Form 10-Q
period 1996-03-31
NETWORK PERIPHERALS INC
filed 1996-05-15
CIK 922521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended March 31, 1996

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1994

               For the transition period from _______ to ________

                         Commission file number 0-23970

                            NETWORK PERIPHERALS INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                   77-0216135
                --------                                   ----------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                  Identification Number)

                             1371 McCarthy Boulevard
                           Milpitas, California 95035
          (Address, including zip code, of principal executive offices)

                                 (408) 321-7300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No
                                  ---       ---


The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of April 26, 1996 was 11,789,773.

This quarterly report on Form 10-Q consists of 15 pages of which this is page 1. The Exhibit Index begins on page 15.

                            NETWORK PERIPHERALS INC.
                               INDEX TO FORM 10-Q
                      For the quarter ended March 31, 1996


PART I.   FINANCIAL INFORMATION


Item                                                                        Page
- ----                                                                        ----
 1.  Financial Statements:

     a.     Condensed Balance Sheets -- March 31, 1996 and
                  December 31, 1995, unaudited                                3

     b.     Condensed Statements of Operations -- Three Months Ended
                  March 31, 1996 and 1995, unaudited                          4

     c.     Condensed Statements of Cash Flows -- Three Months Ended
                  March 31, 1996 and 1995, unaudited                          5

     d.     Notes to Condensed Financial Statements                         6-7


 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                           8-11


PART II.  OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K                                      12-13


     Signatures                                                               14


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                            NETWORK PERIPHERALS INC.
                      CONDENSED BALANCE SHEETS - Unaudited
                 (in thousands, except share and per share data)

                                                                         March 31,           December 31,
                                                                           1996                 1995
                                                                     ----------------     ----------------

ASSETS

Current assets:
   Cash and cash equivalents                                              $7,532          $    27,210
   Short-term investments                                                 36,664               24,931
   Accounts receivable, net of allowance for doubtful
     accounts and returns of $1,303 and $738, respectively                 6,867                5,364
   Inventories                                                             8,411                6,420
   Deferred income taxes                                                   2,189                2,189
   Prepaid expenses and other current assets                               1,992                1,557
                                                                    ------------          ------------
      Total current assets                                                63,655               67,671
Property and equipment, net                                                2,737                2,280
Deferred income taxes and other assets                                     1,846                  160
                                                                    ------------          ------------
                                                                    $     68,238          $    70,111
                                                                    ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                $       3,267         $        956
   Accrued liabilities                                                     7,199                3,446
                                                                   -------------         -------------
      Total current liabilities                                           10,466                4,402
                                                                   -------------         -------------

Stockholders' equity :
   Preferred Stock, $0.001 par value, 2,000,000 shares
      authorized; no shares issued or outstanding                              -                    -
   Common Stock, $0.001 par value, 20,000,000
      shares authorized; 11,782,921 and 11,268,161,
      shares issued and outstanding, respectively                             12                   11
   Additional paid-in capital                                             61,970               56,579
   Notes receivable from stockholders                                        (10)                 (14)
   Retained earnings (accumulated deficit)                                (4,200)               9,133
                                                                   -------------         -------------
      Total stockholders' equity                                         57,772               65,709
                                                                   -------------         -------------
                                                                   $     68,238            $  70,111
                                                                   =============         =============


         The accompanying notes are an integral part of these condensed financial statements.

                                       3

                            NETWORK PERIPHERALS INC.
                 CONDENSED STATEMENTS OF OPERATIONS - Unaudited
                      (in thousands except per share data)


                                                       Three Months Ended
                                                            March 31,
                                                    ----------------------
                                                       1996         1995
                                                    --------        ------

Net sales
Cost of sales                                       $ 10,128     $ 13,215
                                                       6,198        7,115
                                                    --------     --------
            Gross profits                              3,930        6,100
                                                    --------     --------
Operating expenses:
     Research and development, in-process             13,032           --
     Research and development                          1,612        1,365
     Marketing and selling                             2,745        1,557
     General and administrative                          591          523
                                                    --------     --------
           Total operating expense                    17,980        3,445
                                                    --------     --------
Income (loss) from operations                        (14,050)       2,655
Interest income, net                                     555          553
                                                    --------     --------
Income (loss) before income taxes                    (13,495)       3,208
Benefit from (provision for) income taxes                162       (1,122)
                                                    --------     --------
Net income (loss)                                   $(13,333)   $   2,086
                                                    ========    =========

Net income (loss) per share                           $(1.17)   $    0.18
                                                    ========    =========
Weighted average common and
   common equivalent shares                           11,348       11,764
                                                    ========    =========


         The accompanying notes are an integral part of these condensed financial statements

                            NETWORK PERIPHERALS INC.
                 CONDENSED STATEMENTS OF CASH FLOWS - Unaudited
                Increase (decrease) in cash and Cash Equivalents

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                             ------------------------------
                                                                                 1996             1995
                                                                             -------------     ------------

Cash flows from operating activities:
  Net income (loss)                                                          $ (13,333)        $  2,086
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Depreciation                                                                   272              273
    Research and development, in-process                                        13,032               --
    Changes in assets and liabilities (net of effect of
    NuCom acquisition)
      Accounts receivable                                                         (353)             397
      Inventories                                                                 (846)            (872)
      Prepaid expenses and other current assets                                  2,410               73
      Accounts payable                                                             463           (2,004)
      Accrued liabilities                                                        1,254              857
                                                                             ---------         --------
         Net cash provided by operating activities                               2,899              810
                                                                             ---------         --------
Cash used in investing activities:
  Cash paid for NuCom acquisition                                             (11,758)               --
  Holdback Amount from acquisition                                              1,116                --
  Purchases of short-term investments                                         (11,733)           (2,954)
 Purchases of property and equipment                                             (252)             (566)
                                                                             --------          --------
         Net cash used in investing activities                                (22,627)           (3,520)
                                                                             --------          --------
Cash flows from financing activities:
  Proceeds from issuance of Common Stock                                           46                 5
  Payment of Common Stock issuance costs                                           --               (20)
  Repayment of stockholders' notes receivable                                       4                10
  Repayment of capital lease obligation                                            --               (37)
                                                                             --------          --------
        Net cash provided by (used in) financing activities                        50               (42)
                                                                             --------          --------
Net decrease in cash and cash equivalents                                     (19,678)           (2,752)
Cash and cash equivalents at beginning of period                               27,210            21,068
                                                                             --------          --------
Cash and cash equivalents at end of period                                   $  7,532          $ 18,316
                                                                             ========          ========
Supplemental disclosure of cash flow information:
  Income taxes paid                                                          $    113          $    300
                                                                             ========          ========

Supplemental disclosure of noncash investing activity:
  Common Stock used for acquisition of NuCom                                 $  5,342                --
                                                                             ========          ========

          The accompanying notes are an integra part of these condensed financial statements

                                       5

                            NETWORK PERIPHERALS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of March 31, 1996 and December 31, 1995, the results of operations and the cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 1994 and 1995 and for each of the three years in the period ended December 31, 1995, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

         Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or for any other future period.


2.       NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive.

3.       INVENTORIES

         The components of inventory consist of the following (in thousands):


                                           March 31,           December 31,
                                             1996                  1995
                                         ------------        ----------------

         Raw material                     $  4,390              $  3,629
         Work-in-process                     2,737                 1,894
         Finished goods                      1,284                   897
                                         ============        ================
                                          $  8,411              $  6,420
                                         ============        ================

                            NETWORK PERIPHERALS INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS--Continued


4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                March 31,          December 31,
                                                  1995                1995
                                               -----------         ------------

          Computer and test equipment          $     4,777         $    4,085
          Furniture and fixtures                       924                607
          Leasehold improvements                       346                346
                                               -----------         ------------
                                                     6,047              5,038
          Less: accumulated depreciation            (3,310)            (2,758)
                                               ===========         ============
                                               $     2,737         $    2,280
                                               ===========         ============


5.       ACQUISITION OF NUCOM

         Effective March 21, 1996 the Company completed its acquisition of NuCom Systems, Inc. (NuCom), a Taiwan-based company, by purchasing all the outstanding shares of NuCom in exchange for $11,158,134 in cash, and 440,748 shares of Network Peripheral's common stock valued at $5,341,866, for an aggregate purchase price of $17.1 million. The transaction was accounted for using the purchase method; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The research and development in process represents the estimated current fair market value, using a risk-adjusted income approach, of specifically identified technologies which had not reached technological feasibility and had no future uses. The results of operations of NuCom will be included in those of the Company beginning with the quarter ending June 30, 1996. The allocation of the purchase price is as follows (in thousands):


          Research and development, in process           $   13,032
          Other intangible assets                             1,716
          Current assets                                      4,495
          Non-current assets                                    613
          Property and equipment                                479
          Current liabilities Assumed                        (3,235)
                                                       --------------
                                                         $   17,100
                                                       ==============

The total purchase price is derived as follows:

          Cash payment                                   $   11,158
          Issuance of common stock                            5,342
          Other expenses                                        600
                                                       ==============
                                                             17,100
                                                       ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The forward-looking statements included in the succeeding paragraphs are made in reliance upon the safe harbor provisions of the Private Securities Lititgation Reform Act of 1995. The future events described in such statements involve risks and uncertainties, including:
*  the timely development and market acceptance of new products;
* the market demand by customers for the Company's existing products, including demand by OEM customers for custom products, and the distribution channels through which such demand is satisfied;
* competitive actions, including pricing actions and the introduction of new competitive products, that may affect the volume of sales of the Company's products;
* the resources expended in integrating the acquisition of NuCom and the time required to complete that integration;
*  uninterrupted supply of key components, including semiconductor devices   an
   other materials, some of which are sourced from a single supplier;
*  the cost of materials and components;
* the ability of the Company to recruit, train and retain key personnel, including engineers and other technical professionals;
* the development of new technologies rendering existing technologies and products obsolete; and
*  general market conditions.
In evaluating these forward-looking statements, consideration should also be given to the Business Risks discussed below in this interim report.

Net Sales
         Net sales for the three months ended March 31, 1996 were $10.1 million compared to $13.2 million for the three months ended March 31, 1995. This decrease was attributable to a decline in shipments of FDDI LAN switching products, offset in part by a slight increase in the shipments of FDDI adapters. During the quarter ended March 31, 1996, sales to the North America distribution channel decreased to $1.5 million from $3.6 million for the comparable quarter in 1995. This decrease reflected the Company's actions to re-balance the inventory mix in the North America distribution channel to allow for shipment of the Company's newly introduced Fast Ethernet line of LAN switching products. Sales to OEM customers declined to $7.9 million for the quarter ended March 31, 1996 from $9.0 million in the comparable quarter in 1995, primarily due to lower sales of custom FDDI switching products.

Gross Profit/Margin
         Gross margin for the three months ended March 31, 1996 was 38.8% compared to 46.2% for the three months ended March 31, 1995. The decrease was attributed to nonrecurring charges in the most recent quarter associated with start-up costs for several of the newly introduced Fast Ethernet products, extraordinary costs to expedite production to meet shipping requirements for certain OEM customers, and inventory valuation adjustments associated with excess inventory for FDDI products. The Company does not believe the gross margin for the first quarter of 1996 is indicative of gross margins for future periods. However, continued changes in the product mix and the channel mix, variables in the development, introduction and marketing of a new product line, fluctuations in the cost of materials and components, as well as competitive factors, may have an adverse impact on the future gross margin.

Research and Development, In-Process
         For quarter ended March 31, 1996 the Company incurred a one-time charge of $13.0 million for in-process research and development costs related to the acquisition of NuCom (refer to Note 5 and "Acquisition" below).

Research and Development
         Research and development expenses for the three months ended March 31, 1996 were $1.6 million, or 15.9% of net sales, compared to $1.4 million, or 10.3% of net sales, for the corresponding period in 1995. This increase reflected the Company's expenditures to bring certain Fast Ethernet products to market in the first quarter of 1996 and the Company's continued investments in network adapter and LAN switching products, as well as investments in new technologies, including ATM. The Company expects the dollar level of research and development expense, net of contract funding, to increase for future periods of 1996 due to the addition of staff, facilities, equipment and project costs resulting from the acquisition of NuCom. Research and development expense in the 1996 period was net of contract funding of $150,000. No contract funding was recorded in the comparable 1995 quarter.

Marketing and Selling
         Marketing and selling expenses for the three months ended March 31, 1996 were $2.7 million, and included a $700,000 one-time charge for product integration costs related to the aquisition of NuCom. Excluding this nonrecurring charge, marketing and selling expenses for the first quarter of 1996 were $2.0 million, or 20.2% of net sales, compared to $1.6 million, or 11.8% of net sales, in the corresponding period in 1995. This increase was the result of the Company's continued execution of its marketing strategy to expand the distribution and value added reseller channels, to penetrate the global market and establish brandname recognition. The costs include trade shows, advertising, and direct mail activity to promote the Company's products. The Company expects the dollar level of marketing and selling expenses to increase for future periods of 1996 due to the addition of staff, facilities, equipment and program costs resulting from the acquisition of NuCom and the introduction of new products.

General and administrative
         General and administrative expenses for the three months ended March 31, 1996 were $591,000, or 5.8% of net sales, compared to $523,000, or 4.0% of net sales, in the corresponding period in 1995. The increase was primarily attributable to the addition of staff to support the increased activity of the Company. The Company expects the dollar level of general and administrative expenses to increase for future periods of 1996 due to the addition of staff, facilities and equipment resulting from the acquisition of NuCom.

Interest Income
         Interest income for the three months ended March 31, 1996 was $555,000, compared to $553,000 in the corresponding period in 1995. The Company expects interest income to decrease in future periods of 1996 as a result of the reduced level of invested funds.

Income Taxes
         The Company recorded a tax benefit, using an effective tax rate of 35% for the three months ended March 31, 1996. The rate was unchanged from the rate applied throughout 1995 and is less than the statutory rate of 40% due principally to the effects of tax exempt interest and tax credits available to the Company.

Liquidity and Capital Resources

         For the quarter end March 31, 1996, the Company recorded a net loss of $13.3 million due principally to a nonrecurring charge for in-process research and development costs associated with the acquisition of NuCom.

         Cash provided by operating activities for the three months ended March 31, 1996 was $2.9 million, primarily due to an increase in current liabilities and a net increase in prepaid expenses and current assets. The increases in current liabilities is attributable principally to a low level of accounts payable at the end of the prior quarter.

         Cash used in investing activities for the three months ended March 31, 1996 was $22.6 million, of which $11.8 million was attributed to the acquisition of NuCom, offset by $1.1 million retained from the transaction. The remainder of the cash used was for the purchase of short-term investments and for the purchase of computer equipment for use primarily in research and development.

         At March 31, 1996, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $44.2 million and its $5 million bank line of credit. As of March 31, 1996, there were no borrowings outstanding under the line of credit. The Company believes that its existing cash balances, the bank line of credit, and funds provided by future operating activities will be sufficient to meet the Company's capital and operating requirements for the foreseeable future.

Acquisition
         Effective March 21, 1996, pursuant to an Acquisition Agreement, dated January 31, 1996, among Network Peripherals Inc., Network Peripheral International, Ltd., NuCom Systems, Inc., a Taiwan-based company, and the shareholders of Nucom the Company purchased all of the outstanding shares of NuCom. The Company acquired NuCom for an aggregate purchase price of $17.1 million, of which $11,158,134 was paid in the form of cash and $5,341,866 was paid in the form of 440,748 shares of the Company's newly issued Common Stock to the shareholders of NuCom. The remainder of the purchase price was for related transaction costs. The sources of funds used in the acquisition were the Company's existing cash and short-term investments, and its authorized unissued stock.

         NuCom develops, markets and manufactures Ethernet and Fast Ethernet network products. Subsequent to the acquisition, NuCom will operate as a wholly-owned subsidiary of the Registrant.

Business Risks

         In addition to the factors addressed in the preceding sections, certain characteristics and dynamics of the Company's markets, technologies and operations create risks to the Company's long-term success and to predictable quarterly results. These risks will also affect the Company's ability to achieve the results anticipated by the forward-looking statements contained in this interim report. The Company's quarterly results have in the past varied, and are expected in the future to vary significantly as a result of factors such as the timing and shipment of significant orders, new product introductions or technological advances by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in pricing policies by the Company and its competitors, the mix of distribution channels through which the Company's products are sold, the mix of products sold, the accuracy of resellers' forecast of end-user demand, the ability of the Company to obtain sufficient supplies of sole or limited source components for the Company's products and general economic conditions. In response to competitive pressures or new product introductions, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's operating results. In the event of a reduction in the prices of its products, the Company has committed to providing retroactive price adjustments on inventories held by its distributors, which could have the effect of reducing margins and operating results. In addition, changes in the mix of products sold and the mix of distribution channels through which the Company's products are sold may cause fluctuations in the Company's gross margins. The Company's expense levels are based, in part, on its expectations of its future revenue and, as a result, net income would be disproportionately affected by a reduction in revenue. The absence of significant Company experience with new products limits the Company's ability to plan for production, market demand and sales and may adversely affect operating results if the Company misallocates resources to a new product. Due to the potential quarterly fluctuation in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

     The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and short product life cycles. These changes can adversely affect the business and operating results of industry participants. The Company's success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and address increasingly sophisticated customer requirements. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in the products or their component parts, the failure to obtain reliable subcontractors for volume production and testing of mature products, or the failure to achieve market acceptance would have a material adverse effect on the Company's business and operating results.

         The markets in which the Company competes are also characterized by intense competition. Several of the Company's competitors have significantly broader product offerings and greater financial, technical, marketing and other resources and finished installed bases than the Company. These larger competitors may also be able to obtain higher priority for their products from distributors and other resellers that carry products of many companies. A number of the Company's competitors were recently acquired, which is likely to permit these competitors to devote significantly greater resources to the development and marketing of competitive products. These competitive pressures could adversely affect the Company's business and operating results.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


        (a) Exhibits

              3.1(1)      A  Amended and Restated Certificate of Incorporation.
              3.2(1)      By-Laws.
              4.1(1)      Fourth Amended and Restated Investor Rights Agreement
                          dated July 15, 1993.
             10.1(1)*     Form  of  Indemnity  Agreement for directors and
                          officers.
             10.2(1)*     Amended and Restated 1993 Stock Option Plan and forms
                          of agreement thereunder.
             10.3(1)*     1994 Employee Stock Purchase Plan.
             10.4(1)*     1994 Outside Directors Stock Option Plan and form of
                          agreement thereunder.
             10.6(1)      Business Loan  Agreement, and collateral agreements,
                          with Silicon Valley Bank dated August 9, 1991, as amended May 5, 1992, April 15, 1993, February 1, 1994 and April 4, 1994 and Warrant dated August 10, 1991.
             10.9(1)      Facilities Lease dated  August  8, 1991 with John
                          Arrillaga, Trustee, or his Trustee, or his Successor
                          Trustee UTA dated 7/20/77, as amended, and Richard T.
                          Peery, Trustee, or his  Successor Trustee UTA dated
                          7/20/77, as amended.
             10.10(1)(2)  Corporate Purchasing Agreement with Ungermann-Bass,
                          Inc. dated June 10, 1991.
             10.11(1)(2)  Product  Development  Agreement with Ungermann-Bass,
                          Inc. dated  June 10, 1991.
             10.12(1)(2)  OEM Purchase Agreement with Network General
                          Corporation dated March 4, 1991.
             10.13(1)(2)  Authorized Distributor Agreement with Westcon, Inc.
                          dated March 4, 1993.
             10.14(3)     Amendment No. 1 to Facilities Lease dated June 1, 1994
                          with John Arrillaga, Trustee, or his Successor Trustee
                          UTA dated  7/20/77, as amended, and Richard T. Peery,
                          Trustee, or his Successor Trustee UTA dated 7/20/77, as amended.
             10.15(3)     Facilities  Lease  dated  June 1, 1994  with John
                          Arrillaga, Trustee, or his Successor Trustee UTA dated 7/20/77, as amended, and Richard T. Peery, Trustee, or his Successor Trustee UTA dated 7/20/77, as amended.
             10.16(4)     Salary continuation agreement dated as of March 22,
                          1995 with Pauline Lo Alker.
             10.17(4)     Salary continuation agreement dated as of March 22,
                          1995 with Darrell R. Scherbarth.
             10.18(5)     Purchase Agreement among Network Peripherals Inc.,
                          Network Peripherals, Ltd., NuCom Systems, Inc., and the shareholders of NuCom, dated January 31, 1996.
             11.1         Statement regarding computation of net income per
                          share.
             23.1         Consent of Price Waterhouse LLP.

    (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 filed April 28, 1994 (File No. 33-78350).
    (2)  Confidential treatment has been granted as to part of this Exhibit.
    (3) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994 (File No. 0-23970).
    (4) Incorporated by reference to the corresponding exhibit in the Registrant Annual reports on Form 10-K for the year ended
         December 31, 1995 (File No.  0-23970)
    (5) Incorporated by reference to the registrants report on Form 8-K file on March 31, 1996 (File No. 0-23970)

(b)  Reports on Form 8-K
     Current Report on Form 8-K, dated March 21, 1996 (filed March 31, 1996) reported under item 2. the Company's acquisition of Nu Com Systems, Inc.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NETWORK PERIPHERALS INC.

Date:   May 13, 1996                   By:   \s\ TRUMAN COLE
                                       -----------------------------------------
                                       Truman Cole
                                       Vice President, Finance
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                        Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                        Description of Document
- -------                       -----------------------

 3.1(1)         Amended and Restated Certificate of Incorporation.
 3.2(1)         By-Laws.
 4.1(1)         Fourth Amended and Restated Investor Rights Agreement dated
                July 15, 1993.
10.1(1)*        Form of Indemnity Agreement for directors and officers.
10.2(1)*        Amended and Restated 1993 Stock Option Plan and forms of
                agreement thereunder.
10.3(1)*        1994 Employee Stock Purchase Plan.
10.4(1)*        1994 Outside Directors Stock Option Plan and form of agreement thereunder.
10.6(1)         Business Loan Agreement, and collateral agreements, with Silicon
                Valley Bank dated August 9, 1991, as amended May 5, 1992,
                April 15, 1993,  February 1, 1994 and April 4, 1994 and Warrant
                dated August 10, 1991.
10.9(1)         Facilities Lease dated August 8, 1991 with John Arrillaga,
                Trustee, or his Trustee, or his Successor Trustee UTA dated
                7/20/77, as amended, and Richard T. Peery, Trustee, or his
                Successor Trustee UTA dated 7/20/77, as amended.
10.10(1)(2)     Corporate Purchasing Agreement with Ungermann-Bass, Inc. dated
                June 10, 1991.
10.11(1)(2)     Product Development Agreement with Ungermann-Bass, Inc. dated
                June 10, 1991.
10.12(1)(2)     OEM Purchase Agreement with Network General Corporation dated
                March 4, 1991.
10.13(1)(2)     Authorized Distributor Agreement with Westcon, Inc. dated
                March 4, 1993.
10.14(3)        Amendment No. 1 to Facilities Lease dated June 1, 1994 with
                John Arrillaga, Trustee,  or his Successor Trustee UTA dated
                7/20/77, as amended, and Richard T. Peery, Trustee, or his Successor Trustee UTA dated 7/20/77, as amended.
10.15(3)        Facilities Lease dated June 1, 1994 with John Arrillaga,
                Trustee, or his Successor Trustee UTA dated 7/20/77, as amended and Richard T. Peery, Trustee, or his Successor Trustee UTA dated 7/20/77, as amended.
10.16(4)        Salary continuation agreement dated as of March 22, 1995 with
                Pauline Lo Alker.
10.17(4)        Salary continuation agreement dated as of March 22, 1995 with
                Darrell R. Scherbarth.
10.18(5)        Purchase Agreement among Network Peripherals Inc.,  Network
                Peripherals, Ltd., NuCom Systems, Inc., and the shareholders of
                NuCom, dated January 31, 1996.
11.1            Statement regarding computation of net income per share.
23.1            Consent of Price Waterhouse LLP.