Form 10-Q
period 1996-06-30
NETWORK PERIPHERALS INC
filed 1996-08-13
CIK 922521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1994


               For the transition period from _______ to ________

                         Commission file number 0-23970

                            NETWORK PERIPHERALS INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                      77-0216135
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

                                  Yes  X  No
                                     ----   ----

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of July 31, 1996 was 11,897,036.

This quarterly report on Form 10-Q consists of 15 pages of which this is page 1. The Exhibit Index begins on page 15.

                            NETWORK PERIPHERALS INC.
                               INDEX TO FORM 10-Q
                       For the quarter ended June 30, 1996


PART I. FINANCIAL INFORMATION


Item                                                                        Page
                                                                            ----
 1.      Financial Statements (unaudited):

         a.       Condensed Consolidated Balance Sheets -- June 30, 1996
                  and December 31, 1995.                                     3

         b.       Condensed Consolidated Statements of Operations -- Three
                  Months and Six Months Ended June 30, 1996 and 1995.        4

         c.       Condensed Consolidated Statements of Cash Flows -- Six
                  Months Ended June 30, 1996 and 1995.                       5

         d.       Notes to Condensed Consolidated Financial Statements      6-7


 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                         8-11


PART II.   OTHER INFORMATION

6.       Exhibits and Reports on Form 8-K                                  12-13


         Signatures                                                          14

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                                           NETWORK PERIPHERALS INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS -Unaudited
                                     (in thousands, except share and per
                                                 share data)

                                                                        June 30,              December 31,
                                                                          1996                   1995
                                                                    ------------------      ----------------
ASSETS

Current assets:
     Cash and cash equivalents                                        $        21,880           $    27,210
     Short-term investments                                                    22,171                24,931
     Accounts receivable, net of allowance for doubtful
            accounts and returns of $1,007 and $738, respectively               8,451                 5,364
     Inventories                                                                8,458                 6,420
     Deferred income taxes                                                      2,544                 2,189
     Prepaid expenses and other current assets                                  1,943                 1,557
                                                                    ------------------      ----------------
          Total current assets                                                 65,447                67,671
Property and equipment, net                                                     2,734                 2,280
Other assets                                                                    1,746                   160
                                                                    ------------------      ----------------
                                                                      $        69,927           $    70,111
                                                                    ==================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                 $         3,380          $        956
     Accrued liabilities                                                        8,085                 3,446
                                                                    ------------------      ----------------
          Total current liabilities                                            11,465                 4,402
                                                                    ------------------      ----------------

Stockholders' equity:
     Preferred Stock, $0.001 par value, 2,000,000 shares
          authorized; no shares issued or outstanding                               -                    -

     Common Stock, $0.001 par value, 20,000,000
          shares authorized; 11,891,484 and 11,268,161,
          shares issued and outstanding, respectively                              12                    11
     Additional paid-in capital                                                62,409                56,579
     Notes receivable from stockholders                                            (5)                  (14)
     Retained earnings (accumulated deficit)                                   (3,954)                9,133
                                                                    ------------------      ----------------
          Total stockholders' equity                                           58,462                65,709
                                                                    ------------------      ----------------
                                                                      $        69,927           $    70,111
                                                                    ==================      ================

            The accompanying notes are an integral part of these condensed financial statements.


                                                NETWORK PERIPHERALS INC.
                                           CONDENSED CONSOLIDATED STATEMENTS
                                               OF OPERATIONS - Unaudited
                                         (in thousands, except per share data)

                                                       Three Months Ended              Six Months Ended
                                                         June 30,                            June 30,
                                                ----------------------------    ------------------------------
                                                    1996           1995             1996             1995
                                                -------------  -------------    --------------   -------------

Net sales                                        $    12,774    $    13,815      $     22,902    $     27,030
Cost of sales                                          6,792          7,292            12,990          14,407
                                                -------------  -------------    --------------   -------------
        Gross profit                                   5,982          6,523             9,912          12,623
                                                -------------  -------------    --------------   -------------
Operating expenses:
     Acquired research and development in
        process and product integration costs              -              -            13,732               -
     Research and development                          2,340          1,374             3,952           2,739
     Marketing and selling                             2,687          1,543             4,732           3,100
     General and administrative                          951            543             1,542           1,066
                                                -------------  -------------    --------------   -------------
        Total operating expenses                       5,978          3,460            23,958           6,905
                                                -------------  -------------    --------------   -------------
Income (loss) from operations                              4          3,063           (14,046)          5,718
Interest income, net                                     374            551               929           1,104
                                                -------------  -------------    --------------   -------------
Income (loss) before income taxes                        378          3,614           (13,117)          6,822
Provision for income taxes                               132          1,266               (30)          2,388
                                                -------------  -------------    --------------   -------------
Net income (loss)                                $       246    $     2,348      $    (13,087)    $     4,434
                                                =============  =============    ==============   =============

Net income (loss) per share                      $      0.02    $      0.20      $      (1.13)    $      0.38
                                                =============  =============    ==============   =============
Weighted average common and
     common equivalent shares                         12,333         11,750            11,617          11,757
                                                =============  =============    ==============   =============

           The accompanying notes are an integral part of these condensed financial statements

                                           NETWORK PERIPHERALS INC.
                                      CONDENSED CONSOLIDATED STATEMENTS
                                         OF CASH FLOWS - Unaudited
                               Increase (decrease) in Cash and Cash Equivalents
                                                (in thousands)
                                                                                    Six Months Ended
                                                                                        June 30,
                                                                             -------------------------------
                                                                                 1996              1995
                                                                             -------------     -------------

Cash flows from operating activities:
     Net income (loss)                                                         $  (13,087)       $    4,434
     Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                                               1,341               525
        Research and development, in-process                                       13,032                 -
        Deferred income tax                                                          (355)                -
        Changes in assets and liabilities (net of effect of
        NuCom acquisition)
            Accounts receivable                                                    (1,937)           (2,559)
            Inventories                                                              (894)            1,036
            Prepaid expenses and other current assets                                 881               147
            Accounts payable                                                        2,083            (2,824)
            Accrued liabilities                                                       631              (376)
                                                                             -------------     -------------
               Net cash provided by operating activities                            1,695               383
                                                                             -------------     -------------
Cash used in investing activities:
     Cash paid for Acquisition, net of cash acquired                              (10,401)                -
     Holdback amount from Acquisition                                               1,116                 -
     Sale (purchase) of short-term investments                                      2,760           (13,727)
     Purchases of property and equipment                                             (996)             (868)
                                                                             -------------     -------------
               Net cash used in investing activities                               (7,521)          (14,595)
                                                                             -------------     -------------

Cash flows from financing activities:
     Proceeds from issuance of Common Stock                                           488                15
     Repayment of stockholders' notes receivable                                        8                28
                                                                             -------------     -------------
            Net cash provided by financing activities                                 496                43
                                                                             -------------     -------------
Net decrease in cash and cash equivalents                                          (5,330)          (14,169)
Cash and cash equivalents at beginning of period                                   27,210            21,068
                                                                             -------------     -------------
Cash and cash equivalents at end of period                                     $   21,880       $     6,899
                                                                             =============     =============

Supplemental disclosure of cash flow information:
     Income taxes paid                                                         $      133       $     2,382
                                                                              =============     =============
     Cash paid for interest                                                    $        -       $        27
                                                                             =============     =============

Supplemental disclosure of noncash investing activity:
     Common Stock used for acquisition of NuCom                                $    5,342       $         -
                                                                             =============     =============


             The accompanying notes are an integral part of these condensed financial statements

                            NETWORK PERIPHERALS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of June 30, 1996 and December 31, 1995, the results of its operations for the three and six month periods ended June 30, 1996 and 1995, and its cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 1994 and 1995 and for each of the three years in the period ended December 31, 1995, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

         Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996 or for any other future period.


2.       NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive.


3.       INVENTORIES

         The components of inventory consist of the following (in thousands):


                                        June 30,            December 31,
                                         1996                  1995
                               -------------------    --------------------

         Raw material             $         4,450      $            3,629
         Work-in-process                    3,080                   1,894
         Finished goods                       928                     897
                               -------------------    --------------------
                                  $         8,458       $           6,420
                               ===================    ====================

                            NETWORK PERIPHERALS INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS--Continued


4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                 June 30,        December 31,
                                                   1996             1995
                                             ---------------- ----------------

          Computer and test equipment         $        5,100   $        4,085
          Furniture and fixtures                       1,067              607
          Leasehold improvements                         346              346
                                             ---------------- ----------------
                                                       6,513            5,038
          Less: accumulated depreciation              (3,779)          (2,758)
                                             ---------------- ----------------
                                              $        2,734   $        2,280
                                             ================ ================


5.       ACQUISITION OF NUCOM

         Effective March 21, 1996 the Company completed its acquisition of NuCom Systems, Inc. (NuCom), a Taiwan-based company, by purchasing all the outstanding shares of NuCom in exchange for $11,158,134 in cash, and 440,748 shares of Network Peripheral's common stock valued at $5,341,866, for an aggregate purchase price of $17.1 million. The transaction was accounted for using the purchase method; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The research and development in process represents the estimated current fair market value, using a risk-adjusted income approach, of specifically identified technologies which had not reached technological feasibility and had no future uses. The results of operations of NuCom will be included with those of the Company beginning with the quarter ending June 30, 1996. The allocation of the purchase price is as follows (in thousands):


             Research and development, in process        $   13,032
             Other intangible assets                          1,716
             Current assets                                   4,495
             Non-current assets                                 613
             Property and equipment                             479
             Current liabilities Assumed                     (3,235)
                                                        -----------
                                                         $   17,100
                                                        ===========

The total purchase price is derived as follows:


             Cash payment                                $   11,158
             Issuance of common stock                         5,342
             Other expenses                                     600
                                                        -----------
                                                         $   17,100
                                                        ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The forward-looking statements included in the succeeding paragraphs are made in reliance upon the safe harbor provisions of the Private Securities Lititgation Reform Act of 1995. The future events described in such statements involve risks and uncertainties, including:
*     the timely development and market acceptance of new products;
* the market demand by customers for the Company's existing products, including demand by OEM customers for custom products, and the distribution channels through which such demand is satisfied;
* competitive actions, including pricing actions and the introduction of new competitive products, that may affect the volume of sales of the Company's products;
* the resources expended in integrating the acquisition of NuCom and the time required to complete that integration;
* uninterrupted supply of key components, including semiconductor devices and other materials, some of which are sourced from a single supplier;
*     the cost of materials and components;
* the ability of the Company to recruit, train and retain key personnel, including engineers and other technical professionals;
* the development of new technologies rendering existing technologies and products obsolete; and
* resources devoted to developing distribution channels and the success of these efforts.
In evaluating these forward-looking statements, consideration should also be given to the Business Risks discussed below in this interim report.

Net Sales
         Net sales were $12.8 million for the three months ended June 30, 1996, as compared to $13.8 million for the three months ended June 30, 1995, a decrease of 8%. For the six months ended June 30, 1996 and 1995, net sales were $22.9 million and $27.0 million, respectively, a decrease of 15%. The decreases in the three and six month periods were primarily attributed to lower shipments of FDDI LAN switching products, which declined 12% to $6.1 million for the quarter and 32% to $9.8 million for the six months. The decline in shipments reflected a significant reduction in OEM demand for FDDI switching hubs, offset in part by shipments of new Fast Ethernet products. The Company made initial shipments of its Fast Ethernet products in the quarter ended March 31, 1996. The Fast Ethernet products represented $2.0 million, or 15.8% of net sales during the most recent quarter.

Gross Profit/Margin
         Gross margin was 46.8% for the three months ended June 30, 1996, as compared to 47.2% for the three months ended June 30, 1995. The decrease was primarily the result of the amortization of intangible assets related to the acquisition of NuCom Systems, Inc. (the Acqusition) and changes in the product mix. For the six months ended June 30, 1996 and 1995, gross margins were 43.3% and 46.7%, respectively. The decrease was attributable to several nonrecurring charges in the first quarter, including start-up costs for several of the Fast Ethernet products and extraordinary costs to expedite production to meet shipping requirements for certain OEM customers. Continued changes in the product mix and the sales channel mix, variables in the development, introduction and marketing of a new product line, fluctuations in the cost of materials and components, as well as competitive factors, may adversely impact the gross margin in future periods. Precluding such variables, the Company expects the gross margin to remain relatively constant for the remainder of 1996.

Research and Development In-Process and Product Integration Costs
         In the first quarter of 1996, the Company incurred one-time charges of $13.0 million for in-process research and development costs and $700,000 for product integration related to the Acquisition (refer to Note 5).

Research and Development
         Research and development expense was $2.3 million, or 18.3% of net sales, for the three months ended June 30, 1996, as compared to $1.4 million, or 9.9% of net sales, for the corresponding period in 1995. For the six months ended June 30, 1996 and 1995, research and development expenses were $4.0 million, or 17.3% of sales, and $2.7 million, or 10.1% of sales, respectively. The expenses in the three and six months ended June 30, 1996 are net of contract funding of $121,000 and $271,000, respectively. No contract funding was recorded in the corresponding periods in 1995. The increase in expenditures reflected the addition of staff, facilities and equipment resulting from the Acquisition, as well as costs for the development of new technologies, including ATM, and enhancement of current technologies, including FDDI and Fast Ethernet. The Company expects the dollar level of research and development expense to remain relatively constant for the remainder of the 1996.

Marketing and Selling
         Marketing and selling expense was $2.7 million, or 21% of net sales, for the three months ended June 30, 1996, as compared to $1.5 million, or 11.2% of net sales, for the corresponding period in 1995. For the six months ended June 30, 1996 and 1995, marketing and selling expenses were $4.7 million, or 20.7% of net sales, and $3.1 million, or 11.5% of sales, respectively. The increase in expenditures reflected the addition of staff, facilities and equipment resulting from the Acquisition. Additionally, the Company incurred expenses during 1996 while pursuing its marketing strategy to penetrate the global markets, including Asia and Europe, and to establish brandname recognition. The cost of implementing this strategy includes the addition of sales staff and related overhead costs, and the cost of advertising and promotional campaigns. The Company expects the dollar level of marketing and selling expense to increase in future periods of 1996 as the Company expands its international sales efforts.

General and administrative
         General and administrative expense was $951,000, or 7.4% of net sales, for the three months ended June 30, 1996, as compared to $543,000, or 3.9% of net sales, for the corresponding period in 1995. For the six months ended June 30, 1996 and 1995, general and administrative expenses were $1.5 million, or 6.7% of sales, and $1.1 million, or 3.9% of sales, respectively. The increase in expenditures reflected the addition of staff, facilities and equipment resulting from the Acquisition and higher professional fees to support the increased activities of the Company. The Company expects the dollar level of general and administrative expense to remain relatively constant for the remainder of 1996.

Interest Income
         Interest income was $374,000 for the three months ended June 30, 1996, as compared to $551,000 for the corresponding period in 1995. For the six months ended June 30, 1996 and 1995, interest income was $929,000 and $1.1 million, respectively. The decrease was the result of reduced level of invested funds as a result of the Acquisition.

Income Taxes
         The Company's effective tax rate for the three and six months ended June 30, 1996 was 35%, excluding the non-recurring charge of in-process research and development, a non-deductible item for tax purposes. The rate was unchanged from the rate applied throughout 1995 and is less than the combined federal and state statutory rate due principally to the effects of tax exempt interest and tax credits available to the Company.

Liquidity and Capital Resources

         For the six months ended June 30, 1996, the Company recorded a loss of $13.1 million due principally to a non-recurring charge for in-process research and development purchased in connection with the Acquisition.

         Cash provided by operating activities for the six months ended June 30, 1996 was $1.7 million, primarily due to a net increase in current liabilities, offset in part by an increase in accounts receivable. The increases in current liabilities is attributable principally to a low level of accounts payable at the end of the prior year and the increase in account receivable is attributable to a significant portion of shipment recorded in the last month in the quarter.

         Cash used in investing activities for the six months ended June 30, 1996 was $7.5 million, of which $10.4 million, was attributed to the acquisition of NuCom, reduced by $1.1 million retained in the transaction. The remainder of the cash used was for the purchase of computer equipment offset by the sale of short-term investments.

         Cash provided by financing activities for the six months ended June 30, 1996 primarily resulted from the issuance of common stock under the Company's stock option and employee stock purchase programs.

         At June 30, 1996, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $44.1 million. As of June 30, 1996, the Company was in the process of renegotiating its bank line of credit and expects an agreement to be reached no later than the quarter ending September 30, 1996. The Company believes that its existing cash balances and funds provided by future operating activities will be sufficient to meet the Company's capital and operating requirements for the foreseeable future.

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

               3.1(1)        Amended and Restated Certificate of Incorporation.
               3.2(1)        By-Laws.
               4.1(1)        Fourth   Amended  and  Restated   Investor   Rights
                             Agreement dated July 15, 1993.
               10.1(1)*      Form  of  Indemnity  Agreement  for  directors  and
                             officers.
               10.2(1)*      Amended  and  Restated  1993 Stock  Option Plan and
                             forms of agreement thereunder.
               10.3(1)*      1994 Employee Stock Purchase Plan.
               10.4(1)*      1994 Outside  Directors  Stock Option Plan and form
                             of agreement thereunder.
               10.6(1)       Business Loan Agreement, and collateral agreements,
                             with Silicon  Valley Bank dated August 9, 1991,  as
                             amended May 5, 1992,  April 15,  1993,  February 1,
                             1994 and April 4, 1994 and Warrant dated August 10,
                             1991.
               10.9(1)       Facilities  Lease  dated  August  8, 1991 with John
                             Arrillaga,   Trustee,   or  his  Trustee,   or  his
                             Successor  Trustee UTA dated  7/20/77,  as amended,
                             and Richard T.  Peery,  Trustee,  or his  Successor
                             Trustee UTA dated 7/20/77, as amended.
               10.10(1)(2)   Corporate Purchasing Agreement with Ungermann-Bass,
                             Inc. dated June 10, 1991.
               10.11(1)(2)   Product Development  Agreement with Ungermann-Bass,
                             Inc. dated June 10, 1991.
               10.12(1)(2)   OEM  Purchase   Agreement   with  Network   General
                             Corporation dated March 4, 1991.
               10.13(1)(2)   Authorized Distributor Agreement with Westcon, Inc.
                             dated March 4, 1993.
               10.14(3)      Amendment No. 1 to  Facilities  Lease dated June 1,
                             1994 with John Arrillaga, Trustee, or his Successor
                             Trustee UTA dated 7/20/77, as amended,  and Richard
                             T. Peery,  Trustee,  or his  Successor  Trustee UTA
                             dated 7/20/77, as amended.
               10.15(3)      Facilities  Lease  dated  June 1,  1994  with  John
                             Arrillaga,  Trustee,  or his Successor  Trustee UTA
                             dated  7/20/77,  as amended,  and Richard T. Peery,
                             Trustee,   or  his  Successor   Trustee  UTA  dated
                             7/20/77, as amended.
               10.16(4)      Salary continuation agreement dated as of March 22,
                             1995 with Pauline Lo Alker.
               10.17(4)      Salary continuation agreement dated as of March 22,
                             1995 with Darrell R. Scherbarth.
               10.18(5)      Purchase Agreement among Network  Peripherals Inc.,
                             Network Peripherals, Ltd., NuCom Systems, Inc., and the shareholders of NuCom, dated January 31, 1996.
               10.19         Salary continuation  agreement dated as of May 1996
                             with Truman Cole.
               10.20         Salary continuation  agreement dated as of May 1996
                             with Don Morrison.
               11.1          Statement  regarding  computation of net income per
                             share.

               (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1. (File No. 33-78350)

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

               (5) Incorporated by reference to the registrants report on Form 8-K filed on March 31, 1996 (File No. 0-23970)

         (b)   Reports on Form 8-K

               Amendment to Current Report on Form 8-K, dated March 21, 1996 (filed June 4, 1996) reported under item 2. the Company's acquisition of NuCom Systems, Inc.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NETWORK PERIPHERALS INC.

Date:   August 9, 1996              By:    \s\ TRUMAN COLE
                                        -------------------------------
                                        Truman Cole
                                        Vice President, Finance
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                INDEX TO EXHIBITS

Exhibit
Number                        Description of Document
- --------                      -----------------------
 3.1(1)          Amended and Restated Certificate of Incorporation.
 3.2(1)          By-Laws.
 4.1(1)          Fourth Amended and Restated  Investor  Rights  Agreement  dated
                 July 15, 1993.
10.1(1)*         Form of Indemnity Agreement for directors and officers.
10.2(1)*         Amended  and  Restated  1993  Stock  Option  Plan and  forms of agreement thereunder.
10.3(1)*         1994 Employee Stock Purchase Plan.
10.4(1)*         1994 Outside  Directors Stock Option Plan and form of agreement thereunder.
10.6(1)          Business  Loan  Agreement,  and  collateral  agreements,   with
                 Silicon  Valley  Bank dated  August 9, 1991,  as amended May 5,
                 1992,  April 15,  1993,  February 1, 1994 and April 4, 1994 and
                 Warrant dated August 10, 1991.
10.9(1)          Facilities  Lease  dated  August 8,  1991 with John  Arrillaga,
                 Trustee,  or his Trustee,  or his  Successor  Trustee UTA dated
                 7/20/77,  as amended,  and Richard T.  Peery,  Trustee,  or his
                 Successor Trustee UTA dated 7/20/77, as amended.
10.10(1)(2)      Corporate Purchasing Agreement with Ungermann-Bass,  Inc. dated
                 June 10, 1991.
10.11(1)(2)      Product Development  Agreement with Ungermann-Bass,  Inc. dated
                 June 10, 1991.
10.12(1)(2)      OEM Purchase  Agreement with Network General  Corporation dated
                 March 4, 1991.
10.13(1)(2)      Authorized Distributor Agreement with Westcon, Inc. dated March
                 4, 1993.
10.14(3)         Amendment  No. 1 to  Facilities  Lease  dated June 1, 1994 with
                 John  Arrillaga,  Trustee,  or his Successor  Trustee UTA dated
                 7/20/77, as amended, and Richard T. Peery, Trustee, or his Successor Trustee UTA dated 7/20/77, as amended.
10.15(3)         Facilities  Lease  dated  June 1,  1994  with  John  Arrillaga,
                 Trustee, or his Successor Trustee UTA dated 7/20/77, as amended, and Richard T. Peery, Trustee, or his Successor
                 Trustee UTA dated 7/20/77, as amended.
10.16(4)         Salary  continuation  agreement dated as of March 22, 1995 with
                 Pauline Lo Alker.
10.17(4)         Salary  continuation  agreement dated as of March 22, 1995 with
                 Darrell R. Scherbarth.
10.18(5)         Purchase  Agreement  among Network  Peripherals  Inc.,  Network
                 Peripherals, Ltd., NuCom Systems, Inc., and the shareholders of
                 NuCom, dated January 31, 1996.
10.19            Salary continuation  agreement dated as of May 1996 with Truman
                 Cole.
10.20            Salary  continuation  agreement  dated as of May 1996  with Don
                 Morrison.
11.1             Statement regarding computation of net income per share.

27.0             Financial Data Schedule