Form 10-Q
period 1996-09-30
NETWORK PERIPHERALS INC
filed 1996-11-14
CIK 922521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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


The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of October 31, 1996 was 11,922,580.

This quarterly report on Form 10-Q consists of 15 pages of which this is page 1. The Exhibit Index is on page 15.


                            NETWORK PERIPHERALS INC.
                               INDEX TO FORM 10-Q
                    For the quarter ended September 30, 1996


PART I. FINANCIAL INFORMATION


Item                                                                                  Page
                                                                                      ----
 1.      Financial Statements (unaudited):

         a.       Condensed Consolidated Balance Sheets -- September 30, 1996
                  and December 31, 1995.                                                  3

         b.       Condensed Consolidated Statements of Operations -- Three
                  Months and Nine Months Ended September 30, 1996 and 1995                4

         c.       Condensed Consolidated Statements of Cash Flows -- Nine
                  Months Ended September 30, 1996 and 1995.                               5

         d.       Notes to Condensed Consolidated Financial Statements                  6-7

 2.      Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                      8-11


PART II.   OTHER INFORMATION

6.       Exhibits and Reports on Form 8-K                                             12-13


         Signatures                                                                      14





PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                                                      NETWORK PERIPHERALS INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
                                           (in thousands, except share and per share data)

                                                                                                       September 30,    December 31,
                                                                                                           1996             1995
                                                                                                         --------          --------
ASSETS

Current assets:
     Cash and cash equivalents                                                                           $  3,859          $ 27,210
     Short-term investments                                                                                39,030            24,931
     Accounts receivable, net of allowance for doubtful
            accounts and returns of $1,175 and $738, respectively                                           9,519             5,364
     Inventories                                                                                            9,511             6,420
     Deferred income taxes                                                                                  2,588             2,189
     Prepaid expenses and other current assets                                                              1,430             1,557
                                                                                                         --------          --------
          Total current assets                                                                             65,937            67,671
Property and equipment, net                                                                                 3,251             2,280
Other assets                                                                                                1,457               160
                                                                                                         --------          --------
                                                                                                         $ 70,645          $ 70,111
                                                                                                         ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                    $  2,720          $    956
     Accrued liabilities                                                                                    8,928             3,446
                                                                                                         --------          --------
          Total current liabilities                                                                        11,648             4,402
                                                                                                         --------          --------

Stockholders' equity :
     Preferred Stock, $0.001 par value, 2,000,000 shares
          authorized; no shares issued or outstanding                                                        --                 --
     Common Stock, $0.001 par value, 20,000,000
          shares authorized; 11,917,847 and 11,268,161,
          shares issued and outstanding, respectively                                                          12                11
     Additional paid-in capital                                                                            62,466            56,579
     Notes receivable from stockholders                                                                        (3)              (14)
     Retained earnings (accumulated deficit)                                                               (3,478)            9,133
                                                                                                         --------          --------
          Total stockholders' equity                                                                       58,997            65,709
                                                                                                         --------          --------
                                                                                                         $ 70,645          $ 70,111
                                                                                                         ========          ========


                        The accompanying notes are an integral part of these condensed financial statements.


                                                      NETWORK PERIPHERALS INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
                                                (in thousands, except per share data)


                                                                            Three Months Ended                Nine Months Ended
                                                                                September 30,                    September 30,
                                                                        -------------------------         --------------------------
                                                                          1996             1995             1996              1995
                                                                        --------         --------         --------          --------
Net sales                                                               $ 14,098         $  9,698         $ 37,001          $ 36,728
Cost of sales                                                              7,402            4,904           20,393            19,311
                                                                        --------         --------         --------          --------
        Gross profit                                                       6,696            4,794           16,608            17,417
                                                                        --------         --------         --------          --------
Operating expenses:
     Acquired research and development in
        process and product integration costs                               --               --             13,732              --
     Research and development                                              2,342            1,076            6,294             3,816
     Marketing and selling                                                 3,102            2,076            7,835             5,176
     General and administrative                                              944              601            2,485             1,666
                                                                        --------         --------         --------          --------
        Total operating expenses                                           6,388            3,753           30,346            10,658
                                                                        --------         --------         --------          --------
Income (loss) from operations                                                308            1,041          (13,738)            6,759
Interest income, net                                                         424              542            1,353             1,646
                                                                        --------         --------         --------          --------
Income (loss) before income taxes                                            732            1,583          (12,385)            8,405
Provision for income taxes                                                   256              554              226             2,942
                                                                        --------         --------         --------          --------
Net income (loss)                                                       $    476         $  1,029         $(12,611)         $  5,463
                                                                        ========         ========         ========          ========

Net income (loss) per share                                             $   0.04         $   0.09         $  (1.08)         $   0.47
                                                                        ========         ========         ========          ========
Weighted average common and
     common equivalent shares                                             12,276           11,715           11,701            11,745
                                                                        ========         ========         ========          ========

                         The accompanying notes are an integral part of these condensed financial statements


                                                      NETWORK PERIPHERALS INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                                          Increase (decrease) in Cash and Cash Equivalents
                                                           (in thousands)

                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                     -------------------------------
                                                                                                       1996                  1995
                                                                                                     --------              --------
Cash flows from operating activities:
     Net income (loss)                                                                               $(12,611)             $  5,463
     Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
        Depreciation and amortization                                                                   1,855                 1,032
        Research and development in-process                                                            13,032                  --
        Deferred income taxes                                                                            (399)                 --
        Changes in assets and liabilities (net of effect of
        NuCom acquisition)
            Accounts receivable                                                                        (3,005)                 (270)
            Inventories                                                                                (1,947)                1,098
            Prepaid expenses and other current assets                                                   1,685                  (138)
            Accounts payable                                                                            1,423                (1,874)
            Accrued liabilities                                                                         1,473                  (373)
                                                                                                     --------              --------
               Net cash provided by operating activities                                                1,505                 4,938
                                                                                                     --------              --------

Cash used in investing activities:
     Cash paid for Acquisition, net of cash acquired                                                  (10,401)                 --
     Holdback amount from Acquisition                                                                   1,115                  --
     Purchase of short-term investments                                                               (14,099)              (22,729)
     Purchases of property and equipment                                                               (2,028)               (1,527)
                                                                                                     --------              --------
               Net cash used in investing activities                                                  (25,413)              (24,256)
                                                                                                     --------              --------

Cash flows from financing activities:
     Proceeds from issuance of Common Stock                                                               546                   218
     Repayment of stockholders' notes receivable                                                           11                    35
                                                                                                     --------              --------
            Net cash provided by financing activities                                                     557                   253
                                                                                                     --------              --------
Net decrease in cash and cash equivalents                                                             (23,351)              (19,065)
Cash and cash equivalents at beginning of period                                                       27,210                21,068
                                                                                                     --------              --------
 Cash and cash equivalents at end of period                                                          $  3,859              $  2,003
                                                                                                     ========              ========

Supplemental disclosure of cash flow information:
     Income taxes paid                                                                               $   --                $  4,365
                                                                                                     ========              ========
     Cash paid for interest                                                                          $   --                $     29
                                                                                                     ========              ========

Supplemental disclosure of noncash investing activity:
     Common Stock used for acquisition of NuCom                                                      $  5,342              $    --
                                                                                                     ========              ========

                         The accompanying notes are an integral part of these condensed financial statements

                            NETWORK PERIPHERALS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of September 30, 1996 and December 31, 1995, the results of its operations for the three and nine month periods ended September 30, 1996 and 1995, and its cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 1994 and 1995 and for each of the three years in the period ended December 31, 1995, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

         Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 or for any other future period.


2.       NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive.


3.       INVENTORIES

         The components of inventory consist of the following (in thousands):


                                               September 30,   December 31,
                                                   1996           1995
                                                  -------        ------

         Raw material                             $4,813         $3,629
         Work-in-process                           3,122          1,894
         Finished goods                            1,576            897
                                                  ======         ======
                                                  $9,511         $6,420
                                                  ======         ======

                            NETWORK PERIPHERALS INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS--Continued


4.       PROPERTY AND EQUIPMENT

               Property and equipment consist of the following (in thousands):

                                              September 30,  December 31,
                                                   1996         1995
                                                  -------      -------
         Computer and test equipment              $ 6,343      $ 4,085
         Furniture and fixtures                       850          607
         Leasehold improvements                       352          346
                                                  -------      -------
                                                    7,545        5,038
         Less: accumulated depreciation            (4,294)      (2,758)
                                                  =======      =======
                                                  $ 3,251      $ 2,280
                                                  =======      =======



5.       ACQUISITION OF NUCOM

         Effective March 21, 1996 the Company completed its acquisition of NuCom Systems, Inc. (NuCom), a Taiwan-based company, by purchasing all the outstanding shares of NuCom in exchange for $11,158,134 in cash, and 440,748 shares of Network Peripheral's common stock valued at $5,341,866, for an aggregate purchase price of $17.1 million. The transaction was accounted for using the purchase method; accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The research and development in process represents the estimated current fair market value, using a risk-adjusted income approach, of specifically identified technologies which had not reached technological feasibility and had no future uses. The results of operations of NuCom are included with those of the Company beginning with the quarter ended June 30, 1996. The allocation of the purchase price is as follows (in thousands):


         Research and development, in process                 $ 13,032
         Other intangible assets                                 1,716
         Current assets                                          4,495
         Non-current assets                                        613
         Property and equipment                                    479
         Current liabilities assumed                            (3,235)
                                                              --------
                                                              $ 17,100
                                                              ========

The total purchase price is derived as follows:


         Cash payment                                           $11,158
         Issuance of common stock                                 5,342
         Other expenses                                             600
                                                                =======
                                                                $17,100
                                                                =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The forward-looking statements included in the succeeding paragraphs are made in reliance upon the safe harbor provisions of the Private Securities Lititgation Reform Act of 1995. The future events described in such statements involve risks and uncertainties, including:

*     the timely development and market acceptance of new products;
* the market demand by customers for the Company's existing products, including demand by OEM customers for custom products, and the distribution channels through which such demand is satisfied;
* competitive actions, including pricing actions and the introduction of new competitive products, that may affect the volume of sales and margins of the Company's products;
* uninterrupted supply of key components, including semiconductor devices and other materials, some of which are sourced from a single supplier;
*     the cost of materials and components;
* the ability of the Company to recruit, train and retain key personnel, including engineers and other technical professionals;
* the development of new technologies rendering existing technologies and products obsolete; and
* resources devoted to developing distribution channels and the success of these efforts.

In evaluating these forward-looking statements, consideration should also be given to the Business Risks discussed below in this interim report.

Net Sales
         For the three months ended September 30, 1996, net sales were $14.1 million as compared to $9.7 million for the three months ended September 30, 1995, an increase of $4.4 million or 45%. New Fast Ethernet products, principally switches and switching hubs, accounted for $3.4 million of this increase. The Company had no sales from Fast Ethernet products in 1995. The remainder of the increase was attributable to increased sales of FDDI adapter products, primarily to OEM customers. For the nine months ended September 30, 1996 and 1995, net sales were relatively unchanged at $37.0 million and $36.7 million, respectively. Sales of new Fast Ethernet products, principally switches and switching hubs, totaled $5.8 million in nine month period, offset by lower sales of FDDI products, primarily reduced sales of FDDI switching products.

Gross Profit/Margin
         Gross margin was 47.5% for the three months ended September 30, 1996, as compared to 49.4% for the three months ended September 30, 1995. The decrease was primarily the result of the amortization of intangible assets related to the acquisition of NuCom Systems, Inc. (the Acqusition) and changes in the product mix. For the nine months ended September 30, 1996 and 1995, gross margins were 44.9% and 47.4%, respectively. The decrease was attributable to amortization of intangible assets related to the NuCom acquisition, nonrecurring charges in the first quarter of 1996, including start-up costs for several of the new Fast Ethernet products and extraordinary costs to expedite production to meet shipping requirements for certain OEM customers, and changes in product mix. Continued changes in the product mix and the sales channel mix, variables in the development, introduction and marketing of a new product line, fluctuations in the cost of materials and components, as well as competitive factors, may adversely impact the gross margin in future periods.

Acquired Research and Development In-Process and Product Integration Costs
         In the nine months ended September 30, 1996, the Company incurred one-time charges of $13.0 million for the acquisition of in-process research and development costs and $700,000 for product integration related to the Acquisition that occurred in March 1996 (refer to Note 5).

Research and Development
         Research and development expense was $2.3 million, or 17% of net sales, for the three months ended September 30, 1996, as compared to $1.1 million, or 11% of net sales, for the corresponding period in 1995. For the nine months ended September 30, 1996 and 1995, research and development expenses were $6.3 million, or 17% of sales, and $3.8 million, or 10% of sales, respectively. The expenses in the three and nine months ended September 30, 1996 are net of contract funding of $108,000 and $379,000, respectively, compared to $465,000 in both the three and nine months ended September 30, 1995. The increase in expenditures reflected the addition of staff, facilities and equipment resulting from the Acquisition, as well as costs for new product development. The Company expects the dollar level of research and development expense to remain relatively constant during the final quarter of 1996.

Marketing and Selling
         Marketing and selling expense was $3.1 million, or 22% of net sales, for the three months ended September 30, 1996, as compared to $2.1 million, or 21% of net sales, for the corresponding period in 1995. For the nine months ended September 30, 1996 and 1995, marketing and selling expenses were $7.8 million, or 21% of net sales, and $5.2 million, or 14% of sales, respectively. The increase in expenditures reflected the addition of staff, facilities and equipment resulting from the Acquisition. Additionally, the Company incurred expenses during 1996 while pursuing its marketing strategy to penetrate the global markets, including Asia and Europe, and to establish brandname recognition. The cost of implementing this strategy includes the addition of sales staff and related overhead costs, and the cost of advertising and promotional campaigns. The Company expects the dollar level of marketing and selling expense in the final quarter of 1996 to remain at approximately the same percentage of net sales as in the most recent quarter.

General and administrative
         General and administrative expense was $944,000, or 6.7% of net sales, for the three months ended September 30, 1996, as compared to $601,000, or 6.2% of net sales, for the corresponding period in 1995. For the nine months ended September 30, 1996 and 1995, general and administrative expenses were $2.5 million, or 6.7% of sales, and $1.7 million, or 4.5% of sales, respectively. The increase in expenditures reflected the addition of staff, facilities and equipment resulting from the Acquisition and additional staff to support the increased activities of the Company. The Company expects the dollar level of general and administrative expense to remain relatively constant for the final quarter of 1996.

Interest Income
         Interest income was $424,000 for the three months ended September 30, 1996, as compared to $542,000 for the corresponding period in 1995. For the nine months ended September 30, 1996 and 1995, interest income was $1.4 million and $1.6 million, respectively. The decline in interest income was the result of a reduced level of invested funds following the Acquisition, which occurred during the quarter ended March 31, 1996.

Income Taxes
         The Company's effective tax rate for the three and nine months ended September 30, 1996 and 1995 was 35%, excluding the non-recurring charge of in-process research and development, a non-deductible item for tax purposes. The rate was unchanged from the rate applied throughout 1995 and is less than the combined federal and state statutory rate due principally to the effects of tax exempt interest income and tax credits available to the Company.

Liquidity and Capital Resources

         For the nine months ended September 30, 1996, the Company recorded a loss of $12.6 million due principally to a non-recurring charge for in-process research and development purchased in connection with the Acquisition.

         Cash provided by operating activities for the nine months ended September 30, 1996 was $1.5 million, primarily due to a net increase in current liabilities and a net decrease in other assets, offset in part by an increase in accounts receivable and inventory. The increases in current liabilities are attributable principally to a low level of accounts payable at the end of the prior year and the net decrease in other assets is attributable to the amortization of intangible assets associated with the Aquisistion and amortization of prepaid assets. The increase in accounts receivable is primarily attributable to increased shipments recorded in the quarter ended September 30, 1996.

         Cash used in investing activities for the nine months ended September 30, 1996 was $25.4 million, of which $10.4 million, was attributed to the acquisition of NuCom, reduced by $1.1 million retained in the transaction. The remainder of the cash used was for the purchase of computer equipment and short-term investments.

         Cash provided by financing activities for the nine months ended September 30, 1996 primarily resulted from the issuance of common stock under the Company's stock option program.

         At September 30, 1996, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $42.9 million and its $10 million line of credit. As of September 30, 1996, there were no borrowings outstanding under the line of credit. The Company believes that its existing cash balances and funds provided by future operating activities will be sufficient to meet the Company's capital and operating requirements for the foreseeable future.

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
                                          February 1, 1994 and April 4, 1994 and
                                          Warrant dated August 10, 1991.
                            10.9(1)       Facilities  Lease dated August 8, 1991
                                          with John Arrillaga,  Trustee,  or his
                                          Trustee,  or his Successor Trustee UTA
                                          dated 7/20/77, as amended, and Richard
                                          T. Peery,  Trustee,  or his  Successor
                                          Trustee UTA dated 7/20/77, as amended.
                            10.10(1)(2)   Corporate  Purchasing  Agreement  with
                                          Ungermann-Bass,  Inc.  dated  June 10,
                                          1991.
                            10.11(1)(2)   Product  Development   Agreement  with
                                          Ungermann-Bass,  Inc.  dated  June 10,
                                          1991.
                            10.12(1)(2)   OEM  Purchase  Agreement  with Network
                                          General  Corporation  dated  March  4,
                                          1991.
                            10.13(1)(2)   Authorized  Distributor Agreement with
                                          Westcon, Inc. dated March 4, 1993.
                            10.14(3)      Amendment  No. 1 to  Facilities  Lease
                                          dated   June   1,   1994   with   John
                                          Arrillaga,  Trustee,  or his Successor
                                          Trustee UTA dated 7/20/77, as amended,
                                          and Richard T. Peery,  Trustee, or his
                                          Successor  Trustee UTA dated  7/20/77,
                                          as amended.
                            10.15(3)      Facilities  Lease  dated  June 1, 1994
                                          with John Arrillaga,  Trustee,  or his
                                          Successor  Trustee UTA dated  7/20/77,
                                          as  amended,  and  Richard  T.  Peery,
                                          Trustee,  or his Successor Trustee UTA
                                          dated 7/20/77, as amended.
                            10.16(4)      Salary continuation agreement dated as
                                          of March  22,  1995  with  Pauline  Lo
                                          Alker.
                            10.17(4)      Salary continuation agreement dated as
                                          of March  22,  1995  with  Darrell  R.
                                          Scherbarth.
                            10.18(5)      Purchase   Agreement   among   Network
                                          Peripherals Inc., Network Peripherals,
                                          Ltd.,  NuCom  Systems,  Inc.,  and the
                                          shareholders  of NuCom,  dated January
                                          31, 1996.
                            10.19(6)      Salary continuation agreement dated as
                                          of May 1996 with Truman Cole.
                            10.20(6)      Salary continuation agreement dated as
                                          of May 1996 with Don Morrison.

                           (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1. (File No. 33-78350)
                           (2) Confidential treatment has been granted as to part of this Exhibit.
                           (3) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994 (File No. 0-23970).
                           (4)    Incorporated by reference to the corresponding
                                  exhibit in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-23970)
                           (5) Incorporated by reference to the Registrants report on Form 8-K filed on March 31, 1996 (File No. 0-23970)
                           (6)    Incorporated by reference to the corresponding
                                  exhibit in the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

                  (b)      Reports on Form 8-K
                           On June 4, 1996, Amendment to Current Report on Form 8-K, dated March 21, 1996, to update the information reported under item 2, including the Company's acquisition of NuCom Systems, Inc.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NETWORK PERIPHERALS INC.

Date:   November 13, 1996          By:    \s\ TRUMAN COLE
                                          ---------------
                                          Truman Cole
                                          Vice President, Finance
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)


                                INDEX TO EXHIBITS

Exhibit
Number                                    Description of Document
-------                                   -----------------------
  3.1(1)         Amended and Restated Certificate of Incorporation.
  3.2(1)         By-Laws.
  4.1(1)         Fourth Amended and Restated Investor Rights Agreement dated July 15, 1993.
10.1(1)*         Form of Indemnity Agreement for directors and officers.
10.2(1)*         Amended and Restated 1993 Stock Option Plan and forms of agreement thereunder.
10.3(1)*         1994 Employee Stock Purchase Plan.
10.4(1)*         1994 Outside Directors Stock Option Plan and form of agreement thereunder.
10.6(1)          Business Loan Agreement, and collateral agreements, with Silicon Valley Bank dated August 9,
                 1991, as amended May 5, 1992, April 15, 1993,  February 1, 1994 and April 4, 1994 and Warrant dated August 10, 1991.
10.9(1)          Facilities Lease dated August 8, 1991 with John Arrillaga, Trustee, or his Trustee, or his
                 Successor Trustee UTA dated 7/20/77, as amended, and Richard T. Peery, Trustee, or his
                 Successor Trustee UTA dated 7/20/77, as amended.
10.10(1)(2)      Corporate Purchasing Agreement with Ungermann-Bass, Inc. dated June 10, 1991.
10.11(1)(2)      Product Development Agreement with Ungermann-Bass, Inc. dated June 10, 1991.
10.12(1)(2)      OEM Purchase Agreement with Network General Corporation dated March 4, 1991.
10.13(1)(2)      Authorized Distributor Agreement with Westcon, Inc. dated March 4, 1993.
10.14(3)         Amendment No. 1 to Facilities Lease dated June 1, 1994 with John Arrillaga, Trustee,  or his
                 Successor Trustee UTA dated 7/20/77, as amended, and Richard T.
                 Peery,  Trustee, or his Successor Trustee UTA dated 7/20/77, as amended.
10.15(3)         Facilities Lease dated June 1, 1994 with John Arrillaga, Trustee, or his Successor Trustee
                 UTA dated 7/20/77, as amended, and Richard T. Peery, Trustee, or his Successor Trustee UTA
                 dated 7/20/77, as amended.
10.16(4)         Salary continuation agreement dated as of March 22, 1995 with Pauline Lo Alker.
10.17(4)         Salary continuation agreement dated as of March 22, 1995 with Darrell R. Scherbarth.
10.18(5)         Purchase Agreement among Network Peripherals Inc.,  Network Peripherals, Ltd., NuCom Systems,
                 Inc., and the shareholders of NuCom, dated January 31, 1996.
10.19(6)         Salary continuation agreement dated as of May 1996 with Truman Cole.
10.20(6)         Salary continuation agreement dated as of May 1996 with Don Morrison.

                (1)    Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Registration Statement on
                       Form S-1.  (File No. 33-78350).
                (2)    Confidential treatment has been granted as to part of this Exhibit.
                (3)    Incorporated  by  reference  to the  corresponding  Exhibit
                       previously   filed  as  an  Exhibit  to  the   Registrant's
                       Quarterly Report on Form 10-Q for the period ended June 30,
                       1994 (File No. 0-23970).
                (4)    Incorporated by reference to the corresponding exhibit in the Registrant's
                       Annual Report on Form 10-K for the year ended December 31, 1995 (File No.  0-23970).
                (5)    Incorporated by reference to the Registrants report on Form 8-K filed on March 31, 1996 (File No.  0-23970).
                (6)    Incorporated by reference to the  corresponding  exhibit in the  Registrant's  Quarterly
                       Report  on Form  10-Q for the  period ended June 30, 1996.
