Form 10-K
period 1996-12-31
NETWORK PERIPHERALS INC
filed 1997-03-25
CIK 922521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                         Commission file number 0-23970

                            NETWORK PERIPHERALS INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                  77-0216135
 (State or other Jurisdiction of      (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                             1371 McCarthy Boulevard
                           Milpitas, California 95035
          (Address, including zip code of principal executive offices)

                                 (408) 321-7300
              (Registrant's telephone number, including area code)

             Securities registered pursuant to Section 12(g) of the
                                      Act:

                                 Title of class
                                  Common Stock

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 24, 1997 was $178,275,477 based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

The number of shares of the Registrant's Common Stock outstanding as of February 24, 1997 was 12,086,473.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its annual meeting of stockholders to be held on April 24, 1997 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                                            NETWORK PERIPHERALS INC.

                                                   FORM 10-K


                                               Table of Contents


PART I                                                                                                              Page

         Item 1.    Business......................................................................................    3
         Item 2.    Properties....................................................................................   11
         Item 3.    Legal Proceedings.............................................................................   11
         Item 4.    Submission of Matters to a Vote of Security Holders...........................................   11

PART II

         Item 5.    Market for the Registrant's Common Stock and Related
                         Stockholder Matters......................................................................   12
         Item 6.    Selected Financial Data.......................................................................   13
         Item 7.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations................................................................   14
         Item 8.    Financial Statements and Supplementary Data...................................................   18
         Item 9.    Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure......................................................   33

PART III

         Item 10.   Directors and Executive Officers of the Registrant............................................   34
         Item 11.   Executive Compensation........................................................................   34
         Item 12.   Security Ownership of Certain Beneficial Owners and Management................................   34
         Item 13.   Certain Relationships and Related Transactions................................................   34

PART IV

         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................   35
                    Signatures....................................................................................   36
                    Supplemental Schedule.........................................................................   37



                                     PART I

Item 1.  Business

Network Peripherals Inc., ("the Company") was incorporated in California in March 1989 and reincorporated in Delaware in June 1994. The Company's principal offices are located at 1371 McCarthy Boulevard, Milpitas, California 95035, and its telephone number is (408) 321-7300.

Business

The Company designs, develops, manufactures, markets and supports high performance client/server workgroup networking solutions based on advanced networking technologies and unique ASIC (application specific integrated circuits) components designed by the Company. Network Peripherals' solutions are designed to deliver substantial improvements in network performance to users in departmental and workgroup networks which must satisfy the bandwidth requirements of network servers, internetworking traffic and complex software applications. The products offered by Network Peripherals are designed to preserve customers' investment in existing network equipment, infrastructure and in particular Ethernet networks commonly found in workgroups.

The Company introduced its first FDDI network adapter products in 1990 and has established a leading share of the installed FDDI adapter market. Network
Peripherals introduced its first FDDI concentrator product in 1991 and began commercial shipments of its first FDDI LAN (local area network) switching product, the EIFO series, in the first quarter of 1994. In 1995, the Company announced its Fast Ethernet product line and made initial shipments of its Fast Ethernet LAN switching products in early 1996.

In March 1996, the Company purchased all of the outstanding shares of NuCom Systems, Inc., a Taiwan-based networking company focused on Fast Ethernet switching products. This acquisition enabled the Company to introduce a number of new Fast Ethernet products during the year and was the principal reason sales of Fast Ethernet products reached $9.7 million or 18% of net sales in 1996.

Network   Peripherals   markets  its  products  worldwide  through  OEMs,  VARs,
distributors and system integrators.

Products

The Company's product line currently consists of a full line of NuSwitch(TM) FD-Series FDDI client/server switching hubs, FE-Series Fast Ethernet switching hubs, NuCard(TM) FDDI and Fast Ethernet network adapters, NuHub(TM) concentrators and NuSight(TM) network management applications.

Network Adapter Products

Network Adapter Hardware. The Company's line of NuCard FDDI network adapters connects high-performance servers or PCs/workstations directly to 100 Mbps FDDI networks. The Company has been shipping certified FDDI adapters since 1990. NuCard adapters support both fiber and unshielded twisted pair (UTP) copper wiring, and are available for all popular platform bus architectures -- EISA, AT/ISA, SBus, Micro Channel Architecture and PCI. Customized versions have been developed for resale under OEM arrangements with NCR, Network General, NetFRAME and Sun Microsystems. The Network General product is a customized version of the Company's EISA FDDI adapter with enhanced features for use with the Network General Sniffer Network Analyzer. The product developed for NetFRAME is an FDDI Network I/O Processor that provides high performance FDDI connectivity for the NetFRAME line of network super servers. The FDDI adapter and custom software developed for Sun Microsystems is based on the Company's SBus FDDI adapter and supports Sun Microsystems' SPARC and UltraSPARC work station and server product lines.

The Company also offers a high-performance 10/100 Fast Ethernet network interface card for PCI-bus architecture systems. Combining a 32-bit bus master implementation with tightly integrated software drivers, the FE-560T provides the optimal connection for servers and/or desktops migrating from Ethernet to Fast Ethernet.

The Company's NuCard adapters incorporate software drivers for the leading network operating systems: Novell NetWare, Microsoft NT, and Sun Microsystems Solaris. The Company provides a standard set of diagnostics, connection management (CMT) and station management (SMT) software tools. CMT software continuously monitors network connections for bit errors and network faults, while SMT software provides network management and gathering of network performance statistics.

The Company's adapters connect high performance servers or PCs/workstations directly to 100 Mbps Fast Ethernet and FDDI networks. The Company has developed an FDDI core engine as part of the FDDI adapter design which implements FDDI standard functions and is optimized for each standard bus architecture. The Company's FDDI adapters support fiber and unshielded twisted pair (UTP) copper wiring.

LAN Switching Products

LAN Switching Products, The LAN Switching products offered by the Company include product lines consisting of a variety of models and configurations providing Ethernet to Fast Ethernet LAN switching, Fast Ethernet to Fast Ethernet LAN switching and Ethernet to FDDI LAN switching products.

The NuSwitch FE-Series of Fast Ethernet switching hubs provides an inexpensive and reliable method for network administrators to segment current Ethernet LANs using switched Ethernet, and deliver high-speed connections to multiple servers using Fast Ethernet uplinks. The Company offers a range of models to meet the requirements of enhancing existing Ethernet networks and to deliver increased performance to the multiple LAN segments commonly deployed. The current product line includes six models of 10Mbps to 100Mbps, Ethernet to Fast Ethernet switching products. Each model provides the customers with a choice of configuration and system price designed to meet their existing network requirements. The models in the FE-Series serving this requirement include: the FE-101, FE-105, FE-106, FE-210, FE-506 and FE-512. The Company offers the FE-224C, a model featuring twenty-four 10Mbps Ethernet ports and two 100Mbps Fast Ethernet ports designed to meet the growing need for increased desktop performance.

The FE-200 Series of 100/100 two-port switches allows users to bridge Fast Ethernet networks beyond the typical limitations of Ethernet, extending Fast Ethernet connections up to two kilometers. The Company's FE-600 and FE-1200 100/100 switching hubs are designed to interconnect multiple high-speed segments and offer up to 12 100BaseT switched ports per unit. Using a 2Gbps switching backplane, these Fast Ethernet switching hubs can support full-duplex reception and transmission over all ports, simultaneously.

High performance at relatively low cost is achieved in both the FD- and FE-Series through the development of proprietary ASIC-based components and a distributed switching architecture. Instead of sharing buffer memory, as in typical shared-memory switching technologies, each NuSwitch Ethernet port has its own dedicated buffer memory. Competitive switches frequently utilize either a central processor or central ASIC, which can lead to potential memory allocation problems that undermine switch performance.

Network Peripherals' NuSwitch FD-Series switching hubs combine FDDI server uplinks with switched 10Base-T Ethernet segments for client connectivity. The systems forward data between Ethernet and

FDDI ports at rates up to 157,000 packets per second and can filter 400,000 packets per second. Introduced in 1994, the Company's FDDI switching hubs won LAN Magazine's "Product of the Year" Award in 1995.

The NuSwitch FD-Series offers a number of switch configurations to connect FDDI networks with switched 10BaseT Ethernet ports for client segment connectivity. Utilizing a distributed memory switching architecture, the FD-Series forwards data between Ethernet and FDDI ports at a rate of up to 157,000 packets per second. The FD-Series is based upon Ethernet and FDDI industry standards, providing compatibility with other network products including 10BaseT workgroup hubs and enterprise hubs and routers, thereby preserving the users' investment in existing network equipment. The FD-Series offers models with up to six FDDI ports and 12 Ethernet ports with each Ethernet port supporting one network segment or a single client.

LAN Concentrators. The Company's NuHub FE-5108 provides eight Class II 100BaseT Fast Ethernet ports, each capable of half- or full-duplex transmission. Each connected workstation can have access to all connected file servers over the high-speed connection without changes to the desktop network. NuHub concentrators have the same form factor and management software as the NuSwitch switching hub, providing a convenient single-vendor 100Mbps connectivity solution.

The  Company  has  also  designed  and  currently  manufactures  a  custom  FDDI concentrator module for UB Networks. This product, available in a number of different configurations, is designed to be integrated in UB Networks' Access/One enterprise hub.

LAN Network Management Software. The Company believes that network management software is an important capability for client/server networks that enables network administrators to manage, maintain and control the operation of the network remotely. The Company provides standards-based network management software in all of its products. The Company's LAN switching products and LAN concentrators are supplied with SNMP software which allows these hubs to be controlled and statistics to be gathered from an SNMP management station. The Company introduced in 1996 a new network management application, NuSight 1.0, that provides a graphical view of the switching product to enable the network administrator to manage network connections and configuration, gather statistics to monitor network traffic and plan future growth. NuSight 1.0 is available on Microsoft Windows 3.1, Windows95 and Windows NT.

The information in the following paragraph contains forward looking statements describing new products that are expected to be available for shipment to the Company's customers during 1997. The successful completion and shipment of these products is subject to a number of uncertainties, including verification testing to confirm that the products meet the Company's standards for quality, reliability and interoperability; availability of components; pricing actions by competitors that may render it unprofitable to introduce the products; market acceptance of the products; and the emergence or broad acceptance of new technologies that may render the products obsolete.

In addition to the Fast Ethernet products described above, in 1997 the Company intends to develop and introduce a number of bridging products designed to enable customers to interconnect workgoups to enterprise backbone networks, including Fast Ethernet to FDDI, Fast Ethernet to ATM and FDDI to ATM, and enhanced versions of FDDI adapters including standard and custom (OEM) products based on the PCI bus architecture.

Marketing, Sales and Support

The Company distributes and sells its product worldwide through OEMs, VARs, distributors and system integrators. As of December 31, 1996, the Company employed 71 full-time technically trained marketing, sales and support personnel located in the United States, the Netherlands, Singapore and Taiwan. These personnel, in addition to traditional marketing and sales functions, are responsible for developing relationships with major end-user accounts and with network operating system software leaders such as Novell, Sun Microsystems and Microsoft. The Company believes that such relationships are crucial to early development and deployment of optimal solutions for client/server network applications.

As a result of the Company's strategy to cultivate  business  relationships with
influential   networking  and  system  vendors,  a  majority  of  the  Company's historical and current sales have been to OEMs. While the Company does not generally obtain long-term purchase commitments from its OEM customers, it does customarily enter into contracts with OEM customers to establish the terms and conditions of sales made pursuant to orders from OEMs. Several major networking vendors have contracted with the Company to have the Company design complex custom modules for direct integration into their enterprise switches, super servers and other networking products.

Beginning in 1995 and continuing in 1996, the Company implemented programs designed to balance its distribution mix by expanding sales through VARs, distributors and system integrators in both the North American and international markets. The distribution mix in any particular period can be affected by the presence or absence of large orders by OEMs, VARs, distributors and system integrators, and changes in the distribution mix will affect the Company's gross margins.

Internationally, the Company's products are sold through a variety of locally-based distributors and resellers specializing in networking solutions, many of whom also distribute networking products from Bay Networks, 3Com and Cisco Systems. The Company's products are currently distributed internationally in Europe, Asia, and the Middle-East. The Company has sales offices in the Netherlands, Taiwan and Singapore. Sales to customers outside of North America represented 21% of the Company's net sales in 1996. The geographic regions with the major portions of export sales in 1996, and the approximate respective percentages represented by each, were Europe, 8% and Asia, 13%. All payments for sales outside the United States are made in U.S. dollars.

Sun Microsystems, Tech Data, and UB Networks accounted for 26%, 15%, and 12%, respectively, of net sales in 1996. In the past, the Company has experienced fluctuations in the volume of activity with individual OEM customers and distributors as well as changes in its OEM customer and distributor base, and it expects such fluctuations and changes to continue in the future. The loss of a major customer, reductions of a major order or delay in a major shipment could adversely affect the Company's business and financial performance.

OEM customers typically provide the Company with a rolling forecast with orders placed two to three months in advance of shipment. Resellers typically provide the Company with orders placed thirty days or less in advance of shipment. As a result of these relatively short order cycles, the Company believes backlog may not be indicative of revenues in future periods.

The information in the following paragraph contains forward looking statements describing the Company's plans to increase sales through its distribution channels and the expected mix of product shipments through various channels. There are a number of uncertainties that could affect the success of those plans including the timely availability of new products by the Company, reliability, price and performance characteristics of the components, new and existing products, the introduction of similar products by competitors, pricing actions by competitors and the inability of the Company to recruit and retain required sales and marketing staff with the needed skills.

In 1997 the Company plans to increase its spending for marketing and selling activities, both in North America and internationally. This is a continuation of a commitment to growth which began in mid-1995 and is the result of efforts by the Company to increase its sales through distributors, VARs and system integrators.

Research and Development

The information in this section contains forward-looking statements describing the Company's product development plans for 1997 and beyond. The successful development and introduction of new products is subject to a number of uncertainties, including the ability of the organization to recruit, train and retain adequate numbers of professional engineers, successful design of proprietary application specific circuits and computer software, design, development and verification testing to confirm that the products meet the Company's standards for quality, reliability and interoperability, availability of components, pricing actions by competitors that may render it unprofitable to introduce the products, unanticipated technical obstacles or delays, and the emergence or wide acceptance of new technologies that could render the products obsolete.

The Company has developed certain core competencies applicable to multiple network technologies such as FDDI, Fast Ethernet, ATM and ASIC design and client/server operating system drivers and software modules. The Company believes its focus on these core competencies has been, and will continue to be, a significant factor in its competitive ability to bring emerging network solutions to the market in a timely manner.

System Architecture Interfaces and Network Protocol Software. Through the development of its collection of 100 Mbps network adapters, the Company has gained expertise in hardware and software support for a variety of standard and proprietary system bus architectures and network operating systems.

Server Bandwidth Optimization. The Company has designed its network operating system software to address the specific characteristics of each type of adapter and server architecture. This design provides optimal network bandwidth to high power servers. As new versions of network operating systems are introduced, the Company plans to devote development efforts not only to maintain compatibility with existing versions but also to take advantage of enhanced features and performance improvements.

Network Bandwidth Switching. The Company has implemented its Distributed Memory Switching Architecture and ASIC expertise in products based on both FDDI and Fast Ethernet. The Company's unique ASIC components are manufactured by semiconductor providers such as LSI Logic, TSMC and ATMEL.

As of December 31, 1996, the Company employed 63 personnel in research and development. Key members of the Company's research and development team have been active members of the various network standard committees since 1987, before Network Peripherals was founded. The Company is a charter member of the Advanced Network Test Center (ANTC), an FDDI interoperability certification center, is a member of the ANSI FDDI Standards Committee, is a member of the Gigabit Ethernet Alliance and is a principal member of the ATM Forum.

The Company has developed products designed for integration in the proprietary systems of major networking companies including Sun Microsystems, UB Networks, NetFRAME, NCR, and Network General. The Company believes that its relationships with these network technology leaders establish credibility with end-user customers who demand interoperability of their networking devices. The Company has active development relationships with Novell, Microsoft and Sun Microsystems for advanced products for NetWare, Windows NT and Solaris, respectively.

The Company currently has active engineering programs underway involving:

       o Multiple development teams designing unique ASICs for the Company's next generation of LAN switching products;
       o System development teams designing the Fast Ethernet LAN switching products for delivery in 1997;
       o PCI bus architectures to develop proprietary implementations for the Company's future products that offer a PCI interface;
       o Network management and other software required to support the latest releases of Microsoft, Novell and Sun Microsystems operating systems; and
       o Design of next generation FDDI adapters to support PCI based systems and the Sun Microsystems Sbus based systems.

Competition

The Company believes that the principal competitive factors in the networking market include the completeness of product offerings, product quality, price and performance, adherence to industry standards, the degree of interoperability with other networking equipment and time to market for new products.

Notwithstanding the Company's belief that it currently competes favorably with respect to these factors, the computer networking industry is intensely competitive and is significantly affected by product introductions and market activities of industry participants. Several competitors have recently introduced, or announced their intentions to introduce, new products that would compete with one or more of the Company's products. Many of the Company's current and potential competitors have significantly broader product offerings and greater financial, technical, marketing and other resources and larger installed bases than the Company. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially and adversely affect the Company's business, operating results and financial condition. The Company's FDDI network adapters compete on a product-by-product basis with products offered primarily from Interphase, SysKonnect, Digital Equipment Corporation and 3Com. The Company's client/server switching solutions compete with products offered by Cisco, 3Com, Bay Networks and Cabletron. A number of the Company's competitors have been acquired. These acquisitions are likely to permit the Company's competitors to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing products to their installed bases. The Company expects that competition will increase as a result of these and other industry consolidations and alliances. These competitive pressures could adversely affect the Company's business and operating results.

Manufacturing

As of December 31, 1996, the Company employed 71 full-time personnel in manufacturing. The Company uses third party manufacturing subcontractors for assembly, test and quality control of material, components, subassemblies and systems, thereby avoiding the significant capital investment required to establish and maintain manufacturing and assembly facilities and allowing the Company to concentrate its resources on product design and development. The Company's manufacturing team is experienced in advanced manufacturing and test engineering, in ongoing reliability/quality assurance and in managing third party manufacturing subcontractors. The Company qualifies subcontractors using a selection program that assesses a potential subcontractor's capacity, quality standards and manufacturing process.

The Company performs final assembly, testing, packaging and shipping for most of its products but uses qualified subcontractors that perform some, or all, of these functions for certain other of its products. To ensure the integrity of the subcontractors' quality assurance procedures, the Company has developed detailed test procedures and test specifications for each product. The Company is currently working towards obtaining an ISO 9001 certification.

Certain key components used in the Company's products, such as microprocessors, ASICs, communications controller chips, FDDI and Ethernet media interface components and power supplies, are currently available only from single sources or limited sources. In particular, the Company has designed into its products a standard FDDI chipset available only from National Semiconductor. The Company has also developed proprietary ASICs used in its LAN switching products and in other products, each of which is currently being supplied by a single foundry. While the Company believes it would be able to obtain alternative sources of supply for the ASICs at its election, any future difficulty in obtaining any of these key components or ASICs could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's results of operations. In addition, the Company's strategy to have its products assembled and, in certain cases, tested by third parties involves certain risks, including the potential absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor were to become unable or unwilling to continue to manufacture and/or test the Company's products in required volumes, the Company would have to identify and qualify acceptable replacements. This process of qualifying manufacturing subcontractors and other suppliers could be lengthy and no assurances can be given that any additional sources would become available to the Company on a timely basis.

Proprietary Rights

The Company's success is dependent upon its proprietary technology. To date, the Company has relied principally upon patent, copyright, and trade secret laws to protect its proprietary technology. The Company generally enters into confidentiality or license agreements with its employees, distributors, customers and potential customers and limits access to, and distribution of, the source code to its software and other proprietary information. The Company has been issued one U.S. patent and has filed three additional U.S. patent applications covering certain aspects of its technology. The process of obtaining patents can be expensive, and there can be no assurance that the patent application will result in the issuance of patents, that any issued patents will provide the Company with meaningful competitive advantages, or that challenges will not be issued against the validity or enforceability of any patent issued to the Company.

The Company has entered into patent license agreements relating to certain technologies used in FDDI networks. The Company believes that the terms of such licenses are comparable to those made available to other companies in the networking industry. In addition, certain technology used in the Company's products is licensed from third parties, generally on a non-exclusive basis. These licenses generally require the Company to pay royalties and to fulfill confidentiality obligations. Termination of such licenses could adversely affect the Company's business and operating results.

The Company has agreed in certain cases to indemnify its customers for liability incurred in connection with the infringement of a third party's intellectual property rights. Although the Company has not received notice from any of its customers advising the Company of any alleged infringement of a third party's intellectual property rights, there can be no assurance that such indemnification of alleged liability will not be required from the Company in the future.

Executive Officers

The executive officers of the Company and their ages are as follows:

Name                                 Age *          Position
----                                 -----          --------
Pauline Lo Alker                     54             President,  Chief Executive Officer, and Director
Truman Cole                          54             Vice President of Finance and Chief Financial Officer
Fred Kiremidjian                     49             Senior Vice President of World Wide Operations
Bob Lyon                             55             Vice President of Human Resources
Donald J. Morrison                   39             Senior Vice President of Marketing
Derek Obata                          38             Vice President of World Wide Sales
Oliver Szu                           40             Vice President and Chief Technology Officer

*  As of December 31, 1996.

Mrs. Alker has served as the President, Chief Executive Officer and a Director of the Company since January 1991. Prior to joining the Company, she served as President of the Network Computers Division and President of Sales and Marketing of Acer North American Operations from October 1987 to September 1990. Prior to Acer, Mrs. Alker co-founded Counterpoint Computers, Inc., a manufacturer of modular, multiprocessor UNIX systems, where she served as Chairman, President and Chief Executive Officer until it was acquired by Acer. Prior to Counterpoint Computers, Mrs. Alker held various marketing and engineering management positions with Intel and with Four Phase Systems and Amdahl Corporation, all of which are computer systems manufacturers. From 1980 to 1984, Mrs. Alker was Vice President of Marketing and subsequently Vice President and General Manager at Convergent Technologies, Inc., a workstation manufacturer.

Mr. Cole has served as the Vice President of Finance and Chief Financial Officer of the Company since February 1994. Prior to joining the Company, Mr. Cole worked as an independent consultant from April 1993 to February 1994, and served as the Vice President, Chief Administrative Officer and Chief Financial Officer of Software Publishing Corporation, a desktop software supplier, from April 1990 to March 1993. From August 1988 to January 1990, he served as Vice President, Controller of Tonka Corporation, a toy manufacturer. Mr. Cole also worked for 16 years for Fairchild Semiconductor Corp., a semiconductor manufacturer, most recently serving as Director of Finance.

Mr. Kiremidjian has served as an executive officer since joining the Company in July 1996. Prior to joining the Company, he served as Vice President and General Manager of Personal Products Business Unit of Xerox Corporation. He has directed research and development, engineering and manufacturing operations efforts for leading Silicon Valley companies such as Acer, Convergent Technologies, Counterpoint Computers, and Fairchild Semiconductor Corp.

Mr. Lyon has served as an executive officer since joining the Company in August 1996. From January 1995 to August 1996, he served as Vice President of Human Resources and acting General Counsel for Syquest Technologies, a removable cartridge disk drive manufacturer. Prior to joining Syquest, he served as Vice President of Human Resources for Anthem Electronics and Vice President of Administration at Xidex, an Anacomp Company. Additionally, Mr. Lyon served as Labor Relations Manager and International Human Resources Manager at Intel Corporation for eight years. He also held several key human resource and management consulting positions at LLNL and Maxtor.

Mr. Morrison has served as an executive officer since joining the Company in April 1995. Prior to joining the Company, he was the Vice President of Marketing at Strategic Mapping, Inc., a software applications start-up company. From October 1988 to December 1993, he was with The Santa Cruz Operation, holding various marketing management positions, including Vice President of North America VAR and Distributor Sales, responsible for U.S. reseller, retail, VAR and distributor customers and revenues. Before that, Mr.
                                       10

Morrison held marketing management positions with Altos Computer Systems and Fortune Computer Systems.

Mr. Obata has served as an executive officer since joining the Company in November 1995. From April 1993 to April 1995, he served as Vice President of Sales at Ministor Peripherals, a disk drive manufacturer. Before that, he worked at Conner Peripherals, a disk drive manufacturer, where he held various sales management positions.

Mr. Szu has served as an executive officer since joining the Company in March 1996, when the Company acquired NuCom Systems, Inc. He was one of the founders of NuCom Systems, Inc. Prior to founding NuCom in 1994, he was the director of the Internetworking Department at D-Link Systems, Inc. in Taiwan and served on the D-Link Board of Directors from 1993 to 1994.

Employees

As of December 31, 1996 the Company employed 236 persons including 63 in research and development activities, 71 in manufacturing, service, and support, 71 in sales, marketing, customer support and related activities, and 31 in finance and administration. Additionally, as of December 31, 1996, 11 persons provided services to the Company as contractors and temporary employees.
Approximately 112 employees were in international locations. None of the Company's employees are currently represented by a labor union. The Company considers its relations with its employees to be good. The Company attempts to maintain competitive compensation benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. Competition for employees in the Company's industry and geographical area is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.

Item 2.  Properties

The Company's principal executive offices, research and development, and manufacturing facilities are located in Milpitas, California and consist of approximately 49,000 square feet under lease that will expire in October 2000. Additionally, the Company has research and development and manufacturing facilities in Taiwan of approximately 29,000 square feet. The Company has domestic sales offices in Georgia, Illinois, Maryland, Massachusetts, New Jersey, New York, and Texas, and international sales offices in the Netherlands, Japan, Singapore, and Taiwan. The Company believes that its existing and planned facilities and equipment are generally adequate to meet its immediate and foreseeable needs.

Item 3.  Legal Proceedings

There are no material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

The Company's Common Stock is traded in the over-the-counter market on the Nasdaq National Market. As of February 24, 1997, there were approximately 198 stockholders of record. The following table sets forth, for the fiscal periods indicated, the high and low closing prices for the Common Stock, all as reported by Nasdaq.

       1994                                                High            Low
       ----                                                ----            ---
       Second Quarter (from June 28, 1994)              $   6.50       $    6.00
       Third Quarter                                       14.75            6.00
       Fourth Quarter                                      27.00           14.25

       1995
       ----
       First Quarter                                    $  30.50        $  19.75
       Second Quarter                                      23.13           16.75
       Third Quarter                                       21.75           13.75
       Fourth Quarter                                      16.00            8.88

       1996
       ----
       First Quarter                                    $  14.75         $ 10.25
       Second Quarter                                      18.63           13.00
       Third Quarter                                       16.63           12.25
       Fourth Quarter                                      17.75           14.63


The Company has never paid or declared any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

Item 6.  Selected Financial Data

                                                                                 Years Ended December 31,
                                                         1996             1995             1994             1993             1992
                                                       --------         --------         --------         --------         --------
Statement of Operations Data:                                             (in thousands, except per share amounts)
Net sales                                              $ 53,080         $ 47,144         $ 33,463         $ 10,687         $  7,214
Cost of sales                                            28,590           24,690           17,507            5,633            3,989
                                                       --------         --------         --------         --------         --------
Gross profit                                             24,490           22,454           15,956            5,054            3,225
                                                       --------         --------         --------         --------         --------
Operating expenses:
     Research and development                             8,570            4,811            3,473            1,962            1,549
     Marketing and selling                               11,849            7,319            4,361            1,865            1,696
     General and administrative                           3,378            2,226            1,618              870              811
     Acquired research and
      development in process and
      product integration costs                          13,732             --               --               --               --
                                                       --------         --------         --------         --------         --------
Total operating expenses                                 37,529           14,356            9,452            4,697            4,056
                                                       --------         --------         --------         --------         --------
Income (loss) from operations                           (13,039)           8,098            6,504              357             (831)
Interest income, net                                      1,745            2,236              577               20               36
                                                       --------         --------         --------         --------         --------
Income (loss) before income taxes                       (11,294)          10,334            7,081              377             (795)
Provision for income taxes                                 (608)          (3,617)          (1,416)             (19)              --
                                                       --------         --------         --------         --------         --------
Net income (loss)                                      $(11,902)        $  6,717         $  5,665         $    358         $   (795)
                                                       ========         ========         ========         ========         ========
Net income (loss) per share (1)                         $ (1.01)        $   0.57          $  0.62          $  0.05
                                                       ========         ========         ========         ========
Weighted average common and
   common equivalent shares (1)                          11,760           11,736            9,199            7,224
                                                       ========         ========         ========         ========


                                                                                       December 31,
                                                            1996             1995           1994             1993             1992
                                                            ----             ----           ----             ----             ----
Balance Sheet Data:                                                                     (in thousands)
Working capital                                            $54,997         $63,269         $55,720         $ 5,280          $ 3,272
Total assets                                                71,434          70,111          65,209           8,728            5,338
Long-term obligations, net of
   current portion                                            --              --              --               172              247
Stockholders' equity (deficit)                              59,857          65,709          57,758          (3,181)          (3,559)









(1) See Note 2 of Notes to Consolidated Financial Statements for an explanation of the method used to determine the number of shares used to compute per share amounts. Net loss per share for the year ended December 31, 1992 is not considered  meaningful and has not been presented herein.

Item 7.  Management's  Discussion  and  Analysis  of  Financial  Condition   and
         Results of Operations


Results of Operations

Acquisition

Effective March 21, 1996, the Company purchased all of the outstanding shares of NuCom Systems, Inc., (the "Acquisition"). (See Note 8 of Notes to Consolidated Financial Statements). The Acquisition had a significant effect on financial results in 1996.

As a result of the Acquisition, the Company's operating expenses increased immediately whereas the increase in sales from products under development at NuCom occurred gradually, primarily during the last six months of the year. Additionally, the Company's gross profit was reduced as a result of the amortization of intangible assets directly related to the Acquisition.

Net Sales

Net  sales  were  $53.1,  $47.1  and  $33.5  million  in 1996,  1995  and  1994, respectively. The increase in sales in 1996 was primarily attributable to growth of sales for Fast Ethernet switching products, partially offset by a decline in sales of products based on FDDI technology. Higher shipments of FDDI adapters and FDDI LAN switching products caused the growth from 1994 to 1995. Demand for the Company's adapter products increased to 57% of sales in 1996 from 53% and 51% in the previous two years.

In 1996, sales to distribution channels grew to $22.6 million, from $19.2 million and $12.6 million in 1995 and 1994, respectively. Sales to OEM customers grew to $30.5 million in 1996, from $27.9 and $20.9 million in the preceding two years, respectively.

Gross Profit/Margin

The gross margin in 1996 was 46.1%, compared to gross margins in 1995 and 1994 of 47.6% and 47.7%, respectively. The gross margin in 1996 included the amortization of intangible assets related to the Acquisition. Excluding the amortization charges, the gross margin was 47.9%, consistent with the prior two years. Continued changes in the product mix and sales channel mix, variables in the development, introduction and marketing of new products, fluctuations in cost of materials and components, as well as competitive factors, may adversely impact the gross margin in future periods.

Research and Development

Research and development expenses represented 16.2%, 10.2% and 10.4% of net sales in 1996, 1995 and 1994, respectively. In dollars, the expenditures increased to $8.6 million in 1996 from $4.8 and $3.5 million in 1995 and 1994, respectively. The expenses are net of contract funding from other companies of $556,000, $906,000 and $371,000, for the years of 1996, 1995 and 1994, respectively. The increase in 1996 reflected the addition of staff, facilities and equipment resulting from the Acquisition. The sequential increases from 1994 to 1996 included costs for the development of new products and technologies, and enhancements to an expanding product line.

Marketing and Selling

Marketing and selling expenses represented 22.3%, 15.5% and 13.0% of net sales in 1996, 1995 and 1994, respectively. In dollars, the expenditures increased to $11.8 million in 1996 from $7.3 and $4.4 million in 1995 and 1994, respectively. The increase in expenditures in 1996 reflected the addition of staff, facilities and equipment resulting from the Acquisition. The sequential increases from 1994 to 1996 included costs associated with pursuing the Company's marketing strategy to penetrate global markets, including Asia and Europe, and to establish brand-name recognition. The cost of implementing this strategy includes the addition of personnel and related overhead costs, and the cost of advertising and promotional campaigns.

General and Administrative

General and administrative expenses represented 6.4%, 4.7% and 4.8% of net sales in 1996, 1995 and 1994, respectively. In dollars, the expenditures increased to $3.4 million in 1996 from $2.2 million and $1.6 in 1995 and 1994, respectively. The increase in expenditures in 1996 reflected the addition of staff, facilities and equipment resulting from the Acquisition. The increases in dollars from 1994 to 1996 included the costs of additional personnel, increased professional fees and other overhead costs to support the increased activities of the Company.

Acquired Research and Development In-Process and Product Integration Costs

The Company incurred a one-time charge of $13.7 million for in-process research and development and product integration costs related to the Acquisition.

Interest Income

Interest income was $1.7 million in 1996, compared to $2.2 million and $577,000 in 1995 and 1994, respectively. The decline in interest income in 1996 was the result of a reduced level of invested funds following the Acquisition. The increase in interest income from 1994 to 1995 was attributed to the increased level of invested funds resulting from proceeds of the Company's public offerings of Common Stock in 1994.

Income Taxes

The Company's effective tax rates for both 1996 and 1995 were 35% and for 1994 was 20%. The effective tax rate in 1996 excluded the non-recurring charge of in-process research and development, a non-deductible item for tax purposes. The effective tax rate applied throughout 1995 and 1996 was less than the combined federal and state statutory rate due principally to the effects of tax exempt interest income and tax credits available to the Company. The rate applied in 1994 was effected by operating loss carryforwards from prior years that were used to offset taxable income.

Liquidity and Capital Resources

Cash provided by operating activities for the three years ended December 31, 1996 totaled $10.2 million, and was primarily attributable to net income, excluding the non-recurring charge of in-process research and development resulting from the Acquisition, and increases in current liabilities, offset in part by increases in accounts receivable and inventories. The increases in current liabilities, accounts receivable and inventories correspond principally to increases in the volume of sales activities.

Net cash used in investing activities for the three years ended December 31, 1996 totaled $38.1 million, of which $10.4 million was for the acquisition of NuCom and the remainder for the purchase of short-term securities and property and equipment, partially offset by proceeds from the sale of short-term investments.

Cash provided by financing activities of $47.3 million for the three years ended December 31, 1996 was principally the result of the sale of Common Stock in the Company's public offerings in 1994.

At December 31, 1996, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $45.9 million and its $10 million bank line of credit. As of December 31, 1996, there were no borrowings outstanding under the line of credit. The Company believes that its existing cash balances, the bank line of credit and funds provided by operating activities will be sufficient to meet the Company's capital and operating requirements for the foreseeable future.


Business Outlook

The following forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The future events described in such statements involve risks and uncertainties, including:
   o  the timely  development and market acceptance of new products;
   o the market demand by customers for the Company's existing products, including demand by OEM customers for custom products;
   o competitive actions, including pricing actions and the introduction of new competitive products, that may affect the volume of sales of the Company's products;
   o uninterrupted supply of key components, including semiconductor devices and other materials, some of which may be sourced from a single supplier;
   o the ability of the Company to recruit, train and retain key personnel, including engineers and other technical professionals;
   o the development of new technologies rendering existing technologies and products obsolete; and
   o  general market conditions.

In evaluating these forward-looking statements, consideration should also be given to the Business Risks discussed in a subsequent section of this Form 10-K.

The Company believes that any revenue growth in 1997 is likely to be derived from sales of its Fast Ethernet switching products, which began shipping in 1996. Higher performance versions of the Fast Ethernet switching products are planned for release throughout 1997. Shipments to the distribution channel, in North America, Asia, and Europe are expected to increase from 1996 levels as a result of the continuing marketing and sales efforts. Among other factors, the expected growth in revenue is dependent upon the market's demand for Fast
Ethernet switching products, the timely release of new products, and the effectiveness of its marketing strategy.

The Company expects gross margins to increase slightly in 1997 as a result of lower levels of amortization of intangible assets related to the Acquisition, lower cost of raw materials and components, and an increase in the relative mix of products expected to be sold through the distribution channels, offset in part by general price erosion of existing products. Products sold to the distribution channel typically have higher prices and thus higher gross margins than similar products sold to OEM customers.

The Company expects its operating expenses to increase in absolute dollars in 1997, but may decline as a percentage of net sales, depending on the actual sales achieved during the year. The dollar increase expected in research and development expense will be the result of increased resources to support new product development and to acquire or develop new technologies in the LAN switching field. The dollar increase expected in marketing and selling expense will reflect the addition of personnel and other expenditures for advertising and promotional campaigns, and for the continued development of the distribution channel, including an increase in the number of sales offices in Asia and Europe. The dollar increase expected in general and administrative expense will be due to the addition of personnel and information systems to support the increased activities of the Company.

Business Risks

In addition to the factors addressed in the preceding sections, certain characteristics and dynamics of the Company's markets, technologies and operations create risks to the Company's long-term success and to predictable quarterly results. These risks will also affect the Company's ability to achieve the results anticipated by the forward-looking statements contained in this report. The Company's quarterly results have in the past varied, and are expected in the future to vary significantly as a result of factors such as the timing and shipment of significant orders, new product introductions or technological advances by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in pricing policies by the Company and its competitors, the mix of distribution channels through which the Company's products are sold, the mix of products sold, the accuracy of resellers' forecast of end-user demand, the ability of the Company to obtain sufficient supplies of sole or limited source components for the Company's products and general economic conditions. In response to competitive pressures or new product introductions, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's operating results. In the event of a reduction in the prices of its products, the Company has committed to providing retroactive price adjustments on inventories held by its distributors, which could have the effect of reducing margins and operating results. In addition, changes in the mix of products sold and the mix of distribution channels through which the Company's products are sold may cause fluctuations in the Company's gross margins. The Company's expense levels are based, in part, on its expectations of its future revenue and, as a result, net income would be disproportionately affected by a reduction in revenue. The absence of significant Company experience with new products limits the Company's ability to plan for production, market demand and sales and may adversely affect operating results if the Company misallocates resources to a new product. Due to the potential quarterly fluctuation in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

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

The markets in which the Company competes are also characterized by intense competition. Several of the Company's competitors have significantly broader product offerings and greater financial, technical, marketing and other resources, and larger installed bases of customers than the Company. These larger competitors may also be able to obtain higher priority for their products from distributors and other resellers that carry products of many companies. A number of the Company's competitors were recently acquired, which is likely to permit these competitors to devote significantly greater resources to the development and marketing of competitive products. These competitive pressures could adversely affect the Company's business and operating results.

The Company's sales are made through OEMs, VARs, distributors and system integrators. The Company selects its OEMs, VARs, distributors and system integrators based on a subjective evaluation of a combination of factors, including potential sales volume, viability and anticipated financial stability, expertise in the networking industry, potential distribution channel conflicts, and geographic scope. There can be no assurance that the resellers selected by the Company will in the future perform favorably with respect to such factors and, to the extent that they do not, the adverse effect on the Company could be material. The Company's VAR, distributor and system integrator customers generally offer products of several different companies, including products which are competitive with the Company's products. Accordingly, there is a risk that these resellers may give higher priority to products of other suppliers, thus reducing their efforts to sell the Company's products.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements.

Financial Statements:                                                                          Page

         Report of Independent Accountants..................................................     19
         Consolidated Balance Sheets at December 31, 1996 and 1995..........................     20
         Consolidated Statements of Operations for the Years Ended December 31,
            1996, 1995 and 1994.............................................................     21
         Consolidated Statements of Stockholders' Equity  for the Years
            Ended December 31, 1996, 1995 and 1994..........................................     22
         Consolidated Statements of Cash Flows for the Years Ended December 31,
            1996, 1995 and 1994.............................................................     23
         Notes to Consolidated Financial Statements.........................................     24


Financial Statement Schedule:

         For the three years ended  December 31, 1996,  1995 and 1994 Schedule II
            - Valuation and Qualifying Accounts.............................................     37


Schedules other than those listed above have been omitted since they are either not required or the information is included in the financial statements included herewith.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Network Peripherals Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of Network Peripherals Inc. and its subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
San Jose, California
January 21, 1997

                            NETWORK PERIPHERALS INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                  December 31,
                                                                1996      1995
                                                               -------   -------
ASSETS
Current assets:
     Cash and cash equivalents                                 $23,523   $27,210
     Short-term investments                                     22,350    24,931
     Accounts receivable, net of allowance for doubtful
          accounts and returns; 1996, $1,154, and 1995, $738     8,359     5,364
     Inventories                                                 8,228     6,420
     Deferred income taxes                                       2,271     2,189
     Prepaid expenses and other current assets                   1,843     1,557
                                                               -----------------
              Total current assets                              66,574    67,671
Property and equipment, net                                      3,575     2,280
Deferred income taxes and other assets                             443       160
Goodwill                                                           842      --
                                                               -----------------
                                                               $71,434   $70,111
                                                               =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                          $ 2,736   $   956
     Accrued liabilities                                         8,841     3,446
                                                               -----------------
         Total current liabilities                              11,577     4,402
                                                               -----------------

Stockholders' equity:
     Preferred Stock, $0.001 par value, 2,000,000 shares
       authorized; no shares issued or outstanding                --         --
     Common Stock, $0.001 par value, 20,000,000 shares authorized;
       1996, 11,954,000, and 1995, 11,268,000
       shares issued and outstanding                               12        11
     Additional paid-in capital                                62,614    56,579
     Notes receivable from stockholders                          --         (14)
     Retained earnings (accumulated deficit)                   (2,769)    9,133
                                                               -----------------
         Total stockholders' equity                            59,857    65,709
                                                               -----------------
                                                             $ 71,434  $ 70,111
                                                               =================




The accompanying notes are an integral part of these financial statements.


                                                      NETWORK PERIPHERALS INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (in thousands, except per share data)


                                                                                                Years Ended December 31,
                                                                                       1996               1995                1994
                                                                                     --------           --------           --------
Net sales                                                                            $ 53,080           $ 47,144           $ 33,463
Cost of sales                                                                          28,590             24,690             17,507
                                                                                     ----------------------------------------------
     Gross profit                                                                      24,490             22,454             15,956
                                                                                     ----------------------------------------------
Operating expenses:
     Research and development                                                           8,570              4,811              3,473
     Marketing and selling                                                             11,849              7,319              4,361
     General and administrative                                                         3,378              2,226              1,618
     Acquired research and  development in process
        and product integration costs                                                  13,732               --                 --
                                                                                     ----------------------------------------------
         Total operating expenses                                                      37,529             14,356              9,452
                                                                                     ----------------------------------------------
Income (loss)  from operations                                                        (13,039)             8,098              6,504
Interest income                                                                         1,745              2,236                577
                                                                                     ----------------------------------------------
Income (loss)  before income taxes                                                    (11,294)            10,334              7,081
Provision for income taxes                                                               (608)            (3,617)            (1,416)
                                                                                     ----------------------------------------------
Net income (loss)                                                                    $(11,902)          $  6,717           $  5,665
                                                                                     ==============================================

Net income (loss) per share                                                          $  (1.01)          $   0.57           $   0.62

Weighted average common and common
   equivalent shares                                                                   11,760             11,736              9,199



                         The accompanying notes are an integral part of these financial statements.

                                       21


                                                      NETWORK PERIPHERALS INC.
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (in thousands)

                                     Common Stock
                                ------------------------
                                                            Additional                    Retained
                                                             Paid-In         Notes        Earnings
                                     Shares       Amount      Capital      Receivable    (Accumulated     Total
                                                                                          Deficit)
                                ---------------------------------------------------------------------------------
Balance at December 31, 1993          2,893      $    3      $    82       $   (17)     $  (3,249)    $  (3,181)
Issuance of Common Stock to
     employees for notes
     receivable                         398           -           63           (63)             -            -
Repayment of stockholders'
     notes receivable                     -           -            -            25              -            25
Issuance of Common Stock upon
     exercise of stock
     options and warrants               130           -          110             -              -           110
Issuance of Common Stock
     under employee stock
     purchase plan                       16           -           84             -              -            84
Issuance of Common Stock upon
     conversion of
     Mandatorily Redeemable
     Convertible Preferred
     Stock                            3,719           4        9,073             -              -         9,077
Sale of Common Stock to the
     public, net of issuance
     costs of $1,001                  3,910           4       45,782             -              -         45,786
Income tax benefit associated
     with nonqualified stock
     options                              -           -          192             -              -           192

Net income                                -           -             -            -           5,665        5,665
                                ---------------------------------------------------------------------------------

Balance as of December 31, 1994      11,066          11       55,386           (55)         2,416       57,758
Repurchase of Common Stock              (15)          -           -              -              -             -
Repayment of stockholders'
     notes receivable                     -           -            -            41              -            41
Issuance of Common Stock upon
     exercise of stock options          161           -          243             -              -           243
Issuance of Common Stock
     under employee stock
     purchase plan                       56           -          354             -              -           354
Income tax benefit associated
     with nonqualified stock
     options                              -           -          596             -              -           596

Net income                                -           -            -             -           6,717         6,717
                                ----------- ------------ ------------- -------------- ------------- -------------

Balance at December 31, 1995         11,268          11       56,579           (14)         9,133        65,709
Repayment of stockholders'
     notes receivable                     -           -            -            14              -            14
Issuance of Common Stock upon
     exercise of stock options          200           -          228             -              -           228
Issuance of Common Stock
     under employee stock
     purchase plan                       45           -          385             -              -           385
Income tax benefit associated
     with nonqualified stock
     options                              -           -           28             -              -            28
Issuance of Common Stock for
     acquisition of NuCom
     Systems                            441           1        5,341             -              -         5,342
Foreign currency translation
     adjustment                           -           -           53             -              -            53

Net loss                                  -           -            -             -        (11,902)      (11,902)

Balance at December 31,1996          11,954      $   12      $   62,614       $  -     $   (2,769)      $ 59,857
                                 =================================================================================

                    The accompanying notes are an integral part of these financial statements.


                                                      NETWORK PERIPHERALS INC.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Increase (Decrease) in Cash and Cash Equivalents
                                                           (in thousands)

                                                                                                    Years Ended December 31,
                                                                                               1996          1995           1994
                                                                                             --------       --------       --------
Cash flows from operating activities:
    Net income (loss)                                                                        $(11,902)      $  6,717       $  5,665
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
       Depreciation and amortization                                                            2,111          1,309            732
       Amoritzation of goodwill, net                                                              665
       Acquired research and development in-process                                            13,032
       Deferred income taxes                                                                      (56)        (1,221)        (1,012)
       Changes in assets and liabilities (net effect of
       NuCom acquisition):
         Accounts receivable                                                                   (1,845)        (1,061)        (2,673)
         Inventories                                                                             (664)           808         (5,242)
         Prepaid expenses and other assets                                                        862         (1,185)          (249)
         Accounts payable                                                                       1,439         (3,315)         2,865
         Accrued liabilities                                                                    1,623            862          1,932
                                                                                             --------       --------       --------
             Net cash provided by operating activities                                          5,265          2,914          2,018
                                                                                             --------       --------       --------

Cash provided by (used in) investing activities:
    Cash paid for Acquisition, net of cash acquired                                           (10,401)          --             --
    Holdback amount from Acquisition                                                            1,115           --             --
    Proceeds from the sale or maturity
        of short-term investments                                                               2,581          4,351           --
    Purchases of short-term investments                                                          --             --          (29,282)
    Purchases of property and equipment                                                        (2,927)        (1,761)        (1,772)
                                                                                             --------       --------       --------
             Net cash provided by (used in) investing
                  activities                                                                   (9,632)         2,590        (31,054)
                                                                                             --------       --------       --------

Cash flows from financing activities:
    Proceeds from issuance of Common Stock                                                        613            597         47,236
    Payments of Common Stock issuance costs                                                      --             --           (1,001)
    Repayment (issuance) of stockholders' notes
       receivable                                                                                  14             41            (38)
    Repayment of capital lease obligation                                                        --             --             (178)
                                                                                             --------       --------       --------
             Net cash provided by financing activities                                            627            638         46,019
                                                                                             --------       --------       --------
Foreign currency translation                                                                       53           --             --
                                                                                             --------       --------       --------
Net increase (decrease)  in cash and cash equivalents                                          (3,687)         6,142         16,983
                                                                                             --------       --------       --------
Cash and cash equivalents at beginning of period                                               27,210         21,068          4,085
                                                                                             --------       --------       --------
Cash and cash equivalents at end of period                                                   $ 23,523       $ 27,210       $ 21,068
                                                                                             ========       ========       ========

Supplemental disclosure of cash flow information:
    Income taxes paid                                                                        $    245       $  4,852       $  1,800
    Cash paid for interest                                                                   $      7       $     31       $     47
Noncash transactions:
    Income tax benefit associated with nonqualified
        stock options                                                                        $     28       $    596       $    192
    Common stock used for acquisition of NuCom                                               $  5,342       $   --         $   --

                                  The accompanying notes are an integral part of these financial statements

                            NETWORK PERIPHERALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- THE COMPANY

Network Peripherals Inc. (the Company), a Delaware corporation, is engaged in developing and manufacturing high performance client/server workgroup networking solutions, which it markets primarily to original equipment manufacturers, value-added resellers, distributors and system integrators. The Company's solutions are designed to be used in departmental and workgroup networks.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

The functional currency of the Company's subsidiary in Taiwan is the local currency. Assets and liabilities of this subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are recorded in stockholders' equity. Foreign exchange transaction gains and losses were not material in all periods presented, and are included in the results of operations.

Cash, Cash Equivalents and Short-Term Investments

Management  determines  the  appropriate   classification  of  debt  and  equity
securities at the time of purchase and reassesses the classification at each reporting date.

The Company considers all highly liquid investments with maturity of 90 days or less to be cash equivalents. All of the Company's short-term investments, consisting primarily of fixed maturity securities, have been classified as available for sale. For the years ended December 31, 1996 and 1995, there were no material unrealized gains or losses. At December 31, 1996 the average maturity of the short-term investments was approximately seven months. Substantially all short-term investments are held in the Company's name by major financial institutions.

Revenue Recognition

Revenue from product sales is recognized upon product shipment provided no significant obligations remain, and collectability is probable. The Company provides to certain distributors limited rights of return and price protection on unsold inventory when specific conditions exist. Provisions for estimated costs of warranty repairs, returns and allowances, and retroactive price adjustments are recorded at the time products are shipped. Funding under certain development contracts is recognized based upon the percentage of completion method, and in some instances, based upon achievement of specified contract milestones. Such funding is recognized as an offset to the related development costs and totaled approximately $556,000, $906,000, and $371,000 in 1996, 1995 and 1994, respectively.

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Sales Reserves

The Company provides allowances for accounts receivables deemed uncollectible, and for sales returns and other credits, including credits for retroactive price adjustments and for sales transacted within 90 days prior to the period-end. As of December 31, 1996 and 1995, the Company's allowances for such potential events totaled $1,154,000 and $738,000, respectively. As a percentage of sales transacted within 90 days prior to December 31, 1996 and 1995, the allowances for sales returns and other credits were 7.2% and 5.2%, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company's cash investment policies limit investments to those that are short-term and low risk. Concentration of credit risk with respect to trade receivables is generally limited due to the large number of customers comprising the Company's customer base, their dispersion across many different geographies, and the Company's on-going evaluation of its customers' credit worthiness.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset, typically three years.

Software Development Costs

The Company's software products are integrated into its hardware products and are typically available for general release to customers within 30 days after technological feasibility has been achieved. Accordingly, the production costs incurred after the establishment of technological feasibility and before general release to customers are immaterial, thus the Company does not capitalize any software development costs.

Income Taxes

The Company accounts for income taxes under the liability method, which recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement reported amounts.

Goodwill

Goodwill represents the excess of the purchase price of NuCom Systems Inc. ("NuCom", see Note 8) over the fair value of the identifiable net assets acquired, and is amortized on a straight-line basis over the expected period of benefit, which ranges from nine months to five years. Amortization of goodwill for the year ended December 31, 1996 was included in cost of goods sold. Periodically, the Company evaluates the goodwill for impairment, and estimates the future undiscounted cash flows of the acquired business to ensure that the carrying value has not been impaired.

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Benefit Plans

The Company has a stock option plan and an employee stock purchase plan (described in Note 6), vacation benefits which are accrued as they are earned, and a 401(k) plan that does not require employer matching contributions. The Company does not have postretirement or postemployment benefit plans; therefore, Statements of Financial Accounting Standards No. 87, 106 and 112 regarding pension, other postretirement and postemployment benefit plans do not affect the financial statements of the Company.

Net Income Per Share

Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during the periods presented. Common equivalent shares consist of Mandatorily Redeemable Convertible Preferred Stock (using the if converted method) and stock options (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued from April 1, 1993 through the closing of the Company's initial public offering on July 3, 1994 have been included in the 1994 computation using the treasury stock method as if they were outstanding for all periods prior to the initial public offering. Furthermore, in accordance with SEC staff policy, common equivalent shares from Mandatorily Redeemable Convertible Preferred Stock that converted into Common Stock upon the closing of the initial public offering are included using the if converted method.

NOTE 3 -- BALANCE SHEET COMPONENTS (in thousands)

                                                              December 31,
Cash,  cash  equivalent,  and short-term                   1996           1995
investments:                                             -------         -------
     Cash and money market accounts                      $ 5,411         $   567
     Municipal obligations                                18,112          26,643
                                                         -------         -------
       Cash and cash equivalents                          23,523          27,210
                                                         -------         -------

     Certificates of deposit                                --                 7
     Municipal obligations                                21,238          23,919
     Government securities                                 1,112            --
     Preferred stock                                        --             1,005
                                                         -------         -------
        Short-term investments                            22,350          24,931
                                                         -------         -------
                                                         $45,873         $52,141
                                                         =======         =======

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories:
     Raw materials                                       $ 4,685        $ 3,629
     Work-in-process                                       2,600          1,894
     Finished goods                                          943            897
                                                         -------        -------
                                                         $ 8,228        $ 6,420
                                                         =======        =======
Property and equipment:
     Computer and equipment                              $ 7,271        $ 4,085
     Furniture and fixtures                                  817            607
     Leasehold improvements                                  356            346
                                                         -------        -------
                                                           8,444          5,038
     Less:  accumulated depreciation                      (4,869)        (2,758)
                                                         -------        -------
                                                         $ 3,575        $ 2,280
                                                         =======        =======
Accrued liabilities:
     Salaries and benefits                               $ 2,699        $   915
     Royalty                                               1,154          1,484
     Warranty                                                717            681
     Taxes payable                                         1,268           --
     Holdback amount from Acquisition                      1,115           --
     Payments received in advance                            605           --
     Other                                                 1,283            366
                                                         -------        -------
                                                         $ 8,841        $ 3,446
                                                         =======        =======

NOTE 4 -- LINE OF CREDIT

In 1996, the Company negotiated a line of credit with a bank to increase available borrowings from $5 million to $10 million. Interest on borrowings under the line are at the lower of the bank's prime rate or the London Interbank Offered Rate plus 2.5%. The expiration date of the agreement is July 31, 1997. Currently, there are no borrowings under this line of credit.

Borrowings under the line of credit are collateralized by the Company's receivables, inventory, and other tangible assets. Under the terms of the line, the Company is required to, among other things, maintain certain levels of profitability, financial ratios of current assets and liabilities, and debt to net worth, and maintain minimum tangible net worth. Interest on any borrowings is payable monthly.

NOTE 5 --COMMITMENTS

The Company leases approximately 49,000 square feet in Milpitas, California under non-cancelable operating leases that expire in October 2000. As part of the NuCom acquisition (see Note 8), the Company also assumed certain operating leases for buildings, approximately 29,000 square feet, under lease which will expire in 1998. These buildings, including a manufacturing facility, are located in Taiwan. Rent expense for all Company facilities was $868,000, $529,000, and $282,000 in 1996, 1995, and 1994, respectively.

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments as of December 31, 1996 are as follows (in thousands):

                                      Years ending December 31,
                                 1997                         $   873
                                 1998                             731
                                 1999                             717
                                 2000                             618
                                                              --------
                                                               $2,939
                                                              ========

The Company has entered into licensing agreements with third parties to use certain technologies in the Company's products. Under the terms of the license agreements, the Company pays a royalty based upon a percentage of the sales price or units shipped. Royalty expenses incurred are charged to cost of sales in the period of the related sales and are payable in quarterly installments.

NOTE 6 -- CAPITAL STOCK

Stock Plans

The Company's 1993 Stock Option Plan (the Plan), as amended, provides for the issuance of Common Stock or the granting of incentive or nonqualified stock options to qualified employees, directors and consultants up to 3,500,000 shares of Common Stock. The price of stock issued and options granted under the Plan is determined by the Company's Board of Directors. Incentive stock options are granted at not less than the fair market value of the Common Stock at the date of grant and nonqualified options are granted at not less than 50% of the fair market value of the Common Stock on the date of grant. Options under the Plan vest over a period determined by the Board of Directors, which is generally four years. Options may be exercised in exchange for cash or, in certain cases at the discretion of the Board of Directors, for promissory notes payable to the Company. At December 31, 1996, 4,218 shares of Common Stock had been issued subject to repurchase by the Company; options to purchase 2,089,256 shares of Common Stock were outstanding, of which 552,602 shares were exercisable at exercise prices of $0.10 to $20.00 per share; 594,816 shares were available for future grants; and 2,684,072 shares of Common Stock were authorized but unissued under the Plan.

A total of 250,000 shares has been reserved for issuance under the Company's Employee Stock Purchase Plan, which permits eligible employees to purchase Common Stock at a discount through payroll deductions during concurrent 24-month offering periods. Each offering period is divided into four consecutive six-month purchase periods. The price at which the Common Stock is purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first day of the offering period or the last market day of the purchase period, whichever is lower. At December 31, 1996, a total of 117,584 shares has been issued at an aggregate purchase price of $839,227 and 132,416 shares remain reserved for future issuance under the Employee Stock Purchase Plan.

The 1994 Outside Directors Stock Plan, which provides for the automatic granting of nonqualified stock options to directors of the Company who are not employees of the Company (Outside Director), has a total of 150,000 shares reserved for issuance. Prior to an amendment to the Plan, effective September 1996, each current Outside Director was automatically granted an option to purchase 2,000 shares of Common Stock on the date of each annual meeting of stockholders. Each new Outside Director elected or appointed after the effective date of the Outside Directors Plan was automatically granted an option to purchase 10,000 shares of Common Stock on their date of election or appointment. After the amendment, the Board unanimously approved amending the Outside Directors Plan to provide for an initial option grant for the purchase of 15,000 shares of Common Stock with annual grants thereafter on the date of the annual meeting in the amount of 5,000 shares. The exercise price of the options will be the fair market value of the

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock on the date of grant, and vest over a period of four years. At December 31, 1996, options to purchase 12,000 shares of Common Stock were outstanding, of which 2,499 shares were exercisable at an exercise price of $20.00 per share; 138,000 shares were available for future grants; and 150,000 shares of Common Stock were authorized but unissued under the Plan.

In July 1996, the Board of Directors adopted the 1996 Nonstatutory Stock Option Plan, (the "1996 Plan"), which provides for the issuance of Common Stock or granting of Non-qualified Stock Options to qualified employees and consultants of up to 1,000,000 shares of Common Stock. The price granted under the 1996 Plan is at the sole discretion of the Board, provided the price is not less than 50% of the fair market value of the Common Stock on the date of grant. Options vest over a period determined by the Board, which is generally four years. At
December 31, 1996, options to purchase 729,111 shares of Common Stock were outstanding, of which no shares were exercisable; 270,889 shares were available for future grants; and 1,000,000 shares of Common Stock were authorized but unissued under the 1996 Plan.

The following table summarizes option activity under the 1993 Stock Option Plan, the 1994 Outside Directors Plan, and the 1996 Plan:

                                           Options             Price Per Share
                                           -------             ---------------
Balance at December 31, 1993              1,032,100      $    0.10  - $    1.50
Granted                                     338,800           1.50  -     25.25
Exercised                                  (456,647)          0.10  -      0.35
Canceled                                    (24,828)          0.10  -      5.50
                                         -----------
Balance at December 31,1994                 889,425           0.10  -     25.25
Granted                                     533,900          10.25  -     25.00
Exercised                                  (161,382)          0.10  -      7.25
Canceled                                   (141,817)          0.17  -     25.25
                                         -----------
Balance at December 31, 1995              1,120,126           0.10  -     25.25
Granted                                   2,905,155          11.63  -     18.63
Exercised                                  (199,698)          0.10  -     10.25
Canceled                                   (995,216)          0.30  -     25.25
                                         -----------
Balance at December 31, 1996              2,830,367      $    0.10  - $   20.00
                                         ===========

At December 31, 1996, options for the purchase of 555,101 shares of Common Stock were vested.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995, consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        1996              1995
                                                        ----              ----
                                           (in thousands, except per share data)
Net income (loss) - as reported                       $  (11,902)      $   6,717
Net income (loss) - pro forma                         $  (14,782)      $   5,791
Earnings (loss) per share - as reported               $    (1.01)      $    0.57
Earnings (loss) per share - pro forma                 $    (1.26)      $    0.49

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 1996 and 1995: zero dividend

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

yield, expected volatility of 69.36%, risk-free interest rate of 5.48%, and all options are exercised at vesting.

The following table summarizes information about stock options outstanding at December 31, 1996:

                                           Outstanding                                Exercisable
                        ---------------------------------------------------    ---------------------------
                                                              Weighted                       Weighted
  Exercise Price                      Average Remaining        Average                        Average
       Range              Shares       Contractual Life    Exercise Price       Shares    Exercise Price
--------------------    ------------ --------------------- ----------------    ---------- ----------------
$ 0.10 - $ 5.00            307,314         6.08 years             1.10        244,301                0.74
$ 5.01 - $10.00             13,652         7.54 years             6.98          6,235                6.99
$10.01 - $15.00          1,210,751         9.02 years            13.42        113,750               12.45
$15.01 - $20.00          1,298,650         9.42 years            16.62        190,815               16.07

Stock options expire in 10 years from the date they are granted; options vest over service periods that range from one to four years.

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 -- INCOME TAXES

The following is a geographical breakdown of consolidated income (loss) before income taxes (in thousands):
                                               Year ended December 31,
                                       1996              1995              1994
                                     --------          --------         --------
Domestic                             $ (1,626)         $ 10,334         $  7,081
Foreign                                (9,668)             --               --
                                     --------          --------         --------
                                     $(11,294)         $ 10,334         $  7,081
                                     ========          ========         ========

The provision for income taxes consists of the following (in thousands):
                                               Year ended December 31,
                                           1996           1995            1994
                                          -------        -------        -------
Current tax expense:
  Federal                                 $   174        $ 3,862        $ 1,750
  State                                        54            976            647
  Foreign                                     436           --             --
                                          -------        -------        -------
                                              664          4,838          2,397
                                          -------        -------        -------
Deferred tax benefit:
  Federal                                     (46)        (1,058)          (790)
  State                                       (10)          (163)          (191)
                                          -------        -------        -------
                                              (56)        (1,221)          (981)
                                          =======        =======        =======
                                          $   608        $ 3,617        $ 1,416
                                          =======        =======        =======

Deferred tax assets consist of the following (in thousands):

                                                                  December 31,
                                                                1996       1995
                                                               ------     ------
Deferred tax assets:
  Reserves and accruals not currently deductible               $1,286     $1,275
    Inventory                                                     572        510
    Depreciation                                                   18         44
    State taxes and other                                         413        404
                                                               ------     ------
Gross deferred tax assets                                       2,289      2,233
Deferred tax assets valuation allowance                          --         --
                                                               ------     ------
Net deferred tax assets                                        $2,289     $2,233
                                                               ======     ======

Current                                                        $2,271     $2,189
Noncurrent                                                         18         44
                                                               ------     ------
                                                               $2,289     $2,233
                                                               ======     ======

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax income
(loss) as follows:
                                                       Year ended December 31,
                                                     1996      1995      1994
                                                     ----      ----      ----

Federal statutory rate                              (35.0%)    35.0%     35.0%
State tax, net of federal impact                       .3       5.1       4.2
 Net operating loss carryforward utilized              --        --      (5.2)
Research and development tax credits                 (1.1)     (1.2)     (5.5)
Tax-exempt interest income                           (4.5)     (6.9)     (1.7)
Recognition of deferred tax assets  realized
   in prior years                                      --        --     (10.3)
Nondeductible acquisition costs                      45.6        --        --
Other                                                  .1       3.0       3.5
                                                     ----     -----      ----
                                                      5.4%     35.0%     20.0%
                                                     ====     =====      ====

NOTE 8 - ACQUISITION

Effective March 21,1996, the Company completed its acquisition of NuCom Systems, Inc., a Taiwan-based company, by purchasing all the outstanding shares of NuCom in exchange for $11,158,134 in cash, 440,748 shares of Network Peripherals'
common stock valued at $5,341,866, plus product integration costs for an aggregate purchase price of $17.1 million. The transaction was accounted for using the purchase method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition. The research and development in process represents the estimated current fair market value, using a risk-adjusted income approach, of specifically identified technologies which had not reached technological feasibility. The results of operations of NuCom were included with those of the Company beginning with the quarter ended June 30, 1996. The allocation of the purchase price was as follows (in thousands):

Research and development, in process          $13,032
Other intangible assets                         1,716
Cash and cash equivalents                       1,357
Current assets                                  3,138
Non-current assets                                613
Property and equipment                            479
Current liabilities assumed                    (3,235)
                                              -------
Total                                         $17,100
                                              =======

The total purchase price is as follows:
Cash payment                                  $11,158
Issuance of Common Stock                        5,342
Other expenses                                    600
                                              -------
Total                                         $17,100
                                              =======
NOTE 9- MARKET DATA

The Company operates in one industry segment. Export sales to customers outside of North America represented 21%, 25% and 15%, of the Company's net sales for the years ended December 31, 1996, 1995 and 1994, respectively. As a percentage of net sales, export sales to Europe and Asia represented 8% and 13%, respectively, in 1996. In 1995, the sales percentages were 17% and 8% for Europe and Asia,

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively, and in 1994, the sales percentages were 11%, 3%, and 1% for Europe, Middle East, and Asia, respectively.

The following table summarizes the percentage of sales accounted for by the Company's significant customers with sales of 10% or more:

                                               Years ended December 31,
                                            1996          1995          1994
                                             ----          ----          ----
                Customer A                   26%            17%           12%
                Customer B                    -             15%            -
                Customer C                   15%            10%            -
                Customer D                   12%             -            12%
                Customer E                    -              -            15%
                Customer F                    -              -            13%


Item 9.   Changes in  and  Disagreements  with   Accountants  on  Accounting and
          Financial Disclosure.

There is no reportable information under this item.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item regarding directors is included under "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting.


Item 11. Executive Compensation.

The information required by this item is included under "Compensation of Executive Officers" and "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement for the 1997 Annual Meeting.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is included under "Share Ownership by Principal Stockholders and Management" and "Election of Directors" in the Company's Proxy Statement for the 1997 Annual Meeting.


Item 13. Certain Relationships and Related Transactions.

The information required by this item is included under "Compensation Committee Interlocks and Insider Participation Decisions" in the Company's Proxy Statement for the 1997 Annual Meeting.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

The information required by subsections (a)1 and (a)2 of this item are included in the response to Item 8 of Part III of this Annual Report on Form 10-K.

 (a)     Exhibits

  3.1(1)         Amended and Restated Certificate of Incorporation.
  3.2(1)         By-Laws.
  4.1(1)         Fourth Amended and Restated Investor Rights Agreement dated July 15, 1993.
 10.1(1)         Form of Indemnity Agreement for directors and officers.
 10.2(1)         Amended and Restated 1993 Stock Option Plan and forms of agreement thereunder.
 10.3(1)         1994 Employee Stock Purchase Plan.
 10.4(1)         1994 Outside Directors Stock Option Plan and form of agreement thereunder.
 10.6(1)         Business Loan Agreement, and collateral agreements, with Silicon Valley Bank dated August 9,
                 1991, as amended May 5, 1992, April 15, 1993,  February 1, 1994 and April 4, 1994 and Warrant dated August 10, 1991.
 10.9(1)         Facilities Lease dated August 8, 1991 with John Arrillaga, Trustee, or his Trustee, or his
                 Successor Trustee UTA dated 7/20/77, as amended, and Richard T. Peery, Trustee, or his
                 Successor Trustee UTA dated 7/20/77, as amended.
 10.12(1)(2)     OEM Purchase Agreement with Network General Corporation dated March 4, 1991.
 10.13(1)(2)     Authorized Distributor Agreement with Westcon, Inc. dated March 4, 1993.
 10.14(3)        Amendment No. 1 to Facilities Lease dated June 1, 1994 with John Arrillaga, Trustee,  or his
                 Successor Trustee UTA dated 7/20/77, as amended, and Richard T.
                 Peery,  Trustee, or his Successor Trustee UTA dated 7/20/77, as amended.
 10.15(3)        Facilities Lease dated June 1, 1994 with John Arrillaga, Trustee, or his Successor Trustee
                 UTA dated 7/20/77, as amended, and Richard T. Peery, Trustee, or his Successor Trustee UTA
                 dated 7/20/77, as amended.
 10.16(4)        Salary continuation agreement dated as of March 22, 1995 with Pauline Lo Alker.
 10.18(5)        Purchase Agreement among Network Peripherals Inc., Network Peripherals, Ltd., NuCom Systems,
                 Inc., and the shareholders of NuCom, dated January 31, 1996.
 10.19(6)        Salary continuation agreement dated as of May 1996 with Truman Cole.
 10.20(6)        Salary continuation agreement dated as of May 1996 with Don Morrison.
 10.21           Employment agreement dated January 1997 with Truman Cole.
 10.22           Line of Credit Agreement with Sumitomo Bank dated October 2, 1996.
 10.23           Agreement with Glenn Penisten dated May 15, 1996.
 27              Financial Data Schedule

(b)      Reports on Form 8-K.
         None


(1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1. (File No. 33-78350).
(2)    Confidential treatment has been granted as to part of this Exhibit.
(3) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994 (File No. 0-23970).
(4) Incorporated by reference to the corresponding exhibit in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 0-23970).
(5) Incorporated by reference to the Registrant's report on Form 8-K filed on March 31, 1996 (File No. 0-23970).
(6) Incorporated by reference to the corresponding exhibit in the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996 (File No. 0-23970).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NETWORK PERIPHERALS INC.

                                                     By:  \s\ TRUMAN COLE
                                                     ---------------------------
                                                     Truman Cole
                                                     Vice President, Finance and
                                                     Chief Financial Officer
                                                     (Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                              Title

\s\  PAULINE LO ALKER                  President, Chief  Executive  Officer  and
---------------------------               Director (Prinicpal Executive Officer)
Pauline Lo Alker

\s\  TRUMAN COLE                       Vice   President,   Finance   and   Chief
---------------------------               Financial Officer
Truman Cole                               (Principal Financial Officer)

\s\  ANN S. BOWERS                     Director
---------------------------
Ann S. Bowers

\s\  CHARLES HART                      Director
---------------------------
Charles Hart

\s\  KENNETH LEVY                      Director
---------------------------
Kenneth Levy

\s\  GLENN PENISTEN                    Chairman of the Board
---------------------------
Glenn Penisten

\s\  WILLIAM P. TAI                    Director
---------------------------
William P. Tai

                                                      NETWORK PERIPHERALS INC.
                                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                                           (in thousands)


SCHEDULE II

                                                                       Additions
                                                  Balance at    Charged to     Charged                 Balance at
                                                   Beginning     Costs and     to Other                       End
                                                     of Year      Expenses     Accounts   Deductions       of Year
                                                     -------      --------     --------   ----------       -------
Year ended December 31, 1994
     Allowance for doubtful accounts             $      68    $      -    $    100    $       (3)   $      165
     Allowance for sales returns and
     other credits                                      75           -         769          (100)          744
                                               ----------------------------------------------------------------------
       Total allowances for doubtful accounts
       and sales returns                               143           -         869          (103)          909
     Deferred tax assets valuation allowance         1,484           -          -         (1,484)           -

Year ended December 31, 1995
     Allowance for doubtful accounts                   165           -          88           (53)          200
     Allowance for sales returns and other
     credits                                           744           -       1,664        (1,870)          538
                                               ----------------------------------------------------------------------
       Total allowances for doubtful accounts
       and sales returns                               909           -       1,752        (1,923)          738

Year ended December 31, 1996
     Allowance for doubtful accounts                   200           -          21           (12)          209
     Allowance for sales returns and other
     credits                                           538           -       6,743        (6,336)          945
                                               ----------------------------------------------------------------------
       Total allowances for doubtful accounts
       and sales returns                         $     738        $  -    $  6,764    $   (6,348)   $    1,154
                                               ======================================================================
