Form 10-Q
period 1997-03-31
NETWORK PERIPHERALS INC
filed 1997-05-15
CIK 922521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


    (Mark One)
    [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of April 30, 1997 was 12,101,891.

This quarterly report on Form 10-Q consists of 14 pages of which this is page 1. The Exhibit Index is on page 14.

                            NETWORK PERIPHERALS INC.
                               INDEX TO FORM 10-Q
                              For the quarter ended
                                 March 31, 1997


PART I. FINANCIAL INFORMATION


Item                                                                        Page
 1.      Financial Statements (unaudited):                                 -----

         a.     Consolidated Balance Sheets -- March 31, 1997
                and December 31, 1996.                                       3

         b.     Consolidated Statements of Operations -- Three
                Months Ended March 31, 1997 and 1996                         4

         c.     Consolidated Statements of Cash Flows -- Three
                Months Ended March 31, 1997 and 1996.                        5

         d.     Notes to Consolidated Financial Statements                 6-7


 2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                       8-10


PART II.   OTHER INFORMATION

6.       Exhibits and Reports on Form 8-K                                11-12


         Signatures                                                         13


         Index to Exhibits                                                  14

                                                      NETWORK PERIPHERALS INC.
                                               CONSOLIDATED BALANCE SHEETS - Unaudited
                                           (in thousands, except share and per share data)

                                                                                                      March 31,         December 31,
                                                                                                        1997                 1996
                                                                                                       --------            --------
ASSETS

Current assets:
     Cash and cash equivalents                                                                         $ 18,578            $ 23,523
     Short-term investments                                                                              24,664              22,350
     Accounts receivable, net of allowance for doubtful
       accounts and returns of $1,220 and $1,154, respectively                                            8,166               8,359
     Inventories                                                                                          8,552               8,228
     Deferred income taxes                                                                                2,245               2,271
     Prepaid expenses and other current assets                                                            1,995               1,843
                                                                                                       --------            --------
         Total current assets                                                                            64,200              66,574
Property and equipment, net                                                                               3,496               3,575
Deferred income taxes and other assets                                                                      714                 443
Goodwill                                                                                                    738                 842
                                                                                                       --------            --------
                                                                                                       $ 69,148            $ 71,434
                                                                                                       ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                  $  2,433            $  2,736
     Accrued liabilities                                                                                  7,315               8,841
                                                                                                       --------            --------
         Total current liabilities                                                                        9,748              11,577
                                                                                                       --------            --------

Stockholders' equity :
     Preferred Stock, $0.001 par value, 2,000,000 shares
         authorized; no shares issued or outstanding                                                       --                  --
     Common Stock, $0.001 par value, 20,000,000
         shares authorized;  12,101,891 and 11,954,000, respectively
         shares issued and outstanding                                                                       12                  12
     Additional paid-in capital                                                                          62,911              62,614
     Accumulated deficit                                                                                 (3,523)             (2,769)
                                                                                                       --------            --------
         Total stockholders' equity                                                                      59,400              59,857
                                                                                                       --------            --------
                                                                                                       $ 69,148            $ 71,434
                                                                                                       ========            ========

                       The accompanying notes are an integral part of these consolidated financial statements.

                            NETWORK PERIPHERALS INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
                      (in thousands except per share data)


                                                           Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------

Net sales                                                $ 12,005      $ 10,128
Cost of sales                                               6,069         6,198
                                                         --------      --------
    Gross profit                                            5,936         3,930
                                                         --------      --------
Operating expenses:
    Research and development                                2,385         1,612
    Marketing and selling                                   3,853         2,045
    General and administrative                              1,270           591
    Acquired research and development in
       process and product integration costs                 --          13,732
                                                         --------      --------
Total operating expenses                                    7,508        17,980
                                                         --------      --------
Loss from operations                                       (1,572)      (14,050)
Interest income                                               414           555
                                                         --------      --------
Loss before income taxes                                   (1,158)      (13,495)
Benefit from income taxes                                    (404)         (162)
                                                         --------      --------
Net loss                                                 $   (754)     $(13,333)
                                                         ========      ========

Net loss per share                                       $  (0.06)     $  (1.17)
                                                         ========      ========

Weighted average common shares                             12,074        11,348
                                                         ========      ========

   The accompanying notes are an integral part of these consolidated financial statements.

                                                      NETWORK PERIPHERALS INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                                          Increase (decrease) in cash and Cash Equivalents


                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                      -----------------------------
                                                                                                        1997                 1996
                                                                                                      --------             --------
Cash flows from operating activities:
   Net loss                                                                                           $   (754)            $(13,333)
   Adjustments to reconcile net loss to
       net cash from operating activities:
       Depreciation and amortization                                                                       619                  272
       Amortization of goodwill                                                                            104                 --
       Acquired research and development in process                                                       --                 13,032
       Changes in assets and liabilities (net of effect of
          NuCom  acquisition in 1996)
          Accounts receivable                                                                              193                 (353)
          Inventories                                                                                     (324)                (846)
          Prepaid expenses and other assets                                                               (397)               2,410
          Accounts payable                                                                                (303)                 463
          Accrued liabilities                                                                             (410)               1,254
                                                                                                      --------             --------
              Net cash provided by (used in) operating activities                                       (1,272)               2,899
                                                                                                      --------             --------

Cash flows from investing activities:
   Cash paid for Nucom acquisition                                                                        --                (11,758)
   Holdback amount from acquisition                                                                     (1,116)               1,116
   Purchases of short-term investments                                                                  (2,314)             (11,733)
   Purchases of property and equipment, net of disposals                                                  (540)                (252)
                                                                                                      --------             --------
              Net cash used in investing activities                                                     (3,970)             (22,627)
                                                                                                      --------             --------

Cash flows from financing activities:
   Proceeds from issuance of Common Stock                                                                  241                   46
   Repayment of stockholders' notes receivable                                                            --                      4
                                                                                                      --------             --------
          Net cash provided by financing activities                                                        241                   50
                                                                                                      --------             --------
   Foreign currency translation                                                                             56                 --
                                                                                                      --------             --------

Net decrease in cash and cash equivalents                                                               (4,945)             (19,678)
Cash and cash equivalents at beginning of period                                                        23,523               27,210
                                                                                                      --------             --------
Cash and cash equivalents at end of period                                                            $ 18,578             $  7,532
                                                                                                      ========             ========

Supplemental disclosure of cash flow information:
   Income taxes paid                                                                                  $   --               $    113
                                                                                                      ========             ========

Supplemental disclosure of noncash investing activity:
   Common Stock used for purchase of Nucom                                                            $   --               $  5,342
                                                                                                      ========             ========

                        The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of March 31, 1997 and December 31, 1996, the results of its operations and its cash flows for the three month periods ended March 31, 1997 and 1996. These financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

         Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or for any other future period.


2.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of common shares outstanding during the periods. Common stock equivalents have been excluded from the calculation of weighted average shares as a result of the operating losses in the three months ended March 31, 1996 and 1997.

3.       INVENTORIES

         The components of inventory consist of the following (in thousands):


                                                  March 31,        December 31,
                                                    1997               1996
                                                   ------             ------

Raw materials                                      $4,252             $4,685
Work-in-process                                     2,749              2,600
Finished goods                                      1,551                943
                                                   ------             ------
                                                   $8,552             $8,228
                                                   ======             ======

                            NETWORK PERIPHERALS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont.


4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                                  March 31,       December 31,
                                                    1997              1996
                                                   -------          -------

Computer and test equipment                        $ 7,388          $ 7,271
Furniture and fixtures                                 991              817
Leasehold improvements                                 350              356
                                                   -------          -------
                                                     8,729            8,444
Less: accumulated depreciation                      (5,233)          (4,869)
                                                   -------          -------
                                                   $ 3,496          $ 3,575
                                                   =======          =======



5.       SUBSEQUENT EVENT

         Effective April 29, 1997, the Company acquired NetVision Corporation, a privately held company engaged in the development of very high bandwidth LAN switching and Gigabit Ethernet technologies. The transaction will be accounted for using the purchase method with an estimated cost of $6 million, including payments to NetVision stockholders and the assumption of certain liabilities and transaction expenses. The Company expects to allocate the majority of the acquisition costs to in-process research and development, which will result in a one-time charge to earnings in the quarter ending June 30, 1997.

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

o    the cost of materials and components;

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

Net Sales

         Net sales for the three months ended March 31, 1997 were $12.0 million, compared to $10.1 million for the three months ended March 31, 1996. This increase was primarily attributable to higher shipments of Fast Ethernet LAN switching products which increased to $3.4 million in the quarter ended March 31, 1997 from $279,000 in the comparable quarter in 1996, offset in part by decreases in FDDI shipments. Sales into the distribution channel increased to $4.1 million, representing 34% of net sales, in the first quarter of 1997 from $2.3 million, representing 23% of net sales, in the comparable quarter in 1996. This increase reflected the Company's penetration into the international distribution markets, particularly in Europe and Asia, where sales increased to $2.2 million for the first quarter in 1997 from $805,000 in the comparable quarter in 1996. Sales to OEM customers were $7.9 million for the first quarters in both 1997 and 1996.

Gross Profit/Margin

         Gross margin for the three months ended March 31, 1997 was 49.4% compared to 38.8% for the three months ended March 31, 1996. The increase was attributed to an unusually low gross margin in the first quarter of 1996, when nonrecurring charges associated with start-up costs for Fast Ethernet products, expediting costs to deliver OEM products, and inventory valuation adjustments associated with excess inventory for FDDI products were incurred. The gross margin for the first quarter of 1997 reflected price reductions in several of the Company's Fast Ethernet products offset in part by lower material and production costs. Changes in the product mix and the channel mix, variables in the development, introduction and marketing of a new product line, fluctuations in the cost of materials and components, as well as market and competitive factors, may have an adverse impact on the future gross margin.

Research and Development In-Process

         For quarter ended March 31, 1996 the Company incurred a one-time charge of $13.7 million for in-process research and development costs and product integration costs related to the acquisition of NuCom Systems Inc. (NuCom).

Research and Development

         Research and development expenses for the three months ended March 31, 1997 were $2.4 million, or 19.9% of net sales, compared to $1.6 million, or 15.9% of net sales, for the corresponding period in 1996. The expenses in the 1997 and 1996 periods were net of contract funding of $49,000 and $150,000, respectively. The increase in expenditures reflected the addition of staff, facilities and equipment resulting from the acquisition of NuCom, as well as costs for the development of new technologies and the enhancement of existing technologies, including FDDI and Fast Ethernet. The Company believes it is essential to continue this level of investment in research and development and expects the dollar level of spending to increase in the future periods of 1997.

Marketing and Selling

         Marketing and selling expenses for the three months ended March 31, 1997 were $3.8 million, or 32.1% of net sales, compared to $2.0 million, or
20.2% of net sales, for the corresponding period in 1996. The increase in expenditures reflected the addition of staff, facilities and equipment resulting from the acquisition of NuCom. Additionally, the Company incurred expenses pursuing its marketing strategy to penetrate the global markets, including Asia and Europe, and to establish brand name recognition. The cost of implementing this strategy includes the addition of sales staff and related overhead costs, and the cost of advertising and promotional campaigns, and trade shows. The Company expects the dollar level of marketing and selling expense to increase in future periods of 1997 to support new products, to secure additional distributors and VAR's, and continue its expansion into international markets.

General and administrative

         General and administrative expenses for the three months ended March 31, 1997 were $1.3 million, or 10.6% of net sales, compared to $591,000, or 5.8% of net sales, in the corresponding period in 1996. The increase in expenditures reflected the addition of staff, facilities and equipment resulting from the acquisition of NuCom. Additionally, to enhance the Company's information system infrastructure to support future growth, the Company incurred costs associated with increased staffing and overhead. The Company expects the dollar level of general and administrative expenses to increase slightly in the future periods of 1997.

Interest Income

         Interest income for the three months ended March 31, 1997 was $414,000, compared to $555,000 in the corresponding period in 1996. The decrease was the result of reduced level of invested funds as a result of the acquisition of NuCom.

Income Taxes

         The Company recorded a tax benefit, using an effective tax rate of 35% for the three months ended March 31, 1997 and 1996. The rate is less than the statutory rate of 40% due principally to the effects of tax exempt interest and tax credits available to the Company.

Liquidity and Capital Resources

         The use of cash in operating activities for the three months ended March 31, 1997, in the amount of $1.3 million, is primarily attributable to the net loss, an increase in inventories, prepaid expenses and other assets, and a decrease in current liabilities, offset by a decrease in accounts receivable. The decrease in current liabilities is due primarily to the first of three annual bonus payments to NuCom employees associated with the acquisition of NuCom.

         The Company used $4.0 million of cash in the three months ended March 31, 1997 for the purchase of short-term investments, the payment of the funds withheld in the acquisition of NuCom, and the purchase of computer equipment.

         Cash provided by financing activities for the three months ended March 31, 1997 was $241,000 and resulted from the exercise of stock options.

         At March 31, 1997, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $43.2 million. As of March 31, 1997, there were no borrowings outstanding under the Company's $10 million bank line of credit, which is currently under evaluation by the bank. The Company believes that its balance of cash, cash equivalents and short-term investments will be sufficient to meet the Company's capital and operating requirements for the foreseeable future.

Acquisition

         Effective April 29, 1997, the Company acquired NetVision Corporation. Refer to Note 5 of Notes to Consolidated Financial Statements.

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

            10.20(6)      Salary  continuation  agreement  dated  as of May 1996
                          with Don Morrison.
            10.21         Employment  agreement  dated  January 1997 with Truman
                          Cole
            10.22         Line  of  Credit  Agreement  with  Sumitomo Bank dated
                          October 2, 10.22 1996
            10.23         Agreement  with Glenn  Peniston dated May 15, 1996
            27            Financial Data Schedule

        (b) Reports on Form 8-K -- None

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


                                             NETWORK PERIPHERALS INC.

Date:   May 14, 1997                         By:    \s\  ROBERT HERSH
                                                    -----------------
                                                    Robert Hersh
                                                    Vice President, Finance
                                                    Chief Financial Officer
                                                    (Principal   Financial   and
                                                    Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number                                                   Description of Document

 3.1(1)          Amended and Restated Certificate of Incorporation.
 3.2(1)          By-Laws.
 4.1(1)          Fourth Amended and Restated  Investor  Rights  Agreement  dated
                 July 15, 1993.
10.1(1)*         Form of Indemnity Agreement for directors and officers.
10.2(1)*         Amended  and  Restated  1993  Stock  Option  Plan and  forms of agreement thereunder.
10.3(1)*         1994 Employee Stock Purchase Plan.
10.4(1)*         1994 Outside  Directors Stock Option Plan and form of agreement thereunder.
10.6(1)          Business  Loan  Agreement,  and  collateral  agreements,   with
                 Silicon  Valley  Bank dated  August 9, 1991,  as amended May 5,
                 1992,  April 15,  1993,  February 1, 1994 and April 4, 1994 and
                 Warrant dated August 10, 1991.
10.9(1)          Facilities  Lease  dated  August 8,  1991 with John  Arrillaga,
                 Trustee,  or his Trustee,  or his  Successor  Trustee UTA dated
                 7/20/77,  as amended,  and Richard T.  Peery,  Trustee,  or his
                 Successor Trustee UTA dated 7/20/77, as amended.
10.12(1)(2)      OEM Purchase  Agreement with Network General  Corporation dated
                 March 4, 1991.
10.13(1)(2)      Authorized Distributor Agreement with Westcon, Inc. dated March
                 4, 1993.
10.14(3)         Amendment  No. 1 to  Facilities  Lease  dated June 1, 1994 with
                 John  Arrillaga,  Trustee,  or his Successor  Trustee UTA dated
                 7/20/77,  as amended,  and Richard T.  Peery,  Trustee,  or his
                 Successor Trustee UTA dated 7/20/77, as amended.
10.15(3)         Facilities  Lease  dated  June 1,  1994  with  John  Arrillaga,
                 Trustee,  or  his  Successor  Trustee  UTA  dated  7/20/77,  as amended,  and  Richard  T.  Peery,  Trustee,  or his  Successor
                 Trustee UTA dated 7/20/77, as amended.
10.16(4)         Salary  continuation  agreement dated as of March 22, 1995 with
                 Pauline Lo Alker.
10.18(5)         Purchase  Agreement  among Network  Peripherals  Inc.,  Network
                 Peripherals, Ltd., NuCom Systems, Inc., and the shareholders of
                 NuCom, dated January 31, 1996.
10.19(6)         Salary continuation  agreement dated as of May 1996 with Truman
                 Cole.
10.20(6)         Salary  continuation  agreement  dated as of May 1996  with Don
                 Morrison.
10.21            Employment agreement dated January 1997 with Truman Cole
10.22            Line of Credit  Agreement  with  Sumitomo Bank dated October 2,
                 1996
10.23            Agreement with Glenn Peniston dated May 15, 1996
27               Financial Data Schedule


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