Form 10-Q
period 1997-06-30
NETWORK PERIPHERALS INC
filed 1997-08-14
CIK 922521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)
    [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of July 31, 1997 was 12,190,634.

This quarterly report on Form 10-Q consists of 17 pages of which this is page 1. The Exhibit Index starts on page 16.

                            NETWORK PERIPHERALS INC.
                               INDEX TO FORM 10-Q
                              For the quarter ended
                                  June 30, 1997


PART I. FINANCIAL INFORMATION


Item                                                                      Page
----                                                                      ----
1.       Financial Statements (unaudited):

         a.       Consolidated Balance Sheets - June 30, 1997
                  and December 31, 1996.                                   3

         b.       Consolidated Statements of Operations - Three
                  Months and Six Months Ended June 30, 1997 and 1996       4

         c.       Consolidated Statements of Cash Flows -- Six
                  Months Ended June 30, 1997 and 1996.                     5

         d.       Notes to Consolidated Financial Statements               6-7


2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                        8-11


PART II.   OTHER INFORMATION

4.       Submission of Matters to a Vote of Security Holders               12

6.       Exhibits and Reports on Form 8-K                                  13-14


         Signatures                                                        15


         Index to Exhibits                                                 16-17


                            NETWORK PERIPHERALS INC.
                     CONSOLIDATED BALANCE SHEETS - Unaudited
                (in thousands, except share and per share data)

                                                                              June 30,  December 31,
                                                                                1997        1996
                                                                              --------    --------
ASSETS

Current assets:
        Cash and cash equivalents                                             $ 16,767    $ 23,523
        Short-term investments                                                  16,328      22,350
        Accounts receivable, net of allowance for doubtful
          accounts and returns of $1,028 and $1,154, respectively                8,680       8,359
        Inventories                                                              8,235       8,228
        Deferred income taxes                                                    2,271       2,271
        Prepaid expenses and other current assets                                2,061       1,843
                                                                              --------    --------
                Total current assets                                            54,342      66,574
Property and equipment, net                                                      3,928       3,575
Deferred income taxes and other assets                                             874         443
Goodwill                                                                           759         842
                                                                              --------    --------
                                                                              $ 59,903    $ 71,434
                                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                      $  1,664    $  2,736
        Accrued liabilities                                                      6,755       8,841
                                                                              --------    --------
                Total current liabilities                                        8,419      11,577
                                                                              --------    --------
Stockholders' equity :
        Preferred Stock, $0.001 par value, 2,000,000 shares
                authorized; no shares issued or outstanding                       --          --
        Common Stock, $0.001 par value, 20,000,000
                shares authorized;  12,177,853 and 11,954,000, respectively
                shares issued and outstanding                                       12          12
        Additional paid-in capital                                              63,302      62,614
        Accumulated deficit                                                    (11,830)     (2,769)
                                                                              --------    --------
                Total stockholders' equity                                      51,484      59,857
                                                                              --------    --------
                                                                              $ 59,903    $ 71,434
                                                                              ========    ========

      The accompanying notes are an integral part of these consolidated financial statements.

                            NETWORK PERIPHERALS INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
                      (in thousands except per share data)

                                                    Three Months Ended      Six Months Ended
                                                          June 30,              June 30,
                                                   --------------------   --------------------
                                                     1997        1996       1997        1996
                                                   --------    --------   --------    --------
Net sales                                          $ 10,637    $ 12,774   $ 22,643    $ 22,902
Cost of sales                                         6,513       6,792     12,583      12,990
                                                   --------    --------   --------    --------
        Gross profit                                  4,124       5,982     10,060       9,912
                                                   --------    --------   --------    --------
Operating expenses:
        Research and development                      2,376       2,340      4,762       3,952
        Marketing and selling                         3,986       2,687      7,839       4,732
        General and administrative                    1,184         951      2,455       1,542
        Acquired research and development in
           process and product integration costs      6,462        --        6,462      13,732
                                                   --------    --------   --------    --------
Total operating expenses                             14,008       5,978     21,518      23,958
                                                   --------    --------   --------    --------
Income (loss) from operations                        (9,884)          4    (11,458)    (14,046)
Interest income                                         369         374        783         929
                                                   --------    --------   --------    --------
Income (loss) before income taxes                    (9,515)        378    (10,675)    (13,117)
Provision for (benefit from) income taxes            (1,208)        132     (1,614)        (30)
                                                   --------    --------   --------    --------
Net income (loss)                                  $ (8,307)   $    246   $ (9,061)   $(13,087)
                                                   ========    ========   ========    ========

Net income (loss) per share                        $  (0.68)   $   0.02   $  (0.75)   $  (1.13)
                                                   ========    ========   ========    ========

Weighted average common and common                   12,153      12,333     12,114      11,617
equivalents shares                                 ========    ========   ========    ========


      The accompanying notes are an integral part of these consolidated financial statements.

                                 NETWORK PERIPHERALS INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                    Increase (Decrease) in Cash and Cash Equivalents


                                                                                        Six Months Ended
                                                                                           June 30,
                                                                                      --------------------
                                                                                        1997        1996
                                                                                      --------    --------
Cash flows from operating activities:
        Net loss                                                                      $ (9,061)   $(13,087)
        Adjustments to reconcile net loss to
                net cash from operating activities:
                Depreciation and amortization                                            1,208       1,341
                Amortization of goodwill                                                   283        --
                Acquired research and development in process                             6,462      13,032
                Changes in assets and liabilities (net of effect of
                acquisitions)
                        Accounts receivable                                               (321)     (1,937)
                        Inventories                                                         (7)       (894)
                        Prepaid expenses and other assets                                 (605)        526
                        Accounts payable                                                (1,072)      2,083
                        Accrued liabilities                                             (2,343)      1,747
                                                                                      --------    --------
                                Net cash provided by (used in) operating activities     (5,456)      2,811
                                                                                      --------    --------
Cash flows from investing activities:
        Cash paid for acquisition, net of cash acquired                                 (6,449)    (10,401)
        Sale of short-term investments                                                   6,022       2,760
        Purchases of property and equipment                                             (1,561)       (996)
                                                                                      --------    --------
                                Net cash used in investing activities                   (1,988)     (8,637)
                                                                                      --------    --------
Cash flows from financing activities:
        Proceeds from issuance of Common Stock                                             667         496
                                                                                      --------    --------
                                Net cash provided by financing activities                  667         496
                                                                                      --------    --------
        Foreign currency translation                                                        21        --
                                                                                      --------    --------

Net decrease in cash and cash equivalents                                               (6,756)     (5,330)
Cash and cash equivalents at beginning of period                                        23,523      27,210
                                                                                      --------    --------
Cash and cash equivalents at end of period                                            $ 16,767    $ 21,880
                                                                                      ========    ========

Supplemental disclosure of cash flow information:
        Income taxes paid                                                                 --      $    133
                                                                                      ========    ========

Supplemental disclosure of noncash investing activity:
        Common Stock used for purchase of Nucom                                           --      $  5,342
                                                                                      ========    ========

      The accompanying notes are an integral part of these consolidated financial statements.

                             NETWORK PERIPHERALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of June 30, 1997 and December 31, 1996, the results of its operations for the three and six month periods ended June 30, 1997 and 1996, and its cash flows for the six month periods ended June 30, 1997 and 1996. These financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

         Operating results for the three and six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or for any other future period.


2.       NET LOSS PER SHARE

         Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during these periods. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive. Net loss per share is computed using the weighted average number of common shares outstanding during the periods. Common stock equivalents have been excluded from the calculation of weighted average shares as a result of the operating losses in the six months ended June 30, 1997 and 1996.

3.      INVENTORIES

        The components of inventory consist of the following (in thousands):


                                        June 30,      December 31,
                                          1997           1996
                                         ------         ------

                       Raw materials     $3,916         $4,685
                       Work-in-process    3,204          2,600
                       Finished goods     1,115            943
                                         ------         ------
                                         $8,235         $8,228
                                         ======         ======

                            NETWORK PERIPHERALS INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont.


4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                 June 30,      December 31,
                                   1997           1996
                                 -------         -------

Computer and test equipment      $ 8,394         $ 7,271
Furniture and fixtures             1,005             817
Leasehold improvements               351             356
                                 -------         -------
                                   9,750           8,444
Less: accumulated depreciation    (5,822)         (4,869)
                                 -------         -------
                                 $ 3,928         $ 3,575
                                 =======         =======


5.       ACCRUED LIABILITIES

         The components of accrued liabilities consist of the following (in thousands):


                                  June 30,     December 31,
                                    1997           1996
                                   ------         ------

Salaries and benefits              $1,946         $2,699
Royalty                               749          1,154
Warranty                              594            717
Income taxes                          290          1,268
Holdback amount from acquisition      441          1,115
Payments received in advance           --            605
Other                               2,735          1,283
                                   ------         ------
                                   $6,755         $8,841
                                   ======         ======


6.       ACQUISITION OF NETVISION

         Effective April 29, 1997, the Company acquired NetVision Corporation (NetVision), a privately held company engaged in the development of very high bandwidth LAN switching and Gigabit Ethernet technologies. The transaction was accounted for using the purchase method at a cost of $6.5 million, including payments to NetVision stockholders, the assumption of certain liabilities, and transaction expenses. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair market values at the date of acquisition. The research and development in process represents the estimated current fair market value of specified technologies, which had not reached technological feasibility and had no future uses. The allocation of the purchase price is as follows in (thousands):


                Research and development, in process   $ 6,462
                Goodwill                                   200
                Assets                                      44
                Liabilities assumed                       (257)
                                                       -------
                                                       $ 6,449
                                                       =======

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

Net Sales
         Net sales for the three months ended June 30, 1997 were $10.6 million, as compared to $12.8 million for the three months ended June 30, 1996, a decrease of 17%. Net sales for the six months ended June 30, 1997 were $22.6 million, as compared to $22.9 million for the six months ended June 30, 1996, a decrease of 1%. The decreases in the three and six month periods reflected price reductions resulting from competitive pressures and a decline in shipments of the Company's FDDI adapters, offset in part by increased shipments of Fast Ethernet switching products. Net sales of Fast Ethernet products increased to 30% and 29% of total sales in the three and six month periods ended June 30, 1997, respectively, as compared to 17% and 11% in the comparable periods in 1996, respectively, reflecting increased demand for products based on Fast Ethernet technology. As a result of its declining sales in mature FDDI product lines, the Company does not expect growth in sales for future periods in 1997.

         Gross Profit/Margin Gross margin for the three months ended June 30, 1997 was 39%, as compared to 47% for the three months ended June 30, 1996. The decrease was attributed to price reductions, price credits associated with those price reductions, and non-recurring charges, including the write-off of excess FDDI inventory and the costs associated with the transfer of production of FDDI products from internal operations to an external turnkey-manufacturing partner. Gross margin for the six months ended June 30, 1997 was 44%, as compared to 43% for the six months ended June 30, 1996. Non-recurring charges and adjustments for excess inventory were primary contributors for the lower than historical gross margin for both six month periods in 1997 and 1996. Additionally, price reductions and credits also contributed to the low gross margin in the 1997 period. The Company does not believe the gross margin for the three and six month periods are indicative of future gross margins. The Company believes that gross margins will improve to historical levels to the extent the Company is able to increase sales of higher margin Fast Ethernet products and to minimize non-recurring charges. However, due to the Company's lack of experience with turnkey manufacturing, competitive price pressures, fluctuations in the cost of materials and components, product and channel mix, and other factors, the Company may be unable to improve gross margin.

Acquired Research and Development In-Process
         For  the  quarter  ended  June  30,  1997,   the  Company   incurred  a
non-recurring charge of $6.5 million for in-process research and development costs related to the acquisition of NetVision Corporation (refer to Note 6).

Research  and  Development
         Research and development expenses for the three months ended June 30, 1997 were $2.4 million, or 22% of net sales, as compared to $2.3 million, or 18% of net sales, for the corresponding period in 1996. For the six months ended June 30, 1997 and 1996, research and development expenses were $4.8 million, or 21% of sales, and $4.0 million, or 17% of sales, respectively. The expenses in the three and six month periods in 1997 are net of contract funding of $168,000 and $217,000, respectively. For the three and six month periods in 1996 contract funding was $121,000 and $271,000, respectively. The increase in expenditures in the three and six month periods reflected the addition of staff, facilities and equipment resulting from the acquisitions of NetVision and NuCom. The increase is also attributable to the development of new technologies, including Gigabit Ethernet, and the enhancement and expansion of existing technologies, including Ethernet switching and network management. The Company believes it is essential to continue this level of investment in research and development and expects the dollar level of spending will increase in the future periods of 1997.

Marketing and Selling
         Marketing and selling expenses for the three months ended June 30, 1997 were $4.0 million, or 37% of net sales, compared to $2.7 million, or 21% of net sales, for the corresponding period in 1996. For the six months ended June 30, 1997, and 1996, marketing and selling expenses were $7.8 million, or 35% of sales, and $4.7 million, or 21% of sales, respectively. The increase in expenditures in both three and six month periods reflected the addition of staff, facilities and equipment resulting from the acquisition of NuCom. Additionally, the Company continued to incur expenses pursuing its marketing strategy to penetrate the global markets and to establish brand name recognition. The cost of implementing this strategy included the addition of sales staff and related overhead costs, and the cost of advertising and promotional campaigns, and trade shows. The Company expects to realign its marketing resources and focus on increasing its OEM customer base. This renewed strategy is expected to decrease total expenditures for marketing and selling in future periods of 1997.

General and Administrative
         General and administrative expenses for the three months ended June 30, 1997 were $1.2 million, or 11% of net sales, compared to $951,000, or 7% of net sales, in the corresponding period in 1996. For the six months ended June 30, 1997 and 1996, general and administrative expenses were $2.5 million, or 11% of sales, and $1.5 million, or 7% of sales, respectively. The increase in expenditures reflected the addition of staff, facilities and equipment resulting from the acquisition of NuCom. Additionally, to enhance the Company's information system infrastructure to support future growth, the Company incurred costs associated with increased staffing, equipment and overhead. The Company expects the dollar level of general and administrative expenses to remain relatively unchanged in the future periods of 1997.

Interest Income
         Interest income for the three months ended June 30, 1997 was $369,000, compared to $374,000 in the corresponding period in 1996. For the six months ended June 30, 1997, and 1996, interest income was $783,000, and $929,000, respectively. The decrease was the result of reduced level of invested funds as a result of operating losses and the acquisitions of NetVision and NuCom.

Income  Taxes
         The Company recorded a tax benefit for the three months ended June 30, 1997 and for the six months ended June 30, 1997 and 1996 using an effective tax rate of 35%. In recording the benefit, the Company expects to carry-back its net operating loss to prior years. In the three months ended June 30, 1996, the Company recorded a tax provision using an effective tax rate of 35%, less than the statutory rate as a result of tax exempt interest income.

Liquidity and Capital Resources

         For the six months ended June 30, 1997, the Company recorded a net loss of $9.1 million, of which, $6.5 million was due to a non-recurring charge for in-process research and development purchased in connection with the acquisition of NetVision.

         Cash used in operating activities for the six months ended June 30, 1997 was $5.5 million, primarily due to the operating loss for the period of $4.2 million, net of the non-recurring charge for in process research and development of $6.5 million, and a decrease in accounts payable and accrued liabilities.

         Cash used in investing activities for the six months ended June 30, 1997 was $2.0 million, of which $6.5 million was attributed to the acquisition of NetVision, offset in part by the sale of short term investments of $6.0 million. The remainder of the cash was used for the purchase of equipment to enhance the information system infrastructure.

         Cash provided by financing activities for the six months ended June 30, 1997 was $667,000 resulting from the exercise of stock options.

         At June 30, 1997, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $33.1 million, and $10.0 million available for borrowing under the Company's line of credit. As of June 30, 1997, there were no borrowings outstanding under the Company's bank line of credit. The Company believes that its balance of cash, cash equivalents, short-term investments, and available borrowing capacity will be sufficient to meet the Company's capital and operating requirements for the foreseeable future.

Acquisition
         Effective April 29, 1997, the Company acquired NetVision Corporation. Refer to Note 6 of Notes to Consolidated Financial Statements.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The company held its annual meeting of stockholders on April 24, 1997.

         (b) The election of two Class III Directors for a term expiring in the year 2000 was voted at the meeting and there were 9,977,446 shares of Common Stock represented in person and by proxy. Glenn E. Penisten received 9,494,196 votes for, 0 votes against, and 483,250 votes abstained. Charles J. Hart received 9,484,167 votes for, 0 votes against, and 493,279 votes abstained. Broker non-votes were counted as abstentions. In addition to the foregoing, Pauline Lo Alker, Kenneth Levy, and William P. Tai will continue to serve until their successors have been elected and qualified. Effective May 12, 1997, Ann
                  S. Bowers resigned as a member of the Board of Directors and was replaced by Joe Marengi in July 1997.

         (c) On a proposal to ratify the Company's 1997 Stock Plan, 3,862,237 shares were voted for the proposal, 864,209 shares were voted against the proposal, and 55,888 shares abstained. Broker non-votes were counted as abstentions.

         (d) On a proposal to ratify the amendments to the Company's 1994 Outside Directors Stock Option Plan to I) change the formula for granting option, II) change the option vesting provisions applicable in the event of a change in control of the Company, and III) revise the requirements for stockholder approval of subsequent amendments to the plan, 8,193,739 shares were voted for the proposal, 771,862 shares were voted against the proposal, and 54,407 shares abstained. Broker non-votes were counted as abstentions.

         (e) On a proposal to ratify the appointment of Price Waterhouse as the Company's independent accountants, 9,874,151 shares were voted for the proposal, 94,991 shares were voted against the proposal, and 8,304 shares abstained. Broker non-votes were counted as abstentions.

Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits
                  --------

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

                  10.21(4)        Employment  agreement  dated January 1997 with
                                  Truman Cole
                  10.22(4)        Line of Credit  Agreement  with  Sumitomo Bank
                                  dated October 2, 1996
                  10.23(4)        Agreement  with Glenn  Peniston  dated May 15,
                                  1996
                  10.24           Salary continuation agreement dated April 1997
                                  with Charles Hart
                  10.25           Salary continuation agreement dated April 1997
                                  with Robert Hersh
                  10.26(6)        Purchase  Agreement among Network  Peripherals
                                  Inc.,  Network  Peripherals,  Ltd.,  NetVision
                                  Corporation,    and   the    shareholders   of
                                  NetVision, dated April 29, 1997.
                  10.27           1997 Stock Option Plan
                  10.28           Amended 1994 Outside Directors Option Plan
                  27              Financial Data Schedule


         (b)      Reports on Form 8-K
                  Current  Report on Form 8-K, dated May 14, 1997 reported under item 2., the Company's acquisition of NetVision Corporation.

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

                  (6) Incorporated by reference to the Registrants' report on form 8-K filed on May 14, 1997.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NETWORK PERIPHERALS INC.

Date:   August 14, 1997            By:    \s\  ROBERT HERSH
                                          -----------------
                                          Robert Hersh
                                          Vice President, Finance
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)

INDEX TO EXHIBITS

Exhibit
Number                       Description of Document
------                       -----------------------

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

10.21(4)          Employment agreement dated January 1997 with Truman Cole

10.22(4)          Line of Credit  Agreement  with Sumitomo Bank dated October 2,
                  1996

10.23(4)          Agreement with Glenn Peniston dated May 15, 1996

10.24             Salary  continuation  agreement  dated April 1997 with Charles
                  Hart

10.25             Salary  continuation  agreement  dated  April 1997 with Robert
                  Hersh

10.26(6) Purchase Agreement among Network Peripherals Inc., Network Peripherals, Ltd., NetVision Corporation, and the shareholders of NetVision, dated April 29, 1997.

10.27             1997 Stock Option Plan

10.28             Amended 1994 Outside Directors Option Plan

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

(5) Incorporated by reference to the Registrants' report on Form 8-K filed on March 31, 1996 (File No. 0-23970).

(6) Incorporated by reference to the corresponding exhibit in the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1996.