Form 10-Q
period 1997-09-30
NETWORK PERIPHERALS INC
filed 1997-11-14
CIK 922521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 1997

                                       or

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

                                  Yes _X_  No ___

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of October 31, 1997 was 12,213,497.

This quarterly report on Form 10-Q consists of 14 pages of which this is page 1. The Exhibit Index starts on page 13.

                            NETWORK PERIPHERALS INC.
                               INDEX TO FORM 10-Q
                              For the quarter ended
                               September 30, 1997

PART I. FINANCIAL INFORMATION

Item                                                                       Page
----                                                                       ----
1.      Financial Statements (unaudited):

        a.       Consolidated Balance Sheets - September 30, 1997
                 and December 31, 1996.                                     3

        b.       Consolidated Statements of Operations - Three
                 and Nine Months Ended September 30, 1997 and 1996          4

        c.       Consolidated Statements of Cash Flows -- Nine
                 Months Ended September 30, 1997 and 1996.                  5

        d.       Notes to Consolidated Financial Statements                 6-8

2.      Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               9-12

PART II. OTHER INFORMATION

6.      Exhibits and Reports on Form 8-K                                    13

        Signatures                                                          14

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                            NETWORK PERIPHERALS INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS - Unaudited
                 (in thousands, except share and per share data)

                                                                    September 30,  December 31,
                                                                        1997          1996
                                                                    ------------   ------------
ASSETS

Current assets:
     Cash and cash equivalents                                         $ 25,738    $ 23,523
     Short-term investments                                               7,000      22,350
     Accounts receivable, net of allowance for doubtful
       accounts and returns of $1,324 and $1,154, respectively            5,101       8,359
     Inventories                                                          1,548       8,228
     Deferred income taxes                                                2,271       2,271
     Prepaid expenses and other current assets                            2,872       1,843
                                                                       --------    --------
         Total current assets                                            44,530      66,574
Property and equipment, net                                               4,260       3,575
Deferred income taxes and other assets                                    1,155         443
Goodwill                                                                    185         842
                                                                       --------    --------
                                                                       $ 50,130    $ 71,434
                                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $  2,465    $  2,736
     Accrued liabilities                                                  7,807       8,841
                                                                       --------    --------
         Total current liabilities                                       10,272      11,577
                                                                       --------    --------

Stockholders' equity:
     Preferred Stock, $0.001 par value, 2,000,000 shares
         authorized; no shares issued or outstanding                        --          --
     Common Stock, $0.001 par value, 20,000,000
         shares authorized;  12,213,497 and 11,954,000,
         shares issued and outstanding, respectively                         12          12
     Additional paid-in capital                                          63,183      62,614
     Accumulated deficit                                                (23,337)     (2,769)
                                                                       --------    --------
         Total stockholders' equity                                      39,858      59,857
                                                                       --------    --------
                                                                       $ 50,130    $ 71,434
                                                                       ========    ========


 The accompanying notes are an integral part of these consolidated financial statements.

                                                      NETWORK PERIPHERALS INC.
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited
                                                (in thousands except per share data)


                                                                         Three Months Ended                 Nine Months Ended
                                                                           September 30,                      September 30,
                                                                  ------------------------------       ----------------------------
                                                                         1997            1996               1997            1996
                                                                  -------------   --------------       ------------    ------------

Net sales                                                            $  5,578          $ 14,098          $ 28,221          $ 37,001
Cost of sales                                                           9,286             7,402            21,869            20,393
                                                                     --------          --------          --------          --------
    Gross profit (loss)                                                (3,708)            6,696             6,352            16,608
                                                                     --------          --------          --------          --------
Operating expenses:
    Research and development                                            2,526             2,342             6,398             6,294
    Marketing and selling                                               3,212             3,102            11,051             7,835
    General and administrative                                            728               944             4,074             2,485
    Acquired research and development in
       process and product integration costs                             --                --               6,462            13,732
    Restructuring expense                                               3,662              --               3,662              --
                                                                     --------          --------          --------          --------
Total operating expenses                                               10,128             6,388            31,647            30,346
                                                                     --------          --------          --------          --------
Income (loss) from operations                                         (13,836)              308           (25,295)          (13,738)
Interest income                                                           418               424             1,201             1,353
                                                                     --------          --------          --------          --------
Income (loss) before income taxes                                     (13,418)              732           (24,094)          (12,385)
Provision for (benefit from) income taxes                              (1,912)              256            (3,526)              226
                                                                     --------          --------          --------          --------
Net income (loss)                                                    $(11,506)         $    476          $(20,568)         $(12,611)
                                                                     ========          ========          ========          ========
Net income (loss) per share                                          $  (0.94)         $   0.04          $  (1.69)         $  (1.08)
                                                                     ========          ========          ========          ========
Weighted average common shares
  and common equivalent shares                                         12,191            12,276            12,140            11,701
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

                            NETWORK PERIPHERALS INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited
                Increase (Decrease) in Cash and Cash Equivalents


                                                                         Nine Months Ended
                                                                           September 30,
                                                                    ---------------------------
                                                                          1997        1996
                                                                      ----------   ---------
    Cash flows from operating activities:
     Net loss                                                          $(20,568)   $(12,611)
     Adjustments to reconcile net loss to
        net cash from operating activities:
        Depreciation and amortization, net of disposals                    (491)      1,855
        Amortization of goodwill                                          1,340         959
        One-time charge for excess and obsolete inventory                 5,117         --
        Acquired research and development in process                      6,462      13,032
        Changes in assets and liabilities (net of effect of
        acquisitions)
            Accounts receivable                                           3,259      (3,005)
            Inventories                                                   1,563      (1,947)
            Prepaid expenses and other assets                            (2,181)        326
            Accounts payable                                               (271)      1,423
            Accrued liabilities                                          (1,291)      2,588
                                                                       ---------   --------
                 Net cash provided by (used in) operating activities     (7,061)      2,620
                                                                       ---------   --------
    Cash flows from investing activities:
     Cash paid for acquisition, net of cash acquired                     (6,449)    (10,401)
     Sale (purchase) of short-term investments                           15,350     (14,099)
     Purchases of property and equipment                                   (194)     (2,028)
                                                                       ---------   --------
                 Net cash provided by (used in) investing activities      8,707     (26,528)
                                                                       ---------   --------
    Cash flows from financing activities:
     Proceeds from issuance of Common Stock                                 729         557
                                                                       ---------   --------
                 Net cash provided by financing activities                  729         557
                                                                       ---------   --------
     Foreign currency translation                                          (160)        --
                                                                       ---------   --------

   Net increase (decrease) in cash and cash equivalents                   2,215     (23,351)
   Cash and cash equivalents at beginning of period                      23,523      27,210
                                                                       ---------   --------
   Cash and cash equivalents at end of period                          $ 25,738    $  3,859
                                                                       =========   ========
   Supplemental disclosure of cash flow information:
     Income taxes paid                                                       87         --
                                                                       =========   ========
   Supplemental disclosure of noncash investing activity:
     Common Stock used for purchase of Nucom                                --     $  5,342
                                                                       =========   ========

   The accompanying notes are an integral part of these consolidated financial statements

                                       5

                            NETWORK PERIPHERALS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of September 30, 1997 and December 31, 1996, the results of its operations for the three and nine month periods ended September 30, 1997 and 1996, and its cash flows for the nine month periods ended September 30, 1997 and 1996. These financial statements should be read in conjunction with the audited financial statements of the Company as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

         Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or for any other future period.

2.       NET LOSS PER SHARE

         Net income per share is computed using the weighted average number of common and common equivalent shares outstanding during these periods. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares from stock options are excluded from the computation if their effect is antidilutive. Net loss per share is computed using the weighted average number of common shares outstanding during the periods. Common stock equivalents have been excluded from the calculation of weighted average shares as a result of the operating losses in the three months ended September 30, 1997 and the nine months ended September 30, 1997 and 1996.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). This statement is effective for the Company's quarter ending December 31, 1997. The Statement redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share, and fully diluted earnings per share is replaced by diluted earnings per share.

         The unaudited pro forma basic and diluted earnings per share is computed in accordance with FAS 128 for the three and nine month periods ended
September 30, 1997 and 1996 are as follows:

                                                   Three months ended               Nine months ended
                                                      September 30,                   September 30,
                                               --------------- ------------    -------------- --------------
                                                    1997          1996             1997           1996
                                               --------------- ------------    -------------- --------------
Basic earnings (loss) per share                  ($0.94)         $0.04           ($1.69)         ($1.08)
Diluted earnings (loss) per share                ($0.94)         $0.04           ($1.69)         ($1.08)


                            NETWORK PERIPHERALS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont.

3.       INVENTORIES

         The components of inventory consist of the following (in thousands):

                                           September 30,          December 31,
                                               1997                  1996
                                           --------------        --------------

Raw materials                              $         541        $        4,685
Work-in-process                                      570                 2,600
Finished goods                                       437                   943
                                           --------------        --------------
                                           $       1,548                 8,228
                                           ==============        ==============

4.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following (in thousands):

                                           September 30,          December 31,
                                               1997                  1996
                                           --------------        --------------
Computer and test equipment                $       6,976         $       7,271
Furniture and fixtures                               954                   817
Leasehold improvements                               453                   356
                                           --------------        --------------
                                                   8,383                 8,444
Less: accumulated depreciation                    (4,123)               (4,869)
                                           --------------        --------------
                                           $       4,260         $       3,575
                                           ==============        ==============


5.        ACCRUED LIABILITIES

         The components of accrued liabilities consist of the following (in thousands):

                                            September 30,        December 31,
                                               1997                  1996
                                           --------------        --------------
Salaries and benefits                      $        1,539        $        2,699
Royalty                                               746                 1,154
Warranty                                              598                   717
Income taxes                                            -                 1,268
Holdback amount from acquisition                        -                 1,115
Short-term payable                                    295                     -
Customer deposits                                       -                   605
Restructuring expense                               2,600                     -
Other                                               2,029                 1,283
                                           --------------        --------------
                                           $        7,807        $        8,841
                                           ==============        ==============

6.       ACQUISITION OF NETVISION

         Effective April 29, 1997, the Company acquired NetVision Corporation (NetVision), a privately held company engaged in the development of very high bandwidth LAN switching and Gigabit Ethernet technologies. The transaction was accounted for using the purchase method at a cost of $6.5 million, including

                            NETWORK PERIPHERALS INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont.

payments to NetVision stockholders, the assumption of certain liabilities, and transaction expenses. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair market values at the date of acquisition. The research and development in process represented the estimated current fair market value of specified technologies, which had not reached technological feasibility and had no future uses. The allocation of the purchase price was as follows (in thousands):

         Research and development, in process                 $  6,462
         Goodwill                                                  200
         Assets                                                     44
         Liabilities assumed                                      (257)
                                                              --------
                                                              $  6,449
                                                              ========


7.       PROVISION FOR RESTRUCTURING

         In the  third  quarter  of 1997,  the  Company  announced  and began to
implement  a   restructuring   plan  aimed  at  reducing   costs  and  restoring
profitability  to  the  Company's   operations.   The  restructuring   plan  was
necessitated  by decreased  demand for the Company's  products and the Company's adoption of a new strategic direction. These actions resulted in a net charge of
$3.7 million. The restructuring actions consist of terminating approximately 25%
of the workforce,  or approximately 50 employees,  canceling  facility and sales office  leases as a result of those  employee  terminations,  and  write-off  of
excess   manufacturing   equipment  and  goodwill  as  a  result  of  downsizing
operations.  The Company expects most of the contemplated  restructuring actions will be  completed  within  the next six  months  and will be  financed  through current working capital.  The following table depicts the restructuring  accrual activity from July 1, 1997 to September 30, 1997: (in thousands)

                             Write-off of    Reduction in     Closure of        Excess           Other
                               Goodwill       Work Force      Facilities      Equipment      Restructuring
                             -------------- ---------------- -------------- --------------- -----------------
Reserve provided in third
   quarter of 1997              $962            $500             $200          $1,500            $500
Reserve utilized in third
   quarter of 1997              $962            $ --             $100          $   --            $ --
Reserve balance at
   September 30, 1997           $ --            $500             $100          $1,500            $500

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The forward-looking statements included in the succeeding paragraphs are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The future events described in such statements involve risks and uncertainties, including:
o    the timely development and market acceptance of new products;
o the market demand by customers for the Company's existing products, including demand by OEM customers for custom products, and the distribution channels through which such demand is satisfied;
o competitive actions, including pricing actions and the introduction of new competitive products, that may affect the volume of sales of the Company's products;
o uninterrupted supply of key components, including semiconductor devices and other materials, some of which are sourced from a single supplier;
o    uninterrupted service by subcontractors;
o    the cost of materials and components, and subcontractor services;
o the ability of the Company to recruit, train and retain key personnel, including engineers and other technical professionals;
o the development of new technologies rendering existing technologies and products obsolete; and general market conditions.
In evaluating these forward-looking statements, consideration should also be given to the Business Risks discussed below in this interim report.

Net Sales
         Net sales for the three months ended September 30, 1997 ("third quarter of 1997") were $5.6 million, as compared to $14.1 million for the three months ended September 30, 1996 ("comparative quarter"), a decrease of 60%. Net sales for the nine months ended September 30, 1997 ("nine months of 1997") were $28.2 million, as compared to $37.0 million for the nine months ended September 30, 1996 ("comparative nine months"), a decrease of 24%. The decrease in the three and nine month periods reflected price reductions, primarily resulting from competitive pressures in the distribution channel, and reduced unit shipments to OEM customers. For the third quarter and nine months of 1997, sales to the distribution channel represented 34% and 37% of net sales, respectively, as compared to 53% and 41% in the comparative periods, respectively.

         Net sales of Fast Ethernet products decreased by 34%, to $2.2 million, in the third quarter of 1997 from the comparative quarter, but unit shipments increased by 32% in the same period, reflecting competitive price pressures, partially offset by continual demand. For the nine months of 1997, Fast Ethernet sales increased by 54% and unit shipments increased by 132%. This increase was attributed to the Fast Ethernet product line not reaching volume shipments until the second quarter of 1996. Net sales of FDDI products decreased by 70% and 40% in the third quarter and nine months of 1997 from the comparative periods as the product line reached its maturity stage. As a result of its maturing FDDI product line and assuming continuing price pressures, the Company does not expect significant growth in sales in the next several quarters.

Gross Profit/Margin

         Gross margin for the third quarter of 1997 was negative 66%, which included a $5.1 million charge to reserve against slow moving and obsolete inventory. Excluding the inventory reserve charge, gross margins for the third quarter and nine months of 1997 were 25% and 41%, respectively, as compared to 47% and 45%, respectively, in the comparative periods. The decrease for the third quarter of 1997 was attributable primarily to price reductions and price credits associated with those price reductions. The costs associated with the transfer of production of FDDI products from internal operations to an external turnkey-manufacturing partner and write-off of excess FDDI products were primary contributors to the lower than historical gross margin in the nine months of 1997. The Company does not believe the gross margin for the three and nine month periods are indicative of future gross margins and expects that gross margin will improve in the long term. However, due to the Company's lack of experience with turnkey manufacturing, competitive price pressures, fluctuations in the cost of materials and components, product and channel mix, and other factors, the gross margin may be adversely affected.

Research and Development In-Process
         For quarter ended June 30, 1997, the Company recorded a non-recurring charge of $6.5 million for in-process research and development costs related to the acquisition of NetVision Corporation (refer to Note 6).

Research and Development
         Research and development expenses for the third quarter of 1997 were $2.5 million, or 45% of net sales, and $2.3 million, or 17% of net sales, for the comparative quarter. The expense in the 1996 period was net of contract funding of $108,000. For the nine months of 1997, research and development expense was $6.4 million, or 23% of net sales, as compared to $6.3 million, or 10% of net sales, in the comparative nine months. The expenses in the nine month periods of 1997 and 1996 were net of contract funding of $217,000 and $379,000, respectively. The increase in research and development expenses for the three and nine month periods as a percentage of net sales reflected the low level of shipments in 1997. The increase in expenditures in dollars in the three and nine month periods reflected the addition of staff, facilities and equipment resulting from the acquisitions of NetVision and NuCom, respectively. The increase is also attributable to the development of new technologies, including Gigabit, and the enhancement and expansion of existing technologies, including Ethernet switching and network management, from desktop switching and collapsed backbone to wiring closets and campus data centers. The Company believes it is essential to continue this level of investment in research and development and expects the dollar level of spending to increase in the next several quarters.

Marketing and Selling
         Marketing and selling expenses for the third quarter of 1997 were $3.2 million, or 58% of net sales, compared to $3.1 million, or 22% of net sales, for the comparative quarter. For the nine months of 1997, marketing and selling expenses were $11.1 million, or 40% of net sales, as compared to $7.8 million, or 21% of net sales, in comparative nine months. The increase in expenditures in nine month period reflected the addition of staff, facilities and equipment resulting from the acquisition of NuCom. Additionally, during the first half of 1997, the Company continued to incur expenses pursuing its marketing strategy to penetrate the global markets and to establish brand name recognition. The Company expects to realign its marketing resources to focus on increasing the OEM customer base. This strategy is expected to decrease the expenditures for marketing and selling in the next several quarters.

General and Administrative
         General and administrative expenses for the three months of 1997 were $728,000, or 13% of net sales, compared to $944,000, or 7% of net sales, in the comparative quarter. For the nine months of 1997, general and administrative expenses were $4.1 million, or 14% of net sales as compared to $2.5 million, or 7% of sales, in the comparative nine months. To enhance the Company's information system infrastructure to support future growth, the Company incurred costs associated with increased staffing, equipment, consulting and overhead. The Company expects the dollar level of general and administrative expenses to remain relatively unchanged in the next several quarters.

Restructuring
         For the quarter ended September 30, 1997, the Company incurred a one-time charge of $3.7 million to restructure its operations.(Refer to Note 7).

Interest Income
         Interest income for the third quarter 1997 was $418,000, compared to $424,000 in the corresponding period in 1996. For the nine months of 1997 and 1996, interest income was $1.2 million and $1.4 million, respectively. The decrease was the result of reduced level of invested funds as a result of the acquisition of NuCom and NetVision, offset in part by higher returns on investments.

Income Taxes
         The Company recorded a tax benefit, using an effective tax rate of 35% for the three and nine months ended September 30, 1997 and 1996. In recording the benefit, the Company expects to carry-forward its net operating loss to prior years.

Liquidity and Capital Resources

         For the nine months of 1997, the Company recorded a net loss of $20.6 million. The loss included third quarter charges of $3.7 million associated with the restructuring of the Company's operations and $5.1 million to reserve for excess and obsolete inventory. Additionally, in the quarter ended June 30, 1997, the Company recorded a $6.5 million non-recurring charge for in-process research and development purchased in connection with the acquisition of NetVision.

         Cash used in operating activities for the nine months of 1997 was $7.1 million, primarily due to the operating loss, increase in prepaid expenses and decrease in accrued liabilities, offset in part by decreases in trade receivables and net inventory.

         Cash provided by investing activities for the nine months of 1997 was $8.7 million, primarily due to the sale of short-term securities, offset in part by $6.5 million used in acquisition of NetVision.

         Cash provided by financing activities for the nine months of 1997 was $729,000 and resulted from the exercise of stock options and employee stock purchase.

         At September 30, 1997, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $32.7 million and $10.0 million available for borrowing under the Company's line of credit. As of September 30, 1997, there were no borrowings outstanding under the Company's bank line of credit. The Company believes that its balance of cash, cash equivalents and short-term investments and available borrowing capacity will be sufficient to meet the Company's capital and operating requirements for the foreseeable future.

Acquisition
         Effective April 29, 1997, the Company acquired NetVision Corporation. Refer to Note 6 of Notes to Condensed Consolidated Financial Statements.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


                  (a) Exhibits         Description of Document
                      --------         -----------------------

                       27            Financial Data Schedule.



                  (b) Reports on Form 8-K
                      -------------------

                      None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NETWORK PERIPHERALS INC.

Date:   November 14, 1997            By:    \s\  ROBERT HERSH
                                            -----------------
                                            Robert Hersh
                                            Vice President, Finance
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)