Form 10-K
period 1997-12-31
NETWORK PERIPHERALS INC
filed 1998-03-31
CIK 922521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                                 Title of class
                                  Common Stock

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1998 was $94,251,917 based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

The number of shares of the Registrant's Common Stock outstanding as of March 18, 1998 was 12,260,412.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its annual meeting of stockholders to be held on May 26, 1998 are incorporated by reference into Part III of this Annual Report on Form 10-K.


                            NETWORK PERIPHERALS INC.

                                    FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                                  Page
ITEM 1.     Business ...............................................................      3

ITEM 2.     Properties .............................................................     10

ITEM 3.     Legal Proceedings ......................................................     10

ITEM 4.     Submission of Matters to a Vote of Security Holders ....................     10

PART II

ITEM 5.     Market for the Registrant's Common Stock and Related Stockholder Matters     11

ITEM 6.     Selected Financial Data ................................................     12

ITEM 7.     Management's Discussion and Analysis of Financial Condition and
                   Results of Operations ...........................................     13

ITEM 8.     Financial Statements and Supplementary Data ............................     17

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure ............................................     33


PART III

ITEM 10.    Directors and Executive Officers of the Registrant .....................     34

ITEM 11.    Executive Compensation .................................................     34

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management .........     34

ITEM 13.    Certain Relationships and Related Transactions .........................     34


PART IV

ITEM 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K ........     35


            Signatures .............................................................     37

            Supplemental Schedule ..................................................     38

                                       2

                                     PART I

ITEM 1.  BUSINESS

Network Peripherals Inc. (the "Company") was incorporated in California in March 1989 and reincorporated in Delaware in June 1994. The Company's principal offices are located at 1371 McCarthy Boulevard, Milpitas, California 95035, and its telephone number is (408) 321-7300.


BUSINESS

The Company designs, manufactures, markets and supports a full range of high performance FDDI, 10/100 and Gigabit Ethernet switching solutions for workgroups, wiring closets and network backbones. These solutions are designed to enhance the bandwidth and performance of client/server networks, embrace all popular high-speed technologies and preserve the end-user's existing Ethernet investments.

The Company introduced its first FDDI network adapter products in 1990 and has established a leading share of the installed FDDI adapter market. The Company introduced its first FDDI concentrator product in 1991 and began commercial shipments of its first FDDI LAN (local area network) switching product, the EIFO series, in the first quarter of 1994. In 1995, the Company announced its Fast Ethernet product line and made initial shipments of its Fast Ethernet LAN switching products in early 1996. In 1997, the Company introduced a number of new products, including switches designed to interconnect workgroups to enterprise backbone networks, switches with 10/100 auto-sensing features, and standard and custom OEM adapters based on the PCI bus architecture.

In March 1996, the Company acquired NuCom Systems, Inc. ("NuCom"), a Taiwan-based networking company focused on Fast Ethernet switching products. This acquisition enabled the Company to introduce a number of new Fast Ethernet products during that year. A majority of the Company's current Fast Ethernet product offerings are based on the switch architecture developed by the research and development activities in Taiwan.

In April 1997, the Company acquired NetVision Corporation ("NetVision"), a privately held company located in Long Island, New York. NetVision specialized in the development of very high bandwidth LAN switching and Gigabit Ethernet technologies. This acquisition positioned the Company to develop its next generation of Ethernet switching products to be introduced in 1998.

The Company markets its products worldwide through OEMs, distributors, VARs and system integrators.


PRODUCTS

The Company's current line of products consists of a range of Fast Ethernet and FDDI LAN switches and hubs, FDDI to Fast Ethernet bridges, FDDI Network Interface Cards, and network management software. Most of these products are based on core technology and proprietary ASIC components designed by the Company. The products are offered in a variety of models, configurations and forms.

The information in the following paragraphs contains forward looking statements describing new products that are expected to be available for shipment to the Company's customers during 1998. The successful completion and shipment of these products is subject to a number of uncertainties, including verification testing to confirm that the products meet the Company's standards for quality, reliability and interoperability; availability of components; pricing actions by competitors that may render it unprofitable to introduce the products; market acceptance of the products; and the emergence or broad acceptance of new technologies that may render the products obsolete.

Recently,  the Company re-aligned its products and operations into three groups:
NuSwitch, NuWave and NuCleus, each with its own charter to develop, engineer and market new and existing products. The NuSwitch group is focused primarily on FDDI LAN switching products and FDDI network adapter products currently being sold to OEM customers and a broad line of Fast Ethernet products sold principally through distribution channels. The NuWave group intends to introduce new Fast Ethernet and Gigabit Ethernet solutions aimed at the small-to-medium enterprise (SME) market in 1998. The NuCleus group focuses on low cost 10/100 Mbps Ethernet switches and hubs in motherboard form.

NuSwitch Product Line

Network Adapter Products

The Company's line of FDDI network adapters, NuCard, connects high-performance servers or desktop computers directly to 100 Mbps FDDI networks. The Company has been a leading supplier of certified FDDI adapters since shipment commenced in 1990. NuCard adapters support both fiber and unshielded twisted pair (UTP) copper wiring and are available for popular platform bus architectures including SBus and PCI. Customized versions have been developed for resale under OEM arrangements with Sun Microsystems and Network Associates. The adapters and software developed for Sun Microsystems are based on the Company's standard SBus architecture and PCI architecture. They support Sun Microsystems' SPARC and UltraSPARC work station and server product lines, including their current lines of PCI based workstations. The Network Associates product is a customized version of the Company's PCI adapter with enhanced features for use with the Network Associates Sniffer Network Analyzer.

The Company's NuCard adapters incorporate software drivers for leading network operating systems including Novell NetWare, Microsoft NT, and Sun Microsystems' Solaris. The Company provides a standard set of diagnostics, connection management (CMT) and station management (SMT) software tools. CMT software continuously monitors network connections for bit errors and network faults, while SMT software provides network management and gathering of network performance statistics.


LAN Switching Products

LAN Switches. In 1997, the Company added a number of new Fast Ethernet LAN switching products to its NuSwitch product line that offer solutions ranging from desktop to backbone connectivity, including the FE-208, a series of Fast Ethernet switches with 10/100Mbps auto-sensing capability, and the FE-224, a recipient of the "iAward" from Informationweek magazine. The Company also introduced two new high-density fiber-switching solutions, the DS12 and the DS12TF in 1997. These two products are 10/100Mbps auto-sensing, 12-port switches, with optional connections to either fiber or UTP. They are designed to satisfy the requirements of mission critical networks running high-demand applications in campus environments. The Company believes that they are the first Fast Ethernet backbone switches with features and performance previously found primarily in high-end, chassis-based switches.

LAN Hubs.  The Company's  NuHub  includes  three LAN switching  hubs designed to expand the network of the 100Base-TX users. The FE-5208 provides eight 100Base-TX Class II Fast Ethernet ports, each capable of half- or full-duplex transmission. Each connected workstation can have access to all connected file servers over the high-speed connection without changes to the desktop network. The NuHub LAN switching hubs have the same form factor and management software as the NuSwitch switching products, providing a convenient single-vendor 100Mbps connectivity solution. The FE-5516 and the FE-5216 are stackable sixteen
100Base-TX Class II Fast Ethernet port hubs that provide true network scalability. The FE-5516 is stackable up to eight units within one repeater count, expanding the network up to 128 high-speed shared connections. The FE-5216 provides scaleable expansion with the ability to stack up to five units without incrementing the repeater count. To expand further, two stacks of FE-5216 can be cascaded together through an uplink connector, the NuLink, which allows the network to expand up to 158 ports.

The Company also designs and manufactures a custom FDDI concentrator module for Newbridge Networks. This product, available in a number of different configurations, is designed to be integrated in Newbridge Networks' Access/One enterprise hub.

LAN Network Management Software. The Company believes that network management software is an important tool for network administrators who need to manage, maintain and control the operation of client/server remotely. The Company provides standards-based network management software in all of its managed products. The Company's LAN switching products come standard with SNMP and RMON software that allows its switches to be configured and monitored from a management station. In 1997, the Company introduced a major revision of its NuSight SNMP management platform, which now provides RMON Manager tools for network diagnostics and performance monitoring. NuSight 2.0 provides a graphical view of the switching product to enable the network administrator to manage network connections and configuration, gather statistics to monitor network traffic and plan for future growth. It operates in a Microsoft Windows environment, including Windows 95, Windows NT Workstation 4.0 and Windows NT Server 4.0. In addition to the NuSight 2.0, the Company introduced new management features across all its switches and hubs that enable the devices to be managed via a standard web browser.

The Company  intends to introduce a number of new products in 1998,  including a
Fast  Ethernet  to  FDDI  bridge,   other  variations  of  high-density   10/100
auto-sensing switches, and Gigabit Ethernet solutions.

NuCleus Product Line

The NuCleus products provide a full range of wire-speed 10/100 auto-sensing switching and repeater hub motherboards, in 2,4,8 and 12 port configurations, based on the Company's third generation NuCleus ASIC chipsets. These board-level switches and hubs are designed to enable OEM customers to differentiate their products with the Company's high performance technologies and to shorten their development cycles to increase time to market. These products commenced volume shipment in early 1998.

NuWave Product Line

NuWave is an innovative line of Ethernet, Fast Ethernet, and Gigabit Ethernet solutions being designed for the SME market based on technology and ASICs developed primarily by the Company. The introduction of the NuWave family of products is scheduled for mid-1998, with shipment expected to commence by the fourth quarter of the same year.

The NuWave product family is expected to consist of very high bandwidth switching platforms in flexible, "building block" form that offer high-density switched/hub ports that are stackable and scalable in performance and configurations for networks up to 1,500 nodes with complex and stringent network requirements. Networks of this scale require reliability, scalability and flexibility since as many as 30% of their nodes move or change annually. Thus, the devices themselves need to be intelligent, fault-tolerant and flexible in their configurations while being affordable and simple to use.

The NuWave family of 10/100 and Gigabit Ethernet switching solutions is being designed with a 64-Gbps switching fabric to deliver wire-speed Layer 2 and Layer 3 (IP/IPX) switching for 10/100/1000 Mbps Ethernet networks in a scaleable and non-blocking stackable form factor. The new platform is designed to accommodate options such as high-speed LAN/WAN uplinks, advanced web-based management functions, with intuitive, policy-based network management software, redundant power supplies and flexible media connections -- capabilities that are found currently only in expensive, large-scale enterprise systems.

The NuWave switching family, with a very high bandwidth architecture and flexible configuration plus a comprehensive collection of advanced switching and network management functionalities, offers networking and system OEM customers a next generation switching platform. The Company plans to utilize the NuWave product line to penetrate the rapidly emerging Gigabit and stackable Layer 2/3 10/100 Ethernet switching market in 1998.


MARKETING, SALES AND SUPPORT

The Company sells its product worldwide through OEMs, VARs, distributors and system integrators. As of December 31, 1997, the Company employed 36 full-time technically trained marketing, sales and support personnel located in the United States, the Netherlands, Singapore, Japan and Taiwan. These personnel, in addition to traditional marketing and sales functions, are responsible for developing relationships with major end-user accounts and with network operating system software leaders such as Novell, Sun Microsystems and Microsoft. The Company believes that such relationships are crucial to early development and deployment of optimal solutions for network applications.

The majority of the Company's historical and current sales are to OEM customers with the balance of the sales to distributors and VARs. While the Company does not generally obtain long-term purchase commitments from its OEM customers, it does customarily enter into contracts with OEM customers to establish the terms and conditions of sales made pursuant to orders from OEMs. The Company's standard products are distributed globally through the reseller channels in North America, Asia and Europe.

In addition to North America, the Company's products are currently distributed internationally, primarily in Europe and Asia. The Company has sales offices in the Netherlands, Taiwan and Singapore. Sales to customers outside of North America represented 26% of the Company's net sales in 1997. The geographic regions with the major portions of export sales in 1997, and the approximate respective percentages represented by each, were Europe, 11% and Asia, 15%. All payments for sales outside the United States are made in U.S. dollars.

Sun Microsystems accounted for 39% of net sales in 1997. In the past, the Company has experienced fluctuations in the volume of activity with individual OEM customers and distributors as well as changes in its OEM customer and distributor base, and it expects such fluctuations and changes to continue in the future. The loss of a major customer, reductions of a major order or delay in a major shipment could adversely affect the Company's business and financial performance.

OEM customers typically provide the Company with a rolling forecast placed two to three months in advance of shipment, while resellers typically provide the Company with orders placed 30 days or less in advance of shipment. However, due to order cancellations and order changes and depending on the mix between OEM and reseller orders and the ability or resources of the Company to meet demand schedules, the Company's backlog may or may not be indicative of revenue in the future periods.

The information in the following paragraph contains forward looking statements describing the Company's sales and marketing strategy. There are a number of uncertainties that could affect the success of the plan including the timely availability of new products by the Company, reliability, price and performance characteristics of the components, new and existing products, the introduction of similar products by competitors, pricing actions by competitors and the inability of the Company to recruit and retain required sales and marketing staff with the needed skills.

Beginning 1998, the Company's sales and marketing strategy for its Ethernet products will emphasize developing an OEM customer base, a potentially lucrative market, with a lower level of support expense. The Company will continue its commitment to support its existing base of resellers and seek new opportunities in its reseller channels.


RESEARCH AND DEVELOPMENT

The information in this section contains forward-looking statements describing the Company's product development plans for 1998 and beyond. The successful development and introduction of new products is subject to a number of uncertainties, including the ability of the organization to recruit, train and retain adequate numbers of professional engineers, successful design of proprietary application specific integrated circuits and computer software, design, development and verification testing to confirm that the products meet the Company's standards for quality, reliability and interoperability, availability of components, pricing actions by competitors that may render it unprofitable to introduce the products, unanticipated technical obstacles or delays, and the emergence or wide acceptance of new technologies that could render the products obsolete.

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

Network Bandwidth Switching. The majority of the Company's research and development efforts are currently focused on developing its NuWave family of products. The Company is designing numerous high-density ASICs that provide the architectural platform with a 64 Gbps switching fabric for Gigabit and stackable Layer 2 and 3 (IP/IPX) 10/100 Ethernet switches. Through its acquisition of NetVision Corporation in April 1997, the Company obtained a team of technologists experienced in very high bandwidth switching architecture, specifically in Gigabit Ethernet technology. Another focus of the Company's research and development efforts is an ASICs chipset for a series of very low cost, wire-speed, 10/100, dual speed Ethernet switches and hubs in motherboard form. The Company has also implemented its Distributed Memory Switching Architecture and ASIC expertise in products based on both FDDI and Fast Ethernet. Semiconductor foundries such as LSI Logic, TSMC, MMC and ATMEL manufacture the Company's ASIC components.

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

As of December 31, 1997, the Company employed 62 personnel in research and development. Key members of the Company's research and development team have been active members of the various network standard committees since 1987, before the Company was founded. The Company is a charter member of the Advanced Network Test Center (ANTC), an FDDI interoperability certification center, is a member of the ANSI FDDI Standards Committee, is a member of the Gigabit Ethernet Alliance and is a principal member of the ATM Forum.

The Company has developed products designed for integration in the proprietary systems of major networking companies including Sun Microsystems, Newbridge Networks, NetFRAME, NCR, and Network Associates. The Company believes that its relationships with these network technology leaders establish credibility with end-user customers who demand interoperability of their networking devices. The Company has active development relationships with Novell, Microsoft and Sun Microsystems for advanced products for NetWare, Windows NT and Solaris, respectively.


COMPETITION

The Company believes that the principal competitive factors in the networking market include the completeness of product offerings, product quality, price and performance, adherence to industry standards, the degree of interoperability with other networking equipment and time to market for new products.

The computer networking industry is intensely competitive and is significantly affected by product introductions and market activities of industry participants. A number of competitors offer products which compete, both in price and functionality, favorably with one or more of the Company's products. Many of the Company's current and potential competitors have significantly broader product offerings and greater financial, technical, marketing and other resources and larger installed bases than the Company. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially adversely affect the Company's business, operating results and financial condition. The Company's FDDI network adapters compete on a product-by-product basis with products offered primarily from Interphase, SysKonnect, Digital Equipment Corporation and 3Com. The Company's client/server switching solutions compete with products offered by Cisco, 3Com, Bay Networks and Cabletron and others. A number of companies developing similar technologies have been acquired by the Company's larger competitors. These acquisitions are likely to permit the Company's competitors to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing products to their installed bases. The Company expects that competition will increase as a result of these and other industry consolidations and alliances. These competitive pressures could adversely affect the Company's business and operating results.


MANUFACTURING

Effective mid-1997, the Company partnered with an established turnkey manufacturer in the Silicon Valley to procure material, assemble, test, package and ship the Company's products. The manufacturer is ISO certified and is highly experienced in manufacturing for other certain Fortune 500 high technology companies. The Company has ascertained that the manufacturer has the capacity, quality standards and financial capital to meet the Company's manufacturing needs. By partnering with a turnkey manufacturer, the Company has reduced its manufacturing costs and avoided significant capital investment, allowing the Company to concentrate its resources on product design and development. The Company qualifies its turnkey manufacturers using a selection program that assesses a potential subcontractor's capacity, quality standards and manufacturing process. The Company also has an in-house manufacturing team of 26 full time personnel in Taiwan, which manufactures most of its Fast Ethernet products. This team is experienced in advanced manufacturing and test engineering in ongoing reliability/quality assurance. The Company is ISO 9001 certified.

The Company's strategy to have certain of its products produced by a turnkey manufacturer involves certain risks including the absence of adequate capacity, the unavailability of or interruptions in access to certain process technologies and reduced control over delivery schedules, manufacturing yields, quality and costs. In the event that any significant subcontractor was to become unable or unwilling to continue to manufacture and/or test the Company's products in required volumes, the Company would have to identify and qualify acceptable replacements. This process of qualifying manufacturing subcontractors and other suppliers could be lengthy, and no assurances can be given that any additional sources would become available to the Company on a timely basis. In addition, certain key components used in the Company's products, such as microprocessors, ASICs, communications controller chips, FDDI and Ethernet media interface components and power supplies, are currently available only from single sources or limited sources. The Company has also developed proprietary ASICs used in its LAN switching products and in other products, each of which is currently being supplied by a single foundry. While the Company believes it would be able to obtain alternative sources of supply for the ASICs at its election, any future difficulty in obtaining any of these key components or ASICs could result in delays or reductions in product shipments which, in turn, could have a material adverse effect on the Company's results of operations.


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


EXECUTIVE OFFICERS*

The executive officers of the Company and their ages are as follows:

Name                         Age           Position
----                        -----          --------
Pauline Lo Alker            55             President,  Chief Executive Officer, and Director
Robert Hersh                44             Vice  President  of  Operations  and  Chief   Financial
                                           Officer
Fred Kiremidjian            50             Senior Vice President - NuWave Group
James Sullivan              45             Vice President - NuSwitch Group
Oliver Szu                  41             Vice President - NuCleus Group

Mrs. Alker has served as the President, Chief Executive Officer and a Director of the Company since January 1991. Prior to joining the Company, she served as President of the Network Computers Division and President of Sales and Marketing of Acer North American Operations from October 1987 to September 1990. Prior to Acer, Mrs. Alker co-founded Counterpoint Computers, Inc., a manufacturer of modular, multiprocessor UNIX systems, where she served as Chairman, President and Chief Executive Officer until it was acquired by Acer. Prior to Counterpoint Computers, Mrs. Alker held various marketing and engineering management positions with Intel and with Four Phase Systems and Amdahl Corporation, all of which are computer systems manufacturers. From 1980 to 1984, Mrs. Alker was Vice President of Marketing and subsequently Vice President and General Manager at Convergent Technologies, Inc., a workstation manufacturer. Ms. Alker has announced her intention to retire from her position as President, Chief Executive Officer and Director of the Company in 1998 after a successor has been selected.

Mr. Hersh has served as an executive officer since joining the Company in March 1997. Prior to joining the Company, he served as the Chief Financial Officer and Vice President of Finance, of SEEQ Technology, Inc., a designer and manufacturer of integrated circuits from October 1995 to February 1997. Prior to joining SEEQ, he had held executive officer and management positions with Alps Electric
(USA), Inc., Widcom, Inc., and UNISYS Corporation, all technology companies.

Mr. Kiremidjian has served as an executive officer since joining the Company in July 1996. Prior to joining the Company, he served as the Vice President and General Manager of Personal Products Business Unit of Xerox Corporation from October 1995 to June 1996. He has directed research and development, engineering and manufacturing operations efforts for leading Silicon Valley companies such as Acer, Convergent Technologies, Counterpoint Computers, and Fairchild Semiconductor Corp.

Mr. Sullivan has served as an executive officer since joining the Company in July 1997. Prior to joining the Company, he was with Novell, Inc. from July 1995 to July 1997 where he held several sales management positions, including Vice President of Worldwide OEM Sales and Senior Director of North American Channel Sales. Prior to joining Novell, he held various sales positions with Arrow Electronics, Canon and Lanier Business Products.

Mr. Szu has served as an executive officer since joining the Company in March 1996, when the Company acquired NuCom Systems, Inc. He was one of the founders of NuCom Systems, Inc. Prior to founding NuCom in 1994, he was the director of the Internetworking Department at D-Link Systems, Inc. in Taiwan and served on the D-Link Board of Directors from 1993 to 1994.

*  As of December 31, 1997

EMPLOYEES

As of December 31, 1997 the Company employed 152 persons including 62 in research and development activities, 30 in manufacturing and support, 36 in sales, marketing and technical support, and 24 in finance and administration. Approximately 80 employees were in international locations. None of the Company's employees are currently represented by a labor union. The Company considers its relations with its employees to be good. The Company attempts to maintain competitive compensation benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. Competition for employees in the Company's industry and geographical area is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.


ITEM 2.  PROPERTIES

The Company's principal executive offices and research and development facilities are located in Milpitas, California and consist of approximately 18,000 square feet under lease that will expire in October 2000. Additionally, the Company has research and development facilities in Taiwan and Long Island, New York. The Company has international sales offices in the Netherlands, Japan, Singapore, and Taiwan. The Company believes that its existing facilities and equipment are generally adequate to meet its immediate and foreseeable needs.


ITEM 3.           LEGAL PROCEEDINGS

There are no material pending legal proceedings.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market on the Nasdaq National Market. As of March 6, 1998, there were approximately 4,800 stockholders of record. The following table sets forth, for the fiscal periods indicated, the high and low closing prices for the Common Stock, all as reported by Nasdaq.


          1995                                            High            Low
         --------------------------------------- -------------- --------------

          First Quarter                                $ 30.50       $  19.75
          Second Quarter                                 23.13          16.75
          Third Quarter                                  21.75          13.75
          Fourth Quarter                                 16.00           8.88


          1996
         --------------------------------------- -------------- --------------
          First Quarter                                $ 14.75        $ 10.25
          Second Quarter                                 18.63          13.00
          Third Quarter                                  16.63          12.25
          Fourth Quarter                                 17.75          14.63


          1997
         --------------------------------------- -------------- --------------
          First Quarter                                $ 20.88           8.63
          Second Quarter                                 10.94           6.50
          Third Quarter                                   7.94           5.38
          Fourth Quarter                                  7.25           4.94


The Company has never paid or declared any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.


ITEM 6.           SELECTED FINANCIAL DATA

                                                                                     Years Ended December 31,
                                                                1997            1996            1995           1994           1993
                                                             ----------------------------------------------------------------------
                                                                   (in thousands, except per share amounts)
Statement of Operations Data:
Net sales                                                    $ 34,798        $ 53,080        $ 47,144       $ 33,463       $ 10,687
Cost of sales                                                  25,341          28,590          24,690         17,507          5,633
                                                             ----------------------------------------------------------------------
Gross profit                                                    9,457          24,490          22,454         15,956          5,054
                                                             ----------------------------------------------------------------------
Operating expenses:
     Research and development                                   9,757           8,570           4,811          3,473          1,962
     Marketing and selling                                     13,242          11,849           7,319          4,361          1,865
     General and administrative                                 3,982           3,378           2,226          1,618            870
     Acquired research and development in
      process and product integration costs                     6,462          13,732            --             --             --
     Restructuring expense                                      3,662            --              --             --             --
                                                             ----------------------------------------------------------------------
Total operating expenses                                       37,105          37,529          14,356          9,452          4,697
                                                             ----------------------------------------------------------------------
Income (loss) from operations                                 (27,648)        (13,039)          8,098          6,504            357
Interest income, net                                            1,680           1,745           2,236            577             20
                                                             ----------------------------------------------------------------------
Income (loss) before income taxes                             (25,968)        (11,294)         10,334          7,081            377
Provision for (benefit from) income taxes                      (3,526)            608           3,617          1,416             19
                                                             ----------------------------------------------------------------------
Net income (loss)                                            $(22,442)       $(11,902)       $  6,717       $  5,665       $    358
                                                             ======================================================================

Net income (loss) per share:
    Basic                                                    $  (1.85)       $  (1.01)       $   0.60       $   1.72       $   0.12
                                                             ======================================================================
    Diluted                                                  $  (1.85)       $  (1.01)       $   0.57       $   0.64       $   0.05
                                                             ======================================================================

Weighted average common shares:
    Basic                                                      12,154          11,760          11,147          3,302          2,895
                                                             ======================================================================
    Diluted                                                    12,154          11,760          11,736          8,906          6,641
                                                             ======================================================================


                                                                                            December 31,
                                                                1997            1996            1995           1994           1993
                                                             ----------------------------------------------------------------------
                                                                                            (in thousands)
Balance Sheet Data:
Working capital                                              $ 34,439        $ 54,997        $ 63,269       $ 55,720       $  5,280
Total assets                                                   45,889          71,434          70,111         65,209          8,728
Long-term obligations, net of current portion                    --              --              --             --              172
Stockholders' equity (deficit)                                 38,679          59,857          65,709         57,758         (3,181)

                                       12

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

*    uninterrupted service by subcontractors;

* the ability of the Company to recruit, train and retain key personnel, including engineers and other technical professionals;

* the development of new technologies rendering existing technologies and products obsolete; and

*    general market conditions.

In evaluating these forward-looking statements, consideration should also be given to the Business Risks discussed in a subsequent section of this annual report.


RESULTS OF OPERATIONS

Net Sales

Net  sales  were  $34.8,  $53.1  and  $47.1  million  in 1997,  1996  and  1995, respectively. The decrease in 1997 sales compared to 1996 sales was principally attributed to decreased shipments of FDDI adapters, and to a lesser extent, decreased shipments of FDDI LAN switching products. The decreased shipments were primarily the result of declining demand for products based on FDDI technology since 1996. Partially offsetting decreased FDDI sales were increased unit shipments of Fast Ethernet switching products. However, declining average selling prices countered the increased volume. Despite decreasing demand for FDDI products, net sales in 1996 increased from 1995 as a result of growth in Fast Ethernet sales.

Sales to OEM customers were $22.0, $30.5 and $27.9 million in 1997, 1996 and 1995, respectively, with the balance of sales to the distribution channel. As a percentage of net sales, shipments to OEM customers represented 63%, 57% and 59% in 1997, 1996 and 1995, respectively. Sales to the North America region were $25.8, $42.0 and $35.5 million in 1997, 1996 and 1995, respectively, with the balance of sales to the Asia and Europe regions.

The Company expects the declining sales of FDDI products and the slowing growth in sales of its current Fast Ethernet products to be offset, in part, by sales of its NuWave and NuCleus products, to be introduced in 1998. NuWave is the next generation of Gigabit Ethernet and Fast Ethernet switches targeting small and medium size enterprise environments. NuCleus is a full range of low-cost, commodity switches and hubs in motherboard and chip form. Both of these new product lines are positioned primarily to broaden the Company's OEM customer base.

Gross Profit/Margin

The gross margin in 1997 was 27%, compared to gross margins in 1996 and 1995 of 46% and 48%, respectively. The decrease in the 1997 gross margin compared to gross margins in 1996 and 1995 reflected charges for excess and obsolete inventory in 1997, offset in part by efficiency gains in manufacturing overhead in the final quarter of the year. The inventory charges included a $5.1 million charge to reserve for slow moving and obsolete inventory, as well as a $200,000 charge for scrapping of FDDI products. Additionally, competitive pricing pressures on Fast Ethernet switching products and high overhead costs in the early part of the year further eroded the gross margin. The decrease in gross margin in 1996 resulted from the inclusion of amortization of intangible assets related to the acquisition of NuCom in 1996.

With the intangible assets related to the acquisition of NuCom and inventories of slow-moving products written-off in 1997 and a measurable improvement in the management of inventory and overhead, the Company expects gross margin in 1998 to improve from 1997. However, the Company does not expect future gross margin to attain the historical levels of 1996 and 1995 as competitive pricing continues to pressure the Company's current products. Furthermore, the NuCleus line of products will be sold at commodity-like prices.

Research and Development

Research and development expenses were $9.8, $8.6 and $4.8 million, in 1997, 1996 and 1995, respectively. As a percentage of respective net sales, the expenses were 28%, 16% and 10%. The expenses are net of contract funding of $217,000, $556,000 and $906,000 in 1997, 1996 and 1995, respectively. The increase in spending in 1997 and 1996 reflected the addition of staff and overhead associated with the acquisition of NetVision and NuCom (refer to Note 8 of Notes to Consolidated Financial Statements), respectively. The increase in 1997 was partially offset by a reduction in staff as part of the Company's restructuring in the third quarter of 1997 (refer to Note 9 of Notes to Consolidated Financial Statements). The Company believes it is essential to increase its financial and technical resources in developing the next generation Ethernet products, and thus it expects to invest substantially in research and development in 1998 to develop the NuWave and NuCleus product lines.

Marketing and Selling

Marketing and selling expenses increased to $13.2 million in 1997, compared to $11.8 and $7.3 million in 1996 and 1995, respectively. As a percentage of respective net sales, the expenses were 38%, 22% and 16%. The increase in expenditures in 1997 and 1996 reflected the addition of staff and overhead resulting from the acquisition of NuCom, in addition to escalating efforts to develop the distribution channel through mid-1997. This increase was partially offset by a reduction in staff and closure of sales offices as part of the Company's restructuring in the third quarter of 1997. With the Company's re-aligned strategy to focus on broadening its OEM customer base and as a result of cost reductions related to the restructuring, the Company expects marketing and selling expenses to decrease in 1998 from prior levels.

General and Administrative

General and administrative expenses were $4.0, $3.4 and $2.2 million in 1997, 1996 and 1995, respectively. The expenses represented 11%, 6% and 5% of net sales for each respective year. The additional staffing and overhead costs associated with the acquisition of NuCom resulted in an increase in expenditures in 1997 and 1996. Higher costs related to the information systems function and staffing issues, offset in part by reduction in headcount, were also contributing factors in the increase. To continue efficiency gains in the Company's operations, the Company implemented an Enterprise Resource Planning
(ERP) system and enhanced its information system infrastructure in 1997, with the depreciation costs associated with these improvements to be reflected in 1998 and future years. The Company does not expect general and administrative costs to increase substantially 1998.

As a result of implementing an ERP system and enhancing its information system infrastructure in 1997, the Company's systems are substantially year 2000 compliant (i.e. software applications functioning properly in the year 2000 and beyond).

Acquired Research and Development In Process and Product Integration Costs

Effective April 1997, the Company acquired NetVision Corporation, a company specializing in LAN switching and Gigabit Ethernet technologies. The Company expensed $6.5 million in acquired research and development in process as a result of the acquisition.

Effective March 1996, the Company acquired NuCom Systems, Inc., a Taiwan-based company developing Fast Ethernet LAN switching products. The Company expensed $13.7 million in acquired research and development in process and product integration costs as a result of the acquisition.

See Note 8 of Notes to Consolidated Financial Statements for more details in connection with the acquisitions discussed above.

Restructuring

During 1997, the Company incurred a charge of $3.7 million for the restructuring of its business. The restructuring included a reduction in work force, closure of facilities, retirement of impaired assets and write-off of goodwill associated with the acquisition of NuCom. See Note 9 of Notes to Consolidated Financial Statements.

Interest Income

The Company maintained a comparable return on investment of its cash and short-term securities of $1.7 million in 1997 compared to 1996, despite lower funds being invested in 1997. This higher rate of return resulted primarily from transitioning short-term investments of tax-exempt securities to taxable securities, which provide higher returns. Interest income of $1.7 million in 1996 decreased from $2.2 million in 1995 due primarily to a lower level of invested funds associated from the acquisition of NuCom.

Income Taxes

The Company's effective tax rate for 1997 was a benefit of 13.6%, compared to a provision of 5.4% and 35% in 1996 and 1995, respectively. The effective tax rate in 1997 included the establishment of a full valuation allowance provided against deferred tax assets because such deferred taxes, based on current available evidence, are not expected to be realized in the foreseeable future. The effective tax rates in 1997 and 1996 excluded the charge for in-process research and development, a non-deductible item for tax purposes.


LIQUIDITY AND CAPITAL RESOURCES

During 1997, the Company's operating, investing and financing activities used $7.4 million of cash, compared to using cash of $3.7 million during 1996, and generating cash of $6.1 million during 1995.

During 1997, $6.9 million of cash was used in operations, compared to the generation of $5.3 million in 1996, and $2.9 million in 1995. The $6.9 million of cash used by operations during 1997 was mainly attributable to the net loss for the year of $22.4 million, offset by non-cash charges of $3.3 million for deprecation and amortization, the write-off of in-process research and development associated with the NetVision acquisition of $6.5 million, the write-off of deferred tax assets of $2.3 million, and the reduction of accounts receivable of $3.2 million and inventories of $6.8 million (including an additional charge of $5.1 million for slow moving and obsolete inventory). The $5.3 million of cash generated by operations during 1996 resulted primarily from the net loss for the year of $11.9 million, after adjustment for non-cash charges of $2.8 million for depreciation and amortization and the write-off of in-process research and development associated with the NuCom acquisition of $13 million. Increases in accounts payable and accrued liabilities of $1.4 million and $1.6 million, respectively, also contributed to cash generated by operations in 1996. The $2.9 million of cash generated by operations in 1995 was attributable to the net income of $6.7 million, adjusted for depreciation and amortization of $1.3 million, and offset by a decrease in accounts payable of $3.3 million and an increase in deferred tax assets, accounts receivable, and prepaid expenses and other assets of $1.2 million, $1.1 million, and $1.2 million, respectively.

During 1997, $1.4 million of cash was used in investing activities, compared to $9.6 million used in 1996, and $2.6 million generated in 1995. Cash used in 1997 of $1.4 million was attributable to the $6.5 million acquisition of NetVision and the purchase of fixed assets for $2.3 million, offset by the sale of short-term investments for $8 million. Cash used in 1996 of $9.6 million was attributable to payments of $10.4 million in the acquisition of NuCom and the purchase of fixed assets for

$3.0 million, offset by the sale of short-term investments for $2.6 million. Cash was generated in 1995 from the sale of short-term investments for $4.4 million, which was offset by purchases of fixed assets for $1.8 million.

Cash generated from financing activities in 1997, 1996 and 1995 was $861,000, $627,000, and $638,000, respectively. These funds were raised primarily from the issuance of Common Stock upon exercise of stock options and purchases made under the employee stock purchase plan.

At December 31, 1997, the Company's principal sources of liquidity were its cash and cash equivalents, and short-term investments of $16.1 million and $14.4 million, respectively. The Company also has a line of credit agreement which provides for borrowings up to $10 million, none of which has been drawn down. The Company was in compliance with all financial covenants under the line of credit agreement.

The Company believes that its current cash and cash equivalents, short-term investments, and borrowing capacity will satisfy the Company's working capital and capital expenditure requirements for the next 12 months.


BUSINESS RISKS

In addition to the factors addressed in the preceding sections, certain characteristics and dynamics of the Company's markets, technologies and operations create risks to the Company's long-term success and to predictable quarterly results. These risks will also affect the Company's ability to achieve the results anticipated by the forward-looking statements contained in this report. The Company's quarterly results have in the past varied and are expected in the future to vary significantly as a result of factors such as the timing and shipment of significant orders, new product introductions or technological advances by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in pricing policies by the Company and its competitors, the mix of distribution channels through which the Company's products are sold, the mix of products sold, the accuracy of resellers' and OEM's forecast of end-user demand, the ability of the Company to obtain sufficient supplies of sole or limited source components for the Company's products, the ability of turnkey manufacturers to meet the Company's demand, and general economic conditions. In response to competitive pressures or new product introductions, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's operating results. In the event of a reduction in the prices of its products, the Company has committed to providing retroactive price adjustments on inventories held by its distributors, which could have the effect of reducing margins and operating results. In addition, changes in the mix of products sold and the mix of distribution channels through which the Company's products are sold may cause fluctuations in the Company's gross margins. The Company's expense levels are based, in part, on its expectations of its future revenue and, as a result, net income would be disproportionately affected by a reduction in revenue. Due to the potential quarterly fluctuation in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:                                                                           Page

         Report of Independent Accountants..................................................     18
         Consolidated Balance Sheets at December 31, 1997 and 1996..........................     19
         Consolidated Statements of Operations for the Years Ended December 31,
            1997, 1996 and 1995.............................................................     20
         Consolidated Statements of Stockholders' Equity for the Years
            Ended December 31, 1997, 1996 and 1995..........................................     21
         Consolidated Statements of Cash Flows for the Years Ended December 31,
            1997, 1996 and 1995.............................................................     22
         Notes to Consolidated Financial Statements.........................................     23


Financial Statement Schedule:

         For the three years ended December 31, 1997, 1996 and 1995
            Schedule II - Valuation and Qualifying Accounts................................      38


Schedules other than those listed above have been omitted since they are either not required or the information is included in the financial statements included herewith.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Network Peripherals Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of Network Peripherals Inc. and its subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP
San Jose, California
January 21, 1998

                            NETWORK PERIPHERALS INC.

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)


                                                                                    December 31,
                                                                                1997            1996
--------------------------------------------------------------------------- -------------- ---------------
ASSETS

Current assets:
     Cash and cash equivalents                                                  $  16,094      $  23,523
     Short-term investments                                                        14,371         22,350
     Accounts receivable, net of allowance for doubtful accounts and
        returns; 1997, $1,184, and 1996, $1,154                                     5,170          8,359
     Inventories                                                                    1,417          8,228
     Income tax refund receivable                                                   3,983              -
     Deferred income taxes, net                                                         -          2,271
     Prepaid expenses and other current assets                                        614          1,843
                                                                            -------------- ---------------
              Total current assets                                                 41,649         66,574
Property and equipment, net                                                         3,876          3,575
Other assets                                                                          364          1,285
                                                                            -------------- ---------------
                                                                                $  45,889      $  71,434
                                                                            ============== ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $    1,415     $    2,736
     Accrued liabilities                                                            5,795          8,841
                                                                            -------------- ---------------
              Total current liabilities                                             7,210         11,577
                                                                            -------------- ---------------

Commitments (Note 5)

Stockholders' equity:
     Preferred Stock, $0.001 par value, 2,000,000 shares authorized;
        no shares issued or outstanding                                                 -              -
     Common Stock, $0.001 par value, 20,000,000 shares authorized;
        1997, 12,252,000, and 1996, 11,954,000 shares issued and                       12             12
        outstanding
     Additional paid-in capital                                                    63,878         62,614
     Accumulated deficit                                                          (25,211)        (2,769)
                                                                            -------------- ---------------
              Total stockholders' equity                                           38,679         59,857
                                                                            -------------- ---------------
                                                                                $  45,889      $  71,434
                                                                            ============== ===============

The accompanying notes are an integral part of these financial statements.

                                       19


                            NETWORK PERIPHERALS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)


                                                                     Years Ended December 31,
                                                              1997             1996             1995
------------------------------------------------------- ----------------- ---------------- ----------------
Net sales                                                  $   34,798        $   53,080        $  47,144
Cost of sales                                                  25,341            28,590           24,690
                                                        ----------------- ---------------- ----------------
     Gross profit                                               9,457            24,490           22,454
                                                        ----------------- ---------------- ----------------
Operating expenses:
     Research and development                                   9,757             8,570            4,811
     Marketing and selling                                     13,242            11,849            7,319
     General and administrative                                 3,982             3,378            2,226
     Acquired research and development in process and
        product integration costs                               6,462            13,732                -
     Restructuring expense                                      3,662                 -                -
                                                        ----------------- ---------------- ----------------
         Total operating expenses                              37,105            37,529           14,356
                                                        ----------------- ---------------- ----------------
Income (loss) from operations                                 (27,648)          (13,039)           8,098
Interest income                                                 1,680             1,745            2,236
                                                        ----------------- ---------------- ----------------
Income (loss) before income taxes                             (25,968)          (11,294)          10,334
Provision for (benefit from) income taxes                      (3,526)              608            3,617
                                                        ----------------- ---------------- ----------------
Net income (loss)                                          $  (22,442)       $  (11,902)      $    6,717
                                                        ================= ================ ================


Net income (loss) per share:
    Basic                                                 $      (1.85)    $      (1.01)      $      0.60
                                                        ================= ================ ================
    Diluted                                               $      (1.85)    $      (1.01)      $      0.57
                                                        ================= ================ ================

Weighted average common shares:
    Basic                                                       12,154           11,760            11,147
                                                        ================= ================ ================
    Diluted                                                     12,154           11,760            11,736
                                                        ================= ================ ================


The accompanying notes are an integral part of these financial statements.

                                       20


                                                          NETWORK PERIPHERALS INC.

                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               (in thousands)


                                                                                             Retained
                                                              Additional                     Earnings
                                          Common Stock           Paid-In         Notes   (Accumulated
                                       Shares      Amount        Capital    Receivable       Deficit)        Total
                                  ------------ ------------ ------------- ------------- -------------- -------------
Balance at December 31, 1994           11,066        $  11    $  55,386       $   (55)   $    2,416     $   57,758

Repurchase of Common Stock                (15)           -           -              -             -              -
Repayment of stockholders'
     notes receivable                       -            -            -            41             -             41
Issuance of Common Stock upon
     exercise of stock options            161            -          243             -             -            243
Issuance of Common Stock under
     employee stock purchase               56            -          354             -             -            354
     plan
Income tax benefit associated                            -
     with nonqualified stock                -                       596             -             -            596
     options
Net income                                  -            -            -             -         6,717          6,717
                                  ------------ ------------ ------------- ------------- -------------- -------------

Balance at December 31, 1995           11,268           11       56,579           (14)        9,133         65,709
Repayment of stockholders'
     notes receivable                       -            -            -            14             -             14
Issuance of Common Stock upon
     exercise of stock options            200            -          228             -             -            228
Issuance of Common Stock under
     employee stock purchase               45            -          385             -             -            385
     plan
Income tax benefit associated
     with nonqualified stock                -            -           28             -             -             28
     options
Issuance of Common Stock for
     acquisition of NuCom                 441            1        5,341             -             -          5,342
     Systems
Foreign currency translation                -            -           53             -             -             53
     adjustment
Net loss                                    -            -            -             -       (11,902)       (11,902)
                                  ------------ ------------ ------------- ------------- -------------- -------------

Balance at December 31,1996            11,954           12       62,614             -        (2,769)        59,857
Issuance of Common Stock upon
     exercise of stock options            224            -          410             -             -            410
Issuance of Common Stock under
     employee stock purchase               74            -          451             -             -            451
     plan
Income tax benefit associated
     with nonqualified stock                -            -          403             -             -            403
     options
Net loss                                    -            -            -             -       (22,442)       (22,442)
                                  ------------ ------------ ------------- ------------- -------------- -------------

Balance at December 31, 1997           12,252        $  12    $  63,878      $      -   $   (25,211)   $    38,679
                                  ============ ============ ============= ============= ============== =============

The accompanying notes are an integral part of these financial statements.

                                       21


                            NETWORK PERIPHERALS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)


                                                                          Years Ended December 31,
                                                                      1997          1996           1995
----------------------------------------------------------------- ------------- -------------- -------------
Cash flows from operating activities:
    Net income (loss)                                              $ (22,442)    $ (11,902)     $   6,717
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                   1,969         2,111          1,309
       Amortization of goodwill                                        1,350           665              -
       Acquired research and development in process                    6,462        13,032              -
       Deferred income taxes                                           2,289           (56)        (1,221)
       Changes in assets and liabilities:
         Accounts receivable                                           3,189        (1,845)        (1,061)
         Inventories                                                   6,811          (664)           808
         Income tax refund receivable                                 (3,580)            -              -
         Prepaid expenses and other assets                             1,026           862         (1,185)
         Accounts payable                                             (1,321)        1,439         (3,315)
         Accrued liabilities                                          (2,644)         1,623            862
                                                                  ------------- -------------- -------------
             Net cash provided by (used in) operating activities      (6,891)         5,265         2,914
                                                                  ------------- -------------- -------------

Cash flows from investing activities:
    Cash paid for acquisition, net of cash acquired                   (6,449)      (10,401)             -
    Holdback amount from acquisition                                    (659)        1,115              -
    Proceeds from sales or maturity of short-term investments          7,979         2,581          4,351
    Purchases of property and equipment                               (2,270)       (2,927)        (1,761)
                                                                  ------------- -------------- -------------
             Net cash provided by (used in) investing activities      (1,399)       (9,632)         2,590
                                                                  ------------- -------------- -------------

Cash flows from financing activities:
    Proceeds from issuance of Common Stock                               861           613            597
    Repayment of stockholders' notes receivable                            -            14             41
                                                                  ------------- -------------- -------------
             Net cash provided by financing activities                   861           627            638
                                                                  ------------- -------------- -------------

Effect of exchange rate changes on cash                                    -            53              -
                                                                  ------------- -------------- -------------

Net increase (decrease) in cash and cash equivalents                  (7,429)       (3,687)         6,142
Cash and cash equivalents, beginning of year                          23,523        27,210         21,068
                                                                  ------------- -------------- -------------

Cash and cash equivalents, end of year                              $ 16,094      $ 23,523       $ 27,210
                                                                  ============= ============== =============

Supplemental disclosure of cash flow information
    Cash paid during the year for:
       Income taxes                                                $     158    $      245      $   4,852
    Noncash transactions:
       Income tax benefit associated with nonqualified stock       $     403    $       28      $     596
         options
       Common Stock issued for acquisition of NuCom                $      -      $   5,342      $      -

The accompanying notes are an integral part of these financial statements.

                                       22

                            NETWORK PERIPHERALS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

Network Peripherals Inc., a Delaware corporation (the "Company"), designs, develops, and manufactures high performance networking solutions, which it markets primarily to original equipment manufacturers, distributors, value-added resellers and system integrators. The Company's solutions are designed for use in workgroups, wiring closets and backbones.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

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

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. All of the Company's short-term investments, which consist of securities with maturities greater than 90 days and less than one year, have been classified as available-for-sale. For the years ended December 31, 1997 and 1996, there were no material unrealized gains or losses. Substantially all short-term investments are held in the Company's name by major financial institutions.

Revenue Recognition

Revenue from product sales is recognized upon product shipment, provided that no significant obligations remain and collectability is probable. The Company provides to certain distributors limited rights of return and price protection on unsold inventory when specific conditions exist. Provisions for estimated costs of warranty repairs, returns and allowances, and retroactive price adjustments are recorded at the time products are shipped (see Sales Reserves below).

Funding under certain development contracts is recognized based upon the achievement of specified contract milestones. Such funding is recognized as an offset to the related development costs and totaled approximately $217,000, $556,000, and $906,000 in 1997, 1996 and 1995, respectively.

Sales Reserves

The Company provides allowances for accounts receivables deemed uncollectible, and for sales returns and other credits, including credits for retroactive price adjustments and for sales transacted within 90 days prior to the period-end. As of December 31, 1997 and 1996, the Company's allowances for such potential events totaled $1.2 million. As a percentage of sales transacted within 90 days prior to December 31, 1997 and 1996, the allowances for sales returns and other credits were 18.0% and 7.2%, respectively.

                            NETWORK PERIPHERALS INC.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company's cash investment policies limit investments to those that are short-term and low risk. Concentration of credit risk with respect to trade receivables is generally limited due to the large number of customers comprising the Company's customer base, their dispersion across many different geographies, the Company's on-going evaluation of its customers' credit worthiness, and the established long-term relationship with certain customers.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset, typically three years. Depreciation of the Enterprise Resource Planning systems and the information systems infrastructure is based on an estimated useful life of five years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired and is amortized on a straight-line basis over the expected period of benefit, generally five years. Periodically, the Company evaluates the goodwill for impairment and estimates the future undiscounted cash flows of the acquired business to ensure that the carrying value has not been impaired. As of December 31, 1997 and 1996, goodwill, net of accumulated amortization, was $173,000 and $1,258,000, respectively, and was included in other assets.

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

Foreign Currency Translation

For 1997, the functional currency of the Company's subsidiary in Taiwan was the US dollar. For 1996, the functional currency was the local currency. Accordingly, gains or losses arising from the translation of foreign currency statements and transactions are included in determining consolidated results of operations. Gains or losses arising from the translation of the subsidiary's statements prior to 1997 were recorded as a separate component of the stockholders' equity.

Employee Benefit Plans

The Company has stock option plans, an employee stock purchase plan, and a 401(k) plan that does not require employer matching contributions. The Company does not have postretirement or postemployment benefit plans; therefore, Statements of Financial Accounting Standards ("SFAS") No. 87, 106 and 112 regarding pension, other postretirement and postemployment benefit plans do not affect the Company's financial statements.

                            NETWORK PERIPHERALS INC.

Stock-based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as permitted under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Net Income Per Share

The Company adopted SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic earnings per share ("EPS") and diluted EPS on all statements of earnings issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method. The Company has restated all prior years' EPS to conform with the provisions of the SFAS No. 128.

During 1997 and 1996, the Company incurred losses, such that the inclusion of potential common shares would result in an antidilutive per share amount. As such, no adjustment is made to basic EPS to arrive at the diluted EPS. The reconciliation of the basic and the diluted EPS computations for 1995 is as follows (in thousands):

         Net income as reported                              $  6,717
                                                         =============

         Denominator  used to  compute  basic  EPS             11,147
         Effect  of  dilutive securities:
         Shares issuable upon exercise of stock options           589
                                                         -------------
         Denominator used to compute diluted EPS               11,736
                                                         =============

         Basic EPS                                           $   0.60
                                                         =============

         Diluted EPS                                         $   0.57
                                                         =============

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity, except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items which are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for public companies to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                            NETWORK PERIPHERALS INC.

Both SFAS 130 and SFAS 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years presented to be restated. The Company's results of operations and financial position will be unaffected by implementation of these standards.

Reclassifications

Certain amounts in 1996 and 1995 have been reclassified to conform to the 1997 presentation.


NOTE 3 - BALANCE SHEET COMPONENTS (in thousands)

                                                               December 31,
                                                            1997         1996
--------------------------------------------------------------------------------
Cash, cash equivalent, and short-term investments:
        Cash and money market accounts                    $ 16,094     $  5,411
        Municipal obligations                                 --         18,112
                                                          --------     --------
               Cash and cash equivalents                    16,094       23,523
                                                          --------     --------

        Corporate debt securities                           14,371         --
        Municipal obligations                                 --         21,238
        Government securities                                 --          1,112
                                                          --------     --------
                Short-term investments                      14,371       22,350
                                                          --------     --------
                                                          $ 30,465     $ 45,873
                                                          ========     ========

Inventories:
     Raw materials                                        $    158     $  4,685
     Work-in-process                                           898        2,600
     Finished goods                                            361          943
                                                          --------     --------
                                                          $  1,417     $  8,228
                                                          ========     ========

Property and equipment:
     Computer and equipment                               $  6,918     $  7,181
     Furniture and fixtures                                    895          907
     Leasehold improvements                                    303          356
                                                          --------     --------
                                                             8,116        8,444
     Accumulated depreciation                               (4,240)      (4,869)
                                                          --------     --------
                                                          $  3,876     $  3,575
                                                          ========     ========
Accrued liabilities:
     Salaries and benefits                                $  1,750     $  2,699
     Reserve for contract settlements                        1,000         --
     Royalty                                                   746        1,154
     Restructuring expense                                     597         --
     Warranty                                                  513          717
     Holdback amount from acquisition                          456        1,115
     Customer deposits                                          38          605
     Income taxes                                             --          1,268
     Other                                                     695        1,283
                                                          --------     --------
                                                          $  5,795     $  8,841
                                                          ========     ========

                            NETWORK PERIPHERALS INC.

NOTE 4 - LINE OF CREDIT

The Company has a bank line of credit for $10 million which expires on July 31, 1998. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or the London Interbank Offered Rate plus 2.5% and are secured by the Company's receivables, inventory, and other tangible assets. There were no borrowings under the line of credit in 1997 and 1996. As of December 31, 1997, the Company was in compliance with the financial covenants required by the line of credit agreement.


NOTE 5 - COMMITMENTS

The Company leases its corporate headquarters under an operating lease that expires in October 2000. The Company also has research and development and manufacturing facilities in Taiwan under various operating leases which expire in February 2002. Rent expense for all Company facilities was $931,000, $868,000, and $529,000 in 1997, 1996, and 1995, respectively.

Future minimum lease payments as of December 31, 1997 are as follows (in thousands):

                  Years ending December 31,
                             1998                     $ 610
                             1999                       588
                             2000                       550
                             2001                       321
                             2002                        68
                                                    -------
                                                    $ 2,137
                                                    =======

The Company has entered into licensing agreements with third parties to use certain technologies in the Company's products. Under the terms of the license agreements, the Company pays a royalty based upon a percentage of the sales price or units shipped. Royalty expenses incurred are charged to cost of sales in the period of the related sales and are payable in quarterly installments.


NOTE 6 - CAPITAL STOCK

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the "Plan"), which permits eligible employees to purchase Common Stock at a discount through payroll deductions during concurrent 24-month offering periods. Each offering period is divided into four consecutive six-month purchase periods. The price at which the Common Stock is purchased under the Plan is equal to 85% of the fair market value of the Common Stock on the first day of the offering period or the last market day of the purchase period, whichever is lower. The Company has reserved 250,000 shares of Common Stock for issuance under the Plan. Through December 31, 1997, the Company has issued 191,714 shares of Common Stock for an aggregate purchase price of $1,289,806, and 58,286 shares remain reserved for future issuance under the Plan.

                            NETWORK PERIPHERALS INC.

Stock Option Plans

In April 1997, the Company adopted the 1997 Stock Plan (the "1997 Plan"), which provides for the granting of incentive and nonstatutory stock options and restricted stock awards to eligible employees, directors and consultants. The Company has reserved 1,500,000 shares of the Company's Common Stock for issuance under the 1997 Plan. Pursuant to the 1997 Plan, the exercise price per share of each stock option is determined by the Company's Board of Directors, provided that (i) the exercise price for an incentive stock option is not less than the fair market value of a share of Common Stock on the date of the grant and (ii) the exercise price for a nonstatutory stock option is not less than 85% of the fair market value of a share of Common Stock on the date of the grant. Options under the 1997 Plan vest over a period determined by the Board of Directors, which is generally four years. As of December 31, 1997, options to purchase 664,700 shares of Common Stock were outstanding; 835,300 shares were available for future grants; and 1,500,000 shares were authorized but unissued.

Upon adoption of the 1997 Plan in April 1997, the Company terminated the 1993 Stock Option Plan (the "1993 Plan") and the 1996 Nonstatutory Stock Option Plan (the "1996 Plan"). No further stock options were granted under the 1993 Plan and the 1996 Plan. Outstanding options and shares issued upon the exercise of options granted continue to be governed by the terms and conditions of the respective plans. As of December 31, 1997, options to purchase a total of 1,893,862 shares of Common Stock under the 1993 Plan and the 1996 Plan were outstanding.

The 1994 Outside Directors Stock Option Plan (the "1994 Plan"), as amended, which provides for the automatic granting of nonqualified stock options to directors of the Company ("Outside Director"), has a total of 150,000 shares reserved for issuance. Pursuant to the 1994 Plan, the Company grants to each new Outside Director an option to purchase 15,000 shares of Common Stock and to each Outside Director an option to purchase 5,000 shares of Common Stock on the date of each annual meeting of stockholders. The exercise price of the stock options will be the fair market value of the Common Stock on the date of grant, and options vest over a period of four years. At December 31, 1997, options to purchase 38,000 shares of Common Stock were outstanding; 112,000 shares were available for future grants; and 150,000 shares of Common Stock were authorized but unissued under the 1994 Plan.

The Company has elected to continue to follow APB 25 in accounting for its employee stock options and adopted the disclosure-only requirements of SFAS 123. SFAS 123 requires the disclosure of pro forma net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method in accordance with SFAS 123. The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: zero dividend yield; expected volatility of 77.24% in 1997 and 69.36% in both 1996 and 1995; risk-free interest rate of 5.36% in 1997 and 5.48% in both 1996 and 1995; and all options are exercised at vesting.

Had compensation cost for the Company's employee stock-based plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been:


                                                             1997           1996           1995
            ---------------------------------------------------------------------------------------
                                                           (in thousands, except per share data)
            Net income (loss) - as reported                 $ (22,442)     $ (11,902)       $ 6,717
            Net income (loss) - pro forma                     (28,003)       (14,782)         5,791

            Basic earnings (loss) per share - as                (1.85)         (1.01)          0.60
            reported
            Basic earnings (loss) per share - pro forma         (2.30)         (1.26)          0.52

            Diluted earnings (loss) per share - as              (1.85)         (1.01)          0.57
            reported
            Diluted earnings (loss) per share - pro             (2.30)         (1.26)          0.49
            forma

                                       28

                            NETWORK PERIPHERALS INC.

Due to the broad decline in the market price of the Company's Common Stock during 1997, a substantial amount of stock options granted had exercise prices above the current market price. On July 25, 1997 and subsequently October 31, 1997, the Company offered stock option plan participants the right to replace any remaining unexercised stock options with an equal number of options at an exercise price equal to the closing market price on such dates.

The following table summarizes  information  about stock options  outstanding at December 31, 1997:

                                            Outstanding                                Exercisable
                        ----------------------------------------------------    ---------------------------
                                        Weighted Average       Weighted                       Weighted
     Range of                              Remaining            Average                        Average
  Exercise Prices          Shares       Contractual Life    Exercise Price       Shares    Exercise Price
--------------------    ----------------------------------------------------    ---------------------------
  $  0.30 - $  4.99        2,183,754       8.73 Years            $4.77            239,566       $3.60
     5.00 -    9.99          234,785       9.23 Years             6.56             27,423        6.65
    10.00 -   14.99          174,023       8.89 Years            11.55             42,758       13.11
    15.00 -   20.00            4,000       7.32 Years            20.00              2,666       20.00
                        -------------                                           ----------
                           2,596,562       8.78 Years             5.41            312,413        5.31
                        =============                                           ==========

Stock options generally expire in 10 years from the date they are granted.


The following table summarizes stock option  activities for all of the Company's stock option plans:

                                                                         Options       Weighted Average
                                                                       Outstanding       Exercise Price
       ---------------------------------------------------------------------------------------------------
       Balance at December 31,1994                                         889,425           $3.31
       Granted                                                             533,900           19.79
       Exercised                                                          (161,382)           1.78
       Canceled                                                           (141,817)          12.81
                                                                    -----------------
       Balance at December 31, 1995  (374,239  shares  exercisable
         at a weighted average price of $1.75 per share)                 1,120,126           10.19
       Granted                                                           2,905,155           14.72
       Exercised                                                          (199,698)           1.14
       Canceled                                                           (995,216)          15.76
                                                                    -----------------
       Balance at December 31, 1996  (555,417  shares  exercisable
         at a weighted average price of $8.47 per share)                 2,830,367           13.52
       Granted                                                           1,592,700            7.31
       Exercised                                                          (224,160)           1.89
       Canceled                                                         (1,602,345)          11.83
                                                                    -----------------
       Balance at December 31, 1997                                      2,596,562            5.41
                                                                    =================

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the stock option plans during 1997, 1996 and 1995 were $3.29, $5.66 and $8.69, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, for purchase rights granted under the employee stock purchase plan during 1997, 1996 and 1995 were $1.43, $2.89 and $2.41, respectively.

                            NETWORK PERIPHERALS INC.

NOTE 7 - INCOME TAXES

The following is a geographical  breakdown of consolidated  income (loss) before income taxes (in thousands):

                                                                              Years ended December 31,
                                                                        1997            1996           1995
------------------------------------------------------------------------------------------------------------
  Domestic                                                        $  (21,761)    $    (1,626)      $  10,334
  Foreign                                                             (4,207)        ( 9,668)              -
                                                                 ------------- --------------- -------------
                                                                  $  (25,968)     $  (11,294)      $  10,334
                                                                 ============= =============== =============

Provision for (benefit from) income taxes consists of the following (in thousands):

                                                                              Years ended December 31,
                                                                        1997            1996          1995
------------------------------------------------------------------------------------------------------------
  Current:
     Federal                                                       $  (5,815)       $    174     $   3,862
     State                                                                  -             54           976
      Foreign                                                               -            436             -
                                                                 ------------- --------------- -------------
                                                                      (5,815)            664         4,838
                                                                 ------------- --------------- -------------
  Deferred:
     Federal                                                           1,993             (46)       (1,058)
     State                                                               296             (10)         (163)
                                                                 ------------- --------------- -------------
                                                                       2,289             (56)       (1,221)
                                                                 ------------- --------------- -------------
                                                                   $  (3,526)        $   608     $   3,617
                                                                 ============= =============== =============

The provision for income taxes differs from the amount of income tax determined by applying the applicable
U.S. statutory income tax rate to pre-tax  income (loss) as follows:

                                                                            Years ended December 31,
                                                                        1997            1996          1995
------------------------------------------------------------------------------------------------------------
  Federal statutory rate                                             (35.0%)         (35.0%)          35.0%
  State tax, net of federal impact                                    (6.0)             .3             5.1
  Research and development tax credits                                 (.8)           (1.1)           (1.2)
  Tax-exempt interest income                                          (1.0)           (4.5)           (6.9)
  Provision for valuation allowance on deferred tax assets            22.1               -              -
  Nondeductible acquisition costs                                      8.6            45.6              -
  Other                                                               (1.5)             .1            3.0
                                                                 ------------- --------------- -------------
                                                                     (13.6%)           5.4%          35.0%
                                                                 ============= =============== =============

                            NETWORK PERIPHERALS INC.

Deferred tax assets consist of the following (in thousands):

                                                                December 31,
                                                             1997         1996
--------------------------------------------------------------------------------
Net operating loss and credits carryforwards                $ 1,575      $  --
Reserves and accruals not currently deductible                1,947        1,286
Inventory                                                     1,789          572
Other                                                           432          431
                                                            -------      -------
    Gross deferred tax assets                                 5,743        2,289
      Valuation allowance                                    (5,743)        --
                                                            -------      -------
    Net deferred tax assets                                 $  --        $ 2,289
                                                            =======      =======

Current                                                     $  --        $ 2,271
Noncurrent                                                     --             18
                                                            -------      -------
    Net deferred tax assets                                 $  --        $ 2,289
                                                            =======      =======

Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be utilized, such that a full valuation allowance has been recorded.

As of December 31, 1997, the Company has Federal net operating loss carryforwards of approximately $2.6 million which expire in 2012. For state tax purposes, the Company has net operating loss carryforwards of approximately $5.2 million which expire in 2002.


NOTE 8 - ACQUISITIONS

Effective April 29, 1997, the Company acquired NetVision Corporation ("NetVision"), a privately held company engaged in the development of very high bandwidth LAN switching and Gigabit Ethernet technologies, at a cost of $6.5 million, including payments to NetVision stockholders, the assumption of certain liabilities, and transaction expenses. Effective March 21, 1996, the Company completed its acquisition of NuCom Systems, Inc. ("NuCom"), a Taiwan-based company, by purchasing all the outstanding shares of NuCom in exchange for $11.2 million in cash, 440,748 shares of the Company's Common Stock valued at $5.3 million, plus product integration costs for an aggregate purchase price of $17.1 million. These transactions were accounted for using the purchase method, and the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair market values at the date of acquisition. In each transaction, the research and development in process represented the estimated current fair market value of specified technologies which had not reached technological feasibility and had no future uses. The results of the operations acquired were included with those of the Company from the date of acquisition. The allocation of the purchase price was as follows (in thousands):

         Acquisition of NetVision:

           Research and development, in process          $  6,462
           Goodwill                                           200
           Assets                                              44
           Liabilities assumed                               (257)
                                                      --------------
               Total                                     $  6,449
                                                      ==============

                            NETWORK PERIPHERALS INC.

         Acquisition of NuCom:
           Research and development, in process          $ 13,032
           Other intangible assets                          1,716
           Cash and cash equivalents                        1,357
           Current assets                                   3,138
           Non-current assets                                 613
           Property and equipment                             479
           Current liabilities assumed                     (3,235)
                                                      -------------
               Total                                     $ 17,100
                                                      =============

           The total purchase price is as follows:
           Cash payment                                  $ 11,158
           Issuance of common stock                         5,342
           Other expenses                                     600
                                                      -------------
               Total                                     $ 17,100
                                                      =============

The pro forma combined results of operations of the Company, NetVision and NuCom for the years ended December 31, 1997 and 1996, as if the acquisitions had occurred at the beginning of the respective years, after giving effect to certain pro forma adjustments, are as follows (in thousands, except per share amount):

                                           1997            1996
           ---------------------------------------------------------
           Net sales                     $  34,798       $  53,080
                                       ============= ===============

           Net income (loss)              $(15,214)      $   1,884
                                       ============= ===============

           Net income (loss) per share:
               Basic                    $    (1.29)     $     0.17
                                       ============= ===============
               Diluted                  $    (1.29)     $     0.16
                                       ============= ===============

The foregoing pro forma results of operations excluded the amortization of goodwill and the write-off of acquired research and development in process resulting from the acquisitions.

NOTE 9 - RESTRUCTURING

In the third quarter of 1997, the Company announced and began to implement a restructuring plan aimed at reducing costs and restoring profitability to the Company's operations. The restructuring plan was necessitated by decreased demand for the Company's products and the Company's adoption of a new strategic direction. These actions resulted in a net charge of approximately $3.7 million to the consolidated statement of operations in 1997. The restructuring actions principally consisted of termination of approximately 70 employees, closure of certain sales and manufacturing facilities, cancellation of the related leases, and write-off of excess manufacturing equipment and goodwill. The Company expects that most of the contemplated restructuring actions will be completed in 1998 and will be financed through working capital. The following table lists the restructuring accrual activities from July 1, 1997 to December 31, 1997 (in thousands):


                                                                    Reduction                  Write-off
                                                      Write-off     in Work     Closure of       Excess
                                                     of Goodwill     Force      Facilities       Assets        Other         Total
                                                     -------------------------------------------------------------------------------
Reserve provided                                      $   962       $   500       $   200       $ 1,500       $   500       $ 3,662
  Reserve utilized in third quarter                      (962)         --            (100)         --            --          (1,062)
  Reserve utilized in fourth quarter                     --            (373)           (8)       (1,122)         (500)       (2,003)
                                                      -------       -------       -------       -------       -------       -------
    Balance at December 31, 1997                      $  --         $   127       $    92       $   378       $  --         $   597
                                                      =======       =======       =======       =======       =======       =======

                                       32

                            NETWORK PERIPHERALS INC.

NOTE 10 - MARKET DATA

The Company operates in one industry segment. Export sales to customers outside of North America represented 26%, 21%, and 25% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively. As a percentage of net sales, export sales to Europe and Asia for 1997, 1996 and 1995 were 11% and 15%; 8% and 13%; and 17% and 8%, respectively.

The following table summarizes the percentage of net sales accounted for by the Company's significant customers with sales of 10% or more:

                                     Years ended December 31,
                                 1997          1996           1995
     ------------------------------------------------------------------
           Customer A            39%            26%           17%
           Customer B             -              -            15%
           Customer C             -             15%           10%
           Customer D             -             12%            -


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no reportable information under this item.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors is included under "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under "Compensation of Executive Officers" and "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement for the 1998 Annual Meeting.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under "Share Ownership by Principal Stockholders and Management" and "Election of Directors" in the Company's Proxy Statement for the 1998 Annual Meeting.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under "Compensation Committee Interlocks and Insider Participation Decisions" in the Company's Proxy Statement for the 1998 Annual Meeting.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


The information required by subsections (a)1 and (a)2 of this item are included in the response to Item 8 of Part III of this Annual Report on Form 10-K.

(a)      Exhibits
          3.1(1)        Amended and Restated Certificate of Incorporation.
          3.2(1)        By-Laws.
          4.1(1)        Fourth Amended and Restated Investor Rights Agreement dated July 15, 1993.
          10.1(1)       Form of Indemnity Agreement for directors and officers.
          10.2(1)       Amended and Restated 1993 Stock Option Plan and forms of agreement thereunder.
          10.3(1)       1994 Employee Stock Purchase Plan.
          10.4(1)       1994 Outside Directors Stock Option Plan and form of agreement thereunder.
          10.9(1)       Facilities Lease dated August 8, 1991 with John Arrillaga,  Trustee, or his Trustee, or his Successor Trustee UTA dated 7/20/77, as amended, and Richard T. Peery,  Trustee, or his Successor
                        Trustee UTA dated 7/20/77, as amended.
          10.12(1)(2)   OEM Purchase Agreement with Network General Corporation dated March 4, 1991.
          10.14(3)      Amendment No. 1, dated June 1, 1994, to Facilities Lease with John Arrillaga,  Trustee, or his Successor Trustee UTA dated 7/20/77,  as amended, and Richard T. Peery,  Trustee, or his Successor
                        Trustee UTA dated 7/20/77, as amended.
          10.18(4)      Purchase  Agreement  among  Network   Peripherals  Inc.,  Network Peripherals,  Ltd., NuCom Systems, Inc.,
                        and the shareholders of NuCom, dated January 31, 1996.
          10.22 (5)     Line of Credit Agreement with Sumitomo Bank dated October 2, 1996.
          10.23 (5)     Agreement with Glenn Penisten dated May 15, 1996.
          10.26 (7)     Purchase  Agreement among Network  Peripherals  Inc.,  NetVision  Corporation,  and the
                        shareholders of NetVision , dated April 29, 1997.
          10.27 (6)     1997 Stock Option Plan.
          10.28 (6)     Amended 1994 Outside Directors Option Plan.
          10.29 (8)     Development  and Purchase  Agreement with Sun  Microsystems,  Inc.,  dated February 25,
                        1994.
          10.30 (8)     Amendment No. 1, dated April 5, 1996, to the  Development  and Purchase  Agreement with
                        Sun Microsystems, Inc.
          10.31 (8)     Amendment No. 2, dated  December 20, 1996, to the  Development  and Purchase  Agreement
                        with Sun Microsystems, Inc.
          10.32 (8)     Corporate Supply Agreement with Sun Microsystems, Inc., dated March 31, 1997.
          10.33 (8)     Amendment,   dated  April  30,  1997,  to  the  Corporate  Supply  Agreement  with  Sun
                        Microsystems, Inc.
          10.34         Modification Agreement,  dated August 29, 1997, to amend  certain  terms  of the  Line of  Credit  Agreement with Sumitomo Bank of California.
          10.35         Second Modification Agreement,  dated November 17, 1997,  to amend certain  terms of the Line of Credit
                        Agreement with Sumitomo Bank of California.
          10.36         Amended and Restated Salary Continuation  Agreement with Pauline Lo Alker dated October
                        31, 1997.
          10.37         Amended and Restated Salary Continuation  Agreement with Robert Hersh dated October 31,
                        1997.
          10.38         Salary Continuation Agreement with Glenn Penisten dated October 31, 1997.
          10.39         Salary Continuation Agreement with Fred Kiremidjian dated October 31, 1997.
          10.40         Salary Continuation Agreement with James Sullivan dated October 31, 1997.
          10.41         Consent of Independent Accountants dated March 27, 1998.
          27            Financial Data Schedule.




(b)      Reports on Form 8-K
         None

         (1)    Incorporated   by   reference  to  the   corresponding   Exhibit  previously filed as an Exhibit to the Registrant's
                Registration Statement on Form S-1 (File No. 33-78350).
         (2)    Confidential treatment has been granted as to part of this Exhibit.
         (3)    Incorporated   by   reference  to  the   corresponding   Exhibit  previously  filed as an  Exhibit to the
                Registrant's  Quarterly  Report on Form 10-Q for the period ended June 30, 1994 (File No.
                0-23970).
         (4)    Incorporated by reference to the Registrant's report on Form 8-K filed on March 31, 1996 (File No. 0-23970).
         (5)    Incorporated by reference to the  corresponding  exhibit in the  Registrant's  Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-23970).
         (6)    Incorporated  by reference to the  corresponding  exhibit in the Registrant's  Quarterly Report on Form 10-Q for the
                period ended June 30, 1997 (File No. 0-23970).
         (7)    Incorporated by reference to the Registrant's report on Form 8-K filed on May 14, 1997 (File No. 0-23970).
         (8)    This exhibit will be submitted with an amendment to Item 14, "Exhibits, Financial Statement Schedules and Reports
                on Form 8-K," of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File
                No. 0-23970). The Registrant intend`s to seek confidential treatment with respect to portions of this Agreement.
                                       36


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NETWORK PERIPHERALS INC.

                                         By: \s\ROBERT HERSH
                                             ----------------------------------
                                             Robert Hersh
                                             Vice President of Operations and
                                             Chief Financial Officer
                                             (Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 Signature                              Title

 \s\  PAULINE LO ALKER                  President, Chief Executive Officer and
--------------------------------            Director (Principal Executive
 Pauline Lo Alker                           Officer)


 \s\  ROBERT HERSH                      Vice President of Operations and
--------------------------------             Chief Financial Officer
 Robert Hersh                                (Principal Financial Officer)


 \s\  CHARLES HART                      Director
--------------------------------
 Charles Hart

 \s\  KENNETH LEVY                      Director
--------------------------------
 Kenneth Levy

 \s\  JOSEPH MARENGI                    Director
--------------------------------
 Joe Marengi

 \s\  GLENN PENISTEN                    Chairman of the Board
--------------------------------
 Glenn Penisten

 \s\  WILLIAM P. TAI                    Director
--------------------------------
 William P. Tai


                                           NETWORK PERIPHERALS INC.

                                       VALUATION AND QUALIFYING ACCOUNTS

                                                (in thousands)

SCHEDULE II


                                                                      Additions
                                                              --------------------------
                                                  Balance at    Charged to   Charged to                   Balance at
                                                   Beginning     Costs and        Other                          End
                                                     of Year      Expenses     Accounts  Deductions          of Year
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1995
    Allowance for doubtful accounts                 $    165    $        -    $      88    $     (53)        $   200
    Allowance for sales returns and other                744             -        1,664       (1,870)            538
   credits
                                               -------------- ------------- ------------ ------------- --------------
     Total allowances for doubtful accounts
     and sales returns                                   909             -        1,752       (1,923)            738

Year ended December 31, 1996
    Allowance for doubtful accounts                      200             -           21          (12)            209
    Allowance for sales returns and other                538             -        6,743       (6,336)            945
   credits
                                               -------------- ------------- ------------ ------------- --------------
     Total allowances for doubtful accounts
     and sales returns                                   738             -        6,764       (6,348)          1,154

Year ended December 31, 1997
    Allowance for doubtful accounts                      209             -          138          (49)            298
    Allowance for sales returns and other                945             -        3,593       (3,652)            886
   credits
                                               -------------- ------------- ------------ ------------- --------------
     Total allowances for doubtful accounts
     and sales returns                               $ 1,154    $        -       $3,731      $(3,701)        $ 1,184
                                               ============== ============= ============ ============= ==============