Form 10-Q
period 1998-03-31
NETWORK PERIPHERALS INC
filed 1998-05-13
CIK 922521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

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

                                  Yes  X   No
                                     -----    -----

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of May 6, 1998 was 12,288,759.

This quarterly report on Form 10-Q consists of 13 pages of which this is page 1. The Exhibit Index starts on page 12.

                            NETWORK PERIPHERALS INC.
                               INDEX TO FORM 10-Q
                              For the quarter ended
                                 March 31, 1998

PART I.  FINANCIAL INFORMATION

Item                                                                           Page
----                                                                           ----
1.       Financial Statements (unaudited):

         Consolidated Balance Sheets - March 31, 1998 and December 31, 1997    3

         Consolidated Statements of Operations - Three Months Ended
            March 31, 1998 and 1997                                            4

         Consolidated Statements of Cash Flows - Three Months Ended
            March 31, 1998 and 1997                                            5

         Notes to Consolidated Financial Statements                            6-8

2.       Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                              9-11


PART II. OTHER INFORMATION

6.       Exhibits and Reports on Form 8-K                                      12

         Signatures                                                            13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                           NETWORK PERIPHERALS INC.
                                    CONSOLIDATED BALANCE SHEETS - UNAUDITED
                                       (in thousands, except share data)

                                                                            March 31,        December 31,
                                                                              1998               1997
                                                                         --------------    ----------------
ASSETS

Current assets:
     Cash and cash equivalents                                              $  14,678         $  16,094
     Short-term investments                                                    14,392            14,371
     Accounts receivable, net of allowance for doubtful accounts and
        returns of $756 and $1,184, respectively                                5,813             5,170
     Inventories                                                                2,504             1,417
     Income tax refund receivable                                               3,959             3,983
     Prepaid expenses and other current assets                                    453               614
                                                                          --------------    ----------------
              Total current assets                                             41,799            41,649
Property and equipment, net                                                     3,819             3,876
Other assets                                                                      319               364
                                                                          --------------    ----------------
                                                                            $  45,937         $  45,889
                                                                          ==============    ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $   3,906         $   1,415
     Accrued liabilities                                                        5,066             5,795
                                                                          --------------    ----------------
              Total current liabilities                                         8,972             7,210
                                                                          --------------    ----------------

Stockholders' equity:
     Preferred Stock, $0.001 par value, 2,000,000 shares authorized;
        no shares issued or outstanding                                             -                 -
     Common Stock, $0.001 par value, 20,000,000 shares authorized;
        12,260,000 and 12,252,000 shares issued and outstanding,
        respectively                                                               12                12
     Additional paid-in capital                                                63,909            63,878
     Accumulated deficit                                                      (26,956)          (25,211)
                                                                          --------------    ----------------
              Total stockholders' equity                                       36,965            38,679
                                                                          --------------    ----------------
                                                                            $  45,937         $  45,889
                                                                          ==============    ================

The accompanying notes are an integral part of these financial statements.

                                       NETWORK PERIPHERALS INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                (in thousands, except per share data)

                                                                         Three Months Ended
                                                                             March 31,
                                                                -------------------------------------
                                                                      1998                1997
                                                                -----------------    ----------------
      Net sales                                                     $  8,020           $  12,005
      Cost of sales                                                    4,651               6,069
                                                                -----------------    ----------------
           Gross profit                                                3,369               5,936
                                                                -----------------    ----------------
      Operating expenses:
           Research and development                                    2,857               2,385
           Marketing and selling                                       1,773               3,853
           General and administrative                                    866               1,270
                                                                -----------------    ----------------
               Total operating expenses                                5,496               7,508
                                                                -----------------    ----------------
      Loss from operations                                            (2,127)             (1,572)
      Interest income                                                    382                 414
                                                                -----------------    ----------------
      Loss before income taxes                                        (1,745)             (1,158)
      Benefit from income taxes                                            -                 404
                                                                -----------------    ----------------
      Net loss                                                      $ (1,745)          $    (754)
                                                                =================    ================


      Net loss per share:
          Basic                                                     $  (0.14)          $   (0.06)
                                                                =================    ================
          Diluted                                                   $  (0.14)          $   (0.06)
                                                                =================    ================

      Weighted average common shares:
          Basic                                                       12,255              12,074
                                                                =================    ================
          Diluted                                                     12,255              12,074
                                                                =================    ================

The accompanying notes are an integral part of these financial statements.

                                       NETWORK PERIPHERALS INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                           Increase (Decrease) in Cash and Cash Equivalents
                                            (in thousands)


                                                                             Three Months Ended
                                                                                  March 31,
                                                                            1998             1997
                                                                        -------------    -------------
Cash flows from operating activities:
    Net loss                                                              $ (1,745)       $    (754)
    Adjustments to reconcile net loss to net cash used in
          operating activities:
       Depreciation and amortization                                           477              619
       Amortization of goodwill                                                 10              104
       Changes in assets and liabilities:
         Accounts receivable                                                  (643)             193
         Inventories                                                        (1,087)            (324)
         Income tax refund receivable                                           24                -
         Prepaid expenses and other assets                                     196             (397)
         Accounts payable                                                    2,491             (303)
         Accrued liabilities                                                  (729)            (410)
                                                                        -------------    -------------
             Net cash used in operating activities                          (1,006)          (1,272)
                                                                        -------------    -------------

Cash flows from investing activities:
    Holdback amount from acquisition                                             -           (1,116)
    Purchases of short-term investments                                        (21)          (2,314)
    Purchases of property and equipment                                       (420)            (540)
                                                                        -------------    -------------
             Net cash used in investing activities                            (441)          (3,970)
                                                                        -------------    -------------

Cash flows from financing activities:
    Proceeds from issuance of Common Stock                                      31              241
                                                                        -------------    -------------
             Net cash provided by financing activities                          31              241
                                                                        -------------    -------------

Effect of exchange rate changes on cash                                          -               56
                                                                        -------------    -------------

Net decrease in cash and cash equivalents                                   (1,416)          (4,945)
Cash and cash equivalents, beginning of period                              16,094           23,523
                                                                        -------------    -------------

Cash and cash equivalents, end of period                                  $ 14,678        $  18,578
                                                                        =============    =============

Supplemental  disclosure  of cash flow  information
    Cash paid during the period for:
       Income taxes                                                       $     20        $       -

The accompanying notes are an integral part of these financial statements.

                            NETWORK PERIPHERALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of March 31, 1998 and December 31, 1997, and the results of its operations and its cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

         Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or for any other future period.

2.       NET LOSS PER SHARE

         Statements of Financial Accounting Standards No. 128, "Earnings Per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on all statements of earnings issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method.

         For the three months ended March 31, 1998 and 1997, the Company incurred net losses, such that the inclusion of potential common shares would result in an antidilutive per share amount. Accordingly, no adjustment is made to basic EPS to arrive at the diluted EPS.

3.       INVENTORIES

         The components of inventories consist of the following (in thousands):

                                             March 31,         December 31,
                                                1998               1997
                                          ---------------    -----------------

                 Raw materials               $     481          $     158
                 Work-in-process                 1,296                898
                 Finished goods                    727                361
                                          ---------------    -----------------
                                             $   2,504          $   1,417
                                          ===============    =================

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.       PROPERTY AND EQUIPMENT, NET

         Property and equipment consist of the following (in thousands):

                                               March 31,         December 31,
                                                  1998               1997
                                            ---------------    -----------------

            Computer and equipment             $   6,459          $   6,918
            Furniture and fixtures                   854                895
            Leasehold improvements                   303                303
                                            ---------------    -----------------
                                                   7,616              8,116
            Accumulated depreciation              (3,797)            (4,240)
                                            ---------------    -----------------
                                               $   3,819          $   3,876
                                            ===============    =================

5.       ACCRUED LIABILITIES

         The components of accrued liabilities consist of the following (in thousands):

                                                 March 31,        December 31,
                                                    1998              1997
                                              --------------    ---------------

            Reserve for contract settlements     $   1,000         $   1,000
            Salaries and benefits                      988             1,750
            Royalty                                    750               746
            Warranty                                   577               513
            Holdback amount from acquisition           456               456
            Restructuring expense                      221               597
            Other                                    1,074               733
                                              --------------    ---------------
                                                  $  5,066          $  5,795
                                              ==============    ===============

6.       RESTRUCTURING

         In the third quarter of 1997, the Company announced and began to implement a restructuring plan aimed at reducing costs and restoring profitability to the Company's operations. The restructuring plan was necessitated by decreased demand for the Company's products and the Company's adoption of a new strategic direction. These actions resulted in a net charge of approximately $3.7 million to the consolidated statement of operations in 1997. The restructuring actions principally consisted of termination of approximately 70 employees, closure of certain sales and manufacturing facilities, cancellation of the related leases, and write-off of excess manufacturing equipment and goodwill. The Company expects that most of the contemplated restructuring actions will be completed in 1998 and will be financed through working capital. The following table lists the restructuring accrual activities from July 1, 1997 to March 31, 1998 (in thousands):

                                            NETWORK PERIPHERALS INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                                                       Write-off
                                              Write-off    Reduction in   Closure of      Excess
                                             of Goodwill    Work Force    Facilities      Assets     Other      Total
                                           --------------------------------------------------------------------------

     Reserve provided                         $    962     $    500       $   200      $  1,500     $  500   $  3,662
       Reserve utilized in third quarter          (962)           -          (100)            -          -     (1,062)
       Reserve utilized in fourth  quarter           -         (373)           (8)       (1,122)      (500)    (2,003)
                                           --------------------------------------------------------------------------

     Balance at December 31, 1997                    -          127            92           378          -        597
       Reserve utilized in first quarter             -         (354)          (22)           -           -       (376)
                                           --------------------------------------------------------------------------

     Balance at March 31, 1998                $      -     $   (227)      $    70      $    378     $    -   $    221
                                           ==========================================================================

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

Results of Operations

Net Sales

Net sales for the three months ended March 31, 1998 (the quarter) were $8.0 million, compared to $12.0 million for the three months ended March 31, 1997 (the comparable quarter). The decline was primarily attributed to decreased shipments of FDDI adapters, and to a lesser extent, lower revenues for Fast Ethernet switching products. The reduction of FDDI adapter shipments reflected a continual decrease in the demand for products based on FDDI technology in a matured market. Although unit shipments of Fast Ethernet switching products increased 75% from the comparable quarter, revenue declined by $424,000, reflective of general price erosion in the swift Ethernet switch market and the Company's introduction of the NuCleus product line, which are low-priced switches in motherboard form.

Sales to OEM customers were $5.4 million for the quarter, or 67% of net sales, a decrease of 32% from the comparable quarter. The balance of the sales were to the distribution channel reflecting a decrease of 35% from the comparable quarter. The quarter's shipments to North America and International customers declined to $5.1 million and $2.9 million, respectively, from $9.0 million and $3.0 million, respectively, in the comparable quarter. The transitioning of the Company's strategy to refocus on OEM customers, combined with decreased demand for FDDI products by North America OEM customers, contributed to the decrease in the North America region.

The Company expects the declining sales of FDDI products and the competitive price pressures on the current Fast Ethernet products to be partially offset by an increase in volume and by the addition of three new switching products to the Fast Ethernet product line, the DS24, the UpLink and the NuLink. However, until shipment of the Company's next generation of switches commences in the latter part of 1998, the Company does not expect significant growth in sales, if any.

Gross Profit/Margin

Gross margin decreased to 42% for the quarter from 49% for the comparable quarter. This decrease was due to competitive price pressures on existing Fast Ethernet products and the introduction of the low-priced NuCleus products, offset in part by decreased amortization of intangible assets. The Company expects that the gross margins will remain at the current level or be slightly lower than the current quarter for the remainder of 1998.

Research and Development

Research and development expense for the quarter was $2.9 million, or 36% of net sales, compared to $2.4 million, or 20% of net sales, for the comparable quarter. The increase in expense is the result of resources expended in the development of the Company's next generation of switching products, designated as NuWave. Expenses included increased staffing, facilities, non-recurring engineering costs and other overhead costs. As the resources allocated to NuWave have reached their planned level, the Company expects expenditures on research and development for the remainder of 1998 to remain consistent in absolute dollars with the current quarter.

Marketing and Selling

Marketing and selling expense for the quarter was $1.8 million, or 22% of net sales, compared to $3.9 million, or 32% of net sales, for the comparable quarter. The decrease in expense was achieved by the reduction in staff and closure of sales offices as part of the Company's restructuring in the third quarter of 1997. The restructuring effort was in alliance with the Company's strategy to refocus on the broadening of its OEM customer base, which requires less sales and marketing resources. With the restructuring actions substantially completed, the Company expects expenditures on marketing and selling for the remainder of 1998 to remain consistent in absolute dollars with the current quarter.

General and administrative

General and administrative expense for the quarter was $866,000, or 11% of net sales, compared to $1.3 million, or 11% of net sales, in the comparable quarter. The decrease in expenditures reflected lower headcount and a reduction in use of outside consultants. The Company expects general and administrative expenditures for the remainder of 1988 to remain consistent in absolute dollars with the current quarter.

Interest Income

Interest income for the quarter was $382,000, compared to $414,000 in the comparable quarter. The decrease was the result of reduced level of invested funds as a result of the acquisition of NetVision Corporation in the second quarter of 1997.

Income Taxes

The Company recorded a 35% tax benefit in the comparable quarter and did not record a tax benefit for the current quarter as the benefit associated with net operating loss carryback credits were completely utilized in 1997. Furthermore, it is uncertain whether or not the net operating loss carryforward credits can be realized in the foreseeable future.

Liquidity and Capital Resources

Cash used in operating activities for the quarter was $1.0 million and was primarily due to a net loss and an increase in inventory, partially offset by an increase in current liabilities. The increase in inventory reflected the ramp-up for anticipated growth in sales of NuCleus products as well as the temporary build-up of inventory during the transition to new turn-key manufacturers. Accordingly, the increase in inventory also contributed to the increase in accounts payable.

Cash used in investing activities for the quarter of $441,000 was primarily for the purchase of capital equipment.

At March 31, 1998, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $29.1 million and its $10 million bank line of credit. As of March 31, 1998, there were no borrowings outstanding under the line of credit. The Company believes that its existing cash, cash equivalents, short-term investments and the bank line of credit will be sufficient to meet the Company's capital and operating requirements for at least the next 12 months.

BUSINESS RISKS

In addition to the factors addressed in the preceding sections, certain characteristics and dynamics of the Company's markets, technologies and operations create risks to the Company's long-term success and to predictable quarterly results. These risks will also affect the Company's ability to achieve the results anticipated by the forward-looking statements contained in this report. The Company's quarterly results have in the past varied and are expected in the future to vary significantly as a result of factors such as the timing and shipment of significant orders, new product introductions or technological advances by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in pricing policies by the Company and its competitors, the mix of distribution channels through which the Company's products are sold, the mix of products sold, the accuracy of resellers' and OEM's forecast of end-user demand, the ability of the Company to obtain sufficient supplies of sole or limited source components for the Company's products, the ability of turnkey manufacturers to meet the Company's demand, and general economic conditions. In response to competitive pressures or new product introductions, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's operating results. In the event of a reduction in the prices of its products, the Company has committed to providing retroactive price adjustments on inventories held by its distributors, which could have the effect of reducing margins and thereby negatively impact operating results. In addition, changes in the mix of products sold and the mix of distribution channels through which the Company's products are sold may cause fluctuations in the Company's gross margins. The Company's expense levels are based, in part, on its expectations of its future revenue and, as a result, net income would be disproportionately affected by a reduction in revenue. Due to the potential quarterly fluctuation in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

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


                                  NETWORK PERIPHERALS INC.

Date: May 13, 1998                By:    \s\  ROBERT HERSH
                                         -----------------
                                         Robert Hersh
                                         Vice President of Operations and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)