Form 10-Q
period 1998-06-30
NETWORK PERIPHERALS INC
filed 1998-08-13
CIK 922521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

                                Yes X     No ____


The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of July 31, 1998 was 12,292,304.

This quarterly report on Form 10-Q consists of 14 pages of which this is page 1. The Exhibit Index starts on page 13.



                            NETWORK PERIPHERALS INC.
                               INDEX TO FORM 10-Q
                              For the quarter ended
                                  June 30, 1998


PART I.  FINANCIAL INFORMATION
------------------------------
Item                                                                               Page
----                                                                               ----

1.       Financial Statements (unaudited):

         Consolidated Balance Sheets - June 30, 1998 and December 31, 1997         3

         Consolidated Statements of Operations - Three and Six Months Ended
            June 30, 1998 and 1997                                                 4

         Consolidated Statements of Cash Flows - Six Months Ended
            June 30, 1998 and 1997                                                 5

         Notes to Consolidated Financial Statements                                6-8

2.       Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                  9-12


PART II.  OTHER INFORMATION
---------------------------
4.       Submission of Matters to a Vote of Security Holders                       13

6.       Exhibits and Reports on Form 8-K                                          13

         Signatures                                                                14



PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

                            NETWORK PERIPHERALS INC.
                     CONSOLIDATED BALANCE SHEETS - UNAUDITED
                        (in thousands, except share data)


                                                                     June 30,  December 31,
                                                                      1998        1997
                                                                    --------    --------

ASSETS

Current assets:
  Cash and cash equivalents                                         $ 11,080    $ 16,094
  Short-term investments                                              15,028      14,371
  Accounts receivable, net of allowance for doubtful accounts and
   returns of $765 and $1,184, respectively                            4,917       5,170
  Inventories                                                          2,903       1,417
  Income tax refund receivable                                         3,546       3,983
  Prepaid expenses and other current assets                              615         614
                                                                    --------    --------
    Total current assets                                              38,089      41,649
Property and equipment, net                                            4,356       3,876
Other assets                                                             483         364
                                                                    --------    --------
                                                                    $ 42,928    $ 45,889
                                                                    ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $  5,231    $  1,415
  Accrued liabilities                                                  3,326       5,795
                                                                    --------    --------
    Total current liabilities                                          8,557       7,210
                                                                    --------    --------

Stockholders' equity:
  Preferred Stock, $0.001 par value, 2,000,000 shares authorized;
   no shares issued or outstanding                                      --          --
  Common Stock, $0.001 par value, 20,000,000 shares authorized;
   12,292,000 and 12,252,000 shares issued and outstanding,
   respectively                                                           12          12
  Additional paid-in capital                                          64,059      63,878
  Accumulated deficit                                                (29,700)    (25,211)
                                                                    --------    --------
    Total stockholders' equity                                        34,371      38,679
                                                                    --------    --------
                                                                    $ 42,928    $ 45,889
                                                                    ========    ========




The accompanying notes are an integral part of these financial statements.

                                       3


                            NETWORK PERIPHERALS INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (in thousands, except per share data)


                                                Three Months Ended                    Six Months Ended
                                                     June 30,                             June 30,
                                         ---------------------------------    ---------------------------------
                                             1998               1997               1998              1997
                                         --------------     --------------    ---------------    --------------
Net sales                                 $  7,250          $  10,637          $  15,270         $  22,643
Cost of sales                                4,309              6,513              8,961            12,583
                                         --------------     --------------    ---------------    --------------
     Gross profit                            2,941              4,124              6,309            10,060
                                         --------------     --------------    ---------------    --------------
Operating expenses:
     Research and development                3,669              2,376              6,527             4,762
     Marketing and selling                   1,621              3,986              3,394             7,839
     General and administrative                819              1,184              1,683             2,455
     Acquired research and
       development in process and
       product integration costs                 -              6,462                  -             6,462
                                         --------------     --------------    ---------------    --------------
         Total operating expenses            6,109             14,008             11,604            21,518
                                         --------------     --------------    ---------------    --------------
Loss from operations                        (3,168)            (9,884)            (5,295)          (11,458)
Interest income                                424                369                806               783
                                         --------------     --------------    ---------------    --------------
Loss before income taxes                    (2,744)            (9,515)            (4,489)          (10,675)
Benefit from income taxes                        -              1,208                  -             1,614
                                         --------------     --------------    ---------------    --------------
Net loss                                  $ (2,744)         $  (8,307)         $  (4,489)        $  (9,061)
                                         ==============     ==============    ===============    ==============


Net loss per share:
    Basic                                 $  (0.22)         $   (0.68)         $   (0.37)        $   (0.75)
                                         ==============     ==============    ===============    ==============
    Diluted                               $  (0.22)         $   (0.68)         $   (0.37)        $   (0.75)
                                         ==============     ==============    ===============    ==============

Weighted average common shares:
    Basic                                   12,282             12,153             12,269            12,114
                                         ==============     ==============    ===============    ==============
    Diluted                                 12,282             12,153             12,269            12,114
                                         ==============     ==============    ===============    ==============



The accompanying notes are an integral part of these financial statements.




                            NETWORK PERIPHERALS INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)



                                                                               Six Months Ended
                                                                     ------------------------------------
                                                                         1998                  1997
                                                                     ----------------    ----------------

Cash flows from operating activities:
  Net loss                                                            $(4,489)                $(9,061)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                                          941                   1,208
   Amortization of goodwill                                                20                     283
   Acquired research and development in process                             -                   6,462
    Changes in assets and liabilities:
    Accounts receivable                                                   253                    (321)
    Inventories                                                        (1,486)                     (7)
    Income tax refund receivable                                          437                       -
    Prepaid expenses and other assets                                    (140)                   (605)
    Accounts payable                                                    3,816                  (1,072)
    Accrued liabilities                                                (2,013)                 (2,343)
                                                                     ----------------    ----------------
      Net cash used in operating activities                            (2,661)                 (5,456)
                                                                     ----------------    ----------------

Cash flows from investing activities:
  Purchases of property and equipment                                  (1,421)                 (1,561)
  Purchases of short-term investments                                    (657)                      -
  Proceeds from sales of short-term investments                             -                   6,022
  Cash paid for acquisition, net of cash acquired                           -                  (6,449)
  Holdback amount from acquisition                                       (456)                      -
                                                                     ----------------    ----------------
      Net cash used in investing activities                            (2,534)                 (1,988)
                                                                     ----------------    ----------------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock                                  181                     667
                                                                     ----------------    ----------------
      Net cash provided by financing activities                           181                     667
                                                                     ----------------    ----------------

Effect of exchange rate changes on cash                                     -                      21
                                                                     ----------------    ----------------

Net decrease in cash and cash equivalents                              (5,014)                 (6,756)
Cash and cash equivalents, beginning of period                         16,094                  23,523
                                                                     ----------------    ----------------

Cash and cash equivalents, end of period                              $11,080                 $16,767
                                                                     ================    ================

Supplemental disclosure of cash flow information
  Cash paid during the period for:
   Income taxes                                                       $    47                 $     -



The accompanying notes are an integral part of these financial statements.


                            NETWORK PERIPHERALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of June 30, 1998 and December 31, 1997, and the results of its operations for the three and six-month periods ended June 30, 1998 and June 30, 1997, and its cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

         Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or for any other future period.

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

         For the three and six months ended June 30, 1998 and 1997, the Company incurred net losses, such that the inclusion of potential common shares would result in an antidilutive per share amount. Accordingly, no adjustment is made to basic EPS to arrive at the diluted EPS.

3.       INVENTORIES

         The components of inventories consist of the following (in thousands):

                                       June 30,         December 31,
                                         1998               1997
                                   ---------------    -----------------

             Raw materials               $  577             $  158
             Work-in-process              1,465                898
             Finished goods                 861                361
                                   ---------------    -----------------
                                         $2,903             $1,417
                                   ===============    =================

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.       PROPERTY AND EQUIPMENT, NET

         Property and equipment consist of the following (in thousands):

                                                      June 30,      December 31,
                                                        1998             1997
                                                     ---------      ------------

             Computer and equipment                   $ 7,371           $ 6,918
             Furniture and fixtures                       860               895
             Leasehold improvements                       305               303
                                                     ---------      ------------
                                                        8,536             8,116
             Accumulated depreciation                  (4,180)           (4,240)
                                                     ---------      ------------
                                                      $ 4,356           $ 3,876
                                                     =========      ============

5.       ACCRUED LIABILITIES

         The components of accrued liabilities consist of the following (in thousands):
                                                      June 30,      December 31,
                                                        1998           1997
                                                     ---------      ------------

             Salaries and benefits                    $ 1,015           $ 1,750
             Reserve for contract settlements              -              1,000
             Royalty                                      750               746
             Warranty                                     510               513
             Holdback amount from acquisition              -                456
             Restructuring expense                         -                597
             Other                                      1,051               733
                                                     ---------      ------------
                                                      $ 3,326           $ 5,795
                                                     =========      ============

6.       RESTRUCTURING

         In the third quarter of 1997, the Company announced and began to implement a restructuring plan aimed at reducing costs and restoring profitability to the Company's operations. The restructuring plan was necessitated by decreased demand for the Company's products and the Company's adoption of a new strategic direction. These actions resulted in a net charge of approximately $3.7 million to the consolidated statement of operations in 1997. The restructuring actions principally consisted of termination of approximately 70 employees, closure of certain sales and manufacturing facilities, cancellation of the related leases, and write-off of excess manufacturing equipment and goodwill. The Company completed the restructuring in the second quarter of 1998. The following table lists the restructuring accrual activities from July 1, 1997 to June 30, 1998 (in thousands):



                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                                                 Write-off
                                            Write-off      Reduction   Closure    Excess
                                                of          in Work      of        Assets   Other      Total
                                             Goodwill        Force    Facilities
                                           ----------- ------------ ---------- ---------- ---------- ----------

          Reserve provided                    $   962     $    500    $   200   $  1,500     $  500   $  3,662
            Reserve utilized in third            (962)           -       (100)         -          -     (1,062)
             quarter
            Reserve utilized in fourth              -         (373)        (8)    (1,122)      (500)    (2,003)
             quarter
                                            ----------- ------------ ---------- ---------- ---------- ----------

          Balance at December 31, 1997              -          127         92        378          -        597
            Reserve utilized in first               -         (354)       (22)         -          -       (376)
             quarter
            Reserve utilized in second              -         (221)         -          -          -       (221)
             quarter
                                            ----------- ------------ ---------- ---------- ---------- ----------

          Balance at June 30, 1998            $     -     $   (448)   $    70   $    378     $    -   $      -
                                            =========== ============ ========== ========== ========== ==========


7.        ACQUISITION

         Effective April 29, 1997, the Company acquired NetVision Corporation ("NetVision"), a privately held company engaged in the development of very high bandwidth LAN switching and Gigabit Ethernet technologies, at a cost of $6.5 million, including payments to NetVision stockholders, the assumption of certain liabilities, and transaction expenses. The transaction was accounted for using the purchase method, and the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair market values at the date of acquisition. The research and development in process represented the estimated current fair market value of specified technologies, which had not reached technological feasibility and had no future uses. The results of the operations acquired were included with those of the Company from the date of acquisition. The allocation of the purchase price was as follows (in thousands):



          Research and development, in process           $  6,462
          Goodwill                                            200
          Assets                                               44
          Liabilities assumed                                (257)
                                                        ------------
              Total                                      $  6,449
                                                        ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The forward-looking statements contained in the following discussion are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The future events described in such statements involve risks and uncertainties, including:

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

   o uninterrupted service by subcontractors;

   o the ability of the Company to recruit, train and retain key personnel, including engineers and other technical professionals;

   o the development of new technologies rendering existing technologies and products obsolete;

   o the economies of countries  where the Company's  products are  distributed;
     and

   o general market conditions.

In evaluating these forward-looking statements, consideration should also be given to the Business Risks discussed in a subsequent section of this interim report.

Results of Operations

Net Sales

Net sales for the three months ended June 30, 1998 (the quarter) were $7.3 million, compared to $10.6 million for the three months ended June 30, 1997 (the comparable quarter). For the six months ended June 30, 1998 (the six month period) and June 30, 1997 (the comparable period), net sales were $15.3 million and $22.6 million, respectively. The decreases for the quarter and the six month period were due to decreased shipments of FDDI adapters, as well as price pressures on Fast Ethernet switching products. The reduction of FDDI adapter shipments reflected a decrease in the demand for products based on FDDI technology in a matured market. Although unit shipments of Fast Ethernet switching products have increased in the six month period from the comparable period, these products have reached the commodity stage in the market, resulting in lower selling prices.

Sales to OEM customers were $5.3 million for the quarter, or 72% of net sales, reflecting a 16% decrease from prior year. For the six month period, OEM sales were $10.6 million, or 69% of net sales, reflecting a 25% decrease from prior year. The balance of the sales was to the distribution channel. For the quarter and the six month period, respective distribution sales were $2.0 million and $4.7 million, reflecting decreases of 54% and 45%, respectively, from prior year. The quarter's shipments to North America and International customers declined to $5.4 million and $1.8 million, respectively, from $8.5 million and $2.2 million in the corresponding periods in 1997. For the six month period, shipments declined to $10.5 million and $4.7 million, respectively, from $17.5 million and $5.2 million in the corresponding periods in 1997. The declines in the OEM and distribution channels and in the geographic regions were attributed to the downturns in the Asia economies, as well as the maturity of the markets in which the Company's products are sold.

The Company expects the declining sales of FDDI products and the competitive price pressures on the current Fast Ethernet products to be partially offset by shipments of its newly introduced DS and DH series products, which offer added features, including full management and auto-sensing capabilities, and lower prices. However, until shipment of the Company's next generation of Gigabit-class switches, NuWave, commences in the first quarter of 1999, the Company does not expect significant growth in sales, if any.

Gross Profit/Margin

Gross margin for the quarter and for the six month period were 41%, compared to 39% and 44% in the corresponding periods in 1997. Competitive price pressures on existing products combined with the introduction of new commodity-like products resulted in the lower margin for the six month period. The Company expects the gross margin for the remainder of 1998 to be relatively consistent with or slightly lower than the current quarter.

Research and Development

Research and development expense for the quarter was $3.7 million, or 51% of net sales, and $2.4 million (net of $168,000 in contract funding), or 22% of net sales, in the comparable quarter. For the six month period in 1998 and 1997, expenses were $6.5 million, or 43% of net sales, and $4.8 million (net of $217,000 in contract funding), or 21% of net sales, respectively. The increase in expense is the result of resources expended in the development of the Company's next generation of switching products, designated as NuWave. Expenses included outside consultants, non-recurring engineering costs, increased staffing, facilities, and other overhead costs. As a result of the 1998 restructuring (see "Restructuring" below), and as the resources allocated to NuWave have reached their planned level, the Company expects expenditures on research and development for the remainder of 1998 to decrease moderately from the current quarter.

Marketing and Selling

Marketing and selling expense for the quarter was $1.6 million, or 22% of net sales, and $4.0 million, or 37% of net sales, in the comparable quarter. For the six month period in 1998 and 1997, expenses were $3.4 million, or 22% of net sales, and $7.8 million, or 35% of net sales, respectively. The decrease in expense was achieved by the reduction in staff and closure of sales offices as part of the Company's restructuring in the third quarter of 1997. The restructuring effort was in alliance with the Company's strategy to refocus on the broadening of its OEM customer base, which requires less sales and marketing resources. With the restructuring actions of 1997, combined with further anticipated expense reduction in 1998, the Company expects expenditures on marketing and selling for the remainder of 1998 to decline from current quarter levels.

General and Administrative

General  and  administrative  expense for the  quarter  was  $819,000,  and $1.2 million in the comparable quarter, representing 11% of net sales in both periods. For the six month period in 1998 and 1997, expenses were $1.7 million, and $2.5 million, respectively, or 11% of net sales in both periods. The decrease in expenditures reflected a reduction in staff and a diminished utilization of outside consultants. The Company expects general and administrative expenditures for the remainder of 1998 to remain comparable in absolute dollars with the current quarter.

Interest Income

Interest income for the quarter and six month period were $424,000 and $806,000, respectively, compared to $369,000 and $783,000, respectively, in the corresponding periods in 1997. The increased return on investments reflects the shift of invested funds from tax exempt securities to quality short-term corporate securities, partially offset by a decrease in the amount of funds invested due to the acquisition of NetVision in 1997.

Income Taxes

The Company did not record a tax benefit for the quarter or for the six month period as the benefit associated with net operating loss carryback credits was completely utilized in 1997 and the realization of carry-forward credits is uncertain.

Restructuring

Effective in the three month period ending September 30, 1998, the Company expects to decrease operating expenses, primarily through a reduction in work force of approximately 13% affecting all functions. The cost of the restructuring is anticipated to be approximately $500,000. At the time of filing this Form 10-Q, details of the restructuring have not been finalized.

Acquisition

Effective April 29, 1997, the Company acquired NetVision Corp. for $6.5 million in cash, using purchase method accounting. The in-process research and development costs of $6.5 million were expensed in the quarter ended June 30, 1997.

Liquidity and Capital Resources

Cash used in operating activities for the six month period was $2.7 million and was primarily due to the net loss and an increase in inventory, partially offset by an increase in current liabilities. The increase in inventory reflected the decreased sales as well as the temporary build-up of inventory for transitioning turn-key manufacturers. Accordingly, the increase in inventory contributed to the increase in current liabilities.

Cash used in investing activities for the six month period was $2.5 million and included the purchase of $1.4 million in capital equipment for engineering purposes, the final payout in the NetVision acquisition, and the purchase of short-term securities.

At June 30, 1998, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $26.1 million and its $10 million bank line of credit. As of June 30, 1998, there were no borrowings outstanding under the line of credit. The Company believes that its existing cash, cash equivalent and short-term investment balances and the bank line of credit will be sufficient to meet the Company's capital and operating requirements for the foreseeable future.

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

PART II.  OTHER INFORMATION
---------------------------
Item 4.  Submission of Matters to a Vote of Security Holders

         (a)      The Company held its Annual Meeting of Stockholders on May 26,
                  1998.

         (b) The election of a Class I director, Joseph Marengi, of the Company for a term expiring in the year 2001 was voted at the Annual Meeting. There were 11,455,104 shares of Common Stock represented in person and by proxy: 10,742,772 votes for, 0 votes against, and 712,332 votes abstained. William Tai, a Class I director due for re-election at the Annual Meeting, chose not to stand for re-election. Subsequent to the Annual Meeting of Stockholders, Michael Gardner was appointed by the Company's Board of Directors to replace William Tai as a member of the Board of Directors; and Pauline Lo Alker and Kenneth Levy have resigned from the Board of Directors.

         (c) On a proposal to approve an amendment to the Company's 1997 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 1,000,000 shares, 3,869,953 shares were voted for the proposal, 1,208,403 shares were voted against the proposal, and 6,376,748 shares abstained. Broker non-votes were counted as abstentions.

         (d) On a proposal to ratify the appointment of Price Waterhouse LLP as the Company's independent accountants for the fiscal year ending December 31, 1998, 11,304,647 shares were voted for the proposal, 107,921 shares were voted against the proposal, and 42,536 shares abstained. Broker non-votes were counted as abstentions.


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


                                    NETWORK PERIPHERALS INC.

Date:  August 13, 1998              By:    \s\   Robert Hersh
                                           ------------------
                                             Robert Hersh
                                             Vice President of Operations and
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)