Form 10-K/A
period 1997-12-31
NETWORK PERIPHERALS INC
filed 1998-08-31
CIK 922521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                                 Title of class
                                  Common Stock

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1998 was $94,251,917 based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

The number of shares of the Registrant's Common Stock outstanding as of March 18, 1998 was 12,260,412.

The  undersigned   registrant  hereby  amends  the  following  items,  financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1997 on Form 10-K as set forth in the pages attached hereto:

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

         The following table sets forth the name and age of each director of the Company, the principal occupation of each during the past five years, and the period during which each has served as a director of the Company:

                                               Principal Occupation                              Director
           Name                             During the Past Five Years                   Age       Since
           ----                             --------------------------                   ---       -----
Joseph Marengi              Mr.  Marengi  has  served on the Board of  Directors          44       1997
                            since July 1997.  Since August 1997, he has been the
                            Senior Vice  President  and  General  Manager of the
                            Relationship Group at Dell Computers. Previously, at
                            Novell, Inc. (Novell), Mr. Marengi held the position
                            of President and Chief Operating Officer from August
                            1996 to  June  1997.  While  at  Novell,  he was the
                            Executive  Vice  President of  Worldwide  Sales from
                            April 1994, a corporate  officer  since August 1993,
                            and Senior Vice President from October 1992.

William Rosenberger         Mr.  Rosenberger has served as the President,  Chief          48       1998
                            Executive  Officer  and a  director  of the  Company
                            since  June  1998.  From  June 1996 to June 1998 Mr.
                            Rosenberger   was  President  and  Chief   Executive
                            Officer of  NetAccess,  Inc.,  an  Internet  sevices
                            company.  From  October  1995 to  December  1995 Mr.
                            Rosenberger was Vice President of sales and business
                            development  for  NetVision,  a networking  company.
                            From March 1993 to June 1995,  Mr.  Rosenberger  was
                            General   Manager  of  ACSYS,   Inc.,   an  Internet
                            consulting and development  company.  Prior to March
                            1993  Mr.   Rosenberger   was  President  and  Chief
                            Executive  Officer of  Netronix,  Inc., a networking
                            hardware designer and manufacturer.

Michael S. Gardner          Mr.  Gardner has served as a director of the Company          53       1998
                            since May 1998.  From  February  1998 to the present
                            Mr.  Gardner has served as Senior Vice  President of
                            Worldwide  Field  Operations  for Sybase,  Inc.,  an
                            information   management   software  company.   From
                            November 1996 to February 1998 Mr. Gardner was Chief
                            Operating  Officer  for ACT  Networks,  a  wide-area
                            network access products manufacturer.  From May 1995
                            to  November  1996  Mr.  Gardner  was  President  of
                            Whittaker   Communications   (formerly   Hughes  LAN
                            Systems),  a networking company.  From April 1993 to
                            April 1995 Mr.  Gardner was Senior Vice President of
                            Worldwide  Sales  for  UB  Networks,   a  networking
                            company.

Steven Bell                 Mr.  Bell has  served as a director  of the  Company          44       1998
                            since July 1998.  From May 1998 to the  present  Mr.
                            Bell has  served as  President  and Chief  Executive
                            Officer of the Silicon Valley  Networking Lab, Inc.,
                            of networking  industry  products  testing  company.
                            From  September  1993 to  April  1998  Mr.  Bell was
                            founder and  President of Bell  Consulting,  Inc., a
                            networking  products marketing company.  From August
                            1992 to August 1993 Mr. Bell was Vice  President  of
                            Marketing  for  Make  Systems,  Inc.,  a  networking
                            software company.




Glenn Penisten              Mr. Penisten has served as the Chairman of the Board          66       1996
                            of Directors since June 1996.  Since September 1985,
                            he has been a partner of Alpha  Partners,  a venture
                            capital  firm.  He has  served  as  Chief  Executive
                            Officer for  several  leading  technology  companies
                            including;  Superconductor Technologies,  Inc., from
                            May 1987 to June 1988; American Microsystems,  Inc.,
                            from  July   1976  to   December   1984,   and  Data
                            Transmission  Co., from February 1972 to April 1976.
                            Mr.  Penisten has also held director level positions
                            at Dataproducts Corporation,  Sanders Associates and
                            Gould,  Inc.  He served as a  corporate  officer  at
                            Texas   Instruments,   Inc.,  and  chairman  of  the
                            American  Electronics   Association.   Mr.  Penisten
                            currently serves as director for Ikos Systems,  Bell
                            Microproducts,  Pinnacle Systems, and Superconductor
                            Technologies, Inc.

Charles Hart                Mr. Hart has served on the Board of Directors  since          60       1996
                            November  1996.  From February 1998, he has been the
                            Chief Executive  Officer and a director of Micronics
                            Computers Inc., a supplier of advanced system boards
                            for high-performance  personal computers. From April
                            1997  through   February  1998,  he  served  as  the
                            Executive Vice President,  Business Development, for
                            the Company.  From August 1995 to May 1997, he was a
                            founding  board  member  of InsWeb  Corporation,  an
                            internet  technology  company providing a vertically
                            integrated marketplace for the insurance industry on
                            the World  Wide Web.  From  July 1992  through  July
                            1995, he was President and Chief  Executive  Officer
                            of Semaphore Communications Corporation. Previously,
                            he


                            held  positions  of  President  and Chief  Executive
                            Officer with Phaser Systems and Etak, Inc.


         There are no family relationships among any directors or officers of the Company.

Board Meetings and Committees

         The Board of Directors of the Company held a total of 9 meetings and took action by written consent two times during the fiscal year ended December 31, 1997. No director participated in fewer than 75% of all such meetings and actions of the Board of Directors and the committees, if any, upon which such director served.

         The Board of Directors has an Audit Committee and a Compensation Committee. It does not have a Nominating Committee or a committee performing the functions of a Nominating Committee. The functions of a Nominating Committee are performed by the Board of Directors as a whole.

         The Audit Committee of the Board of Directors, consisting of directors Mr. Levy and Mr. Penisten, met 4 times during fiscal 1997. The Audit Committee recommends engagement of the Company's independent accountants, and is primarily responsible for reviewing and approving the scope of the audit and other services performed by the Company's independent accountants and for reviewing and evaluating the Company's accounting principles and its systems of internal accounting controls.

         The Compensation Committee of the Board of Directors, which consists of directors Joseph Marengi and William Tai, held two meetings and took action by written consent two times during fiscal 1997. Director Ann Bowers, who resigned from the Board of Directors in May 1997, also served as a member of the Compensation Committee for a portion of 1997. The terms of office of Mr. Marengi and Mr. Tai will expire at the 1998 Annual Meeting. The new members of the Compensation Committee are anticipated to be Mr. Hart and Mr. Marengi. The Compensation Committee reviews and approves the Company's executive compensation policy, and reviews and approves grants of options to employees under the Company's 1997 Stock Plan. The Compensation Committee also approved two stock option repricings effective July 25, 1997 and October 31, 1997. See "Report of Compensation Committee on Executive Compensation."

Compensation of Directors

         Directors who are not employees of the Company (an "Outside Director") are entitled to receive a director fee of $4,000 per fiscal quarter so long as they remain directors of the Company. Directors do not receive any additional or special remuneration for their service on any of the committees established by the Board of Directors.

         Non-employee directors are eligible to participate in the Company's 1994 Outside Directors Stock Option Plan. The Outside Directors Plan, as amended, provides for the automatic granting of nonstatutory stock options to Outside Directors of the Company. Each continuing Outside Director will automatically be granted an option to purchase 5,000 shares of Common Stock on the date of each annual meeting of stockholders. Each new Outside Director will automatically be granted an option to purchase 15,000 shares of Common Stock on their date of election.

         During 1997, the Company granted nonstatutory options to director Ms. Alker for 66,667 shares (inclusive of the effects of the repricing - See "Report of the Compensation Committee on Executive Compensation - Chief Executive Officer Compensation"), pursuant to the 1993 Stock Option Plan. In addition, Mr. Hart, Mr. Levy and Mr. Tai were each granted nonstatutory stock options for 5,000 shares and Mr. Marengi was granted 15,000 shares under the 1994 Outside Directors Stock Option Plan, as amended

                                OTHER INFORMATION

Share Ownership by Principal Stockholders and Management

         The following table sets forth the beneficial ownership of Common Stock of the  Company  as of March 31,  1998 by:  (a) each  director;  (b) each of the officers named in the Summary  Compensation  Table ("Named  Officers");  (c) all
directors  and executive  officers as a group;  and (d) each person known to the
Company who beneficially owns 5% or more of the outstanding shares of its Common
Stock.  The number and  percentage  of shares  beneficially  owned is determined under  rules  of  the  Securities  and  Exchange  Commission  ("SEC"),  and  the
information is not necessarily  indicative of beneficial ownership for any other purpose. Under such rules,  beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment  power and also any shares which the individual has the right to acquire within 60 days of March 31,
1998 through the exercise of any stock option or other right.  To the  Company's knowledge,  the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially  owned by them, subject  to  community  property  laws  where  applicable  and  the  information contained in the footnotes to this table.  A total of  12,260,412  shares of the
Company's Common Stock were issued and outstanding as of March 31, 1998.
                                                                         ------------------------------------
                                                                              Shares Beneficially Owned
------------------------------------------------------------------------ ------------------ -----------------
                                 Name                                         Number            Percent
------------------------------------------------------------------------ ------------------ -----------------
Seneca Ventures (1).............................................               1,030,000        8.2%
------------------------------------------------------------------------ ------------------ -----------------
Pauline Lo Alker (2)........................................                     755,498        6.0%
------------------------------------------------------------------------ ------------------ -----------------
Glenn Penisten (3)........................................                       135,813        1.1%
------------------------------------------------------------------------ ------------------ -----------------
Fred Kiremidjian (3)...........................................                   37,500         *
------------------------------------------------------------------------ ------------------ -----------------
Kenneth Levy (4)...............................................                   28,302         *
------------------------------------------------------------------------ ------------------ -----------------
Oliver Szu (3)...................................................                 20,919         *
------------------------------------------------------------------------ ------------------ -----------------
Robert Hersh (3)................................................                  13,541         *
------------------------------------------------------------------------ ------------------ -----------------
William Tai (3).............................................                      10,186         *
------------------------------------------------------------------------ ------------------ -----------------
Charles Hart (3).............................................                      7,604         *
------------------------------------------------------------------------ ------------------ -----------------
James Sullivan (3)....................................................             7,292         *
------------------------------------------------------------------------ ------------------ -----------------
Joseph Marengi ..................................................                      0         *
------------------------------------------------------------------------ ------------------ -----------------
Donald Morrison (5)..........................................                          0         *
------------------------------------------------------------------------ ------------------ -----------------
Derek Obata (5).............................................                           0         *
------------------------------------------------------------------------ ------------------ -----------------
All directors and current executive officers as a group (6)                    1,016,655        8.1%
------------------------------------------------------------------------ ------------------ -----------------

* Less than 1%
(1) Based on information contained in the Schedule 13D filed by the above entity and other members of a group of which that entity is a part, including Woodland Venture Group, Woodland Partners, Barry Rubenstein, and Marilyn Rubenstein.
(2) Includes 36,000 shares held by a trust for the benefit of Ms. Alker's son, as to which shares Ms. Alker disclaims beneficial ownership; and 114,498 shares issuable upon the exercise of outstanding stock options which were exercisable at the Record Date or within 60 days thereafter.


(3) Includes the following number of shares issuable upon the exercise of outstanding stock options which were exercisable at the Record Date or within 60 days thereafter held by the following persons: Mr. Penisten, 115,555 shares; Mr. Kiremidjian, 37,500 shares; Mr. Hersh, 13,541 shares; Mr. Szu, 18,747 shares; Mr. Tai, 10,186 shares; Mr. Hart, 7,604 shares; and Mr. Sullivan, 7,292 shares.
(4) Includes 24,366 shares held by Mr. Levy as the trustee of a family trust; and 3,936 shares issuable upon the exercise of outstanding stock options which were exercisable at the Record Date or within 60 days thereafter.
(5) Mr. Morrison and Mr. Obata are included in the Summary Compensation Table but are former executive officers of the Company. They do not hold any outstanding stock options exercisable at the Record Date or within 60 days thereafter.
(6) Includes 328,859 shares issuable upon exercise of outstanding stock options which were exercisable at the Record Date or within 60 days thereafter.

                       COMPENSATION OF EXECUTIVE OFFICERS

Summary of Cash and Certain Other Compensation

         The following table sets forth certain information concerning the compensation of the Company's Chief Executive Officer, the three other most highly compensated executive officers of the Company (collectively the "Named
Officers")  whose salary and bonus for the year ended December 31, 1997 exceeded
$100,000, and two former executive officers of the Company whose salary and bonus exceeded $100,000, but who were not executive officers at December 31, 1997.

                           SUMMARY COMPENSATION TABLE
                                               ----------------------------------- ----- ---------------------------
                                                                                           LongTerm Compensation
                                                      Annual Compensation                          Awards
------------------------------------- ------- -------------- ----- -------------- ----- ----------------------------
              Name and                                                                     Securities Underlying
         Principal Position             Year      Salary              Bonus(1)               Options/SARs(#)(1)
-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------
Pauline Lo Alker                        1997        $175,000             $149,048             286,667       (4)
-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------
  President and CEO                     1996        $175,000             $ 49,500             280,000       (5)
-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------
                                        1995        $161,250             $ 42,601              80,000       (5)
-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------

-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------
Fred Kiremidjian                        1997        $183,656             $ 45,150             300,000       (6)
-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------
  VP of NuWave Group                    1996        $ 80,881                    -             200,000       (6)
-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------

-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------
Oliver Szu                              1997        $160,000             $199,235  (3)        150,000       (7)
-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------
  VP of NuCleus Group                   1996        $ 83,978                    -              50,000       (7)
-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------

-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------
Robert Hersh                            1997        $111,781                    -             150,000       (8)
-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------
  VP of Operations and CFO
-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------

-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------
Derek Obata                             1997        $174,175   (2)       $ 15,000              10,000       (11)
-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------
  (former VP of Sales)                  1996        $166,190   (2)              -             100,000    (9)(11)
-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------
                                        1995        $ 20,327             $    109              35,000    (9)(11)
-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------

-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------
Donald Morrison                         1997        $136,153   (2)       $ 68,760              37,500        (11)
-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------
  (former VP of Marketing)              1996        $152,501   (2)       $ 28,500             100,000    (10)(11)
-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------
                                        1995        $ 93,750             $  5,101              50,000    (10)(11)
-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------

-------------------------------------- ------- -------------- ----- -------------- ----- ------------- -------------

(1) From time to time, the Compensation Committee reviews the performance of the executive officers and may award cash bonuses and/or stock options to officers. Bonuses paid in 1997 were earned in 1996. Fiscal year 1996 bonuses include a portion of bonus amounts earned in 1995. No bonus for 1997 will be awarded, other than the bonus paid to Oliver Szu pusuant to the acquisition of NuCom Systems, Inc. in 1996.


(2) Includes commission payments to the following persons: Mr. Morrison, $50,436 and $17,501 for 1997 and 1996, respectively; Mr. Obata, $50,330 and
     $28,690 for 1997 and 1996 respectively.
(3) Includes bonus payment of $140,000 in accordance with the agreement relating to the acquisition of NuCom Systems Inc. in 1996.
(4)  Option to  purchase  an  aggregate  of 66,667  shares was issued  10/31/97, replacing option to purchase 100,000 shares granted 3/6/97. Option to purchase an aggregate of 120,000 shares issued 10/31/97 replaces option to purchase 180,000 shares granted 9/18/96 (see Note (5) below). Refer to "Report of the Compensation Committee on Executive Compensation--Chief Executive Officer Compensation."
(5) Option to purchase an aggregate of 180,000 shares was issued 9/18/96, replacing option to purchase 100,000 shares granted 4/9/96 and option to purchase 80,000 shares granted in 1995. Refer to "Report of the Compensation Committee on Executive Compensation--Chief Executive Officer Compensation."
(6) Option to purchase 250,000 shares was issued 10/31/97, replacing option to purchase 50,000 shares granted 3/6/97 and 200,000 shares granted 6/3/96. Refer to "Report of the Compensation Committee on Executive Compensation--Repricing of Options."
(7) Option to purchase 100,000 shares was issued 10/31/97, replacing option to purchase 50,000 shares granted 3/21/96 and option to purchase 50,000 shares granted 3/6/97. Refer to "Report of the Compensation Committee on Executive Compensation--Repricing of Options."
(8) Option to purchase 50,000 shares was issued 10/31/97, replacing option to purchase 50,000 shares granted 4/21/97. Refer to "Report of the Compensation Committee on Executive Compensation--Repricing of Options."
(9) Option to purchase an aggregate of 35,000 shares was issued 1/19/96, replacing an option to purchase 35,000 shares granted in 1995.
(10) Option to purchase an aggregate of 50,000 shares was issued 1/19/96, replacing an option to purchase 50,000 shares granted in 1995.
(11) These options expired without being exercised three months after termination of the officers' employment by the Company prior to December 31, 1997.

Option Grants in Last Fiscal Year

         The following table sets forth details  regarding stock options granted to the Named Officers in 1997. The Company granted no stock appreciation  rights in 1997.  In  addition,  in  accordance  with SEC  rules,  the  table  shows the hypothetical  gains or  "option  spreads"  that would  exist for the  respective options.  These gains are based on assumed rates of annual  compound stock price appreciation  of 5% and 10% from the date the options were granted over the full option term.  The actual value,  if any, an executive may realize will depend on the spread  between  the  market  price and the  exercise  price on the date the option is exercised.
                      -------------------------------------------------------
                                        Individual Grants
--------------------- -------------- --------------- ----------- ------------ ------------------------------
                        Number of      Percent of                              Potential Realizable Value
                       Securities    Total Options   Exercise                  at Assumed Annual Rates of
                       Underlying      Granted to    or Base                  Stock Price Appreciation for
                         Options      Employees in     Price     Expiration          Option Term (5)
--------------------- -------------- --------------- ----------- ------------ --------------- --------------
        Name            Granted *     Fiscal Year      ($/Sh)       Date          5% ($)        (10% ($)
--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------
Pauline Lo Alker             66,667  (1)       1.4%     $  4.94      3/06/07      $  190,153     $  472,955
--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------
                            120,000  (1)       2.5%     $  4.94      9/18/06      $  321,393     $  788,985
--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------
                            100,000  (1)       2.1%     $ 14.00     10/31/97               -              -
--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------

--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------
Fred Kiremidjian            200,000  (2)       4.2%     $  4.94       6/3/06      $  514,026     $1,251,534
--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------
                             50,000  (2)       1.0%     $  4.94       3/6/07      $  142,614     $  354,715
--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------
                             50,000  (2)       1.0%     $ 14.00     10/31/97               -              -
--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------

--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------
Oliver Szu                   50,000  (3)       1.0%     $  4.94       3/6/07      $  146,742     $  367,267
--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------
                             50,000  (3)       1.0%     $  4.94      3/21/06      $  124,812     $  302,171
--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------
                             50,000  (3)       1.0%     $ 14.00     10/31/97               -              -
--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------

--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------
Robert Hersh                 50,000  (4)       1.0%     $  4.94      4/21/07      $  145,017     $  361,984
--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------
                             50,000            1.0%     $  5.69     11/14/07      $  178,842     $  453,221
--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------
                             50,000  (4)       1.0%     $  9.13     10/31/97               -              -
--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------

--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------
Derek Obata                  10,000            0.2%     $ 14.00     12/25/97               -              -
--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------

--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------
Donald Morrison              37,500            0.8%     $ 14.00      9/13/97               -              -
--------------------- -------------- ---- ---------- ----------- ------------ --------------- --------------

* Executive Officers who were employees of the Company at October 31, 1997 were offered the right to reprice their options to the market price at that date. Refer to "Report of the Compensation Committee on Executive Compensation - Repricing of Options."
(1) Option to purchase 66,667 shares granted on 10/31/97 replaced option to purchase 100,000 shares granted on 3/6/97. Option to purchase 120,000 shares granted on 10/31/97 replaced option to purchase 180,000 shares granted on 9/18/96.
(2) Option to purchase 200,000 shares granted on 10/31/97 replaced option to purchase 200,000 shares granted on 6/3/96. Option to purchase 50,000 shares granted on 10/31/97 replaced option to purchase 50,000 shares granted on 3/6/97.


(3) Option to purchase 50,000 shares granted on 10/31/97 replaced option to purchase 50,000 shares granted on 3/6/97. Option to purchase 50,000 shares granted on 10/31/97 replaced option to purchase 50,000 shares granted on 3/21/96.
(4) Option to purchase 50,000 shares granted on 10/31/97 replaced options to purchase 50,000 shares granted on 4/21/97.
(5) The potential gain is calculated based on the fair market value of the Company's Common Stock on the date of grant, which is equal to the closing price reported on the Nasdaq National Market. These amounts only represent certain assumed rates of appreciation as established by the SEC. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Company and overall stock market conditions. There can be no assurance that the amounts reflected in this table or the associated rates of appreciation will be achieved.

Aggregated Option Exercises and Fiscal Year End Option Values

         The following table sets forth certain information concerning options exercised by the Named Officers during 1997, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and nonexercisable stock options as of year-end. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Company's Common Stock.

                      ----------- ----------- ----------------------------------- ------------------------------
                      Shares      Value        Number of Securities Underlying
                      Acquired    Realized      Unexercised Options at FY end         Value of In-the-Money
                          On          On                    (#)(1)                    Options at FY End (2)
--------------------- ----------- ----------- ----------------- ----------------- ------------- ----------------
        Name          Exercise    Exercise     Exercisable(1)    Unexercisable    Exercisable    Unexercisable
--------------------- ----------- ----------- ----------------- ----------------- ------------- ----------------
Pauline Lo Alker               -           -            80,054           178,613     $ 481,019        $ 447,449
--------------------- ----------- ----------- ----------------- ----------------- ------------- ----------------
Fred Kiremidjian               -           -            12,499           237,501     $  28,904        $ 549,221
--------------------- ----------- ----------- ----------------- ----------------- ------------- ----------------
Oliver Szu                     -           -             6,248            93,752     $  14,449        $ 216,802
--------------------- ----------- ----------- ----------------- ----------------- ------------- ----------------
Robert Hersh                   -           -             8,333            91,667     $  13,020        $ 180,730
--------------------- ----------- ----------- ----------------- ----------------- ------------- ----------------
Derek Obata                    -           -                 -                 -             -                -
--------------------- ----------- ----------- ----------------- ----------------- ------------- ----------------
Donald Morrison                -           -                 -                 -             -                -
--------------------- ----------- ----------- ----------------- ----------------- ------------- ----------------

(1) A portion of these options were immediately exercisable at the date of grant, but shares purchased upon exercise of unvested options are subject to repurchase at the option of the Company at their original issuance price based upon the scheduled vesting period.
(2) Market value of underlying securities, based on the closing price of the Company's Common Stock, as reported by the Nasdaq National Market System, on December 31, 1997 of $7.25, minus the exercise price.

Employment Agreements and Change in Control Arrangements

     Management Salary Continuation Agreements

         In November 1997 the Company amended Salary Continuation Agreements with Pauline Lo Alker and Robert Hersh and entered into a Salary Continuation Agreement with Fred Kiremidjian. These agreements provide that in the event the individual is terminated, including "constructive termination" by demotion, relocation or reduction of the salary of the individual, beginning 30 days prior to public announcement and ending one year after the "change in control" of the Company, the individual would be entitled to continued salary and bonus payments for a period of six months for Mr. Kiremidjian, one year for Mr. Hersh, and two years for Ms. Alker. Each executive would also be entitled to continued medical coverage by the Company during the period of salary continuation, unless the executive is covered by another employer's group health plan. In addition, the Salary Continuation Agreements provide for the acceleration of all options to purchase shares of the Company's Common Stock granted to that individual prior to the "change of control".

         The 1997 Stock Plan provides that the Board of Directors may, in its sole discretion, accelerate the vesting and the ability to exercise options held by executive officers in the event of a change of control of the Company.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

         During 1997, no members of the Compensation Committee were officers or employees of the Company or any of its subsidiaries.

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors (the "Committee") is comprised of non-employee directors. The Committee is responsible for setting and administering policies governing compensation of executive officers. The Committee reviews the performance and compensation levels for executive officers, sets salary and bonus levels and makes option grants under the Company's Option Plans other than the 1994 Outside Directors Stock Option Plan.

Compensation Policies

         The goals of the Company's executive officer compensation policies are to attract, retain and reward executive officers who contribute to the Company's success, to align executive officer compensation with the Company's performance and to motivate executive officers to achieve the Company's business objectives. The Company uses salary, bonuses and stock options to achieve these goals. The Committee reviews various available data, including compensation surveys, to enable the Committee to compare the Company's compensation package with that of other high technology companies of similar size and growth rates in the Company's geographic area.

Compensation Components

         Salaries are set for each executive officer with reference to a range of salaries for comparable positions among high technology companies of similar size, growth rate and location. Annual salary adjustments take into account achievements of individual executive officers during the prior fiscal year as measured against key Company-wide objectives set each year by the Board of Directors, as well as the executive officers' performance of their individual responsibilities. Each Committee member weighs objective and subjective performance factors and a consensus is obtained through discussion. The Compensation Committee also considered relative levels of responsibility among the executive officers in attempting to reach equitable and appropriate projected compensation levels.

         Cash incentive compensation is provided through participation in the Company's executive bonus plan. The Committee determines the amount of an individual's bonus based on subjective judgment of the Company's financial performance (which, for 1997, were based primarily upon revenue and gross margin) and the achievement of established goals.

         During 1997, the Compensation Committee completed the process of awarding bonuses based on 1996 performance. Depending on the perceived achievement of individual goals, bonuses to executive officers for 1996 resulted in payments ranging from 11% to 85% of base salaries for 1996. These bonuses were paid in 1997 and are reflected in the Summary Compensation Table as compensation received in 1997.

         The Committee strongly believes that equity ownership by executive officers provides incentives to build stockholder value and aligns the interests of executive officers with the stockholders. The size of an initial option grant to an executive officer has generally been determined with reference to comparable equity compensation offered by similarly-sized high technology companies for similar positions, the responsibilities and expected future contributions of the executive officer, as well as recruitment considerations. In determining the size of subsequent grants, the Committee has considered the individual executive officer's performance during the previous fiscal year, the expected contributions during the coming year, the amount of options already held and the level of recent grants. Option grants to executive officers during 1997 were based upon available data concerning option grants to executive officers of companies of similar size, growth and location and a review of recent grants. The Committee believes that future subsequent option grants, with vesting schedules of up to four years, will provide strong incentives for executive officers to remain with the Company.

Repricing of Options

         Employee stock options are an important element of compensation for the Company and have been used to attract, retain and motivate its workforce. The Committee believes that the Company's success in the future will depend in large part on its ability to attract, retain and motivate a number of highly skilled personnel and that the competition for such personnel is intense. The Committee also believes it is important and cost-effective to provide equity incentives to employees and other service providers of the Company to improve the Company's performance and the value of the Company to its stockholders.

         In July 1997, the Committee reviewed the impact of the decline in price of the Company's Common Stock and determined that most of the employee options, which had been previously granted at prices above the then current market price of $7.00 per share, were significantly less likely to serve their purposes of retaining and motivating employees. Furthermore, the Committee determined that many existing, experienced employees would be likely to perceive an inequity in comparison to recently hired personnel granted stock options with exercise prices set at the current, lower fair market value of Common Stock.

         The Committee determined that it was in the best interest of the Company and its stockholders to restore incentive for employees and other service providers to remain with the Company and to exert their maximum efforts on behalf of the Company. The Committee did not believe it was necessary, at the time, to reprice the stock options of corporate officers or directors of the Company. Therefore, the Committee approved the repricing of stock options to a fair market value represented by the closing price of the Company's Common Stock on July 25, 1997, with the condition that vesting of all such repriced options would recommence according to the terms of the original stock option agreement.

         In October 1997, the Committee again reviewed the impact of further declines in the market price of the Company's Common Stock to $4.94 per share. The Company's voluntary employee turnover rate was approximately twice that of its industry peer group and the Committee was concerned that a further loss of key employees, including officers, could adversely impact new product development schedules and revenue growth. Therefore, the Committee approved the repricing of stock options to a fair market value represented by the closing price of the Company's Common Stock on October 31, 1997, with the condition that vesting of all such repriced options would recommence according to the terms of the original stock option agreement.

         Certain of the Company's executive officers were beneficiaries of the repricing actions in 1997 as described in the Ten-Year Option/SAR Repricing table below. Participants in the October 1997 repricing agreed to recommence vesting of their outstanding options as a condition for the shares to be repriced. Additionally, Ms. Alker agreed to cancel one-third, or 93,333 of her repriced options.

                       TEN-YEAR OPTION/SAR REPRICING TABLE
--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------
                                    Number of                    Market                                  Length of
                                   Securities     Number of     Price of     Exercise                  Original Term
                                   Underlying     Securities    Stock at     Price at    New           Remaining at
                                     Options        After        Time of      Time of    Exercise    Date of Repricing
        Name             Date       Repriced      Repricing     Repricing    Repricing     Price
--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------

Pauline Lo Alker      10/31/97          100,000        66,667      $  4.94       $14.00      $ 4.94       9 years
--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------
                      10/31/97          180,000       120,000      $  4.94       $15.00      $ 4.94       9 years
--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------
                      9/18/96           100,000       100,000      $ 15.00       $13.25      $15.00      10 years
--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------
                      9/18/96            80,000        80,000      $ 15.00       $20.00      $15.00       9 years
--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------

--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------
Fred Kiremidjian      10/31/97           50,000        50,000      $  4.94       $14.00      $ 4.94       9 years
--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------
                      10/31/97          200,000       200,000      $  4.94       $18.63      $ 4.94       9 years
--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------

--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------
Robert Hersh          10/31/97           50,000        50,000      $  4.94       $ 9.13      $ 4.94       9 years
--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------

--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------
James Sullivan        10/31/97           50,000        50,000      $  4.94       $ 7.13      $ 4.94      10 years
--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------

--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------
Oliver Szu            10/31/97           50,000        50,000      $  4.94       $14.00      $ 4.94       9 years
--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------
                      10/31/97           50,000        50,000      $  4.94       $14.00      $ 4.94       8 years
--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------

--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------
Donald Morrison (1)   1/19/96            50,000        50,000      $ 12.00       $21.88      $12.00       9 years
--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------

--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------
Derek Obata (1)       1/19/96            35,000        35,000      $ 12.00       $13.88      $12.00       9 years
--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------

--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------
John Chan (1)         1/19/96            60,000        60,000      $ 12.00       $23.00      $12.00       9 years
--------------------- ----------- -------------- ------------- ------------ ------------ ----------- ------------------

(1) Mr. Morrison, Mr. Obata and Mr. Chan terminated their employment with the Company prior to December 31, 1997. Accordingly, these options expired without being exercised.
(2)

Chief Executive Officer Compensation

         The Compensation of the Chief Executive Officer is based upon the same criteria outlined above for the other executive officers of the Company. While the Chief Executive Officer makes recommendations about the compensation levels, goals and performance of the other executive officers, she does not participate in the discussions regarding her compensation or performance.

         In 1997, Ms. Alker received a base salary of $175,000 and awarded a cash bonus of $149,000 based on her individual performance and the performance of the Company in 1996. In March 1998, the Company and Ms. Alker agreed to terminate her employment and her position as a director of the Company, effective upon the hiring of a successor for those positions. In consideration for Ms. Alker's agreeing to remain in her current positions until such time, and in recognition for her leadership of the Company and seven years of dedicated service to Company, the Committee awarded Ms. Alker severance of one year's base salary. In addition, the Committee agreed to grant immediate vesting of all her outstanding stock options at the time a successor is hired.

Qualifying Compensation

         The Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code ("Section 162(m)") adopted under the Federal Revenue Reconciliation Act of 1993. Section 162(m) disallows a tax deduction for any publicly-held corporation for certain executive officers' compensation exceeding $1 million per person in any taxable year unless it is "performance based" within the meaning of Section 162(m). Since to date the cash compensation plus restricted stock vesting of each of the Company's executive officers has been below the $1 million threshold and since the Committee believes that any options granted under the Company's option plan will meet the requirement of being performance-based under the provisions of Section 162(m), the Committee believes that Section 162(m) will not reduce the tax deduction available to the Company for fiscal year 1997 or prior years. The Company's policy is, to the extent reasonable, to qualify its executive officers' compensation for deductibility under the applicable tax laws.


STOCK PERFORMANCE GRAPH

Five-Year Stockholder Return Comparison

         The graph below compares the cumulative total return on the Company's Common Stock for the end of each six month periods since the initial public offering in June 1994 compared to the CRSP Total Return Index for the Nasdaq Stock Market (US companies), an indicator of broad market performance, and the CRSP Total Return Index for the Nasdaq Computer Manufacturer Stocks (SIC 357), an indicator of the market performance of this sector. The stock price performance shown on the graph below is not necessarily indicative of future price performance.

                      Cumulative Comparison of Total Return

[The following descriptive data is supplied in accordance with Rule 304(d) of Regulation S-T]

                            [GRAPHIC OMITTED]

NPI
STOCK PERFORMANCE GRAPH FOR '98 PROXY
--------------------------------------------------------------------------------------------------------------------------------
                                            6/28/94   12/30/94    6/30/95   12/31/95    6/30/96   12/31/96   6/30/97   12/31/97
--------------------------------------------------------------------------------------------------------------------------------
NPI                                             $100        $445      $356        $192      $280       $290      $115       $118
--------------------------------------------------------------------------------------------------------------------------------
Nasdaq U.S. Market                              $100        $108      $134        $152      $172       $187      $209       $230
--------------------------------------------------------------------------------------------------------------------------------
Nasdaq Computer Manufacturers                   $100        $141      $181        $222      $257       $298      $323       $360
--------------------------------------------------------------------------------------------------------------------------------

* Assumes $100 invested on June 28, 1994 in the Company's Common Stock and in each index listed above.
**   Data points are as of the last business day of the respective month.
*** The total return for the Company's Common Stock and the indices used assumes the reinvestment of dividends for securities on which dividends are paid. Dividends have never been declared on the Company's Common Stock.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


The information required by subsections (a)1 and (a)2 of this item are included in the response to Item 8 of Part III of this Annual Report on Form 10-K.

(a)      Exhibits
          3.1(1)        Amended and Restated Certificate of Incorporation.
          3.2(1)        By-Laws.
          4.1(1)        Fourth Amended and Restated Investor Rights Agreement dated July 15, 1993.
          10.1(1)       Form of Indemnity Agreement for directors and officers.
          10.2(1)       Amended and Restated 1993 Stock Option Plan and forms of agreement thereunder.
          10.3(1)       1994 Employee Stock Purchase Plan.
          10.4(1)       1994 Outside Directors Stock Option Plan and form of agreement thereunder.
          10.9(1)       Facilities Lease dated August 8, 1991 with John Arrillaga,  Trustee, or his Trustee, or his Successor Trustee UTA dated 7/20/77, as amended, and Richard T. Peery,  Trustee, or his Successor
                        Trustee UTA dated 7/20/77, as amended.
          10.12(1)(2)   OEM Purchase Agreement with Network General Corporation dated March 4, 1991.
          10.14(3)      Amendment No. 1, dated June 1, 1994, to Facilities Lease with John Arrillaga,  Trustee, or his Successor Trustee UTA dated 7/20/77,  as amended, and Richard T. Peery,  Trustee, or his Successor
                        Trustee UTA dated 7/20/77, as amended.
          10.18(4)      Purchase  Agreement  among  Network   Peripherals  Inc.,  Network Peripherals,  Ltd., NuCom Systems, Inc.,
                        and the shareholders of NuCom, dated January 31, 1996.
          10.22 (5)     Line of Credit Agreement with Sumitomo Bank dated October 2, 1996.
          10.23 (5)     Agreement with Glenn Penisten dated May 15, 1996.
          10.26 (7)     Purchase  Agreement among Network  Peripherals  Inc.,  NetVision  Corporation,  and the
                        shareholders of NetVision , dated April 29, 1997.
          10.27 (6)     1997 Stock Option Plan.
          10.28 (6)     Amended 1994 Outside Directors Option Plan.
          10.29 (8)     Development  and Purchase  Agreement with Sun  Microsystems,  Inc.,  dated February 25,
                        1994.
          10.30 (8)     Corporate Supply Agreement with Sun Microsystems, Inc., dated March 31, 1997.
          10.31 (9)     Modification Agreement,  dated August 29, 1997, to amend  certain  terms  of the  Line of  Credit  Agreement with Sumitomo Bank of California.
          10.32 (9)     Second Modification Agreement,  dated November 17, 1997,  to amend certain  terms of the Line of Credit
                        Agreement with Sumitomo Bank of California.
          10.33 (9)     Amended and Restated Salary Continuation  Agreement with Pauline Lo Alker dated October
                        31, 1997.
          10.34 (9)     Amended and Restated Salary Continuation  Agreement with Robert Hersh dated October 31,
                        1997.
          10.35 (9)     Salary Continuation Agreement with Glenn Penisten dated October 31, 1997.
          10.36 (9)     Salary Continuation Agreement with Fred Kiremidjian dated October 31, 1997.
          10.37 (9)     Salary Continuation Agreement with James Sullivan dated October 31, 1997.
          10.38 (9)     Consent of Independent Accountants dated March 27, 1998.
          27    (9)     Financial Data Schedule.




(b)      Reports on Form 8-K
         None

         (1)    Incorporated   by   reference  to  the   corresponding   Exhibit  previously filed as an Exhibit to the Registrant's
                Registration Statement on Form S-1 (File No. 33-78350).
         (2)    Confidential treatment has been granted as to part of this Exhibit.
         (3)    Incorporated   by   reference  to  the   corresponding   Exhibit  previously  filed as an  Exhibit to the
                Registrant's  Quarterly  Report on Form 10-Q for the period ended June 30, 1994 (File No.
                0-23970).
         (4)    Incorporated by reference to the Registrant's report on Form 8-K filed on March 31, 1996 (File No. 0-23970).
         (5)    Incorporated by reference to the  corresponding  exhibit in the  Registrant's  Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-23970).
         (6)    Incorporated  by reference to the  corresponding  exhibit in the Registrant's  Quarterly Report on Form 10-Q for the
                period ended June 30, 1997 (File No. 0-23970).
         (7)    Incorporated by reference to the Registrant's report on Form 8-K filed on May 14, 1997 (File No. 0-23970).
         (8)    The Registrant has filed portions of these  agreements  separately  with the Commission and has requested that those portions be afforded confidential treatment.
         (9)    Filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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