Form 10-Q
period 1998-09-30
NETWORK PERIPHERALS INC
filed 1998-11-05
CIK 922521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

     (Mark One)
         [X] Quarterly report pursuant to Section 13 or 15(d) of the  Securities
                              Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                                       or

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

                                    Yes       No X
                                       ----     ----

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of September 30, 1998 was 12,292,304.

This quarterly report on Form 10-Q consists of 14 pages of which this is page 1. The Exhibit Index starts on page 13.



                            NETWORK PERIPHERALS INC.
                               INDEX TO FORM 10-Q
                              For the quarter ended
                               September 30, 1998


PART I.  FINANCIAL INFORMATION

Item                                                                                            Page
1.       Financial Statements (unaudited):

         Consolidated Balance Sheets - September 30, 1998 and December 31, 1997                    3

         Consolidated Statements of Operations - Three and Nine Months Ended
            September 30, 1998 and 1997                                                            4

         Consolidated Statements of Cash Flows - Nine Months Ended
            September 30, 1998 and 1997                                                            5

         Notes to Consolidated Financial Statements                                              6-8

2.       Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                               9-12


PART II.  OTHER INFORMATION

6.       Exhibits and Reports on Form 8-K                                                         13

         Signatures                                                                               14



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            NETWORK PERIPHERALS INC.
                                     CONSOLIDATED BALANCE SHEETS - UNAUDITED
                                        (in thousands, except share data)

                                                                            September 30,        December 31,
                                                                                 1998                1997
                                                                           -----------------    ---------------
ASSETS

Current assets:
     Cash and cash equivalents                                                    $ 9,308          $16,094
     Short-term investments                                                        16,600           14,371
     Accounts receivable, net of allowance for doubtful accounts and
        returns of $697 and $1,184, respectively                                    3,323            5,170
     Inventories                                                                    3,996            1,417
     Income tax refund receivable                                                      22            3,983
     Prepaid expenses and other current assets                                        515              614
                                                                           -----------------    ---------------
              Total current assets                                                 33,764           41,649
Property and equipment, net                                                         4,906            3,876
Other assets                                                                          447              364
                                                                           -----------------    ---------------
                                                                                  $39,117          $45,889
                                                                           =================    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $ 3,776          $ 1,415
     Accrued liabilities                                                            2,971            5,795
                                                                           -----------------    ---------------
              Total current liabilities                                             6,747            7,210
                                                                           -----------------    ---------------

Stockholders' equity:
     Preferred Stock, $0.001 par value, 2,000,000 shares authorized;
        no shares issued or outstanding                                                 -                -
     Common Stock, $0.001 par value, 20,000,000 shares authorized;
        12,292,000 and 12,252,000 shares issued and outstanding,
        respectively                                                                   12               12
     Additional paid-in capital                                                    64,060           63,878
     Accumulated deficit                                                          (31,702)         (25,211)
                                                                           -----------------    ---------------
              Total stockholders' equity                                           32,370           38,679
                                                                           -----------------    ---------------
                                                                                  $39,117          $45,889
                                                                           =================    ===============

The accompanying notes are an integral part of these financial statements.



                                            NETWORK PERIPHERALS INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                      (in thousands, except per share data)


                                                 Three Months Ended                   Nine Months Ended
                                                   September 30,                        September 30,
                                          ---------------------------------    ---------------------------------
                                               1998              1997               1998              1997
                                          --------------     --------------    ---------------    --------------
Net sales                                   $ 6,423              $ 5,578          $21,693           $28,221
Cost of sales                                 3,818                9,286           12,778            21,869
                                          --------------     --------------    ---------------    --------------
     Gross profit                             2,605               (3,708)           8,915             6,352
                                          --------------     --------------    ---------------    --------------
Operating expenses:
     Research and development                 2,893                2,526            9,420             6,398
     Marketing and selling                    1,333                3,212            4,727            11,051
     General and administrative                 752                  728            2,437             4,074
     Acquired research and
       development in process and
       product integration costs                  -                    -                -             6,462
     Restructuring expense                        -                3,662                -             3,662
                                          --------------     --------------    ---------------    --------------
         Total operating expenses             4,978               10,128           16,584            31,647
                                          --------------     --------------    ---------------    --------------
Loss from operations                         (2,373)             (13,836)          (7,669)          (25,295)
Interest income                                 372                  418            1,178             1,201
                                          --------------     --------------    ---------------    --------------
Loss before income taxes                     (2,001)             (13,418)          (6,491)          (24,094)
Benefit from income taxes                         -                1,912                -             3,526
                                          --------------     --------------    ---------------    --------------
Net loss                                    $(2,001)            $(11,506)         $(6,491)         $(20,568)
                                          ==============     ==============    ===============    ==============


Net loss per share:
    Basic                                   $ (0.16)            $  (0.94)         $ (0.53)         $  (1.69)
                                          ==============     ==============    ===============    ==============
    Diluted                                 $ (0.16)            $  (0.94)         $ (0.53)         $  (1.69)
                                          ==============     ==============    ===============    ==============

Weighted average common shares:
    Basic                                    12,292               12,191           12,277            12,140
                                          ==============     ==============    ===============    ==============
    Diluted                                  12,292               12,191           12,277            12,140
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

                            NETWORK PERIPHERALS INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)



                                                         Nine Months Ended
                                                        --------------------
                                                          1998       1997
                                                        --------    --------
Cash flows from operating activities:
Net loss                                                $ (6,491)   $(20,568)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                              1,450       1,853
Amortization of goodwill                                      30       1,340
Acquired research and development in process                   -       6,462
Changes in assets and liabilities:
Accounts receivable                                        1,847       3,259
Inventories                                               (2,579)      6,680
Income tax refund receivable                               3,961           -
Prepaid expenses and other assets                            (14)     (2,181)
Accounts payable                                           2,361        (271)
Accrued liabilities                                       (2,368)     (1,291)
                                                        --------    --------
Net cash used in operating activities                     (1,803)     (4,717)
                                                        --------    --------

Cash flows from investing activities:
Purchases of property and equipment                       (2,480)     (2,538)
Purchases of short-term investments                       (2,229)
Proceeds from sales of short-term investments                  -      15,350
Cash paid for acquisition, net of cash acquired                -      (6,449)
Holdback amount from acquisition                            (456)          -
                                                        --------    --------
Net cash provided by (used in) investing activities       (5,165)      6,363
                                                        --------    --------

Cash flows from financing activities:
Proceeds from issuance of Common Stock                       182         729
                                                        --------    --------
Net cash provided by financing activities                    182         729
                                                        --------    --------

Effect of exchange rate changes on cash                        -        (160)
                                                        --------    --------

Net increase (decrease) in cash and cash equivalents      (6,786)      2,215
Cash and cash equivalents, beginning of period            16,094      23,523
                                                        --------    --------

Cash and cash equivalents, end of period                $  9,308    $ 25,738
                                                        ========    ========

Supplemental disclosure of cash flow information
Cash paid during the period for:
Income taxes                                                 $53         $87


The accompanying notes are an integral part of these financial statements.

                            NETWORK PERIPHERALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of September 30, 1998 and December 31, 1997, and the results of its operations for the three and nine-month periods ended September 30, 1998 and September 30, 1997, and its cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

         Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or for any other future period.

2.       NET LOSS PER SHARE

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on all statements of earnings issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method.

         For the three and nine months ended September 30, 1998 and 1997, the Company incurred net losses, such that the inclusion of potential common shares would result in an antidilutive per share amount. Accordingly, no adjustment is made to basic EPS to arrive at the diluted EPS.

3.       INVENTORIES

         The components of inventories consist of the following (in thousands):

                                  September 30, 1998   December 31, 1997
                                  -----------------    -----------------

               Raw materials            $1,339               $  158
               Work-in-process             745                  898
               Finished goods            1,912                  361
                                  -----------------    -----------------
                                        $3,996               $1,417
                                  =================    =================

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.       PROPERTY AND EQUIPMENT, NET

         Property and equipment consist of the following (in thousands):

                                          September 30, 1998   December 31, 1997
                                          -----------------    -----------------

               Computer and equipment           $7,970              $ 6,918
               Furniture and fixtures            1,339                  895
               Leasehold improvements              304                  303
                                          -----------------    -----------------
                                                 9,613                8,116
               Accumulated depreciation         (4,707)              (4,240)
                                          -----------------    -----------------
                                                $4,906              $ 3,876
                                          =================    =================

5.       ACCRUED LIABILITIES

         The components of accrued liabilities consist of the following (in thousands):

                                      September 30, 1998   December 31, 1997
                                      -----------------    -----------------

      Salaries and benefits                 $1,054              $ 1,750
      Reserve for contract settlements           -                1,000
      Royalty                                  500                  746
      Warranty                                 415                  513
      Holdback amount from acquisition           -                  456
      Restructuring expense                      -                  597
      Other                                  1,002                  733
                                      -----------------    -----------------
                                            $2,971               $5,795
                                      =================    =================

6.       RESTRUCTURING

         In the third quarter of 1997, the Company announced and began to implement a restructuring plan aimed at reducing costs and restoring profitability to the Company's operations. The restructuring plan was necessitated by decreased demand for the Company's products and the Company's adoption of a new strategic direction. These actions resulted in a net charge of approximately $3.7 million to the consolidated statement of operations in 1997. The restructuring actions principally consisted of termination of approximately 70 employees, closure of certain sales and manufacturing facilities, cancellation of the related leases, and write-off of excess manufacturing equipment and goodwill. The Company completed the restructuring in the second quarter of 1998. The following table lists the restructuring accrual activities from July 1, 1997 to September 30, 1998 (in thousands):



                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




                                            Write-off     Reduction  Closure    Write-off
                                               of          in Work     of       of Excess
                                             Goodwill       Force   Facilities   Assets      Other     Total
                                            -------------------------------------------------------------------

        Reserve provided                        $ 962        $ 500      $ 200     $1,500      $500     $3,662
          Reserve utilized in third
           quarter                               (962)           -       (100)         -         -     (1,062)
          Reserve utilized in fourth
           quarter                                  -         (373)        (8)    (1,122)     (500)    (2,003)
                                            -------------------------------------------------------------------

        Balance at December 31, 1997                -          127         92        378         -        597
          Reserve utilized in first
           quarter                                  -         (354)       (22)         -         -       (376)
          Reserve utilized in second
           quarter                                  -         (221)         -          -         -       (221)
                                            -------------------------------------------------------------------

        Balance at September 30, 1998           $   -        $(448)     $  70     $  378      $  -     $    -
                                            ===================================================================

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



        Research and development, in process               $6,462
        Goodwill                                              200
        Assets                                                 44
        Liabilities assumed                                  (257)
                                                        ------------
            Total                                          $6,449
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

Results of Operations

Net Sales

Net sales for the three months ended September 30, 1998 (the quarter) were $6.4 million, compared to $5.6 million for the three months ended September 30, 1997 (the comparable quarter). For the nine months ended September 30, 1998 (the nine-month period) and September 30, 1997 (the comparable period), net sales were $21.7 million and $28.2 million, respectively. The increase in net sales for the quarter from the comparable quarter was due to increased shipments of higher priced FDDI adapters to OEM customers, as well as increased unit shipments of Fast Ethernet switching products. However, net sales in the nine-month period declined from the comparable period reflecting an overall decrease in demand for products based on FDDI technology in a matured market.

Sales to OEM customers increased by 14% for the quarter to $4.2 million from the comparable quarter, but decreased by 17% for the nine-month period to $14.8 million from the comparable period. The quarterly increase primarily reflected the addition of the Fast Ethernet commodity products introduced in 1998 targeting OEM customers. The descending nine-month trend was attributed to the general decline in demand for FDDI products, which was partially offset by shipments of the Fast Ethernet commodity products.

Distribution sales were $2.2 million for the quarter, an increase of 17% from the comparable quarter, and $6.9 million for the nine-month period, a decrease of 34% from the comparable period.

Sales in the North America region during the quarter increased to $4.6 million in the quarter from $3.3 million in the comparable quarter, while sales to the Asia and Europe regions decreased to $1.8 million in the quarter from $2.2 million in the comparable quarter. For the nine-month period, sales in the North America region and sales in the Asia and Europe regions declined to $15.1 million and $6.6 million, respectively, from $20.8 million and $7.4 million in the corresponding periods in 1997.

Adjustments to inventory levels by North America distributors in the comparable quarter accounted for the increase in quarterly sales in the distribution channel and the North America region. The maturity of the markets in which the Company's products are sold, as well as the downturn of the Asian economies, were primary contributors for the decline in sales for the nine-month period.

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

Gross Profit/Margin

Gross margin for the quarter and for the nine-month period was 41%, compared to negative 66% and 23% in the comparable quarter and period, respectively. The negative gross margin in the comparable quarter was primarily due to a write-off of slow-moving and obsolete inventories totaling $5.1 million and one-time charges associated with the transfer of production of FDDI products to external turnkey manufacturers. Accordingly, these charges had a significant negative impact to the gross margin in the comparable period. The Company expects the gross margin for the fourth quarter of 1998 to be relatively consistent with the quarter.

Research and Development

Research and development expense was $2.9 million for the quarter and $2.5 million in the comparable quarter, representing 45% of net sales in both periods. For the nine-month period and the comparable period, expenses were $9.4 million, or 43% of net sales, and $6.4 million (net of $217,000 in contract funding), or 23% of net sales, respectively. The increase in expenses was the result of resources expended in the development of the Company's next generation of switching products, designated as NuWave. Expenses included outside consultant fees, non-recurring engineering costs, increased staffing, facilities, and other overhead costs. In addition, the Company incurred approximately $500,000 during the quarter in connection with the elimination of certain non-critical personnel in research and development, in an effort to further streamline the operations. The Company expects expenditures on research and development in the fourth quarter of 1998 to remain comparable in absolute dollars with the quarter, as reduction in personnel costs is likely to be offset by the planned increase in non-recurring engineering costs.

Marketing and Selling

Marketing and selling expense was $1.3 million, or 21% of net sales, for the quarter and $3.2 million, or 58% of net sales, in the comparable quarter. For the nine-month period and the comparable period, expenses were $4.7 million, or 22% of net sales, and $11.1 million, or 39% of net sales, respectively. The decrease in expense was achieved by the reduction in staff and closure of sales offices as part of the Company's restructuring in the third quarter of 1997. The restructuring effort was in alliance with the Company's strategy to refocus on the broadening of its OEM customer base, which requires less sales and marketing resources. The Company expects expenditures on marketing and selling in the fourth quarter of 1998 to remain comparable in absolute dollars with the quarter.

General and Administrative

General and administrative expense was $752,000, or 12% of net sales, for the quarter and $728,000, or 13% of net sales, in the comparable quarter. For the nine-month period and the comparable period , expenses were $2.4 million, or 11% of net sales, and $4.1 million, or 14% of net sales, respectively. The decrease in expenditures for the nine-month period, as compared to the comparable period, reflected a reduction in staff and a diminished utilization of outside consultants. The Company expects general and administrative expenditures in the fourth quarter of 1998 to remain comparable in absolute dollars with the quarter.

As a result of completing the implementation of an ERP system, and enhancements made to the information system infrastructure in 1997, the Company's systems in Milpitas (the Company's headquarters) are substantially year 2000 compliant. The Company is in the process of assessing the compliance of its remote sites in Asia, Europe and New York, as well as the compliance of its vendors. The remaining cost to fully complete the conversion is expected to be immaterial.

Acquired Research and Development in Process

Effective April 29, 1997, the Company acquired NetVision Corporation for $6.5 million in cash, using purchase method accounting. The in-process research and development costs of $6.5 million were expensed in the quarter ended June 30, 1997.

Restructuring

During the third quarter of 1997, the Company incurred a charge of $3.7 million for the restructuring of its business. The restructuring consisted of a reduction in work force, closure of certain sales and manufacturing facilities, cancellation of the related leases, and write-off of excess manufacturing equipment and goodwill.

Interest Income

Interest income for the quarter and the nine-month period were $372,000 and $1.2 million, respectively, compared to $418,000 and $1.2 million, respectively, in the corresponding periods in 1997. The decrease in interest income for the quarter, compared to the comparable quarter, was due to overall lower rate of return on investments and lower invested fund balance in 1998. The Company earned comparable interest income for the nine-month period in 1998 and the comparable period in 1997, despite lower funds invested in 1998. This higher rate of return reflected the shift of short-term investments in tax-exempt securities to taxable corporate securities in July 1997.

Income Taxes

The Company did not record a tax benefit for the quarter or for the nine-month period, as the tax benefit associated with the net operating loss carryback credits was completely utilized in 1997 and the realization of net operating loss carryforward credits is uncertain.

Liquidity and Capital Resources

Cash used in operating activities for the nine-month period was $1.8 million and was primarily attributable to the net loss for the nine-month period of $6.5 million and an increase in inventories of $2.6 million, partially offset by the collection of income tax refunds of approximately $4 million, a decrease in accounts receivable of $1.8 million, and non-cash charges of depreciation of $1.4 million. The increase in inventories reflected the decrease in sales as well as the build-up of inventories for transitioning turnkey manufacturers.

Cash used in investing activities for the nine-month period was $5.2 million and was attributable to purchases of capital equipment for engineering purposes of $2.5 million, purchases of short-term investments of $2.2 million, and the final payment of $456,000 for the acquisition of NetVision Corporation.

As of September 30, 1998, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $25.9 million in total and its $5 million bank line of credit. As of September 30, 1998, there were no borrowings outstanding under the line of credit. The Company believes that its existing cash, cash equivalent and short-term investment balances and the bank line of credit will be sufficient to meet the Company's capital and operating requirements for the foreseeable future.

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

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K


         (a)      Exhibits          Description of Document
                  --------          ------------------------

                  27                Financial Data Schedule.



         (b)      Reports on Form 8-K
                  -------------------

                  None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     NETWORK PERIPHERALS INC.


Date:  November 4, 1998                              By:  \s\   Wilson Cheung
                                                        ------------------------
                                                        Wilson Cheung
                                                        Chief Financial Officer
                                                       (Principal Financial and
                                                        Accounting Officer)