Form 10-K
period 1998-12-31
NETWORK PERIPHERALS INC
filed 1999-03-22
CIK 922521

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                                 Title of class
                                  Common Stock

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 5, 1999 was $82,541,679 based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

The number of shares of the Registrant's Common Stock outstanding as of March 5, 1999 was 12,342,681.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its annual meeting of stockholders to be held on April 29, 1999 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                            NETWORK PERIPHERALS INC.

                                    FORM 10-K

                                TABLE OF CONTENTS


PART I                                                                      Page

ITEM 1.  Business............................................................  3

ITEM 2.  Properties..........................................................  9

ITEM 3.  Legal Proceedings...................................................  9

ITEM 4.  Submission of Matters to a Vote of Security Holders.................  9


PART II

ITEM 5.  Market for the Registrant's Common Stock and Related
             Stockholder Matters............................................. 10

ITEM 6.  Selected Financial Data............................................. 11

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................... 12

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.......... 16

ITEM 8.  Financial Statements and Supplementary Data......................... 17

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure............................................ 33


PART III

ITEM 10. Directors and Executive Officers of the Registrant.................. 34

ITEM 11. Executive Compensation.............................................. 34

ITEM 12. Security Ownership of Certain Beneficial Owners and Management...... 34

ITEM 13. Certain Relationships and Related Transactions...................... 34


PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..... 35


         Signatures.......................................................... 37

         Supplemental Schedule............................................... 38

                                     PART I

ITEM 1. BUSINESS

Network Peripherals Inc. (the "Company") was incorporated in California in March 1989 and reincorporated in Delaware in June 1994. The Company's principal office is located at 1371 McCarthy Boulevard, Milpitas, California 95035, and its telephone number is (408) 321-7300.


BUSINESS

The Company designs, manufactures, markets and supports a full range of 10/100/1000 Layer 2 and Layer 3 Ethernet switching products for workgroups, wiring closets and network backbones, and a full range of high performance FDDI adapters and switches. These products are designed to increase the available bandwidth and enhance the performance of corporate and departmental networks. The Company delivers the most advanced high-speed network technologies to preserve its customer's existing Ethernet investments.

The Company introduced its first FDDI network adapter products in 1990 and has since established a leading share of the installed FDDI adapter market. The Company also introduced its first FDDI concentrator product in 1991 and began commercial shipments of its first FDDI LAN (local area network) switching product, the EIFO series, in the first quarter of 1994. In 1995, the Company announced its Fast Ethernet product line and made initial shipments of its Fast Ethernet LAN switching products in early 1996. In 1997, the Company introduced switches designed to interconnect workgroups to enterprise backbone networks, switches with 10/100 auto-sensing features, and standard and custom OEM adapters based on the industry standard PCI bus architecture. In the price-sensitive market for Layer 2 switches, the Company in 1998 developed and shipped a full range of 12-port, 16-port and 24-port Fast Ethernet hubs and switches with advanced management features.

In March 1996, the Company acquired NuCom Systems, Inc. ("NuCom"), a Taiwan-based networking company focused on Fast Ethernet switching products. This acquisition enabled the Company to introduce a number of new Layer 2 Fast Ethernet switching products during that year. A majority of the Company's current Fast Ethernet product offerings are based on the switch architecture developed by the research and development activities in Taiwan.

In April 1997, the Company acquired NetVision Corporation ("NetVision"), a privately held company located in Long Island, New York. NetVision specialized in the development of very high bandwidth Layer 3 LAN switching and gigabit Ethernet technologies. This acquisition positioned the Company to develop its next generation of Ethernet switching products to be introduced in mid-1999.

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

The information in the following paragraphs contains forward-looking statements describing new products that are expected to be available for shipment to the Company's customers during 1999. The successful completion and shipment of these products is subject to a number of uncertainties, including verification testing to confirm that the products meet the Company's standards for quality, reliability and interoperability; availability of components; pricing actions by competitors that may render it unprofitable to introduce the products; market acceptance of the products; and the emergence or broad acceptance of new technologies that may render the products obsolete.

In the early stages of 1999, the Company once again consolidated its product development efforts to better leverage core competencies and to bring consistency and continuity to these efforts. Although the Company will continue its sustaining engineering efforts of its legacy products, especially support of its OEM base, the bulk of its engineering resources will concentrate on development efforts to bring the NuWave Architecture Layer 3 gigabit family of switches to market. The Company intends to introduce gigabit Ethernet solutions aimed at the small-to-medium enterprises (SME) in mid-1999.

NuSwitch Product Line

Network Adapter Products

The Company's line of FDDI network adapters connects high-performance servers or desktop computers directly to 100 Mbps FDDI networks. The adapters support both fiber and unshielded twisted pair (UTP) copper wiring and are available for popular platform bus architectures, including SBus and PCI. Customized versions have been developed for resale under OEM arrangements with Sun Microsystems and Network Associates. The adapters and software developed for Sun Microsystems are based on the Company's standard SBus architecture and PCI architecture. They support Sun Microsystems' SPARC and UltraSPARC work station and server product lines, including their current lines of PCI based workstations. The Network Associates product is a customized version of the Company's PCI adapter with enhanced features for use with the Network Associates Sniffer Network Analyzer.

The Company's adapters incorporate software drivers for leading network operating systems including Novell NetWare, Microsoft NT, and Sun Microsystems' Solaris. The Company provides a standard set of diagnostics, connection management (CMT) and station management (SMT) software tools. CMT software continuously monitors network connections for bit errors and network faults, while SMT software provides network management and gathering of network performance statistics.

LAN Switching Products

LAN Switches. In 1998, the Company added a number of new Fast Ethernet LAN switching products to its NuSwitch product line that offers solutions ranging from desktop to backbone connectivity, including the DS-12A and the DS-16, both Layer 2 Ethernet switches. These two products are 10/100Mbps auto-sensing, 12-port and 16-port switches, with optional connections to either fiber or UTP. They are designed to satisfy the requirements of mission critical networks running high-demand applications in campus environments.

LAN Network Management Software. The Company believes that network management software is an important tool for network administrators who need to manage, maintain and control the operation of client/server remotely. The Company provides standards-based network management software in all of its managed products. The Company's LAN switching products come standard with SNMP and RMON software that allows its switches to be configured and monitored from a management station. In 1998, the Company introduced some revisions to its NuSight SNMP management platform, which now provides RMON Manager tools for network diagnostics and performance monitoring. NuSight 2.0 provides a graphical view of the switching product to enable the network administrator to manage network connections and configuration, gather statistics to monitor network traffic and plan for future growth. It operates in a Microsoft Windows environment, including Windows 95, Windows NT Workstation 4.0 and Windows NT Server 4.0.

The Company intends to introduce a number of new products in 1999 based on its revolutionary NuWave Architecture. NuWave products will be aimed at the rapidly growing Layer 3 Fast Ethernet and gigabit switching markets. These products will be high-density, low cost 10/100/1000 auto-sensing switches for use in departmental networks and large corporate backbone networks.

NuWave Product Line

NuWave is an innovative line of Ethernet, Fast Ethernet, and gigabit Ethernet solutions being designed for the SME market based on technology and ASICs developed primarily by the Company.

The NuWave product family is expected to consist of very high bandwidth switching platforms in flexible, "building block" form that offer high-density switched/hub ports that are stackable and scaleable in performance and configurations for networks up to 1,500 nodes with complex and stringent network requirements. Networks of this scale require reliability, scalability and flexibility since as many as 30% of their nodes move or change annually. Thus, the devices themselves need to be intelligent, fault-tolerant and flexible in their configurations while being affordable and simple to use.

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

The NuWave switching family, with a very high bandwidth architecture and flexible configuration plus a comprehensive collection of advanced switching and network management functionalities, offers networking and system OEM customers a next generation switching platform. The Company plans to use the NuWave Architecture product line to penetrate the rapidly emerging gigabit and stackable Layer 2/3 10/100 Ethernet switching market in 1999.


MARKETING, SALES AND SUPPORT

The Company sells its product worldwide through OEMs, VARs, distributors and system integrators. As of December 31, 1998, the Company employed 24 full-time technically trained marketing, sales and support personnel located in the United States, the Netherlands, Singapore and Taiwan. These personnel, in addition to traditional marketing and sales functions, are responsible for initiating and developing relationships with major end-user accounts and with OEM leaders in the computer networking industry. The Company believes that such relationships are crucial to early development and deployment of optimal solutions for network applications.

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

In addition to North America, the Company's products are currently distributed internationally, primarily in Europe and Asia. The Company has international sales offices in the Netherlands, Taiwan and Singapore. Sales to customers outside of North America represented 31% of the Company's net sales in 1998. The geographic regions with the major portions of export sales in 1998, and the approximate respective percentages represented by each, were Europe, 10% and Asia, 21%. All payments for sales outside the United States are made in U.S. dollars.

Sun Microsystems accounted for 35% of net sales in 1998. In the past, the Company has experienced fluctuations in the volume of activity with individual OEM customers and distributors as well as changes in its OEM customer and distributor base, and it expects such fluctuations and changes to continue in the future. The loss of a major customer, reductions of a major order or delay in a major shipment could adversely affect the Company's business and financial performance.

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

In 1999, the Company's sales and marketing strategy for its Layer 3 Fast Ethernet and gigabit Ethernet switching products will emphasize on developing an OEM customer base, a potentially lucrative market. The Company will continue its commitment to support its existing base of resellers and seek new opportunities in its reseller channels.


RESEARCH AND DEVELOPMENT

The information in this section contains forward-looking statements describing the Company's product development plans for 1999 and beyond. The successful development and introduction of new products is subject to a number of uncertainties, including the ability of the organization to recruit, train and retain adequate numbers of professional engineers, successful design of proprietary application specific integrated circuits and computer software, design, development and verification testing to confirm that the products meet the Company's standards for quality, reliability and interoperability, availability of components, pricing actions by competitors that may render it unprofitable to introduce the products, unanticipated technical obstacles or delays, and the emergence or wide acceptance of new technologies that could render the products obsolete.

The Company has developed certain core competencies applicable to multiple network technologies such as FDDI and Ethernet, ASIC design, and client/server operating system drivers and software modules. The Company believes its focus on core competencies such as these has been, and will continue to be, a significant factor in its competitive ability to bring emerging network solutions to the market in a timely manner.

Network Bandwidth Switching. The majority of the Company's research and development efforts has been and will continue to be on developing its NuWave family of products. The Company is designing a range of high-density ASICs that provide the Company's NuWave architectural platform with a 64 Gbps switching fabric for gigabit and stackable Layer 2 and 3 10/100/1000 Ethernet switches. Through its acquisition of NetVision Corporation in April 1997, the Company obtained a team of technologists experienced in very high bandwidth switching architecture, specifically in Layer 3 gigabit Ethernet switching technology. The Company has also implemented its Distributed Memory Switching Architecture and ASIC expertise in products based on both FDDI and Fast Ethernet. Semiconductor foundries, such as NEC, UMC, MMC and ATMEL, manufacture the Company's ASIC components.

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

As of December 31, 1998, the Company employed 38 personnel in research and development. The Company has developed products designed for integration in the proprietary systems of major networking companies including Sun Microsystems, Newbridge Networks, Network Associates, NetFRAME, NCR, and 3Com. The Company believes that its relationships with these network technology leaders establish credibility with end-user customers who demand interoperability of their networking devices. The Company has active development relationships with Novell, Microsoft and Sun Microsystems for advanced products for NetWare, Windows NT and Solaris, respectively.


MANUFACTURING

Throughout 1998 and in the early stages of 1999, the Company partnered with an established turnkey manufacturer in the Silicon Valley to produce and ship the Company's FDDI products. The Company also has an in-house manufacturing team in Taiwan with recently purchased state-of-the-art manufacturing equipment, which produced its Ethernet products. In the first half of 1999, the Company intends to transition its entire manufacturing operations to Taiwan. The team of 51 full-time personnel in this manufacturing facility is highly experienced in advanced manufacturing and test engineering in ongoing reliability/quality assurance. The manufacturing operation is ISO certified. Dependent upon volumes in 1999, the Company expects to reduce the cost of products substantially as a direct result of this transition.

Certain key components used in the Company's products such as ASICs, microprocessors and controller chips, media interface components and power supplies are currently available only from single or limited sources. The Company also has developed proprietary ASICs used in existing products and in the NuWave Architecture, which will be sourced from a single foundry. While the Company believes it would be able to obtain alternative sources for key components and for the ASICs, difficulty in obtaining these supplies could have a material adverse effect on the Company's results of operations.


COMPETITION

The Company believes that the principal competitive factors in the networking market include the completeness of product offerings, product quality, price and performance, adherence to industry standards, the degree of interoperability with other networking equipment and time to market for new products.

The computer networking industry is intensely competitive and is significantly affected by product introductions and market activities of industry participants. A number of competitors offer products which compete, both in price and functionality, favorably with one or more of the Company's products. Many of the Company's current and potential competitors have significantly broader product offerings, greater financial, technical, marketing and other resources, and larger installed bases than the Company. Increased competition could result in price reductions, reduced margins and loss of market share, all of which would materially adversely affect the Company's business, operating results and financial condition. In a declining market, the Company's FDDI network adapters compete on a product-by-product basis with products offered primarily from Interphase, SysKonnect and 3Com. In a maturing market, the Company's Layer 2 Fast Ethernet switching solutions compete with products offered by Cisco, 3Com, Nortel, Cabletron and others. A number of companies developing similar technologies have been acquired by the Company's larger competitors. These acquisitions are likely to permit the Company's competitors to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing products to their installed bases. The Company expects that competition will increase as a result of these and other industry consolidations and alliances. These competitive pressures could adversely affect the Company's business and operating results. The Layer 3 Fast Ethernet and gigabit switching markets are in the early stages of development with competition for these market coming from relatively new market entrants such as Extreme Networks and Foundry Networks, as well as from the more established companies such as Nortel, Cisco and 3Com. The Company believes that this market will consolidate over time and that this consolidation could adversely effect the Company's ability to compete effectively with its larger competitors.


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

EXECUTIVE OFFICERS *

The executive officers of the Company and their ages are as follows:

Name                           Age     Position
--------------------------------------------------------------------------------

William Rosenberger            49      President,  Chief Executive Officer, and
                                         Director
Wilson Cheung                  35      Vice President - Finance and Chief
                                         Financial Officer
Jerry McDowell                 53      Vice President - Marketing
James Sullivan                 46      Vice President - Sales
Robert Zecha                   41      Vice President - Research and Development


Mr. Rosenberger has served as the President, Chief Executive Officer and a director of the Company since July 1998. From January 1996 to June 1998, Mr. Rosenberger was President and Chief Executive Office of NetAccess, Inc., a wide area networking equipment manufacturer. From October 1995 to December 1995, Mr. Rosenberger was Vice President of sales and business development for NetVision Corporation, an Ethernet switching company. From March 1993 to June 1995, Mr. Rosenberger was General Manager of ACSYS, Inc., a networking equipment manufacturer. Prior to March 1993, Mr. Rosenberger was President and Chief Executive Officer of Netronix, Inc., a networking hardware designer and manufacturer.

Mr. Cheung has served as an executive officer since October 1998. Preceding the appointment to this office, Mr. Cheung held various management positions since joining the Company in July 1995. Prior to joining the Company, Mr. Cheung was a financial analyst at Sybase Inc. from July 1994 through June 1995. From 1992 through June 1994, Mr. Cheung held various senior financial analyst positions at Raychem Corp. Mr. Cheung was also a senior auditor at Coopers & Lybrand.

Mr. McDowell has served in executive positions and Boards of Directors for several data communications research and manufacturing firms prior to joining the Company in November, 1998. He was a co-founder, President and Executive Director of Research of The Robert Frances Group, Vice President of Marketing and Business Development at Objective Systems Integrators and Senior Director of Marketing and Business Development at Boole & Babbage. Prior to those positions, Mr. McDowell served in executive and management positions at Dataquest, The Meta Group, Wang Laboratories Paradyne and others.

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

Mr. Zecha has served as Vice President of Research and Development since April 1997. From January 1997 to April 1997, Mr. Zecha served as President and Chief Technology Officer of NetVision Corporation, an Ethernet switching company. From November 1993 to January 1997, Mr. Zecha was a Vice President and Chief Technology Officer of NetVision Corporation. Mr. Zecha co-founded and held a Board of Director position with NetVision Corporation from November 1993 through April 1997. Prior to November 1993, Mr. Zecha held engineering management positions at Standard Microsystems Corporation, a networking company.


*  As of December 31, 1998

EMPLOYEES

As of December 31, 1998 the Company employed 133 persons including 38 in research and development activities, 51 in manufacturing and support, 24 in sales, marketing and technical support, and 20 in finance and administration. Approximately 70 employees were in international locations. None of the Company's employees are currently represented by a labor union. The Company considers its relations with its employees to be good. The Company attempts to maintain competitive compensation benefits, equity participation and work environment policies to assist in attracting and retaining qualified personnel. Competition for employees in the Company's industry and geographical area is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel.


ITEM 2. PROPERTIES

The Company's principal executive offices are located in Milpitas, California and consist of approximately 18,000 square feet under lease that will expire in October 2000. Additionally, the Company has research and development facilities in Taiwan and Long Island, New York. The Company has international sales offices in the Netherlands, Singapore, and Taiwan. The Company believes that its existing facilities and equipment are generally adequate to meet its immediate and foreseeable needs.


ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market on the Nasdaq National Market. As of March 5, 1999, there were approximately 4,000 stockholders of record. The following table sets forth, for the fiscal periods indicated, the high and low closing prices for the Common Stock, all as reported by Nasdaq.


        1996                                      High            Low
       ----------------------------------------------------------------
        First Quarter                           $ 14.75        $ 10.25
        Second Quarter                            18.63          13.00
        Third Quarter                             16.63          12.25
        Fourth Quarter                            17.75          14.63


        1997
       ----------------------------------------------------------------
        First Quarter                           $ 20.88        $  8.63
        Second Quarter                            10.94           6.50
        Third Quarter                              7.94           5.38
        Fourth Quarter                             7.25           4.94


        1998
       ----------------------------------------------------------------
        First Quarter                           $  8.69        $  6.25
        Second Quarter                             6.94           3.75
        Third Quarter                              4.88           3.00
        Fourth Quarter                             4.88           2.31


The Company has never paid or declared any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                    Years Ended December 31,
                                                               1998            1997            1996            1995           1994
------------------------------------------------------------------------------------------------------------------------------------
                                                                             (in thousands, except per share amounts)
Statement of Operations Data:
Net sales                                                    $ 28,585        $ 34,798        $ 53,080        $ 47,144       $ 33,463
Cost of sales                                                  17,250          25,341          28,590          24,690         17,507
                                                             -----------------------------------------------------------------------
     Gross profit                                              11,335           9,457          24,490          22,454         15,956
                                                             -----------------------------------------------------------------------
Operating expenses:
     Research and development                                  11,485           9,757           8,570           4,811          3,473
     Marketing and selling                                      6,010          13,242          11,849           7,319          4,361
     General and administrative                                 3,234           3,982           3,378           2,226          1,618
     Acquired research and development in
      process and product integration costs                      --             6,462          13,732            --             --
     Restructuring expense                                       --             3,662            --              --             --
                                                             -----------------------------------------------------------------------
       Total operating expenses                                20,729          37,105          37,529          14,356          9,452
                                                             -----------------------------------------------------------------------
Income (loss) from operations                                  (9,394)        (27,648)        (13,039)          8,098          6,504
Interest income, net                                            1,505           1,680           1,745           2,236            577
                                                             -----------------------------------------------------------------------
Income (loss) before income taxes                              (7,889)        (25,968)        (11,294)         10,334          7,081
Provision for (benefit from) income taxes                        --            (3,526)            608           3,617          1,416
                                                             -----------------------------------------------------------------------
Net income (loss)                                            $ (7,889)       $(22,442)       $(11,902)       $  6,717       $  5,665
                                                             =======================================================================

Net income (loss) per share:
    Basic                                                    $  (0.64)       $  (1.85)       $  (1.01)       $   0.60       $   1.72
                                                             =======================================================================
    Diluted                                                  $  (0.64)       $  (1.85)       $  (1.01)       $   0.57       $   0.64
                                                             =======================================================================

Weighted average common shares:
    Basic                                                      12,281          12,154          11,760          11,147          3,302
                                                             =======================================================================
    Diluted                                                    12,281          12,154          11,760          11,736          8,906
                                                             =======================================================================


                                                 December 31,
                                  1998       1997      1996      1995     1994
--------------------------------------------------------------------------------
                                                (in thousands)
Balance Sheet Data:
  Working capital                $26,070   $34,439   $54,997   $63,269   $55,720
  Total assets                    35,549    45,889    71,434    70,111    65,209
  Stockholders' equity            30,972    38,679    59,857    65,709    57,758

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


RESULTS OF OPERATIONS

Net Sales

Net  sales  were  $28.6,  $34.8  and  $53.1  million  in 1998,  1997  and  1996, respectively. The sequential decrease in sales from 1996 to 1998 was primarily attributed to decreased shipments of products based on the FDDI technology. Net sales of FDDI products totaled $17.5 million in 1998, compared to $22.9 million in 1997. Net sales of Fast Ethernet switching products remained relatively consistent: net sales totaled $11.1 million in 1998 and $11.9 million in 1997. Unit shipments of Fast Ethernet switching products increased slightly in 1998 primarily due to the introduction of the Fast Ethernet commodity-like products in 1998. However, the increase was offset by the declining average unit sales price due to price competition in the commodity-like products market.

Sales to OEM customers were $19.4, $22.0 and $30.5 million in 1998, 1997 and 1996, respectively. As a percentage of net sales, shipments to OEM customers represented 68%, 63% and 57% in 1998, 1997 and 1996, respectively. The balance of sales was made to distribution channels. Distribution sales were $9.2, $12.8 and $22.6 million in 1998, 1997 and 1996, respectively. Sales to customers in North America were $19.7, $25.8 and $42.0 million in 1998, 1997 and 1996, respectively. The balance of sales to customers in Asia and Europe totaled $8.9, $9.0 and $11.1 million in 1998, 1997 and 1996, respectively.

The decrease in sales to OEM customers and customers in North America in 1998 and 1997 reflected decreased shipments of FDDI products as discussed above. The decrease in distribution sales as well as international sales was primarily attributed to the Company's refocusing its effort to strengthen OEM relationships, weakness in the Asian economies and the maturity of the Fast Ethernet products in general.

As the factors attributable to the decrease in sales continue to exist, the Company does not expect noticeable growth in sales until the volume shipment of the next generation Layer 3 gigabit-class switches, NuWave, commences in mid-1999. The majority of the NuWave products are expected to be sold to OEM customers.

Gross Profit/Margin

The gross margin in 1998 was 40%, compared to gross margins of 27% and 46% in 1997 and 1996, respectively. The gross margin in 1998 improved from 1997 due to the absence of significant inventory charges recorded in 1997. However, the 1998 gross margin was below the historical level (prior to 1997) due to decreased sales of higher-margin FDDI products, competitive pricing on the Fast Ethernet switching products, and the introduction of the lower-priced Fast
Ethernet commodity-like products in 1998. The gross margin in 1997 was exceptionally low, which reflected a write-off of slow-moving and obsolete inventories totaling $5.1 million and one-time charges associated with the transfer of production of FDDI products to turnkey manufacturers.

The Company expects that, prior to the introduction of the NuWave products in mid-1999, the gross margin may decrease slightly from the 1998 level primarily due to the declining sales of FDDI products and continued price competition. To reduce manufacturing costs, the Company intends to terminate its turnkey manufacturing model in the U.S. and relocate all manufacturing operations to its facilities in Taiwan during the first half of 1999. This transition, in conjunction with potentially higher margins of the NuWave products commencing shipment in mid-year, is expected to yield a higher gross margin in 1999.

Research and Development

Research and development expenses were $11.5, $9.8 and $8.6 million, in 1998, 1997 and 1996, respectively. As a percentage of the respective net sales, expenses were 40%, 28% and 16%. Expenses in 1997 and 1996 were net of contract funding of $217,000 and $556,000, respectively. No contract funding was received in 1998. The increase in expenses in 1998 and 1997 was primarily attributed to increased resources expended in the development of the Company's next generation Layer 3 gigabit-class switches, NuWave. Significant expenditures, including outside consultant fees and non-recurring engineering charges, were incurred to develop the NuWave ASICs (Application-Specific Integration Circuits). In addition, the Company incurred a one-time charge of approximately $500,000 in the third quarter of 1998 in connection with the elimination of certain non-critical personnel in research and development, in an effort to further streamline operations.

The Company continues to invest a substantial amount of its resources in developing the NuWave products. However, the Company expects that the research and development expenses will gradually decline from the current level after the development of the ASICs is completed and the volume shipment of the NuWave products commences in mid-1999.

Marketing and Selling

Marketing and selling expenses were $6.0, $13.2 and $11.8 million in 1998, 1997 and 1996, respectively. As a percentage of the respective net sales, expenses were 21%, 38% and 22%. The decrease in expenses in 1998 was attributed to the reduction in staff and closure of regional sales offices in conjunction with the Company's restructuring of its business in 1997. The restructuring effort was in alliance with the Company's strategy to focus on the broadening of its OEM customer base, which required less sales and marketing resources. The increase in expenses in 1997 primarily reflected an overall increase in payroll and overhead costs as a result of the acquisition of NuCom and an escalated effort to expand the existing distribution channel through mid-1997.

The Company expects to increase spending in marketing and selling activities in 1999 in order to launch the NuWave product line and to establish a leadership presence within the industry through various advertising campaigns, direct mailings and trade show exhibitions.

General and Administrative

General and administrative expenses were $3.2, $4.0 and $3.4 million in 1998, 1997 and 1996, respectively. As a percentage of net sales, expenses were 11% for both 1998 and 1997 and 6% for 1996. The decrease in expenses in 1998 reflected a reduction in payroll costs as a result of the restructuring in 1997 and a diminished utilization of outside consultants. The increase in expenses in 1997 from 1996 reflected additional payroll and other overhead costs associated with the acquisition of NuCom. The Company expects general and administrative expenses in 1999 to remain relatively consistent with 1998.

Acquired Research and Development In Process and Product Integration Costs

In April 1997, the Company acquired NetVision Corporation, a company specializing in LAN switching and gigabit Ethernet technologies. The Company expensed $6.5 million of acquired research and development in process as a result of the acquisition. In March 1996, the Company acquired NuCom Systems, Inc., a Taiwan-based company developing Fast Ethernet LAN switching products. The Company expensed $13.7 million of acquired research and development in process and product integration costs as a result of the acquisition. See Note 8 of Notes to Consolidated Financial Statements for more details in connection with the acquisitions discussed above.

Restructuring

In the third quarter of 1997, the Company incurred a charge of $3.7 million for the restructuring of its business. The restructuring included a reduction in work force, closure of certain sales and manufacturing facilities, retirement of impaired assets and write-off of goodwill associated with the acquisition of NuCom. The Company completed the restructuring in the second quarter of 1998. See Note 9 of Notes to Consolidated Financial Statements.

Interest Income

Interest income was $1.5 million in 1998, compared to $1.7 million in 1997 and 1996. The decrease was primarily due to a lower aggregate balance of cash, cash equivalents and short-term investments in 1998. The Company maintained a comparable return on investment of $1.7 million in 1997 compared to 1996, despite a lower invested fund balance in 1997. This higher rate of return reflected a shift from short-term investments in tax-exempt securities to taxable corporate securities in mid-1997.

Income Taxes

The Company did not record a tax benefit associated with the net loss incurred in 1998, as the realization of deferred tax assets is deemed uncertain based on evidence currently available and, accordingly, a full valuation allowance has been provided. During 1998, the Company received an income tax refund of $4 million as a result of the carryback claim of the 1997 net operating loss to offset net income recognized in 1995 and 1994. The related tax benefit was fully recognized in 1997.

The Company's effective tax rate for 1997 and 1996 was a benefit of 13.6% and a provision of 5.4%, respectively. The effective tax rate for 1997 reflected a net loss and was reduced by a full valuation allowance provided against deferred tax assets. The effective tax rates for 1997 and 1996 excluded the charges of acquired research and development in process, which are non-deductible for income tax purposes.

Euro Conversion

The Company has a wholly owned subsidiary in the Netherlands, which is one of the 11 European countries participating in the adoption of a common currency, the Euro, on January 1, 1999. Following the introduction of the Euro, the legacy currency in each participating country remains as legal tender until January 1, 2002. During the transition period, either the Euro or the legacy currency may be used to pay for goods and services. Beginning January 1, 2002, participating countries will issue new Euro-denominated bills and coins, and the legacy currency will no longer be the legal tender for any transactions after July 1, 2002.

The Company's subsidiary in the Netherlands is a sales office for the entire European region. Sales made to all European countries are denominated in US dollars. Expenses incurred by this subsidiary are currently paid in guilders, the legacy currency. In 1998, sales to all European customers accounted for 10% of the Company's total sales, and 6% of the Company's total operating expenses were attributable to this subsidiary. Due to the immateriality of the Netherlands subsidiary relative to the Company's operations as a whole, the Company believes the Euro conversion will not have any significant impact to the Company's results of operations during and after the transition period.

Year 2000 Compliance

Many computer systems were designed using two digits rather than four digits to define a specific year. Thus as the Year 2000 approaches, the improper identification of the year could result in system failures or erroneous calculations. To address this issue, the Company is conducting a program (the Program) to assess and address Year 2000 issues for its products, information systems, operational infrastructure, and suppliers.

The Company has completed an assessment of its current and installed base of products. The Company believes that substantially all products manufactured on or after August 1, 1997 are Year 2000 compliant, with the exception of the EIFO family of switches, which sold minimally in 1997 and 1998. For the older products and the EIFO products, which are deemed not in compliance, the Company believes they will continue to perform all essential and material functions after the year 2000; but in limited circumstances, they may incorrectly display or report the date within the network management software. Given that the installed base of non-compliant products has diminished as time elapsed and that the non-compliant products will perform their standard functions, the Company expects most of its end-users will not have issue with the Company's products in the year 2000.

The Company has substantially completed its assessment and remediation of its information systems. With the recent implementation of an ERP (enterprise resource planning) and standardization of its network and desktop applications completed in 1998, the Company believes its information systems in its headquarters are in compliance with year 2000. Similarly, the Company's remote locations, in New York and in the Netherlands, have completed an update of its information systems and are also believed to be in compliance. The Company's manufacturing facility in Taiwan is in its final stages of upgrading its information systems, including ERP, and is expected to be in compliance by June 1999.

In 1998, the Company purchased and put into operation a new SMT (surface mount technology) line in its manufacturing facility where substantially all of its manufacturing will be performed in 2000 and beyond. Certification from the manufacturer of the equipment has not yet been received. However, due to the newness of the equipment, the Company believes that embedded chips in this equipment are likely to be year 2000 compliant. The Company's telecommunication systems, security system, electrical power system and other mission critical systems in its operational infrastructure in all locations are currently being assessed for compliance. Completion of this phase of the Program is expected in June 1999.

The Company is conducting a survey of all its suppliers and third parties for their year 2000 readiness and is expected to complete this assessment by June 1999. The Company is currently developing a plan to address circumstances of non-compliance of a supplier or third party.

A contingency plan is being established and is expected to be completed by June 1999. As the Company's Program is substantially complete, the incremental cost to fully complete the Program in 1999 is expected to be less than $100,000.

Despite the Company's efforts (1) to identify the Year 2000 compliance of its products and the effects of any non-compliance, (2) to assess and mitigate non-compliance of its information systems and its operational infrastructure, and (3) to address suppliers readiness, the Company cannot be certain that all areas have been identified or that the solutions implemented to address non-compliance will be successful. There remains a risk that the failures and difficulties encounter in the Program may disrupt operations and cause material adverse effects on the Company's result of operations and financial condition.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $26.1 million and $34.4 million at December 31, 1998 and December 31, 1997, respectively, and the current ratio (ratio of current assets to current liabilities) was 6.7 to 1 and 5.8 to 1, respectively. The aggregate balance of cash, cash equivalents and short-term investments, which decreased to $23.4 million at December 31, 1998 from $30.5 million at December 31, 1997, was used primarily to finance the Company's operations and capital expenditures. In 1998, net cash used in operating activities was $4.2 million, which was principally attributed to the net loss for the year of $7.9 million, partially offset by an income tax refund of $4 million. In 1997, net cash used in operating activities was $6.9 million, which was attributed to the net loss for the year of $22.4 million, partially offset by non-cash charges of $12.1 million in total and a decrease in inventories of $6.8 million. The Company expects the deficiency in cash flow from operations to continue until after the volume shipment of the NuWave products starts in mid-1999 and overall sales begin to improve.

The Company's capital expenditures totaled $2.6 million and $2.3 million in 1998 and 1997, respectively, and were related to purchases of equipment used in production and development activities and other computer software and equipment for the upgrade and enhancement of the information systems. In 1999, the Company plans to incur capital expenditures of approximately $1.3 million.

The Company's principal sources of liquidity are its cash, cash equivalents and short-term investments. The Company also has a revolving line of credit agreement, which provides for borrowings up to $5 million, none of which has been drawn down. The Company was in compliance with all financial covenants under the line-of-credit agreement. The Company believes that its current balance of cash, cash equivalents, and short-term investments and its borrowing capacity are sufficient to satisfy the Company's working capital and capital expenditure requirements for the next 12 months.

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

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and short product life cycles. These changes can adversely affect the business and operating results of industry participants. The Company's success will depend upon its ability to enhance its existing products and to develop and introduce, on a timely and cost-effective basis, new products that keep pace with technological developments and emerging industry standards and address increasingly sophisticated customer requirements. The inability to develop and manufacture new products in a timely manner, the existence of reliability, quality or availability problems in the products or their component parts, failure by its foundry to fabricate and supply proprietary ASICs, the failure to obtain reliable subcontractors for volume production and testing of mature products, or the failure to achieve market acceptance would have a material adverse effect on the Company's business and operating results.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's cash equivalents and short-term investments ("investments") are exposed to financial market risk due to fluctuation in interest rates and foreign exchange rates, which may affect its interest income and the fair values of its investments. The Company manages the exposure to financial market risk by performing ongoing evaluation of its investment portfolio and investing in short-term investment grade corporate securities, which mature within the next 12 months. In addition, the Company does not use investments for trading or other speculative purposes. The effect of fluctuation in foreign exchange rates is immaterial as the majority of the investments held by its foreign subsidiaries are denominated in US dollars. For the year ended December 31, 1998, the average rate of return on the investments was approximately 5.5%. A hypothetical 10% fluctuation in interest rate in 1999 may change the interest income by approximately $130,000. Due to the short maturities of its investments, the carrying value approximates the fair value, and the impact of the fluctuation in interest rate to the carrying value is deemed immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:                                                       Page

    Report of Independent Accountants....................................... 18
    Consolidated Balance Sheets at December 31, 1998 and 1997............... 19
    Consolidated Statements of Operations for the Years Ended December 31,
       1998, 1997 and 1996.................................................. 20
    Consolidated Statements of Stockholders' Equity for the Years Ended
       December 31, 1998, 1997 and 1996..................................... 21
    Consolidated Statements of Cash Flows for the Years Ended December 31,
       1998, 1997 and 1996.................................................. 22
    Notes to Consolidated Financial Statements.............................. 23


Financial Statement Schedule:

    For the three years ended December 31, 1998, 1997 and 1996
       Schedule II - Valuation and Qualifying Accounts...................... 38


Schedules other than those listed above have been omitted since either they are not required or the information is included in the financial statements included herewith.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Network Peripherals Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the consolidated financial position of Network Peripherals Inc. and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
San Jose, California
January 25, 1999

                                                      NETWORK PERIPHERALS INC.

                                                     CONSOLIDATED BALANCE SHEETS

                                                  (in thousands, except share data)

                                                                                                               December 31,
                                                                                                         1998                1997
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
     Cash and cash equivalents                                                                         $  5,537            $ 16,094
     Short-term investments                                                                              17,814              14,371
     Accounts receivable, net of allowance for doubtful accounts and
        returns; 1998, $523, and 1997, $1,184                                                             3,430               5,170
     Inventories                                                                                          3,124               1,417
     Income tax refund receivable                                                                          --                 3,983
     Prepaid expenses and other current assets                                                              742                 614
                                                                                                       ----------------------------
              Total current assets                                                                       30,647              41,649
Property and equipment, net                                                                               4,560               3,876
Other assets                                                                                                342                 364
                                                                                                       ----------------------------
                                                                                                       $ 35,549            $ 45,889
                                                                                                       ============================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                  $  2,450            $  1,671
     Accrued liabilities                                                                                  2,127               5,539
                                                                                                       ----------------------------
              Total current liabilities                                                                   4,577               7,210
                                                                                                       ----------------------------

Commitments (Note 5)

Stockholders' equity:
     Preferred Stock, $0.001 par value, 2,000,000 shares authorized;
        no shares issued or outstanding                                                                    --                  --
     Common Stock, $0.001 par value, 20,000,000 shares authorized;
        1998, 12,292,000, and 1997, 12,252,000 shares issued and outstanding                                 12                  12
     Additional paid-in capital                                                                          64,060              63,878
     Accumulated deficit                                                                                (33,100)            (25,211)
                                                                                                       ----------------------------
              Total stockholders' equity                                                                 30,972              38,679
                                                                                                       ----------------------------
                                                                                                       $ 35,549            $ 45,889
                                                                                                       ============================

The accompanying notes are an integral part of these financial statements.

                                                      NETWORK PERIPHERALS INC.

                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                (in thousands, except per share data)

                                                                                              Years Ended December 31,
                                                                                       1998               1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                            $ 28,585           $ 34,798           $ 53,080
Cost of sales                                                                          17,250             25,341             28,590
                                                                                     ----------------------------------------------
     Gross profit                                                                      11,335              9,457             24,490
                                                                                     ----------------------------------------------
Operating expenses:
     Research and development                                                          11,485              9,757              8,570
     Marketing and selling                                                              6,010             13,242             11,849
     General and administrative                                                         3,234              3,982              3,378
     Acquired research and development in process and
        product integration costs                                                        --                6,462             13,732
     Restructuring expense                                                               --                3,662               --
                                                                                     ----------------------------------------------
         Total operating expenses                                                      20,729             37,105             37,529
                                                                                     ----------------------------------------------
Loss from operations                                                                   (9,394)           (27,648)           (13,039)
Interest income                                                                         1,505              1,680              1,745
                                                                                     ----------------------------------------------
Loss before income taxes                                                               (7,889)           (25,968)           (11,294)
Provision for (benefit from) income taxes                                                --               (3,526)               608
                                                                                     ----------------------------------------------
Net loss                                                                             $ (7,889)          $(22,442)          $(11,902)
                                                                                     ==============================================


Net loss per share:
    Basic                                                                            $  (0.64)          $  (1.85)          $  (1.01)
                                                                                     ==============================================
    Diluted                                                                          $  (0.64)          $  (1.85)          $  (1.01)
                                                                                     ==============================================

Weighted average common shares:
    Basic                                                                              12,281             12,154             11,760
                                                                                     ==============================================
    Diluted                                                                            12,281             12,154             11,760
                                                                                     ==============================================

The accompanying notes are an integral part of these financial statements.

                                                      NETWORK PERIPHERALS INC.

                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           (in thousands)

                                                                                                             Retained
                                                                             Additional                      Earnings
                                                       Common Stock             Paid-In          Notes   (Accumulated
                                                    Shares       Amount         Capital     Receivable       Deficit)       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                         11,268      $     11      $ 56,579      $    (14)      $  9,133       $ 65,709
Repayment of stockholders' notes
     receivable                                        --            --            --              14           --               14
Issuance of Common Stock upon
     exercise of stock options                          200          --             228          --             --              228
Issuance of Common Stock under
     employee stock purchase plan                        45          --             385          --             --              385
Income tax benefit associated with
     nonqualified stock options                        --            --              28          --             --               28
Issuance of Common Stock for
     acquisition of NuCom Systems                       441             1         5,341          --             --            5,342
Foreign currency translation                           --            --              53          --             --               53
     adjustment
Net loss                                               --            --            --            --          (11,902)       (11,902)
                                                   --------------------------------------------------------------------------------

Balance at December 31,1996                          11,954            12        62,614          --           (2,769)        59,857
Issuance of Common Stock upon
     exercise of stock options                          224          --             410          --             --              410
Issuance of Common Stock under
     employee stock purchase plan                        74          --             451          --             --              451
Income tax benefit associated with
     nonqualified stock options                        --            --             403          --             --              403
Net loss                                               --            --            --            --          (22,442)       (22,442)
                                                   --------------------------------------------------------------------------------

Balance at December 31, 1997                         12,252            12        63,878          --          (25,211)        38,679
Issuance of Common Stock upon
     exercise of stock options                            8          --              38          --             --               38
Issuance of Common Stock under
     employee stock purchase plan                        32          --             144          --             --              144
Net loss                                               --            --            --            --           (7,889)        (7,889)
                                                   --------------------------------------------------------------------------------

Balance at December 31, 1998                         12,292      $     12      $ 64,060      $   --         $(33,100)      $ 30,972
                                                   ================================================================================

The accompanying notes are an integral part of these financial statements.

                                                      NETWORK PERIPHERALS INC.

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Increase (Decrease) in Cash and Cash Equivalents
                                                           (in thousands)

                                                                                                Years Ended December 31,
                                                                                         1998              1997              1996
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net loss                                                                           $ (7,889)         $(22,442)         $(11,902)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                                      1,960             1,969             2,111
       Amortization of goodwill                                                              40             1,350               665
       Acquired research and development in process                                        --               6,462            13,032
       Deferred income taxes                                                               --               2,289               (56)
       Changes in assets and liabilities:
         Accounts receivable                                                              1,740             3,189            (1,845)
         Inventories                                                                     (1,707)            6,811              (664)
         Income tax refund receivable                                                     3,983            (3,580)             --
         Prepaid expenses and other assets                                                 (146)            1,026               862
         Accounts payable                                                                   779            (1,321)            1,439
         Accrued liabilities                                                             (2,956)           (2,644)            1,623
                                                                                       --------------------------------------------
             Net cash provided by (used in) operating activities                         (4,196)           (6,891)            5,265
                                                                                       --------------------------------------------

Cash flows from investing activities:
    Purchases of property and equipment                                                  (2,644)           (2,270)           (2,927)
    Purchases of short-term investments                                                  (3,443)             --                --
    Proceeds from sales or maturity of short-term investments                              --               7,979             2,581
    Cash paid for acquisition, net of cash acquired                                        --              (6,449)          (10,401)
    Holdback amount from acquisition                                                       (456)             (659)            1,115
                                                                                       --------------------------------------------
             Net cash used in investing activities                                       (6,543)           (1,399)           (9,632)
                                                                                       --------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of Common Stock                                                  182               861               613
    Repayment of stockholders' notes receivable                                            --                --                  14
                                                                                       --------------------------------------------
             Net cash provided by financing activities                                      182               861               627
                                                                                       --------------------------------------------

Effect of exchange rate changes on cash                                                    --                --                  53
                                                                                       --------------------------------------------

Net decrease in cash and cash equivalents                                               (10,557)           (7,429)           (3,687)
Cash and cash equivalents, beginning of year                                             16,094            23,523            27,210
                                                                                       --------------------------------------------

Cash and cash equivalents, end of year                                                 $  5,537          $ 16,094          $ 23,523
                                                                                       ============================================

Supplemental disclosure of cash flow information
    Cash paid during the year for:
       Income taxes                                                                    $     67          $    158          $    245
    Non-cash transactions:
       Income tax benefit associated with nonqualified stock                           $   --            $    403          $     28
         options
       Common Stock issued for acquisition of NuCom                                    $   --            $   --            $  5,342

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. The Company's short-term investments, which consist of debt securities with maturities greater than 90 days and less than one year, have been classified as available-for-sale. For the years ended December 31, 1998 and 1997, there were no material unrealized gains or losses. Substantially all short-term investments are held in the Company's name by major financial institutions.

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

Funding under certain development contracts is recognized based upon the achievement of specified contract milestones. Such funding is recognized as a reduction of the related development costs and totaled approximately $217,000 and $556,000 in 1997 and 1996, respectively. No such funding was recognized in 1998.

Sales Reserves

The Company provides allowances for accounts receivables deemed uncollectible and for sales returns and other credits, including credits for retroactive price adjustments on sales transacted within 90 days prior to the period-end. As of December 31, 1998 and 1997, the Company's allowances for such potential events totaled approximately $523,000 and $1,184,000, respectively. As a percentage of sales transacted within 90 days prior to December 31, 1998 and 1997, the allowances for sales returns and other credits were 8% and 18%, respectively.

                            NETWORK PERIPHERALS INC.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company's cash investment policies limit investments to those that are short-term and low risk. Concentration of credit risk with respect to trade receivables is generally limited due to the large number of customers comprising the Company's customer base, their dispersion across many different geographies, the Company's on-going evaluation of its customers' credit worthiness, and the established long-term relationship with certain customers.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset, typically three years. Depreciation of the Enterprise Resource Planning systems, the information systems infrastructure, and certain manufacturing equipment is based on an estimated useful life of five years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired and is amortized on a straight-line basis over the expected period of benefit, generally five years. Periodically, the Company evaluates the goodwill for impairment and estimates the future undiscounted cash flows of the acquired business to ensure that the carrying value has not been impaired. As of December 31, 1998 and 1997, goodwill, net of accumulated amortization, was $133,000 and $173,000, respectively, and was included in other assets.

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

Foreign Currency Translation

The functional currency of the Company's subsidiaries in Taiwan and the Netherlands is the U.S. dollar. Accordingly, gains or losses arising from the translation of foreign currency financial statements and transactions are included in determining consolidated results of operations.

Employee Benefit Plans

The Company has stock option plans and offers a 401(k) plan covering all of its U.S. employees. The 401(k) plan provides for matching contributions determined at the Company's discretion. No such matching contributions were made in 1998, 1997 and 1996. The Company does not have postretirement or postemployment benefit plans; therefore, Statements of Financial Accounting Standards ("SFAS") No. 87, 106 and 112 regarding pension, other postretirement and postemployment benefit plans do not affect the Company's financial statements.

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

Net Income Per Share

Basic earnings per share ("EPS") are computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method.

At December 31, 1998, options to purchase 2,798,603 shares of the Company's common stock were outstanding. During 1998, the Company incurred losses, such that the inclusion of potential common shares would result in an antidilutive per share amount. As such, no adjustment is made to the basic EPS to arrive at the diluted EPS.

Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for financial statements issued for periods beginning after December 15, 1997. SFAS 131 establishes standards for public companies to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. In accordance with the provisions of SFAS 131, the Company operated in one business segment in 1998 and 1997.

Reclassifications

Certain reclassifications have been made to the prior years' amounts in order to conform to the current year's presentation.

                            NETWORK PERIPHERALS INC.

NOTE 3 - BALANCE SHEET COMPONENTS (in thousands)

                                                               December 31,
                                                             1998        1997
--------------------------------------------------------------------------------
Cash, cash equivalents, and short-term investments:
     Cash and cash equivalents
         Cash and money market accounts                    $  2,508    $  2,532
         Corporate debt securities                            3,029      13,562
                                                           --------------------
                                                              5,537      16,094
     Short-term investments
         Corporate debt securities                           17,814      14,371
                                                           --------------------
                                                           $ 23,351    $ 30,465
                                                           ====================

Inventories:
     Raw materials                                         $    882    $    158
     Work-in-process                                            572         898
     Finished goods                                           1,670         361
                                                           --------------------
                                                           $  3,124    $  1,417
                                                           ====================

Property and equipment:
     Computer and equipment                                $  8,267    $  6,918
     Furniture and fixtures                                     920         895
     Leasehold improvements                                     306         303
                                                           --------------------
                                                              9,493       8,116
     Accumulated depreciation                                (4,933)     (4,240)
                                                           --------------------
                                                           $  4,560    $  3,876
                                                           ====================

Accrued liabilities:
     Salaries and benefits                                 $    973    $  1,750
     Warranty                                                   450         513
     Co-op advertising and market development funds             386         298
     Royalty                                                    250         746
     Reserve for contract settlements                          --         1,000
     Restructuring expense                                     --           597
     Holdback amount from acquisition                          --           456
     Other                                                       68         179
                                                           --------------------
                                                           $  2,127    $  5,539
                                                           ====================

                            NETWORK PERIPHERALS INC.

NOTE 4 - LINE OF CREDIT

The Company currently has a $5 million revolving bank line of credit, which expires on July 31, 1999. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or the London Interbank Offered Rate plus 2.5% and are secured by the Company's receivables, inventory, and other tangible assets. There were no borrowings under the line of credit in 1998 and 1997. As of December 31, 1998, the Company was in compliance with the financial covenants required by the line of credit agreement.


NOTE 5 - COMMITMENTS

The Company leases its corporate headquarters under an operating lease that expires in October 2000. The Company also has research and development facilities in New York and manufacturing facilities in Taiwan under various operating leases expiring in August 2002 and May 2001, respectively. Rent expense for all Company facilities was $764,000, $931,000, and $868,000 in 1998, 1997, and 1996, respectively.

Future minimum lease payments as of December 31, 1998 are as follows (in thousands):

          Years ending December 31,
                   1999                     $ 754
                   2000                       689
                   2001                       250
                   2002                        67
                                          -------
                                          $ 1,760
                                          =======


The Company maintains letter-of-credit facilities of $3 million in total with two financial institutions. Approximately $60,000 of letters of credit was issued and outstanding at December 31, 1998.

The Company has entered into licensing agreements with third parties to use certain technologies in the Company's products. Under the terms of the license agreements, the Company pays a royalty based upon a percentage of the sales price or units shipped. Royalty expenses incurred are charged to cost of sales in the period of the related sales and are payable in quarterly installments.


NOTE 6 - CAPITAL STOCK

Employee Stock Purchase Plan

Effective May 1998, the Company terminated the Employee Stock Purchase Plan (the "Plan"), which allowed eligible employees to purchase the Company's Common Stock at a discount through payroll deductions. Prior to the termination of the Plan, the Company reserved 250,000 shares of Common Stock for issuance under the Plan, and the Company has issued 223,606 shares of Common Stock for an aggregate purchase price of $1,434,000.

Stock Option Plans

The Company's 1997 Stock Plan, as amended, (the "1997 Plan") provides for the granting of incentive and nonstatutory stock options and restricted stock awards to eligible employees, directors and consultants. The Company has reserved 2,500,000 shares of the Company's Common Stock for issuance under the 1997 Plan. Pursuant to the 1997 Plan, the exercise price per share of each stock option is determined by the Company's Board of Directors, provided that (i) the exercise price for an incentive stock option is not less than the fair market value of a share of Common Stock on the date of the grant and (ii) the exercise price for a nonstatutory stock option is not less than 85% of the fair market value of a share of Common Stock on the date of the grant. Options under the 1997 Plan vest over a period determined by the Board of Directors, which is generally four years. As of December 31, 1998, options to purchase 1,795,093 shares of Common Stock were outstanding; 704,907 shares were available for future grants; and 2,500,000 shares were authorized but unissued.

                            NETWORK PERIPHERALS INC.

Upon adoption of the 1997 Plan in April 1997, the Company terminated the 1993 Stock Option Plan (the "1993 Plan") and the 1996 Nonstatutory Stock Option Plan (the "1996 Plan"). No further stock options were granted under the 1993 Plan and the 1996 Plan. Outstanding options and shares issued upon the exercise of options granted continue to be governed by the terms and conditions of the respective plans. As of December 31, 1998, options to purchase a total of 958,510 shares of Common Stock under the 1993 Plan and the 1996 Plan were outstanding.

The 1994 Outside Directors Stock Option Plan (the "1994 Plan"), as amended, which provides for the automatic granting of nonqualified stock options to directors of the Company ("Outside Director"), has a total of 150,000 shares reserved for issuance. Pursuant to the 1994 Plan, the Company grants to each new Outside Director an option to purchase 15,000 shares of Common Stock and to each Outside Director an option to purchase 5,000 shares of Common Stock on the date of each annual meeting of stockholders. The exercise price of the stock options will be the fair market value of the Common Stock on the date of grant, and options vest over a period of four years. At December 31, 1998, options to purchase 45,000 shares of Common Stock were outstanding; 105,000 shares were available for future grants; and 150,000 shares of Common Stock were authorized but unissued under the 1994 Plan.

The Company has elected to continue to follow APB 25 in accounting for its employee stock options and adopted the disclosure-only requirements of SFAS 123. SFAS 123 requires the disclosure of pro forma net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method in accordance with SFAS 123. The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: zero dividend yield; expected volatility of 82.35% in 1998, 77.24% in 1997, and 69.36% in 1996; risk-free interest rate of 4.64% in 1998, 5.36% in 1997 and 5.48% in 1996; and all options are exercised at vesting.

Had compensation cost for the Company's employee stock-based plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company's net loss and net loss per share would have been as follows (in thousands, except per share amount):


                                        1998            1997            1996
--------------------------------------------------------------------------------
Net loss - as reported               $   (7,889)     $  (22,442)     $  (11,902)
Net loss - pro forma                    (11,368)        (28,003)        (14,782)

Net loss per share:
   Basic - as reported                    (0.64)          (1.85)          (1.01)
   Basic - pro forma                      (0.93)          (2.30)          (1.26)

   Diluted - as reported                  (0.64)          (1.85)          (1.01)
   Diluted - pro forma                    (0.93)          (2.30)          (1.26)


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

                            NETWORK PERIPHERALS INC.

The following table summarizes information about stock options outstanding at December 31, 1998:

                                             Outstanding                          Exercisable
                           --------------------------------------------    ------------------------
                                     Weighted Average        Weighted                  Weighted
     Range of                      Remaining Contractual     Average                    Average
  Exercise Prices          Shares     Life (in years)    Exercise Price    Shares    Exercise Price
  ---------------          --------------------------------------------    ------------------------
  $ 0.30 - $ 3.00          453,950          8.89            $  2.36        74,900        $  0.35
    3.88 -   4.94        2,121,133          8.48               4.68       775,642           4.85
    5.00 -   7.50          149,077          8.97               5.95        36,647           5.86
    7.63 -   9.13           48,443          8.86               8.05        10,051           8.17
   11.63 -  15.00           26,000          7.51              13.69        16,082          13.51
                         ---------                                        -------
                         2,798,603          8.57               4.52       913,322           4.71
                         =========                                        =======


Stock options generally expire in 10 years from the date they are granted.

The following table summarizes stock option activities for all of the Company's stock option plans:

                                                         Options       Weighted Average
                                                       Outstanding      Exercise Price
---------------------------------------------------------------------------------------
Balance at December 31, 1995                            1,120,126        $   10.19
Granted                                                 2,905,155            14.72
Exercised                                                (199,698)            1.14
Canceled                                                 (995,216)           15.76
                                                       ----------
Balance at December 31, 1996 (555,417 shares
  exercisable at a weighted average price
  of $8.47 per share)                                   2,830,367            13.52
Granted                                                 1,592,700             7.31
Exercised                                                (224,160)            1.89
Canceled                                               (1,602,345)           11.83
                                                       ----------
Balance at December 31, 1997 (312,413 shares
  exercisable at a weighted average price
  of $5.31 per share)                                   2,596,562             5.41
Granted                                                 1,298,150             4.11
Exercised                                                  (8,747)            4.23
Canceled                                               (1,087,362)            6.17
                                                       ----------
Balance at  December 31, 1998 (913,322 shares
  exercisable at weighted average price
  of $4.71 per share)                                   2,798,603             4.52
                                                       ==========


The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted under the stock option plans during 1998, 1997 and 1996 were $1.98, $3.29 and $5.66, respectively. The weighted average estimated grant date fair value, as defined by SFAS 123, for purchase rights granted under the employee stock purchase plan during 1998, 1997 and 1996 were $1.96, $1.43 and $2.89, respectively.

                            NETWORK PERIPHERALS INC.

NOTE 7 - INCOME TAXES

The following is a geographical breakdown of consolidated loss before income taxes (in thousands):

                                            Years ended December 31,
                                     1998              1997              1996
--------------------------------------------------------------------------------
Domestic                           $ (7,302)         $(21,761)         $ (1,626)
Foreign                                (587)           (4,207)           (9,668)
                                   --------------------------------------------
                                   $ (7,889)         $(25,968)         $(11,294)
                                   ============================================


Provision for (benefit from) income taxes consists of the following (in thousands):


                                             Years ended December 31,
                                       1998             1997             1996
--------------------------------------------------------------------------------
  Current:
   Federal                            $  --            $(5,815)         $   174
   State                                 --               --                 54
    Foreign                              --               --                436
                                      -----------------------------------------
                                         --             (5,815)             664
                                      -----------------------------------------
Deferred:
   Federal                               --              1,993              (46)
   State                                 --                296              (10)
                                      -----------------------------------------
                                         --              2,289              (56)
                                      -----------------------------------------
                                      $  --            $(3,526)         $   608
                                      =========================================


The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax loss as follows:

                                                                            Years ended December 31,
                                                                      1998            1997          1996
----------------------------------------------------------------------------------------------------------
  Federal statutory rate                                             (35.0%)         (35.0%)       (35.0%)
  State tax, net of federal impact                                     --             (6.0)          0.3
  Research and development tax credits                                 --             (0.8)         (1.1)
  Tax-exempt interest income                                           --             (1.0)         (4.5)
  Provision for valuation allowance on deferred tax assets            35.0            22.1            --
  Nondeductible acquisition costs                                      --              8.6          45.6
  Other                                                                --             (1.5)          0.1
                                                                     -------------------------------------
                                                                       --            (13.6%)         5.4%
                                                                     =====================================


Deferred tax assets consist of the following (in thousands):

                                                                December 31,
                                                             1998         1997
--------------------------------------------------------------------------------
Net operating loss and credits carryforwards               $ 3,920      $ 1,575
Reserves and accruals not currently deductible               1,104        1,947
Inventory                                                    1,437        1,789
Other                                                          275          432
                                                           --------------------
    Gross deferred tax assets                                6,736        5,743
      Valuation allowance                                   (6,736)      (5,743)
                                                           --------------------
    Net deferred tax assets                                $  --        $  --
                                                           ====================

                            NETWORK PERIPHERALS INC.

Management believes that, based on a number of factors, it is not more likely than not that the deferred tax assets will be utilized, such that a full valuation allowance has been recorded.

As of December 31, 1998, the Company has Federal net operating loss carryforwards of approximately $8.5 million which will expire beginning in 2013. For state tax purposes, the Company has net operating loss carryforwards of approximately $8.5 million which will expire beginning in 2002.


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

Acquisition of NetVision:
  Research and development, in process                                 $  6,462
  Goodwill                                                                  200
  Assets                                                                     44
  Liabilities assumed                                                      (257)
                                                                       --------
      Total                                                            $  6,449
                                                                       ========

Acquisition of NuCom:
  Research and development, in process                                 $ 13,032
  Other intangible assets                                                 1,716
  Cash and cash equivalents                                               1,357
  Current assets                                                          3,138
  Non-current assets                                                        613
  Property and equipment                                                    479
  Current liabilities assumed                                            (3,235)
                                                                       --------
      Total                                                            $ 17,100
                                                                       ========

  The total purchase price is as follows:
  Cash payment                                                         $ 11,158
  Issuance of common stock                                                5,342
  Other expenses                                                            600
                                                                       --------
      Total                                                            $ 17,100
                                                                       ========

                            NETWORK PERIPHERALS INC.

The pro forma combined results of operations of the Company, NetVision and NuCom for the years ended December 31, 1997 and 1996, as if the acquisitions had occurred at the beginning of the respective years, after giving effect to certain pro forma adjustments, are as follows (in thousands, except per share amount):

                                                       1997              1996
--------------------------------------------------------------------------------
Net sales                                           $  34,798         $   53,080
                                                    ============================

Net income (loss)                                   $ (15,214)        $    1,884
                                                    ============================

Net income (loss) per share:
    Basic                                           $   (1.29)        $     0.17
                                                    ============================
    Diluted                                         $   (1.29)        $     0.16
                                                    ============================


The foregoing pro forma results of operations excluded the amortization of goodwill and the write-off of acquired research and development in process resulting from the acquisitions.


NOTE 9 - RESTRUCTURING

In the third quarter of 1997, the Company announced and began to implement a restructuring plan aimed at reducing costs and restoring profitability to the Company's operations. The restructuring plan was necessitated by decreased demand for the Company's products and the Company's adoption of a new strategic direction. These actions resulted in a net charge of approximately $3.7 million to the consolidated statement of operations in 1997. The restructuring actions principally consisted of termination of approximately 70 employees, closure of certain sales and manufacturing facilities, cancellation of the related leases, and write-off of excess manufacturing equipment and goodwill. The Company completed the restructuring in the second quarter of 1998. The following table lists the restructuring accrual activities from July 1, 1997 to December 31, 1998 (in thousands):

                                                                 Reduction                   Write-off
                                                 Write-off of      in Work     Closure of    Of Excess
                                                     Goodwill        Force     Facilities       Assets         Other         Total
                                                 ----------------------------------------------------------------------------------
Reserve provided                                      $   962       $   500       $   200       $ 1,500       $   500       $ 3,662
  Reserve utilized in third quarter                      (962)         --            (100)         --            --          (1,062)
  Reserve utilized in fourth quarter                     --            (373)           (8)       (1,122)         (500)       (2,003)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1997                             --             127            92           378          --             597
  Reserve utilized in first quarter                      --            (354)          (22)         --            --            (376)
  Reserve utilized in second quarter                     --            (221)         --            --            --            (221)
                                                 ----------------------------------------------------------------------------------
Balance at December 31, 1998                          $  --         $  (448)      $    70       $   378       $  --         $  --
                                                 ==================================================================================


NOTE 10 - SALES BY GEOGRAPHY

Export sales to customers outside of North America represented 31%, 26%, and 21% of the Company 's net sales for the years ended December 31, 1998, 1997 and 1996, respectively. As a percentage of net sales, export sales to Europe and Asia for 1998, 1997 and 1996 were 10% and 21%; 11% and 15%; and 8% and 13%, respectively. Sales to Taiwan accounted for 17% of the Company's net sales in 1998. No one foreign country accounted for more than 10% of the Company's net sales in 1997 and 1996.

                            NETWORK PERIPHERALS INC.

NOTE 11 - CONCENTRATIONS

In 1998, the Company purchased more than $7 million of its finished good inventories from a turnkey manufacturer. In the event that this turnkey manufacturer fails to deliver the required volumes or decides to discontinue its production for the Company, management believes that other subcontractors or the Company's manufacturing facility in Taiwan can provide for comparable production capacities. However, an abrupt change in turnkey manufacturer may cause delay in production and possibly loss in sales, which could adversely impact the Company's operating results. The Company's chairman of the Board of Directors is a director of this turnkey manufacturer.

The following table summarizes the percentage of net sales accounted for by the Company's significant customers with sales of 10% or more:

                                            Years ended December 31,
                                       1998          1997           1996
                ---------------------------------------------------------
                Customer A             35%            39%            26%
                Customer B             11%            --             --
                Customer C             --             --             15%
                Customer D             --             --             12%


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no reportable information under this item.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors is included under "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is included under "Compensation of Executive Officers" and "Report of the Compensation Committee on Executive Compensation" in the Company's Proxy Statement for the 1999 Annual Meeting.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under "Share Ownership by Principal Stockholders and Management" and "Election of Directors" in the Company's Proxy Statement for the 1999 Annual Meeting.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under "Compensation Committee Interlocks and Insider Participation Decisions" in the Company's Proxy Statement for the 1999 Annual Meeting.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The information required by subsections (a)1 and (a)2 of this item are included in the response to Item 8 of Part II of this Annual Report on Form 10-K.

(a)      Exhibits
         --------
          3.1(1)        Amended and Restated Certificate of Incorporation.
          3.2(1)        By-Laws.
          4.1(1)        Fourth Amended and Restated  Investor  Rights  Agreement
                        dated July 15, 1993.
         10.1(1)        Form of Indemnity Agreement for directors and officers.
         10.2(1)        Amended and Restated 1993 Stock Option Plan and forms of
                        agreement thereunder.
         10.4(1)        1994  Outside  Directors  Stock  Option Plan and form of
                        agreement thereunder.
         10.9(1)        Facilities   Lease  dated   August  8,  1991  with  John
                        Arrillaga,  Trustee,  or his Trustee,  or his  Successor
                        Trustee UTA dated  7/20/77,  as amended,  and Richard T.
                        Peery,  Trustee,  or his  Successor  Trustee  UTA  dated
                        7/20/77, as amended.
         10.12(1)(2)    OEM Purchase Agreement with Network General  Corporation
                        dated March 4, 1991.
         10.14(3)       Amendment No. 1, dated June 1, 1994, to Facilities Lease
                        with John Arrillaga,  Trustee,  or his Successor Trustee
                        UTA dated  7/20/77,  as  amended,  and Richard T. Peery,
                        Trustee,  or his Successor Trustee UTA dated 7/20/77, as
                        amended.
         10.18(4)       Purchase  Agreement  among  Network   Peripherals  Inc.,
                        Network Peripherals,  Ltd., NuCom Systems, Inc., and the
                        shareholders of NuCom, dated January 31, 1996.
         10.22(5)       Line  of  Credit  Agreement  with  Sumitomo  Bank  dated
                        October 2, 1996.
         10.23(5)       Agreement with Glenn Penisten dated May 15, 1996.
         10.26(7)       Purchase  Agreement  among  Network   Peripherals  Inc.,
                        NetVision   Corporation,   and   the   shareholders   of
                        NetVision, dated April 29, 1997.
         10.28(6)       Amended 1994 Outside Directors Option Plan.
         10.29(8)       Development    and   Purchase    Agreement    with   Sun
                        Microsystems, Inc., dated February 25, 1994.
         10.30(8)       Corporate Supply Agreement with Sun Microsystems,  Inc.,
                        dated March 31, 1997.
         10.31(9)       Modification Agreement,  dated August 29, 1997, to amend
                        certain  terms  of the  Line of  Credit  Agreement  with
                        Sumitomo Bank of California.
         10.32(9)       Second Modification Agreement,  dated November 17, 1997,
                        to amend certain  terms of the Line of Credit  Agreement
                        with Sumitomo Bank of California.
         10.33(9)       Amended and Restated Salary Continuation  Agreement with
                        Pauline Lo Alker dated October 31, 1997.
         10.35(9)       Salary Continuation  Agreement with Glenn Penisten dated
                        October 31, 1997.
         10.37(9)       Salary Continuation  Agreement with James Sullivan dated
                        October 31, 1997.
         10.39          Amended 1997 Stock Plan.
         10.40          Third Modification Agreement,  dated August 18, 1998, to
                        amend certain terms of the Line of Credit Agreement with
                        Sumitomo Bank of California.
         10.41          Employment Agreement with William Rosenberger dated June
                        11, 1998,  and  subsequent  amendment  dated October 19,
                        1998.
         10.42          Salary Continuation  Agreement with Jerry McDowell dated
                        October 19, 1998.
         10.43          Salary  Continuation  Agreement with Wilson Cheung dated
                        January 13, 1999.
         10.44          Salary  Continuation  Agreement  with Robert Zecha dated
                        January 13, 1999.
         21             Subsidiaries of the Registrant.
         23.1(9)        Consent of Independent Accountants dated March 27, 1998.
         23.2           Consent of Independent Accountants dated March 22, 1999.
         27             Financial Data Schedule.

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


                                               NETWORK PERIPHERALS INC.

                                               By: \s\  WILSON CHEUNG
                                                   -----------------------------
                                                   Wilson Cheung
                                                   Vice President of Finance and
                                                   Chief Financial Officer
                                                   (Authorized Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signature                      Title

               \s\  WILLIAM ROSENBERGER       President, Chief Executive Officer
               --------------------------      and Director (Principal Executive
               William Rosenberger             Officer)


               \s\  WILSON CHEUNG             Vice President of Finance and
               --------------------------      Chief Financial Officer
               Wilson Cheung                   (Principal Financial and
                                               Accounting Officer)


               \s\  STEVE BELL                Director
               --------------------------
               Steve Bell


               \s\  MICHAEL GARDNER           Director
               --------------------------
               Michael Gardner


               \s\  CHARLES HART              Director
               --------------------------
               Charles Hart


               \s\  GLENN PENISTEN            Chairman of the Board
               --------------------------
               Glenn Penisten

                            NETWORK PERIPHERALS INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

SCHEDULE II

                                                                                      Additions
                                                                             -------------------------
                                                                Balance at   Charged to     Charged to                    Balance at
                                                                 Beginning    Costs and          Other                           End
                                                                   of Year     Expenses       Accounts    Deductions         of Year
------------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996
    Allowance for doubtful accounts                               $   200        $--          $    21        $   (12)        $   209
    Allowance for sales returns and other
    credits                                                           538         --            6,743         (6,336)            945
                                                                  ------------------------------------------------------------------
     Total allowances for doubtful accounts and
     sales returns                                                    738         --            6,764         (6,348)          1,154

Year ended December 31, 1997
    Allowance for doubtful accounts                                   209         --              138            (49)            298
    Allowance for sales returns and other credits                     945         --            3,593         (3,652)            886
                                                                  ------------------------------------------------------------------
     Total allowances for doubtful accounts and
     sales returns                                                  1,154         --            3,731         (3,701)          1,184

Year ended December 31, 1998
    Allowance for doubtful accounts                                   298         --               49           (264)             83
    Allowance for sales returns and other credits                     886         --              187           (633)            440
                                                                  ------------------------------------------------------------------
     Total allowances for doubtful accounts and
     sales returns                                                $ 1,184        $--          $   236        $  (897)        $   523
                                                                  ==================================================================