Form 10-Q
period 1999-03-31
NETWORK PERIPHERALS INC
filed 1999-05-12
CIK 922521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

         (Mark One)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

            [ ] TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of May 7, 1999 was 12,623,597.

                            NETWORK PERIPHERALS INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I. - FINANCIAL INFORMATION

                                                                                                 Page
Item 1.    Financial Statements (unaudited):

           Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                  3

           Consolidated Statements of Operations for the Three Months Ended
              March 31, 1999 and 1998                                                              4

           Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 1999 and 1998                                                              5

           Notes to Consolidated Financial Statements                                              6-7

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                8-12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                              12


PART II. - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                        13

           Signatures                                                                              14

                                       2

PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                            NETWORK PERIPHERALS INC.
                                    CONSOLIDATED BALANCE SHEETS - UNAUDITED
                                       (in thousands, except share data)


                                                                                 March 31,        December 31,
                                                                                   1999               1998
                                                                                 --------            --------

ASSETS

Current assets:
     Cash and cash equivalents                                                   $  5,300            $  5,537
     Short-term investments                                                        15,600              17,814
     Accounts receivable, net of allowance for doubtful accounts and
        returns of $404 and $523, respectively                                      2,480               3,430
     Inventories                                                                    3,941               3,124
     Prepaid expenses and other current assets                                        704                 742
                                                                                 --------            --------
              Total current assets                                                 28,025              30,647
Property and equipment, net                                                         4,371               4,560
Other assets                                                                          364                 342
                                                                                 --------            --------
                                                                                 $ 32,760            $ 35,549
                                                                                 ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $  2,411            $  2,450
     Accrued liabilities                                                            1,694               2,127
                                                                                 --------            --------
              Total current liabilities                                             4,105               4,577
                                                                                 --------            --------

Stockholders' equity:
     Preferred Stock, $0.001 par value, 2,000,000 shares authorized;
        no shares issued or outstanding                                              --                  --
     Common Stock, $0.001 par value, 20,000,000 shares authorized;
        12,343,000 and 12,292,000 shares issued and outstanding,
        respectively                                                                   12                  12
     Additional paid-in capital                                                    64,309              64,060
     Accumulated deficit                                                          (35,666)            (33,100)
                                                                                 --------            --------
              Total stockholders' equity                                           28,655              30,972
                                                                                 --------            --------
                                                                                 $ 32,760            $ 35,549
                                                                                 ========            ========




The accompanying notes are an integral part of these financial statements.

                            NETWORK PERIPHERALS INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (in thousands, except per share data)


                                                           Three Months Ended
                                                                March 31,
                                                       -------------------------
                                                         1999            1998
                                                       --------        --------

Net sales                                              $  3,783        $  8,020
Cost of sales                                             3,118           4,651
                                                       --------        --------
      Gross profit                                          665           3,369
                                                       --------        --------
Operating expenses:
      Research and development                            1,392           2,857
      Marketing and selling                               1,331           1,773
      General and administrative                            775             866
                                                       --------        --------
           Total operating expenses                       3,498           5,496
                                                       --------        --------
Loss from operations                                     (2,833)         (2,127)
Interest income                                             267             382
                                                       --------        --------
Loss before income taxes                                 (2,566)         (1,745)
Income taxes                                               --              --
                                                       --------        --------
Net loss                                               $ (2,566)       $ (1,745)
                                                       ========        ========


Net loss per share:
    Basic                                              $  (0.21)       $  (0.14)
                                                       ========        ========
    Diluted                                            $  (0.21)       $  (0.14)
                                                       ========        ========

Weighted average common shares:
    Basic                                                12,311          12,255
                                                       ========        ========
    Diluted                                              12,311          12,255
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


                                         NETWORK PERIPHERALS INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             Increase (Decrease) in Cash and Cash Equivalents
                                              (in thousands)



                                                                               Three Months Ended
                                                                                    March 31,
                                                                        -------------------------------
                                                                          1999                   1998
                                                                        --------               --------
Cash flows from operating activities:
    Net loss                                                            $ (2,566)              $ (1,745)
    Adjustments to reconcile net loss to net cash used in
          operating activities:
       Depreciation and amortization                                         431                    477
       Amortization of goodwill                                               10                     10
       Changes in assets and liabilities:
         Accounts receivable                                                 950                   (643)
         Inventories                                                        (817)                (1,087)
         Income tax refund receivable                                       --                       24
         Prepaid expenses and other assets                                     6                    196
         Accounts payable                                                    (39)                 2,491
         Accrued liabilities                                                (433)                  (729)
                                                                        --------               --------
             Net cash used in operating activities                        (2,458)                (1,006)
                                                                        --------               --------

Cash flows from investing activities:
    Proceeds from sales of short-term investments                          2,214                   --
    Purchases of short-term investments                                     --                      (21)
    Purchases of property and equipment                                     (242)                  (420)
                                                                        --------               --------
             Net cash provided by (used in) investing activities           1,972                   (441)
                                                                        --------               --------

Cash flows from financing activities:
    Proceeds from issuance of Common Stock                                   249                     31
                                                                        --------               --------
             Net cash provided by financing activities                       249                     31
                                                                        --------               --------

Net decrease in cash and cash equivalents                                   (237)                (1,416)
Cash and cash equivalents, beginning of period                             5,537                 16,094
                                                                        --------               --------

Cash and cash equivalents, end of period                                $  5,300               $ 14,678
                                                                        ========               ========

Supplemental  disclosure  of cash flow  information
Cash paid during the period for:
       Income taxes                                                     $      5               $     20



The accompanying notes are an integral part of these financial statements.

                            NETWORK PERIPHERALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of Network Peripherals Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of March 31, 1999 and December 31, 1998, and the results of its operations and its cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

         Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or for any other future period.

2.       NET LOSS PER SHARE

         Basic earnings per share ("EPS") are computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method. For the three months ended March 31, 1999 and 1998, the Company incurred net losses, and the inclusion of potential common shares would result in an antidilutive per share amount. Accordingly, no adjustment is made to basic EPS to arrive at the diluted EPS.

3.       INVENTORIES

         The components of inventories consist of the following (in thousands):

                                                      March 31,     December 31,
                                                        1999           1998
                                                       ------         ------
                 Raw materials                         $  840         $  882
                 Work-in-process                        1,016            572
                 Finished goods                         2,085          1,670
                                                       ------         ------
                                                       $3,941         $3,124
                                                       ======         ======

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.       PROPERTY AND EQUIPMENT, NET

         Property and equipment consist of the following (in thousands):

                                                     March 31,      December 31,
                                                        1999           1998
                                                      -------         -------
                  Computer and equipment              $ 8,511         $ 8,267
                  Furniture and fixtures                  919             920
                  Leasehold improvements                  305             306
                                                      -------         -------
                                                        9,735           9,493
                  Accumulated depreciation             (5,364)         (4,933)
                                                      -------         -------
                                                      $ 4,371         $ 4,560
                                                      =======         =======

5.       ACCRUED LIABILITIES

         The components of accrued liabilities consist of the following (in thousands):

                                                      March 31,     December 31,
                                                         1999           1998
                                                        ------        ------
                  Salaries and benefits                 $  505        $  973
                  Warranty                                 469           450
                  Co-op advertising and market
                     development funds                     355           386
                  Other                                    365           318
                                                        ------        ------
                                                        $1,694        $2,127
                                                        ======        ======

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


RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended March 31, 1999 (the quarter) were $3.8 million, compared to $8.0 million for the three months ended March 31, 1998 (the comparable quarter). The decrease in net sales was primarily attributed to decreased shipments of products based on FDDI technology. Net sales of FDDI products totaled $1.7 million for the quarter, compared to $4.7 million for the comparable quarter. Such decrease was due to shrinkage of overall demand of FDDI products and significant reduction of orders from a major OEM customer, that is in the process of working down its excess inventories. The balance of the decrease in total net sales for the quarter was attributed to a decrease in the sales of Layer 2 Fast Ethernet switching products: net sales totaled $2.1 million for the quarter, compared to $3.3 million for the comparable quarter. Layer 2 Fast Ethernet products continue to encounter increased competition and price erosion in the commodity-like market.

Sales to OEM customers were $2.0 million, or 53% of net sales, for the quarter, compared to $5.4 million, or 67% of net sales, for the comparable quarter. The balance of the sales for both the quarter and the comparable quarter were made to distribution channels. Distribution sales totaled $1.8 million for the quarter and $2.6 million for the comparable quarter. Categorizing sales by geography, sales to customers in North America decreased to $1.9 million for the quarter from $5.1 million for the comparable quarter, while international sales decreased to $1.9 million from $2.9 million.

The decrease in sales to OEM customers and customers in North America was primarily attributed to decreased shipments of FDDI products as discussed above. The decrease in distribution sales, as well as international sales, reflected the maturity of the Layer 2 Fast Ethernet products in general.

The Company does not expect any noticeable growth in sales in 1999 until volume shipment of NuWave products, which are Layer 3 gigabit Ethernet switches, commences in mid-1999.

Gross Profit/Margin

Gross margin was 18% for the quarter, compared to 42% for the comparable quarter. The gross margin was exceptionally low primarily due to significant decrease in sales of higher-margin FDDI products, compounded with competitive pricing on Layer 2 Fast Ethernet switching products. The Company expects that the quarterly gross margin in 1999 will approximate the current level until volume shipment of NuWave products commences in mid-1999.

Research and Development

Research and development expenses for the quarter were $1.4 million, or 37% of net sales, compared to $2.9 million, or 36% of net sales, for the comparable quarter. The decrease in expenses reflected a significant reduction in payroll and overhead costs as a result of eliminating certain non-critical personnel in the third quarter of 1998. In addition, consultant fees and non-recurring engineering charges decreased from the 1998 level, as the development of NuWave ASICs (Application-Specific Integration Circuits) is nearly completed.

The Company continues to invest a substantial amount of its resources in the development of NuWave family of products. The Company expects that research and development expenses will be higher in the second quarter than the current level; however, such expenses are expected to gradually decline after volume shipment of NuWave products commences in mid-1999.

Marketing and Selling

Marketing and selling expenses for the quarter were $1.3 million, or 35% of net sales, compared to $1.8 million, or 22% of net sales, for the comparable quarter. The decrease in expenses was attributed to decrease in commission expenses due to lower sales for the quarter and overall reduction in payroll, overhead costs, and certain promotion expenses during 1998 in connection with the Company's strategy to refocus on its OEM customer base.

The Company expects to increase spending in marketing and selling activities from its current level in order to launch NuWave products and to establish a leadership presence within the industry through various advertising campaigns, direct mailings and trade show exhibitions.

General and administrative

General and administrative expense for the quarter were $775,000, or 20% of net sales, compared to $866,000, or 11% of net sales, for the comparable quarter. The decrease in expenses was primarily attributed to lower headcount. The
Company expects general and administrative expenses to remain relatively consistent with the current level for the remainder of 1999.

Interest Income

Interest income for the quarter was $267,000, compared to $382,000 in the comparable quarter. The decrease was primarily due to a lower aggregate balance of cash, cash equivalents and short-term investments.

Income Taxes

The Company did not record a tax benefit associated with the net loss incurred for the quarter and for the comparable quarter, as the realization of deferred tax assets is deemed uncertain based on evidence currently available. Accordingly, a full valuation allowance has been provided.

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

The Company has completed an assessment of its current and installed base of products. The Company believes that substantially all products manufactured on or after August 1, 1997 are Year 2000 compliant, with the exception of the EIFO family of switches, which sold minimally in 1997 and 1998. For the older products and the EIFO products, which are deemed not in compliance, the Company believes they will continue to perform all essential and material functions after the year 2000; but in limited circumstances, they may incorrectly display or report the date within the network management software. Given that the installed base of non-compliant products has diminished as time elapsed and that the non-compliant products will perform their standard functions, the Company expects most of its end-users will not have issue with the Company's products in the year 2000 and beyond.

The Company has substantially completed its assessment and remediation of its information systems. With the recent implementation of an ERP (enterprise resource planning) and standardization of its network and desktop applications completed in 1998, the Company believes its information systems in its headquarters are in compliance with year 2000. Similarly, the Company's remote locations, New York and the Netherlands, have completed an update of its information systems and are also in compliance. The Company's manufacturing facility in Taiwan is in its final stages of upgrading its information systems, including ERP, and is expected to be in compliance by June 1999.

In 1998, the Company purchased and put into operation a new SMT (surface mount technology) line in its manufacturing facility where substantially all of its manufacturing will be performed in mid-1999 and beyond. Certification from the manufacturer of the SMT equipment has not yet been received. However, because the SMT equipment is relatively new, the Company believes that embedded chips in this equipment are likely to be year 2000 compliant. The Company's telecommunication systems, security system, electrical power system and other mission critical systems in its operational infrastructure in all locations are currently being assessed for compliance. Completion of this phase of the Program is expected in June 1999.

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

Despite the Company's efforts (i) to identify the Year 2000 compliance of its products and the effects of any non-compliance, (ii) to assess and mitigate non-compliance of its information systems and its operational infrastructure, and (iii) to address suppliers' readiness, the Company cannot be certain that all areas have been identified or that the solutions implemented to address non-compliance will be successful. There remains a risk that the failures and difficulties encountered in the Program may disrupt operations and cause material adverse effects on the Company's result of operations and financial condition.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $23.9 million and $26.1 million at March 31, 1999 and December 31, 1998, respectively, and the current ratio (ratio of current assets to current liabilities) was 6.8 to 1 and 6.7 to 1, respectively. The aggregate balance of cash, cash equivalents and short-term investments, which decreased to $20.9 million at March 31, 1999 from $23.4 million at December 31, 1998, was used primarily to finance the Company's operations and capital expenditures. For the quarter ended March 31, 1999, net cash used in operating activities was $2.5 million, which was principally attributed to the net loss of $2.6 million and an increase in inventories of $817,000, partially offset by a decrease in accounts receivable of $950,000. For the quarter ended March 31, 1998, net cash used in operating activities was $1 million, which was attributed to the net loss of $1.7 million, an increase in accounts receivable of $643,000 and an increase in inventories of $1.1 million, partially offset by an increase in accounts payable of $2.5 million. The Company expects the deficiency in cash flow from operations to continue until after the volume shipment of NuWave products starts in mid-1999 and overall sales begin to improve.

The Company's capital expenditures totaled $242,000 and $420,000 for the quarters ended March 31, 1999 and 1998, respectively, and were related to purchases of equipment used in production and development activities and other computer software and equipment for the upgrade and enhancement of the information systems. In 1999, the Company plans to incur capital expenditures of approximately $1.3 million.

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


BUSINESS RISKS

In addition to the factors addressed in the preceding sections, certain characteristics and dynamics of the Company's markets, technologies and operations create risks to the Company's long-term success and to predictable quarterly results. These risks will also affect the Company's ability to achieve the results anticipated by the forward-looking statements contained in this report. The Company's quarterly results have in the past varied and are expected in the future to vary significantly as a result of factors such as the timing and shipment of significant orders, new product introductions or technological advances by the Company and its competitors, market acceptance of new or enhanced versions of the Company's products, changes in pricing policies by the Company and its competitors, the mix of distribution channels through which the Company's products are sold, the mix of products sold, the accuracy of resellers' and OEM's forecast of end-user demand, the ability of the Company to obtain sufficient supplies of sole or limited source components for the Company's products, and general economic conditions. In response to competitive pressures or new product introductions, the Company may take certain pricing or marketing actions that could materially and adversely affect the Company's operating results. In the event of a reduction in the prices of its products, the Company has committed to providing retroactive price adjustments on inventories held by its distributors, which could have the effect of reducing margins and operating results. In addition, changes in the mix of products sold and the mix of distribution channels through which the Company's products are sold may cause fluctuations in the Company's gross margins. The Company's expense levels are based, in part, on its expectations of its future revenue and, as a result, net income would be disproportionately affected by a reduction in revenue. Due to the potential quarterly fluctuation in operating results, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

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

The markets in which the Company competes are also characterized by intense competition. Several of the Company's competitors have significantly broader product offerings and greater financial, technical, marketing and other resources than the Company. These larger competitors may also be able to obtain higher priority for their products from distributors and other resellers that carry products of many companies. A number of the Company's competitors were acquired by larger companies in the past few years, and one competitor recently had an initial public offering of its common stock. As a result, these competitors are able to devote significantly greater resources to the development and marketing of competitive products. These competitive pressures could adversely affect the Company's business and operating results.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in financial market risk as originally discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits           Description of Document
                  --------           -----------------------

                   3.1(1)    Amended and Restated Certificate of Incorporation.

                   3.2(1)    By-Laws.

                   27        Financial Data Schedule.

                      (1)    Incorporated by reference to the corresponding
                             exhibit in the Registrant's Registration
                             Statement on Form S-1.


         (b)      Reports on Form 8-K

                  None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NETWORK PERIPHERALS INC.


Date:  May 12, 1999                     By:
                                                 -----------------------------
                                                 Wilson Cheung
                                                 Vice President of Finance and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                   Accounting Officer)