Form 10-Q
period 1999-06-30
NETWORK PERIPHERALS INC
filed 1999-08-11
CIK 922521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                  Yes _X_   No ___


The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of August 6, 1999 was 12,676,336.

                            NETWORK PERIPHERALS INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


                                                                            Page
                                                                            ----
Item 1. Financial Statements (unaudited):

        Consolidated Balance Sheets as of June 30, 1999 and
           December 31, 1998                                                  3

        Consolidated Statements of Operations for Three and Six Months
           Ended June 30, 1999 and 1998                                       4

        Consolidated Statements of Cash Flows for Six Months Ended
           June 30, 1999 and 1998                                             5

        Notes to Consolidated Financial Statements                          6-7

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                           8-12

Item 3. Quantitative and Qualitative Disclosures about Market Risk           12


PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                  13

Item 6. Exhibits and Reports on Form 8-K                                     13

        Signatures                                                           14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                      NETWORK PERIPHERALS INC.
                                               CONSOLIDATED BALANCE SHEETS - UNAUDITED
                                                  (in thousands, except share data)

                                                                                                       June 30,         December 31,
                                                                                                         1999                1998
                                                                                                       --------            --------
ASSETS

Current assets:
     Cash and cash equivalents                                                                         $  7,445            $  5,537
     Short-term investments                                                                              10,967              17,814
     Accounts receivable, net of allowance for doubtful accounts and
        returns of $396 and $523, respectively                                                            2,437               3,430
     Receivable from sale of assets                                                                       1,220                --
     Inventories                                                                                          2,955               3,124
     Prepaid expenses and other current assets                                                              624                 742
                                                                                                       --------            --------
              Total current assets                                                                       25,648              30,647
Property and equipment, net                                                                               4,297               4,560
Other assets                                                                                                327                 342
                                                                                                       --------            --------
                                                                                                       $ 30,272            $ 35,549
                                                                                                       ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                  $  1,399            $  2,450
     Accrued liabilities                                                                                  1,532               2,127
                                                                                                       --------            --------
              Total current liabilities                                                                   2,931               4,577
                                                                                                       --------            --------

Stockholders' equity:
     Preferred Stock, $0.001 par value, 2,000,000 shares authorized;
        no shares issued or outstanding                                                                    --                  --
     Common Stock, $0.001 par value, 20,000,000 shares authorized;
        12,674,000 and 12,292,000 shares issued and outstanding,
        respectively                                                                                         13                  12
     Additional paid-in capital                                                                          65,640              64,060
     Accumulated deficit                                                                                (38,312)            (33,100)
                                                                                                       --------            --------
              Total stockholders' equity                                                                 27,341              30,972
                                                                                                       --------            --------
                                                                                                       $ 30,272            $ 35,549
                                                                                                       ========            ========

The accompanying notes are an integral part of these financial statements.

                                                      NETWORK PERIPHERALS INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                                (in thousands, except per share data)

                                                                    Three Months Ended                      Six Months Ended
                                                                          June 30,                               June 30,
                                                               ----------------------------            ----------------------------
                                                                 1999               1998                 1999                1998
                                                               --------            --------            --------            --------
Net sales                                                      $  3,393            $  7,250            $  7,176            $ 15,270
Cost of sales                                                     2,954               4,309               6,072               8,961
                                                               --------            --------            --------            --------
     Gross profit                                                   439               2,941               1,104               6,309
                                                               --------            --------            --------            --------
Operating expenses:
     Research and development                                     1,938               3,669               3,330               6,527
     Marketing and selling                                        1,575               1,621               2,906               3,394
     General and administrative                                     879                 819               1,654               1,683
     Gain on sale of assets                                      (1,055)               --                (1,055)               --
                                                               --------            --------            --------            --------
         Total operating expenses                                 3,337               6,109               6,835              11,604
                                                               --------            --------            --------            --------
Loss from operations                                             (2,898)             (3,168)             (5,731)             (5,295)
Interest income                                                     252                 424                 519                 806
                                                               --------            --------            --------            --------
Loss before income taxes                                         (2,646)             (2,744)             (5,212)             (4,489)
Income taxes                                                       --                  --                  --                  --
                                                               --------            --------            --------            --------
Net loss                                                       $ (2,646)           $ (2,744)           $ (5,212)           $ (4,489)
                                                               ========            ========            ========            ========


Net loss per share:
    Basic                                                      $  (0.21)           $  (0.22)           $  (0.42)           $  (0.37)
                                                               ========            ========            ========            ========
    Diluted                                                    $  (0.21)           $  (0.22)           $  (0.42)           $  (0.37)
                                                               ========            ========            ========            ========

Weighted average common shares:
    Basic                                                        12,620              12,282              12,466              12,269
                                                               ========            ========            ========            ========
    Diluted                                                      12,620              12,282              12,466              12,269
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

                                                      NETWORK PERIPHERALS INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                          Increase (Decrease) in Cash and Cash Equivalents
                                                           (in thousands)

                                                                                                             Six Months Ended
                                                                                                                  June 30,
                                                                                                         --------------------------
                                                                                                           1999              1998
                                                                                                         --------          --------
Cash flows from operating activities:
  Net loss                                                                                               $ (5,212)         $ (4,489)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
     Depreciation and amortization                                                                            901               961
     Gain on sale of assets                                                                                (1,055)             --
     Changes in assets and liabilities:
       Accounts receivable                                                                                    993               253
       Inventories                                                                                            169            (1,486)
       Income tax refund receivable                                                                          --                 437
       Prepaid expenses and other assets                                                                      133              (140)
       Accounts payable                                                                                    (1,051)            3,816
       Accrued liabilities                                                                                   (595)           (2,013)
                                                                                                         --------          --------
          Net cash used in operating activities                                                            (5,717)           (2,661)
                                                                                                         --------          --------

Cash flows from investing activities:
  Purchases of property and equipment                                                                        (987)           (1,421)
  Proceeds from sale of assets, net of expenses                                                               184              --
  Proceeds from sales of short-term investments                                                             6,847              --
  Purchases of short-term investments                                                                        --                (657)
  Holdback amount from acquisition                                                                           --                (456)
                                                                                                         --------          --------
          Net cash provided by (used in) investing activities                                               6,044            (2,534)
                                                                                                         --------          --------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock                                                                    1,581               181
                                                                                                         --------          --------
          Net cash provided by financing activities                                                         1,581               181
                                                                                                         --------          --------

Net increase (decrease) in cash and cash equivalents                                                        1,908            (5,014)
Cash and cash equivalents, beginning of period                                                              5,537            16,094
                                                                                                         --------          --------

Cash and cash equivalents, end of period                                                                 $  7,445          $ 11,080
                                                                                                         ========          ========

Supplemental  disclosure of cash flow information
  Cash paid during the period for:
       Income taxes                                                                                      $     47          $     47
                                                                                                         ========          ========
  Noncash investing activities:
       Receivable from sale of assets                                                                    $  1,220          $   --
                                                                                                         ========          ========

The accompanying notes are an integral part of these financial statements.

                            NETWORK PERIPHERALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Network Peripherals Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of June 30, 1999 and December 31, 1998, the results of its operations for the three-month and the six-month periods ended June 30, 1999 and 1998, and its cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

     Operating results for the three-month and the six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or for any other future period.

2.   NET LOSS PER SHARE

     Basic earnings per share ("EPS") are computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation, including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method. For the three and the six months ended June 30, 1999 and 1998, the Company incurred net losses, and the inclusion of potential common shares would result in an antidilutive per share amount. Accordingly, no adjustment is made to basic EPS to arrive at diluted EPS.

3.   INVENTORIES

     The components of inventories consist of the following (in thousands):

                                                   June 30,       December 31,
                                                     1999             1998
                                                    ------           ------
     Raw materials                                  $  798           $  882
     Work-in-process                                   802              572
     Finished goods                                  1,355            1,670
                                                    ------           ------
                                                    $2,955           $3,124
                                                    ======           ======

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment consist of the following (in thousands):

                                                    June 30,    December 31,
                                                     1999           1998
                                                   -------         -------
     Computer and equipment                        $ 8,292         $ 8,267
     Furniture and fixtures                          1,041             920
     Leasehold improvements                            305             306
                                                   -------         -------
                                                     9,638           9,493
     Accumulated depreciation                       (5,341)         (4,933)
                                                   -------         -------
                                                   $ 4,297         $ 4,560
                                                   =======         =======


5.   ACCRUED LIABILITIES

     The components of accrued liabilities consist of the following (in thousands):

                                                          June 30, December 31,
                                                            1999      1998
                                                           ------    ------
     Salaries and benefits                                 $  578    $  973
     Warranty                                                 375       450
     Co-op advertising and market development funds           357       386
     Other                                                    222       318
                                                           ------    ------
                                                           $1,532    $2,127
                                                           ======    ======


6.   SALE OF ASSETS

     In June 1999, the Company sold its research and development office located in Hsin Chu, Taiwan, for a total of $1,620,000, of which $400,000 and $500,000 were received in June and July 1999, respectively, and the remaining balance is to be received in July 2000. In connection therewith, the Company recorded a net gain of $1,055,000, after accounting for a write-off of related assets of $349,000 and payments of broker fees and severance of $216,000.

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


RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended June 30, 1999 (the "quarter") were $3.4 million, compared to $7.3 million for the three months ended June 30, 1998 (the "comparable quarter"). Net sales for the six months ended June 30, 1999 (the "six-month period") were $7.2 million, compared to $15.3 million for the six months ended June 30, 1998 (the "comparable period"). The decrease in net sales for the quarter and for the six-month period was primarily due to decreased shipments of products based on FDDI technology. Such decrease reflected a continued decline in the overall demand for FDDI products and a significant reduction of orders from a major OEM customer. Net sales of FDDI products for the quarter decreased to $1.9 million from $4.6 million for the comparable quarter, while net sales for the six-month period decreased to $3.6 million from $9.3 million for the comparable period. The balance of the decrease in total net sales was attributed to a decrease in sales of Layer 2 Fast Ethernet switching products, which continue to experience price competition in the commodity-like market.

Sales to OEM customers were $1.8 million for the quarter, reflecting a 66% decrease from the comparable quarter. For the six-month period, sales to OEM customers were $3.8 million, reflecting a 65% decrease from the comparable period. The balance of the sales was made to distribution channels. Distribution sales were $1.6 million and $3.4 million for the quarter and the six-month period, respectively, reflecting a decrease of 20% and 27% from 1998.

Categorizing sales by geography, sales to North America and international customers during the quarter decreased to $2.1 million and $1.3 million, respectively, from $5.4 million and $1.9 million for the comparable quarter. For the six-month period, sales to North America and international customers declined to $4.0 million and $3.2 million, respectively, from $10.6 million and $4.7 million for the comparable period.

The decrease in sales to OEM customers and customers in North America was primarily attributed to decreased shipments of FDDI products as discussed above. The decrease in distribution sales, as well as international sales, reflected the saturation of the Layer 2 Fast Ethernet products in general.

The Company does not expect any noticeable growth in sales until volume shipment of NuWave products, which are Layer 3 gigabit Ethernet switches. The Company currently expects such shipment to commence in the fourth quarter of 1999.

Gross Profit/Margin

Gross margin was 13% for the quarter and 15% for the six-month period, compared to 41% for both the corresponding periods in 1998. The gross margin was exceptionally low in 1999 primarily due to significant decrease in sales of higher-margin FDDI products, compounded with competitive pricing on Layer 2 Fast Ethernet switching products. The Company expects the quarterly gross margin to improve from the current level when volume shipment of NuWave products commences.

Research and Development

Research and development expenses were $1.9 million, or 57% of net sales, for the quarter, compared to $3.7 million, or 51% of net sales, for the comparable quarter. For the six-month period and the comparable period, research and development expenses were $3.3 million, or 46% or net sales, and $6.5 million, or 43% of net sales, respectively. The decrease in expenses in 1999 reflected a significant reduction in payroll and overhead costs as a result of eliminating certain non-critical personnel in the third quarter of 1998. In addition, consultant fees and non-recurring engineering charges decreased from the 1998 level, in alliance with certain development activities relating to NuWave ASICs (Application-Specific Integrated Circuits).

The Company continues to invest a substantial amount of its resources in developing NuWave family of products. The Company expects that research and development expenses will be higher in the third quarter than the current level; however, such expenses are expected to gradually decline after volume shipment of NuWave products commences.

Marketing and Selling

Marketing and selling expenses were $1.6 million for both the quarter and the comparable quarter. As a percentage of net sales, marketing and selling expenses increased to 46% for the quarter from 22% for the comparable quarter. For the six-month period and the comparable period, expenses were $2.9 million, or 41% of net sales, and $3.4 million, or 22% of net sales, respectively. Marketing and selling expenses for the quarter remained consistent with the same period in 1998, as an increase in marketing expenses was offset by a decrease in selling expenses. An increase in marketing expenses was due to increased spending in advertising and other marketing activities in preparing for the launch of NuWave products, while a decrease in selling expenses was related to a decrease in commission and promotional expenses due to lower sales. For the six-month period, marketing and selling expenses decreased from the comparable period primarily because of a decrease in commission and promotional expenses due to lower sales.

The Company continues to increase its spending in marketing and selling activities from the current level in order to launch NuWave products and to establish a leadership presence within the industry through various advertising campaigns, direct mailings and trade show exhibitions.

General and Administrative

General and administrative expenses were $879,000, or 26% of net sales, for the quarter, compared to $819,000, or 11% of net sales, for the comparable quarter. For the six-month and the comparable periods, expenses were $1.7 million for both periods, or 23% and 11% of net sales, respectively. The Company expects general and administrative expenditures to increase moderately in the third quarter from the current level due to relocation of facilities.

Gain on sale of assets

In connection with the sale of its research and development office in Hsin Chu, Taiwan, which was completed in June 1999, the Company recorded a gain on sale of assets of $1,055,000, net of a write-off of fixed assets and payments of broker fees and severance totaling $565,000. The divestiture of this office was completed in an effort to reduce the Company's investment in its legacy products (FDDI and Layer 2 Fast Ethernet switching products) and to focus its resources on the commercialization of NuWave products.

Interest Income

Interest income for the quarter and the six-month period were $252,000 and $519,000, respectively, compared to $424,000 and $806,000 in the corresponding periods in 1998. The decrease was primarily due to a lower aggregate balance of cash, cash equivalents and short-term investments.

Income Taxes

The Company did not record a tax benefit associated with the net loss incurred in 1999 and 1998, as the realization of deferred tax assets is deemed uncertain based on evidence currently available. Accordingly, a full valuation allowance has been provided.

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

The Company has completed an assessment of its current and installed base of products. The Company believes that substantially all products manufactured on or after August 1, 1997 are Year 2000 compliant, with the exception of the EIFO family of switches, which sold minimally in 1997 and 1998. For the older products and the EIFO products, which are deemed not in compliance, the Company believes they will continue to perform all essential and material functions after the year 2000; but in limited circumstances, they may incorrectly display or report the date within the network management software. Given that the installed base of non-compliant products has diminished as time elapsed and that the non-compliant products will perform their standard functions, the Company expects most of its end-users will not have issue with the year 2000.

The Company has substantially completed its assessment and remediation of its information systems. With the recent implementation of an ERP (enterprise resource planning) software system and standardization of its network and desktop applications completed in 1998, the Company believes its information systems in its headquarters are in compliance with year 2000. Similarly, the Company's remote locations in New York, the Netherlands, and Taiwan have completed an update of their information systems and are also in compliance.

In 1998, the Company purchased and put into operation a new SMT (surface mount technology) line in its manufacturing facility where substantially all of its manufacturing will be performed in 2000 and beyond. The manufacturer of the equipment has certified that such equipment is Year 2000 compliant.

The Company's telecommunication systems, security system, electrical power system and other mission critical systems in its operational infrastructure in all locations are currently being assessed for compliance. Completion of this phase of the Program is expected in August 1999.

The Company has completed a survey of all its critical suppliers and third parties for their year 2000 readiness. All respondents have declared that they are prepared for year 2000.

A contingency plan is being established and is expected to be completed by September 1999. As the Company's Program is substantially complete, the incremental cost to fully complete the Program in 1999 is expected to be immaterial.

Despite the Company's efforts (1) to identify the Year 2000 compliance of its products and the effects of any non-compliance, (2) to assess and mitigate non-compliance of its information systems and its operational infrastructure, and (3) to address suppliers readiness, the Company cannot be certain that all areas have been identified or that the solution implemented to address non-compliance will be successful. There remains a risk that the failures and difficulties encountered in the Program may disrupt operations and cause material adverse effects on the Company's results of operations and financial condition.


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $22.7 million and $26.1 million at June 30, 1999 and December 31, 1998, respectively, and the current ratio (ratio of current assets to current liabilities) was 8.8 to 1 and 6.7 to 1, respectively. The aggregate balance of cash, cash equivalents and short-term investments decreased to $18.4 million at June 30, 1999 from $23.4 million at December 31, 1998. Such decrease was primarily related to net cash used in financing the Company's operations and capital expenditures, partially offset by $1.6 million of proceeds from issuance of its Common Stock upon exercise of stock options by employees.

For the six months ended June 30, 1999, net cash used in operating activities was $5.7 million, which was principally attributed to the net loss of $5.2 million and a decrease in accounts payable and accrued liabilities of $1.6 million, partially offset by a decrease in accounts receivable of $993,000. For the six months ended June 30, 1998, net cash used in operating activities was $2.7 million, which was attributed to the net loss of $4.5 million, partially offset by a net increase in accounts payable and accrued liabilities of $1.8 million. The Company expects the deficiency in cash flows from operations to continue until after the volume shipment of NuWave products starts in the fourth quarter of 1999 and overall sales begin to improve.

The Company's capital expenditures totaled $987,000 and $1.4 million for the six months ended June 30, 1999 and 1998, respectively, and were related to purchases of equipment used in production and development activities and other computer software and equipment for the upgrade and enhancement of the information systems. In 1999, the Company plans to incur capital expenditures of approximately $1.5 million.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its Annual Meeting of Stockholders on April 29, 1999.

         (b) The election of two Class II directors, William Rosenberger and Steve Bell, of the Company for a three-year term expiring in the year 2002 was voted at the Annual Meeting. There were 11,589,280 shares of Common Stock represented in person and by proxy, and the final tabulation of votes was as follows:
                  William Rosenberger, 11,529,920 votes for and 59,360 votes against; Steve Bell, 11,532,120 votes for and 57,160 votes against.

         (c) On a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 1999, 11,519,713 shares were voted for the proposal, 50,600 shares were voted against the proposal, and 18,967 shares abstained. Broker non-votes were counted as abstentions.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits Description of Document
                  -------- -----------------------
                  3.1(1)   Amended and Restated Certificate of Incorporation.

                  3.2(1)   By-Laws.

                  10.45 Agreement for Purchase and Sale of Assets dated June 14, 1999.

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


                                         NETWORK PERIPHERALS INC.

Date:  August 11, 1999                   By: \s\ Wilson Cheung
                                             -----------------------------------
                                             Wilson Cheung
                                             Vice President of Finance and
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)