Form 10-Q
period 1999-09-30
NETWORK PERIPHERALS INC
filed 1999-11-12
CIK 922521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

         (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                               2859 Bayview Drive
                            Fremont, California 94538
          (Address, including zip code, of principal executive offices)

                                 (510) 897-5000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____


The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of November 5, 1999 was 12,697,460.

                            NETWORK PERIPHERALS INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


                                                                                                 Page
Item 1.    Financial Statements (unaudited):

           Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998              3

           Consolidated Statements of Operations for Three and Nine Months Ended
              September 30, 1999 and 1998                                                          4

           Consolidated Statements of Cash Flows for Nine Months Ended
              September 30, 1999 and 1998                                                          5

           Notes to Consolidated Financial Statements                                              6-7

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                8-12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                              12


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                        13

           Signatures                                                                              14


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                      NETWORK PERIPHERALS INC.
                                               CONSOLIDATED BALANCE SHEETS - UNAUDITED
                                                  (in thousands, except share data)


                                                                                                      September 30,     December 31,
                                                                                                          1999                1998
                                                                                                       --------            --------
ASSETS

Current assets:
     Cash and cash equivalents                                                                         $  4,427            $  5,537
     Short-term investments                                                                              10,829              17,814
     Accounts receivable, net of allowance for doubtful accounts and
        returns of $424 and $523, respectively                                                            1,802               3,430
     Receivable from sale of assets                                                                         720                --
     Inventories                                                                                          2,733               3,124
     Prepaid expenses and other current assets                                                              652                 742
                                                                                                       --------            --------
              Total current assets                                                                       21,163              30,647
Property and equipment, net                                                                               4,458               4,560
Other assets                                                                                                402                 342
                                                                                                       --------            --------
                                                                                                       $ 26,023            $ 35,549
                                                                                                       ========            ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                  $  1,067            $  2,450
     Accrued liabilities                                                                                  1,975               2,127
                                                                                                       --------            --------
              Total current liabilities                                                                   3,042               4,577
                                                                                                       --------            --------

Stockholders' equity:
     Preferred Stock, $0.001 par value, 2,000,000 shares authorized;
        no shares issued or outstanding                                                                    --                  --
     Common Stock, $0.001 par value, 20,000,000 shares authorized;
        12,689,000 and 12,292,000 shares issued and outstanding,
        respectively                                                                                         13                  12
     Additional paid-in capital                                                                          65,723              64,060
     Accumulated deficit                                                                                (42,755)            (33,100)
                                                                                                       --------            --------
              Total stockholders' equity                                                                 22,981              30,972
                                                                                                       --------            --------
                                                                                                       $ 26,023            $ 35,549
                                                                                                       ========            ========

The accompanying notes are an integral part of these financial statements.


                                                      NETWORK PERIPHERALS INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                                (in thousands, except per share data)


                                                                     Three Months Ended                   Nine Months Ended
                                                                       September 30,                          September 30,
                                                              -----------------------------            -----------------------------
                                                                  1999               1998                1999                 1998
                                                               --------            --------            --------            --------
Net sales                                                      $  2,271            $  6,423            $  9,447            $ 21,693
Cost of sales                                                     2,112               3,818               8,184              12,778
                                                               --------            --------            --------            --------
     Gross profit                                                   159               2,605               1,263               8,915
                                                               --------            --------            --------            --------
Operating expenses:
     Research and development                                     2,425               2,893               5,755               9,420
     Marketing and selling                                        1,511               1,333               4,417               4,727
     General and administrative                                     881                 752               2,535               2,437
     Gain on sale of assets                                        --                  --                (1,055)               --
                                                               --------            --------            --------            --------
         Total operating expenses                                 4,817               4,978              11,652              16,584
                                                               --------            --------            --------            --------
Loss from operations                                             (4,658)             (2,373)            (10,389)             (7,669)
Interest income                                                     215                 372                 734               1,178
                                                               --------            --------            --------            --------
Loss before income taxes                                         (4,443)             (2,001)             (9,655)             (6,491)
Income taxes                                                       --                  --                  --                  --
                                                               --------            --------            --------            --------
Net loss                                                       $ (4,443)           $ (2,001)           $ (9,655)           $ (6,491)
                                                               ========            ========            ========            ========


Net loss per share:
    Basic and diluted                                          $  (0.35)           $  (0.16)           $  (0.77)           $  (0.53)
                                                               ========            ========            ========            ========

Weighted average common shares:
    Basic and diluted                                            12,681              12,292              12,539              12,277
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


                            NETWORK PERIPHERALS INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)



                                                             Nine Months Ended
                                                                September 30,
                                                           ---------------------
                                                             1999        1998
                                                           --------    --------
Cash flows from operating activities:
  Net loss                                                 $ (9,655)   $ (6,491)
  Adjustments to reconcile net loss to net cash
      used in operating activities:
     Depreciation and amortization                            1,367       1,480
     Gain on sale of assets                                  (1,055)       --
     Changes in assets and liabilities:
       Accounts receivable                                    1,628       1,847
       Inventories                                              391      (2,579)
       Income tax refund receivable                            --         3,961
       Prepaid expenses and other assets                         30         (14)
       Accounts payable                                      (1,383)      2,361
       Accrued liabilities                                     (152)     (2,368)
                                                           --------    --------
          Net cash used in operating activities              (8,829)     (1,803)
                                                           --------    --------

Cash flows from investing activities:
  Purchases of property and equipment                        (1,614)     (2,480)
  Proceeds from sale of assets, net of expenses                 684        --
  Proceeds from sales of short-term investments               6,985        --
  Purchases of short-term investments                          --        (2,229)
  Holdback amount from acquisition                             --          (456)
                                                           --------    --------
          Net cash provided by (used in) investing
            activities                                        6,055      (5,165)
                                                           --------    --------

Cash flows from financing activities:
  Proceeds from issuance of Common Stock                      1,664         182
                                                           --------    --------
          Net cash provided by financing activities           1,664         182
                                                           --------    --------

Net decrease in cash and cash equivalents                    (1,110)     (6,786)
Cash and cash equivalents, beginning of period                5,537      16,094
                                                           --------    --------

Cash and cash equivalents, end of period                   $  4,427    $  9,308
                                                           ========    ========

Supplemental  disclosure of cash flow information
  Cash paid  during the period for:
       Income taxes                                        $     51    $     53
                                                           ========    ========
  Noncash investing activities:
       Receivable from sale of assets                      $    720    $   --
                                                           ========    ========

The accompanying notes are an integral part of these financial statements.

                            NETWORK PERIPHERALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of Network Peripherals Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of September 30, 1999 and December 31, 1998, the results of its operations for the three-month and the nine-month periods ended September 30, 1999 and 1998, and its cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

         Operating results for the three-month and the nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999 or for any other future period.

2.       NET LOSS PER SHARE

         Basic earnings per share ("EPS") are computed as net income divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation, including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method. For the three and the nine months ended September 30, 1999 and 1998, the Company incurred net losses, and the inclusion of potential common shares would result in an antidilutive per share amount. Accordingly, no adjustment is made to basic EPS to arrive at diluted EPS.

3.       INVENTORIES

         The components of inventories consist of the following (in thousands):

                                           September 30,       December 31,
                                               1999                1998
                                              ------             ------
               Raw materials                  $1,263             $  882
               Work-in-process                   592                572
               Finished goods                    878              1,670
                                              ------             ------
                                              $2,733             $3,124
                                              ======             ======

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



4.       PROPERTY AND EQUIPMENT, NET

         Property and equipment consist of the following (in thousands):

                                                September 30,       December 31,
                                                    1999                1998
                                                   -------             -------
              Computer and equipment               $ 7,737             $ 8,267
              Furniture and fixtures                   984                 920
              Leasehold improvements                   304                 306
                                                   -------             -------
                                                     9,025               9,493
              Accumulated depreciation              (4,567)             (4,933)
                                                   -------             -------
                                                   $ 4,458             $ 4,560
                                                   =======             =======

5.       ACCRUED LIABILITIES

         The components of accrued liabilities consist of the following (in thousands):

                                                                        September 30,       December 31,
                                                                             1999                1998
                                                                            ------             ------
               Research and development expenses                             $ 630              $  --
               Salaries and benefits                                           500                973
               Warranty                                                        375                450
               Co-op advertising and market development funds                  270                386
               Other                                                           200                318
                                                                            ------             ------
                                                                            $1,975             $2,127
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


RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended September 30, 1999 (the "quarter") were $2.3 million, compared to $6.4 million for the three months ended September 30, 1998 (the "comparable quarter"). Net sales for the nine months ended September 30, 1999 (the "nine-month period") were $9.4 million, compared to $21.7 million for the nine months ended September 30, 1998 (the "comparable period"). The decrease in net sales for the quarter and for the nine-month period was due to declining demand for products based on FDDI technology and price competition in the Layer 2 Fast Ethernet market. The FDDI and Layer 2 Fast Ethernet product represent the Company's legacy products. Because of this unfavorable market landscape, the Company diverted nearly all of its investments and resources away from the legacy products throughout 1999, including the sale of its Hsin Chu office which was the research and development center for Layer 2 Fast Ethernet products, and focused its efforts on the commercialization of its NuWave products (discussed later). Consequently, net sales of FDDI products for the quarter decreased to $1.3 million from $4.0 million for the comparable quarter, while net sales for the nine-month period decreased to $4.8 million from $13.5 million for the comparable period. The balance of the decrease in total net sales was attributed to a decrease in sales of Layer 2 Fast Ethernet switching products.

Sales to OEM customers were $1.3 million for the quarter, reflecting a 70% decrease from the comparable quarter. For the nine-month period, sales to OEM customers were $5.0 million, reflecting a 66% decrease from the comparable period. The balance of the sales was made to distribution channels. Distribution sales were $1.0 million and $4.4 million for the quarter and the nine-month period, respectively, reflecting a decrease of 54% and 35% from the comparable quarter and the comparable period, respectively.

Categorizing sales by geography, sales to North America and international customers during the quarter decreased to $1.4 million and $0.9 million, respectively, from $4.6 million and $1.8 million for the comparable quarter. For the nine-month period, sales to North America and international customers declined to $5.3 million and $4.1 million, respectively, from $15.1 million and $6.6 million, respectively, for the comparable period.

The decrease in sales to OEM customers and customers in North America was primarily attributed to decreased demand of FDDI products as discussed above and a significant reduction of orders from a major OEM customer. The decrease in distribution sales, as well as international sales, reflected the saturation of and diminished demand for the Layer 2 Fast Ethernet switching products.

The Company currently expects volume shipment of its NuWave products, which are Layer 3 gigabit Ethernet switches, to commence late in the fourth quarter of 1999. Accordingly, net sales in the fourth quarter are expected to increase from the current level due to the shipment of NuWave products, partially offset by a continuous decrease in shipments of FDDI and Layer 2 Fast Ethernet switching products. At the initial launch of NuWave products, distribution sales may exceed OEM sales; however, the Company anticipates that a substantial majority of sales of NuWave products in fiscal 2000 will be to OEM customers.

Gross Profit/Margin

Gross margin was 7% for the quarter and 13% for the nine-month period, compared to 41% for both of the corresponding periods in 1998. The gross margin was exceptionally low in 1999 primarily due to significant decrease in sales of higher-margin FDDI products, compounded with competitive pricing on Layer 2 Fast Ethernet switching products. In addition, the low level of sales in 1999 significantly reduced the gross profit contribution to absorb the fixed overhead portion of the cost of sales, which negatively impacted the gross margin. The Company expects the gross margin to improve from the current level when volume shipment of NuWave products commences.

Research and Development

Research and development expenses were $2.4 million for the quarter, compared to $2.9 million for the comparable quarter. For the nine-month period and the comparable period, research and development expenses were $5.8 million and $9.4 million, respectively. An overall decrease in expenses in 1999 reflected a significant reduction in payroll and overhead costs as a result of eliminating certain non-critical personnel in the third quarter of 1998. In addition, the decrease in expenses for the quarter was also attributed to the divestiture of the research and development office in Hsin Chu, Taiwan, in June 1999. Such decrease was partially offset by an increase in non-recurring engineering charges relating to developing the prototype for NuWave products. The divestiture of the Hsin Chu office reduced the Company's investment in its legacy products and enabled the Company to focus its resources on the commercialization of NuWave products.

The Company continues to invest a substantial amount of its resources in developing NuWave family of products. The Company expects such investment to continue through the first half on 2000 as new features are added to NuWave products and programs to reduce the cost of products proceed.

Marketing and Selling

Marketing and selling expenses were $1.5 million for the quarter and $1.3 million for the comparable quarter. For the nine-month period and the comparable period, marketing and selling expenses were $4.4 million and $4.7 million, respectively. Marketing and selling expenses for the quarter increased slightly due to an increase in marketing expenses, which was partially offset by a decrease in selling expenses. The increase in marketing expenses was due to increased spending in advertising and other marketing activities in preparing for the launch of NuWave products, while the decrease in selling expenses was related to a decrease in commission and promotional expenses due to lower sales. For the nine-month period, marketing and selling expenses decreased from the comparable period primarily because of a decrease in commission and promotional expenses due to lower sales.

The Company expects marketing and selling expenses to gradually increase from the current level. Higher commission and promotional expenses are expected when volume shipment of NuWave products commences. In addition, the Company expects to intensify its advertising campaigns and other marketing activities in connection with the launch of its NuWave products.

General and Administrative

General and administrative expenses were $881,000 for the quarter, compared to $753,000 for the comparable quarter. For the nine-month and the comparable periods, general and administrative expenses were $2.5 million and $2.4 million, respectively. The Company expects a moderate increase in general and administrative expenditures in the fourth quarter due to relocation of its corporate headquarters at the end of October 1999.

Gain on sale of assets

In connection with the sale of its research and development office in Hsin Chu, Taiwan, in June 1999, the Company recorded a gain on sale of assets of $1,055,000, representing proceeds of $1,620,000 (of which $900,000 has been received to date, with the remainder payable in July 2000), less the net book value of fixed assets sold and payments of broker fees and severance totaling $565,000.

Interest Income

Interest  income for the quarter and the  nine-month  period were  $215,000  and
$734,000, respectively, compared to $373,000 and $1.2 million in the corresponding periods in 1998. The decrease was primarily due to a lower aggregate balance of cash, cash equivalents and short-term investments.

Income Taxes

The Company did not record a tax benefit associated with the net loss incurred in 1999 and 1998, as the realization of deferred tax assets is deemed uncertain based on evidence currently available. Accordingly, a full valuation allowance has been provided.

Year 2000 Compliance

Many computer systems were designed using two digits rather than four digits to define a specific year. Thus as the Year 2000 approaches, the improper identification of the year could result in system failures or erroneous calculations. To address this issue, the Company has conducted a program (the Program) to assess and address Year 2000 issues for its products, information systems, operational infrastructure, and suppliers.

The Company has completed an assessment of its current and installed base of products. The Company believes that substantially all products manufactured on or after August 1, 1997 are Year 2000 compliant, with the exception of the EIFO family of switches, which sold minimally in 1997, 1998 and 1999. For the older products and the EIFO products, which are deemed not in compliance, the Company believes they will continue to perform all essential and material functions after the year 2000; but in limited circumstances, they may incorrectly display or report the date within the network management software. Given that the installed base of non-compliant products has diminished as time elapsed and that these non-compliant products will perform their standard functions, the Company expects most of its end-users will not have material problems with the year 2000 arising from non-compliance in our products.

The Company has substantially completed its assessment and remediation of its information systems. With the recently implemented ERP (enterprise resource planning) system and standardization of its network and desktop applications completed in 1998, the Company has determined that its information systems in its headquarters are in compliance with year 2000. Similarly, the Company's remote locations, in New York, in the Netherlands, and in Taiwan have completed an update of its information systems and are also in compliance.

In 1998, the Company purchased and put into operation a new SMT (surface mount technology) line in its manufacturing facility where substantially all of its manufacturing will be performed in 2000 and beyond. The manufacturer of the equipment has certified that such equipment is Y2K compliant.

The Company's telecommunication systems, security system, electrical power system and other mission critical systems in its operational infrastructure in all locations appear to be in compliance as certified by the respective vendor.

The Company has completed a survey of all its critical suppliers and third parties for their year 2000 readiness. All respondents have declared that they are prepared for Y2K.

A contingency plan is being established and is expected to be completed by November 1999. As the Company's Program is substantially complete, the incremental cost to fully complete the Program in 1999 is expected to be immaterial.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $18.1 million and $26.1 million at September 30, 1999 and December 31, 1998, respectively, and the current ratio (ratio of current assets to current liabilities) was 7.0 to 1 and 6.7 to 1, respectively. The aggregate balance of cash, cash equivalents and short-term investments decreased to $15.3 million at September 30, 1999 from $23.4 million at December 31, 1998. Such decrease was primarily related to net cash used in the Company's operations and for capital expenditures, partially offset by $1.7 million of proceeds from issuance of its Common Stock upon exercise of stock options by employees.

For the nine months ended September 30, 1999, net cash used in operating activities was $8.8 million, which was principally attributed to the net loss of $9.7 million, gain on sale of assets of $1.1 million, and a decrease in accounts payable and accrued liabilities of $1.5 million, partially offset by depreciation and amortization of $1.4 million and a decrease in accounts receivable of $1.6 million. For the nine months ended September 30, 1998, net cash used in operating activities was $1.8 million, which was primarily attributed to the net loss of $6.5 million, partially offset by an income tax refund of $4.0 million. The Company expects negative cash flows from operations to continue until after the volume shipment of NuWave products starts in the fourth quarter of 1999 and overall sales begin to improve.

The Company's capital expenditures totaled $1.6 million and $2.5 million for the nine months ended September 30, 1999 and 1998, respectively, and were related to purchases of equipment used in production and development activities and other computer software and equipment for the upgrade and enhancement of the information systems. During the remainder of 1999, the Company plans to incur capital expenditures of approximately $700,000, of which $500,000 was related to leasehold improvements of the new corporate headquarters.

The Company's principal sources of liquidity are its cash, cash equivalents and short-term investments. The Company also has a revolving line-of-credit agreement, which provides for borrowings up to $5 million, none of which has been drawn down. The Company is in compliance with all financial covenants under the line-of-credit agreement. The Company believes that its current balance of cash, cash equivalents, and short-term investments and its borrowing capacity are sufficient to satisfy the Company's working capital and capital expenditure requirements for the next 12 months.


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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)   Exhibits       Description of Document

              3.1 (1)        Amended and Restated Certificate of Incorporation.
              3.2 (1)        By-Laws.
              10.46          Lease Agreement dated August 31, 1999
              27             Financial Data Schedule.

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


                                     NETWORK PERIPHERALS INC.

Date:  November 12, 1999             By:    \s\   Wilson Cheung
                                            ----------------------------
                                            Wilson Cheung
                                            Vice President of Finance and
                                            Chief Financial Officer
                                            (Principal Financial and
                                                Accounting Officer)