Form 10-K
period 1999-12-31
NETWORK PERIPHERALS INC
filed 2000-01-28
CIK 922521

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1999

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

                              2859 Bayview Drive
                           Fremont, California 94538
         (Address, including zip code of principal executive offices)

                                (510) 897-5000
             (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 25, 2000 was $610,560,503 based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

The number of shares of the Registrant's Common Stock outstanding as of January 25, 2000 was 12,753,222.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its annual meeting of stockholders to be held on April 25, 2000 are incorporated by reference into
Part III of this Annual Report on Form 10-K.

                           NETWORK PERIPHERALS INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

PART I                                                                                                                     Page
ITEM 1.    Business......................................................................................................    3

ITEM 2.    Properties....................................................................................................    9

ITEM 3.    Legal Proceedings.............................................................................................    9

ITEM 4.    Submission of Matters to a Vote of Security Holders...........................................................    9


PART II

ITEM 5.    Market for the Registrant's Common Stock and Related Stockholder Matters......................................    10

ITEM 6.    Selected Financial Data.......................................................................................    11

ITEM 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations.....................................................................................    12

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk....................................................    23

ITEM 8.    Financial Statements and Supplementary Data...................................................................    24

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.......................................................................................    39


PART III

ITEM 10.   Directors and Executive Officers of the Registrant............................................................    40

ITEM 11.   Executive Compensation........................................................................................    40

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management................................................    40

ITEM 13.   Certain Relationships and Related Transactions................................................................    40


PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................................    41

           Signatures....................................................................................................    43

           Supplemental Schedule.........................................................................................    44

                                    PART I

ITEM 1.   BUSINESS

We design and sell highly scalable, cost-effective Gigabit Ethernet switching solutions designed for local area networks, or LANs. All of our switches are based on our highly flexible NuWaveArchitecture, which combines our advanced design and our proprietary Application-Specific Integrated Circuits, or ASICs. This architecture is designed to enable us to deliver standards-based switches that can work seamlessly with a wide variety of existing LAN infrastructures and technologies. We believe our NuWaveArchitecture offers the industry's only wire-speed, non-blocking performance capability on all ports in a stackable configuration and facilitates the creation of multiple configurations of Fast Ethernet and Gigabit Ethernet switches. We are focusing our sales and marketing resources on original equipment manufacturers, or OEMs. Our NuWaveArchitecture allows OEMs to quickly create or expand their product lines for the rapidly growing and changing enterprise market at lower costs and with greater functionality than possible with other currently available switch architectures.

As the Internet and complex applications, such as enterprise resource planning, data warehousing and data backup, have become pervasive, the volume of data traffic over LANs has increased dramatically and created bottlenecks on LANs that degrade network performance. Enterprises have historically implemented Layer 2 switches and software-based Layer 3 routers to manage increased traffic and to provide the intelligence necessary to process increasingly complex multi-protocol traffic. However, increasing bandwidth requirements and transmission speeds combined with multiple traffic types such as voice, data and video have strained the performance capabilities of software-based Layer 3 routers. In response to these developments, LAN managers have begun to implement hardware-based Layer 3 switches in their networks to replace both Layer 2 switches and software-based Layer 3 multi-protocol routers.

Despite the performance improvements of Layer 3 switches versus Layer 3 routers, many of today's Layer 3 switching solutions still have limitations, such as traffic blocking when additional switches are stacked to increase capacity. We address this issue and others through our proprietary NuWaveArchitecture, which enables us to deliver the following benefits to our customers and end-users:

     . High performance at low cost. We believe our advanced architecture and modular design enable us to deliver products with exceptional price/performance advantages regardless of scale or configuration.

     . Scalability. We believe we offer the only wire speed, non-blocking Layer 3 stacked switching solution, thereby enabling enterprises to expand their LANs without creating bottlenecks or impacting network performance. We designed our products to enable the stacking, where additional modular units can connect to existing units via internal high bandwidth channels that do not block traffic or reduce switching resources.

     . Flexibility. Our proprietary technology enables us to rapidly create new product configurations without redesigning the proprietary ASICs that form the core of our switches. As a result, we believe our OEM customers will be able to bring new products to market more quickly than would be possible using competitive product offerings or internally developed technology. In addition, our architecture enables us to add software-based Layer 4-7 capabilities.

     . Manageability. Our products' true stacking capabilities simplify network management because the management software views the stacked modules as a single unit. We believe our products reduce the complexity of network management, thereby lowering overall cost of ownership.

We were incorporated in California in March 1989 and were reincorporated in Delaware in 1994. We initially focused on networking products based on fiber distributed data interface, or FDDI, technology, and we obtained a significant share of the market for FDDI adapter products in the early 1990s. Because the market for FDDI-based products declined significantly beginning in 1995, we developed a new line of Layer 2 Fast Ethernet switching products that we first shipped in early 1996. By 1998, the market for our FDDI-based products and our Layer 2 Fast Ethernet products (together, our "legacy products") declined substantially, and we committed nearly all our resources to the development of a new line of Layer 3 Gigabit Ethernet switches founded on our NuWaveArchitecture. We commenced limited commercial shipments of the first product in this line, the Keyston24g in December 1999.

Due to the decrease in profitability of our Layer 2 Fast Ethernet products, in June 1999 we divested our research and development operations in Taiwan that
were focused on legacy products.   See Note 8 to Consolidated Financial
Statements.

As used in this annual report, the terms "we," "us," "our" and "NPI" mean Network Peripherals Inc. and its subsidiaries (unless the context indicates another meaning), and the term "common stock" means our common stock, par value $0.001 per share.

PRODUCTS AND TECHNOLOGY

Through 1999, our product offerings consisted of Fast Ethernet and FDDI LAN switches and hubs, FDDI to Fast Ethernet bridges, FDDI Network Interface Cards, and network management software. However, as the life cycle of these legacy products reached maturity during 1999, we intend to decrease, and ultimately cease, shipment of these products in 2000 in accordance to the decreasing demand and profitability in this market.

The information in the following paragraphs contains forward-looking statements describing new products that are expected to be available for shipment to our customers during 2000. The successful completion and shipment of these products is subject to a number of uncertainties, including verification testing to confirm that the products meet our standards for quality, reliability and interoperability; availability of components; pricing actions by competitors that may render it unprofitable to introduce the products; market acceptance of the products; and the emergence or broad acceptance of new technologies that may render the products obsolete.

All of our Gigabit Ethernet switches are based on our flexible NuWaveArchitecture, which combines advanced design and proprietary ASICs to deliver standards-based switches that are intended to work seamlessly with any existing LAN. Our NuWaveArchitecture offers the industry's only wire-speed, non-blocking performance capability on all ports in a stackable configuration and facilitates the creation of multiple configurations of Fast Ethernet and Gigabit Ethernet switches. This architecture offers a 64 Gigabit per second, or Gbps, crosspoint switching fabric that enables stacked configurations of up to 96 Fast Ethernet ports or 16 Gigabit Ethernet ports or a combination of Fast Ethernet and Gigabit Ethernet ports. All ports operate at Layer 2 and Layer 3 and provide Layer 4 functionality. In addition, the NuWaveArchitecture eliminates blocking with multiple input buffers, separate queues for unicast and multicast traffic and other special queuing and buffering techniques. Further, our architectural approach gives us the capability to increase functionality and reduce cost in future generations of NuWaveArchitecture.

Standalone LAN Switching Solutions

Keystone24g. We began commercial shipments of the Keystone24g in December 1999. It is the first commercially available Gigabit Ethernet switch based on our NuWaveArchitecture. It is a fully managed standalone switch with 24 fixed Fast Ethernet ports and two optional Gigabit up-links. The Keystone24g features advanced, traffic-enhancing capabilities such as wire-speed IP routing and support for QoS traffic classes, IP Multicast and protocol-based virtual LANs.

Stacking LAN Switching Solutions

Keystone24mg Stack Master. We expect to commence commercial shipments of the Keystone24mg Stack Master in the first quarter of 2000. It is a highly scalable, fully managed Layer 3 switch that supports high capacity Gigabit Ethernet, Fast Ethernet and WAN interfaces. The Keystone24mg incorporates a powerful, non-blocking 64-Gbps switching fabric. The Keystone24mg Stack Master has 24 fixed Fast Ethernet ports and in a stacked environment can provide up to 96 Fast Ethernet ports without blocking. Enterprises can combine the Keystone24mg with up to three Capstone24t and/or Capstone8f Stack Slaves to provide a highly scalable, cost-effective Layer 3 stacked switching solution. The Keystone24mg Stack Master communicates with and manages all Capstone Stack Switch ports over the stacking interface as if they were built directly into the Keystone24mg chassis. The use of dedicated, separate channels for user data and management and control information is designed to ensure wire-speed performance even under sustained periods of high traffic volume while maintaining network integrity.

Capstone24t Stack Slave. We expect to commence commercial shipments of our Capstone24t Stack Slave in the first quarter of 2000. The Capstone24t connects to the Keystone24mg over an advanced stacking interface based on our proprietary ASICs. The interface connects the Capstone24t directly to the Keystone24mg's 64-Gbps switching fabric. The Capstone24t sends data over a dedicated 6-Gbps channel and sends management and control information over a separate 2-Gbps link. The Capstone24t has 24 fixed, full-duplex, auto-negotiating Fast Ethernet ports. One Capstone24t and one Keystone24mg create a 48-port stack, while a combination of one Keystone24mg and three Capstone24t switches creates a 96-port stack. The addition of two optional Gigabit up-links on the Keystone24mg can expand the stack functionality and extend price/performance advantages.

Capstone8f Stack Slave. We expect to commence commercial shipments of the Capstone8f Stack Slave in the first quarter of 2000. The Capstone8f is similar in features and functions to the Capstone24t except that it is designed to communicate over a fiber connection rather than a copper connection used in the Capstone24t. Each Capstone8f offers eight fixed Fast Ethernet ports. A combination of one Keystone24mg and three Capstone8f switches builds a 48-port stack.

Backbone Switch in Solutions

Cornerstone6g Switch. We expect to commence commercial shipments of the Cornerstone6g in the first quarter of 2000. The Cornerstone6g provides up to 12 Gigabit ports and 16 Fast Ethernet ports. The Cornerstone6g is a fully managed standalone switch that supports high capacity Gigabit Ethernet and Fast Ethernet port configurations. The base unit has six fixed Gigabit Ethernet ports. Customers can also choose an additional six Gigabit Ethernet ports and a 16 port Fast Ethernet option. Gigabit Ethernet ports on the Cornerstone6g are available in short-haul fiber (SX) and long-haul fiber (LX), and we are developing a configuration that utilizes copper. This combination of port options makes our Cornerstone6g suitable for a range of high performance applications, including data centers, network backbones and power workgroups.

Management Software

NuSightGEMS is our Gigabit Ethernet management software that we bundle and ship with our NuWaveArchitecture products. The initial version shipped with our Keystone24g in December 1999, and we intend to offer enhanced versions for each of our NuWaveArchitecture products as they are produced. NuSightGEMS provides advanced and easy to use management capabilities that simplify user configuration of our products as well as diagnostic and management tools. This software allows users to define policies to prioritize traffic flowing through the switch according to user name, user group, time of day and location. NuSightGEMS is based on widely accepted industry standards and operates with a variety of management software applications. Further, NuSightGEMS interacts with Novell's Network Directory Services to provide customers with Directory Enabled Network functions that can establish network behavior based on user-defined procedures. NuSightGEMS also takes advantage of the various QoS functions incorporated with our NuWaveArchitecture to give customers greater management control and flexibility over our products and their LANs.


MARKETING, SALES AND SUPPORT

We focus our sales and marketing efforts on OEMs, value added resellers, or VARs, system integrators and distributors. As of December 31, 1999, our worldwide sales and marketing organization included 32 full-time technically trained marketing, sales and support personnel located in the United States, the Netherlands and Taiwan. We have domestic sales offices located in Fremont and Los Angeles, California, and Boston, Massachusetts.

The information in the following paragraph contains forward looking statements describing our sales and marketing strategy. There are a number of uncertainties that could affect the success of the plan including the timely availability of new products by us, reliability, price and performance characteristics of the components, new and existing products, the introduction of similar products by competitors, pricing actions by competitors and our inability to recruit and retain required sales and marketing staff with the needed skills.

OEMs. We anticipate that the majority of our sales in future periods will be to OEM customers. OEMs frequently require that suppliers modify their product configuration to meet specific parameters such as port density or management functionality. Our NuWaveArchitecture is designed to allow OEMs to quickly create or expand their product lines for the rapidly growing enterprise market at lower costs and with greater functionality than possible with other switch architectures. We intend to leverage the flexibility of the NuWaveArchitecture to integrate our products into OEMs' product lines. OEMs can exercise significant influence in the development of our target market because they utilize our products to deliver to end users complete, factory-configured solutions that are installed and field-serviced by the OEM's technical support organizations. We intend to partner with leading OEMs to introduce new products and develop new markets. OEMs will provide critical input as we develop the next generation of products. Our sales personnel, in addition to traditional marketing and sales functions, are responsible for initiating and developing relationships with OEM leaders in the computer networking industry. While we do not generally obtain long-term purchase commitments from OEM customers, we enter into contracts with OEM customers to establish the terms and conditions of sales made pursuant to orders from OEMs. Further, the OEM customers typically provide us with a rolling forecast up to three months in advance of shipment.

VARs, System Integrators and Distributors. We also expect future revenue from sales to VARs, system integrators and distributors. We have existing relationships with a large number of these distribution channel customers due to our experience with our legacy products. We intend to leverage this base of resellers to seek new opportunities in the deployment of the NuWave product line. Our technically trained staff is responsible for initiating and developing relationships with these customers by providing insight into the evolution of the network environment and facilitating the development and deployment of optimal network solutions, domestically and internationally.

In 1999, 56% of our sales was in North America, with the balance of the sales to Asia and Europe, representing 30% and 14%, respectively. Sun Microsystems accounted for 36% of net sales in 1999. The Company has experienced fluctuations in the volume of activity with individual customers and changes in customer base and expects such fluctuations and changes to continue in the future with the NuWave product line. The loss of a major customer, reductions of a major order or delay in a major shipment could adversely affect our business and financial performance.


RESEARCH AND DEVELOPMENT

In June 1999, we divested our Hsin-chu office, the research and development center for our Layer 2 switching products located in Taiwan, as an integral part of our strategy to direct all engineering effort towards the development of the NuWaveArchitecture. The net assets, assembled workforce and intellectual property associated with our Layer 2 switching products were transferred to the buyer; however, we retained royalty-free licensing rights to continue development and distribution of these products. In 1999, our research and development expenses were $7.8 million.

The information in this section contains forward-looking statements describing our product development plans for 2000 and beyond. The successful development and introduction of new products is subject to a number of uncertainties, including our ability to recruit, train and retain adequate numbers of professional engineers, successful design of proprietary ASICs and computer software, design, development and verification testing to confirm that the products meet our standards for quality, reliability and interoperability, availability of components, pricing actions by competitors that may render it unprofitable to introduce the products, unanticipated technical obstacles or delays, and the emergence or wide acceptance of new technologies that could render our products obsolete.

Our future success is dependent on our ability to enhance current products and to design and produce new products that are at the forefront of technological advancements. We work closely with our OEM partners, reseller customers and research organizations to identify new solutions to meet the current and future needs of enterprises and Internet service providers. We design our products consistent with industry standards to ensure interoperability, and we intend to support emerging standards in accordance with our product strategy.

We designed the NuWaveArchitecture based on common ASICs and management software to serve as the foundation of all new products in the NuWave product line. This enables us to reduce product design and development cycles providing for fast time to market for new products and features. We intend to exploit the NuWaveArchitecture in reducing costs and enhancing existing products and in developing new products.

As of December 31, 1999, we employed 31 personnel in research and development, including ASIC design, software development and quality assurance. We also engage third party consultants to expedite development efforts of certain projects when appropriate.


CUSTOMER SERVICE AND SUPPORT AND QUALITY ASSURANCE

  Our customer service and support organization maintains and supports products sold by our sales force to end users, and provides technical support to our VARs and OEMs. Generally, our VARs and OEMs provide installation, maintenance and support services to their customers, and we assist them in providing such support. Questions and problems from end users, VARs and OEMs can be handled via telephone, e-mail and facsimile. Our website is continually updated to enable our customers to download the latest technical information and tips, along with firmware, software and product manuals. This same group also conducts new product Beta testing to ensure that our new products will meet customer requirements when those products reach the marketplace.

  Our quality assurance organization is tied to our customer service and support organization in order to maintain its focus on satisfaction of customer requirements and expectations. This group conducts network testing, OEM and third party testing, problem reproduction and resolution and validation of manufacturing tools in order to ensure compliance with industry standards, product performance and interoperability with our customer's existing equipment.


MANUFACTURING

Our manufacturing operations consist of procurement of components and the assembly, testing and quality assurance of finished goods for shipment to customers. We purchase the components of our products, including our proprietary ASICs, circuit boards, integrated circuits and power supplies, from third parties. NEC is the sole manufacturer of our ASICs. We monitor the quality of the purchased components through quality assurance procedures at our manufacturing facility in Taiwan and in our headquarters in Fremont, California. We currently conduct final test and assembly of our products at our manufacturing facility in Taiwan, which is staffed by 52 full-time personnel experienced in advanced manufacturing, test engineering and quality assurance. Our manufacturing operation is ISO 9002 certified.

In January 2000, we entered into an agreement with Solectron Corporation, a major contract manufacturer with global capabilities, located in Milpitas, California, to provide additional manufacturing capacity. This arrangement will enable us to manufacture our products near our customers and accommodate significant increases in production volume, if necessary. Under this contract, Solectron will purchase the components for our products and assemble them to our specifications. We believe this will enable us to leverage Solectron's established relationships with suppliers to procure materials at reduced costs and mitigate potential supply constraints. We intend to utilize Solectron's extensive resources and expertise to assist us in manufacturing engineering, repair and product testing and burn-in. We intend to continue to perform all component and supplier qualification, quality assurance and document control at our facilities.

We select suppliers on the basis of technology, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each component. Nevertheless, our reliance on third party suppliers and manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, lack of control over delivery schedules, fluctuating manufacturing yields, and high production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner or our inability to procure adequate supplies of our products could have a material adverse effect on our business, financial condition or operating results.


COMPETITION

The markets in which we compete are intensely competitive and are characterized by frequent new product introductions, changing customer preferences and evolving technology and industry standards. Our competitors continue to introduce products with improved price/performance characteristics, and we will have to do the same to remain competitive. Increased competition is likely to result in significant price reductions and may result in lower than expected revenues or profit margins, any of which could harm our business, financial condition or operating results.

Many of our current and potential competitors have significantly broader product offerings, greater financial, technical, marketing and other resources, and larger installed bases of customers than we do. The Layer 3 switching market is in the early stage of development with competition in this market coming from relatively new market entrants such as Extreme Networks and Foundry Networks, as well as from more established companies such as Nortel Networks, Cisco Systems and 3Com. We believe that this market will consolidate over time and that this consolidation could adversely affect our ability to compete effectively. A number of companies developing technologies similar to ours have been acquired by our larger competitors. These acquisitions are likely to permit our competitors to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing products to their installed bases. We expect that competition will increase as a result of these and other industry consolidations and alliances. Some of our current and potential OEM customers could develop products internally that would replace our products. The resulting lost sales of our products to any such OEMs, in addition to the increased competition presented by these OEMs, could have a material adverse effect on our business, financial condition and operating results.

We believe that the principal competitive factors in the LAN equipment market include the completeness of product offerings, product quality, price and performance, adherence to industry standards, the degree of interoperability with other networking equipment and time to market for new products. We believe that we compete favorably with respect to each of these factors. In particular, we believe that our true stacking Layer 3 switch solutions compete very favorably with respect to price when compared to other Layer 3 switches available today.


INTELLECTUAL PROPERTY

Our success is dependent upon our proprietary technology. The core of our proprietary technology is the NuWaveArchitecture and our proprietary ASICs. We rely principally upon copyright, trademark and trade secret laws to protect our proprietary technology. We generally enter into confidentiality or license agreements with employees, suppliers, customers and potential customers, limiting or prohibiting their disclosure of our proprietary information. Although we hold one U.S. patent covering technology of our legacy products, we do not own any patents or have pending patent applications associated with our NuWaveArchitecture.

We seek to protect our proprietary rights and other intellectual property through a combination of copyright, trademark and trade secret protection, as well as through contractual protections such as proprietary information agreements and nondisclosure agreements. We also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are essential to establishing and maintaining a technology leadership position.

We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult, and there can be no assurance that the steps taken by us will prevent misappropriation of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States.

EXECUTIVE OFFICERS

The executive officers of NPI and their ages are as follows:

 Name                  Age  Position
--------------------------------------------------------------------------------

 William Rosenberger   50   President, Chief Executive Officer, and Director
 Robert Zecha          42   Vice President, Research and Development
 James Sullivan        47   Vice President, Sales
 Wilson Cheung         36   Vice President, Finance and Chief Financial Officer
 Joseph Botta          59   Vice President, Operations
 Jerry McDowell        54   Vice President, Marketing

William Rosenberger has served as the President, Chief Executive Officer and a director of NPI since July 1998. From January 1996 to June 1998, Mr. Rosenberger was President and Chief Executive Officer of NetAccess, Inc., a wide area networking equipment manufacturer. From October 1995 to December 1995, Mr. Rosenberger was Vice President of Sales and Business Development for NetVision Corporation, an Ethernet switching company. From March 1993 to June 1995, Mr. Rosenberger was General Manager of ACSYS, Inc., a networking equipment manufacturer. Prior to March 1993, Mr. Rosenberger was President and Chief Executive Officer of Netronix, Inc., a networking hardware designer and manufacturer.

Robert Zecha has served as Vice President of Research and Development of NPI since April 1997. From January 1997 to April 1997, Mr. Zecha served as President and Chief Technology Officer of NetVision Corporation, an Ethernet switching company. From November 1993 to January 1997, Mr. Zecha was a Vice President and Chief Technology Officer of NetVision Corporation. Mr. Zecha was a director of NetVision Corporation from November 1993 through April 1997. Prior to November 1993, Mr. Zecha held engineering management positions at Standard Microsystems Corporation, a networking company.

James Sullivan has served as Vice President of Sales since joining NPI in October 1997. From July 1985 to July 1997, he held several sales management positions with Novell, Inc., including Vice President of Worldwide OEM Sales and Senior Director of North American Channel Sales.

Wilson Cheung has served as Vice President of Finance and Chief Financial Officer of NPI since October 1998. Preceding the appointment to this office, Mr. Cheung held various management positions since joining NPI in July 1995. From July 1994 to June 1995, Mr. Cheung was a financial analyst at Sybase Inc., a software company. From 1991 through June 1994, Mr. Cheung held various senior financial analyst positions at Raychem Corp., a materials component company. From 1988 to 1991, Mr. Cheung was a senior auditor at Coopers & Lybrand.

Joseph Botta has served as Vice President of Operations of NPI since June 1999. Previously, Mr. Botta was the Principal Owner of Silver Creek Investments. From March 1997 through November 1997, he was the Vice President of Operations at ACT Networks, Inc., a wide-area network access products manufacturer. From 1988 to 1997, he held various management positions at Whittaker Corporation, a networking company, most recently serving as Executive Vice President.

Jerry McDowell has been Vice President of Marketing of NPI since November 1998. From June 1996 to November 1998 he was President and Executive Director of Research of The Robert Frances Group, a syndicated market research firm which he co-founded. From March 1994 to November 1996, Mr. McDowell was Senior Director of Marketing and Business Development at Objective Systems Integrators, a software company. Mr. McDowell has also served in executive and management positions at Dataquest, the Meta Group, Wang Laboratories, Paradyne and others.

*  As of December 31, 1999

EMPLOYEES

As of December 31, 1999, we employed 145 people, including 31 in research and development, 32 in sales, marketing and technical, 61 in manufacturing operations and 21 in finance and administration. Of those employees, 71 were in international locations. None of our employees is represented by a labor union. We consider our relations with our employees to be good. Competition for employees in our industry and geographical areas is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel.

ITEM 2.   PROPERTIES

Our principal executive offices are located in Fremont, California, and consist of 22,500 square feet under a lease that will expire in October 2004. Additionally, we have research and development facilities in Long Island, New York and manufacturing facilities in Taiwan. The property on which our Taiwan facility is located is currently in receivership. If, as a result of this receivership, we are unable to maintain our lease of this property, we may need to relocate our facility. There is no guarantee that we will be able to find a suitable replacement facility on equal terms or of sufficient quality. We have international sales offices in the Netherlands and Taiwan, as well as satellite offices in Los Angeles, California and Boston, Massachusetts. We expect that these existing facilities will be generally adequate to meet our immediate and foreseeable needs.


ITEM 3.   LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of the date of this Annual Report, we are not a party to any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS

Our Common Stock is traded in the over-the-counter market on the Nasdaq National Market. As of January 25, 2000, there were approximately 120 stockholders of record. The following table sets forth, for the fiscal periods indicated, the high and low closing prices for the Common Stock, all as reported by Nasdaq.


 1997                                   High               Low
------------------------------------------------------------------
 First Quarter                        $20.88            $ 8.63
 Second Quarter                        10.94              6.50
 Third Quarter                          7.94              5.38
 Fourth Quarter                         7.25              4.94


 1998
------------------------------------------------------------------
 First Quarter                        $ 8.69            $ 6.25
 Second Quarter                         6.94              3.75
 Third Quarter                          4.88              3.00
 Fourth Quarter                         4.88              2.31


 1999
------------------------------------------------------------------
 First Quarter                        $ 7.25            $ 3.69
 Second Quarter                        19.38              5.75
 Third Quarter                         19.94             16.00
 Fourth Quarter                        47.75             18.88

We have never paid or declared any cash dividends. It is our present policy to retain earnings to finance the growth and development of the business and, therefore, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                 Years Ended December 31,
                                                     1999       1998       1997       1996       1995
-------------------------------------------------------------------------------------------------------
                                                         (in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net sales                                          $ 10,231    $28,585   $ 34,798   $ 53,080    $47,144
Cost of sales                                         9,410     17,250     25,341     28,590     24,690
                                                   ----------------------------------------------------
   Gross profit                                         821     11,335      9,457     24,490     22,454
                                                   ----------------------------------------------------
Operating expenses:
   Research and development                           7,803     11,485      9,757      8,570      4,811
   Marketing and selling                              6,437      6,010     13,242     11,849      7,319
   General and administrative                         3,503      3,234      3,982      3,378      2,226
   Gain on sale of assets                            (1,055)         -          -          -          -
   Acquired research and development in process           -          -      6,462     13,732          -
   Restructuring expense                                  -          -      3,662          -          -
                                                   ----------------------------------------------------
      Total operating expenses                       16,688     20,729     37,105     37,529     14,356
                                                   ----------------------------------------------------
Income (loss) from operations                       (15,867)    (9,394)   (27,648)   (13,039)     8,098
Interest income                                         908      1,505      1,680      1,745      2,236
                                                   ----------------------------------------------------
Income (loss) before income taxes                   (14,959)    (7,889)   (25,968)   (11,294)    10,334
Provision for (benefit from) income taxes                 -          -     (3,526)       608      3,617
                                                   ----------------------------------------------------
Net income (loss)                                  $(14,959)   $(7,889)  $(22,442)  $(11,902)   $ 6,717
                                                   ====================================================

Net income (loss) per share:
  Basic                                            $  (1.19)   $ (0.64)  $  (1.85)  $  (1.01)   $  0.60
                                                   ====================================================
  Diluted                                          $  (1.19)   $ (0.64)  $  (1.85)  $  (1.01)   $  0.57
                                                   ====================================================

Weighted average common shares:
  Basic                                              12,584     12,281     12,154     11,760     11,147
                                                   ====================================================
  Diluted                                            12,584     12,281     12,154     11,760     11,736
                                                   ====================================================


                                                                   December 31,
                                                     1999       1998       1997       1996       1995
-------------------------------------------------------------------------------------------------------
                                                                  (in thousands)
Consolidated Balance Sheet Data:
  Cash, cash equivalents and
     short-term investments                        $  9,715    $23,351   $ 30,465   $ 45,873    $52,141
  Working capital                                    12,565     26,070     34,439     54,997     63,269
  Total assets                                       20,852     35,549     45,889     71,434     70,111
  Stockholders' equity                               17,909     30,972     38,679     59,857     65,709

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The future events described in such statements involve risks and uncertainties, including:

 .    the timely development and market acceptance of our new products;
 .    the market demand by customers for our existing products, including demand by OEM customers for custom products;
 .    competitive actions, including pricing actions and the introduction of new competitive products, that may affect the volume of sales of our products;
 .    uninterrupted supply of key components, including semiconductor devices and other materials, some of which may be sourced from a single supplier;
 .    uninterrupted service by contract manufacturers;
 .    our ability to recruit, train and retain key personnel, including engineers and other technical professionals;
 .    the development of new technologies rendering our existing technologies and products obsolete;
 .    the economies of countries where our products are distributed; and
 .    general market conditions.

In evaluating these forward-looking statements, consideration should also be given to the Business Risks discussed in a subsequent section of this annual report.


OVERVIEW

We were incorporated in California in March 1989 and were reincorporated in Delaware in 1994. Our initial business focus was on networking products based on fiber distributed data interface, or FDDI, technology, and we obtained a significant share of the market for FDDI adapter products in the early 1990s. Because the market for FDDI-based products declined significantly beginning in 1995, we developed a new line of Layer 2 Fast Ethernet switching products that we first shipped in early 1996. By 1998, the market for our FDDI-based products and our Layer 2 Fast Ethernet products (together, our "legacy products") declined substantially, and we committed nearly all of our resources to the development of a new line of Layer 3 Gigabit Ethernet switches founded on our NuWaveArchitecture. A substantial portion of our operating expenses in 1998 and 1999 was related to the design and development of our custom ASICs, the development of network management software and the testing of prototype designs. We commenced limited commercial shipments of the first product in this line, the Keystone24g, in December 1999. We anticipate that substantially all of our revenues in future periods will be derived from sales of products based on the NuWaveArchitecture and that sales of our legacy products will decline to immaterial levels by the end of 2000.

We derived substantially all of our revenue in 1999 from sales of our legacy products with sales to Sun Microsystems accounting for 36% of our revenue. The balance of the sales in 1999 was to other OEMs and to the reseller channel. We derived 56% of our revenues from sales to customers in North America, 30% of our revenues from sales to customers in Asia and 14% of our revenues from sales to customers in Europe. For our NuWave product line in 2000, we intend to focus our sales and marketing efforts on developing and expanding our OEM customer base, and to a lesser extent, to continue servicing existing reseller customers while seeking new opportunities in the reseller channel. We have sales offices in the United States, Taiwan and the Netherlands. All sales are denominated in U.S. dollars. We generally recognize product revenue upon shipment, provided that no significant obligations remain and collectibility is probable. Revenue from customer support agreements is deferred and recognized ratably over the term of the agreement.

Cost of revenue is comprised principally of payments to our materials suppliers, contract manufacturers, final assembly costs, manufacturing and quality functions, inventory management costs and certain product costs. We expect our gross profit to be affected by many factors, including:

     .    declines in the average selling price of our products;
     .    fluctuations in demand for our products;
     .    the volume of products sold;
     .    the mix of products and services sold;
     .    the mix of sales channels through which our products are sold; and
     .    new product introductions both by us and our competitors.

Generally, we realize higher margins on sales to the reseller channel than on sales to OEMs. Any change in the mix between the channels or the loss of a major customer could adversely affect our gross margin, operating results and financial condition. We experienced significant erosion in the average selling prices of our legacy products, and we anticipate that the average selling prices of our products based on the NuWaveArchitecture will decrease from their levels at introduction and fluctuate in the future. Therefore, to maintain or increase our gross margins, we must develop and introduce new products and enhancements on a timely basis. We must also continually reduce our costs of production. As our average selling prices decline, we must increase our unit sales volume to maintain or increase our revenue.

We intend to allocate materials procurement, product assembly and test engineering in reliability and burn-in between our own manufacturing facility and Solectron, our contract manufacturer, to obtain optimal production efficiencies. We will continue to perform component and supplier qualification, quality assurance and document control at our facilities. We believe that this strategy will enable us to achieve lower costs if volumes increase.

In transitioning from our legacy business to our NuWave business, we have incurred significant losses in the past three years primarily reflecting declining revenues of legacy products in conjunction with substantial investments in research and development to bring NuWave products to market. Although we expect revenues to increase upon volume shipment of the entire NuWave family of products in the early part of 2000, we cannot assure you that such revenues will exceed production costs and operating expenses in the same periods.


RESULTS OF OPERATIONS

Net Sales

Our net sales were $10.2, $28.6 and $34.8 million in 1999, 1998 and 1997, respectively. The decrease reflected declining demand of FDDI and Fast Ethernet legacy products, as the technology of these products reached maturity. In 1999, sales of Fast Ethernet products represented 51% of net sales with the balance attributed to FDDI products. Net sales to OEM customers declined to $5.2 million in 1999 from $19.4 and $22.0 million in 1998 and 1997, respectively. Net sales to the reseller channel followed the same trend, declining to $5.0 million in 1999 from $9.2 and $12.8 million in 1998 and 1997, respectively. Net sales to customers in North America were $5.7, $19.7 and $25.8 million in 1999, 1998 and 1997, respectively. The balance of net sales of $4.5, $8.9 and $9.0 million in 1999, 1998 and 1997, respectively, were to Asia and Europe.

Gross Profit/Margin

Our gross margin in 1999 was 8%, compared to gross margins of 40% and 27% in 1998 and 1997, respectively. The erosion of gross margin in 1999 primarily reflected the competitive pricing pressures on the Fast Ethernet products as this market reached the commodity stage. Further, the decline in production volume of all legacy products resulted in under-utilization of our manufacturing facilities and excess overhead charges. The improvement in gross margin from 1997 to 1998 was due to restructuring actions taken in 1997, which included the write-off of slow-moving and obsolete inventories and a one-time charge associated with the transfer of manufacturing facilities.

Research and Development

Our research and development expenses were $7.8, $11.5 and $9.8 million, in 1999, 1998 and 1997, respectively. Research and development expenses in 1997 were net of contract funding of $217,000. No contract funding was received in 1999 and 1998. The focus of our research and development efforts since 1997, pursuant to the acquisition of NetVision Corporation, was principally on the development of the NuWaveArchitecture. We began diverting our resources away from our legacy products in the third quarter of 1997 as part of the restructuring described below. The diversion of resources continued through June 1999, when the we completely ceased further investment in legacy products, except for sustaining engineering and warranty support, by divesting the engineering group responsible for such development efforts (see "Gain on Sale of Assets" below).

Accordingly, the decrease in research and development expenses in 1999 from 1998 primarily reflected reduction in compensation, overhead costs and project costs associated with the termination of legacy product development, including the divestiture of our research and development office in Taiwan. The increase in expenses from 1997 to 1998 was primarily attributed to the deployment of resources in the development of the NuWaveArchitecture. These resources included outside consultants and contract engineering services used to develop the proprietary ASICs and network management software. The increase in expenses in 1998 was also attributed to a one-time charge of approximately $500,000 incurred in connection with the elimination of non-critical personnel in research and development, in an effort to further streamline operations.

Marketing and Selling

Marketing and selling expenses were $6.4, $6.0 and $13.2 million in 1999, 1998 and 1997, respectively. In 1997, we realigned our marketing and sales strategy to focus on broadening our OEM customer base, rather than penetrating the distribution channel, which was the focus of previous sales and marketing efforts. An OEM-based strategy required substantially less sales and marketing resources, in particular a smaller sales force and less advertising and promotion expenditures directed at brand name recognition. However, the deployment of our renewed strategy required the addition of personnel with expertise in the development of OEM relationships.

Accordingly, in 1999 and in the latter part of 1998, we added staff to the sales and marketing group, including technicians and senior management, and redirected advertising campaigns to draw OEM interest, which was reflected in the increased spending in 1999 compared to 1998. The decrease in spending from 1997 to 1998 was primarily attributed to the restructuring described below, which included reducing staff and closure of regional sales offices, and the termination of marketing programs directed at the distribution channel.

General and Administrative

General and administrative expenses were $3.5, $3.2 and $4.0 million in 1999, 1998 and 1997, respectively. In 1999, we incurred higher professional fees, which was the primary factor to increased expenses in 1999 compared to 1998. These professional fees included the engagement of an investor relations firm and increased fees paid to information system consultants to prepare us for year 2000 issues (see "Year 2000 Compliance" below). The decrease in expenses from 1997 to 1998 was primarily the result of diminished fees to third parties, including renegotiated insurance costs and consulting fees, and the realization of reduced staff associated with the restructuring described below.

Acquired Research and Development In Process

In April 1997, we acquired NetVision Corporation, a company specializing in LAN switching and Gigabit Ethernet technologies. We expensed $6.5 million of acquired research and development in process as a result of the acquisition. See
Note 9 of Notes to Consolidated Financial Statements.

Restructuring

In the third quarter of 1997, we incurred a charge of $3.7 million for the restructuring of our business. The restructuring included a reduction in work force, closure of certain sales and manufacturing facilities, retirement of impaired assets and write-off of goodwill associated with the acquisition of NuCom Systems Inc. in 1996. We completed the restructuring in the second quarter of 1998. See Note 10 of Notes to Consolidated Financial Statements.

Gain on Sale of Assets

In connection with the sale of our research and development facilities in Hsin-chu, Taiwan, which was completed in June 1999, we recorded a gain of $1,055,000, net of payments of broker fees and severance of $216,000. The divestiture of this office was completed in an effort to reduce our investment in the legacy products and to focus our resources on the commercialization of NuWave products.

Interest Income

Interest income was $908,000 in 1999, compared to $1.5 and $1.7 million in 1998 and 1997. The decrease was primarily a reflection of the declining aggregate balance of cash, cash equivalents and short-term investments during the three years ended 1999. Despite a lower fund balance in 1998 compared to 1997, the return on investments did not decline in direct relation to the balance. This resulted from a higher rate of return which reflected a shift from short-term investments in tax-exempt securities to taxable corporate securities in mid-1997.

Income Taxes

We did not record a tax benefit associated with the net loss incurred in 1999 and 1998, as we deemed that it was more likely than not that the deferred tax assets will not be realized based on evidence available and, accordingly, a full valuation allowance was provided. During 1998, we received an income tax refund of $4 million as a result of the carryback claim of the 1997 net operating loss to offset net income recognized in 1995 and 1994. The related tax benefit was fully recognized in 1997. Our effective tax rate for 1997 was a benefit of 13.6%, which reflected a net loss and a full valuation allowance provided against deferred tax assets. The effective tax benefit rate for 1997 was reduced due to the charge for acquired research and development in process, which was non-deductible for income tax purposes.

Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 during its year ending December 31, 2001. To date, we have not engaged in derivative or hedging activities. We are unable to predict the impact of adopting SFAS No. 133 if we were to engage in derivative and hedging activity in the future.

Euro Conversion

We have a wholly-owned subsidiary in the Netherlands, which is one of the 11 European countries participating in the adoption of a common currency, the Euro, on January 1, 1999. Following the introduction of the Euro, the legacy currency in each participating country remains as legal tender until January 1, 2002. During the transition period, either the Euro or the legacy currency may be used to pay for goods and services. Beginning January 1, 2002, participating countries will issue new Euro-denominated bills and coins, and the legacy currency will no longer be the legal tender for any transactions after July 1, 2002.

Our subsidiary in the Netherlands is a sales office for the entire European region. Sales made to all European countries are denominated in US dollars. Expenses incurred by this subsidiary are currently paid in guilders, the legacy currency. In 1999 and 1998, sales to all European customers accounted for 14% and 10%, respectively, of our total sales, and 6% of our total operating expenses in both 1999 and 1998 were attributed to this subsidiary. Due to the immateriality of expenses of the Netherlands subsidiary relative to our operations as a whole, we believe the Euro conversion will not have any significant impact to our results of operations during and after the transition period.

Year 2000 Compliance

Although the date is now past January 1, 2000, we have not experienced an immediate adverse impact from the transition to the Year 2000. However, we cannot provide assurance that we or our suppliers and customers have not been affected in a manner that is not yet apparent. In addition, some computer programs that were date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year, and any negative consequential effects remain unknown. As a result, we will continue to monitor our Year 2000 compliance and the Year 2000 compliance of our suppliers and customers.

LIQUIDITY AND CAPITAL RESOURCES

Our working capital was $12.6 million and $26.1 million at December 31, 1999 and December 31, 1998, respectively, and the current ratio (ratio of current assets to current liabilities) was 5.3 to 1 and 6.7 to 1, respectively. The aggregate balance of cash, cash equivalents and short-term investments decreased to $9.7 million at December 31, 1999 from $23.4 million at December 31, 1998. The decrease was primarily due to cash used to finance operations and capital expenditures. In 1999, net cash used in operating activities was $13.6 million, which was principally attributed to the net loss for the year of $15.0 million, partially offset by a net decrease in accounts receivable of $3 million. In 1998, net cash used in operating activities was $4.2 million, which was attributed to the net loss for the year of $7.9 million, partially offset by the collection of an income tax refund of $4.0 million.

Our capital expenditures totaled $2.6 million in both 1999 and 1998. In 1999, we relocated our corporate headquarters to a larger facility in Fremont, California. Capital expenditures for the move, including leasehold improvements, totaled approximately $700,000. The balance of the expenditures in 1999 was principally for the purchase of design equipment and software licenses for the development of the NuWaveArchitecture, as well as test equipment for our quality assurance laboratory. In 1998, the expenditures included the purchase of a SMT line, or equipment for advanced manufacturing, totaling $600,000. The remainder of the expenditures was for equipment and licenses used in the design of ASICs.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments. We also have a $5 million revolving bank line of credit, which expires on May 31, 2000. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or the London Interbank Offered Rate plus 2.5% and are secured by our receivables, inventory, and other tangible assets. There were no borrowings under the line of credit in 1999 and 1998. Under the line of credit, we are required to maintain at least $8 million in cash, cash equivalents and short term investments. As of December 31, 1999, we were in compliance with this requirement.

In the first half of 2000, with the authorization by our Board of Directors, we intend to increase our working capital by issuing common shares in a follow-on public offering. The net proceeds from this follow-on public offering are expected to be used for general corporate purposes, which may include the purchase of equipment and the expansion of operations. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services that are complementary to our business. From time to time we have discussed potential strategic acquisitions and investments with third parties. We are not currently in discussions regarding any acquisitions or investments and have no agreements or commitments to complete any such transaction.

We believe that our current balance of cash, cash equivalents, and short-term investments, together with proceeds from the follow-on public offering, will be sufficient to satisfy our working capital and capital expenditure requirements for the next 12 months.


BUSINESS RISKS

If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. The risks set forth below are not the only risks facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business.

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability.

We have experienced net losses in each of the last four fiscal years, and we cannot be certain that we will realize sufficient revenue to achieve profitability. We expect that we will continue to incur significant sales and marketing and product development costs associated with the recent introduction of the Gigabit Ethernet products based on our NuWaveArchitecture. Consequently, we will need to generate significantly higher revenue to achieve and sustain profitability. If sales of our NuWaveArchitecture products do not meet our expectations, we will continue to experience losses indefinitely. In addition, we have discontinued production of the Layer 2 Fast Ethernet and FDDI products that accounted for our historical revenues. We intend to complete end-of-life sales of these products in the first half of 2000. We cannot assure you that we will be able to sell all inventory relating to these products. If we are required to write-off any unsold inventory, our operating results could be adversely affected.

Substantially all of our future revenue depends on the commercial success of products based on our NuWaveArchitecture, and if these products do not achieve market acceptance, our business will be seriously harmed.

Substantially all of our future revenue depends on the commercial success of products based on our NuWaveArchitecture. We recently introduced the first product based on our NuWaveArchitecture, and we intend to introduce several new products based on this technology in the near future.

If these products fail to meet the needs of our target customers, or if they do not compare favorably in price and performance to competing solutions, our revenue will not grow. We cannot assure you that these products will achieve market acceptance. We have made only limited sales of these products, and it is possible that they may not satisfy our customers' requirements. Failure of products based on our NuWaveArchitecture to satisfy our customers' requirements could delay or prevent their adoption. If our target customers do not widely adopt, purchase and successfully deploy our new products, our revenue will not grow significantly, or possibly at all, and our business, financial condition and results of operations will be seriously harmed.

A number of factors could cause our quarterly and annual financial results to be worse than expected, which could result in a decline in our stock price.

To support anticipated sales of our NuWaveArchitecture products, we plan to increase our operating expenses to expand our sales and marketing activities, broaden our customer support capabilities, develop new distribution channels and fund increased levels of research and development. We base our operating expenses on anticipated revenue trends, and a high percentage of our expenses are fixed in the short term. Consequently, any delay or failure in generating revenue could cause our quarterly and annual operating results to be below the expectations of public market analysts or investors, which could cause the price of our common stock to decline.

We may fail or experience a delay in generating revenue for a number of reasons. Our customer agreements typically provide that the customer may delay scheduled delivery dates and cancel orders within specified time frames without significant penalty. Accordingly, we may incur significant expenses without meeting corresponding anticipated revenue levels for a given period. In addition, the timing of product releases, purchase orders and product availability could result in significant product shipments scheduled for the end of a quarter. Failure to ship these products by the end of a quarter may adversely affect our operating results.

Our periodic revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

     .    market acceptance of and demand for our NuWaveArchitecture products;

     .    decreased average selling prices of our products

     . unexpected product returns or the cancellation or rescheduling of significant orders;

     . our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;

     .    announcements and new product introductions by our competitors;

     .    our ability to achieve cost reductions;

     . our ability to obtain sufficient supplies of components for our products for which we rely on sole or limited source suppliers;

     .    increased prices of the components we purchase;

     . our ability to attain and maintain production volumes and quality levels for our products;

     . the mix of products sold and the mix of distribution channels through which they are sold; and

     . costs relating to possible acquisitions and integration of technologies or businesses.

Due to the foregoing factors, we believe that period-to-period comparisons of our operating results should not be relied upon as an indicator of our future performance.

Intense competition in the market for LAN equipment could prevent us from increasing revenue or achieving or sustaining profitability.

The market for local area network, or LAN, equipment is intensely competitive. Our principal competitors include Alcatel, Bay Networks, Cabletron Systems, Cisco Systems, Ericsson, Extreme Networks, Foundry Networks, Lucent Technologies, Nortel Networks, Siemens, and 3Com. Many of our current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases, than we do. These competitors have developed or could in the future develop new technologies that compete with our products or even render our products obsolete. We believe that this market will consolidate over time and that this consolidation could adversely affect our ability to compete effectively. A number of companies developing technologies similar to ours have been acquired by our larger competitors. These acquisitions are likely to permit our competitors to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing products to their installed bases. We expect that competition will increase as a result of these and other industry consolidations and alliances.

To remain competitive, we believe we must, among other things, invest significant resources in developing new products with superior performance at competitive prices, enhance our NuWaveArchitecture products and maintain customer satisfaction. If we fail to do so, our products may not compete favorably, and our revenue and future profitability could suffer.

The average selling prices of our products may decrease rapidly, which may reduce gross margins or revenue if we are unable to reduce our cost of goods sold.

The enterprise LAN equipment industry has experienced rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures and rapid technological change. We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. As the average selling prices for our products are expected to decline, we will need to reduce our product costs, particularly the cost of our ASICs. To reduce the cost of ASICs we intend to integrate chips and reduce die sizes. However, we cannot be certain when or if such price reductions will occur. Our failure to achieve cost reductions would cause our revenue and gross margins to decline, which would harm affect our operating results.

We must develop and expand our OEM relationships and other indirect distribution channels to increase revenue and improve our operating results.

Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through original equipment manufacturers, or OEMs and, to a lesser extent, resellers, as well as expanding our field sales organization. If we fail to develop and cultivate relationships with significant OEMs, or if these OEMs are not successful in their product development and sales efforts, sales of our products may fail to increase and may even decrease. Our ability to generate increased revenue depends significantly upon the ability and willingness of our OEM customers to develop and promote products that incorporate our technology on a timely basis. If our OEM customers do not successfully market the solutions that incorporate our products, then sales of our products to our OEM customers will be adversely affected. The ability and willingness of OEM customers to develop and promote our products is based upon a number of factors beyond our control. In addition, some of our current and potential OEM customers could develop products internally that would replace our products. The resulting lost sales of our products to any such OEMs, in addition to the increased competition presented by these OEMs, could harm our business, financial condition and operating results.

Although we have secured a limited number of OEM customers for our NuWaveArchitecture products, nearly all of these customers are still at the early stages of initial commercial shipments. If our OEM customers are unable to or otherwise do not ship systems that are based on our products, or if their shipped systems are not commercially successful, our business, operating results or financial condition could suffer.

In order to support for our indirect distribution channels, we plan to expand our field sales and support staff. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenue generated or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively establish our distribution channel s or manage the expansion of our sales and support staff could limit our ability to grow and increase revenue.

Our market is subject to rapid technological change, and we must continually introduce new products that achieve broad market acceptance to compete effectively.

The LAN equipment market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not address these changes by regularly introducing new products, our product line will become obsolete. Developments in routers and routing software could also significantly reduce demand for our products. Alternative technologies could achieve widespread market acceptance and displace the the Ethernet technology on which our product lines and architecture are based. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or devices will not supplant our approach.

When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may defer purchasing our existing products. These actions could harm our operating results by unexpectedly decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence. The market for enterprise LAN switching products is evolving, and we believe our ability to compete successfully in this market is dependent upon the continued compatibility and interoperability of our products with products offered by other vendors. In particular, the networking industry has been characterized by the successive introduction of new technologies and standards that have dramatically reduced the price and increased the performance of enterprise LAN equipment. To remain competitive, we need to introduce products in a timely manner that incorporate or are compatible with these new technologies as they emerge. We may experience delays in product development in the future, and any delay in product introduction could adversely affect our ability to compete and cause our operating results to be below our expectations or the expectations of public market analysts or investors.

Because we expect to depend on a small number of OEM and distribution channel customers for a significant portion of our revenue in any period, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenue.

Our sales strategy is to focus on selling our NuWaveArchitecture products to OEM customers, and we anticipate that, although our largest customers may vary from period-to-period, a small number of key OEM customers will account for a significant portion of our revenues in each fiscal period. We cannot assure you that we will be able to obtain OEM customers, and even if we are successful, this strategy will pose a number of significant risks. The loss of any key OEM customers, or a significant reduction in sales to those customers, could significantly reduce our revenue below anticipated levels. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products to, or the loss of any significant OEM, reseller or other customer, or unexpected returns from resellers could harm our business, operating results and financial condition.

While we expect that our financial performance in any given period will depend on orders from a small number of OEMs, resellers and other significant customers, we do not have contracts with customers binding them to minimum purchase quantities, except as set forth in a particular purchase orders. For example:

     . our customers can stop purchasing, and our OEMs and resellers can stop marketing our products, at any time;

     . our reseller agreements generally are not exclusive and are for one year terms, with no obligation of the resellers to renew the agreements; and

     . our OEM and reseller agreements provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period.

In the future we expect to establish a program which, under specified conditions, enables some distributors to return products to us. The amount of potential product returns will be estimated and provided for in the period of the sale; however, we cannot assure you that our estimates will be adequate to cover actual returns.

The sales cycle for our products is long, and we may incur substantial non-recoverable expenses or devote significant resources to sales that do not occur when anticipated.

Our sales cycle, particularly to OEMs, typically involves a lengthy qualification process during which we generally invest significant resources to address customer specifications. Because of the length of the sales cycle, we may experience delays between increasing expenses for research and development and sales and marketing efforts and the generation of higher revenue, if any, from such expenditures. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, we may be unable to compensate for the shortfall, which could harm our operating results. The purchase of our products or of solutions that incorporate our products typically involves significant internal procedures associated with the evaluation, testing, implementation and acceptance of new technologies. This evaluation process frequently results in a lengthy sales process, typically ranging from three months to longer than a year, and subjects each sale to a number of significant risks, including budgetary constraints and internal acceptance reviews. The length of our sales cycle also may vary substantially from customer to customer.

We purchase several key components for our products from single or limited sources and could lose sales if these sources fail to meet our needs.

We currently purchase several key components used in the manufacture of our products from single or limited sources and depend upon supply from these sources to meet our needs. We may encounter shortages and delays in obtaining components in the future that materially adversely affect our ability to meet customer orders. In particular, NEC Corporation is the sole manufacturer of the ASICs that form the core of our NuWave Architecture products. We do not have a long-term supply contract with NEC that obligates them to continue to supply components to us, and it is possible that they could allocate their resources to their other customers in the future, which could materially disrupt our ability to manufacture our products and meet customer demands. Qualifying an alternative manufacturer of our ASICs would be time consuming, costly and disruptive. In addition, we acquire certain microprocessors and other integrated circuits as well as a custom designed power supply from sole source suppliers. While we believe we could qualify alternative suppliers for these products, any delays caused by supply disruptions could result in increased component prices that could adversely affect our gross margins. We also use certain components including memory components and printed circuit boards, that we acquire from limited sources that create risks similar to those created by our sole source supply arrangements.

We use a rolling 12-month forecast based on anticipated product orders to determine our material requirements. Lead times for materials and components we order vary significantly and depend on factors such as the specific supplier, contract terms and market demand for a component at a given time. If orders do not match forecasts, we may have excess or inadequate inventory of certain materials and components, which could materially adversely affect our operating results and financial condition. From time to time we have experienced shortages and allocations of certain components, resulting in delays in filling orders. In the future we may again experience these shortages, particularly with respect to the supply of semiconductors.

We may need to expand or relocate our manufacturing operations and may depend on contract manufacturers for a significant portion of our manufacturing requirements.

We currently manufacture all of our products at our facility in Taiwan. If the demand for our products grows, we will need to increase our material purchases, internal manufacturing capacity and internal test and quality functions. Any disruptions in product flow could limit our revenue, adversely affect our competitive position and reputation and result in additional costs or cancellation of orders under agreements with our customers. The property on which our Taiwan facility is located is currently in receivership. If, as a result of this receivership, we are unable to maintain our lease of this property, we may need to relocate our facility. There is no guarantee that we will be able to find a suitable replacement facility on equal terms or of sufficient quality.

We have augmented our manufacturing capacity by entering into an agreement with Solectron Corporation, a contract manufacturer, to manufacture a portion of our product requirements. As a result of entering into this agreement we may experience, among others, the following problems, any of which could materially adversely affect our business and operating results:

     .    delays in product shipments;

     .    reduced control over quality and quantity of products; and

     . interruption in the supply of products caused by, among other factors, the loss of a contract manufacturer.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to successfully manage our business or achieve our objectives.

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, finance and manufacturing personnel, many of whom would be difficult to replace. In particular, we believe that our future success is highly dependent on William Rosenberger, our President and Chief Executive Officer, and Robert Zecha, our Vice President, Research and Development. We do not have key person insurance covering any of our personnel.

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Competition for these personnel is intense and we have had difficulty hiring employees, particularly software engineers, in the timeframe we desire. There can be no assurance that we will be successful in attracting and retaining the personnel we require. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any such claims, regardless of the merits of such claims.

If our products do not comply with evolving industry standards and complex government regulations, they may not achieve market acceptance, which may prevent us from increasing our revenue or achieving profitability.

The market for LAN equipment is characterized by the need to support industry standards as they emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. We may not be able to effectively address the compatibility and interoperability issues that arise as a result of technological changes and evolving industry standards. In addition, in the United States, our products must comply with various regulations and standards defined by the Federal Communications Commission, or FCC, and Underwriters Laboratories. Internationally, products that we develop may be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates, we may experience delays in product shipments or be unable to sell our products where these standards or regulations apply, which could prevent us from increasing our revenue or achieving profitability.

We need to expand our sales and support organizations to increase market acceptance of our products.

Our products and services require a sophisticated sales effort targeted at several levels within a prospective customer's organization. We have recently expanded our sales force and plan to hire additional sales personnel. Unless we expand our sales force we will not be able to increase revenue. However, competition for qualified sales personnel is intense, and we might not be able to hire an adequate number of sales personnel.

We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The design and installation of networking products can be complex. Accordingly, we need highly-trained customer service and support personnel. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of our products.

Our ability to increase our revenue depends on successfully expanding our international sales.

Our ability to grow will depend in part on our ability to increase sales of our NuWaveArchitecture products to international customers, particularly in Asia. We anticipate that sales to international customers will constitute a significant portion of our future sales. There are a number of risks arising from our international business, including:

     .    longer accounts receivable collection cycles;

     .    difficulties in managing operations across disparate geographic areas;

     . difficulties associated with enforcing agreements under foreign legal systems;

     .    import or export licensing requirements;

     .    potential adverse tax consequences; and

     .    unexpected changes in regulatory requirements.

Our international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

As part of our business strategy, we expect to review acquisition prospects that would complement our current product offerings, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. While we have no current agreements or negotiations underway with respect to any material acquisitions, we may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could:

     . issue equity securities which would dilute stockholders' percentage ownership;

     .    incur substantial debt; or

     .    assume contingent liabilities.

Such actions by us could harm our operating results and cause the price of our common stock to decline. We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business, operating results and financial condition.

To fund our future operations, we may need additional capital which may not be available when needed.

We believe that our existing working capital together with proceeds from the follow-on public offering and cash available from future operations will enable us to meet our working capital requirements for at least the next 12 months. However, if cash from future operations is insufficient, or if cash is used for acquisitions or other currently unanticipated uses, we may need additional capital. The development and marketing of new products and the expansion of distribution channels and associated support personnel are expected to require a significant commitment of resources. In addition, if the market for enterprise Layer 3 LAN switches were to develop more slowly than we anticipate, or if we fail to establish significant market share and achieve a meaningful level of revenue, we may continue to incur significant operating losses and utilize significant amounts of capital. As a result, we could be required to raise substantial additional capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, the securities would have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. We cannot assure you that additional capital, if required, will be available on acceptable terms, or at all. If we are unable to obtain additional capital, we may be required to reduce the scope of our planned product development and marketing efforts, which would harm our business, financial condition and operating results.

If our products contain undetected software or hardware errors, we could incur significant unexpected expenses and lost sales.

Complex LAN equipment frequently contains undetected software or hardware errors when first introduced or as new versions are released. We have experienced these errors in the past, and we expect that these errors will be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts and causing significant customer relations problems.

Problems arising from the use of our products together with other vendors' products could disrupt our business and harm our financial condition.

Our products must successfully interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our products or another vendor's products, could result in the delay or loss of market acceptance of our products, and any necessary revisions may require us to incur significant expenses. The occurrence of any such problems would likely have a material adverse effect on our business, operating results and financial condition.

We may be subject to intellectual property infringement claims that are costly to defend and may adversely affect our business and ability to compete.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading network companies have extensive patent portfolios with respect to networking technology, while we do not own any patents nor do we have any patent applications pending that relate to our NuWaveArchitecture products. We may not have taken actions that adequately protect our intellectual property rights. From time to time, third parties, including leading companies, have asserted against others and may assert against us exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. Third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. Any of these claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. If there is a successful claim of infringement or if we fail to develop non-infringing technology or license the proprietary rights on a timely basis, our business could be harmed.

If we fail to protect our intellectual property, or if others use our proprietary technology without authorization, our competitive position may suffer.

Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash equivalents and short-term investments ("investments") are exposed to financial market risk due to fluctuations in interest rates and foreign exchange rates, which may affect the interest income and the fair values of our investments. We manage the exposure to financial market risk by performing ongoing evaluation of our investment portfolio and investing in short-term investment grade corporate securities, which mature within the next 12 months. In addition, we do not use investments for trading or other speculative purposes. The effect of fluctuations in foreign exchange rates is immaterial as the majority of the investments held by foreign subsidiaries are denominated in US dollars. For the year ended December 31, 1999, the average rate of return on the investments was approximately 5.1%. A hypothetical 10% fluctuation in interest rates would change interest income by approximately $50,000. Due to their short maturities, the carrying values of investments approximate their fair values, and the impact of fluctuations in interest rates on the fair values of investments is deemed immaterial.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Financial Statements:                                                              Page
            Report of Independent Accountants....................................    25
            Consolidated Balance Sheets at December 31, 1999 and 1998............    26
            Consolidated Statements of Operations for the Years Ended
               December 31, 1999, 1998 and 1997..................................    27
            Consolidated Statements of Stockholders' Equity for the Years Ended
               December 31, 1999, 1998 and 1997..................................    28
            Consolidated Statements of Cash Flows for the Years Ended
               December 31, 1999, 1998 and 1997..................................    29
            Notes to Consolidated Financial Statements...........................    30

Financial Statement Schedule:

            Schedule II - Valuation and Qualifying Accounts for the Years Ended
               December 31, 1999, 1998 and 1997..................................    44

Schedules other than those listed above have been omitted since either they are not required or the information is included in the financial statements included herewith.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Network Peripherals Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Network Peripherals Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
San Jose, California
January 17, 2000

                           NETWORK PERIPHERALS INC.

                          CONSOLIDATED BALANCE SHEETS

                (in thousands, except share and per share data)


                                                                                               December 31,
                                                                                         1999               1998
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
    Cash and cash equivalents                                                            $     4,730        $     5,537
    Short-term investments                                                                     4,985             17,814
    Accounts receivable, net of allowance for doubtful accounts and returns;
     1999, $364, and 1998, $523                                                                  428              3,430

    Receivable from sale of assets                                                               720                  -
    Inventories                                                                                3,830              3,124
    Prepaid expenses and other current assets                                                    815                742
                                                                                 --------------------------------------
     Total current assets                                                                     15,508             30,647
Property and equipment, net                                                                    4,984              4,560
Other assets                                                                                     360                342
                                                                                 --------------------------------------
                                                                                         $    20,852        $    35,549
                                                                                 ======================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                    $     1,534        $     2,450
     Accrued liabilities                                                                       1,409              2,127
                                                                                 --------------------------------------
     Total current liabilities                                                                 2,943              4,577
                                                                                 --------------------------------------
Commitments (Note 5)

Stockholders' equity:
     Preferred Stock, $0.001 par value, 2,000,000 shares authorized;
          no shares issued or outstanding                                                          -                  -
     Common Stock, $0.001 par value, 20,000,000 shares authorized;
          12,749,000, and 12,292,000 shares issued and outstanding                                13                 12
     Additional paid-in capital                                                               65,955             64,060
     Accumulated deficit                                                                     (48,059)           (33,100)
                                                                                  -------------------------------------
          Total stockholders' equity                                                          17,909             30,972
                                                                                  -------------------------------------
                                                                                         $    20,852        $    35,549
                                                                                  =====================================

The accompanying notes are an integral part of these consolidated financial statements.

                           NETWORK PERIPHERALS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)

                                                                                 Years Ended December 31,
                                                                      1999                  1998                 1997
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                               $  10,231             $  28,585            $  34,798
Cost of sales                                                               9,410                17,250               25,341
                                                            ----------------------------------------------------------------
  Gross profit                                                                821                11,335                9,457
                                                            ----------------------------------------------------------------
Operating expenses:
 Research and development                                                   7,803                11,485                9,757
 Marketing and selling                                                      6,437                 6,010               13,242
 General and administrative                                                 3,503                 3,234                3,982
 Gain on sale of assets                                                    (1,055)                    -                    -
 Acquired research and development in process                                   -                     -                6,462
 Restructuring expense                                                          -                     -                3,662
                                                            ----------------------------------------------------------------
  Total operating expenses                                                 16,688                20,729               37,105
                                                            ----------------------------------------------------------------
Loss from operations                                                      (15,867)               (9,394)             (27,648)
Interest income                                                               908                 1,505                1,680
                                                            ----------------------------------------------------------------
Loss before income taxes                                                  (14,959)               (7,889)             (25,968)
Income tax benefit                                                              -                     -                3,526
                                                            ----------------------------------------------------------------
Net loss                                                                $ (14,959)            $  (7,889)           $ (22,442)
                                                            ================================================================


Net loss per share:
    Basic and diluted                                                   $   (1.19)            $   (0.64)           $   (1.85)
                                                            ================================================================

Weighted average common shares:
    Basic and diluted                                                      12,584                12,281               12,154
                                                            ================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                           NETWORK PERIPHERALS INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (in thousands)

                                                     Common Stock           Additional   Accumulated
                                                 Shares       Amount   Paid-in Capital       Deficit        Total
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                     11,954        $  12         $  62,614     $  (2,769)   $  59,857
Issuance of Common Stock upon
  exercise of stock options                         224            -               410             -          410

Issuance of Common Stock under
  employee stock purchase plan                       74            -               451             -          451

Income tax benefit associated with
  nonqualified stock options                          -            -               403             -          403

Net loss                                              -            -                 -       (22,442)     (22,442)
                                             ----------------------------------------------------------------------

Balance at December 31, 1997                     12,252           12            63,878       (25,211)      38,679

Issuance of Common Stock upon
  exercise of stock options                           8            -                38             -           38

Issuance of Common Stock under
  employee stock purchase plan                       32            -               144             -          144

Net loss                                              -            -                 -        (7,889)      (7,889)
                                             ----------------------------------------------------------------------

Balance at December 31, 1998                     12,292           12            64,060       (33,100)      30,972
Issuance of Common Stock upon
  exercise of stock options                         457            1             1,895             -        1,896

Net loss                                              -            -                 -       (14,959)     (14,959)
                                             ----------------------------------------------------------------------

Balance at December 31, 1999                     12,749        $  13         $  65,955     $ (48,059)   $  17,909
                                             ======================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                           NETWORK PERIPHERALS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                                      Years Ended December 31,
                                                                              1999              1998              1997
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                                    $  (14,959)       $   (7,889)       $  (22,442)
 Adjustments to reconcile net loss to net cash
       used in operating activities:
   Depreciation and amortization                                                  1,826             2,000             3,319
   Gain of sale of assets                                                        (1,055)                -                 -
   Acquired research and development in process                                       -                 -             6,462
   Deferred income taxes                                                              -                 -             2,289
   Changes in assets and liabilities:
     Accounts receivable                                                          3,002             1,740             3,189
     Inventories                                                                   (706)           (1,707)            6,811
     Income tax refund receivable                                                     -             3,983            (3,580)
     Prepaid expenses and other assets                                             (131)             (146)            1,026
     Accounts payable                                                              (916)              779            (1,321)
     Accrued liabilities                                                           (718)           (2,956)           (2,644)
                                                                      -----------------------------------------------------
       Net cash used in operating activities                                    (13,657)           (4,196)           (6,891)
                                                                      -----------------------------------------------------

Cash flows from investing activities:
 Proceeds from sale or maturity of short-term investments                        12,829                 -             7,979
 Purchases of property and equipment                                             (2,559)           (2,644)           (2,270)
 Proceeds from sale of assets, net of expenses                                      684                 -                 -
 Purchases of short-term investments                                                  -            (3,443)                -
 Cash paid for acquisition, net of cash acquired                                      -                 -            (6,449)
 Holdback amount from acquisition                                                     -              (456)             (659)
                                                                      -----------------------------------------------------
       Net cash provided by (used in) investing activities                       10,954            (6,543)           (1,399)
                                                                      -----------------------------------------------------

Cash flows from financing activities:
 Proceeds from issuance of Common Stock                                           1,896               182               861
                                                                      -----------------------------------------------------
       Net cash provided by financing activities                                  1,896               182               861
                                                                      -----------------------------------------------------

Net decrease in cash and cash equivalents                                          (807)          (10,557)           (7,429)
Cash and cash equivalents, beginning of year                                      5,537            16,094            23,523
                                                                      -----------------------------------------------------

Cash and cash equivalents, end of year                                       $    4,730        $    5,537        $   16,094
                                                                      =====================================================

Supplemental disclosure of cash flow information
  Non-cash transactions:
   Receivable from sale of assets                                            $      720        $        -        $        -
   Income tax benefit associated with nonqualified stock options                      -                 -               403

The accompanying notes are an integral part of these consolidated financial statements.

                           NETWORK PERIPHERALS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

Network Peripherals Inc., a Delaware corporation (the "Company"), designs and manufactures Layer 2, Layer 3, and Layer 4 functionality Ethernet and Gigabit Ethernet switching products, which it markets primarily to original equipment manufacturers, distributors, value-added resellers and system integrators. The Company's switching products are designed for use in workgroups, wiring closets and network backbones.


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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents. The Company's short-term investments, which consist of debt securities with maturities greater than 90 days and less than one year, have been classified as available-for-sale. For the years ended December 31, 1999 and 1998, there were no material unrealized gains or losses. Substantially all short-term investments are held in the Company's name by major financial institutions.

Revenue Recognition

Revenue from product sales is recognized upon product shipment, provided no significant obligations remain and collectability is probable. The Company provides to certain distributors limited rights of return and price protection on unsold inventory when specific conditions exist. Provisions for estimated costs of warranty repairs, product returns, and retroactive price adjustments are recorded at the time products are shipped. Allowances for uncollectible accounts receivable are provided at the time such receivable is deemed uncollectible.

Funding under certain development contracts is recognized based upon the achievement of specified contract milestones. Such funding, which is recognized as a reduction of the related development costs, totaled approximately $217,000 in 1997. No such funding was recognized in 1999 and 1998.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company maintains its cash, cash equivalents and short-term investments with high credit quality financial institutions and limits its investments to those that are short-term and low risk. Concentration of credit risk with respect to trade receivables is generally limited due to the Company's on-going evaluation of its customers' credit worthiness and the established long-term relationship with certain customers.

                           NETWORK PERIPHERALS INC.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset, typically three years. Depreciation of the Company's enterprise resource planning systems, its information systems infrastructure, and certain manufacturing equipment is based on an estimated useful life of five years.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired and is amortized on a straight-line basis over the expected period of benefit, generally five years. Periodically, the Company evaluates the goodwill for impairment and estimates the future undiscounted cash flows of the acquired business to ensure that the carrying value has not been impaired. As of December 31, 1999 and 1998, goodwill, net of accumulated amortization, was $93,000 and $133,000, respectively, and was included in other assets.

Software Development Costs

The Company's software products are integrated into its hardware products and are typically available for general release to customers within 30 days after technological feasibility has been achieved. Accordingly, the production costs incurred after the establishment of technological feasibility and before general release to customers are immaterial. The Company has not capitalized any software development costs to date.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement reported amounts. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

Foreign Currency Translation

The functional currency of the Company's subsidiaries in Taiwan and the Netherlands is the U.S. dollar. Accordingly, gains or losses arising from the translation of foreign currency financial statements and transactions are included in determining consolidated results of operations.

Employee Benefit Plans

The Company has stock option plans and offers a 401(k) plan covering all of its U.S. employees. The 401(k) plan provides for matching contributions determined at the Company's discretion. In 1999, the Company matched 50% of each employee's contribution up to $1,000, and the 1999 matching contributions totaled approximately $59,000. No such matching contributions were made in 1998 and 1997.

                           NETWORK PERIPHERALS INC.

Stock-based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", as permitted under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Net Loss Per Share

Basic earnings per share are computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method. During 1999, 1998 and 1997, the Company incurred net losses, such that the inclusion of potential common shares would result in an antidilutive per share amount. Accordingly, no adjustment is made to the basic net loss per share to arrive at the diluted net loss per share.

Comprehensive Income

There were no reconciling items between net loss and comprehensive loss for the periods presented.

Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during its year ending December 31, 2001. To date, the Company has not engaged in derivative or hedging activities. The Company is unable to predict the impact of adopting SFAS No. 133 if it were to engage in derivative and hedging activity in the future.

Reclassifications

Certain reclassifications have been made to the prior years' amounts in order to conform to the current year's presentation.

                           NETWORK PERIPHERALS INC.

NOTE 3 - BALANCE SHEET COMPONENTS (in thousands)

                                                                                     December 31,
                                                                               1999                1998
          ------------------------------------------------------------------------------------------------
          Cash, cash equivalents, and short-term investments:
             Cash and cash equivalents
               Cash and money market accounts                                $ 2,442             $ 2,508
               Corporate debt securities                                       2,288               3,029
                                                                             -----------------------------
                                                                               4,730               5,537
             Short-term investments
               Corporate debt securities                                       4,985              17,814
                                                                             -----------------------------
                                                                             $ 9,715             $23,351
                                                                             =============================

          Inventories:
             Raw materials                                                   $ 2,285             $   882
             Work-in-process                                                     401                 572
             Finished goods                                                    1,144               1,670
                                                                             -----------------------------
                                                                             $ 3,830             $ 3,124
                                                                             =============================

          Property and equipment:
             Computers and equipment                                         $ 8,106             $ 8,267
             Furniture and fixtures                                              750                 920
             Leasehold improvements                                              528                 306
                                                                             -----------------------------
                                                                               9,384               9,493
             Accumulated depreciation                                         (4,400)             (4,933)
                                                                             -----------------------------
                                                                             $ 4,984             $ 4,560
                                                                             =============================

          Accrued liabilities:
             Salaries and benefits                                           $   592             $   973
             Warranty                                                            375                 450
             Co-op advertising and market development funds                      250                 386
             Other                                                               192                 318
                                                                             -----------------------------
                                                                             $ 1,409             $ 2,127
                                                                             =============================

NOTE 4 - LINE OF CREDIT

The Company currently has a $5 million revolving bank line of credit, which expires on May 31, 2000. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or the London Interbank Offered Rate plus 2.5% and are secured by the Company's receivables, inventory, and other tangible assets. There were no borrowings under the line of credit in 1999 and 1998. As of December 31, 1999, the Company was in compliance with the financial covenants required by the line-of-credit agreement.

NOTE 5 - COMMITMENTS

The Company leases its corporate headquarters in Fremont, California, under an operating lease that expires in October 2004. The Company also has research and development facilities in Long Island, New York and manufacturing facilities in Taipei, Taiwan under operating leases expiring in August 2002 and May 2001, respectively. Rent expense for all of the Company's facilities was $760,000, $764,000, and $931,000 in 1999, 1998, and 1997, respectively.

                           NETWORK PERIPHERALS INC.

Future minimum lease payments under operating leases as of December 31, 1999 are as follows (in thousands):

          Years ended December 31,
                  2000               $   821
                  2001                   614
                  2002                   422
                  2003                   335
                  2004                   286
                                     --------
                                     $ 2,478
                                     ========

NOTE 6 - CAPITAL STOCK

Employee Stock Purchase Plan

Effective May 1998, the Company terminated the Employee Stock Purchase Plan, which allowed eligible employees to purchase the Company's Common Stock at a discount through payroll deductions. Prior to the termination of the Employee Stock Purchase Plan, the Company reserved 250,000 shares of Common Stock for issuance thereunder, and the Company has issued 223,606 shares of Common Stock for an aggregate purchase price of $1,434,000.

Stock Option Plans

In December 1999, the Company adopted the 1999 Stock Plan (the "1999 Plan"), which provides for the granting of nonstatutory stock options and restricted stock awards to eligible employees and consultants. Pursuant to the 1999 Plan, the Company has reserved 500,000 shares of the Company's Common Stock for issuance, and the terms and conditions of nonstatutory stock options and restricted stock awards are determined by the Company's Board of Directors, provided that the exercise price for a nonstatutory stock option is not less than 85% of the fair market value of the Company's Common Stock on the date of the grant. As of December 31, 1999, no nonstatutory stock options or restricted stock have been granted under the 1999 plan, and all 500,000 shares of Common Stock reserved for issuance are available for future grant.

The Company's 1997 Stock Plan, as amended, (the "1997 Plan") provides for the granting of incentive and nonstatutory stock options and restricted stock awards to eligible employees, directors and consultants. The Company has reserved 2,500,000 shares of the Company's Common Stock for issuance under the 1997 Plan. Pursuant to the 1997 Plan, the terms and conditions of stock options are determined by the Company's Board of Directors, provided that (i) the exercise price for incentive stock options is not less than the fair market value of the Company's Common Stock on the date of grant and (ii) the exercise price for nonstatutory stock options is not less than 85% of the fair market value of the Company's Common Stock on the date of grant. Options under the 1997 Plan vest over a period determined by the Board of Directors, which is generally four years. As of December 31, 1999, options to purchase 2,267,499 shares of Common Stock were outstanding, 144,059 shares were available for future grant, and 2,411,558 shares were authorized but unissued under the 1997 Plan.

Upon adoption of the 1997 Plan in April 1997, the Company terminated the 1993 Stock Option Plan (the "1993 Plan") and the 1996 Nonstatutory Stock Option Plan (the "1996 Plan"). No further stock options were granted under the 1993 Plan or the 1996 Plan. Outstanding options and shares issued upon the exercise of options granted continue to be governed by the terms and conditions of the respective plans. As of December 31, 1999, options to purchase a total of 482,859 shares of Common Stock were outstanding under the 1993 Plan and the 1996 Plan.

                           NETWORK PERIPHERALS INC.

The 1994 Outside Directors Stock Option Plan, as amended (the "1994 Plan"), which provides for the automatic granting of nonqualified stock options to directors of the Company ("Outside Director"), has a total of 150,000 shares reserved for issuance. Pursuant to the 1994 Plan, the Company grants to each new Outside Director an option to purchase 15,000 shares of Common Stock at the time of their appointment and to each Outside Director an additional option to purchase 5,000 shares of Common Stock on the date of each annual meeting of stockholders. The exercise price of the stock options will be the fair market value of the Common Stock on the date of grant, and options vest over a period of four years. At December 31, 1999, options to purchase 50,000 shares of Common Stock were outstanding, 90,000 shares were available for future grant, and 140,000 shares of Common Stock were authorized but unissued under the 1994 Plan.

Stock options generally expire 10 years from the date they are granted.

The following table summarizes stock option activity for all of the Company's stock option plans (in thousands, except per share amounts):

                                                                                 Options         Weighted Average
                                                                               Outstanding        Exercise Price
          -------------------------------------------------------------------------------------------------------
          Balance at December 31, 1996                                            2,830                $13.52
             Granted                                                              1,593                  7.31
             Exercised                                                             (224)                 1.89
             Canceled                                                            (1,602)                11.83
                                                                               ------------
          Balance at December 31, 1997  (312 shares exercisable at a
               weighted average price of $5.31 per share)                         2,597                  5.41
              Granted                                                             1,298                  4.11
              Exercised                                                              (9)                 4.23
              Canceled                                                           (1,087)                 6.17
                                                                               ------------
          Balance at December 31, 1998  (913 shares exercisable at a
               weighted average price of $4.71 per share)                         2,799                  4.52
              Granted                                                               688                 15.62
              Exercised                                                            (457)                 4.14
              Canceled                                                             (230)                 6.70
                                                                               ------------
          Balance at December 31, 1999  (1,177 shares exercisable at a
               weighted average price of $4.72 per share)                         2,800                $ 7.13
                                                                               ============

The Company has elected to continue to follow APB Opinion No. 25 to account for its employee stock options and adopted the disclosure-only requirements of SFAS No. 123. SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method in accordance with SFAS No. 123. The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatilities of 93% in 1999, 82% in 1998, and 77% in 1997; risk-free interest rates of 6.2% in 1999, 4.6% in 1998, and 5.4% in 1997; expected lives of 3.5 years in 1999 and 2.5 years in 1998 and 1997; and no dividend yield for all periods.

Had compensation cost for the Company's employee stock-based plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been as follows (in thousands, except per share amounts):

                                                          Years ended December 31,
                                                    1999             1998          1997
          --------------------------------------------------------------------------------
          Net loss - as reported                $ (14,959)        $ (7,889)     $(22,442)
          Net loss - pro forma                    (18,523)         (11,368)      (28,003)

          Net loss per share:
            Basic and diluted- as reported          (1.19)           (0.64)        (1.85)
            Basic and diluted- pro forma            (1.47)           (0.93)        (2.30)

                           NETWORK PERIPHERALS INC.

The weighted average estimated grant date fair values, as defined by SFAS No. 123, for options granted under the stock option plans during 1999, 1998 and 1997 were $10.25, $1.98, and $3.29, respectively

Due to the broad decline in the market price of the Company's Common Stock during 1997, a substantial amount of stock options granted had exercise prices above the current market price. On July 25, 1997 and subsequently October 31, 1997, the Company offered stock option plan participants the right to replace any remaining unexercised stock options with an equal number of options at an exercise price equal to the closing market price on such dates.

The following table summarizes information about stock options outstanding at December 31, 1999 (in thousands, except per share amounts):

                                             Outstanding                                Exercisable
                       ------------------------------------------------------    -------------------------
                                    Weighted Average          Weighted                      Weighted
      Range of                   Remaining Contractual          Average                      Average
  Exercise Prices       Shares      Life (in years)          Exercise Price      Shares    Exercise Price
  ------------------   ------------------------------------------------------    -------------------------
  $  0.30 - $  3.00       358             8.7               $ 2.64                  143           $ 2.59
     3.88 -    4.94     1,777             7.7                 4.59                  963             4.68
     5.00 -    9.13       131             7.8                 6.73                   44             6.82
    11.63 -   15.00       245             9.1                14.36                   27            13.80
    16.13 -   20.00       168             9.5                17.09                    -                -
    21.50 -   25.00        67             9.8                24.43                    -                -
    33.63 -   37.38        54             9.9                35.40                    -                -
                       ------                                                    ------
                        2,800             8.2                 7.13                1,177             4.72
                       ======                                                    ======

NOTE 7 - INCOME TAXES

The following is a geographical breakdown of consolidated loss before income taxes (in thousands):

                                                                                 Years ended December 31,
                                                                         1999              1998            1997
          ---------------------------------------------------------------------------------------------------------
          Domestic                                                   $(13,898)          $(7,302)         $(21,761)
          Foreign                                                      (1,061)             (587)           (4,207)
                                                                     ----------------------------------------------
                                                                     $(14,959)          $(7,889)         $(25,968)
                                                                     ==============================================

Income tax benefit consists of the following (in thousands):

                                                                            Years ended December 31,
                                                                    1999             1998              1997
          ---------------------------------------------------------------------------------------------------
          Current:
            Federal                                                $   -            $   -          $ 5,815
            State                                                      -                -                -
            Foreign                                                    -                -                -
                                                                   ------------------------------------------
                                                                       -                -            5,815
                                                                   ------------------------------------------
          Deferred:
            Federal                                                    -                -           (1,993)
            State                                                      -                -             (296)
                                                                   ------------------------------------------
                                                                       -                -           (2,289)
                                                                   ------------------------------------------
                                                                   $   -            $   -          $ 3,526
                                                                   ==========================================

                            NETWORK PERIPHERALS INC.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory income tax rate to pre-tax loss as follows:

                                                                                      Years ended December 31,
                                                                             1999               1998               1997
          --------------------------------------------------------------------------------------------------------------
          Federal statutory rate                                             (35.0%)            (35.0%)            (35.0%)
          State tax, net of federal impact                                       -                  -               (6.0)
          Provision for valuation allowance on deferred tax assets            35.0               35.0               22.1
          Nondeductible acquisition costs                                        -                  -                8.6
          Other                                                                  -                  -               (3.3)
                                                                              ------------------------------------------
                                                                                 -                  -              (13.6%)
                                                                              ==========================================

Deferred tax assets consist of the following (in thousands):

                                                                                      December 31,
                                                                                 1999              1998
          -----------------------------------------------------------------------------------------------
          Net operating loss and credit carryforwards                          $ 11,635           $ 3,920
          Reserves and accruals not currently deductible                            987             1,104
          Inventory                                                                 585             1,437
          Other                                                                     618               275
                                                                               --------------------------
              Gross deferred tax assets                                          13,825             6,736
                Valuation allowance                                             (13,825)           (6,736)
                                                                               --------------------------
              Net deferred tax assets                                          $      -           $     -
                                                                               ==========================

Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be realized, such that a full valuation allowance has been recorded.

As of December 31, 1999, the Company has federal net operating loss carryforwards of approximately $25 million, which will expire beginning in 2013. For state tax purposes, the Company has net operating loss carryforwards of approximately $11.5 million, which will expire beginning in 2002.

NOTE 8 - SALE OF ASSETS

In June 1999, the Company sold its research and development facilities located in Hsin Chu, Taiwan, for a total of $1,620,000, of which $900,000 was received in 1999, and the remaining balance of $720,000 is to be received in July 2000. In connection therewith, the Company recorded a gain of $1,055,000, net of payments of broker fees and severance of $216,000.

NOTE 9 - ACQUISITION

Effective April 29, 1997, the Company acquired NetVision Corporation ("NetVision"), a privately held company engaged in the development of very high bandwidth LAN switching and Gigabit Ethernet technologies, at a cost of $6.5 million, including payments to NetVision stockholders, the assumption of certain liabilities, and transaction expenses. This transaction was accounted for using the purchase method, and the purchase price was allocated to the assets acquired liabilities assumed and research and development in process based on the estimated fair market values at the date of acquisition. The research and development in process represented the estimated current fair value of specified technologies which had not reached technological feasibility and had no alternative uses. The results of the operations acquired were included with those of the Company from the date of acquisition.

                           NETWORK PERIPHERALS INC.

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
                                                            ========

The pro forma combined results of operations of the Company and NetVision for the year ended December 31, 1997, as if the acquisition had occurred at the beginning of the year, after giving effect to certain pro forma adjustments, are as follows (in thousands, except per share amount):

     Net sales                                              $ 34,798
                                                            ========

     Net loss                                               $(15,254)
                                                            ========

     Net loss per share - basic and diluted                 $  (1.26)
                                                            ========

The foregoing pro forma results of operations excluded the write-off of acquired research and development in process resulting from the acquisition.


NOTE 10 - RESTRUCTURING

In the third quarter of 1997, the Company announced and began to implement a restructuring plan aimed at reducing costs and restoring profitability to the Company's operations. The restructuring plan was necessitated by decreased demand for the Company's products and the Company's adoption of a new strategic direction. These actions resulted in a net charge of approximately $3.7 million to the consolidated statement of operations in 1997. The restructuring actions principally consisted of termination of approximately 70 sales, marketing, finance and manufacturing employees, closure of certain sales and manufacturing facilities, cancellation of the related leases, and write-off of excess manufacturing equipment and goodwill. The Company completed the restructuring in the second quarter of 1998, and the Company utilized all remaining restructuring reserves during 1998.


NOTE 11 - GEOGRAPHIC INFORMATION

The Company operates in one business segment, which is the design, development, production, marketing and support of high performance networking solutions. Geographic information relating to the Company's net sales and long-lived assets is reported in the tables below.

Net sales based on customers' locations are as follows (in thousands):

                                    Years ended December 31,
                             1999            1998           1997
     -------------------------------------------------------------
     North America         $  5,732        $ 19,695       $ 25,778
     Europe                   1,452           2,990          3,782
     Asia                     3,047           5,900          5,238
                           ---------------------------------------
                           $ 10,231        $ 28,585       $ 34,798
                           =======================================

Sales to Taiwan-based customers accounted for 17% of the Company's net sales in 1999 and 1998. No one foreign country accounted for more than 10% of the Company's net sales in 1997.

                           NETWORK PERIPHERALS INC.

Long-lived assets, which primarily consisted of fixed assets, are reported below based on the location of an asset (in thousands):

                                            December 31,
                                         1999          1998
     --------------------------------------------------------
     North America                     $  3,593      $  2,779
     Europe                                  23            39
     Asia                                 1,728         2,084
                                       ----------------------
                                       $  5,344      $  4,902
                                       ======================

NOTE 12 - CONCENTRATIONS

The Company's proprietary ASICs (Application-Specific Integrated Circuits) are currently manufactured by a single foundry. In the event that this foundry fails to deliver the expected volumes or meet the required quality standard of ASICs, the Company may experience delay in production of its NuWave products and loss of revenues, which could adversely impact the Company's operating results.

The Company has a manufacturing facility located in Taipei, Taiwan, which manufactures the Company's legacy and NuWave products. In January 2000, the Company entered into a strategic partnership with a major turnkey manufacturer. Management believes having dual manufacturing resources will alleviate risks associated with a single source manufacturer.

The following table summarizes the percentage of net sales accounted for by the Company's significant customers with sales of 10% or more:

                                              Years ended December 31,
                                         1999          1998          1997
--------------------------------------------------------------------------
     Customer A                            36%           35%           39%
     Customer B                             -            11%            -


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no reportable information under this item.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors is included under "Election of Directors" in our Proxy Statement for the 2000 Annual Meeting.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation of our Chief Executive officer, and the four other most highly compensated executive officers whose salary and bonus for the year ended December 31, 1999 exceeded $100,000.

                          SUMMARY COMPENSATION TABLE

                                  Annual Compensation             LongTerm
                                  -------------------        Compensation Awards
              Name and                                       Securities Underlying
      Principal Position      Year   Salary      Bonus(1)       Options (1)
      -------------------     ----  --------     --------       -----------
     William F. Rosenberger   1999  $250,000     $ 75,000                 0
       President and CEO      1998  $125,000     $ 50,000 (2)       500,000

     James Sullivan           1999  $246,086 (3)        -            15,000
       VP of Sales            1998  $253,574 (3)        -            60,000
                              1997  $ 80,567 (3)        -           100,000 (4)

     Jerry McDowell           1999  $180,000            -                 -
       VP of Marketing        1998  $ 27,346                        150,000

     Robert Zecha             1999  $152,884     $ 62,500            10,000
       VP of Research &       1998  $167,875            -            20,000
       Development

     Wilson Cheung            1999  $131,669     $ 13,200            95,000 (5)
       VP of Finance and CFO  1998  $ 93,433     $ 23,925 (6)        10,000

     (1) From time to time, the Compensation Committee reviews the performance of the executive officers and may award cash bonuses and/or stock options to officers.
     (2) Bonus paid to Mr. Rosenberger in 1998 was pursuant to "sign-on" provisions in the employment contract.
     (3) Included in salary are commissions of $96,086, $103,574 and $15,664 in 1999, 1998 and 1997, respectively.
     (4) Option to purchase 50,000 shares was issued on October 31, 1997, replacing option to purchase 50,000 shares granted on July 7, 1997.
     (5) Option to purchase 65,000 shares in 1999 was based on Mr. Cheung's appointment to executive office.
     (6) Bonus paid to Mr. Cheung in 1998 was based on performance prior to him being appointed to executive office.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under "Share Ownership by Principal Stockholders and Management" and "Election of Directors" in our Proxy Statement for the 2000 Annual Meeting.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under "Compensation Committee Interlocks and Insider Participation Decisions" in our Proxy Statement for the 2000 Annual Meeting.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The information required by subsections (a)1 and (a)2 of this item are included in the response to Item 8 of Part II of this Annual Report on Form 10-K.


(a)    Exhibits
       --------
        3.1(1)       Amended and Restated Certificate of Incorporation.
        3.2(1)       By-Laws.
        4.1(1)       Fourth Amended and Restated Investor Rights Agreement dated
                     July 15, 1993.
       10.1(1)       Form of Indemnity Agreement for directors and officers.
       10.2(1)       Amended and Restated 1993 Stock Option Plan and forms of
                     agreement thereunder.
       10.4(1)       1994 Outside Directors Stock Option Plan and form of
                     agreement thereunder.
       10.9(1)       Facilities Lease dated August 8, 1991 with John Arrillaga,
                     Trustee, or his Trustee, or his Successor Trustee UTA dated
                     7/20/77, as amended, and Richard T. Peery, Trustee, or his
                     Successor Trustee UTA dated 7/20/77, as amended.
       10.12(1)(2)   OEM Purchase Agreement with Network General Corporation
                     dated March 4, 1991.
       10.14(3)      Amendment No. 1, dated June 1, 1994, to Facilities Lease
                     with John Arrillaga, Trustee, or his Successor Trustee UTA dated 7/20/77, as amended, and Richard T. Peery, Trustee, or his Successor Trustee UTA dated 7/20/77, as amended.
       10.18(4)      Purchase Agreement among Network Peripherals Inc., Network
                     Peripherals, Ltd., NuCom Systems, Inc., and the shareholders of NuCom, dated January 31, 1996.
       10.22 (5)     Line of Credit Agreement with Sumitomo Bank dated October 2,
                     1996.
       10.23 (5)     Agreement with Glenn Penisten dated May 15, 1996.
       10.26 (7)     Purchase Agreement among Network Peripherals Inc., NetVision
                     Corporation, and the shareholders of NetVision , dated April
                     29, 1997.
       10.28 (6)     Amended 1994 Outside Directors Option Plan.
       10.29 (8)(10) Development and Purchase Agreement with Sun Microsystems,
                     Inc., dated February 25, 1994.
       10.30 (8)(10) Corporate Supply Agreement with Sun Microsystems, Inc., dated March 31, 1997.
       10.31 (9)     Modification Agreement, dated August 29, 1997, to amend
                     certain terms of the Line of Credit Agreement with Sumitomo
                     Bank of California.
       10.32 (9)     Second Modification Agreement, dated November 17, 1997, to amend certain terms of the Line of Credit Agreement with
                     Sumitomo Bank of California.
       10.33 (9)     Amended and Restated Salary Continuation Agreement with
                     Pauline Lo Alker dated October 31, 1997.
       10.35 (9)     Salary Continuation Agreement with Glenn Penisten dated
                     October 31, 1997.
       10.37 (9)     Salary Continuation Agreement with James Sullivan dated
                     October 31, 1997.
       10.39 (10)    Amended 1997 Stock Plan.
       10.40 (10)    Third Modification Agreement, dated August 18, 1998, to
                     amend certain terms of the Line of Credit Agreement with
                     Sumitomo Bank of California.
       10.41 (10)    Employment Agreement with William Rosenberger dated June 11,
                     1998, and subsequent amendment dated October 19, 1998.
       10.42 (10)    Salary Continuation Agreement with Jerry McDowell dated
                     October 19, 1998.
       10.43 (10)    Salary Continuation Agreement with Wilson Cheung dated
                     January 13, 1999.
       10.44 (10)    Salary Continuation Agreement with Robert Zecha dated
                     January 13, 1999.
       10.45 (11)    Agreement for Purchase and Sale of Assets dated June 14,
                     1999.
       10.46 (12)    Lease Agreement dated August 31, 1999.
       10.47         Salary Continuation Agreement with Joseph Botta dated June
                     21, 1999.
       10.48         Agreements with California Bank & Trust (formerly Sumitomo
                     Bank of California), dated July 30, 1999 and October 29,
                     1999, to amend certain terms of the Line of Credit
                     Agreement.
       10.49         1999 Stock Plan.
       21 (10)       Subsidiaries of the Registrant.
       23.3          Consent of Independent Accountants.
       27            Financial Data Schedule.

(b)    Reports on Form 8-K
       -------------------
       None

       (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-78350).
       (2)   Confidential treatment has been granted as to part of this Exhibit.
       (3) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994 (File No. 0-23970).
       (4) Incorporated by reference to the Registrant's report on Form 8-K filed on March 31, 1996 (File No. 0-23970).
       (5) Incorporated by reference to the corresponding exhibit in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-23970).
       (6) Incorporated by reference to the corresponding exhibit in the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-23970).
       (7) Incorporated by reference to the Registrant's report on Form 8-K filed on May 14, 1997 (File No. 0-23970).
       (8) The Registrant has filed portions of these agreements separately with the Commission and has requested that those portions be afforded confidential treatment.
       (9) Filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997
       (10) Filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998
       (11) Incorporated by reference to the corresponding exhibit in the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
       (12) Incorporated by reference to the corresponding exhibit in the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 27, 2000.

                                    NETWORK PERIPHERALS INC.


                                    By: \s\ WILSON CHEUNG
                                       -----------------------------
                                       Wilson Cheung
                                       Vice President of Finance and
                                       Chief Financial Officer
                                       (Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on January 27, 2000.



               Signature                                  Title

               /s/ William Rosenberger
               _________________________                  President, Chief Executive Officer and
               William Rosenberger                            Director (Principal Executive Officer)

               /s/ Wilson Cheung
               _________________________                  Vice President of Finance and
               Wilson Cheung                                  Chief Financial Officer
                                                              (Principal Financial and
                                                              Accounting Officer)
               /s/ Glenn Penisten
               __________________________                 Chairman of the Board
               Glenn Penisten

               /s/ Charles Hart
               _________________________                  Director
               Charles Hart

               /s/ Michael Gardner
               __________________________                 Director
               Michael Gardner

               /s/ Steve Bell
               _________________________                  Director
               Steve Bell

                            NETWORK PERIPHERALS INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

SCHEDULE II


                                                                         Additions
                                                               -----------------------------
                                                   Balance at    Charged to      Charged to                 Balance at
                                                   Beginning     Costs and         Other                       End
                                                    of Year       Expenses        Accounts     Deductions    of Year
----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997
    Allowance for doubtful accounts                    $  209       $   400           $  -     $  (311)      $  298
    Allowance for sales returns and other credits         945         2,841              -      (2,900)         886
                                                    ------------------------------------------------------------------
      Total allowances for doubtful accounts and
       sales returns                                    1,154         3,241              -      (3,211)       1,184

Year ended December 31, 1998
    Allowance for doubtful accounts                       298             -              -        (215)          83
    Allowance for sales returns and other credits         886            82              -        (528)         440
                                                    ------------------------------------------------------------------
      Total allowances for doubtful accounts and
       sales returns                                    1,184            82              -        (743)         523

Year ended December 31, 1999
    Allowance for doubtful accounts                        83            47              -         (71)          59
    Allowance for sales returns and other credits         440             -              -        (135)         305
                                                    ------------------------------------------------------------------
      Total allowances for doubtful accounts and
       sales returns                                   $  523       $    47          $   -     $  (206)      $  364
                                                    ==================================================================