Form 10-Q
period 2000-03-31
NETWORK PERIPHERALS INC
filed 2000-05-10
CIK 922521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                                  Yes X No ____

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of May 5, 2000 was 15,470,922.

                                       NETWORK PERIPHERALS INC.

                                               FORM 10-Q

                                           TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION

                                                                                                 Page
Item 1.    Financial Statements (unaudited):

           Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                  3

           Consolidated Statements of Operations for the Three Months Ended
              March 31, 2000 and 1999                                                              4

           Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2000 and 1999                                                              5

           Notes to Consolidated Financial Statements                                              6-8

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                9-19

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                              19


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                        20

           Signatures                                                                              21

                                                   2

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           NETWORK PERIPHERALS INC.
                                    CONSOLIDATED BALANCE SHEETS - UNAUDITED
                                       (in thousands, except share data)

                                                                               March 31,         December 31,
                                                                                 2000                1999
                                                                           ----------------    ---------------

ASSETS
Current assets:
     Cash and cash equivalents                                                 $ 169,068         $  4,730
     Short-term investments                                                          972            4,985
     Accounts receivable, net of allowance for doubtful accounts
        and returns of $317 and $364                                               2,689              428
     Receivable from sale of assets                                                  720              720
     Inventories                                                                   3,643            3,830
     Prepaid expenses and other current assets                                       648              815
                                                                           ----------------    ---------------
              Total current assets                                               177,740           15,508
Property and equipment, net                                                        5,424            4,984
Other assets                                                                         270              360
                                                                           ----------------    ---------------
                                                                               $ 183,434         $ 20,852
                                                                           ================    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $   1,410         $  1,534
     Accrued liabilities                                                           1,765            1,409
                                                                           ----------------    ---------------
              Total current liabilities                                            3,175            2,943
                                                                           ----------------    ---------------

Stockholders' equity:
     Preferred Stock, $0.001 par value, 2,000,000 shares authorized;
        no shares issued or outstanding                                                -                -
     Common Stock, $0.001 par value, 20,000,000 shares authorized;
        15,804,000 and 12,749,000 shares issued and outstanding                       16               13
     Additional paid-in capital                                                  232,201           65,955
     Accumulated deficit                                                         (51,942)         (48,059)
     Unrealized loss on investments                                                  (16)               -
                                                                           ----------------    ---------------
              Total stockholders' equity                                         180,259           17,909
                                                                           ----------------    ---------------
                                                                               $ 183,434         $ 20,852
                                                                           ================    ===============



           The accompanying notes are an integral part of these consolidated financial statements.

                                                      3

                                       NETWORK PERIPHERALS INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                (in thousands, except per share data)

                                                                          Three Months Ended
                                                                              March 31,
                                                                 -----------------------------------
                                                                       2000               1999
                                                                 ----------------    ---------------
      Net sales                                                      $ 3,305            $ 3,783
      Cost of sales                                                    2,518              3,118
                                                                 ----------------    ---------------
           Gross profit                                                  787                665
                                                                 ----------------    ---------------
      Operating expenses:
        Research and development                                       2,414              1,392
        Marketing and selling                                          1,997              1,331
        General and administrative                                     1,038                775
                                                                 ----------------    ---------------
           Total operating expenses                                    5,449              3,498
                                                                 ----------------    ---------------
      Loss from operations                                            (4,662)            (2,833)
      Interest income                                                    779                267
                                                                 ----------------    ---------------
      Loss before income taxes                                        (3,883)            (2,566)
      Income taxes                                                         -                  -
                                                                 ----------------    ---------------
      Net loss                                                       $(3,883)           $(2,566)
                                                                 ================    ===============


      Net loss per share:
          Basic and diluted                                          $ (0.28)           $ (0.21)
                                                                 ================    ===============

      Weighted average common shares:
          Basic and diluted                                           13,682             12,311
                                                                 ================    ===============


       The accompanying notes are an integral part of these consolidated financial statements.

                                                  4

                                           NETWORK PERIPHERALS INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                                (in thousands)

                                                                                   Three Months Ended
                                                                                       March 31,
                                                                          -----------------------------------
                                                                                2000                1999
                                                                          ----------------    ---------------
Cash flows from operating activities:
   Net loss                                                                 $   (3,883)          $ (2,566)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                 541                441
     Changes in assets and liabilities:
       Accounts receivable                                                      (2,261)               950
       Inventories                                                                 187               (817)
       Prepaid expenses and other assets                                           247                  6
       Accounts payable                                                           (124)               (39)
       Accrued liabilities                                                         356               (433)
                                                                          ----------------    ---------------
           Net cash used in operating activities                                (4,937)            (2,458)
                                                                          ----------------    ---------------

Cash flows from investing activities:
   Proceeds from sales or maturity of short-term investments                     3,997              2,214
   Purchases of property and equipment                                            (971)              (242)
                                                                          ----------------    ---------------
           Net cash provided by investing activities                             3,026              1,972
                                                                          ----------------    ---------------

Cash flows from financing activities:
   Proceeds from issuance of Common Stock, net of offering costs               166,249                249
                                                                          ----------------    ---------------
           Net cash provided by financing activities                           166,249                249
                                                                          ----------------    ---------------

Net increase (decrease) in cash and cash equivalents                           164,338               (237)
Cash and cash equivalents, beginning of period                                   4,730              5,537
                                                                          ----------------    ---------------

Cash and cash equivalents, end of period                                    $  169,068           $  5,300
                                                                          ================    ===============


           The accompanying notes are an integral part of these consolidated financial statements.

                                                      5

                            NETWORK PERIPHERALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of Network Peripherals Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of March 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

         Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or for any other future period.

2.       NET LOSS PER SHARE

         Basic earnings per share are computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method. For the three months ended March 31, 2000 and 1999, the Company incurred net losses, such that the inclusion of potential common shares would result in an antidilutive per share amount. Accordingly, no adjustment is made to the basic net loss per share to arrive at the diluted net loss per share.

3.       CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (in thousands)
                                                                                                   December 31,
                                                                  March 31, 2000                       1999
                                                    ----------------------------------------       -------------
                                                                   Unrealized
                                                      Amortized      Holding     Fair Market       Fair Market
                                                         Cost        Losses         Value             Value
                                                    ----------------------------------------       -------------
        Cash and cash equivalents:
          Cash and money market funds                 $  87,154       $  -         $ 87,154          $ 2,442
          Corporate debt securities                      81,692        (13)          81,679            2,288
          U.S. government agencies' securities              235          -              235                -
                                                    ----------------------------------------       -------------
                                                        169,081        (13)         169,068            4,730
                                                    ----------------------------------------       -------------
        Short-term investments:
          Corporate debt securities                         975         (3)             972            4,985
                                                    ----------------------------------------       -------------
                                                            975         (3)             972            4,985
                                                    ----------------------------------------       -------------
               Total                                  $ 170,056       $(16)        $170,040          $ 9,715
                                                    ========================================       =============

         The amortized cost at December 31, 1999 approximated fair market value.

                                         NETWORK PERIPHERALS INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       BALANCE SHEET COMPONENTS (in thousands)

                                                                        March 31,         December 31,
                                                                          2000                1999
                                                                    ----------------    ----------------
        Inventories:
             Raw materials                                              $ 2,051             $ 2,285
             Work-in-process                                                910                 401
             Finished goods                                                 682               1,144
                                                                    ----------------    ----------------
                                                                        $ 3,643             $ 3,830
                                                                    ================    ================

        Property and equipment:
             Computers and equipment                                    $ 9,053             $ 8,106
             Furniture and fixtures                                         771                 750
             Leasehold improvements                                         531                 528
                                                                    ----------------    ----------------
                                                                         10,355               9,384
             Accumulated depreciation                                    (4,931)             (4,400)
                                                                    ----------------    ----------------
                                                                        $ 5,424             $ 4,984
                                                                    ================    ================

        Accrued liabilities:
             Salaries and benefits                                      $   612             $   592
             Warranty                                                       376                 375
             Research and development expenses                              349                   -
             Co-op advertising and market development funds                 275                 250
             Other                                                          153                 192
                                                                    ----------------    ----------------
                                                                        $ 1,765             $ 1,409
                                                                    ================    ================

5.       FOLLOW-ON PUBLIC OFFERING

         In March 2000, the Company completed a follow-on public offering of 2,875,000 shares of its Common Stock at a price of $60.875 per share, resulting in net proceeds to the Company of approximately $165 million, after deducting offering costs.

6.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during its year ending December 31, 2001. To date, the Company has not engaged in derivative or hedging activities. The Company is unable to predict the impact of adopting SFAS No. 133 if the Company was to engage in derivative and hedging activity in the future.

         In December 1999, the Securities and Exchange Commissions issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the adoption of SAB No. 101 to have a material effect on its results of operations.

                            NETWORK PERIPHERALS INC.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes that the adoption of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The future events described in such statements involve risks and uncertainties, including:

o  the timely development and market acceptance of our new products;
o the market demand by customers for our existing products, including demand by OEM customers for custom products;
o competitive actions, including pricing actions and the introduction of new competitive products, that may affect the volume of sales of our products;
o uninterrupted supply of key components, including semiconductor devices and other materials, some of which may be sourced from a single supplier;
o  uninterrupted service by contract manufacturers;
o our ability to recruit, train and retain key personnel, including engineers and other technical professionals;
o the development of new technologies rendering our existing technologies and products obsolete;
o  the economies of countries where our products are distributed; and
o  general market conditions.

In evaluating these forward-looking statements, consideration should also be given to the Business Risks discussed in a subsequent section of this interim report.

OVERVIEW

We were incorporated in California in March 1989 and were reincorporated in Delaware in 1994. Our initial business focus was on networking products based on fiber distributed data interface, or FDDI, technology, and we obtained a significant share of the market for FDDI adapter products in the early 1990s. Because the market for FDDI-based products declined significantly beginning in 1995, we developed a new line of Layer 2 Fast Ethernet switching products that we first shipped in early 1996. By 1998, the market for our FDDI-based products and our Layer 2 Fast Ethernet products (together, our "legacy products") declined substantially, and we committed nearly all of our resources to the development of a new line of Layer 3 Gigabit Ethernet switches (collectively "NuWave products") founded on our NuWaveArchitecture, which combines our advanced design and our proprietary application specific integrated circuits, or ASICs. Accordingly, a substantial portion of our operating expenses has been incurred for the design and development of our custom ASICs, the development of network management software and the testing of prototype designs. We commenced limited commercial shipments of our first NuWave product in December 1999 and volume shipments of all NuWave products during the first quarter of 2000. We anticipate that substantially all of our revenues in future periods will be derived from sales of NuWave products and that sales of our legacy products will decline to immaterial levels by the end of 2000.

In 2000, we intend to focus our sales and marketing efforts on developing and expanding our OEM customer base for our NuWave products, and to a lesser extent, to continue servicing existing reseller customers while seeking new opportunities in the reseller channel. Therefore, we expect to derive the majority of our revenue in 2000 from our OEM customers. During the first quarter of 2000, sales to OEM customers accounted for 55% of total net sales while 45% of net sales were made to the reseller channel.

Cost of revenue is comprised principally of payments to our materials suppliers and contract manufacturers, final assembly costs, costs associated with manufacturing and quality functions, inventory management costs and certain other product costs. We expect our gross profit to be affected by many factors, including:

     o   declines in the average selling price of our products;
     o   fluctuations in demand for our products;
     o   the volume of products sold;

     o   the mix of products sold;
     o   the mix of sales channels through which our products are sold; and
     o   new product introductions both by us and our competitors.

Generally, we realize higher margins on sales to the reseller channel than on sales to OEMs. Any change in the mix between the channels or the loss of a major customer could adversely affect our gross margin, operating results and financial condition. We experienced significant erosion in the average selling prices of our legacy products, and we anticipate that the average selling prices of our NuWave products will decrease from their levels at introduction and fluctuate in the future. Therefore, to maintain or increase our gross margins, we must develop and introduce new products and enhancements on a timely basis. We must also continually reduce our costs of production. As our average selling prices decline, we must increase our unit sales volume to maintain or increase our revenue.

We intend to allocate materials procurement, product assembly and test engineering in reliability and burn-in between our own manufacturing facility and Solectron, our contract manufacturer, to obtain optimal production efficiencies. We will continue to perform component and supplier qualification, quality assurance and document control at our facilities. We believe that this strategy will enable us to improve gross margins if volumes increase.

In transitioning from our legacy business to our NuWave business, we have incurred significant losses in the past three years primarily reflecting declining revenues of legacy products in conjunction with substantial investments in research and development to bring NuWave products to market. Although we expect revenues to increase to the extent that we broaden the customer base for our NuWave family of products in 2000, we cannot assure you that such revenues will exceed production costs and operating expenses in the same periods.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended March 31, 2000 (the "quarter") were $3.3 million, compared to $3.8 million for the three months ended March 31, 1999 (the "comparable quarter"). The decrease in net sales reflected the winding down of the legacy business throughout 1999, as demand for such products experienced rapid decline, offset by the ramp up of the NuWave business, which commenced shipment in the final weeks of 1999. The quarter ended March 31, 2000 was the first quarter in which NuWave products were produced and shipped in mass volume. Net sales to OEMs were $1.8 million for the quarter, decreased from $2.0 million for the comparable quarter. Net sales to the reseller channel, which followed a similar trend, decreased to $1.5 million for the quarter from $1.8 million for the comparable quarter. Geographically, net sales to North America customers increased to $2.2 million for the quarter from $1.9 million for the comparable quarter, while net sales to international customers decreased to $1.1 million for the quarter from $1.9 million for the comparable quarter. The fluctuations in the sales channels and the geographical regions reflected changes in our customer base as a result of our migration away from our legacy business to our next generation NuWave business. As we are only in the early stage of the NuWave business, we expect such fluctuations to continue for several more quarters.

Gross Profit/Margin

Gross margin was 24% for the quarter, compared to 18% for the comparable quarter. The improvement of gross margin was the result of commercial shipments of higher-margin NuWave products in the first quarter of 2000. In addition, gross margin for the comparable quarter was exceptionally low as the decline in production volume of legacy products resulted in under-utilization of our manufacturing facilities.

Research and Development

Research and development expenses were $2.4 million for the quarter, compared to $1.4 million for the comparable quarter. The increase in research and development expenses was primarily due to the hiring of additional engineers and increased spending in professional fees and prototype expenses related to enhancing existing products based on the NuWaveArchitecture, reducing costs and developing new products and technologies. We believe that continued investment in research and development activities is essential to achieve our strategic objectives, and we expect research and development expenses to increase in the future.

Marketing and Selling

Marketing and selling expenses were $2.0 million for the quarter, compared to $1.3 million for the comparable quarter. The increase in marketing and selling expenses was due to increased spending in advertising and other marketing activities in conjunction with the launch of NuWave business. We expect marketing and selling expenses to increase during the remainder of 2000, as we intend to intensify sales and marketing campaigns and expand our field sales and technical support staff to penetrate the reseller market and seek additional OEM customers.

General and Administrative

General and administrative expenses were $1.0 million for the quarter, compared to $775,000 for the comparable quarter. The increase in general and administrative expenses was primarily attributed to increased professional fees incurred for investor relations and information technology related services. We expect to have a moderate increase in general and administrative expenses during the remainder of 2000, as we strengthen our finance and information system infrastructure in anticipation of growth in businesses.

Interest Income

Interest income was $779,000 for the quarter and $267,000 for the comparable quarter. The increase in return on investments was primarily due to an increase in the aggregate balance of cash, cash equivalents and short-term investments, of which approximately $165 million was received in March 2000 from our follow-on public offering.

Income Taxes

The Company did not record a tax benefit associated with the net loss incurred, as the realization of deferred tax assets is deemed uncertain based on evidence currently available. Accordingly, a full valuation allowance has been provided.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 during the year ending December 31, 2001. To date, we have not engaged in derivative or hedging activities. We are unable to predict the impact of adopting SFAS No. 133 if we were to engage in derivative and hedging activity in the future.

In  December  1999,  the  Securities  and  Exchange   Commissions  issued  Staff
Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We do not expect the adoption of SAB No. 101 to have a material effect on our results of operations.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. We believes that the adoption of FIN No. 44 will not have a material effect on our financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The aggregate balance of cash, cash equivalents and short-term investments was $170.0 million at March 31, 2000, compared to $9.7 million at December 31, 1999. The increase of $160.3 million was primarily due to the net proceeds of $165 million received from our follow-on public offering of 2,875,000 shares of common stock completed in March 2000, partially offset by cash used to finance operations and capital expenditures.

Net cash used in operating activities was $4.9 million for the quarter, compared to $2.5 million for the comparable quarter. The increase in net cash used in operating activities was primarily attributed to increases in net loss and accounts receivable. We expect negative cash flows from operations to continue until we realize net income. Our capital expenditures totaled $971,000 for the quarter and $242,000 for the comparable quarter, primarily related to purchases of test equipment and related software for research and development activities. We expect to incur capital expenditures of over $2 million in 2000, including leasehold improvements for our new research and development facilities described below.

In March 2000, we entered into a lease agreement for a 24,000 square feet facility in Long Island, New York, replacing the existing research and development facilities. The lease agreement, which has a seven-year term, requires payments of approximately $430,000 in total, including base rent and utilities, in its first year and a 4% annual increase thereafter. We expect to relocate to this new facility within the next three months, and at such time the current lease will be terminated without penalty.

Subsequent to March 31, 2000, we announced our intention to repurchase up to 1 million shares of our common stock. The repurchase may take up to one year to complete, and we expect to use our capital resources in such repurchase.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments that are expected to be used for general corporate purposes, including expansion of operations and capital expenditures. We may also use these capital resources to acquire or invest in businesses, technologies, products or services that are complementary to our business. From time to time we have discussed potential strategic acquisitions and investments with third parties. We currently have no agreements or commitments regarding any acquisitions or investments. In addition to our cash, cash equivalents and short-term investments, we also have a $5 million revolving bank line of credit, which expires on May 31, 2000 and is renewable on an annual basis. Borrowings under the line of credit bear interest at the lower of the bank's prime rate or the London Interbank Offered Rate plus 2.5% and are secured by our receivables, inventory, and other tangible assets. There were no borrowings under the line of credit as of March 31, 2000.

We believe that our current balance of cash, cash equivalents, and short-term investments will be sufficient to satisfy our working capital and capital expenditure requirements for the next 12 months.

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

We have experienced net losses in each of the last four fiscal years, and we cannot be certain that we will realize sufficient revenue to achieve profitability. We expect that we will continue to incur significant sales and marketing and product development costs associated with the recent introduction of the Gigabit Ethernet products based on our NuWaveArchitecture. Consequently, we will need to generate significantly higher revenue to achieve and sustain profitability. If sales of our NuWaveArchitecture products do not meet our expectations, we will continue to experience losses indefinitely. In addition, we have discontinued production of the Layer 2 Fast Ethernet and FDDI products that accounted for our historical revenues. We intend to complete end-of-life sales of these products in the first half of 2000. We cannot assure you that we will be able to sell all inventories relating to these products. If we are required to write-off any unsold inventory, our operating results could be adversely affected.

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

Our periodic revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

     o   market acceptance of and demand for our NuWaveArchitecture products;
     o   decreased average selling prices of our products;
     o unexpected product returns or the cancellation or rescheduling of significant orders;
     o our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions;
     o   announcements and new product introductions by our competitors;
     o   our ability to achieve cost reductions;
     o our ability to obtain sufficient supplies of components for our products for which we rely on sole or limited source suppliers;
     o   increased prices of the components we purchase;
     o our ability to attain and maintain production volumes and quality levels for our products;

     o the mix of products sold and the mix of distribution channels through which they are sold; and
     o costs relating to possible acquisitions and integration of technologies or businesses.

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

Although we have secured a limited number of OEM customers for our NuWaveArchitecture products, nearly all of these customers are still at the early stages of initial commercial shipments. If our OEM customers are unable to or otherwise do not ship systems that are based on our products, or if their shipped systems are not commercially successful, our business, operating results or financial condition could suffer. In order to support for our indirect distribution channels, we plan to expand our field sales and support staff. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenue generated or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively establish our distribution channels or manage the expansion of our sales and support staff could limit our ability to grow and increase revenue.

Our market is subject to rapid  technological  change,  and we must  continually
introduce  new  products  that  achieve  broad  market   acceptance  to  compete
effectively.

The LAN equipment market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not address these changes by regularly introducing new products, our product line will become obsolete. Developments in routers and routing software could also significantly reduce demand for our products. Alternative technologies could achieve widespread market acceptance and displace the Ethernet technology on which our product lines and architecture are based. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or devices will not supplant our approach.

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

While we expect that our financial performance in any given period will depend on orders from a small number of OEMs, resellers and other significant customers, we do not have contracts with customers binding them to minimum purchase quantities, except as set forth in a particular purchase orders. For example:

     o our customers can stop purchasing, and our OEMs and resellers can stop marketing our products, at any time;
     o   our reseller  agreements  generally  are not  exclusive and are for one year terms, with no obligation of the resellers to renew the agreements; and
     o our OEM and reseller agreements provide for discounts based on expected or actual volumes of products purchased or resold by the reseller in a given period.

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

We currently purchase several key components used in the manufacture of our products from single or limited sources and depend upon supply from these sources to meet our needs. We may encounter shortages and delays in obtaining components in the future that materially adversely affect our ability to meet customer orders. In particular, NEC Corporation is the sole manufacturer of the ASICs that form the core of our NuWaveArchitecture products. We do not have a long-term supply contract with NEC that obligates them to continue to supply components to us, and it is possible that they could allocate their resources to their other customers in the future, which could materially disrupt our ability to manufacture our products and meet customer demands. Qualifying an alternative manufacturer of our ASICs would be time consuming, costly and disruptive. In addition, we acquire certain microprocessors and other integrated circuits as well as a custom designed power supply from sole source suppliers. While we believe we could qualify alternative suppliers for these products, any delays caused by supply disruptions could result in increased component prices that could adversely affect our gross margins. We also use certain components including memory components and printed circuit boards that we acquire from limited sources that create risks similar to those created by our sole source supply arrangements.

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

We have augmented our manufacturing capacity by entering into an agreement with Solectron Corporation, a contract manufacturer, to manufacture a portion of our product requirements. As a result of entering into this agreement we may experience, among others, the following problems, any of which could materially adversely affect our business and operating results:

     o   delays in product shipments;
     o   reduced control over quality and quantity of products; and
     o interruption in the supply of products caused by, among other factors, the loss of a contract manufacturer.

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

We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. Competition for these personnel is intense, and we have had difficulty of hiring employees, particularly software engineers, in the timeframe we desire. There can be no assurance that we will be successful in attracting and retaining the personnel we require. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any such claims, regardless of the merits of such claims.

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

We currently have a small customer service and support organization and will need to increase our staff to support new customers and the expanding needs of existing customers. The design and installation of networking products can be complex. Accordingly, we need highly trained customer service and support personnel. Hiring customer service and support personnel is very competitive in our industry due to the limited number of people available with the necessary technical skills and understanding of our products.

Our ability to increase our revenue depends on successfully expanding our international sales.

Our ability to grow will depend in part on our ability to increase sales of our NuWaveArchitecture products to international customers, particularly in Asia. We anticipate that sales to international customers will constitute a significant portion of our future sales. There are a number of risks arising from our international business, including:

     o   longer accounts receivable collection cycles;
     o   difficulties in managing operations across disparate geographic areas;
     o difficulties associated with enforcing agreements under foreign legal systems;
     o   import or export licensing requirements;
     o   potential adverse tax consequences; and
     o   unexpected changes in regulatory requirements.

Our international sales are denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.

We may engage in future acquisitions that dilute the ownership interests of our stockholders, cause us to incur debt and assume contingent liabilities.

As part of our business strategy, we expect to review acquisition prospects that would complement our current product offerings, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. While we have no current agreements or negotiations underway with respect to any material acquisitions, we may acquire businesses, products or technologies in the future. In the event of any future acquisitions, we could:

     o issue equity securities which would dilute stockholders' percentage ownership;
     o   incur substantial debt; or
     o   assume contingent liabilities.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in financial market risk as originally discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits        Description of Document

         3.1 (1)         Amended and Restated Certificate of Incorporation.
         3.2 (1)         By-Laws.
         10.50           Amended Employment Agreement with William Rosenberger.
         10.51           Lease Agreement with Fortunato Development dated  March
                         30, 2000.
         27              Financial Data Schedule.

                    (1) Incorporated by reference to the corresponding exhibit in the Registrant's Registration Statement on Form S-1.

    (b)  Reports on Form 8-K

         None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NETWORK PERIPHERALS INC.


Date:  May 10, 2000                         By:    \s\   Wilson Cheung
                                                   -------------------
                                                   Wilson Cheung
                                                   Vice President of Finance and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)