Form 10-Q
period 2000-06-30
NETWORK PERIPHERALS INC
filed 2000-08-11
CIK 922521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                  Yes X No ____

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of August 8, 2000 was 14,682,687.

                            NETWORK PERIPHERALS INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

                                                                                                 Page
                                                                                                 ----
Item 1.    Financial Statements (unaudited):

           Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                   3

           Consolidated Statements of Operations for Three and Six Months Ended
              June 30, 2000 and 1999                                                               4

           Consolidated Statements of Cash Flows for Three and Six Months Ended
              June 30, 2000 and 1999                                                               5

           Notes to Consolidated Financial Statements                                              6-8

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                9-20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                              20


PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders                                     21

Item 6.    Exhibits and Reports on Form 8-K                                                        21

           Signatures                                                                              22


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                                      NETWORK PERIPHERALS INC.
                                               CONSOLIDATED BALANCE SHEETS - UNAUDITED
                                                  (in thousands, except share data)




                                                                                                       June 30,         December 31,
                                                                                                         2000                1999
                                                                                                      ---------           ---------
ASSETS

Current assets:
     Cash and cash equivalents                                                                        $  80,308           $   4,730
     Short-term investments                                                                              64,185               4,985
     Accounts receivable, net of allowance for doubtful accounts
        and returns of $500 and $364                                                                        730                 428
     Receivable from sale of assets                                                                         720                 720
     Inventories                                                                                          6,856               3,830
     Prepaid expenses and other current assets                                                            1,029                 815
                                                                                                      ---------           ---------
              Total current assets                                                                      153,828              15,508
Property and equipment, net                                                                               5,461               4,984
Other assets                                                                                                277                 360
                                                                                                      ---------           ---------
                                                                                                      $ 159,566           $  20,852
                                                                                                      =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                                 $   3,031           $   1,534
     Accrued liabilities                                                                                  1,743               1,409
                                                                                                      ---------           ---------
              Total current liabilities                                                                   4,774               2,943
                                                                                                      ---------           ---------

Stockholders' equity:
     Preferred  stock,  $0.001 par value,  2,000,000 shares  authorized;
        no shares issued or outstanding                                                                    --                  --
     Common stock, $0.001 par value, 60,000,000 shares authorized;
        14,989,000 and 12,749,000 shares issued and outstanding                                              16                  13
     Additional paid-in capital                                                                         232,725              65,955
     Accumulated deficit                                                                                (56,887)            (48,059)
     Unrealized loss on investments                                                                         (64)               --
                                                                                                      ---------           ---------
                                                                                                        175,790              17,909
     Treasury stock, 951,000 shares of common stock, at cost                                            (20,998)               --
                                                                                                      ---------           ---------
              Total stockholders' equity                                                                154,792              17,909
                                                                                                      ---------           ---------
                                                                                                      $ 159,566           $  20,852
                                                                                                      =========           =========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                                                      NETWORK PERIPHERALS INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                                (in thousands, except per share data)

                                                                    Three Months Ended                      Six Months Ended
                                                                          June 30,                               June 30,
                                                               ----------------------------            ----------------------------
                                                                 2000                1999                2000                1999
                                                               --------            --------            --------            --------
Net sales                                                      $    339            $  3,393            $  3,644            $  7,176
Cost of sales                                                     1,483               2,954               4,001               6,072
                                                               --------            --------            --------            --------
     Gross profit (loss)                                         (1,144)                439                (357)              1,104
                                                               --------            --------            --------            --------
Operating expenses:
     Research and development                                     2,675               1,938               5,089               3,330
     Marketing and selling                                        2,592               1,575               4,589               2,906
     General and administrative                                     993                 879               2,031               1,654
     Gain on sale of assets                                        --                (1,055)               --                (1,055)
                                                               --------            --------            --------            --------
         Total operating expenses                                 6,260               3,337              11,709               6,835
                                                               --------            --------            --------            --------
Loss from operations                                             (7,404)             (2,898)            (12,066)             (5,731)
Interest income                                                   2,459                 252               3,238                 519
                                                               --------            --------            --------            --------
Loss before income taxes                                         (4,945)             (2,646)             (8,828)             (5,212)
Income taxes                                                       --                  --                  --                  --
                                                               --------            --------            --------            --------
Net loss                                                       $ (4,945)           $ (2,646)           $ (8,828)           $ (5,212)
                                                               ========            ========            ========            ========


Net loss per share:
    Basic and diluted                                          $  (0.32)           $  (0.21)           $  (0.61)           $  (0.42)
                                                               ========            ========            ========            ========

Weighted average common shares:

    Basic and diluted                                            15,227              12,620              14,454              12,466
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

                                                      NETWORK PERIPHERALS INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                          Increase (Decrease) in Cash and Cash Equivalents
                                                           (in thousands)

                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                    --------------------------------
                                                                                                      2000                  1999
                                                                                                    ---------             ---------
Cash flows from operating activities:
  Net loss                                                                                          $  (8,828)            $  (5,212)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                                      1,139                   901
     Gain on sale of assets                                                                              --                  (1,055)
     Changes in assets and liabilities:
       Accounts receivable                                                                               (302)                  993
       Inventories                                                                                     (3,026)                  169
       Prepaid expenses and other assets                                                                 (131)                  133
       Accounts payable                                                                                 1,497                (1,051)
       Accrued liabilities                                                                                334                  (595)
                                                                                                    ---------             ---------
          Net cash used in operating activities                                                        (9,317)               (5,717)
                                                                                                    ---------             ---------

Cash flows from investing activities:
  Purchases of short-term investments                                                                 (59,264)                 --
  Purchases of property and equipment                                                                  (1,616)                 (987)
  Proceeds from sale of assets, net of expenses                                                          --                     184
  Proceeds from sales of short-term investments                                                          --                   6,847
                                                                                                    ---------             ---------
          Net cash provided by (used in) investing activities                                         (60,880)                6,044
                                                                                                    ---------             ---------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net of offering costs                                       166,773                 1,581
  Repurchase of common stock                                                                          (20,998)                 --
                                                                                                    ---------             ---------
          Net cash provided by financing activities                                                   145,775                 1,581
                                                                                                    ---------             ---------

Net increase in cash and cash equivalents                                                              75,578                 1,908
Cash and cash equivalents, beginning of period                                                          4,730                 5,537
                                                                                                    ---------             ---------

Cash and cash equivalents, end of period                                                            $  80,308             $   7,445
                                                                                                    =========             =========

Supplemental  disclosure of cash flow information
  Cash paid during the period for:
       Income taxes                                                                                 $      25             $      47
                                                                                                    =========             =========
  Noncash investing activities:
       Receivable from sale of assets                                                               $    --               $   1,220
                                                                                                    =========             =========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                            NETWORK PERIPHERALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying unaudited consolidated financial statements of Network Peripherals Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of June 30, 2000 and December 31, 1999, the results of its operations for the three-month and the six-month periods ended June 30, 2000 and 1999, and its cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

         Operating results for the three-month and the six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or for any other future period.

2.       NET LOSS PER SHARE

         Basic earnings per share are computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method. For the three and the six months ended June 30, 2000 and 1999, the Company incurred net losses, such that the inclusion of potential common shares would result in an antidilutive per share amount. Accordingly, no adjustment is made to the basic net loss per share to arrive at the diluted net loss per share.

3.       CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (in thousands)

                                                                                                   December 31,
                                                                   June 30, 2000                       1999
                                                    ------------------------------------------    -------------
                                                                    Unrealized
                                                      Amortized      Holding      Fair Market      Fair Market
                                                         Cost       Gain(Loss)       Value            Value
                                                    ------------- ------------- --------------    -------------

        Cash and cash equivalents:
          Cash and money market funds                  $ 15,826       $ -           $ 15,826         $ 2,442
          Corporate debt securities                      64,494        (12)           64,482           2,288
                                                      ---------       ----         ---------         -------
                                                         80,320        (12)           80,308           4,730
                                                      ---------       ----         ---------         -------
        Short-term investments:
          Corporate debt securities                      41,014        (74)           40,940               -
          U.S. government agencies' securities           23,223         22            23,245           4,985
                                                      ---------       ----         ---------         -------
                                                         64,237        (52)           64,185           4,985
                                                      ---------       ----         ---------         -------
               Total                                  $ 144,557       $(64)        $ 144,493         $ 9,715
                                                      =========       ====         =========         =======

         The amortized cost at December 31, 1999 approximated fair market value.

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       BALANCE SHEET COMPONENTS (in thousands)

                                                          June 30,  December 31,
                                                             2000        1999
                                                           --------    --------
Inventories:
     Raw materials                                         $  2,148    $  2,285
     Work-in-process                                          2,731         401
     Finished goods                                           1,977       1,144
                                                           --------    --------
                                                           $  6,856    $  3,830
                                                           ========    ========

Property and equipment:
     Computers and equipment                               $  9,551    $  8,106
     Furniture and fixtures                                     777         750
     Leasehold improvements                                     531         528
                                                           --------    --------
                                                             10,859       9,384
     Accumulated depreciation                                (5,398)     (4,400)
                                                           --------    --------
                                                           $  5,461    $  4,984
                                                           ========    ========




Accrued liabilities:
     Salaries and benefits                                 $    595    $    592
     Research and development expenses                          505        --
     Warranty                                                   375         375
     Co-op advertising and market development funds             261         250
     Other                                                        7         192
                                                           --------    --------
                                                           $  1,743    $  1,409
                                                           ========    ========

5.       FOLLOW-ON PUBLIC OFFERING

         In March 2000, the Company completed a follow-on public offering of 2,875,000 shares of its Common Stock at a price of $60.875 per share, resulting in net proceeds to the Company of approximately $165 million, after deducting offering costs.

6.       TREASURY STOCK

         In April 2000, the Company's Board of Directors approved a common stock repurchase program, pursuant to which the Company may repurchase up to one million shares of its common stock. As of June 30, 2000, the Company has repurchased 951,000 shares of its common stock with a total purchase price of approximately $21 million. In June 2000, the Company's Board of Directors approved a repurchase of an additional one million shares of its common stock.

                            NETWORK PERIPHERALS INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.       RECENT ACCOUNTING PRONOUNCEMENTS

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

         In December 1999, the Securities and Exchange Commissions issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the adoption of SAB 101 to have a material effect on its results of operations or financial position. The Company is required to adopt SAB 101 in the fourth quarter of 2000.

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

We focus our sales and marketing efforts on developing and expanding our OEM customer base for our NuWave products, and to a lesser extent, to continue servicing existing reseller customers while seeking new opportunities in the reseller channel. Therefore, we expect to derive the majority of our future revenue from our OEM customers. For the six months ended June 30, 2000, sales to OEM customers accounted for 56% of total net sales, while 44% of net sales were made to the reseller channel.

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

Generally, we realize higher margins on sales to the reseller channel than on sales to OEMs. Any change in the mix between the channels or the loss of a major customer could adversely affect our gross margin, operating results and financial condition. We experienced significant erosion in the average selling prices of our legacy products, and we anticipate that the average selling prices of our NuWave products will decrease from their levels at introduction and fluctuate in the future. Therefore, to improve our gross margins, we must develop and introduce new products and enhancements on a timely basis. We must also continually reduce our costs of production. As our average selling prices decline, we must increase our unit sales volume to maintain or increase our revenue.

In transitioning from our legacy business to our NuWave business, we have incurred significant losses in the past three years primarily reflecting declining revenues of legacy products in conjunction with substantial investments in research and development to bring NuWave products to market. Although we expect revenues to increase to the extent that we broaden the customer base for our NuWave family of products, we cannot assure that such revenues will exceed production costs and operating expenses in the same periods.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended June 30, 2000 (the "quarter") were $339,000, compared to $3.4 million for the three months ended June 30, 1999 (the "comparable quarter"). Net sales for the six months ended June 30, 2000 (the "six-month period") were $3.6 million, compared to $7.2 million for the six months ended June 30, 1999 (the "comparable period"). The decrease in net sales was attributed to two factors. One factor is the winding down of the legacy business throughout 1999 and 2000, as the demand for our legacy products experienced rapid decline. Secondly, during the quarter, the software used in our NuWave products displayed instability in certain network environments. Due to this software instability issue, we delayed shipment of all NuWave products and product acceptance testing by potential customers. As a result, sales of NuWave products for the quarter were substantially lower than originally estimated.

We believe that the software instability issue we experienced during the quarter has been resolved, and we expect sales of NuWave products during the remainder of 2000 to increase from the quarter. However, software and hardware errors may occur from time to time in new or enhanced products after commencement of commercial shipments. These potential problems may adversely affect our future operating results by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts and causing delay or loss of market acceptance of our products.

Sales to OEM customers accounted for 63% and 56% of net sales for the quarter and for the six-month period, respectively, which increased from 52% of net sales for both the comparable quarter and the comparable period. Such increase in sales to OEM customers relative to the reseller channel was attributable to our focus to develop and expand our OEM customer base for our NuWave products in 2000.

Gross Profit (Loss)

We sustained a negative gross margin for the quarter and the six-month period, compared to 13% and 15% gross margin for the comparable quarter and the comparable period, respectively, primarily due to the exceptionally low sales volume for the quarter as explained above. We expect gross margin during the remainder of 2000 to improve from the quarter.

Research and Development

Research and development expenses were $2.7 million for the quarter, compared to $1.9 million for the comparable quarter. For the six-month and the comparable periods, research and development expenses were $5.1 million and $3.3 million, respectively. The increase in research and development expenses was primarily due to the hiring of additional engineers and increased spending in professional fees and prototype expenses related to enhancing existing products based on the NuWaveArchitecture, reducing costs and developing new products and technologies. We believe that continued investment in research and development activities is essential to achieve our strategic objectives, and we expect research and development expenses to increase in the future.

Marketing and Selling

Marketing and selling expenses were $2.6 million for the quarter, compared to $1.6 million for the comparable quarter. For the six-month and the comparable periods, marketing and selling expenses were $4.6 million and $2.9 million, respectively. The increase in marketing and selling expenses was primarily due to new hires and increased spending in advertising, trade shows and other marketing activities in conjunction with the launch of NuWave business. We expect marketing and selling expenses to increase during the remainder of 2000, as we intensify sales and marketing campaigns and expand our field sales and technical support staff to penetrate the reseller market and seek additional OEM customers.

General and Administrative

General and administrative expenses were $993,000 for the quarter, compared to $879,000 for the comparable quarter. For the six-month and the comparable periods, general and administrative expenses were $2 million and $1.7 million, respectively. The increase in general and administrative expenses was primarily attributed to increased professional fees incurred for investor relations and information technology related services. We expect to have a moderate increase in general and administrative expenses during the remainder of 2000, as we strengthen our finance and information system infrastructure in anticipation of growth in our business.

Gain on Sale of Assets

In connection with the sale of our research and development facilities in Hsin-chu, Taiwan, in June 1999, we recorded a gain of $1,055,000, net of payments of broker fees and severance of $216,000. We divested this facility to reduce our investment in legacy products and to focus our resources on the commercialization of NuWave products.

Interest Income

Interest income for the quarter and the comparable quarter were $2.5 million and $252,000, compared to $3.2 million and $519,000 for the six-month and the comparable periods, respectively. The increase in return on investments was primarily due to an increase in the aggregate balance of cash, cash equivalents and short-term investments, of which approximately $165 million was received in March 2000 from our follow-on public offering.

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

In December 1999, the Securities and Exchange Commissions issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the adoption of SAB 101 to have a material effect on its results of operations or financial position. The Company is required to adopt SAB 101 in the fourth quarter of 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

The aggregate balance of cash, cash equivalents and short-term investments was $144 million at June 30, 2000, compared to $9.7 million at December 31, 1999. The increase of $135 million was primarily due to the net proceeds of $165 million received from our follow-on public offering of 2,875,000 shares of common stock completed in March 2000, partially offset by cash used in financing our operations, capital expenditures and the common stock repurchase program.

Net cash used in operating activities was $9.3 million for the six-month period, compared to $5.7 million for the comparable period. The increase in net cash used in operating activities was primarily attributed to increases in operating loss and inventories, partially offset by an increase in accounts payable. We expect negative cash flows from operations to continue until we realize operating income. Our capital expenditures totaled $1.6 million for the six-month period and $987,000 for the comparable period, primarily related to purchases of test equipment and related software for research and development activities. We expect to incur capital expenditures of approximately $1 million in the remainder of 2000, including leasehold improvements for our new research and development facilities described below.

In April 2000, our Board of Directors approved a common stock repurchase program, pursuant to which we are authorized to repurchase up to one million shares of our common stock. As of June 30, 2000, we have repurchased 951,000 shares of our common stock with a total purchase price of approximately $21 million. In June 2000, our Board of Directors approved a repurchase of an additional one million shares of our common stock. The common stock repurchase program may take up to one year to complete, and we expect to use our capital resources in such repurchase.

In March 2000, we entered into a lease agreement for a 24,000 square feet facility in Long Island, New York, replacing the existing research and development facilities. The lease agreement, which has a seven-year term, requires payments of approximately $430,000 in total, including base rent and utilities, in its first year and a 4% annual increase thereafter. Leasehold improvements for the facility are estimated to be approximately $500,000. We expect to relocate to this new facility during the fourth quarter of 2000, and at such time the current lease will be terminated without penalty.

In August 2000, we established a plan to divest our current manufacturing facility in Taiwan. Solectron, our contract manufacturer, will manufacture all of our products after the divestiture. The objective of this divestiture is to reduce manufacturing overhead and improve gross margins by utilizing Solectron's advantages in materials procurement and production capacity. The divestiture will include the sale of capital assets, with net book value of approximately $1.6 million, and the termination of approximately 70 manufacturing and support personnel. The termination benefits are estimated to total approximately $500,000, and the divesture is expected to be complete in the fourth quarter of 2000.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments that are expected to be used for general corporate purposes, including expansion of operations and capital expenditures. We may also use these capital resources to acquire or invest in businesses, technologies, products or services that are complementary to our business. From time to time we have discussed potential strategic acquisitions and investments in third parties. We currently have no agreements or commitments regarding any acquisitions or investments. In addition to our cash, cash equivalents and short-term investments, we also have a $5 million revolving bank line of credit, which expires on June 1, 2001, and is renewable on an annual basis. Borrowings under the line of credit bear interest at the bank's prime rate. There were no borrowings under the line of credit as of June 30, 2000.

We believe that our current balance of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital and capital expenditure requirements for the next 12 months.

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

We have experienced net losses in each of the last four fiscal years, and we cannot be certain that we will realize sufficient revenue to achieve profitability. We expect that we will continue to incur significant sales and marketing and product development costs associated with the recent introduction of the Gigabit Ethernet products based on our NuWaveArchitecture. Consequently, we will need to generate significantly higher revenue to achieve and sustain profitability. If sales of our NuWaveArchitecture products do not meet our expectations, we will continue to experience losses indefinitely. In addition, we have discontinued production of the Layer 2 Fast Ethernet and FDDI products that accounted for our historical revenues. We intend to complete end-of-life sales of these products by the end of 2000. We cannot assure you that we will be able to sell all inventories relating to these products. If we are required to write-off any unsold inventory, our operating results could be adversely affected.

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

Complex LAN equipment frequently contains undetected software or hardware errors when first introduced or as new versions are released. We have experienced these errors in the past, including the software instability issue that adversely affected our operating results in the second quarter of 2000, and we expect that errors will be found from time to time in new or enhanced products after commencement of commercial shipments. These problems may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts, causing significant customer relations problems or causing shipment delays as the errors are corrected.

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

Our periodic revenue and operating results have varied significantly in the past and may vary significantly in the future due to a number of factors, including:

o quality and reliability issues with our NuWaveArchitecture products such as the software instability problem that adversely affected our operating results in the second quarter of 2000;

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

We plan to close our manufacturing facility in Taiwan and depend on contract manufacturers for all of our manufacturing requirements.

We currently manufacture all of our products at our facility in Taiwan. During the third quarter of 2000, we developed a plan to transition all of our manufacturing requirements to our contract manufacturer, Solectron Corporation, and subsequently close our facility in Taiwan. The transition is expected to take place in the fourth quarter of 2000. As a result of this transition, we may experience, among others, the following problems, any of which could materially adversely affect our business and operating results:

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The Company held its Annual Meeting of Stockholders on April 25, 2000.

         (b) The election of two Class III directors, Glenn Penisten and Charles Hart, of the Company for a three-year term expiring in the year 2003 was voted at the Annual Meeting. There were 14,694,158 shares of Common Stock represented in person and by proxy, and the final tabulation of votes was as follows: Glenn Penisten, 14,335,096 votes for and 359,062 votes against; Charles Hart, 14,336,194 votes for and 357,964 votes against.

         (c) On a proposal to approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of the Company's common stock from 20,000,000 shares to 60,000,000 shares, 13,773,398 shares were voted for the proposal, 893,004 shares were voted against the proposal, and 27,756 shares abstained.

         (d) On a proposal to approve an amendment to the Company's 1997 Stock Plan to increase the number of shares of common stock reserved for issuance thereunder by 1,000,000 shares, 4,338,764 shares were voted for the proposal, 1,368,820 shares were voted against the proposal, and 8,986,574 shares abstained. Broker non-votes were counted as abstentions.

         (e) On a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the fiscal year ending December 31, 2000, 14,630,410 shares were voted for the proposal, 44,626 shares were voted against the proposal, and 19,122 shares abstained.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits          Description of Document
                  --------          -----------------------
                  3.1 (1)            Amended and Restated Certificate of Incorporation.
                  3.2 (1)            By-Laws.
                  3.3                Certificate of Amendment of the Certificate of Incorporation.
                  10.52              Line of Credit Agreement with Wells Fargo Bank dated June 1, 2000.
                  10.53              Amended 1997 Stock Plan.
                  27                 Financial Data Schedule.

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

                                            NETWORK PERIPHERALS INC.


Date:  August 11, 2000                      By:    \s\   Wilson Cheung
                                                   -------------------
                                                   Wilson Cheung
                                                   Vice President of Finance and
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                       Accounting Officer)