Form 10-Q
period 2000-09-30
NETWORK PERIPHERALS INC
filed 2000-11-13
CIK 922521

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of November 8, 2000 was 13,365,853.

                            NETWORK PERIPHERALS INC.

                                    FORM 10-Q
                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
                                                                                Page
                                                                                ----
Item 1.    Financial Statements (unaudited):

           Condensed Consolidated Balance Sheets
              as of September 30, 2000 and December 31, 1999                       3

           Condensed Consolidated Statements of Operations
              for the Three and Nine Months Ended September 30, 2000 and 1999      4

           Condensed Consolidated Statements of Cash Flows
              for the Nine Months Ended September 30, 2000 and 1999                5

           Notes to Condensed Consolidated Financial Statements                    6-8

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                9-20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk              20

PART II -  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                        21

           Signatures                                                              22


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             NETWORK PERIPHERALS INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                                         (in thousands, except share data)

                                                                        September 30, December 31,
                                                                               2000         1999
                                                                          ---------    ---------
ASSETS

Current assets:
     Cash and cash equivalents                                            $  57,412    $   4,730
     Short-term investments                                                  68,110        4,985
     Accounts receivable, net of allowance for doubtful accounts
        and returns of $329 and $364                                            606          428
     Receivable from sale of assets                                            --            720
     Inventories                                                             11,417        3,830
     Prepaid expenses and other current assets                                1,142          815
                                                                          ---------    ---------
              Total current assets                                          138,687       15,508
Property and equipment, net                                                   5,719        4,984
Other assets                                                                    308          360
                                                                          ---------    ---------
                                                                          $ 144,714    $  20,852
                                                                          =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $   3,654    $   1,534
     Accrued liabilities                                                      2,564        1,409
                                                                          ---------    ---------
              Total current liabilities                                       6,218        2,943
                                                                          ---------    ---------

Stockholders' equity:
     Preferred stock, $0.001 par value, 2,000,000 shares authorized;
        no shares issued or outstanding                                        --           --
     Common stock, $0.001 par value, 60,000,000 shares authorized;
        14,278,000 and 12,749,000 shares issued and outstanding                  16           13
     Additional paid-in capital                                             233,496       65,955
     Accumulated deficit                                                    (61,686)     (48,059)
     Unrealized gain on investments                                              25         --
                                                                          ---------    ---------
                                                                            171,851       17,909
     Treasury stock, 1,822,000 shares of common stock, at cost              (33,355)        --
                                                                          ---------    ---------
              Total stockholders' equity                                    138,496       17,909
                                                                          ---------    ---------
                                                                          $ 144,714    $  20,852
                                                                          =========    =========

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                                             NETWORK PERIPHERALS INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                                       (in thousands, except per share data)

                                          Three Months Ended           Nine Months Ended
                                            September 30,                 September 30,
                                       -----------------------       -----------------------
                                           2000           1999           2000           1999
                                       --------       --------       --------       --------
Net sales                              $  1,429       $  2,271       $  5,073       $  9,447
Cost of sales                             1,592          2,112          5,593          8,184
                                       --------       --------       --------       --------
     Gross profit (loss)                   (163)           159           (520)         1,263
                                       --------       --------       --------       --------
Operating expenses:
     Research and development             2,561          2,425          7,650          5,755
     Marketing and selling                2,476          1,511          7,065          4,417
     General and administrative           1,266            881          3,297          2,535
     Restructuring expense                  600           --              600           --
     Gain on sale of assets                --             --             --           (1,055)
                                       --------       --------       --------       --------
         Total operating expenses         6,903          4,817         18,612         11,652
                                       --------       --------       --------       --------
Loss from operations                     (7,066)        (4,658)       (19,132)       (10,389)
Interest income                           2,267            215          5,505            734
                                       --------       --------       --------       --------
Loss before income taxes                 (4,799)        (4,443)       (13,627)        (9,655)
Income taxes                               --             --             --             --
                                       --------       --------       --------       --------
Net loss                               $ (4,799)      $ (4,443)      $(13,627)      $ (9,655)
                                       ========       ========       ========       ========

Net loss per share:
    Basic and diluted                  $  (0.33)      $  (0.35)      $  (0.94)      $  (0.77)
                                       ========       ========       ========       ========
Weighted average common shares:
    Basic and diluted                    14,674         12,681         14,528         12,539
                                       ========       ========       ========       ========

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                                   NETWORK PERIPHERALS INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                       Increase (Decrease) in Cash and Cash Equivalents
                                      (in thousands)
                                                                        Nine Months Ended
                                                                          September 30,
                                                                     -------------------------
                                                                          2000            1999
                                                                     ---------       ---------
Cash flows from operating activities:
  Net loss                                                           $ (13,627)      $  (9,655)
  Adjustments to reconcile net loss to net cash used in
      operating activities:
     Depreciation and amortization                                       1,777           1,367
     Gain on sale of assets                                               --            (1,055)
     Changes in assets and liabilities:
       Accounts receivable                                                (178)          1,628
       Inventories                                                      (7,587)            391
       Prepaid expenses and other assets                                  (275)             30
       Accounts payable                                                  2,120          (1,383)
       Accrued liabilities                                               1,155            (152)
                                                                     ---------       ---------
          Net cash used in operating activities                        (16,615)         (8,829)
                                                                     ---------       ---------
Cash flows from investing activities:
  Purchases of short-term investments                                  (63,100)           --
  Purchases of property and equipment                                   (2,512)         (1,614)
  Proceeds from sale of assets, net of expenses                            720             684
  Proceeds from sales of short-term investments                           --             6,985
                                                                     ---------       ---------
          Net cash provided by (used in) investing activities          (64,892)          6,055
                                                                     ---------       ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock, net of offering costs        167,544           1,664
  Repurchase of common stock                                           (33,355)           --
                                                                     ---------       ---------
          Net cash provided by financing activities                    134,189           1,664
                                                                     ---------       ---------
Net increase (decrease) in cash and cash equivalents                    52,682          (1,110)
Cash and cash equivalents, beginning of period                           4,730           5,537
                                                                     ---------       ---------
Cash and cash equivalents, end of period                             $  57,412       $   4,427
                                                                     =========       =========
Supplemental  disclosure of cash flow information
  Cash paid during the period for:
       Income taxes                                                  $      32       $      51
                                                                     =========       =========

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                            NETWORK PERIPHERALS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Network Peripherals Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of September 30, 2000 and December 31, 1999, the results of its operations for the three-month and the nine-month periods ended September 30, 2000 and 1999, and its cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

         Operating results for the three-month and the nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000 or for any other future period.

2.       NET LOSS PER SHARE

         Basic earnings per share are computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method. For the three and the nine months ended September 30, 2000 and 1999, the Company incurred net losses, such that the inclusion of potential common shares would result in an antidilutive per share amount. Accordingly, no adjustment is made to the basic net loss per share to arrive at the diluted net loss per share.

3.       CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (in thousands)
                                                                                      December 31,
                                                   September 30, 2000                     1999
                                        -----------------------------------------      ----------
                                                        Unrealized
                                        Amortized        Holding       Fair Market    Fair Market
                                          Cost          Gain(Loss)        Value          Value
                                        ---------       ---------       ---------      ---------
Cash and cash equivalents:
  Cash and money market funds           $  14,427       $    --         $  14,427      $   2,442
  Corporate debt securities                42,996             (11)         42,985          2,288
                                        ---------       ---------       ---------      ---------
                                           57,423             (11)         57,412          4,730
                                        ---------       ---------       ---------      ---------
Short-term investments:
  Corporate debt securities                44,443              20          44,463           --
  U.S. government agencies' securities     23,631              16          23,647          4,985
                                        ---------       ---------       ---------      ---------
                                           68,074              36          68,110          4,985
                                        ---------       ---------       ---------      ---------
       Total                            $ 125,497       $      25       $ 125,522      $   9,715
                                        =========       =========       =========      =========

         The amortized cost at December 31, 1999 approximated fair market value.

                            NETWORK PERIPHERALS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.       BALANCE SHEET COMPONENTS (in thousands)
                                                                  September 30,     December 31,
                                                                       2000             1999
                                                                     --------         --------
        Inventories:
             Raw materials                                           $  3,548         $  2,285
             Work-in-process                                            5,472              401
             Finished goods                                             2,397            1,144
                                                                     --------         --------
                                                                     $ 11,417         $  3,830
                                                                     ========         ========

        Property and equipment:
             Computers and equipment                                 $ 10,319         $  8,106
             Furniture and fixtures                                       802              750
             Leasehold improvements                                       626              528
                                                                     --------         --------
                                                                       11,747            9,384
             Accumulated depreciation                                  (6,028)          (4,400)
                                                                     --------         --------
                                                                     $  5,719         $  4,984
                                                                     ========         ========
        Accrued liabilities:
             Salaries and benefits                                   $    744         $    592
             Restructuring expense                                        600             --
             Research and development expenses                            533               49
             Warranty                                                     375              375
             Co-op advertising and market development funds               261              250
             Other                                                         51              143
                                                                     --------         --------
                                                                     $  2,564         $  1,409
                                                                     ========         ========

5.       FOLLOW-ON PUBLIC OFFERING

         In March 2000, the Company completed a follow-on public offering of 2,875,000 shares of its Common Stock at a price of $60.875 per share, resulting in net proceeds to the Company of approximately $165 million, after deducting offering costs.

6.       TREASURY STOCK

         The Company's Board of Directors has approved a common stock repurchase program, pursuant to which the Company may repurchase up to five million shares of its common stock in the open market. As of September 30, 2000, the Company has repurchased 1,822,000 shares of its common stock with a total purchase price of approximately $33 million.

7.       RESTRUCTURING EXPENSE

         In August 2000, the Company's management approved and announced a plan to divest its manufacturing facility in Taiwan. According to the divestiture plan, a total of 57 employees will be terminated: 52 in the manufacturing function and five in the accounting and administrative function. As of September 30, 2000, the Company recorded a restructuring expense of $600,000, which included an estimated $550,000 of severance payments and $50,000 of facility related charges. The Company expects to complete the divestiture no later than the end of the first quarter of 2001.

                            NETWORK PERIPHERALS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 during its year ending December 31, 2001. To date, the Company has not engaged in derivative or hedging activities. The Company does not expect that the adoption of SFAS No. 133 will have a material impact on its results of operations or financial condition.

         In December 1999, the Securities and Exchange Commissions issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not expect the adoption of SAB 101 to have a material effect on its results of operations or financial condition. The Company is required to adopt SAB 101 in the fourth quarter of 2000.

         In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions of FIN 44 prior to July 1, 2000 did not have a material impact on the Company's financial condition or results of operations. Management believes that the adoption of the remaining provisions of FIN 44 will not have a material effect on the Company's results of operations or financial condition.

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

o our ability to develop and deliver products free from undetected hardware and software errors;

o    the market demand by customers for our existing products;

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

Generally, we realize higher margins on sales to the reseller channel than on sales to OEMs. Any change in the mix between the channels or the loss of a major customer could adversely affect our gross margin, operating results and financial condition. We experienced significant erosion in the average selling prices of our legacy products. The average selling prices of our NuWave products have decreased from their levels at introduction, and we anticipate that they will decline in the future. Therefore, to improve our gross margins, we must develop and introduce new products and enhancements on a timely basis. We must also continually reduce our costs of production. As our average selling prices decline, we must also increase our unit sales volume to maintain or increase our revenue.

In transitioning from our legacy business to our NuWave business, we have incurred significant losses in the past three years primarily reflecting declining revenues of legacy products in conjunction with substantial investments in research and development to bring NuWave products to market. Although we expect revenues to increase to the extent that we broaden the customer base for our NuWave family of products, we cannot assure you that such revenues will exceed production costs and operating expenses in the same periods.

RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended September 30, 2000 (the "quarter") were $1.4 million, compared to $2.3 million for the three months ended September 30, 1999 (the "comparable quarter"). Net sales for the nine months ended September 30, 2000 (the "nine-month period") were $5.1 million, compared to $9.4 million for the nine months ended September 30, 1999 (the "comparable period"). The decrease in net sales was primarily attributed to the winding down of the legacy business throughout 1999 and 2000, as the demand for our legacy products experienced rapid decline. Such decrease was partially offset by volume shipments of NuWave products in 2000.

As previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2000 (the "second quarter"), net sales for the second quarter were negatively affected by the software instability problem related to our NuWave products revealed during the second quarter. The software instability problem caused delay in shipments and product acceptance testing and reduced orders from customers in the second quarter and also negatively impacted our customer demand through the quarter. This software instability problem was subsequently resolved, and net sales for the quarter, although substantially lower than originally estimated, improved from the second quarter.

We believe that the software instability issue we experienced during the second quarter has been resolved. However, software and hardware errors may occur from time to time in new or enhanced products after commencement of commercial shipments. These potential problems may adversely affect our future operating results by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts and causing delay or loss of market acceptance of our products.

Sales to OEM customers accounted for 58% and 56% of net sales for the quarter and for the nine-month period, which increased from 55% and 53% of net sales for the comparable quarter and the comparable period, respectively. The increase in sales to OEM customers relative to the reseller channel was attributable to our initial focus on developing and expanding our OEM customer base for our NuWave products in 2000. However, we expect to have a more balanced mix of revenues from OEM customers and resellers in the future periods.

Gross Profit (Loss)

We sustained a negative gross margin for the quarter and the nine-month period, compared to 7% and 13% gross margin for the comparable quarter and the comparable period, respectively, primarily due to the low sales volume for the quarter and the nine-month period as explained above. We expect gross margin in the future periods to improve from the quarter as sales volumes increase.

Research and Development

Research and development expenses were $2.6 million for the quarter, compared to $2.4 million for the comparable quarter. For the nine-month period and the comparable period, research and development expenses were $7.6 million and $5.8 million, respectively. The increase in research and development expenses was primarily due to the hiring of additional engineers and increased spending in professional fees and prototype expenses related to enhancing existing products based on the NuWaveArchitecture, reducing costs and developing new products and technologies. We expect that research and development expenses will continue to increase in the future periods, as we believe continued investment in research and development activities is essential to achieve our strategic objectives.

Marketing and Selling

Marketing and selling expenses were $2.5 million for the quarter, compared to $1.5 million for the comparable quarter. For the nine-month period and the comparable period, marketing and selling expenses were $7.1 million and $4.4 million, respectively. The increase in marketing and selling expenses was primarily due to new hires and increased spending in advertising, trade shows and other marketing activities in conjunction with the launch of NuWave products. We expect marketing and selling expenses to increase in the future periods, as we intensify sales and marketing campaigns and continue to expand our field sales and technical support staff to penetrate the reseller market and seek additional OEM customers.

General and Administrative

General and administrative expenses were $1.3 million for the quarter, compared to $881,000 for the comparable quarter. For the nine-month period and the comparable period, general and administrative expenses were $3.3 million and $2.5 million, respectively. The increase in general and administrative expenses was primarily attributed to increased professional fees incurred for recruiting activities, investor relations and information technology related services. We expect general and administrative expenses to increase in the future periods, as we strengthen our finance and information system infrastructure in anticipation of growth in our business. In addition, we expect to incur higher insurance expenses in the renewal period starting the fourth quarter of 2000 as a result of an overall tightening of the liability insurance market.

Restructuring Expense

In August 2000, we approved and announced a plan to divest our manufacturing facility in Taiwan. Solectron, our contract manufacturer, will manufacture all of our products after the divestiture. The objective of this divestiture is to reduce manufacturing overhead and improve gross margins by utilizing Solectron's advantages in materials procurement and production capacity. According to the divestiture plan, we expect to terminate 57 employees in total, of which 52 are in the manufacturing function and five are in the accounting and administrative function. As of September 30, 2000, we recorded a restructuring expense of $600,000, which included an estimated $550,000 of severance payments and $50,000 of facility related charges. We expect to complete the divestiture no later than the end of the first quarter of 2001.

Gain on Sale of Assets

In connection with the sale of our research and development facilities in Hsin-chu, Taiwan, in June 1999, we recorded a gain of $1,055,000, net of payments of broker fees and severance of $216,000. We divested this facility to reduce our investment in legacy products and to focus our resources on the commercialization of NuWave products.

Interest Income

Interest income for the quarter and the comparable quarter were $2.3 million and $215,000, compared to $5.5 million and $734,000 for the nine-month and the comparable periods, respectively. The increase in return on investments was primarily due to an increase in the aggregate balance of cash, cash equivalents and short-term investments, of which approximately $165 million was received in March 2000 from our follow-on public offering.

Income Taxes

We did not record a tax benefit associated with the net loss incurred, as the realization of deferred tax assets is deemed uncertain based on evidence currently available. Accordingly, a full valuation allowance against deferred tax assets has been provided.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 during the year ending December 31, 2001. To date, we have not engaged in derivative or hedging activities. We do not expect that the adoption of SFAS No. 133 will have a material impact on our results of operations or financial condition.

In December 1999, the Securities and Exchange Commissions issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. We do not expect the adoption of SAB 101 to have a material effect on our results of operations or financial condition. We are required to adopt SAB 101 in the fourth quarter of 2000.

In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions of FIN No. 44 prior to July 1, 2000 did not have a material impact on our results of operations or financial condition. We believe that the adoption of the remaining provisions of FIN 44 will not have a material effect on our results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The aggregate balance of cash, cash equivalents and short-term investments was $125.5 million at September 30, 2000, compared to $9.7 million at December 31, 1999. The increase of $116 million was primarily due to the net proceeds of $165 million received from our follow-on public offering of 2,875,000 shares of common stock completed in March 2000, partially offset by cash used in financing our operations, capital expenditures and the common stock repurchase program.

Net cash used in operating activities for the nine-month period was $16.6 million, which was primarily attributed to our net loss and increase in inventories of $7.6 million, partially offset by depreciation and amortization of $1.8 million and increases in accounts payable and accrued liabilities of $3.2 million in total. We expect negative cash flows from operations to continue until we realize operating income. Our capital expenditures totaled $2.5 million for the nine-month period primarily related to purchases of test equipment and related software for research and development activities. We expect to incur capital expenditures of approximately $500,000 in the fourth quarter of 2000, including leasehold improvements for our new research and development facilities described below.

Our Board of Directors has approved a common stock repurchase program, pursuant to which we are authorized to repurchase up to five million shares of our common stock. As of September 30, 2000, we have repurchased 1,822,000 shares of our common stock with a total purchase price of approximately $33 million. The common stock repurchase program may take up to one year to complete, and we expect to use our capital resources in such repurchase.

In March 2000, we entered into a lease agreement for a 24,000 square feet facility in Long Island, New York, replacing the existing research and development facilities. The lease agreement, which has a seven-year term, requires payments of approximately $430,000 in total, including base rent and utilities, in its first year and a 4% annual increase thereafter. Leasehold improvements for the facility are estimated to be approximately $500,000. We expect to complete the relocation into this new facility by the end of November 2000.

As discussed above, we expect to pay approximately $600,000 for severance and facility related charges in connection with the divestiture of the manufacturing facility in Taiwan, which is expected to complete no later than the end of the first quarter of 2001. In addition, we plan to sell the related manufacturing and computer equipment, which have a total net book value of approximately $1.4 million, when the manufacturing activities start to wind down in the latter part of the fourth quarter of 2000. We currently cannot estimate the potential gain or loss on the sale of these assets.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments that are expected to be used for general corporate purposes, including expansion of operations and capital expenditures. We may also use these capital resources to acquire or invest in businesses, technologies, products or services that are complementary to our business. From time to time we have discussed potential strategic acquisitions and investments in third parties. We currently have no agreements or commitments regarding any acquisitions or investments. In addition to our cash, cash equivalents and short-term investments, we also have a $5 million revolving bank line of credit, which expires on June 1, 2001, and is renewable on an annual basis. Borrowings under the line of credit bear interest at the bank's prime rate. There were no borrowings under the line of credit as of September 30, 2000.

We believe that our current balance of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months.

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

We have experienced net losses in each of the last four fiscal years, and we cannot be certain that we will realize sufficient revenue to achieve profitability. We expect that we will continue to incur significant sales and marketing and product development costs associated with our NuWave products. Consequently, we will need to generate significantly higher revenue to achieve and sustain profitability. To date, due in large part to software instability problem identified in the second quarter of 2000, sales of our NuWave products have not increased in accordance with our expectations. If we do not increase sales of our NuWave products, we will continue to experience losses indefinitely. In addition, we have discontinued production of the Layer 2 Fast Ethernet and FDDI products that accounted for our historical revenues. We intend to complete end-of-life sales of these products by the end of 2000. We cannot assure you that we will be able to sell all inventories relating to these products. If we are required to write-off any unsold inventory, our operating results could be adversely affected.

Substantially all of our future revenue depends on the commercial success of products based on our NuWaveArchitecture, and if these products do not achieve market acceptance, our business will be seriously harmed.

Substantially all of our future revenue depends on the commercial success of products based on our NuWaveArchitecture. If these products fail to meet the needs of our target customers, or if they do not compare favorably in price and performance to competing solutions, our revenue will not grow. We cannot assure you that these products will achieve market acceptance. We have made only limited sales of these products, and it is possible that they may not satisfy our customers' requirements. Failure of products based on our NuWaveArchitecture to satisfy our customers' requirements could further delay or prevent their adoption. If our target customers do not widely adopt, purchase and successfully deploy our new products, our revenue will not grow significantly, or possibly at all, and our business, financial condition and results of operations will be seriously harmed.

If our products contain undetected software or hardware errors, we could incur significant unexpected expenses and lost sales.

Complex LAN equipment frequently contains undetected software or hardware errors when first introduced or as new versions are released. We have experienced these errors in the past, including the software instability issue that adversely affected our operating results in the second quarter of 2000 and our competitive position in the marketplace, and we expect that errors will be found from time to time in new or enhanced products after commencement of commercial shipments. The software instability issue resulted in delayed shipments and lost sales, and any future problems of this nature may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts, causing significant customer relations problems or causing shipment delays as the errors are corrected.

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

Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through original equipment manufacturers, or OEMs and resellers, as well as expanding our field sales organization. If we fail to develop and cultivate relationships with OEMs and resellers, or if these parties are not successful in their sales efforts, sales of our products may fail to increase and may even decrease. Our ability to generate increased revenue depends significantly upon the ability and willingness of our OEM and reseller customers to promote products that incorporate our technology. If our OEM and reseller customers do not successfully market the solutions that incorporate our products, then sales of our products will be adversely affected. The ability and willingness of OEM and reseller customers to promote our products is based upon a number of factors beyond our control. In addition, some of our current and potential OEM and reseller customers could offer products that would compete with or replace our products. The resulting lost sales of our products to any such customers, in addition to the increased competition presented by the products offered by our OEM and reseller customers, could harm our business, financial condition and operating results.

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

We anticipate that, although our largest customers may vary from period-to-period, a small number of key OEM and reseller customers will account for a significant portion of our revenues in each fiscal period. We cannot assure you that we will be able to obtain new OEM and reseller customers or maintain relations with existing OEM and reseller customers. The loss of any key customers, or a significant reduction in sales to those customers, could significantly reduce our revenue below anticipated levels. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products to, or the loss of any significant OEM, reseller or other customer, or unexpected returns from resellers could harm our business, operating results and financial condition.

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

We currently manufacture all of our products at our facility in Taiwan. During the third quarter of 2000, we developed a plan to transition all of our manufacturing requirements to our contract manufacturer, Solectron Corporation, and subsequently close our facility in Taiwan. The transition is expected to take place in the fourth quarter of 2000 and complete no later than the end of the first quarter of 2000. As a result of this transition, we may experience, among others, the following problems, any of which could materially adversely affect our business and operating results:

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits          Description of Document

                  3.1 (1)           Amended   and    Restated  Certificate   of
                                    Incorporation.

                  3.2 (1)           By-Laws.

                  3.3 (2) Certificate of Amendment of the Certificate of Incorporation.

                  10.54 Employment Agreement with James Regel dated September 12, 2000.

                  27                Financial Data Schedule.

                             (1)    Incorporated    by    reference    to    the
                                    corresponding  exhibit  in the  Registrant's
                                    Registration Statement on Form S-1.

                             (2) Incorporated by reference to the corresponding exhibit in the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

         (b)      Reports on Form 8-K

                  None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NETWORK PERIPHERALS INC.


Date:  November 13, 2000           By:    \s\   James Regel
                                          -----------------------------------
                                                James Regel

                                           President and Chief Executive Officer
                                           (Principal Financial and
                                            Accounting Officer)