Form 10-K
period 2000-12-31
NETWORK PERIPHERALS INC
filed 2001-04-02
CIK 922521

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Title of class
                                  Common Stock

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 27, 2001 was $89,931,499 based upon the closing price of the Registrant's Common Stock on the Nasdaq National Market System on that date.

The number of shares of the Registrant's Common Stock outstanding as of March 27, 2001 was 12,847,357.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for its annual meeting of stockholders in 2001 are incorporated by reference into Part III of this Annual Report on Form 10-K.

                            NETWORK PERIPHERALS INC.

                                    FORM 10-K

                                TABLE OF CONTENTS



PART I                                                                      Page

ITEM 1.    Business.......................................................    3

ITEM 2.    Properties.....................................................    9

ITEM 3.    Legal Proceedings..............................................    9

ITEM 4.    Submission of Matters to a Vote of Security Holders............    9


PART II

ITEM 5.    Market for the Registrant's Common Stock and Related
               Stockholder Matters........................................   10

ITEM 6.    Selected Consolidated Financial Data...........................   11

ITEM 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................   12

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.....   22

ITEM 8.    Financial Statements and Supplementary Data....................   23

ITEM 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure...................................   39


PART III

ITEM 10.   Directors and Executive Officers of the Registrant.............   39

ITEM 11.   Executive Compensation.........................................   39

ITEM 12.   Security Ownership of Certain Beneficial Owners
               and Management.............................................   39

ITEM 13.   Certain Relationships and Related Transactions.................   39


PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K................................................   40


           Signatures.....................................................   42

           Supplemental Schedule..........................................   43

                                     PART I

ITEM 1.           BUSINESS

RECENT DEVELOPMENTS

On March 30, 2001, NPI entered into a series of related agreements with privately held FalconStor, Inc. pursuant to which NPI purchased Series C Preferred Stock of FalconStor having an aggregate purchase price of $25.0 million and obtained an exclusive option to merge with FalconStor. FalconStor develops and markets network storage infrastructure software that enables storage over IP using standard industry components such as Gigabit Ethernet, Fibre Channel and SCSI, with planned support for iSCSI and Infiniband. The investment agreements provide that NPI has the right to designate one member of FalconStor's board of directors and entitle NPI to liquidation, registration, voting and preemptive rights customary for venture capital style investments.

The option agreement gives NPI the right to merge with FalconStor pursuant to the terms of the form of merger agreement attached to the option agreement. The form of merger agreement provides that, as consideration for all outstanding shares of FalconStor stock, NPI would issue a number of newly issued shares of NPI common stock determined in accordance with a formula. The number of shares issuable in the merger would depend upon a number of variable factors, including the trading price per share of NPI's common stock at the time of the merger, NPI's assets at the time of the merger and other factors. The actual number of shares is expected to result in NPI's current stockholders having a one-third interest in the combined entity. All shares issued to FalconStor stockholders in the merger, as well as shares held by NPI officers and directors at the time of the merger, would be subject to a one-year lock-up agreement, subject to early release in the discretion of the NPI board following the merger. In addition, NPI would assume all outstanding options to acquire shares of FalconStor common stock, which would result in the potential issuance of approximately 4.5 million shares if those options vested and were exercised. The holders of a majority of each class of FalconStor's capital stock have agreed that they will vote in favor of the merger if it is presented to such stockholders for a vote. The merger would be structured as a tax free reorganization and would be accounted for as a purchase. Completion of the merger would be subject to the expiration of the applicable Hart-Scott-Rodino waiting period, NPI stockholder approval and other customary closing conditions. In the event that NPI does not exercise the option, and under certain other circumstances, NPI may be required to pay FalconStor a $3.0 million penalty.

NPI has also engaged Lehman Brothers to advise NPI regarding strategic alternatives with respect to its hardware business that would allow NPI to focus its resources on the storage software opportunity presented by the FalconStor transactions.

OVERVIEW

We design and sell Fast Ethernet and Gigabit Ethernet switching solutions for local area networks, or LANs. All of our switches are based on our highly flexible NuWaveArchitecture, built with our proprietary Application-Specific Integrated Circuits, or ASICs. This architecture is designed to enable us to deliver standards-based switches that can work with a variety of existing LAN infrastructures and technologies. We are directing our sales and marketing resources evenly toward original equipment manufacturers, or OEMs, and value-added resellers, or VARs.

As the Internet and complex applications, such as storage area networks (SAN), network attached storage (NAS), enterprise resource planning and data backup, have become pervasive, the volume of data traffic over LANs has increased dramatically, often creating bottlenecks on LANs that degrade network performance. Enterprises have historically implemented Layer 2 switches and software-based Layer 3 routers to manage increased traffic and to provide the intelligence necessary to process increasingly complex multi-protocol traffic. However, increasing bandwidth requirements and transmission speeds combined with multiple traffic types, such as voice, data and video, have strained the performance capabilities of software-based Layer 3 routers. In response to these developments, LAN managers have begun to implement hardware-based Layer 3 switches in their networks to replace both Layer 2 switches and software-based Layer 3 multi-protocol routers.

Despite the performance improvements of Layer 3 switches versus Layer 3 routers, many of today's Layer 3 switching solutions still have limitations, such as traffic blocking. We address this issue and others through our proprietary NuWaveArchitecture, which enables us to deliver the following benefits to our customers and end-users:

        o High performance at low cost. We believe our architecture and modular design enable us to deliver products with price/performance advantages regardless of scale or configuration.

        o Scalability. Our wire-speed, non-blocking Layer 3 switching solutions enable enterprises to expand their LANs without creating bottlenecks or impacting network performance. Modular expansion units can connect to master units via internal high bandwidth channels that do not block traffic or reduce switching resources.

        o Flexibility. Our proprietary technology enables us to create new product configurations using the proprietary ASICs that form the core of our switches. In addition, our architecture enables us to add software-based Layer 4-7 capabilities or port third-party software to our switches to develop new products.

        o Manageability. We believe our products reduce the complexity of network management, thereby lowering overall cost of ownership.

As used in this annual report, the terms "we," "us," "our" and "NPI" mean Network Peripherals Inc. and its subsidiaries (unless the context indicates another meaning), and the term "common stock" means our common stock, par value $0.001 per share.

We were incorporated in California in March 1989 and were reincorporated in Delaware in 1994. We initially focused on networking products based on fiber distributed data interface, or FDDI, technology, and we obtained a significant share of the market for FDDI adapter products in the early 1990s. Because the market for FDDI-based products declined significantly beginning in 1995, we developed a new line of Layer 2 Fast Ethernet switching products that we first shipped in early 1996. By 1998, the market for our FDDI-based products and our Layer 2 Fast Ethernet products (together, our "legacy products") declined substantially, and we committed nearly all our resources to the development of a new line of Layer 3 Gigabit Ethernet switches founded on our NuWaveArchitecture. We commenced limited commercial shipments of the first product in this line, the Keystone24g in December 1999, followed by the remainder of the product line in 2000. Because the life cycle of our legacy products reached maturity, we ceased production of these products during 2000 in accordance with the decreasing demand and profitability in this market.


PRODUCTS AND TECHNOLOGY

All of our Gigabit Ethernet switches are based on our flexible NuWaveArchitecture, which combines advanced design and proprietary ASICs to deliver standards-based switches that are intended to work seamlessly with existing LANs. This architecture offers a 64 Gigabit per second, or Gbps, crosspoint switching fabric. In addition, the NuWaveArchitecture is designed to eliminate blocking with multiple input buffers, separate queues for unicast and multicast traffic and other special queuing and buffering techniques. Further, our architectural approach gives us the capability to increase functionality and reduce cost in future generations of NuWaveArchitecture.

Standalone LAN Switching Solutions

Keystone24g. The Keystone24g was the first commercially available Gigabit Ethernet switch based on our NuWaveArchitecture. It is a fully managed standalone switch with 24 fixed Fast Ethernet ports and two optional Gigabit uplinks. The Keystone24g features advanced, traffic-enhancing capabilities, such as wire-speed IP routing and protocol-based virtual LANs.

Stacking LAN Switching Solutions

Keystone24mg Stack Master. The Keystone24mg Stack Master is a highly scalable, fully managed Layer 3 switch that supports high capacity Gigabit Ethernet, Fast Ethernet and WAN interfaces. The Keystone24mg incorporates a powerful, non-blocking 64-Gbps switching fabric. The Keystone24mg Stack Master has 24 fixed Fast Ethernet ports and in a stacked environment can provide up to 96 Fast Ethernet ports without blocking. The use of dedicated, separate channels for user data and management and control information is designed to ensure wire-speed performance even under sustained periods of high traffic volume while maintaining network integrity.

Capstone24t Stack Slave. Commercial shipments of our Capstone24t Stack Slave commenced in the first quarter of 2000. The Capstone24t connects to the Keystone24mg over an advanced stacking interface that connects the Capstone24t directly to the Keystone24mg's 64-Gbps switching fabric. The Capstone24t has 24 fixed, full-duplex, auto-negotiating Fast Ethernet ports. One Capstone24t and one Keystone24mg create a 48-port stack, while a combination of one Keystone24mg and three Capstone24t switches creates a 96-port stack. Two optional Gigabit uplinks on the Keystone24mg can expand the stack functionality and extend price/performance advantages.

Backbone Switching Solutions

Cornerstone Switches. The Cornerstone6g provides up to 12 Gigabit ports and 16 Fast Ethernet ports. The Cornerstone6g is a fully managed standalone switch that supports high capacity Gigabit Ethernet and Fast Ethernet port configurations. The base unit has six fixed Gigabit Ethernet ports. Customers can also choose an additional six Gigabit Ethernet ports and a 16-port Fast Ethernet option. Gigabit Ethernet ports on the Cornerstone6g are available in short-haul fiber
(SX) and long-haul fiber (LX).

The Cornerstone12g is identical to the Cornerstone6g except that the base unit has 12 fixed Gigabit ports instead of only six. The same 16-port Faster Ethernet option card is available on the Cornerstone12g as on the Cornerstone6g. This combination of port options makes our Cornerstone switches suitable for a range of high performance applications, including data centers, network backbones and power workgroups.

Problems encountered with our operating software resulted in unforeseen delays in commercial shipments, as well as returns, beginning in the second quarter of 2000. Although we believe these problems have been corrected in subsequent software releases, lost time and expense adversely affected our operating results and market penetration throughout the year.

Management Software

NuSight GEMS is our Gigabit Ethernet management software that we bundle and ship with our NuWaveArchitecture products. The initial version was shipped with our Keystone24g, followed by enhanced versions for each of our NuWaveArchitecture products as they have been produced. NuSight GEMS provides advanced and easy-to-use management capabilities that simplify user configuration of our products as well as diagnostic and management tools. NuSight GEMS is based on widely accepted industry standards and operates with a variety of management software applications.


MARKETING, SALES AND SUPPORT

We focus our sales and marketing efforts on OEMs, VARs, system integrators and distributors. As of December 31, 2000, our worldwide sales and marketing organization included 38 full-time technically trained marketing, sales and support personnel located in the United States, the Netherlands and Taiwan. We have domestic sales offices located in Fremont, Los Angeles, Boston, Chicago and Denver, as well as Reston, Virginia and Sarasota, Florida.

The information in the following paragraph contains forward-looking statements describing our sales and marketing strategy. There are a number of uncertainties that could affect the success of the plan including the timely availability of new products by us, reliability, price and performance characteristics of the components, new and existing products, the introduction of similar products by competitors, pricing actions by competitors and our inability to recruit and retain required sales and marketing staff with the needed skills.

OEMs. We intend to leverage the flexibility of the NuWaveArchitecture to integrate our products into OEMs' product lines in traditional LAN markets and emerging markets such as SAN/NAS, Video, Voice over IP and others. OEMs can exercise significant influence in the development of our target markets because they use our products to deliver complete, factory-configured solutions that are installed and field-serviced by the OEM's technical support organizations. In 2000, we entered into agreements with a number of OEMs to introduce new products and develop new markets. Our sales personnel, in addition to traditional marketing and sales functions, are responsible for initiating and developing relationships with OEM leaders in the computer networking industry. While we do not generally obtain long-term purchase commitments from OEM customers, we enter into contracts with OEM customers to establish the terms and conditions of sales made pursuant to orders from OEMs. Further, the OEM customers typically provide us with a rolling forecast up to three months in advance of shipment.

VARs, System Integrators and Distributors. We have existing relationships with a number of distribution channel customers due to our experience with our legacy products. Our technically trained staff is responsible for initiating and developing relationships with these customers by providing insight into the evolution of the network environment and facilitating the development and deployment of optimal network solutions, domestically and internationally.

In 2000, 74% of our sales were in North America, with the balance of the sales to Asia and Europe representing 15% and 11%, respectively. We have experienced fluctuations in the volume of activity with individual customers and changes in our customer base and expect such fluctuations and changes to continue. The loss of a major customer, reductions of a major order or delay in a major shipment could adversely affect our business and financial performance.

RESEARCH AND DEVELOPMENT

The information in this section contains forward-looking statements describing our product development plans for 2001 and beyond. The successful development and introduction of new products is subject to a number of uncertainties, including our ability to recruit, train and retain adequate numbers of professional engineers, successful design of proprietary ASICs and computer software, design, development and verification testing to confirm that the products meet our standards for quality, reliability and interoperability, availability of components, pricing actions by competitors that may render it unprofitable to introduce the products, unanticipated technical obstacles or delays, and the emergence or wide acceptance of new technologies that could render our products obsolete.

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

We designed the NuWaveArchitecture based on common ASICs and management software to serve as the foundation of all new models in our product line. This enables us to reduce product design and development cycles providing for fast time to market for new products and features.

As of December 31, 2000, we employed 51 personnel in research and development, including ASIC design, software development and quality assurance. We also engage third party consultants to expedite development efforts of certain projects when appropriate. In 2000, our research and development expenses were $11.2 million.

In October 2000, we opened a new software development center at Research Triangle Park in Durham, North Carolina. This location enables us to tap into the pool of software engineering talent in the Durham area and to extend our abilities to deliver superior partner and customer care. Software as well as hardware development will continue to be conducted at our research center in Bohemia, New York, in close coordination with our new software development center in North Carolina.

CUSTOMER SERVICE AND SUPPORT AND QUALITY ASSURANCE

Our customer service and support organization maintains and supports products sold by our sales force to end users and provides technical support to our VARs and OEMs. Generally, our VARs and OEMs provide installation, maintenance and support services to their customers, and we assist them in providing such support. Questions and problems from end users, VARs and OEMs can be handled via telephone, e-mail and facsimile. Our website is continually updated to enable our customers to download the latest technical information and tips, along with firmware, software and product manuals. This same group also conducts new product Beta testing to ensure that our new products will meet customer requirements when those products reach the marketplace.

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

MANUFACTURING

Our manufacturing operations consist of procurement of components and the assembly, testing and quality assurance of finished goods for shipment to customers. We purchase the components of our products, including our proprietary ASICs, circuit boards, integrated circuits and power supplies, from third parties. NEC is the sole manufacturer of our ASICs. We monitor the quality of the purchased components through quality assurance procedures at our headquarters in Fremont, California.

In January 2000, we entered into an agreement with Solectron Corporation, a major contract manufacturer with global capabilities, located in Milpitas, California, to assume all manufacturing responsibilities for NPI. This arrangement enables us to manufacture our products near our North American customer base and accommodate significant increases in production volume, if necessary. Under this contract, Solectron purchases the components for our products and assembles them to our specifications. This further enables us to leverage Solectron's established relationships with suppliers to procure materials at reduced costs and mitigate potential supply constraints. We also use Solectron's extensive resources and expertise to assist us in manufacturing engineering, repair and product testing, and burn-in. We continue to perform all component and supplier qualification, quality assurance and document control at our facilities.

We select suppliers on the basis of technology, manufacturing capacity, quality and cost. Our agreement with Solectron affords us the opportunity to have redundant manufacturing locations for each component. Nevertheless, our reliance on third party suppliers and manufacturers involves risks, including possible limitations on availability of products due to market abnormalities, lack of control over delivery schedules, fluctuating manufacturing yields, and high production costs. The inability of our suppliers to deliver products of acceptable quality and in a timely manner, or our inability to procure adequate supplies of our products could have a material adverse effect on our business, financial condition or operating results.

COMPETITION

The markets in which we compete are intensely competitive and are characterized by frequent new product introductions, changing customer preferences and evolving technology and industry standards. Our competitors continue to introduce products with improved price/performance characteristics, and we must do the same to remain competitive. Increased competition is likely to result in significant price reductions and may result in lower than expected revenues or profit margins, any of which could harm our business, financial condition or operating results.

Many of our current and potential competitors have significantly broader product offerings, greater financial, technical, marketing and other resources, and larger installed bases of customers than we do. While the Layer 3 switching market is still in the early stage of development, competition in this market comes from companies such as Extreme Networks, Foundry Networks, Nortel Networks, Cisco Systems, 3Com and others. We believe that this market will consolidate over time and that this consolidation could adversely affect our ability to compete effectively. A number of companies developing technologies similar to ours have been acquired by our larger competitors. These acquisitions are likely to permit our competitors to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing products to their customer bases. We expect that competition will increase as a result of these and other industry consolidations and alliances. Some of our current and potential OEM customers could develop products internally that would replace our products. The resulting lost sales of our products to any such OEMs, in addition to the increased competition presented by these OEMs, could have a material adverse effect on our business, financial condition and operating results.

We believe that the principal competitive factors in the LAN equipment market include the completeness of product offerings, product quality, price and performance, adherence to industry standards, the degree of interoperability with other networking equipment and time to market for new products. We believe that we compete favorably with respect to each of these factors.

INTELLECTUAL PROPERTY

Our success is dependent upon our proprietary technology. The core of our proprietary technology is the NuWaveArchitecture and our ASICs. We rely principally upon copyright, trademark and trade secret laws to protect our proprietary technology. We generally enter into confidentiality or license agreements with employees, suppliers, customers and potential customers, limiting or prohibiting their disclosure of our proprietary information. Although we hold five U.S. patents covering technology of our legacy products, we do not own any patents or have pending patent applications associated with our NuWaveArchitecture.

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

EXECUTIVE OFFICERS*

The executive officers of NPI and their ages are as follows:

 Name                  Age   Position
- ---------------------  ---   ------------------------------------------------------------
James Regel             58   President, Chief Executive Officer and Director
James Baker             55   Senior Vice President, Engineering, Chief Technical Officer
Joseph Botta            61   Vice President, Operations
Ronald Rutherford       53   Vice President, Worldwide Sales
James Williams          57   Senior Vice President, Finance and Administration, Secretary,
                                Treasurer and Chief Financial Officer

James Regel joined NPI in August 2000 as President, Chief Operating Officer and Director and became Chief Executive Officer in October 2000. From January 2000 to July 2000, Mr. Regel was Vice President of Worldwide Sales at Proxim, a manufacturer of wireless networking products. Mr. Regel joined Proxim in January 2000 through Proxim's acquisition of Wavespan, a high speed wireless networking company, where he served as Chief Executive Officer from June 1999 to January 2000 and Senior Vice President of Sales from March 1997 to June 1999. Previously, he held executive positions in sales and marketing at Verilink Corporation, Network Equipment Technologies and Rolm Corporation.

James Baker has served as Senior Vice President of Engineering and Chief Technical Officer of NPI since December 2000. Prior to joining NPI, Mr. Baker was the Chief Operating Officer of a division of ParkerVision, Inc., a manufacturer of RF products for wireless communications. From August 1997 to April 1999, Mr. Baker was Vice President of Engineering at NetWave Technologies, a wireless local area network equipment manufacturer, which was acquired by Bay Networks. From June 1996 to July 1997, Mr. Baker was President and Chief Operating Officer of MediaWise Networks, an Ethernet switching company. Prior to June 1996, Mr. Baker was President of Loral Data Systems, a manufacturer of network switching products, which is a division of Loral Corporation.

Joseph Botta has been Vice President of Operations of NPI since June 1999. Previously, Mr. Botta was the Principal Owner of Silver Creek Investments. From March 1997 through November 1997, he was Vice President of Operations at ACT Networks, Inc., a wide area network access products manufacturer. From 1988 to 1997, he held various management positions at Whittaker Corporation, a network company, most recently serving as Executive Vice President of Operations.

Ronald Rutherford has served as Vice President of Worldwide Sales since October 2000. From March 1997 to May 2000, Mr. Rutherford served as Vice President of Sales and Customer Support for the Communications Products Division of Harris Corporation, a communications equipment company. Prior to his service at Harris Corporation, Mr. Rutherford held executive positions in sales at Netrix Corporation and Siemens.

James Williams has served as Senior Vice President of Finance and Administration, Secretary, Treasurer and Chief Financial Officer of NPI since December 2000. From March 1999 to September 2000, Mr. Williams was Vice President of Finance, Technology, Operations and Business Integration for E*TRADE Group, a provider of online personal financial services. From November 1997 to February 1999, Mr. Williams was a financial consultant serving in the capacity of a chief financial officer for a number of high-tech companies. Prior to November 1997, Mr. Williams was Executive Vice President of Finance and Chief Financial Officer of Systems Integrators, Inc., a supplier of software products and integration systems for newspaper agencies worldwide.


* As of December 31, 2000

EMPLOYEES

As of December 31, 2000, we employed 118 people, including 51 in research and development, 38 in sales, marketing and technical support, nine in manufacturing operations and 20 in finance and administration. Of those employees, 19 were in international locations. None of our employees is represented by a labor union. We consider our relations with our employees to be good. Competition for employees in our industry and geographical areas is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel.


ITEM 2.           PROPERTIES

Our principal executive offices are located in Fremont, California, and consist of 22,500 square feet under a lease expiring in October 2004. Our research and development facility is located in Long Island, New York, whereby we occupy approximately 24,100 square feet under a lease expiring in October 2007. In addition, we also have a software development center at Research Triangle Park in Durham, North Carolina. We have international sales offices in the Netherlands and Taiwan, as well as domestic sales offices in various states, including California, Colorado, Illinois, Massachusetts, Virginia and Florida. We believe that these existing facilities are adequate for the purposes for which they are currently used.


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


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

Our Common Stock is traded in the over-the-counter market on the Nasdaq National Market. As of March 27, 2001, there were approximately 120 stockholders of record. The following table sets forth, for the fiscal periods indicated, the high and low closing prices for the Common Stock, all as reported by Nasdaq.


  1998                                       High               Low
- ----------------------------- ------------------------ ------------------
  First Quarter                            $ 8.69             $ 6.25
  Second Quarter                             6.94               3.75
  Third Quarter                              4.88               3.00
  Fourth Quarter                             4.88               2.31

  1999
- ----------------------------- ------------------------ ------------------
  First Quarter                            $ 7.25             $ 3.69
  Second Quarter                            19.38               5.75
  Third Quarter                             19.94              16.00
  Fourth Quarter                            47.75              18.88

  2000
- ----------------------------- ------------------------ ------------------
  First Quarter                            $78.50             $35.50
  Second Quarter                            30.75              14.06
  Third Quarter                             19.63              11.56
  Fourth Quarter                            16.44               6.00


We have never paid or declared any cash dividends. It is our present policy to retain earnings to finance the growth and development of the business and, therefore, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                   Years Ended December 31,
                                                   2000         1999          1998         1997         1996
- ---------------------------------------------- ------------ ------------ ------------- ------------ ------------
                                                            (in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales                                        $ 7,514     $ 10,231       $ 28,585      $ 34,798     $ 53,080
Cost of sales                                      9,144        9,410         17,250        25,341       28,590
                                                --------     --------       --------      --------     --------

     Gross profit (loss)                          (1,630)         821         11,335         9,457       24,490
                                                --------     --------       --------      --------     --------
Operating expenses:
   Research and development                       11,233        7,803         11,485         9,757        8,570
   Marketing and selling                          10,672        6,437          6,010        13,242       11,849
   General and administrative                      4,749        3,503          3,234         3,982        3,378
   Restructuring expense                             600            -              -         3,662            -
   Loss (gain) on sale of assets                     620       (1,055)             -             -            -
   Acquired research and development in
    process                                            -            -              -         6,462       13,732
                                                --------     --------       --------      --------     --------
     Total operating expenses                     27,874       16,688         20,729        37,105       37,529
                                                --------     --------       --------      --------     --------
Loss from operations                             (29,504)     (15,867)        (9,394)      (27,648)     (13,039)
Interest income                                    7,262          908          1,505         1,680        1,745
                                                --------     --------       --------      --------     --------
Loss before income taxes                         (22,242)     (14,959)        (7,889)      (25,968)     (11,294)
Provision for (benefit from) income taxes              -            -              -        (3,526)         608
                                                --------     --------       --------      --------     --------
Net loss                                        $(22,242)    $(14,959)      $ (7,889)     $(22,442)    $(11,902)
                                                ========     ========       ========      ========     ========

Net loss per share:
    Basic and diluted                           $  (1.56)    $  (1.19)      $  (0.64)     $  (1.85)    $  (1.01)
                                                ========     ========       ========      ========     ========

Weighted average common shares:
    Basic and diluted                             14,224       12,584         12,281        12,154       11,760
                                                ========     ========       ========      ========     ========


                                                                           December 31,
                                                   2000         1999          1998         1997          1996
- ---------------------------------------------- ------------ ------------ ------------- ------------ -------------
                                                                        (in thousands)
Consolidated Balance Sheet Data:
  Cash, cash equivalents and
       short-term investments                  $ 96,001       $ 9,715     $ 23,351      $ 30,465      $ 45,873
  Working capital                               105,072        12,565       26,070        34,439        54,997
  Total assets                                  115,714        20,852       35,549        45,889        71,434
  Stockholders' equity                          110,904        17,909       30,972        38,679        59,857

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The future events described in such statements involve risks and uncertainties, including:

o    the timely development and market acceptance of our new products;
o our ability to develop and deliver products free from undetected hardware and software errors;
o    the market demand by customers for our new and existing products;
o competitive actions, including pricing actions and the introduction of new competitive products, that may affect the volume of sales of our products;
o uninterrupted supply of key components, including semiconductor devices and other materials, some of which may be sourced from a single supplier;
o    uninterrupted service by contract manufacturers;
o our ability to recruit, train and retain key personnel, including engineers and other technical professionals;
o the development of new technologies rendering our existing technologies and products obsolete;
o    the economies of countries where our products are distributed; and
o    general market conditions.

In evaluating these forward-looking statements, consideration should also be given to the Business Risks discussed in a subsequent section of this annual report.


OVERVIEW

We were incorporated in California in March 1989 and were reincorporated in Delaware in 1994. Our initial business focus was on networking products based on fiber distributed data interface, or FDDI, technology, and we obtained a significant share of the market for FDDI adapter products in the early 1990s. Because the market for FDDI-based products declined significantly beginning in 1995, we developed a new line of Layer 2 Fast Ethernet switching products that we first shipped in early 1996. By 1998, the market for our FDDI-based products and our Layer 2 Fast Ethernet products (together, our "legacy products") declined substantially, and we committed nearly all of our resources to the development of a new line of Layer 3 Gigabit Ethernet switches (collectively "NuWave products") founded on our NuWaveArchitecture, which combines our advanced design and our proprietary application specific integrated circuits, or ASICs. We commenced limited commercial shipments of our first NuWave product in December 1999 and volume shipments of all NuWave products in 2000. We anticipate that substantially all of our revenues in future periods will be derived from sales of NuWave products.

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

In transitioning from our legacy business to our NuWave business, we have incurred significant losses in the past three years primarily reflecting declining revenues of legacy products in conjunction with substantial investments in research and development to bring NuWave products to market. The losses continued through 2000 due to the failure of our NuWave products to achieve significant market penetration and continuing high levels of research and development expenses.

Although we expect revenues to increase to the extent that we broaden the customer base for our NuWave family of products, we cannot assure you that such revenues will exceed production costs and operating expenses in the same periods.

See details of recent developments in Part I, Item 1.


RESULTS OF OPERATIONS

Net Sales

Net sales were $7.5, $10.2 and $28.6 million in 2000, 1999 and 1998, respectively. The decrease in net sales was primarily attributed to the winding down of the legacy business throughout 1999 and 2000, as the demand for our legacy products experienced rapid decline. The decrease in net sales in 2000 was partially offset by volume shipments of NuWave products started in early 2000.

During the second quarter of 2000, the software used in our NuWave products displayed instability in certain network environments. This software instability problem caused delay in shipments and product acceptance testing, reduced orders from customers in the second quarter and negatively impacted our customer demand in the third quarter and, to a lesser extent, the fourth quarter of 2000. Consequently, total net sales in 2000 were substantially lower than originally estimated.

We believe that the software instability issue we experienced during the second quarter of 2000 has been resolved. However, software and hardware errors may occur from time to time in new or enhanced products after commencement of commercial shipments. These potential problems may adversely affect our future operating results by causing delays in recognition of revenue and causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts and causing delay or loss of market acceptance of our products.

Net sales to OEM customers decreased to $4.8 million in 2000 from $5.2 and $19.4 million in 1999 and 1998, respectively. Net sales to the reseller channel, following the same trend, decreased to $2.7 million in 2000 from $5.0 and $9.2 million in 1999 and 1998, respectively. We expect to have a more evenly proportioned mix of revenues from OEM and resellers in the future periods. Net sales to customers in North America were $5.6, $5.7 and $19.7 million in 2000, 1999 and 1998, respectively. The balance of net sales of $1.9, $4.5 and $8.9 million in 2000, 1999 and 1998, respectively, were to Asia and Europe.

Gross Profit/Margin

We had a negative gross margin in 2000, compared to 8% and 40% in 1999 and 1998, respectively. The negative gross margin in 2000 was primarily attributed to the lower than expected sales volume and a one-time charge of $1.5 million to provide reserves for potential excess inventory. We expect our gross margin in the future periods to improve from the current level to the extent sales volume increases. The decrease in gross margin in 1999 compared to 1998 primarily reflected the competitive pricing pressures on the Fast Ethernet products as this market reached the commodity stage. In addition, the decline in production volume of all legacy products resulted in under-utilization of our manufacturing facilities and excess overhead charges.

Research and Development

Research and development expenses were $11.2, $7.8 and $11.5 million in 2000, 1999 and 1998, respectively. The increase in research and development expenses in 2000 compared to 1999 was primarily due to the hiring of additional engineers and increased spending in professional fees and prototype expenses related to enhancing existing products based on the NuWaveArchitecture and developing new products and technologies. We expect that research and development expenses will continue to increase in the future periods, as we believe that continued investment in research and development activities is essential to achieve our strategic objectives. The decrease in research and development expenses in 1999 from 1998 primarily reflected reduction in compensation, overhead costs and project costs associated with the termination of legacy product development, including the divestiture of our research and development office in Taiwan in June 1999.

Marketing and Selling

Marketing and selling expenses were $10.7, $6.4 and $6.0 million in 2000, 1999 and 1998, respectively. The increase in marketing and selling expenses in 2000 compared to 1999 was primarily due to increased spending in advertising, trade shows and other marketing activities in conjunction with the launch of NuWave products. In addition, during the second half of 2000, we rapidly expanded our sales organization by adding sales personnel across the U.S., in order to effectively penetrate the reseller channel and seek additional OEM customers. Beginning in the latter part of 1998 and continuing throughout 1999, we added staff to the sales and marketing group, including technicians and senior management, and launched advertising campaigns to draw OEM interest, which was reflected in the increased spending in 1999 compared to 1998.

General and Administrative

General and administrative expenses were $4.7, $3.5 and $3.2 million in 2000, 1999 and 1998, respectively. The increase in general and administrative expenses in 2000 compared to 1999 was primarily attributed to increased professional fees incurred for recruiting activities, investor relations and information technology related services. In addition, we incurred higher insurance expenses starting the fourth quarter of 2000 as a result of an overall tightening of the liability insurance market. In 1999, we incurred higher professional fees, which was the primary factor resulting in increased expenses in 1999 compared to 1998. These professional fees included the engagement of an investor relations firm and increased fees paid to information system consultants to prepare our systems for year 2000 issues.

Restructuring

In August 2000, we approved and announced a plan to divest our manufacturing facility in Taiwan. Solectron, our contract manufacturer, has agreed to manufacture all of our products after the divestiture. The objective of this divestiture is to reduce manufacturing overhead and improve gross margins by utilizing Solectron's advantages in materials procurement and production capacity. The divestiture plan consisted of terminating 57 employees in the manufacturing and the general and administrative functions, selling manufacturing equipment and closing the manufacturing facility. These actions resulted in a restructuring expense of $600,000, which included $550,000 for severance and $50,000 for facility related charges. As of December 31, 2000, we have paid $410,000 in total for severance and facility related charges. We completed the divestiture in the first quarter of 2001.

Loss (gain) on Sale of Assets

During the fourth quarter of 2000, we recorded a net loss on sale of assets of $620,000 in connection with the closure of the manufacturing facility in Taiwan discussed above. In June 1999, we completed the sale of our research and development facilities in Hsin-chu, Taiwan, and recorded a gain of $1,055,000, net of payments of broker fees and severance of $216,000. We divested this research and development facility to reduce our investment in the legacy products and to focus our resources on the commercialization of NuWave products.

Interest Income

Interest income was $7.3 million in 2000, compared to $908,000 and $1.5 million in 1999 and 1998. The increase in interest income in 2000 was due to a net increase in the aggregate balance of cash, cash equivalents and short-term investments, of which approximately $165 million was received in March 2000 from our follow-on public offering. The decrease in interest income in 1999 from 1998 was primarily due to the declining balance of cash, cash equivalents and short-term investments throughout 1999 and 1998.

Income Taxes

We did not record a tax benefit associated with the net loss incurred in 2000, 1999 and 1998, as we deemed that it was more likely than not that the deferred tax assets will not be realized based on evidence available and, accordingly, a full valuation allowance was provided. During 1998, we received an income tax refund of $4 million as a result of the carryback claim of the 1997 net operating loss to offset net income recognized in 1995 and 1994. The related tax benefit was fully recognized in 1997.

Recent Accounting Pronouncement

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In June 2000, SFAS No.133 was amended by SFAS No. 138, which amended or modified certain issues discussed in SFAS No. 133. We will adopt SFAS No. 133 and SFAS No. 138 during the year ending December 31, 2001. To date, we have not engaged in derivative or hedging activities. The adoption of SFAS No. 133 and SFAS No. 138 will have no material impact on our results of operations or financial condition.

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

Our subsidiary in the Netherlands is a sales office for the entire European region. Sales made to all European countries are denominated in US dollars. Expenses incurred by this subsidiary are currently paid in guilders, the legacy currency. Sales to all European customers accounted for 11%, 14% and 10% of our total sales in 2000, 1999 and 1998, respectively; and 6% of our total operating expenses in 2000, 1999 and 1998 were attributed to this subsidiary. Due to the immateriality of expenses of the Netherlands subsidiary relative to our operations as a whole, we believe the Euro conversion will not have any significant impact to our results of operations during and after the transition period.


LIQUIDITY AND CAPITAL RESOURCES

The aggregate balance of cash, cash equivalents and short-term investments was $96 million at December 31, 2000, compared to $9.7 million at December 31, 1999. The increase of $86.3 million was primarily due to the net proceeds of $165 million received from our follow-on public offering of 2,875,000 shares of common stock completed in March 2000, partially offset by cash used in financing our operations, capital expenditures and the common stock repurchase program.

Net cash used in operating activities in 2000 was $26 million, which was primarily attributed to our net loss of $22.2 million and increases in accounts receivable and inventories of $1.1 million and $6.8 million, respectively, partially offset by depreciation and amortization of $2.5 million and increases in accounts payable and accrued liabilities of $1.9 million in total. We expect negative cash flows from operations to continue until we realize operating income. In 1999, net cash used in operating activities was $13.7 million, which was principally attributed to the net loss of $15.0 million, partially offset by a decrease in accounts receivable of $3 million.

Our capital expenditures totaled $3.8 million in 2000, which included approximately $640,000 of leasehold improvements and furniture and fixtures added to the new research and development facility in Long Island, New York. The relocation to this new research and development facility was completed in November 2000. The balance of the capital expenditures in 2000 was primarily related to purchases of test equipment and related software for research and development activities. In 1999, capital expenditures totaled $2.6 million, of which approximately $650,000 was related to capital expenditures for the corporate headquarters in Fremont, California.

In 2000, our Board of Directors approved a common stock repurchase program, pursuant to which we are authorized to repurchase up to five million shares of our common stock. As of December 31, 2000, we have repurchased 3,485,000 shares of our common stock with a total purchase price of approximately $53.7 million. The common stock repurchase program may take up to one year to complete, and we expect to use our capital resources in such repurchase.

On March 31, 2001 we entered into a series of related agreements with FalconStor, Inc. ("FalconStor"), a privately held company, pursuant to which the Company purchased Series C Preferred Stock of FalconStor having an aggregate price of $25,000,000 and obtained an exclusive option to merge with FalconStor. See more details in Part I, Item 1 of this report.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments that are expected to be used for general corporate purposes, including expansion of operations and capital expenditures. We may also use these capital resources to acquire or invest in businesses, technologies, products or services that are complementary to our business. From time to time we have discussed potential strategic acquisitions and investments in third parties. Other than as disclosed in this Report, we currently have no agreements or commitments regarding any acquisitions or investments. In addition to our cash, cash equivalents and short-term investments, we also have a $5 million revolving bank line of credit, which expires on June 1, 2001, and is renewable on an annual basis. Borrowings under the line of credit bear interest at the bank's prime rate. There were no borrowings under the line of credit as of December 31, 2000.

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

If we fail to complete the proposed merger with FalconStor, our stock price may decline and our business and operating results may suffer.

We have entered into an Option Agreement dated March 30, 2001 with FalconStor, Inc. pursuant to which we have the right to merge with FalconStor on the terms set forth in the form of merger agreement attached to the Option Agreement. The merger agreement contains conditions which we and/or FalconStor must meet in order to consummate the merger. In addition, the merger agreement may be terminated by either FalconStor or us under specified circumstances. If the merger is not completed for any reason, we may be subject to a number of risks, including the following:

     o depending on the reasons for termination, we may be required to pay a termination fee of $3,000,000 in cash to FalconStor;

     o the market price of our common stock may decline to the extent that the relevant market price reflects a market assumption that the merger will be completed;

     o many costs related to the merger, such as legal, accounting, financial advisor and financial printing fees, have to be paid regardless of whether the merger is completed; and

     o there will be substantial disruption to our business and distraction of our workforce and management team.

In addition, in response to the announcement of the merger, our customers may delay or defer product purchase or other decisions. Any delay or deferral in product purchase or other decisions by customers could harm our business, regardless of whether the merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with our company until the merger is completed and our strategies with respect to our employees are announced or executed. As a result, our ability to attract and retain key management, sales, marketing and technical personnel may suffer. Further, because the exchange ratio in the merger agreement fluctuates depending on our assets at closing, we may be required to take actions designed to preserve the value of our assets that could significantly hinder our ability to continue our current business. In particular, we are evaluating strategic alternatives with respect to the continuation of our Ethernet switch business that could result in our exit from this business. We anticipate that the announcement of the transactions with FalconStor and our potential exit from the switch business will adversely affect our average selling prices. If such an exit occurred, and if the proposed merger were not completed, there would be substantial uncertainty about the nature of our future business.

We have a history of losses, expect future losses and cannot assure you that we will achieve profitability.

We have experienced net losses in each of the last four fiscal years, and we cannot be certain that we will realize sufficient revenue to achieve profitability. We expect that we will continue to incur significant sales and marketing and product development costs associated with our NuWave products. Consequently, we will need to generate significantly higher revenue to achieve and sustain profitability. To date, due in large part to software instability problem identified in the second quarter of 2000, sales of our NuWave products have not increased in accordance with our expectations. If we do not increase sales of our NuWave products, we will continue to experience losses indefinitely. In addition, we have discontinued production of the Layer 2 Fast Ethernet and FDDI products that accounted for our historical revenues. We cannot assure you that we will be able to sell all remaining inventories relating to these products.

Substantially all of our future revenue depends on the commercial success of products based on our NuWaveArchitecture, and if these products do not achieve market acceptance, our business will be seriously harmed.

Substantially all of our future revenue depends on the commercial success of products based on our NuWaveArchitecture. If these products fail to meet the needs of our target customers, or if they do not compare favorably in price and performance to competing solutions, our revenue will not grow. We cannot assure you that these products will achieve market acceptance. Partly as a result of software instability problems, we have made only limited sales of these products, and it is possible that sales will not increase to levels necessary for profitable operations. If products based on our NuWaveArchitecture do not satisfy our customers' requirements or our target customers do not widely adopt, purchase and successfully deploy our new products, our revenue will not grow significantly, or possibly at all, and our business, financial condition and results of operations will be seriously harmed.

If our products contain undetected software or hardware errors, we could incur significant unexpected expenses and lost sales.

When LAN equipment is first released, it frequently contains undetected software or hardware errors. We have experienced these errors in the past, including the software instability issue that adversely affected our operating results in the second quarter of 2000, our competitive position in the marketplace and our customer relations, and we expect that errors will be found from time to time in new or enhanced products after commencement of commercial shipments. The software instability issue resulted in delayed shipments and lost sales, and any future problems of this nature may materially adversely affect our business by causing us to incur significant warranty and repair costs, diverting the attention of our engineering personnel from our product development efforts, causing significant customer relations problems or causing shipment delays as the errors are corrected.

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

The market for local area network, or LAN, equipment is intensely competitive. Our principal competitors include Alcatel, Bay Networks, Cabletron Systems, Cisco Systems, Ericsson, Extreme Networks, Foundry Networks, Lucent Technologies, Nortel Networks, Siemens, and 3Com. Many of our current and potential competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and larger installed customer bases, than we do. These competitors have developed or could in the future develop new technologies that compete with our products or render our products obsolete. We believe that this market will consolidate over time and that this consolidation could adversely affect our ability to compete effectively. A number of companies developing technologies similar to ours have been acquired by our larger competitors. These acquisitions are likely to permit our competitors to devote significantly greater resources to the development and marketing of new competitive products and the marketing of existing products to their installed bases. We expect that competition will increase as a result of these and other industry consolidations and alliances.

To remain competitive, we must, among other things, invest significant resources in developing new products with superior performance at competitive prices, enhance our NuWaveArchitecture products and maintain customer satisfaction. If we fail to do so, our products may not compete favorably, and our revenue and future profitability could suffer.

The average selling prices of our products may decrease rapidly, which may reduce gross margins or revenue if we are unable to reduce our cost of goods sold.

The enterprise LAN equipment industry has experienced rapid erosion of average selling prices due to a number of factors, including competitive pricing pressures and rapid technological change. We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices. We anticipate that the average selling prices of our products will decrease in the future in response to competitive pricing pressures, increased sales discounts, new product introductions by us or our competitors or other factors. Therefore, to maintain our gross margins, we must develop and introduce on a timely basis new products and product enhancements and continually reduce our product costs. As the average selling prices for our products are expected to decline, we will need to reduce our product costs, particularly the cost of our ASICs. To reduce the cost of ASICs, we intend to integrate chips and reduce die sizes. However, we cannot be certain when or if such price reductions will occur. If we fail to achieve cost reductions, our revenue and gross margins will decline which will affect our operating results.

We must develop and expand our OEM relationships and other indirect distribution channels to increase revenue and improve our operating results.

Our distribution strategy focuses primarily on developing and expanding indirect distribution channels through original equipment manufacturers, or OEMs and resellers, as well as expanding our field sales organization. If we fail to develop and cultivate relationships with OEMs and resellers, or if these parties are not successful in their sales efforts, sales of our products may fail to increase and may even decrease. The ability and willingness of OEM and reseller customers to promote our products is based upon a number of factors beyond our control. In addition, some of our current and potential OEM and reseller customers may begin to offer products that will compete with or replace our products. The resulting lost sales of our products to any such customers, in addition to the increased competition presented by the products offered by our OEM and reseller customers, will harm our business, financial condition and operating results.

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

In order to support our indirect distribution channels, we plan to expand our field sales and support staff. We cannot assure you that this internal expansion will be successfully completed, that the cost of this expansion will not exceed the revenue generated or that our expanded sales and support staff will be able to compete successfully against the significantly more extensive and well-funded sales and marketing operations of many of our current or potential competitors. Our inability to effectively establish our distribution channels or manage the expansion of our sales and support staff could limit our ability to grow and increase revenue.

If we do not keep pace with technological changes, our products may become obsolete and our business may suffer.

The LAN equipment market is characterized by rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. If we do not address these changes by regularly introducing new products, our product line will become obsolete. Alternative technologies could achieve widespread market acceptance and displace the Ethernet technology on which our product lines and architecture are based. For example, developments in routers and routing software could also significantly reduce demand for our products. We cannot assure you that our technological approach will achieve broad market acceptance or that other technologies or devices will not supplant our approach.

When we announce new products or product enhancements that have the potential to replace or shorten the life cycle of our existing products, customers may not purchase our existing products. These actions could harm our operating results by decreasing sales, increasing our inventory levels of older products and exposing us to greater risk of product obsolescence.

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

Since we depend on a small number of OEM and distribution channel customers for a significant portion of our revenue in any period, the loss of any of these customers or any cancellation or delay of a large purchase by any of these customers could significantly reduce our revenue.

We anticipate that, although our largest customers may vary from period-to-period, a small number of key OEM and reseller customers will account for a significant portion of our revenues in each fiscal period. We cannot assure you that we will be able to obtain new OEM and reseller customers or maintain relations with existing OEM and reseller customers. The loss of any key customers, or a significant reduction in sales to those customers, could significantly reduce our revenue. Because our expense levels are based on our expectations as to future revenue and to a large extent are fixed in the short term, a substantial reduction or delay in sales of our products to, or the loss of any significant OEM, reseller or other customer, or unexpected returns from resellers could harm our business, operating results and financial condition.

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

We currently purchase several key components used in the manufacture of our products from single or limited sources and depend upon supply from these sources to meet our needs. We may encounter shortages and delays in obtaining components in the future that materially adversely affect our ability to meet customer orders. In particular, NEC Corporation is the sole manufacturer of the ASICs that form the core of our NuWaveArchitecture products. We do not have a long-term supply contract with NEC that obligates them to continue to supply components to us, and it is possible that NEC could allocate its resources to its other customers in the future, which could materially disrupt our ability to manufacture our products and meet customer demands. Qualifying an alternative manufacturer of our ASICs would be time consuming, costly and disruptive. In addition, we acquire certain microprocessors and other integrated circuits as well as a custom designed power supply from sole source suppliers. While we believe we could qualify alternative suppliers for these products, any delays caused by supply disruptions could result in increased component prices that could adversely affect our gross margins. We also use certain components including memory components and printed circuit boards that we acquire from limited sources that create risks similar to those created by our sole source supply arrangements.

If we do not accurately estimate our supply requirements, we may have a delay in satisfying customer orders.

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

Because we rely on third parties for substantially all of our manufacturing, failures by these third parties to provide products of sufficient quality and quantity could cause us to delay product shipments, which could result in delayed or lost revenues or customer dissatisfaction.

We rely on third parties, in particular Solectron Corporation, for substantially all of our manufacturing. Our reliance on Solectron involves particular risks. Our dependence on Solectron increases our exposure to possible shortages of key components, product performance shortfalls and reduced controls over delivery schedules, manufacturing capability, quality assurance, quantity and costs. If Solectron or any other third-party manufacturer experiences delays, disruptions, earthquakes, capacity constraints or quality control problems in its manufacturing operations, then product shipments to our customers could be delayed, which would negatively impact our net revenues, competitive position and reputation.

We may in the future need to find new contract manufacturers in order to increase our volumes or to reduce our costs. We may not be able to find contract manufacturers that meet our needs, and even if we do, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming. If we are required or elect to change contract manufacturers, we may lose revenues, and our customer relationships may suffer.

If we lose key personnel or are unable to hire additional qualified personnel as necessary, we may not be able to successfully manage our business or achieve our objectives.

Our success depends to a significant degree upon the continued contributions of our key management, engineering, sales and marketing, finance and manufacturing personnel, many of whom would be difficult to replace. We do not have key person insurance covering any of our personnel. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing, finance and manufacturing personnel. For example, our products and services require a sophisticated sales effort targeted at several levels within a prospective customer's organization. Unless we expand our sales force, we will not be able to increase revenue. Competition for these personnel is intense, and we have had difficulty hiring employees, particularly software engineers, in the timeframe we desire. There can be no assurance that we will be successful in attracting and retaining the personnel we require. The loss of the services of any of our key personnel, the inability to attract or retain qualified personnel in the future, or delays in hiring required personnel, particularly engineers and sales personnel, could make it difficult for us to manage our business and meet key objectives. In addition, companies in the networking industry whose employees accept positions with competitors frequently claim that competitors have engaged in unfair hiring practices. We could incur substantial costs in defending ourselves against any such claims, regardless of the merits of such claims.

If our products do not comply with evolving industry standards and complex government regulations, they may not achieve market acceptance, which may prevent us from increasing our revenue or achieving profitability.

The market for LAN equipment is characterized by the need to support industry standards as they emerge, evolve and achieve acceptance. We will not be competitive unless we continually introduce new products and product enhancements that meet these emerging standards. In addition, in the United States our products must comply with various regulations and standards defined by the Federal Communications Commission, or FCC, and Underwriters Laboratories. Internationally, products that we develop may be required to comply with standards established by telecommunications authorities in various countries as well as with recommendations of the International Telecommunication Union. If we do not comply with existing or evolving industry standards or if we fail to obtain timely domestic or foreign regulatory approvals or certificates, we may experience delays in product shipments or be unable to sell our products where these standards or regulations apply, which could prevent us from increasing our revenue or achieving profitability.

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

Our products must interoperate with products from other vendors. As a result, when problems occur in a network, it may be difficult to identify the source of the problem. The occurrence of hardware and software errors, whether caused by our products or another vendor's products, could result in the delay or loss of market acceptance of our products, and any necessary revisions may require us to incur significant expenses. The occurrence of any such problems would likely have a material adverse effect on our business, operating results and financial condition.

We may be subject to intellectual property infringement claims that are costly to defend and may adversely affect our business and ability to compete.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, many leading network companies have extensive patent portfolios with respect to networking technology. From time to time, third parties, including leading companies, have asserted against us and others exclusive patent, copyright, trademark and other intellectual property rights to technologies and related standards that are important to us. Third parties may assert claims or initiate litigation against us or our manufacturers, suppliers or customers alleging infringement of their proprietary rights with respect to our existing or future products. Any of these claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop non-infringing technology or enter into royalty or license agreements. These royalty or license agreements, if required, may not be available on acceptable terms, if at all. If there is a successful claim of infringement or if we fail to develop non-infringing technology or license the proprietary rights on a timely basis, we will be unable to use this technology, and our business could be harmed.

If we fail to protect our intellectual property, or if others use our proprietary technology without authorization, our competitive position may suffer.

Our success and ability to compete are substantially dependent upon our internally developed technology and know-how. We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. However, we do not own any patents nor do we have any patent applications pending that relate to our NuWaveArchitechture products. We enter into confidentiality or license agreements with our employees, consultants and corporate partners, and control access to and distribution of our software, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. If so, we will lose any competitive advantage we have, and our business will suffer.


ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash equivalents and short-term investments ("investments") are exposed to financial market risk due to fluctuations in interest rates, which may affect the interest income and the fair values of our investments. We manage the exposure to financial market risk by performing ongoing evaluation of our investments and investing in short-term, high quality debt securities, of which the majority mature within 12 months. In addition, we do not use investments for trading or other speculative purposes. As of December 31, 2000, the average rate of return on the investments was approximately 6.4%. A hypothetical 10% fluctuation in interest rates would change the interest income by approximately $614,000 per annum. In addition, due to the relative short maturities of our investments as of December 31, 2000, we expect that the impact of fluctuations in interest rates on the fair values of investments is immaterial. However, from time to time, we may adjust the average maturity of our investments, in order to maximize the rate of return on investments considering the overall market condition, as well as when our liquidity requirement changes. Such adjustment to the average maturity may affect the magnitude of the fluctuation in the fair value of our investments in the event interest rates increase or decrease.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:                                                       Page

    Report of Independent Accountants.....................................   24
    Consolidated Balance Sheets at December 31, 2000 and 1999.............   25
    Consolidated Statements of Operations for the Years Ended
       December 31, 2000, 1999 and 1998...................................   26
    Consolidated Statements of Stockholders' Equity for the Years Ended
       December 31, 2000, 1999 and 1998...................................   27
    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000, 1999 and 1998...................................   28
    Notes to Consolidated Financial Statements............................   29


Financial Statement Schedule:

         Schedule II - Valuation and Qualifying Accounts for the
            Years Ended December 31, 2000, 1999 and 1998..................   43


Schedules other than those listed above have been omitted since either they are not required or the information is included in the financial statements included herewith.

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Network Peripherals Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Network Peripherals Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
San Jose, California
January 26, 2001, except as to Note 13
which is as of March 30, 2001

                            NETWORK PERIPHERALS INC.

                           CONSOLIDATED BALANCE SHEETS

                 (in thousands, except share and per share data)


                                                                                     December 31,
                                                                                  2000           1999
- ---------------------------------------------------------------------------- --------------- --------------
ASSETS

Current assets:
     Cash and cash equivalents                                                  $  33,810        $ 4,730
     Short-term investments                                                        62,191          4,985
     Accounts receivable, net of allowance for doubtful accounts and
        returns of $259 and $364                                                    1,479            428
     Receivable from sale of assets                                                     -            720
     Inventories                                                                   10,626          3,830
     Prepaid expenses and other current assets                                      1,776            815
                                                                             --------------- --------------
              Total current assets                                                109,882         15,508
Property and equipment, net                                                         5,547          4,984
Other assets                                                                          285            360
                                                                             --------------- --------------
                                                                                $ 115,714        $20,852
                                                                             =============== ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $   1,902        $ 1,534
     Accrued liabilities                                                            2,908          1,409
                                                                             --------------- --------------
              Total current liabilities                                             4,810          2,943
                                                                             --------------- --------------

Commitments (Note 6)

Stockholders' equity:
     Preferred Stock, $0.001 par value, 2,000,000 shares authorized;
        no shares issued or outstanding                                                 -              -
     Common Stock, $0.001 par value, 60,000,000 shares authorized;
        12,907,000 and 12,749,000 shares issued and outstanding                        16             13
     Additional paid-in capital                                                   234,820         65,955
     Accumulated deficit                                                          (70,301)       (48,059)
     Accumulated other comprehensive income                                           106              -
                                                                             --------------- --------------
                                                                                  164,641         17,909
     Treasury stock, 3,485,000 shares of Common Stock, at cost                    (53,737)             -
                                                                             --------------- --------------
              Total stockholders' equity                                          110,904         17,909
                                                                             --------------- --------------
                                                                                $ 115,714        $20,852
                                                                             =============== ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            NETWORK PERIPHERALS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

                                                                        Years Ended December 31,
                                                                2000              1999             1998
- ---------------------------------------------------------- ---------------- ----------------- ----------------
Net sales                                                   $   7,514          $ 10,231          $28,585
Cost of sales                                                   9,144             9,410           17,250
                                                           ---------------- ----------------- ----------------
     Gross profit (loss)                                       (1,630)              821           11,335
                                                           ---------------- ----------------- ----------------
Operating expenses:
   Research and development                                    11,233             7,803           11,485
   Marketing and selling                                       10,672             6,437            6,010
   General and administrative                                   4,749             3,503            3,234
   Restructuring expense                                          600                 -                -
   Loss (gain) on sale of assets                                  620            (1,055)               -
                                                           ---------------- ----------------- ----------------
     Total operating expenses                                  27,874            16,688           20,729
                                                           ---------------- ----------------- ----------------
Loss from operations                                          (29,504)          (15,867)          (9,394)
Interest income                                                 7,262               908            1,505
                                                           ---------------- ----------------- ----------------
Loss before income taxes                                      (22,242)          (14,959)          (7,889)
Income taxes                                                        -                 -                -
                                                           ---------------- ----------------- ----------------
Net loss                                                    $ (22,242)         $(14,959)         $(7,889)
                                                           ================ ================= ================


Net loss per share:
    Basic and diluted                                       $   (1.56)         $  (1.19)         $ (0.64)
                                                           ================ ================= ================

Weighted average common shares:
    Basic and diluted                                          14,224            12,584           12,281
                                                           ================ ================= ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            NETWORK PERIPHERALS INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (in thousands)


                                     Common Stock                                 Accumulated
                                  ------------------   Additional                    Other
                                  Number of              Paid-in    Accumulated  Comprehensive   Treasury
                                    Shares   Amount      Capital      Deficit        Income        Stock       Total
- --------------------------------- ---------  ------    -----------  -----------  -------------  ----------  -----------
Balance at December 31, 1997       12,252       $12     $  63,878   $ (25,211)         $  -     $      -     $ 38,679
Issuance of Common Stock upon
  exercise of stock options             8         -            38           -             -            -           38
Issuance of Common Stock under
  employee stock purchase plan         32         -           144           -             -            -          144
Net loss                                -         -             -      (7,889)            -            -       (7,889)
                                   -------   -------   -----------  -----------  -------------  ----------  -----------

Balance at December 31, 1998       12,292        12        64,060     (33,100)            -            -       30,972
Issuance of Common Stock upon
  exercise of stock options           457         1         1,895           -             -            -        1,896
Net loss                                -         -             -     (14,959)            -            -      (14,959)
                                   -------   -------   -----------  -----------  -------------  ----------  -----------

Balance at December 31, 1999       12,749        13        65,955     (48,059)            -            -       17,909
Issuance of Common Stock in
  follow-on public offering         2,875         3       165,361           -             -            -      165,364
Issuance of Common Stock upon
  exercise of stock options           768         -         3,504           -             -            -        3,504
Common Stock repurchased           (3,485)        -             -           -             -      (53,737)     (53,737)
Net loss                                -         -             -     (22,242)            -            -      (22,242)
Change in unrealized gain on
  investments                           -         -             -           -           106            -          106
                                                                                                            ----------
Comprehensive loss                      -         -             -           -             -            -      (22,136)
                                   -------   -------   -----------  -----------  -------------  ----------  ----------

Balance at December 31, 2000       12,907       $16     $ 234,820   $ (70,301)         $106     $(53,737)    $110,904
                                   =======   =======   ===========  ===========  =============  ==========  ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            NETWORK PERIPHERALS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)


                                                                                 Years Ended December 31,
                                                                             2000           1999          1998
- ------------------------------------------------------------------      -------------  -------------  ------------
Cash flows from operating activities:
     Net loss                                                              $(22,242)    $ (14,959)    $ (7,889)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
       Depreciation and amortization                                          2,495         1,826        2,000
       Loss (gain) of sale of assets                                            620        (1,055)           -
       Changes in assets and liabilities:
         Accounts receivable                                                 (1,051)        3,002        1,740
         Inventories                                                         (6,796)         (706)      (1,707)
         Income tax refund receivable                                             -            -         3,983
         Prepaid expenses and other assets                                     (926)         (131)        (146)
         Accounts payable                                                       368          (916)         779
         Accrued liabilities                                                  1,499          (718)      (2,956)
                                                                        -------------  -------------  ------------
              Net cash used in operating activities                         (26,033)      (13,657)      (4,196)
                                                                        -------------  -------------  ------------

Cash flows from investing activities:
     Purchases of short-term investments                                    (57,100)            -       (3,443)
     Purchases of property and equipment                                     (3,836)       (2,559)      (2,644)
     Proceeds from sale of assets, net of expenses                              918           684            -
     Proceeds from sales or maturity of short-term investments                    -        12,829            -
     Holdback amount from acquisition                                             -             -         (456)
                                                                        -------------  -------------  ------------

              Net cash provided by (used in) investing activities           (60,018)       10,954       (6,543)
                                                                        -------------  -------------  ------------

Cash flows from financing activities:
     Proceeds from issuance of common stock, net of offering costs          168,868         1,896          182
     Repurchase of common stock                                             (53,737)            -            -
                                                                        -------------  -------------  ------------
              Net cash provided by financing activities                     115,131         1,896          182
                                                                        -------------  -------------  ------------

Net increase (decrease) in cash and cash equivalents                         29,080          (807)     (10,557)
Cash and cash equivalents, beginning of year                                  4,730         5,537       16,094
                                                                        -------------  -------------  ------------
Cash and cash equivalents, end of year                                     $ 33,810       $ 4,730     $  5,537
                                                                        =============  =============  ============

Supplemental disclosure of cash flow information
     Non-cash transactions:
        Receivable from sale of assets                                     $      -       $   720     $      -



              The accompanying notes are an integral part of these
                       consolidated financial statements

                            NETWORK PERIPHERALS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - THE COMPANY

Network Peripherals Inc., a Delaware corporation (the "Company"), designs and manufactures Layer 2 and Layer 3 functionality Ethernet and Gigabit Ethernet switching products, which it markets primarily to original equipment manufacturers, distributors, value-added resellers and system integrators. The Company's switching products are designed for use in workgroups, wiring closets and network backbones.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less to be cash equivalents. The Company's short-term investments consist of marketable debt securities, substantially of which have maturities between three months and one year. All marketable debt securities included in short-term investments have been classified as available-for-sale and are carried at fair market value, and the unrealized gains or losses on these investments are included as a separate component of the stockholders' equity. For the years ended December 31, 1999 and 1998, there were no material unrealized gains or losses on investments.

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

Revenue Recognition

Revenue from product sales is recognized when pervasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collectibility is probable. The Company provides to certain distributors limited rights of return and price protection on unsold inventory when specific conditions exist. Provisions for estimated costs of warranty repairs, product returns, and retroactive price adjustments are recorded at the time products are shipped based on past experience. Allowances for uncollectible accounts receivable are provided at the time such receivable is deemed uncollectible.

In December 1999, the Securities and Exchange Commissions issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 in the fourth quarter of 2000 did not have a material effect on the Company's results of operations or financial condition.

                            NETWORK PERIPHERALS INC.

Inventories

Inventories are stated at the lower of cost, using the first-in, first-out method, or market.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful life of the asset, typically three years. Depreciation of the Company's enterprise resource planning systems, its information systems infrastructure, and certain manufacturing equipment is based on an estimated useful life of five years. Amortization of leasehold improvements is computed using the remaining lease term.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the identifiable net assets acquired and is amortized on a straight-line basis over the expected period of benefit, generally five years. Periodically, the Company evaluates the goodwill for impairment and estimates the future undiscounted cash flows of the acquired business to ensure that the carrying value has not been impaired. As of December 31, 2000 and 1999, goodwill, net of accumulated amortization, was $53,000 and $93,000, respectively, and was included in other assets.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising costs totaled $2,293,000, $634,000 and $381,000 in 2000, 1999 and 1998, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which recognizes deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement reported amounts, and for net operating loss and credit carryforwards. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

Foreign Currency Translation

The functional currency of the Company's subsidiaries in Taiwan and the Netherlands is the U.S. dollar. Accordingly, gains or losses arising from the translation of foreign currency financial statements and transactions are included in determining consolidated results of operations.

Employee Benefit Plans

The Company has stock option plans and offers a 401(k) plan covering all of its U.S. employees. The 401(k) plan provides for matching contributions determined at the Company's discretion. The Company matched 50% of each employee's contribution up to $3,000 in 2000 and $1,000 in 1999. The matching contributions totaled $202,000 and $59,000 in 2000 and 1999, respectively. No such matching contributions were made in 1998.

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

In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." FIN 44 clarifies the application of APB Opinion No. 25 regarding (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a stock option plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions cover specific events that occurred after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's results of operations or financial condition.

Net Loss Per Share

Basic earnings per share are computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method. During 2000, 1999 and 1998, the Company incurred net losses, such that the inclusion of potential common shares would result in an antidilutive per share amount. Accordingly, no adjustment is made to the basic net loss per share to arrive at the diluted net loss per share.

Comprehensive Loss

For the year ended December 31, 2000, the Company's comprehensive loss included net loss and the change in unrealized gain on investments. There were no reconciling items between the Company's net loss and comprehensive loss for the years ended December 31, 1999 and 1998.

Recent Accounting Pronouncement

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In June 2000, SFAS No.133 was amended by SFAS No. 138, which amended or modified certain issues discussed in SFAS No. 133. The Company will adopt SFAS No. 133 and SFAS No. 138 during the year ending December 31, 2001. To date, the Company has not engaged in derivative or hedging activities. The adoption of SFAS No. 133 and SFAS No. 138 will have no material impact on the Company's results of operations or financial condition.

Reclassifications

Certain reclassifications have been made to the prior years' amounts in order to conform to the current year's presentation.

                            NETWORK PERIPHERALS INC.

NOTE 3 - CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (in thousands)

                                                                                                   December 31,
                                                                 December 31, 2000                     1999
                                                    ------------------------------------------    -------------
                                                                    Unrealized
                                                     Amortized       Holding      Fair Market      Fair Market
                                                         Cost       Gain(Loss)       Value            Value
          ----------------------------------------- ------------- ------------- --------------    -------------
          Cash and cash equivalents:
             Cash and money market funds              $ 14,037        $  -         $ 14,037          $ 2,442
             Corporate debt securities                  19,773           -           19,773            2,288
                                                    ------------- ------------- --------------    -------------
                                                        33,810           -           33,810            4,730
                                                    ------------- ------------- --------------    -------------
          Short-term investments:
             Corporate debt securities                  46,680          97           46,777                -
             U.S. government agencies' securities       13,501           9           13,510            4,985
             Municipal government securities             1,904           -            1,904                -
                                                    ------------- ------------- --------------    -------------
                                                        62,085         106           62,191            4,985
                                                    ------------- ------------- --------------    -------------
                 Total                                $ 95,895       $ 106         $ 96,001          $ 9,715
                                                    ============= ============= ==============    =============

          The amortized cost at December 31, 1999 approximated fair market value.


NOTE 4 - BALANCE SHEET COMPONENTS (in thousands)

                                                                          December 31,
                                                                       2000          1999
          ------------------------------------------------------- ------------- --------------
          Inventories:
             Raw materials                                           $ 3,764       $ 2,285
             Work-in-process                                               7           401
             Finished goods                                            6,855         1,144
                                                                  ------------- --------------
                                                                    $ 10,626       $ 3,830
                                                                  ============= ==============
          Property and equipment:
             Computers and equipment                                 $ 9,408       $ 8,106
             Leasehold improvements                                      993           528
             Furniture and fixtures                                      760           750
                                                                  ------------- --------------
                                                                      11,161         9,384
             Accumulated depreciation                                 (5,614)       (4,400)
                                                                  ------------- --------------
                                                                     $ 5,547       $ 4,984
                                                                  ============= ==============
          Accrued liabilities:
             Consulting expenses                                     $ 1,588       $    49
             Salaries and benefits                                       583           592
             Warranty                                                    230           375
             Others                                                      507           393
                                                                  ------------- --------------
                                                                     $ 2,908       $ 1,409
                                                                  ============= ==============

                            NETWORK PERIPHERALS INC.

NOTE 5 - LINE OF CREDIT

The Company currently has a $5 million revolving bank line of credit, which expires on June 1, 2001. The line of credit can be used for either letter of credit or working capital purposes. Borrowings under the line of credit bear interest at the bank's prime rate and are secured by the Company's short-term investments of the same amount at the bank. There were no borrowings under the line of credit in 2000 and 1999.


NOTE 6 - COMMITMENTS

The Company has various operating leases related to its facilities, including its corporate headquarters in Fremont, California, which expires in October 2004, and its research and development facility in Long Island, New York, which expires in October 2007. Rent expense for all of the Company's facilities totaled $880,000, $760,000, and $764,000 in 2000, 1999 and 1998, respectively.

Future minimum lease payments under operating leases as of December 31, 2000 are as follows (in thousands):

          Years ending December 31,
                   2001                 $   827
                   2002                     895
                   2003                     831
                   2004                     777
                   2005                     511
                   Thereafter               989
                                      -------------
                                        $ 4,830
                                      =============


NOTE 7 - CAPITAL STOCK

Authorized Shares of Common Stock

On April 25, 2000, the Company's stockholders approved an increase in the number of authorized shares of Common Stock from 20 million to 60 million shares.

Follow-on Public Offering

In March 2000, the Company completed a follow-on public offering of 2,875,000 shares of its Common Stock at a price of $60.875 per share, resulting in net proceeds to the Company of approximately $165 million, after deducting offering costs.

Treasury Stock

In 2000, the Company's Board of Directors approved a common stock repurchase program, pursuant to which the Company may repurchase up to five million shares of its Common Stock in the open market. As of December 31, 2000, the Company has repurchased 3,485,000 shares of its Common Stock with a total purchase price of approximately $53.7 million.

Employee Stock Purchase Plan

Effective May 1998, the Company terminated its Employee Stock Purchase Plan, which allowed eligible employees to purchase the Company's Common Stock at a discount through payroll deductions. Prior to the termination of the Employee Stock Purchase Plan, the Company reserved 250,000 shares of Common Stock for issuance thereunder, and the Company has issued 223,606 shares of Common Stock for an aggregate purchase price of $1,434,000.

                            NETWORK PERIPHERALS INC.

Stock Option Plans

The Company's 1999 Stock Plan, as amended, (the "1999 Plan") provides for the granting of nonstatutory stock options and restricted stock awards to eligible employees and consultants. Pursuant to the 1999 Plan, the Company has reserved 2,500,000 shares of the Company's Common Stock for issuance, and the terms and conditions of nonstatutory stock options and restricted stock awards are determined by the Company's Board of Directors, provided that the exercise price for a nonstatutory stock option is not less than 85% of the fair market value of the Company's Common Stock on the date of the grant. As of December 31, 2000, options to purchase 644,384 shares of Common Stock were outstanding, 1,855,616 shares were available for future grant, and 2,500,000 shares were authorized but unissued under the 1999 Plan.

The Company's 1997 Stock Plan, as amended, (the "1997 Plan") provides for the granting of incentive and nonstatutory stock options and restricted stock awards to eligible employees, directors and consultants. The Company has reserved 3,500,000 shares of the Company's Common Stock for issuance under the 1997 Plan. Pursuant to the 1997 Plan, the terms and conditions of stock options are determined by the Company's Board of Directors, provided that (i) the exercise price for incentive stock options is not less than the fair market value of the Company's Common Stock on the date of grant and (ii) the exercise price for nonstatutory stock options is not less than 85% of the fair market value of the Company's Common Stock on the date of grant. Options under the 1997 Plan vest over a period determined by the Board of Directors, which is generally four years. As of December 31, 2000, options to purchase 2,411,844 shares of Common Stock were outstanding, 341,465 shares were available for future grant, and 2,753,309 shares were authorized but unissued under the 1997 Plan.

Upon adoption of the 1997 Plan in April 1997, the Company terminated the 1993 Stock Option Plan (the "1993 Plan") and the 1996 Nonstatutory Stock Option Plan (the "1996 Plan"). No further stock options were granted under the 1993 Plan or the 1996 Plan. Outstanding options and shares issued upon the exercise of options granted continue to be governed by the terms and conditions of the respective plans. As of December 31, 2000, options to purchase a total of 353,567 shares of Common Stock were outstanding under the 1993 Plan and the 1996 Plan.

The 1994 Outside Directors Stock Option Plan, as amended, (the "1994 Plan") which provides for the automatic granting of nonqualified stock options to directors of the Company ("Outside Director"), has a total of 150,000 shares reserved for issuance. Pursuant to the 1994 Plan, the Company grants to each new Outside Director an option to purchase 15,000 shares of Common Stock at the time of their appointment and to each Outside Director an additional option to purchase 5,000 shares of Common Stock on the date of each annual meeting of stockholders. The exercise price of the stock options will be the fair market value of the Common Stock on the date of grant, and options vest over a period of four years. As of December 31, 2000, options to purchase 70,000 shares of Common Stock were outstanding, 69,584 shares were available for future grant, and 139,584 shares of Common Stock were authorized but unissued under the 1994 Plan.

Stock options generally expire 10 years from the date they are granted.

                            NETWORK PERIPHERALS INC.

The following table summarizes stock option activity for all of the Company's stock option plans (in thousands, except per share amounts):

                                                                        Options      Weighted Average
                                                                      Outstanding     Exercise Price
         ----------------------------------------------------------- --------------- ----------------
         Balance at December 31, 1997                                    2,597           $ 5.41
           Granted                                                       1,298             4.11
           Exercised                                                        (9)            4.23
           Canceled                                                     (1,087)            6.17
                                                                     ---------------
         Balance at December  31, 1998 (913 shares  exercisable  at
           a weighted average price of $4.71 per share)                  2,799             4.52
           Granted                                                         688            15.62
           Exercised                                                      (457)            4.14
           Canceled                                                       (230)            6.70
                                                                     ---------------
         Balance at December  31, 1999  (1,177  shares  exercisable
           at a weighted average price of $4.72 per share)               2,800             7.13
           Granted                                                       2,092            16.28
           Exercised                                                      (768)            4.54
           Canceled                                                       (644)            9.28
                                                                     ---------------
         Balance at December  31, 2000  (1,051  shares  exercisable
           at a weighted average price of $6.88 per share)               3,480           $12.90
                                                                     ===============

The Company has elected to continue to follow APB Opinion No. 25 to account for its employee stock options and adopted the disclosure-only requirements of SFAS No. 123. SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method in accordance with SFAS No. 123. The fair value of these options is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatilities of 110% in 2000, 93% in 1999 and 82% in 1998; risk-free interest rates of 5.1% in 2000, 6.2% in 1999 and 4.6% in 1998; expected lives of 3.5 years in 2000 and 1999 and 2.5 years in 1998; and no dividend yield for all periods.

Had compensation cost for the Company's employee stock-based plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per share would have been as follows (in thousands, except per share amounts):

                                                           Years ended December 31,
                                                      2000           1999          1998
         ------------------------------------ -------------- -------------- -------------
         Net loss - as reported                  $ (22,242)     $ (14,959)     $ (7,889)
         Net loss - pro forma                      (29,756)       (18,523)      (11,368)

         Net loss per share:
            Basic and diluted- as reported           (1.56)         (1.19)        (0.64)
            Basic and diluted- pro forma             (2.09)         (1.47)        (0.93)

The weighted average estimated grant date fair values, as defined by SFAS No. 123, for options granted under the stock option plans during 2000, 1999 and 1998 were $11.46, $10.25 and $1.98, respectively.

                            NETWORK PERIPHERALS INC.

The following table summarizes information about stock options outstanding at December 31, 2000 (in thousands, except per share amounts):

                                          Outstanding                                 Exercisable
                       ---------------------------------------------------    ----------------------------
                                        Weighted Average       Weighted                        Weighted
     Range of                              Remaining            Average                         Average
 Exercise Prices           Shares       Contractual Life    Exercise Price        Shares    Exercise Price
                                           (in years)
- -------------------    -------------- --------------------- --------------    ------------- --------------
 $2.63 - $4.50                235             7.6              $3.66               202          $3.66
  4.56 -  4.94                776             6.1               4.92               632           4.93
  5.25 -  8.25                375             9.2               7.50                53           6.73
  9.11 - 11.88                768             9.7              11.12                13          10.71
 12.50 - 13.38                433             9.7              13.35                 1          13.00
 14.00 - 19.72                439             8.8              16.14               112          15.99
 21.63 - 73.06                454             9.1              35.24                38          28.41
                       --------------                                         -------------
                            3,480             8.5              12.90             1,051           6.88
                       ==============                                         =============


NOTE 8 - INCOME TAXES

The following is a geographical breakdown of consolidated loss before income taxes (in thousands):

                                                                         Years ended December 31,
                                                                     2000          1999          1998
         ------------------------------------------------------ ------------- ------------- --------------
         Domestic                                                $ (19,731)    $ (13,898)     $ (7,302)
         Foreign                                                    (2,511)       (1,061)         (587)
                                                                ------------- ------------- --------------
                                                                 $ (22,242)    $ (14,959)     $ (7,889)
                                                                ============= ============= ==============

No federal or state income taxes or income tax benefits were recorded for the years ended December 31, 2000, 1999 and 1998, as the Company incurred net operating losses during these periods and potential deferred tax benefits associated with net operating loss carryforwards were completely offset by a full valuation allowance.

Deferred tax assets consist of the following (in thousands):

                                                                        December 31,
                                                                     2000          1999
         ------------------------------------------------------ ------------- -------------
         Net operating loss and credit carryforwards               $18,315       $11,635
         Reserves and accruals not currently deductible                984           987
         Capitalized research and development costs                    910           367
         Inventories                                                   456           585
         Other                                                         631           251
                                                                ------------- -------------
             Gross deferred tax assets                              21,296        13,825
               Valuation allowance                                 (21,296)      (13,825)
                                                                ------------- -------------
             Net deferred tax assets                                 $   -         $   -
                                                                ============= =============

Management believes that, based on a number of factors, it is more likely than not that the deferred tax assets will not be realized, such that a full valuation allowance has been recorded.

As of December 31, 2000, the Company has federal net operating loss carryforwards of approximately $44 million, which will expire beginning in 2013. For state tax purposes, the Company has net operating loss carryforwards of approximately $15.5 million, which will expire beginning in 2002.

                            NETWORK PERIPHERALS INC.

NOTE 9 - RESTRUCTURING

In August 2000, the Company approved and announced a plan to divest its manufacturing facility in Taiwan. A turnkey manufacturer will manufacture all of the Company's products after the divestiture. The objective of the divestiture is to reduce manufacturing overhead and improve gross margins by taking advantage of the turnkey manufacturer's economies of scale in materials procurement and production capacity. The divestiture plan consisted of terminating 57 employees in the manufacturing and the general and administrative functions, selling manufacturing equipment and closing the manufacturing facility. These actions resulted in a restructuring expense of $600,000, which included $550,000 for severance and $50,000 for facility related charges. The Company completed the divestiture in the first quarter of 2001. The following table summarizes the activities of the accrual for restructuring expense in 2000 (in thousands):

                                                                 Closure of
                                                   Severance      Facility       Total
         ---------------------------------------- ------------- ------------- -------------
         Reserve provided                          $ 550,000      $ 50,000     $ 600,000
         Reserve utilized                           (391,000)      (19,000)     (410,000)
                                                  ------------- ------------- -------------
         Balance at December 31, 2000              $ 159,000      $ 31,000     $ 190,000
                                                  ============= ============= =============


NOTE 10 - SALE OF ASSETS

During the fourth quarter of 2000, the Company recorded a net loss on sale of assets of $620,000 in connection with the closure of its manufacturing facility in Taiwan discussed in Note 9 above. In June 1999, the Company sold its research and development facility located in Hsin Chu, Taiwan, for a total of $1,620,000, of which $900,000 was received in 1999, and the remaining balance of $720,000 was received in July 2000. In connection therewith, the Company recorded a gain of $1,055,000, net of payments of broker fees and severance of $216,000.


NOTE 11 - GEOGRAPHIC INFORMATION

The Company operates in one business segment, which is the design, development, production, marketing and support of high performance networking solutions. Geographic information relating to the Company's net sales and long-lived assets is reported in the tables below.

Net sales based on customers' locations are as follows (in thousands):

                                          Years ended December 31,
                                      2000          1999           1998
         ----------------------- ------------- -------------- -------------
         North America             $ 5,569        $ 5,732      $ 19,695
         Asia                        1,086          3,047         5,900
         Europe                        859          1,452         2,990
                                 ------------- -------------- -------------
                                   $ 7,514       $ 10,231      $ 28,585
                                 ============= ============== =============

No one foreign country accounted for more than 10% of the Company's net sales in 2000. Sales to Taiwan-based customers accounted for 17% of the Company's net sales in 1999 and 1998.

                            NETWORK PERIPHERALS INC.

Long-lived assets, which consist of property and equipment and other assets, are reported below based on the location of an asset (in thousands):

                                         December 31,
                                      2000          1999
         ----------------------- ------------- --------------
         North America              $5,708         $3,593
         Asia                          117          1,728
         Europe                          7             23
                                 ------------- --------------
                                    $5,832         $5,344
                                 ============= ==============


NOTE 12 - CONCENTRATIONS

The Company's proprietary ASICs (Application-Specific Integrated Circuits) are currently manufactured by a single foundry. In addition, subsequent to the closure of the Company's manufacturing facility in Taiwan in the fourth quarter of 2000, all of the Company's products are manufactured by one turnkey manufacturer. In the event that the foundry or the turnkey manufacturer fails to deliver the expected volumes or meet the required quality standard, the Company may experience delay in production of its products and loss of revenues, which could adversely impact the Company's operating results

The following table summarizes the percentage of net sales accounted for by the Company's significant customers with sales of 10% or more:

                                         Years ended December 31,
                                     2000          1999           1998
         ----------------------- ------------- -------------- -------------
         Customer A                  32%            36%           35%
         Customer B                  11%             -             -
         Customer C                   -              -            11%


NOTE 13 - SUBSEQUENT EVENT

On March 30, 2001, the Company entered into a series of related agreements with FalconStor, Inc. ("FalconStor"), a privately held company, pursuant to which the Company purchased Series C Preferred Stock of FalconStor having an aggregate purchase price of $25,000,000, and obtained an exclusive option to merge with FalconStor. FalconStor develops and markets network storage infrastructure software that enables storage over IP using standard industry components such as Gigabit Ethernet, Fibre Channel and SCSI, with planned support for iSCSI and Infiniband. The investment agreements provide that the Company has the right to designate one member of FalconStor's board of directors and entitle the Company to liquidation, registration, voting and preemptive rights customary for venture capital style investments.

The option agreement gives the Company the right to merge with FalconStor. The form of merger agreement provides that, as consideration for all outstanding shares of FalconStor's stock, the Company would issue a number of newly issued shares of its common stock determined in accordance with a formula. The number of shares issuable in the merger would depend upon a number of variable factors, including the trading price per share of the Company's common stock at the time of the merger, the Company's assets at the time of the merger and other factors. The actual number of shares is expected to result in the Company's current stockholders having a one-third interest in the combined entity. In addition, the Company would assume all outstanding options to acquire shares of FalconStor's common stock, which would result in the potential issuance of approximately 4,500,000 shares if those options vested and were exercised. The merger would be structured as a tax free reorganization and would be accounted for as a purchase. Completion of the merger would be subject to the expiration of the applicable Hart-Scott-Rodino waiting period, stockholder approval and other customary closing conditions. In the event that the Company does not exercise the option, and under certain other circumstances, the Company may be required to pay FalconStor a penalty of $3,000,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is no reportable information under this item.


                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding directors is included under "Election of Directors" in our Proxy Statement for the 2001 Annual Meeting.


ITEM 11.     EXECUTIVE COMPENSATION

The information required by this item is included under "Compensation of Executive Officers" and "Report of the Compensation Committee on Executive Compensation" in our Proxy Statement for the 2001 Annual Meeting.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under "Share Ownership by Principal Stockholders and Management" and "Election of Directors" in our Proxy Statement for the 2001 Annual Meeting.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" in our Proxy Statement for the 2001 Annual Meeting.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The information required by subsections (a)1 and (a)2 of this item are included in the response to Item 8 of Part II of this Annual Report on Form 10-K.

(a)      Exhibits
         --------
         3.1 (1)           Amended and Restated Certificate of Incorporation.
         3.2 (1)           By-Laws.
         3.3 (14)          Certificate of Amendment of the Certificate of Incorporation.
         4.1 (1)           Fourth Amended and Restated Investor Rights Agreement dated July 15, 1993.
        10.1 (1)           Form of Indemnity Agreement for directors and officers.
        10.2 (1)*          Amended and Restated 1993 Stock Option Plan and forms of agreement thereunder.
        10.4 (1)*          1994 Outside Directors Stock Option Plan and form of agreement thereunder.
        10.18 (4)          Purchase Agreement among Network Peripherals Inc., Network Peripherals,  Ltd., NuCom
                           Systems, Inc., and the shareholders of NuCom, dated January 31, 1996.
        10.23 (5)*         Agreement with Glenn Penisten dated May 15, 1996.
        10.26 (7)          Purchase Agreement among Network Peripherals Inc.,  NetVision  Corporation,  and the
                           shareholders of NetVision , dated April 29, 1997.
        10.28 (6)*         Amended 1994 Outside Directors Option Plan.
        10.29 (8)(10)      Development and Purchase  Agreement with Sun Microsystems,  Inc., dated February 25, 1994.
        10.30 (8)(10)      Corporate Supply Agreement with Sun Microsystems, Inc., dated March 31, 1997.
        10.35 (9)*         Salary Continuation Agreement with Glenn Penisten dated October 31, 1997.
        10.37 (9)*         Salary Continuation Agreement with James Sullivan dated October 31, 1997.
        10.39 (10)*        Amended 1997 Stock Plan.
        10.41 (10)*        Employment  Agreement with William  Rosenberger  dated June 11, 1998, and subsequent amendment dated October 19, 1998.
        10.42 (10)*        Salary Continuation Agreement with Jerry McDowell dated October 19, 1998.
        10.43 (10)*        Salary Continuation Agreement with Wilson Cheung dated January 13, 1999.
        10.44 (10)*        Salary Continuation Agreement with Robert Zecha dated January 13, 1999.
        10.45 (11)         Agreement for Purchase and Sale of Assets dated June 14, 1999.
        10.46 (12)         Lease Agreement dated August 31, 1999.
        10.47 (13)*        Salary Continuation Agreement with Joseph Botta dated June 21, 1999.
        10.49 (13)*        1999 Stock Plan.
        10.50 (14)*        Amended Employment Agreement with William Rosenberger.
        10.51 (14)         Lease Agreement with Fortunato Development dated March 30, 2000.
        10.52 (15)         Line of Credit Agreement with Wells Fargo Bank dated June 1, 2000.
        10.53 (15)*        Amended 1997 Stock Plan.
        10.54 (16)*        Employment Agreement with James Regel dated September 12, 2000.
        10.55 *            Amended 1999 Stock Plan.
        10.56 *            Employment Agreement with Ronald Rutherford dated October 17, 2000.
        10.57 *            Employment Agreement with James Williams dated December 13, 2000.
        10.58 *            Employment Agreement with James Baker dated December 13, 2000.
        10.59 *            Letter to Joseph Botta dated December 18, 2000 regarding executive retention plan.
        21    (10)         Subsidiaries of the Registrant.
        23.4               Consent of Independent Accountants.

(b)      Reports on Form 8-K
         -------------------
         None

         (1) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-78350).
         (2) Confidential treatment has been granted as to part of this Exhibit.
         (3) Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1994 (File
                No. 0-23970).
         (4) Incorporated by reference to the Registrant's report on Form 8-K filed on March 31, 1996 (File No. 0-23970).
         (5) Incorporated by reference to the corresponding exhibit in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 0-23970).
         (6) Incorporated by reference to the corresponding exhibit in the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-23970).
         (7) Incorporated by reference to the Registrant's report on Form 8-K filed on May 14, 1997 (File No. 0-23970).
         (8) The Registrant has filed portions of these agreements separately with the Commission and has requested that those portions be afforded confidential treatment.
         (9) Filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.
         (10) Filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
         (11) Incorporated by reference to the corresponding exhibit in the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
         (12) Incorporated by reference to the corresponding exhibit in the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
         (13) Incorporated by reference to the corresponding exhibit in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
         (14) Incorporated by reference to the corresponding exhibit in the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000.
         (15) Incorporated by reference to the corresponding exhibit in the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
         (16) Incorporated by reference to the corresponding exhibit in the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
            *   Management contract or compensatory plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 2, 2001.

                                        NETWORK PERIPHERALS INC.


                                        By:  /s/  JAMES REGEL
                                           -----------------------------------
                                           James Regel
                                           President and Chief Executive Officer
                                           (Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 2, 2001.

Signature                                Title
- ---------                                -----
/s/ James Regel                          President, Chief Executive Officer and Director
- -----------------------------------        (Principal Executive Officer)
James Regel



 /s/ James Williams                      Senior Vice President of Finance and Administration,
- -----------------------------------        Secretary, Treasurer and Chief Financial Officer
James Williams                             (Principal Financial and Accounting Officer)



/s/ Glenn Penisten                       Chairman of the Board
- -----------------------------------
Glenn Penisten



/s/ Thomas Brown                         Director
- -----------------------------------
Thomas Brown



/s/ Michael Gardner                      Director
- -----------------------------------
Michael Gardner



/s/ Charles Hart                         Director
- -----------------------------------
Charles Hart

                            NETWORK PERIPHERALS INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

SCHEDULE II


                                                                       Additions
                                                               -------------------------
                                                   Balance at   Charged to   Charged to                 Balance at
                                                    Beginning    Costs and        Other                        End
                                                      of Year     Expenses     Accounts    Deductions      of Year
- ------------------------------------------------ ------------- ------------ ------------ ------------- ------------
Year ended December 31, 1998
    Allowance for doubtful accounts                     $ 298         $  -          $ -        $(215)         $ 83
    Allowance for sales returns and other                 886           82            -         (528)          440
      credits
                                                 ------------- ------------ ------------ ------------- ------------
     Total allowances for doubtful accounts
     and sales returns                                  1,184           82            -         (743)          523

Year ended December 31, 1999
    Allowance for doubtful accounts                        83           47            -          (71)           59
    Allowance for sales returns and other                 440            -            -         (135)          305
      credits
                                                 ------------- ------------ ------------ ------------- ------------
     Total allowances for doubtful accounts
     and sales returns                                    523           47            -         (206)          364

Year ended December 31, 2000
    Allowance for doubtful accounts                        59          220            -         (240)           39
    Allowance for sales returns and other                 305            -            -          (85)          220
      credits
                                                 ------------- ------------ ------------ ------------- ------------
     Total allowances for doubtful accounts
     and sales returns                                  $ 364         $220          $ -        $(325)         $259
                                                 ============= ============ ============ ============= ============