Form 10-K/A
period 2000-12-31
NETWORK PERIPHERALS INC
filed 2001-04-27
CIK 922521

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

The undersigned registrant hereby amends Part III of its Annual Report for the fiscal year ended December 31, 2000 on Form 10-K as set forth in the pages attached hereto:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name and age of each director of the Company, the principal occupation of each during the past five years, and the period during which each has served as a director of the Company:

Class I Directors Serving for a Three-Year Term Expiring in 2001:

Michael Gardner, age 55, has served as a director of NPI since May 1998. From July 1999 to the present, he has been Executive Vice President of Worldwide Operations at Blue Pumpkin Software, a software company. From February 1998 to April 1999, he served as Senior Vice President for Sybase, Inc., an information management software company. From November 1996 to February 1998, he was Chief Operating Officer for ACT Networks, a wide-area network access products manufacturer. From May 1995 to November 1996, he was President of Whittaker Communications (formerly Hughes LAN Systems), a networking company.

James Regel, age 58, joined NPI in August 2000 as President, Chief Operating Officer and Director and became Chief Executive Officer in October 2000. From January 2000 to July 2000, Mr. Regel was Vice President of Worldwide Sales at Proxim, a manufacturer of wireless networking products. Mr. Regel joined Proxim in January 2000 through Proxim's acquisition of Wavespan, a high speed wireless networking company, where he served as Chief Executive Officer from June 1999 to January 2000 and Senior Vice President of Sales from March 1997 to June 1999. Previously, he held executive positions in sales and marketing at Verilink Corporation, Network Equipment Technologies and Rolm Corporation.

Class II Director Serving for a Three-Year Term Expiring in 2002:

Thomas Brown, age 59, has served as a director of NPI since July 2000. From 1990 until his retirement in January 1997, Mr. Brown was an executive officer at Xircom, Inc., a provider of networking and information access solutions for mobile computer users. From 1997 until the present, Mr. Brown has served as a director of several private companies, including Bourns, Inc., Computer Economics, Inc. and Intematix. In addition, he has worked as a consultant in the networking and telecommunications industry.

Class III Directors Serving for a Three-Year Term Expiring in 2003:

Charles Hart, age 63, has served as a director of NPI since November 1996. From August 2000 to present, Mr. Hart is the Chairman and Chief Executive Officer of SurfMonkey Inc., a family Internet technology company. From February 1999 to August 2000, he was the Chief Executive Officer of SANetworks, Inc., a manufacturer of networking interface cards and switches. Previously in 1998, he served as the Chief Executive Officer and a director of Micronics Computers Inc., a supplier of advanced system boards for high-performance personal computers. From April 1997 through February 1998, he served as the Executive Vice President, Business Development, for NPI. From August 1995 to May 1997, he was a founding board member of InsWeb Corporation, an internet technology company providing a vertically integrated marketplace for the insurance industry on the World Wide Web. Previously, he held positions of President and Chief Executive Officer at Semaphore Communications Corporation, Phaser Systems, Etak, Inc. and Nestar Systems, Inc. Mr. Hart also serves as a director of CES Communications Ltd. in New Zealand.

Glenn Penisten, age 69, has served as the Chairman of the Board of Directors of NPI since June 1996. From 1985 to present, he has been a partner of Alpha Partners, a venture capital firm. He has served as Chief Executive Officer for several leading technology companies including: Superconductor Technologies, Inc., from May 1987 to June 1988; American Microsystems, Inc., from July 1976 to December 1984; and Data Transmission Co., from February 1972 to April 1976. Mr. Penisten has also held director level positions at Dataproducts Corporation, Sanders Associates and Gould, Inc. He served as a corporate officer at Texas Instruments, Inc., and chairman of the American Electronics Association. Mr. Penisten currently serves as director for IKOS Systems, Bell Microproducts, Pinnacle Systems, and Superconductor Technologies, Inc.

There are no family relationships among any directors or executive officers of the Company.

Compliance with Section 16(a) of the Exchange Act

The Company believes that, under the rules of Securities and Exchange Commission ("SEC") for reporting of securities transactions by executive officers and directors, all required reports were timely filed during 2000, except for Ronald Rutherford, Vice President of Worldwide Sales, and James Baker, Senior Vice President of Engineering and Chief Technology Officer, who were late in filing Form 3.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the compensation of the Company's Chief Executive Officer, the two other most highly compensated executive officers and the two former executive officers whose salary and bonus for the year ended December 31, 2000 exceeded $100,000. The individuals included in the table will be collectively referred to as the "Named Officers."

                                                                            Long-Term
                                              Annual Compensation         Compensation
         Name and                         --------------------------         Awards         All Other
    Principal Position             Year     Salary        Bonus (1)        Options (1)   Compensation (2)
----------------------------------------------------------------------------------------------------------
James Regel                        2000    $145,833      $      -           375,000            $   -
  President and CEO

Joseph Botta                       2000     151,000             -            62,500                -
  Vice President of Operations     1999      70,062             -            85,000                -

Robert Zecha                       2000     172,884             -            32,500            3,000
  Vice President of Research and   1999     152,884        62,500            10,000            1,000
  Development                      1998     167,875             -            20,000                -

William F. Rosenberger             2000     221,474       200,000                 -           86,333
  (former President and CEO)       1999     250,000        75,000                 -            1,000
                                   1998     125,000        50,000(3)        500,000                -

James Sullivan                     2000     228,923(4)          -            10,000            3,000
  (former Vice President of        1999     246,086(4)          -            15,000            1,000
Sales)
                                   1998     253,574(4)          -            60,000                -

----------
(1) From time to time, the Compensation Committee reviews the performance of an executive officer and may award cash bonuses and/or stock options to an officer.
(2) The stated amounts for all Named Officers, except for Mr. Rosenberger, were the Company's matching contributions to the Company's 401(k) plan. Mr. Rosenberger's amount for year 2000 included a payment of $83,333 based on the terms of his separation agreement and $3,000 of the Company's matching contributions.
(3) Bonus paid to Mr. Rosenberger in 1998 was pursuant to "sign-on" provisions in the employment contract.

(4) Included in Mr. Sullivan's salaries were commissions of $125,750, $96,086, $103,574 in 2000, 1999 and 1998, respectively.

Compensation of Directors

Directors who are not employees of the Company (an "Outside Director") are entitled to receive a director fee of $4,000 per fiscal quarter so long as they remain directors of the Company. Directors do not receive any additional or special remuneration for their services on any of the committees established by the Board of Directors.

An Outside Director is eligible to participate in the Company's 1994 Outside Directors Stock Option Plan (the "Outside Directors Plan"). The Outside Directors Plan, as amended, provides for the automatic granting of nonstatutory stock options to Outside Directors of the Company. Each new Outside Director will be granted an option to purchase 15,000 shares of the Company's Common Stock on the date of election. Each continuing Outside Director will be granted an option to purchase 5,000 shares of Common Stock on the date of each annual meeting of stockholders.

Option Grants in Last Fiscal Year

The following table sets forth details regarding stock options granted to the Named Officers in 2000. The Company granted no stock appreciation rights in 2000. In addition, in accordance with the SEC rules, the table shows the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term. The actual value, if any, an executive may realize will depend on the spread between the market price and the exercise price on the date the option is exercised.

                                           Individual Grants
                         ------------------------------------------------------  Potential Realizable Value at
                             Number of    Percent of                             Assumed Annual Rates of Stock
                            Securities  Total Options   Exercise                 Price Appreciation for Option
                            Underlying    Granted to     or Base                            Term (1)
                              Options    Employees in    Price      Expiration    -----------------------------
          Name                Granted    Fiscal Year    Per Share      Date            5%           10%
--------------------------------------------------------------------------------------------------------------
James Regel                  250,000        11.95%    $ 13.375      08/01/2010    $2,102,866    $5,329,076
                             125,000         5.98%      11.875      08/24/2010       933,515     2,365,711

Joseph Botta                  12,500         0.60%      24.375      04/18/2010       191,616       485,593
                              50,000         2.39%      11.875      08/24/2010       373,406       946,285

Robert Zecha                  12,500         0.60%      24.375      04/18/2010       191,616       485,593
                              20,000         0.96%      11.875      08/24/2010       149,362       378,514

William F. Rosenberger             -             -           -          -                  -             -

James Sullivan                10,000         0.48%      24.375      04/18/2010       153,293       388,475

----------
(1) The potential gain is calculated based on the fair market value of the Company's Common Stock on the date of grant, which is equal to the closing price reported on the Nasdaq National Market. These amounts only represent certain assumed rates of appreciation as established by the SEC. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Company and overall stock market conditions. There can be no assurance that the amounts reflected in this table or the associated rates of appreciation will be achieved.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

The following table sets forth certain information concerning options exercised by the Named Officers during 2000, including the aggregate value of gains on the date of exercise. In addition, this table includes the number of shares covered by both exercisable and unexercisable stock options as of year-end. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Company's Common Stock.

                                                          Number of Securities         Value of Unexercised
                                                     Underlying Unexercised Options    In-the-Money Options
                              Shares                       at Fiscal Year End         at Fiscal Year End (1)
                             Acquired       Value    ----------------------------- ----------------------------
          Name              on Exercise   Realized    Exercisable   Unexercisable   Exercisable   Unexercisable
---------------------------------------------------------------------------------------------------------------
James Regel                        -     $        -           -        375,000       $      -        $     -
Joseph Botta                       -              -      31,875        115,625              -              -
Robert Zecha                  15,000      1,078,594      97,915         64,585        159,842         37,502
William F. Rosenberger       285,102      2,699,438       6,564              -         15,179              -
James Sullivan                94,165      1,156,463           -              -              -              -

----------

(1) Market value of underlying securities, based on the closing price of the Company's Common Stock, as reported by the Nasdaq National Market System, on December 31, 2000 of $6.4375, minus the exercise price.

Employment Contracts and Change in Control Arrangements

In September 2000, the Company entered into an employment agreement with James Regel whereby Mr. Regel agreed to become the President and Co-Chief Executive Officer. Pursuant to the employment agreement, Mr. Regel's annual base salary is $250,000, and Mr. Regel is eligible to earn an annual bonus of $100,000, of which $75,000 is guaranteed during the first 12 months of his employment and the payment of the remaining balance is based on the attainment of performance objectives determined by the Compensation Committee. Mr. Regel was granted an option to purchase 375,000 shares of the Company's Common Stock with a vesting period of four years. If a change in control occurs during the first six months of Mr. Regel's employment, 50% of his unvested stock options will immediately vest; if a change in control occurs between the seventh- and the twelfth-month of employment, 75% of his unvested stock options will immediately vest; and if a change in control occurs after 12 months, all of his unvested stock options will immediately vest. If Mr. Regel is terminated without cause or resigns upon constructive termination following a change of control, he is entitled to receive the following: (i) an amount equal to his annual base salary at the time of termination, (ii) medical insurance coverage for one year, and (iii) immediate vesting of all unvested stock options which remain exercisable for one year following the termination. In October 2000, the Compensation Committee approved an increase in Mr. Regel's annual base salary to $350,000, retroactively effective as of the commencement of his employment with the Company, and any guaranteed bonus already paid was considered part of the increased salary.

In October 2000, the Company entered into an employment agreement with Ronald Rutherford whereby Mr. Rutherford agreed to be the Vice President of Worldwide Sales. The employment agreement provides that Mr. Rutherford's annual base salary is $155,000 and that his annual target commission is set at $100,000. Upon the commencement of his employment with the Company, Mr. Rutherford was granted an option to purchase 160,000 shares of the Company's Common Stock with a vesting period of four years. If a change in control occurs during the first 12 months of employment, 50% of Mr. Rutherford's stock options will immediately vest, and if a change in control occurs after 12 months, all of Mr. Rutherford's stock options will immediately vest. If Mr. Rutherford is terminated without cause, he will receive a severance payment equal to his six-month base salary.

In December 2000, the Company entered into an employment agreement with James Williams whereby James Williams accepted the position of Senior Vice President of Finance and Administration, Secretary, Treasurer and Chief Financial Officer. The employment agreement with Mr. Williams provides that his annual base salary is $225,000. Upon the commencement of his employment with the Company, Mr. Williams was granted an option to purchase 175,000 shares of the Company's Common Stock with a vesting period of four years. If a change in control occurs during the first six months of employment, 50% of Mr. Williams' stock options will immediately vest; if a change in control occurs between the seventh- and the twelfth-month of employment, 75% of Mr. Williams' stock options will immediately vest; and if a change in control occurs after 12 months, all of Mr. Williams' stock options will immediately vest. If Mr. Williams is terminated without cause, he will receive a severance payment equal to his six-month base salary.

In December 2000, the Company also entered into an employment agreement with Mr. Baker whereby Mr. Baker agreed to be the Senior Vice President of Engineering and Chief Technology Officer. The employment agreement with Mr. Baker provides that his annual base salary is $235,000 and that he is eligible to earn a bonus of $150,000 based on the performance objectives set forth in the bonus plan. Upon the commencement of his employment with the Company, Mr. Baker was granted an option to purchase 200,000 shares of the Company's Common Stock with a vesting period of four years. If a change in control occurs during the first 12 months of employment, 50% of Mr. Baker's stock options will immediately vest, and if a change in control occurs after 12 months, all of Mr. Baker's stock options will immediately vest. If Mr. Baker is terminated without cause, he will receive a severance payment in the amount of his six-month base salary.

The Company has entered into a separation and release agreement with Joseph Botta. Pursuant to the agreement, upon the closing of the proposed merger with FalconStor, Inc., Mr. Botta shall receive a severance payment of $500,000 in total (in the form of cash payment from the Company and proceeds from sales of the Company's Common Stock upon exercise of his vested stock options). In addition, in exchange for his signing of the agreement, Mr. Botta waives his right to the severance benefits set forth in the salary continuation agreement that was previously entered into with the Company.

The Company has also entered into a salary continuation agreement with Robert Zecha. Such agreement provides that in the event Mr. Zecha is terminated, including a constructive termination or a termination within a specified time period around a change in control, as those terms are defined in each agreement, he shall be entitled to continued salary and bonus payments for a period of one year. Mr. Zecha shall also be entitled to continued medical coverage by the Company during the period of salary continuation unless he is covered by another employer's group health plan. In the event of a change in control, all stock options granted to Mr. Zecha shall become exercisable 30 days before the consummation of such change in control.

The Company's 1997 Stock Plan provides that the Board of Directors may, in its sole discretion, accelerate the vesting and the ability to exercise options in the event of a change of control.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During 2000, no member of the Compensation Committee was an executive officer or employee of the Company. In addition, no executive officer of the Company has served on the board of directors or compensation committee of any other entity that has an executive officer serving as a member of the Company's Board of Directors.

Compensation Committee Report on Executive Compensation

The Compensation Committee of the Board of Directors is comprised of non-employee directors. The Compensation Committee is responsible for setting and administering policies governing compensation of executive officers. The Compensation Committee reviews the performance and compensation levels for executive officers, sets salary and bonus levels and makes option grants under the Company's 1997 Option Plan.

Compensation Policies

The goals of the Company's executive officer compensation policies are to attract, retain and reward executive officers who contribute to the Company's success, to align executive officer compensation with the Company's performance and to motivate executive officers to achieve the Company's business objectives. The Company uses salary, bonuses and stock options to achieve these goals. The Compensation Committee reviews various available data, including compensation surveys, to enable the Compensation Committee to compare the Company's compensation package with that of other high technology companies of similar size and growth rates in the Company's geographic area.

Compensation Components

Salaries are set for each executive officer with reference to a range of salaries for comparable positions among high technology companies of similar size, growth rate and location. Annual salary adjustments take into account achievements of individual executive officers during the prior fiscal year as measured against key Company-wide objectives set each year by the Board of Directors, as well as the executive officers' performance of their individual responsibilities. Each Compensation Committee member weighs objective and subjective performance factors, and a consensus is obtained through discussion. The Compensation Committee also considers relative levels of responsibility among executive officers in attempting to reach equitable and appropriate projected compensation levels.

Cash incentive compensation is provided through participation in the Company's executive bonus plan. The Compensation Committee determines the amount of an individual's bonus based on subjective judgment of the Company's financial performance and the achievement of established goals. A performance bonus of $200,000 was paid to William Rosenberger in 2000.

The Compensation Committee strongly believes that equity ownership by executive officers provides incentives to build stockholder value and aligns the interests of executive officers with the stockholders. The size of an initial option grant to an executive officer has generally been determined with reference to comparable equity compensation offered by high technology companies of similar size for similar positions, the responsibilities and expected future contributions of the executive officer, as well as recruitment considerations. In determining the size of subsequent grants, the Compensation Committee has considered the individual executive officer's performance during the previous fiscal year, the expected contributions during the coming year, the amount of options already held and the level of recent grants. Stock options granted to executive officers during 2000 were based upon available data concerning option grants to executive officers of companies of similar size, growth and location and a review of recent grants. The Compensation Committee believes that future subsequent option grants, with vesting schedules of up to four years, will provide strong incentives for executive officers to remain with the Company.

Chief Executive Officer Compensation

The Compensation of the Chief Executive Officer is based upon the same criteria outlined above for the other executive officers of the Company. While the Chief Executive Officer makes recommendations about the compensation levels, goals and performance of the other executive officers, he does not participate in the discussions regarding his compensation or performance.

Qualifying Compensation

The Compensation Committee has considered the potential impact of Section 162(m) of the Internal Revenue Code ("Section 162(m)") adopted under the Federal Revenue Reconciliation Act of 1993. Section 162(m) disallows a tax deduction for any publicly held corporation for certain executive officers' compensation exceeding $1 million per person in any taxable year unless it is "performance based" within the meaning of Section 162(m). Since to date the cash compensation plus restricted stock vesting of each of the Company's executive officers has been below the $1 million threshold and since the Committee believes that any options granted under the Company's option plan will meet the requirement of being performance-based under the provisions of Section 162(m), the Committee believes that Section 162(m) will not reduce the tax deduction available to the Company for fiscal year 2000 or prior years. The Company's policy is, to the extent reasonable, to qualify its executive officers' compensation for deductibility under the applicable tax laws.

Submitted by the Compensation Committee


Charles Hart, Chairperson
Thomas Brown
Michael Gardner


Stock Performance Graph

The following graph compares the cumulative total return on the Company's Common Stock with the Nasdaq Stock Market Index, an indicator of broad market performance, and the Nasdaq Computer Manufacturer Stocks Index (SIC 357), an indicator of the market performance of this sector, over the past five years. The graph assumes a $100 investment at the closing price on December 29, 1995 in the Company's Common Stock and in each index listed above, and reinvestment of dividends. Dividends have never been declared on the Company's Common Stock. The stock price performance shown on the graph below is not necessarily indicative of future price performance.


                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

                   [LINE CHART INSERTED HERE IN PRINTED COPY]


                          PLOT POINTS FROM LINE GRAPH

                                          12/95      12/96     12/97       12/98      12/99      12/00
                                          -----      -----     -----       -----      -----      -----
Network Peripherals Inc.                  $100       $151       $ 62       $ 38       $402       $ 55
Nasdaq Stock Market Index                 $100       $123       $151       $213       $395       $238
Nasdaq Computer Manufacturer Index        $100       $134       $162       $352       $746       $420

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's Common Stock as of April 19, 2001 by: (a) each director; (b) each of the executive officers named in the Summary Compensation Table; (c) all current directors and executive officers as a group; and (d) each person known to the Company who beneficially owns 5% or more of the outstanding shares of its Common Stock. The number and percentage of shares beneficially owned is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after April 19, 2001 through the exercise of any stock option or other right. To the Company's knowledge, the persons named in the following table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table. A total of 12,850,899 shares of the Company's Common Stock were issued and outstanding as of April 19, 2001.

                                                       Shares Beneficially Owned
                                                       -------------------------
Name of Beneficial Owner                                  Number       Percent
--------------------------------------------------------------------------------

Senaca Ventures (1).................................      957,800        7.1%
Glenn Penisten (2)..................................      406,925        3.0%
Thomas Brown (3)....................................        3,750          *
Michael Gardner (3).................................       24,354          *
Charles Hart (3)....................................       27,604          *
James Regel.........................................            -          *
Joseph Botta (3)....................................       43,853          *
Robert Zecha (4)....................................      127,602          *
William F. Rosenberger (5)..........................            -          *
James Sullivan (5)..................................            -          *
All current directors and executive officers
   as a group (9 persons) (6).......................      506,486        3.8%

----------
 *   Represents less than 1%.
(1) Based on information contained in the Schedule 13G filed on February 14, 2001 with the SEC by the above entity and other members of a group of which this entity is a part, including Woodland Venture Fund, Woodland Partners, Barry Rubenstein and Marilyn Rubenstein.
(2) Includes 386,667 shares issuable upon exercise of outstanding stock options, which are exercisable within 60 days after April 19, 2001.
(3) Represents the number of shares issuable upon exercise of outstanding stock options, which were exercisable within 60 days after April 19, 2001.
(4) Includes 115,102 shares issuable upon exercise of outstanding stock options, which are exercisable within 60 days after April 19, 2001.
(5) Former executive officer of the Company named in the Summary Compensation Table.
(6) Includes 486,228 shares issuable upon exercise of outstanding stock options, which are exercisable within 60 days after April 19, 2001

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No such relationships and transactions are to be reported.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2001.

                                   NETWORK PERIPHERALS INC.

                                   By: /s/  JAMES WILLIAMS
                                       ------------------------------
                                       James Williams
                                       Senior Vice President of Finance and
                                       Administration, Secretary, Treasurer
                                       and Chief Financial Officer
                                       (Authorized Officer)