Form 10-Q
period 2001-03-31
NETWORK PERIPHERALS INC
filed 2001-05-15
CIK 922521

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                                  Yes /X/   No / /


The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of May 10, 2001 was 13,015,508.

                            NETWORK PERIPHERALS INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
Item 1.    Financial Statements (unaudited):

           Condensed Consolidated Balance Sheets
              as of March 31, 2001 and December 31, 2000                   3

           Condensed Consolidated Statements of Operations
              for the Three Months Ended March 31, 2001 and 2000           4

           Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2001 and 2000           5

           Notes to Condensed Consolidated Financial Statements            6-9

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10-20

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      20


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                21

           Signatures                                                      22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            NETWORK PERIPHERALS INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                        (in thousands, except share data)


                                                                           March 31,       December 31,
                                                                             2001              2000
                                                                           ---------       ------------
ASSETS

Current assets:
     Cash and cash equivalents                                             $  43,451         $ 33,810
     Short-term investments                                                   44,175           62,191
     Accounts receivable, net of allowance for doubtful accounts
        and returns of $228 and $259                                           1,359            1,479
     Inventories                                                               5,683           10,626
     Prepaid expenses and other current assets                                 1,414            1,776
                                                                           ---------         --------
              Total current assets                                            96,082          109,882
Property and equipment, net                                                    5,423            5,547
Other assets                                                                     301              285
                                                                           ---------         --------
                                                                           $ 101,806         $115,714
                                                                           =========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                      $   1,094         $  1,902
     Accrued liabilities                                                       2,488            2,908
                                                                           ---------         --------
              Total current liabilities                                        3,582            4,810
                                                                           ---------         --------

Stockholders' equity:
     Preferred stock, $0.001 par value, 2,000,000 shares
        authorized; no shares issued or outstanding                              -                  -
     Common stock, $0.001 par value, 60,000,000 shares
        authorized; 12,847,000 and 12,907,000 shares
        issued and outstanding                                                    16               16
     Additional paid-in capital                                              235,032          234,820
     Accumulated deficit                                                     (82,590)         (70,301)
     Accumulated other comprehensive income                                      225              106
                                                                           ---------         --------
                                                                             152,683          164,641
     Treasury stock, 3,595,000 shares of common stock, at cost               (54,459)         (53,737)
                                                                           ---------         --------

             Total stockholders' equity                                       98,224          110,904
                                                                           ---------         --------
                                                                           $ 101,806         $115,714
                                                                           =========         ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NETWORK PERIPHERALS INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                      (in thousands, except per share data)


                                                 Three Months Ended
                                                      March 31,
                                         -----------------------------------
                                               2001               2000
                                         ----------------    ---------------

Net sales                                   $  2,012             $ 3,305
Cost of sales                                  6,408               2,518
                                         ----------------    ---------------
     Gross profit (loss)                      (4,396)                787
                                         ----------------    ---------------
Operating expenses:
  Research and development                     3,776               2,414
  Marketing and selling                        3,091               1,997
  General and administrative                   1,283               1,038
  Merger related expenses                      1,135                   -
                                         ----------------    ---------------
     Total operating expenses                  9,285               5,449
                                         ----------------    ---------------
Loss from operations                         (13,681)             (4,662)
Interest income                                1,392                 779
                                         ----------------    ---------------
Loss before income taxes                     (12,289)             (3,883)
Income taxes                                       -                   -
                                         ----------------    ---------------
Net loss                                    $(12,289)            $(3,883)
                                         ================    ===============
Net loss per share:
    Basic and diluted                       $  (0.96)            $ (0.28)
                                         ================    ===============
Weighted average common shares:
    Basic and diluted                         12,834              13,682
                                         ================    ===============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NETWORK PERIPHERALS INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                Increase (Decrease) in Cash and Cash Equivalents
                                 (in thousands)



                                                                            Three Months Ended
                                                                                 March 31,
                                                                     -----------------------------------
                                                                           2001               2000
                                                                     ---------------    ----------------
Cash flows from operating activities:
  Net loss                                                             $(12,289)           $ (3,883)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                          723                 541
     Changes in assets and liabilities:
       Accounts receivable                                                  120              (2,261)
       Inventories                                                        4,943                 187
       Prepaid expenses and other assets                                    336                 247
       Accounts payable                                                    (808)               (124)
       Accrued liabilities                                                 (420)                356
                                                                     ---------------    ----------------
          Net cash used in operating activities                          (7,395)             (4,937)
                                                                     ---------------    ----------------

Cash flows from investing activities:
  Proceeds from sales or maturity of short-term investments              18,135               3,997
  Proceeds from sale of assets                                               13                   -
  Purchases of property and equipment                                      (602)               (971)
                                                                     ---------------    ----------------
          Net cash provided by investing activities                      17,546               3,026
                                                                     ---------------    ----------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net of offering costs             212             166,249
  Repurchase of common stock                                               (722)                  -
                                                                     ---------------    ----------------
          Net cash provided by (used in) financing activities              (510)            166,249
                                                                     ---------------    ----------------

Net increase in cash and cash equivalents                                 9,641             164,338
Cash and cash equivalents, beginning of period                           33,810               4,730
                                                                     ---------------    ----------------

Cash and cash equivalents, end of period                               $ 43,451           $ 169,068
                                                                     ===============    ================



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NETWORK PERIPHERALS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements of Network Peripherals Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of March 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

         Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any other future period.

         Certain reclassifications have been made to the prior year's amounts in order to conform to the current year's presentation.

2.       INVESTMENT IN AND MERGER WITH FALCONSTOR, INC.

         On March 30, 2001, the Company entered into a series of related agreements with FalconStor, Inc., a privately held company ("FalconStor"), pursuant to which the Company purchased 9,792,401 shares of FalconStor's Series C Preferred Stock for an aggregate price of $25,000,000, and obtained an exclusive option to merge with FalconStor. On April 2, 2001, the Company paid FalconStor $25,000,000 in connection with this investment.

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

         On May 4, 2001, the Company exercised the option to merge with FalconStor and entered into a merger agreement with FalconStor. The merger agreement provides that, as consideration for all outstanding shares of FalconStor's stock, the Company will issue a number of newly issued shares of its common stock determined in accordance with a formula. The number of shares issuable in the merger depends upon a number of variable factors, including the trading price per share of the Company's common stock at the time of the merger, the Company's assets at the time of the merger and other factors. The actual number of shares is expected to result in the Company's current stockholders having a one-third interest in the combined entity. In addition, the Company would assume all outstanding options to acquire shares of FalconStor's common stock, which would result in the potential issuance of approximately 4,500,000 shares if those options vested and were exercised. The merger is structured as a tax free reorganization and will be accounted for as a purchase. Completion of the merger would be subject to the expiration of the applicable Hart-Scott-Rodino waiting period, stockholder approval and other customary closing conditions. In the event that the merger is terminated under certain other circumstances, the Company may be required to pay FalconStor a penalty of $3,000,000.

                            NETWORK PERIPHERALS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         In connection with the merger, the Company engaged an investment bank to explore strategic alternatives for its Ethernet switching business, which may include selling the Company's NuWave technology and its related inventories and equipment, terminating some or all of our employees, office leases and contracts with certain vendors, including the Company's contract manufacturer. Although the Company has adopted and announced a plan to discontinue its NuWave and legacy businesses, the Company has not yet determined the method of disposal, and the estimated gain or loss may vary significantly depending on the method selected. Accordingly, the Company has not presented the NuWave and legacy businesses as discontinued operations because the plan of disposal is not sufficiently developed to permit the determination of the gain or loss with sufficiently reasonable accuracy.

3.       CANCELLATION OF PURCHASE ORDERS WITH SOLECTRON

         During April 2001, as a result of general business conditions and also due to the pending merger with FalconStor, the Company canceled substantially all of its outstanding purchase orders with Solectron, its contract manufacturer. According to the contract between the Company and Solectron, the Company may be liable for certain cancellation changes, and such charges could be significant. The Company has begun discussions with Solectron to resolve this matter; however, the Company cannot reasonably estimate its liability at this time.

4.       NET LOSS PER SHARE

         Basic earnings per share are computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method. For the three months ended March 31, 2001 and 2000, the Company incurred net losses, such that the inclusion of potential common shares would result in an antidilutive per share amount. Accordingly, no adjustment is made to the basic net loss per share to arrive at the diluted net loss per share.

5.       CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (in thousands)

                                                                                           December 31,
                                                          March 31, 2001                       2000
                                            ------------------------------------------    --------------
                                                            Unrealized
                                               Amortized      Holding    Fair Market        Fair Market
                                                 Cost          Gain         Value              Value
                                            -------------- ----------- ---------------    --------------
Cash and cash equivalents:
  Cash and money market funds                  $ 27,418       $   -        $ 27,418          $ 14,037
  Corporate debt securities                      16,033           -          16,033            19,773
                                            -------------- ----------- ---------------    --------------
                                                 43,451           -          43,451            33,810
                                            -------------- ----------- ---------------    --------------
Short-term investments:
  Corporate debt securities                      31,227         192          31,419            46,777
  U.S. government agencies' securities           12,723          33          12,756            13,510
  Municipal government securities                     -           -               -             1,904
                                            -------------- ----------- ---------------    --------------
                                                 43,950         225          44,175            62,191
                                            -------------- ----------- ---------------    --------------
       Total                                   $ 87,401       $ 225        $ 87,626          $ 96,001
                                            ============== =========== ===============    ==============

                            NETWORK PERIPHERALS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       BALANCE SHEET COMPONENTS (in thousands)

                                                               March 31,         December 31,
                                                                 2001                2000
                                                            ----------------    ----------------
Inventories:

     Raw materials                                              $ 2,860            $  3,764
     Work-in-process                                                  -                   7
     Finished goods                                               2,823               6,855
                                                            ----------------    ----------------
                                                                $ 5,683            $ 10,626
                                                            ================    ================
Property and equipment:
     Computers and equipment                                    $ 9,907            $  9,408
     Leasehold improvements                                       1,018                 993
     Furniture and fixtures                                         774                 760
                                                            ----------------    ----------------
                                                                 11,747              11,161
     Accumulated depreciation                                    (6,276)             (5,614)
                                                            ----------------    ----------------
                                                                $ 5,423            $  5,547
                                                            ================    ================
Accrued liabilities:
     Merger related expenses                                    $ 1,135            $      -
     Salaries and benefits                                          595                 583
     Consulting expenses                                            225               1,588
     Warranty                                                       208                 230
     Co-op advertising and market development funds                 202                 186
     Other                                                          123                 321
                                                            ----------------    ----------------
                                                                $ 2,488            $  2,908
                                                            ================    ================

7.       RESTRUCTURING

         In August 2000, the Company approved and announced a plan to divest its manufacturing facility in Taiwan. The objective of the divestiture was to reduce manufacturing overhead and improve gross margins by taking advantage of the turnkey manufacturer's economies of scale in materials procurement and production capacity. The divestiture plan consisted of terminating 57 employees in the manufacturing and the general and administrative functions, selling manufacturing equipment and closing the manufacturing facility. Accordingly, the Company recorded a restructuring expense of $600,000 during the quarter ended September 30, 2000. The Company completed the divestiture in the first quarter of 2001. The following table summarizes the activities of the accrual for restructuring expense (in thousands):

                                                                            Closure of
                                                             Severance       Facility       Total
------------------------------------------------------------------------------------------------------
Reserve provided in the third quarter of 2000                    $550            $50         $ 600
Reserve utilized in the fourth quarter of 2000                   (391)           (19)         (410)
                                                           --------------- ------------- -------------
    Balance at December 31, 2000                                  159             31           190
Reserve utilized in the first quarter of 2001                    (110)           (53)         (163)
Reversal of unused reserve to statement of operations             (49)            22           (27)
                                                           --------------- ------------- -------------
    Balance at March 31, 2001                                    $  -            $ -         $   -
                                                           =============== ============= =============

                            NETWORK PERIPHERALS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.       TREASURY STOCK

         In 2000, the Company's Board of Directors approved a common stock repurchase program, pursuant to which the Company may repurchase up to five million shares of its common stock in the open market. As of March 31, 2001, the Company has repurchased 3,595,000 shares of its common stock with a total purchase price of approximately $54.5 million.

9.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In June 2000, SFAS No.133 was amended by SFAS No. 138, which amended or modified certain issues discussed in SFAS No. 133. To date, the Company has not engaged in derivative or hedging activities. The Company adopted SFAS No. 133 and SFAS No. 138 during the quarter ending March 31, 2001, and the adoption of SFAS No. 133 and SFAS No. 138 has no material impact on the Company's results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical information, the statements set forth below include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding potential strategic collaborations, future capital needs and funding requirements, product development plans, and market assessments. More specifically, these forward-looking statements include statements related to expected benefits to be realized from the FalconStor transactions, express or implied statements regarding the consummation or success of a potential merger transaction and strategic alternatives for the hardware business and the potential growth of the storage industry. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include:

o risks that the reduction in our liquid assets could limit our ability to operate independently if the merger is not consummated;
o    risks that the closing conditions may not be satisfied;
o    the early stage of FalconStor's business;
o    our dependence on a small number of OEM and distribution channel customers;
o    potential delays in product development;
o    rapid technological change in the storage and networking industries;
o    potential litigation involving intellectual property and other issues; and
o other risk factors discussed in the company's reports on Forms 10-K, 10-Q and other reports filed with the Securities and Exchange Commission.

In evaluating these forward-looking statements, consideration should also be given to the Business Risks discussed in a subsequent section of this interim report and in our 2000 Annual Report on Form 10-K.

OVERVIEW

We were incorporated in California in March 1989 and were reincorporated in Delaware in 1994. Our initial business focus was on networking products based on fiber distributed data interface, or FDDI, technology, and we obtained a significant share of the market for FDDI adapter products in the early 1990s. Because the market for FDDI-based products declined significantly beginning in 1995, we developed a new line of Layer 2 Fast Ethernet switching products that we first shipped in early 1996. By 1998, the market for our FDDI-based products and our Layer 2 Fast Ethernet products (together, our "legacy products") declined substantially, and we committed nearly all of our resources to the development of a new line of Layer 3 Gigabit Ethernet switches (collectively "NuWave products") founded on our NuWaveArchitecture(TM), which combines our advanced design and our proprietary application specific integrated circuits, or ASICs. We commenced limited commercial shipments of our first NuWave product in December 1999 and volume shipments of all NuWave products in 2000.

Cost of revenue is comprised principally of payments to our materials suppliers and contract manufacturers, final assembly costs, costs associated with manufacturing and quality functions, inventory management costs and certain other product costs. Our gross profit has been affected by many factors, including:

o    declines in the average selling price of our products;
o    fluctuations in demand for our products;
o    the volume of products sold;
o    the mix of products sold;
o    the mix of sales channels through which our products are sold;
o    new product introductions both by us and our competitors; and
o    provision for inventory reserves for potential excess inventories.

Generally, we realize higher margins on sales to the reseller channel than on sales to OEMs. Any change in the mix between the channels or the loss of a major customer could adversely affect our gross margin, operating results and financial condition. We experienced significant erosion in the average selling prices of our legacy products, and the average selling prices of our NuWave products have also decreased from their levels at introduction.

In transitioning from our legacy business to our NuWave business, we incurred significant losses in the past four years primarily reflecting declining revenues of legacy products in conjunction with substantial investments in research and development to bring NuWave products to market. The losses continued through the first quarter of 2001 due to a recent slowdown in the economy, the failure of our NuWave products to achieve significant market penetration and continuing high levels of research and development expenses.

On March 30, 2001, we entered into a series of related agreements with FalconStor, Inc. ("FalconStor"), a privately held company, pursuant to which we purchased 9,792,401 shares of FalconStor's Series C Preferred Stock for an aggregate price of $25,000,000, and obtained an exclusive option to merge with FalconStor. On May 4, 2001, we exercised the option to merge with FalconStor and entered into a merger agreement with FalconStor. See more details of this transaction in Notes to Condensed Consolidated Financial Statements. In connection with the merger, we engaged an investment bank to explore strategic alternatives for our Ethernet switching business, which may include selling our NuWave technology and its related inventories and equipment, terminating some or all of our employees, office leases and contracts with certain vendors, including our contract manufacturer. However, there can be no assurance that we can complete a sale of our NuWave business. Furthermore, the announcement of the merger with FalconStor and our exit from the NuWave business may cause delay in product purchases by our customers and may also adversely affect the average selling prices of our NuWave products.

Although we have adopted and announced our plan to discontinue our existing NuWave and legacy businesses, we have not yet determined the method of disposal, and the estimated gain or loss may vary significantly depending on the ultimate method selected. Accordingly, we have not presented the NuWave and legacy businesses as discontinued operations because our plan is not sufficiently developed to permit the determination of the gain or loss with sufficiently reasonable accuracy.


RESULTS OF OPERATIONS

Net Sales

Net sales for the three months ended March 31, 2001 ("the quarter") were $2 million, compared to $3.3 million for the three months ended March 31, 2000 (the "comparable quarter"). The decrease in net sales was primarily attributed to an overall slowdown in the economy, resulting in delayed spending on communication infrastructure by most enterprises and a significant build-up of capital equipment inventories in the marketplace and, consequently, causing our OEM and reseller customers to postpone their purchases. In addition, the decrease in net sales was partially due to the winding down of the legacy business.

Net sales to OEM customers were $1.2 million for the quarter, which decreased from $1.8 million for the comparable quarter. Net sales to the reseller channel decreased to $779,000 for the quarter from $1.5 million for the comparable quarter. Following a similar downward trend, net sales to North America and international customers were $1.4 million and $601,000 for the quarter, compared to $2.2 million and $1.1 million for the comparable quarter, respectively.

Gross Profit (Loss)

We had a negative gross margin for the quarter, compared to a 24% gross margin for the comparable quarter. The negative gross margin for the quarter was primarily attributed to a charge of $4.5 million to provide additional reserves for potential excess inventories as a result of adverse business conditions described above.

Research and Development

Research and development expenses were $3.8 million for the quarter, compared to $2.4 million for the comparable quarter. The increase in research and development expenses was primarily attributed to the hiring of additional engineers throughout 2000 and increased spending in professional fees related to enhancing existing NuWave products and developing new ASICs and products.

Marketing and Selling

Marketing and selling expenses were $3.1 million for the quarter, compared to $2.0 million for the comparable quarter. The increase in marketing and selling expenses was primarily attributed to the hiring of additional sales personnel across the U.S. and increased spending in advertising, trade shows and other marketing activities, in an effort to penetrate the reseller channel and seek additional OEM customers.

General and Administrative

General and administrative expenses were $1.3 million for the quarter, compared to $1 million for the comparable quarter. The increase in general and administrative expenses was primarily attributed to increased spending in investor relations, recruiting activities and information technology related services. In addition, we incurred higher insurance expenses as a result of an overall tightening of the liability insurance market.

Merger Related Expenses

In connection with the investment in and the proposed merger with FalconStor, we incurred $1.1 million of merger related expenses, primarily related to investment banking, legal and accounting services specifically provided for this transaction during the quarter.

Interest Income

Interest income for the quarter was $1.4 million, compared to $779,000 for the comparable quarter. Such increase in interest income was due to a higher average balance of cash, cash equivalents and short-term investments throughout the quarter, compared to the comparable quarter during which the net proceeds of $165 million from the follow-on public offering were received in early March 2000.

Income Taxes

We did not record a tax benefit associated with the net loss incurred, as the realization of deferred tax assets is deemed uncertain based on evidence currently available. Accordingly, a full valuation allowance against deferred tax assets has been provided.

Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In June 2000, SFAS No.133 was amended by SFAS No. 138, which amended or modified certain issues discussed in SFAS No. 133. To date, we have not engaged in derivative or hedging activities. We adopted SFAS No. 133 and SFAS No. 138 during the quarter ending March 31, 2001, and the adoption of SFAS No. 133 and SFAS No. 138 has no material impact on our results of operations or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

The aggregate balance of cash, cash equivalents and short-term investments was $87.6 million at March 31, 2001, compared to $96 million at December 31, 2000. The decrease of $8.4 million was primarily due to the use of cash in financing our operations, capital expenditures and the repurchase of our common stock.

Net cash used in operating activities for the quarter was $7.4 million, which was primarily attributed to our net loss of $12.3 million and decreases in accounts payable and accrued liabilities of $1.2 million in total, partially offset by depreciation and amortization of $723,000 and decreases in accounts receivable, inventories and other assets of $6.1 million in total. Our capital expenditures totaled $602,000 for the quarter, primarily related to purchases of test equipment and related software for research and development activities.

In 2000, our Board of Directors approved a common stock repurchase program, pursuant to which we are authorized to repurchase up to five million shares of our common stock. As of March 31, 2001, we have repurchased 3,595,000 shares of our common stock with a total purchase price of approximately $54.5 million.

On April 2, 2001, we paid FalconStor $25,000,000 to purchase 9,792,401 shares of FalconStor's Series C Preferred Stock at a price of $2.553 per share, and on May 4, 2001, we entered into a merger agreement with FalconStor. In connection with the merger, we engaged an investment bank to explore strategic alternatives for our NuWave and legacy businesses, which may include selling our NuWave technology and its related inventories and equipment, terminating some or all of our employees, office leases and contracts with certain vendors, including Solectron, our contract manufacturer. In April 2001, we canceled substantially all of our outstanding purchase orders with Solectron. According to our contract with Solectron, we may be liable for certain cancellation changes, and such charges could be significant. We have begun discussions with Solectron to resolve this matter; however, we cannot reasonably estimate its liability at this time. In addition, we expect to incur additional merger related expenses, such as legal, accounting, financial advisor and printing fees.

Although we have adopted and announced our plan to discontinue our existing NuWave and legacy businesses, we have not yet determined the method of disposal, and the estimated gain or loss may vary significantly depending on the ultimate method selected. Accordingly, we have not presented the NuWave and legacy businesses as discontinued operations because our plan is not sufficiently developed to permit the determination of the gain or loss with sufficiently reasonable accuracy.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments that are expected to be used for general corporate purposes, including expansion of operations and capital expenditures. In addition to our cash, cash equivalents and short-term investments, we also have a $5 million revolving bank line of credit, which expires on June 1, 2001, and is renewable on an annual basis. Borrowings under the line of credit bear interest at the bank's prime rate. There were no borrowings under the line of credit as of March 31, 2001.

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

Failure to complete the merger with FalconStor could cause our stock price to decline and could harm our business and operating results.

The merger agreement contains conditions which we and/or FalconStor must meet in order to consummate the merger. In addition, the merger agreement may be terminated by either FalconStor or us under certain circumstances. If the merger is not completed for any reason, we may be subject to a number of risks, including the following:

        o depending on the reasons for termination, we may be required to pay $3,000,000 to FalconStor;
        o the market price of our common stock may decline to the extent that the relevant current market price reflects a market assumption that the merger will be completed;
        o many costs related to the merger, such as legal, accounting, financial advisor and financial printing fees, have to be paid regardless of whether the merger is completed;
        o there may be substantial disruption to our business and distraction of our workforce and management team; and
        o we may hold $25,000,000 worth of unregistered, preferred stock of FalconStor.

In response to the announcement of the merger, our customers may delay or defer product purchase or other decisions. Any delay or deferral in product purchase or other decisions by customers could harm our business, regardless of whether the merger is completed. Similarly, our current employees may experience uncertainty about their future roles with our company until the merger is completed and our strategies with respect to our employees are announced or executed. As a result, our ability to retain key management, sales, marketing and technical personnel may suffer.

Further, because the exchange ratio in the merger agreement fluctuates depending on our assets at closing, we may be required to take actions designed to preserve the value of our assets that could significantly hinder our ability to continue our current business. In particular, we have engaged an investment bank to explore strategic alternatives for our NuWave and legacy businesses, which may include selling our NuWave technology and its related inventories and equipment, terminating some or all of our employees, office leases and contracts with certain vendors, including Solectron, our contract manufacturer. In addition, there can be no assurance that we can complete a sale of our NuWave business. If the sale of NuWave business occurred, and if the merger were not completed, there would be substantial uncertainty about the nature of our future business.

The merger will result in substantial dilution of the ownership interests of our current stockholders.

Upon completion of the merger, our current stockholders will own approximately 33% of the outstanding common stock of the combined company. This represents substantial dilution of the ownership interests of our current stockholders. However, the number of shares of our common stock that each FalconStor stockholder will receive will be determined by an exchange ratio. The precise exchange ratio will be determined at the closing of the merger and will depend, in part, on the amount of our cash, cash equivalents and short-term investments minus any cash payments due under certain agreements with our management plus $25,000,000. This figure will be calculated as of the end of the calendar month prior to the effective time of the merger without giving effect to expenses we incur in connection with the merger. To the extent this amount is less than $90,000,000, the number of merger shares shall be increased by an equivalent percentage. Any adjustment to the calculation of the exchange ratio will cause further dilution to our stockholders.

Failure of the merger to achieve potential benefits could harm the business and operating results of the combined company.

We expect that the merger will result in potential benefits for the combined company. Achieving these potential benefits will depend on a number of factors, some of which include:

        o retention of key management, marketing and technical personnel after the merger;
        o the ability of the combined company to increase its customer base and to increase the sales of FalconStor products; and
        o competitive conditions in the storage networking infrastructure software market.

We cannot assure you that the anticipated benefits will be achieved. The failure to achieve anticipated benefits could harm the business, financial condition and operating results of the combined company.

The combined company's reported financial results will suffer as a result of purchase accounting treatment and the impact of amortization of goodwill and other intangibles relating to the merger.

The business combination will be accounted for under the purchase method of accounting. Although we will be acquiring FalconStor, after the transaction, FalconStor stockholders will hold a majority of the voting interests in the combined company. Accordingly, for accounting purposes, the acquisition will be a "reverse acquisition" and FalconStor will be the "accounting acquiror." As FalconStor will be the accounting acquiror, its accounts will be recorded at historical cost and our assets and liabilities will be recorded at their estimated fair value as of the closing date.

We estimate that intangible assets of approximately $23,500,000 are expected to be recorded with respect to the business combination and will be amortized over a period of three years following the closing of the business combination; however, because the number of shares to be exchanged in the business combination is subject to change based on an exchange ratio formula, the final determination of the purchase price will not occur until the closing of the merger, and will be based upon the fair market value of our stock on that date. The amount of the purchase price allocated to intangible assets, including goodwill, may fluctuate significantly as a result.

If goodwill and other intangible assets were amortized in equal quarterly amounts over three years following completion of the merger, the accounting charge attributable to these items would be approximately $2,000,000 per fiscal quarter or $7,800,000 per fiscal year.

The financial results of the combined company could suffer as a result of the costs of the merger.

We expect to incur significant one-time and other charges, including direct transaction expenses, in connection with the merger. FalconStor is expected to allocate the costs it incurs to FalconStor. If the benefits of the merger do not exceed the costs associated with the merger, including any dilution to our stockholders resulting from the issuance of shares of our common stock in the merger, the combined company's financial results, including earnings per share, could suffer, and the market price of the combined company's common stock could decline.

Our officers have certain conflicts of interest that may influence them to support or approve the merger.

Some of our officers participate in arrangements that give them interests in the merger that are different from the interests of our stockholders. Certain officers will receive payments in connection with the merger. In addition, certain officers are entitled to severance benefits if they are terminated as a result of the merger. Futhermore, Glenn Penisten, the chairman of the board and an employee, owns 17,500 shares of FalconStor's Series B preferred stock. For the foregoing reasons, some of our officers could be more likely to vote to approve the terms of the merger than if they did not have these interests.

If the merger is challenged by governmental authorities, the merger may not occur or may occur on terms imposed by the governmental authorities, which terms may not be favorable to the combined company.

Before the merger may be completed, various approvals must be obtained from or notifications submitted to governmental authorities in the United States. These governmental entities may attempt to prevent the merger from occurring or attempt to condition their approval of the merger on the imposition of certain regulatory conditions that may have the effect of imposing additional costs on us or of limiting the combined company's revenues. The imposition of regulatory conditions may make it more difficult for FalconStor to continue developing and enhancing its storage networking infrastructure software.

A liquidation of our assets, instead of the proposed merger with FalconStor, might result in increased returns for our stockholders.

We currently have total assets with a book value of approximately $100,000,000. While our board has determined that it is in the best interests of the company and our stockholders to enter into the merger, it is possible that, if the merger is completed, the holders of our common stock immediately prior to the merger may hold shares of the combined company's common stock worth less than the dollar amount they would have received if our assets had been distributed among our stockholders.

Failure to consummate the merger could adversely affect our cash position and attractiveness to acquirors.

On April 2, 2001, we purchased $25,000,000 of FalconStor's Series C preferred stock. If this merger is not consummated, we will hold $25,000,000 of unregistered preferred stock of a privately-held company with limited resale opportunities. This will reduce our operating cash and may reduce our attractiveness to potential acquirors.

Tax Risks Related to the Merger

A successful IRS challenge to the tax-free reorganization status of the merger could result in FalconStor stockholders incurring substantial tax liability with respect to their FalconStor stock exchanged in the merger.

Risks Related to the Combined Company's Business Following the Merger

In addition to the risk factors related to the merger set forth above, after the merger, the combined company will be subject to the following risks:

We and FalconStor have a history of losses, and the combined company may not achieve or maintain profitability.

Due to the early stage of FalconStor and its product, FalconStor has limited visibility into future revenues. FalconStor currently has signed contracts with resellers and original equipment manufacturers, or OEMs, to begin shipping products. FalconStor's business model depends upon signing additional OEM customers, developing a reseller sales channel, and expanding FalconStor's direct sales force. Any difficulty in obtaining these OEM and reseller customers or in attracting qualified sales personnel will negatively impact FalconStor's financial performance.

The market for IP-based storage solutions is new and uncertain, and FalconStor's business will suffer if it does not develop as FalconStor expects.

The rapid adoption of internet protocol (IP)-based storage solutions is critical to FalconStor's future success. The market for IP-based solutions is still unproven, making it difficult to predict its potential size or future growth rate, and there are currently only a handful of companies with IP-based storage products that are commercially available. Most potential customers have made substantial investments in their current storage networking infrastructure, and they may elect to remain with current network architectures or to adopt new architectures in limited stages or over extended periods of time. FalconStor will need to convince these potential customers of the benefits of FalconStor's IP-based storage products for future storage network infrastructure upgrades or expansions. FalconStor cannot be certain that a viable market for its products will develop or be sustainable. If this market does not develop, or develops more slowly than FalconStor expects, FalconStor's business, financial condition and results of operations would be seriously harmed.

FalconStor's products may not be accepted by customers or may become obsolete if FalconStor does not respond rapidly to technological and market changes.

The storage networking infrastructure software market is characterized by rapid technological change and frequent product and service introductions. The combined company may be unable to respond quickly or effectively to these developments. If competitors introduce products, services or technologies that are better than FalconStor's or that gain greater market acceptance, or if new industry standards emerge, FalconStor's products and services may become obsolete, which would materially harm the combined company's business and results of operations.

If FalconStor's new product introductions are not successful, its operating results will suffer.

To become a significant supplier within the rapidly evolving storage networking infrastructure software market, the combined company will need to respond quickly to develop new products or enhanced features and capabilities in its current product offerings to effectively satisfy customer expectations. Although FalconStor's current products are designed for one of the most significant segments of the storage networking infrastructure software market, demand may shift to other market segments. Accordingly, the combined company will need to develop and manufacture new products that address additional storage networking infrastructure software market segments and emerging technologies to remain competitive in the data storage software industry. There can be no assurance that the combined company will:

o successfully or timely develop or market any new storage networking infrastructure software products in response to technological changes or evolving industry standards;

o not experience technical or other difficulties that could delay or prevent the successful development, introduction or marketing of new storage networking infrastructure software products;

o successfully qualify new storage networking infrastructure software products with its customers by meeting customer performance and quality specifications;

o quickly achieve high volume production of storage networking infrastructure software products; or

o    achieve market acceptance of its new products.

Any failure of the combined company to develop, introduce and integrate successfully new products for its existing customers or to address specifically additional market segments could harm its business, financial condition and operating results.

FalconStor's complex products may have errors or defects which could result in reduced demand for its products or costly litigation against the combined company.

FalconStor's IPStor platform is complex and designed to be deployed in large and complex networks. Many of the combined company's customers will require that its products be designed to interface with customers' existing networks, each of which may have different specifications and utilize multiple protocol standards. Because FalconStor's products are critical to the networks of its customers, any significant interruption in their service as a result of defects in the combined company's product within its customers' networks could result in lost profits or damage to its customers. These problems could cause the combined company to incur significant service and warranty costs, divert engineering personnel from product development efforts and significantly impair the combined company's ability to maintain existing customer relationships and attract new customers. In addition, a product liability claim, whether successful or not, would likely be time consuming and expensive to resolve and would divert management time and attention. Further, if FalconStor is unable to fix the errors or other problems that may be identified in full deployment, it would likely experience loss of or delay in revenues and loss of market share and its business and prospects would suffer.

The loss of one or more of FalconStor's significant customers would harm its business and operating results.

FalconStor expects to sell most of its products to a limited number of customers. FalconStor's management expects that a relatively small number of customers will account for a significant portion of the 21 combined company's revenue after the merger, and the proportion of its revenue from these customers could continue to increase in the future. These customers have a wide variety of suppliers to choose from and therefore could make substantial demands on the combined company. Even if the combined company successfully qualifies a product for a given customer, that customer generally will not be obligated to purchase any minimum volume of products from it and generally will be able to terminate its relationship with the combined company at any time. The combined company's ability to maintain strong relationships with its principal customers is essential to its future performance. If it loses a key customer or if any of its key customers reduce their orders of the combined company's products or require it to reduce its prices before it is able to reduce costs, the combined company's business, financial condition and operating results would suffer.

FalconStor's business would be adversely affected if it fails to manage its growth properly.

The combined company plans to expand its operations rapidly to execute FalconStor's business plan. This growth will place a significant strain on the combined company's management, systems and resources and will force the combined company to incur increased operating expenses. In order to grow and achieve future success, the combined company must:

        o   retain existing personnel;
        o   hire, train, manage and retain additional qualified personnel; and
        o effectively manage relationships with its customers, suppliers and other third parties.

Because FalconStor will need to continue to expand, train and manage its workforce worldwide, the combined company will incur increased operating expenses. If the combined company does not manage this growth, or if Falconstor's revenues do not grow as fast as planned, the combined company's results would be adversely affected.

The combined company's quarterly results may fluctuate significantly which could cause its stock price to decline.

Our quarterly operating results have fluctuated significantly in the past and the combined company's quarterly operating results may fluctuate significantly in the future. The combined company's future performance will depend on many factors, including:

        o   the average unit selling price of its products;
        o   changes in product or customer mix;
        o existing competitors introducing better products at competitive prices before it does;
        o   new competitors entering its market;
        o its ability to manage successfully the complex and difficult process of qualifying its products with its customers;
        o its customers canceling, rescheduling or deferring significant orders for the combined company's products, particularly in anticipation of new products or enhancements from it or its competitors;
        o   import or export restrictions on its proprietary technology;
        o   the availability of adequate capital resources;
        o increases in research and development expenditures, particularly as a percentage of revenue, required to maintain its competitive position;
        o   changes in the combined company's strategy;
        o   personnel changes; and
        o   other general economic and competitive factors.

Many of our and FalconStor's expenses are relatively fixed and difficult to reduce or modify. As a result, the fixed nature of the combined company's operating expenses will magnify any adverse effect of a decrease in revenue on its operating results. As a result of these and other factors, we believe that period to period comparisons of its historical results of operations and FalconStor's operations are not a good predictor of the combined company's future performance. If the combined company's future operating results are below the expectations of stock market analysts, its stock price may decline.

The storage networking infrastructure software market is highly competitive and intense competition could negatively impact FalconStor's business.

The storage networking infrastructure software market is intensely competitive even during periods when demand is stable. FalconStor's management believes that it competes primarily with:

        o   DataCore; and
        o   StorageApps.

Many of FalconStor's potential competitors have a number of significant advantages, including:

        o   preferred vendor status with customers;
        o   extensive name recognition and marketing power; and
        o significantly greater financial, technical and manufacturing resources.

As a result, those competitors may be able to establish rapidly or expand storage networking infrastructure software offerings more quickly, adapt to new technologies and customer requirements faster, and take advantage of acquisition and other opportunities more readily.

FalconStor's competitors also may:

        o consolidate or establish strategic relationships among themselves to lower their product costs or to otherwise compete more effectively against it;
        o   lower their product prices to gain market share; or
        o bundle their products with other products to increase demand for their products.

In addition, new competitors could emerge and rapidly capture market share including some OEMs with whom FalconStor does business, or hopes to do business, that may enter the market directly. If the combined company fails to compete successfully against current or future competitors, its business, financial condition and operating results may suffer.

The loss of any of FalconStor's key personnel could harm the combined company's business.

The combined company's success depends upon the continued contributions of FalconStor's key employees, many of whom would be extremely difficult to replace. FalconStor does not have key person life insurance on any of its personnel. Many of FalconStor's senior management and a significant number of its other employees have been with FalconStor for a short period of time. Worldwide competition for skilled employees in the storage networking infrastructure software industry is extremely intense. If the combined company is unable to retain existing employees of FalconStor or to hire and integrate new employees, the combined company's business, financial condition and operating results could suffer. In addition, companies whose employees accept positions with competitors often claim that the competitors have engaged in unfair hiring practices. The combined company may be the subject of such claims in the future as it seeks to hire qualified personnel and could incur substantial costs defending itself against those claims.

If FalconStor is unable to raise more capital in the future, its business, financial condition and operating results may suffer.

FalconStor's business is capital intensive and the combined company may need more capital in the future. The combined company's future capital requirements will depend on many factors, including:

        o   the rate of its sales growth;
        o   the level of its profits or losses;
        o the timing and extent of its spending to support facilities upgrades and product development efforts;
        o   the timing and size of business or technology acquisitions; and
        o the timing of introductions of new products and enhancements to its existing products.

Any future equity financing will decrease the combined company's stockholders' percentage equity ownership and may, depending on the price at which the equity is sold, result in significant economic dilution to the combined company's stockholders.

If the combined company is not able to raise sufficient capital through equity financings, the combined company may be required to borrow money to meet its capital requirements. However, we and FalconStor believe that current market conditions for credit facilities are not as favorable as they have been at certain times in the past and that the terms on which the remaining potential lenders are willing to offer such facilities, in many cases, are restrictive and/or costly. Consequently, the terms and conditions under which the combined company might obtain such a facility are uncertain. Any failure to obtain adequate credit facilities on acceptable terms could harm the combined company's business, financial condition and results of operations.

If FalconStor is unable to protect its intellectual property, its business will suffer.

FalconStor has applied for patent protection on some of its proprietary technologies. After the merger, the combined company may not receive patents for its pending or future patent applications, and any patents that it owns or that are issued to it may be invalidated, circumvented or challenged. Moreover, the rights granted under any such patent may not provide the combined company with any competitive advantages. Finally, the combined company's competitors may develop or otherwise acquire equivalent or superior technology.

We and FalconStor also rely on trade secret, copyright and trademark laws, as well as the confidentiality and other restrictions contained in their respective sales contracts and confidentiality agreements to protect their proprietary rights. These legal protections afford only limited protection. The combined company may have to litigate to enforce patents issued or licensed to it, to protect trade secrets or know-how owned by it or to determine the enforceability, scope and validity of its proprietary rights and the proprietary rights of others. Enforcing or defending the combined company's proprietary rights could be expensive and might not bring it timely and effective relief.

The combined company may have to obtain licenses of other parties' intellectual property and pay royalties. If the combined company is unable to obtain such licenses, it may have to stop production of its products or alter its products. In addition, the laws of certain countries in which it sells and manufactures its products, including various countries in Asia, may not protect the combined company's products and intellectual property rights to the same extent as the laws of the United States. The combined company's protective measures in these countries may be inadequate to protect its proprietary rights. Any failure to enforce and protect the combined company's intellectual property rights could harm its business, financial condition and operating results.

FalconStor's technology may be subject to infringement claims which could harm its business.

The combined company may become subject to litigation regarding infringement claims alleged by third parties. Even if the combined company has valid defenses to such claims, the results of any litigation are inherently uncertain. Neither we nor FalconStor can assure you that the combined company will be able to defend itself successfully against any such lawsuit. A favorable outcome by a third party could result in the issuance of an injunction against the combined company and its products and/or the payment of monetary damages equal to a royalty, the third party's lost profits or statutory damages. In the case of a finding of a willful infringement, the combined company also could be required to pay treble damages and the third party's attorneys' fees. Accordingly, a litigation outcome favorable to a third party could harm the combined company's business, financial condition and operating results.

FalconStor has received correspondence from a third party claiming that some of FalconStor's employees formerly employed by that third party may have disclosed proprietary information of the third party in violation of certain agreements or other obligations to that third party. This third party has also asserted that FalconStor's intellectual property may be based on or utilizes its intellectual property. As of the date of this joint proxy statement/prospectus, no formal action has been taken by the third party. FalconStor believes these claims are without merit. However, if an action is commenced against FalconStor, its management may have to devote substantial attention and resources to defend these claims. An unfavorable result for FalconStor could have a material adverse effect on the combined company's business, financial condition and operating results and could limit its ability to use its intellectual property.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in financial market risk as originally discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a)   Exhibits       Description of Document

             2.1           Agreement and Plan of Merger and Reorganization
             3.1 (1)       Amended and Restated Certificate of Incorporation.
             3.2 (2)       Certificate of Amendment of the Certificate of
                           Incorporation.
             3.3 (1)       By-Laws.

                      (1)  Incorporated by reference to the corresponding
                           exhibit in the Registrant's Registration Statement on Form S-1.

                      (2)  Incorporated by reference to the corresponding
                           exhibit in the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000.

      (b)   Reports on Form 8-K

            None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NETWORK PERIPHERALS INC.


Date:  May 15, 2001                     By:    /s/  JAMES WILLIAMS
                                           -----------------------------------
                                           James Williams
                                           Senior Vice President of Finance and
                                           Administration, Secretary, Treasurer
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)