Form 10-Q
period 2001-06-30
NETWORK PERIPHERALS INC
filed 2001-08-14
CIK 922521

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

     (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

           [_]  TRANSITION PERIOD PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to ______

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

                                Yes  X   No ___
                                    ---

The number of shares of the Registrant's Common Stock, $0.001 par value, outstanding as of August 7, 2001 was 13,312,282.

                           NETWORK PERIPHERALS INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION
------------------------------

                                                                              Page
                                                                              ----
Item 1.  Financial Statements (unaudited):

         Condensed Consolidated Balance Sheets
          as of June 30, 2001 and December 31, 2000                              3

         Condensed Consolidated Statements of Operations
          for the Three and the Six Months Ended June 30, 2001 and 2000          4

         Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 2001 and 2000                        5

         Notes to Condensed Consolidated Financial Statements                    6-9

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                  10-18

Item 3.   Quantitative and Qualitative Disclosures about Market Risk             18


PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                                       19

          Signatures                                                             20

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS


                            NETWORK PERIPHERALS INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                       (in thousands, except share data)


                                                                              June 30,              December 31,
                                                                                2001                    2000
                                                                        -------------------      ------------------
ASSETS

Current assets:
  Cash and cash equivalents                                                    $  32,608                $ 33,810
  Short-term investments                                                          24,171                  62,191
  Accounts receivable, net of allowance for doubtful accounts
    and returns of $0 and $259                                                         -                   1,479
  Inventories, net                                                                     -                  10,626
  Prepaid expenses and other current assets                                            -                   1,776
  Assets of discontinued operations                                                1,962                       -
                                                                     -------------------      ------------------
       Total current assets                                                       58,741                 109,882
Property and equipment, net                                                            -                   5,547
Investment in FalconStor, Inc.                                                    25,000                       -
Other assets                                                                           -                     285
                                                                     -------------------      ------------------
                                                                               $  83,741                $115,714
                                                                     ===================      ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                                     $       -                $  4,810
  Liabilities of discontinued operations                                           7,728                       -
                                                                     -------------------      ------------------
       Total current liabilities                                                   7,728                   4,810
                                                                     -------------------      ------------------

Stockholders' equity:
  Preferred stock, $0.001 par value, 2,000,000 shares authorized;
    no shares issued or outstanding                                                    -                       -
  Common stock, $0.001 par value, 60,000,000 shares authorized;
    13,276,000 and 12,907,000 shares issued and outstanding                           17                      16
  Additional paid-in capital                                                     237,310                 234,820
  Accumulated deficit                                                           (107,060)                (70,301)
  Accumulated other comprehensive income                                             205                     106
                                                                     -------------------      ------------------

                                                                                 130,472                 164,641
  Treasury stock, 3,595,000 and 3,485,000 shares of
    common stock, at cost                                                        (54,459)                (53,737)
                                                                     -------------------      ------------------

       Total stockholders' equity                                                 76,013                 110,904
                                                                     -------------------      ------------------
                                                                               $  83,741                $115,714
                                                                     ===================      ==================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NETWORK PERIPHERALS INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                     (in thousands, except per share data)


                                                      Three Months Ended                             Six Months Ended
                                                           June 30,                                      June 30,
                                           ----------------------------------------      ----------------------------------------
                                                    2001                 2000                   2001                   2000
                                           -----------------      -----------------      -----------------      -----------------
                                                                               (1)                                           (1)
Loss from discontinued operations
  (less applicable income taxes of $0)            $ (4,904)               $(4,945)              $(17,193)               $(8,828)

Loss on disposal of discontinued
 operations, including provision of
 $4,030 for operating losses during
 the phase-out period (less
 applicable income taxes of $0)                    (19,566)                     -                (19,566)                     -
                                         -----------------      -----------------      -----------------      -----------------


Net loss                                          $(24,470)               $(4,945)              $(36,759)               $(8,828)
                                         =================      =================      =================      =================


Net loss per share:
    Basic and diluted                             $  (1.87)               $ (0.32)              $  (2.84)               $ (0.61)
                                         =================      =================      =================      =================


Weighted average common shares:
    Basic and diluted                               13,081                 15,227                 12,958                 14,454
                                         =================      =================      =================      =================



(1) The condensed consolidated statements of operations for the three and the six months ended June 30, 2000 have been restated to present the results of operations of discontinued operations in accordance with Accounting Principles Board Opinion No. 30.



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NETWORK PERIPHERALS INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                Increase (Decrease) in Cash and Cash Equivalents
                ------------------------------------------------
                                 (in thousands)



                                                                                       Six Months Ended
                                                                                           June 30,
                                                                         ------------------------------------------
                                                                               2001                    2000
                                                                         ------------------      ------------------
Cash flows from operating activities:
 Net loss                                                                    $(36,759)               $ (8,828)
 Adjustments to reconcile net loss to net cash used in
     operating activities:
  Loss on disposal of discontinued operations, less operating expenses, severance and other exit costs already incurred
    prior to June 1, 2001 totaling $3,667                                      15,899                       -
  Depreciation and amortization                                                 1,186                   1,139
  Loss on sale of assets                                                          129                       -
  Changes in assets and liabilities:
   Accounts receivable                                                          1,105                    (302)
   Inventories                                                                  5,237                  (3,026)
   Prepaid expenses and other assets                                            1,243                    (131)
   Accounts payable and accrued liabilities                                    (3,597)                  1,831
                                                                         ------------------      ------------------
     Net cash used in operating activities                                    (15,557)                 (9,317)
                                                                         ------------------      ------------------

Cash flows from investing activities:
 Proceeds from sales or maturity of short-term investments                     38,119                       -
 Investment in FalconStor, Inc.                                               (25,000)                      -
 Purchases of short-term investments                                                -                 (59,264)
 Purchases of property and equipment                                             (638)                 (1,616)
 Proceeds from sale of assets                                                     105                       -
                                                                         ------------------      ------------------
     Net cash provided by (used in) investing activities                       12,586                 (60,880)
                                                                         ------------------      ------------------

Cash flows from financing activities:
 Proceeds from issuance of common stock, net of offering costs                  2,491                 166,773
 Repurchase of common stock                                                      (722)                (20,998)
                                                                         ------------------      ------------------
     Net cash provided by financing activities                                  1,769                 145,775
                                                                         ------------------      ------------------

Net increase (decrease) in cash and cash equivalents                           (1,202)                 75,578
Cash and cash equivalents, beginning of period                                 33,810                   4,730
                                                                         ------------------      ------------------

Cash and cash equivalents, end of period                                     $ 32,608                $ 80,308
                                                                         ==================      ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            NETWORK PERIPHERALS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Network Peripherals Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the Company's financial condition as of June 30, 2001 and December 31, 2000, the results of its operations for the three-month and the six-month periods ended June 30, 2001 and 2000, and its cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, including notes thereto, included in the Company's Annual Report on Form 10-K (Commission File No. 0-23970).

     Operating results for the three-month and the six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001 or for any other future period.

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

     On May 4, 2001, the Company exercised the option to merge with FalconStor and entered into a merger agreement with FalconStor. The merger agreement provides that, as consideration for all outstanding shares of FalconStor's stock, the Company will issue a number of newly issued shares of its common stock determined in accordance with a formula. The number of shares issuable in the merger depends upon a number of variable factors, including the trading price per share of the Company's common stock at the time of the merger, the Company's assets at the time of the merger and other factors. The actual number of shares is expected to result in the Company's current stockholders having a one-third interest in the combined entity. In addition, the Company would assume all outstanding options to acquire shares of FalconStor's common stock, which would result in the potential issuance of approximately 5,400,000 shares if those options vested and were exercised. The merger is structured as a tax-free reorganization and will be accounted for as a recapitalization of FalconStor. Completion of the merger is subject to the stockholder approval and other customary closing conditions. In the event that the merger is terminated under certain other circumstances, the Company may be required to pay FalconStor a penalty of $3,000,000.

                            NETWORK PERIPHERALS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.   DISCONTINUED OPERATIONS

     In connection with the merger with FalconStor, the Company engaged an investment bank to explore strategic alternatives for its Ethernet switching business, which included selling the Company's NuWave technology and its related inventories and equipment, terminating some or all employees, office leases and contracts with certain vendors, including the Company's contract manufacturer.

     Despite the Company's efforts to find a buyer for these businesses, on June 1, 2001, the last party that had expressed an interest in buying the assets of NuWave and legacy businesses informed the Company that it was no longer interested in doing so. As a result, the Company determined that the only available method to dispose of these assets would be to wind-down the businesses. The wind-down will include finding potential buyers or liquidators of any remaining inventories and property and equipment used in the manufacturing and the research and development of these products. It is expected that the wind-down will be substantially concluded by the end of August 2001. As a result of the decision to discontinue these businesses, the Company is a non-operating public shell with no continuing operations. Accordingly, the Company presented the NuWave and legacy businesses as discontinued operations on the statements of operations for the three-month and the six-month periods ended June 30, 2001 and restated the statements of operations for the corresponding periods in 2000 to conform with the current year's presentation. The measurement date used in determining the loss on disposal of discontinued operations is June 1, 2001, and the carrying value of the remaining assets of NuWave and legacy businesses have been written down to reflect their estimated net realizable value.

4.   CANCELLATION OF PURCHASE ORDERS WITH SOLECTRON

     During April 2001, as a result of general business conditions and also due to the pending merger with FalconStor, the Company canceled substantially all of its outstanding purchase orders with Solectron, its contract manufacturer. According to the contract between the Company and Solectron, the Company may be liable for certain cancellation charges, and such charges could be significant. The Company has begun discussions with Solectron to resolve this matter; however, the Company cannot reasonably estimate its liability, if any, at this time.

5.   NET LOSS PER SHARE

     Basic earnings per share are computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants, and other convertible securities using the treasury stock method. For the three and the six months ended June 30, 2001 and 2000, the Company incurred net losses, such that the inclusion of potential common shares would result in an antidilutive per share amount. Accordingly, no adjustment is made to the basic net loss per share to arrive at the diluted net loss per share.

                           NETWORK PERIPHERALS INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.  CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS (in thousands)

                                                                                                        December 31,
                                                                   June 30, 2001                            2000
                                                 -----------------------------------------------     -----------------
                                                                    Unrealized
                                                      Amortized       Holding      Fair Market           Fair Market
                                                        Cost           Gain           Value                 Value
                                                 -----------------------------------------------     -----------------
Cash and cash equivalents:
 Cash and money market funds                           $24,294         $  -          $24,294               $14,037
 Corporate debt securities                               8,314            -            8,314                19,773
                                                 -----------------------------------------------     -----------------
                                                        32,608            -           32,608                33,810
                                                 -----------------------------------------------     -----------------

Short-term investments:
 Corporate debt securities                              14,214          151           14,365                46,777
 U.S. government agencies' securities                    9,752           54            9,806                13,510
 Municipal government securities                             -            -                -                 1,904
                                                 -----------------------------------------------     -----------------
                                                        23,966          205           24,171                62,191
                                                 -----------------------------------------------     -----------------
   Total                                               $56,574         $205          $56,779               $96,001
                                                 ===============================================     =================

7.  BALANCE SHEET COMPONENTS (in thousands)

                                                                                 June 30,
                                                                                   2001
                                                                             ------------------
Liabilities of discontinued operations:
  Accounts payable                                                                $  686
  Accrued liabilities for
      Estimated future lease obligations                                           3,300
      Estimated operating expenses during the phase-out period                     1,965
      Severance and retention bonus for non-executives                             1,169
      Other                                                                          608
                                                                             ------------------
                                                                                  $7,728
                                                                             ==================

                                                                                 December 31,
                                                                                    2000
                                                                             ------------------
Inventories:
  Raw materials                                                                  $ 4,843
  Work-in-process                                                                    507
  Finished goods                                                                   7,332
                                                                             ------------------
                                                                                  12,682
  Reserve for potential excess inventories                                        (2,056)
                                                                             ------------------
                                                                                 $10,626
                                                                             ==================

                            NETWORK PERIPHERALS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                                December 31,
                                                                                    2000
                                                                             ------------------
Property and equipment:
  Computers and equipment                                                         $ 9,408
  Leasehold improvements                                                              993
  Furniture and fixtures                                                              760
                                                                             ------------------
                                                                                   11,161
  Accumulated depreciation                                                         (5,614)
                                                                             ------------------
                                                                                  $ 5,547
                                                                             ==================

Accounts payable and accrued liabilities:
  Accounts payable                                                                $1,902
  Accrued liabilities for
      Consulting expenses                                                          1,588
      Salaries and benefits                                                          583
      Warranty                                                                       230
      Co-op advertising and market development funds                                 186
      Other                                                                          321
                                                                             ------------------
                                                                                  $4,810
                                                                             ==================


8.  TREASURY STOCK

     In 2000, the Company's Board of Directors approved a common stock repurchase program, pursuant to which the Company may repurchase up to five million shares of its common stock in the open market. As of June 30, 2001, the Company has repurchased 3,595,000 shares of its common stock with a total purchase price of approximately $54.5 million. The Company did not repurchase any shares during the three months ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

With the exception of historical information, the statements set forth below include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements regarding potential strategic collaborations, future capital needs and funding requirements, product development plans, and market assessments. More specifically, these forward-looking statements include statements related to expected benefits to be realized from the FalconStor transactions, express or implied statements regarding the consummation or success of a potential merger transaction and strategic alternatives for the hardware business and the potential growth of the storage industry. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include:

 .  risks that the reduction in our liquid assets could limit our ability to operate independently if the merger is not consummated;
 .  risks that the closing conditions may not be satisfied;
 .  the early stage of FalconStor's business;
 .  rapid technological change in the storage and networking industries;
 . potential litigation involving intellectual property and other issues; and . other risk factors discussed in the company's reports on Forms 10-K, 10-Q and other reports filed with the Securities and Exchange Commission.

In evaluating these forward-looking statements, consideration should also be given to the Business Risks discussed in a subsequent section of this interim report and in our 2000 Annual Report on Form 10-K.


Overview

We were incorporated in California in March 1989 and were reincorporated in Delaware in 1994. Our initial business focus was on networking products based on fiber distributed data interface, or FDDI, technology, and we obtained a significant share of the market for FDDI adapter products in the early 1990s. Because the market for FDDI-based products declined significantly beginning in 1995, we developed a new line of Layer 2 Fast Ethernet switching products that we first shipped in early 1996. By 1998, the market for our FDDI-based products and our Layer 2 Fast Ethernet products (together, our "legacy products") declined substantially, and we committed nearly all of our resources to the development of a new line of Layer 3 Gigabit Ethernet switches (collectively, "NuWave products") founded on our NuWaveArchitecture(TM), which combines our advanced design and our proprietary application specific integrated circuits, or ASICs. We commenced limited commercial shipments of our first NuWave product in December 1999 and volume shipments of all NuWave products in 2000.

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

On March 30, 2001, we entered into a series of related agreements with FalconStor, Inc. ("FalconStor"), a privately held company, pursuant to which we purchased 9,792,401 shares of FalconStor's Series C Preferred Stock for an aggregate price of $25,000,000, and obtained an exclusive option to merge with FalconStor. On May 4, 2001, we exercised the option to merge with FalconStor and entered into a merger agreement with FalconStor. See more details of this transaction in Notes to Condensed Consolidated Financial Statements. In connection with the merger, we engaged an investment bank to explore strategic alternatives for our Ethernet switching business, which included selling our NuWave technology and its related inventories and equipment, terminating some or all of our employees, office leases and contracts with certain vendors, including our contract manufacturer.

Despite our efforts to find a buyer for these businesses, on June 1, 2001, the last party that had expressed an interest in buying the assets of NuWave and legacy businesses informed us that it was no longer interested in doing so. As a result, we determined that the only available method to dispose of these assets would be to wind-down the businesses. The wind-down will include finding potential buyers or liquidators of any remaining inventories and property and equipment used in the manufacturing and the research and development of these products. It is expected that the wind-down will be substantially concluded by the end of August 2001. As a result of the decision to discontinue these businesses, we are a non-operating public shell with no continuing operations. Accordingly, we presented the NuWave and legacy businesses as discontinued operations on the statements of operations for the three-month and the six-month periods ended June 30, 2001 and restated the statements of operations for the corresponding periods in 2000 to conform with the current year's presentation. The measurement date used in determining the loss on disposal of discontinued operations is June 1, 2001, and the carrying value of the remaining assets of NuWave and legacy businesses have been written down to reflect their estimated net realizable value.


Results of Operations

Loss from discontinued operations

For the three months and the six months ended June 30, 2001, we incurred a loss from discontinued operations of $4.9 million and $17.2 million, respectively, which reflected the net loss related to discontinued operations prior to the measurement date, June 1, 2001. For the three months and the six months ended June 30, 2000, losses from discontinued operations were $4.9 million and $8.8 million, respectively. The increase in the loss from discontinued operations in 2001 compared to 2000 was primarily due to the following factors:

 . Net sales decreased in 2001 due to the overall slowdown in the economy and particularly the lack of demand for technology products, causing our customers to postpone their purchases of our NuWave products. Net sales for the period from January 1 to June 1, 2001 were $2.3 million, compared to $3.6 million for the six months ended June 30, 2000.

 . We recorded a charge of $4.5 million during the first quarter of 2001 to provide additional reserves for potential excess inventories as a result of adverse business conditions described above.

 . Total operating expenses for the period from January 1 to June 1, 2001 were $14.2 million, compared to $11.7 million for the six months ended June 30, 2000. The increase was primarily attributed to the hiring of additional engineers and sales personnel, increased spending in professional fees related to new product development and increased spending in advertising, trade shows and other marketing activities. In addition, we incurred merger related expenses of $1.5 million in 2001, which included fees incurred for legal, accounting and investment banking services specifically provided for the proposed merger transaction.

Loss on disposal of discontinued operations

For the three months and the six months ended June 30, 2001, we recorded a loss on disposal of discontinued operations of $19.6 million, which included a provision of $4.0 million for operating losses during the phase-out period starting June 1, 2001. Other costs and expenses included in the loss on disposal of discontinued operations were as follows: write-down of property and equipment, inventories and other assets to their net realizable value totaling $9.6 million, accrual of estimated future lease obligations of $3.3 million, and accrual of severance and retention bonuses for non-executives totaling $2.5 million.


Liquidity and Capital Resources

The aggregate balance of cash, cash equivalents and short-term investments was $56.8 million at June 30, 2001, compared to $96.0 million at December 31, 2000. The decrease of $39.2 million was primarily due to the use of cash in the investment in FalconStor and financing our operations, capital expenditures and the repurchase of our common stock.

Net cash used in operating activities for the six months ended June 30, 2001 was $15.6 million, which was primarily attributed to net loss of $36.8 million and a decrease in accounts payable and accrued liabilities of $3.6 million, partially offset by a loss on disposal of discontinued operations of $15.9 million (non-cash portion), depreciation and amortization of $1.2 million and decreases in accounts receivable, inventories and other assets of $7.6 million in total. Our capital expenditures totaled $638,000 during the period, primarily related to purchases of test equipment and related software for research and development activities.

In 2000, our Board of Directors approved a common stock repurchase program, pursuant to which we are authorized to repurchase up to five million shares of our common stock. As of June 30, 2001, we have repurchased 3,595,000 shares of our common stock with a total purchase price of approximately $54.5 million.

On April 2, 2001, we paid FalconStor $25,000,000 to purchase 9,792,401 shares of FalconStor's Series C Preferred Stock at a price of $2.553 per share, and on May 4, 2001, we exercised the option to merge with FalconStor and entered into a merger agreement with FalconStor. As discussed above, we started to wind down all NuWave and legacy businesses on June 1, 2001, and we expect that the wind-down will be substantially concluded by the end of August 2001. As of June 30, 2001, liabilities associated with the discontinued operations totaled $7.7 million, which consisted of certain items that were based on management's estimates using information currently available at that time, including estimated future lease obligations and estimated operating expenses during the phase-out period. There can be no assurance that actual amounts to be paid in the future will not exceed these estimates.

In addition, as disclosed in the Notes to Condensed Consolidated Financial Statements, we canceled substantially all of the outstanding purchase orders with our contract manufacturer, Solectron, in April 2001. According to the contract with Solectron, we may be liable for certain cancellation charges, and such charges could be significant. We have begun discussions with Solectron to resolve this matter; however, we cannot reasonably estimate the potential liability at this time.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments that are expected to be used for general corporate purposes, including expansion of operations and capital expenditures. In addition to our cash, cash equivalents and short-term investments, we also have a $5 million revolving bank line of credit, which expires on September 4, 2001, and is renewable on an annual basis. Borrowings under the line of credit bear interest at the bank's prime rate. There were no borrowings under the line of credit as of June 30, 2001.

We believe that our current balance of cash, cash equivalents and short-term investments will be sufficient to satisfy our working capital and capital expenditure requirements for at least the next 12 months.


Recent Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141, which applies to all business combinations initiated after June 30, 2001, requires that all business combinations be accounted for using the purchase method only and that intangible assets be recognized as assets apart from goodwill if they meet one of the two criteria as defined in the SFAS No. 141.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years starting after December 15, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting for goodwill on the reporting units of the combined entity into which an acquired entity is integrated. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment, and that intangible assets that have finite useful lives will continue to be amortized over their useful lives. We expect that the adoption of the SFAS No. 141 and the SFAS No. 142 will not have a material effect on our results of operations or financial conditions.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. In June 2000, SFAS No.133 was amended by SFAS No. 138, which amended or modified certain issues discussed in SFAS No. 133. To date, we have not engaged in derivative or hedging activities. We adopted SFAS No. 133 and SFAS No. 138 during the quarter ending March 31, 2001, and the adoption of SFAS No. 133 and SFAS No. 138 had no material impact on our results of operations or financial condition.


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

The merger agreement contains conditions which we and/or FalconStor must meet in order to consummate the merger. In addition, the merger agreement may be terminated by either FalconStor or us under certain circumstances. If the merger is not completed for any reason, we may be subject to a number of risks, including the following:

 .  since we have ceased substantially all of our business activities, we will have no revenue on a going forward basis;
 .  depending on the reasons for termination, we may be required to pay
   $3,000,000 to FalconStor;
 . the market price of our common stock may decline to the extent that the relevant current market price reflects a market assumption that the merger will be completed; and
 . many costs related to the merger, such as legal, accounting, financial advisor and financial printing fees, have to be paid regardless of whether the merger is completed.

The merger will result in substantial dilution of the ownership interests of our current stockholders.

Upon completion of the merger, each share of FalconStor common stock will be exchanged for approximately 0.686202 shares of our common stock, resulting in the issuance of approximately 29,732,912 shares of our common stock. As a result, our current stockholders will own approximately 31% of the outstanding common stock of the combined company. This represents substantial dilution of the ownership interests of our current stockholders. However, the number of shares of our common stock that each FalconStor stockholder will receive will be determined by an exchange ratio. The precise exchange ratio will be determined at the closing of the merger and will depend, in part, on the amount of our cash, cash equivalents and short-term investments minus any cash payments due under certain agreements with our management plus $25,000,000. This figure will be calculated as of the end of the calendar month prior to the effective time of the merger without giving effect to expenses we incur in connection with the merger. To the extent this amount is less than $80,000,000, the number of merger shares shall be increased by an equivalent percentage. Any adjustment to the calculation of the exchange ratio will cause further dilution to our stockholders.

Future sales of the combined company's common stock may depress its stock price.

The shares of our common stock issued to FalconStor's former stockholders will become freely tradable in the public market no later than one year after the merger, subject in the case of affiliates to the restrictions of Rule 144 of the Securities Act of 1933, as amended. The market price of the combined company's common stock could fall in response to sales of a large number of shares of its common stock in the market after the merger or in response to the perception that sales of a large number of shares could occur. In addition, these sales could create the perception by the public of difficulties or problems with the combined company's products and services. As a result, these sales also might make it more difficult for the combined company to sell equity or equity-related securities in the future at a time and price that its board of directors deems appropriate.

Failure of the merger to achieve potential benefits could harm the business and operating results of the combined company.

We expect that the merger will result in potential benefits for the combined company. Achieving these potential benefits will depend on a number of factors, some of which include:

 .  retention of key management, marketing and technical personnel after the merger;
 .  the ability of the combined company to increase its customer base and to increase the sales of FalconStor products; and . competitive conditions in the storage networking infrastructure software market.

We cannot assure you that the anticipated benefits will be achieved. The failure to achieve anticipated benefits could harm the business, financial condition and operating results of the combined company.

Our officers have certain conflicts of interest that may influence them to support or approve the merger.

Some of our officers participate in arrangements that give them interests in the merger that are different from the interests of our stockholders. Certain officers, who hold approximately 10.3% of our outstanding common stock (assuming exercise of outstanding options held by these officers), are parties to an executive retention plan pursuant to which the merger constitutes a change of control and according to which such officers are, upon the closing of the merger, entitled to a minimum bonus that is a combination of cash and vested stock options. The total aggregate amount that will be due to the officers is approximately $3,000,000. In addition, certain of our officers are entitled to severance benefits if they are terminated by us as a result of the merger. Furthermore, Glenn Penisten, the chairman of the board and an employee, owns 17,500 shares of FalconStor's Series B preferred stock. For the foregoing reasons, some of our officers could be more likely to vote to approve the terms of the merger than if they did not have these interests.

A liquidation of our assets, instead of the proposed merger with FalconStor, might result in increased returns for our stockholders.

As of June 30, 2001, we had a net worth of approximately $76,000,000 or $5.72 per share, including the value of the shares of FalconStor Series C preferred stock held by us. If we are liquidated instead of proceeding with the merger, our stockholders would receive this amount per share minus the costs of such liquidation. While our board has determined that it is in the best interests of us and our stockholders to enter into the merger, it is possible that, if the merger is completed, the holders of our common stock immediately prior to the merger may hold shares of the combined company's common stock worth less than the dollar amount they would have received if our assets had been distributed among our stockholders.

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

We may have liabilities and ongoing obligations to certain customers and suppliers as a result of the winding down of our business.

We have existing agreements with certain suppliers and customers who we are in the process of terminating in connection with the winding down of our business. We may have liability to certain existing customers and suppliers as a result of the termination of these agreements. While we are taking steps to minimize any such potential liability, we cannot be sure that our efforts to remove all such liability will be successful.

Risks Related to the Combined Company's Business Following the Merger

In addition to the risk factors related to the merger set forth above, after the merger, the combined company will be subject to the following risks:

FalconStor has had limited revenues and a history of losses, and the combined company may not achieve or maintain profitability.

FalconStor was incorporated on February 10, 2000. Due to the early stage of FalconStor and its product, FalconStor has had limited revenues and a history of losses. For the period from inception through March 31, 2001, FalconStor had a gross loss of $65,759 and a net loss of $4,792,160. FalconStor currently has signed contracts with resellers and original equipment manufacturers, or OEMs, to begin shipping products and expects that as a result of their contracts, its revenues will increase in the future. FalconStor's business model depends upon signing additional OEM customers, developing a reseller sales channel, and expanding FalconStor's direct sales force. Any difficulty in obtaining these OEM and reseller customers or in attracting qualified sales personnel will negatively impact FalconStor's financial performance.

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

Although FalconStor's current products are designed for one of the most significant segments of the storage networking infrastructure software market, demand may shift to other market segments. Accordingly, the combined company may need to develop and manufacture new products that address additional storage networking infrastructure software market segments and emerging technologies to remain competitive in the data storage software industry. Neither we nor FalconStor can assure you that the combined company will successfully qualify new storage networking infrastructure software products with its customers by meeting customer performance and quality specifications or quickly achieve high volume production of storage networking infrastructure software products.

Any failure of the combined company to address additional market segments could harm its business, financial condition and operating results.

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

Our quarterly operating results have fluctuated significantly in the past and the combined company's quarterly operating results may fluctuate significantly in the future. The combined company's future performance will depend on many factors, including:

     .    the average unit selling price of its products;

     .    changes in product or customer mix;

     . existing competitors introducing better products at competitive prices before it does;

     .    new competitors entering its market;

     . its ability to manage successfully the complex and difficult process of qualifying its products with its customers;

     . its customers canceling, rescheduling or deferring significant orders for the combined company's products, particularly in anticipation of new products or enhancements from it or its competitors;

     .    import or export restrictions on its proprietary technology;

     .    the availability of adequate capital resources;

     . increases in research and development expenditures, particularly as a percentage of revenue, required to maintain its competitive position;

     .    changes in the combined company's strategy;

     .    personnel changes; and

     .    other general economic and competitive factors.

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

The storage networking infrastructure software market is intensely competitive even during periods when demand is stable. FalconStor's management believes that it competes primarily with DataCore and StorageApps. Those competitors and other potential competitors may be able to establish rapidly or expand storage networking infrastructure software offerings more quickly, adapt to new technologies and customer requirements faster and take advantage of acquisition and other opportunities more readily.

FalconStor's competitors also may:

     . consolidate or establish strategic relationships among themselves to lower their product costs or to otherwise compete more effectively against it; or

     . bundle their products with other products to increase demand for their products.

In addition, some OEMs with whom FalconStor does business, or hopes to do business, may enter the market directly and rapidly capture market share. If the combined company fails to compete successfully against current or future competitors, its business financial condition and operating results may suffer.

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

The board of directors may selectively release shares of our common stock received by the former FalconStor stockholders from lock-up restrictions.

The board of directors of the combined company may, in its sole discretion, release any or all of the shares of our common stock received by the former FalconStor stockholders from lock-up restrictions at any time with or without notice. Any release of such shares from lock-up restrictions may be applied to FalconStor's former stockholders on a proportionate or selective basis. If the release is selectively applied, the stockholders whose shares are not released will be forced to hold such shares while other stockholders may sell their shares.

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

FalconStor has received correspondence from a third party claiming that some of FalconStor's employees formerly employed by that third party may have disclosed proprietary information of the third party in violation of certain agreements or other obligations to that third party. This third party has also asserted that FalconStor's intellectual property may be based on or utilizes its intellectual property. As of the date of this Form 10-Q, no formal action has been taken by the third party. FalconStor believes these claims are without merit. However, if an action is commenced against FalconStor, its management may have to devote substantial attention and resources to defend these claims. An unfavorable result for FalconStor could have a material adverse effect on the combined company's business, financial condition and operating results and could limit its ability to use its intellectual property.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in financial market risk as originally discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits       Description of Document
               --------       -----------------------

               2.1 (1)        Agreement and Plan of Merger and Reorganization.
               3.1 (2)        Amended and Restated Certificate of Incorporation.
               3.2 (3)        Certificate of Amendment of the Certificate of
                              Incorporation.
               3.3 (2)        By-Laws.

                              (1)  Incorporated by reference to the
                                   corresponding exhibit in the Registrant's
                                   Quarterly Report on Form 10-Q for the period ended March 31, 2001.

                              (2)  Incorporated by reference to the
                                   corresponding exhibit in the Registrant's
                                   Registration Statement on Form S-1.

                              (3)  Incorporated by reference to the
                                   corresponding exhibit in the Registrant's
                                   Quarterly Report on Form 10-Q for the period ended June 30, 2000.

          (b)  Reports on Form 8-K
               -------------------

               The Company filed a Current Report on Form 8-K on April 16, 2001 to report that, on March 30, 2001, the Company entered into a stock purchase agreement with FalconStor, Inc. and that, on April 2, 2001, the Company paid FalconStor $25,000,000 in connection with this investment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NETWORK PERIPHERALS INC.


Date: August 14, 2001         By: /s/  JAMES WILLIAMS
                                  -------------------
                                  James Williams
                                  Senior Vice President of Finance and
                                  Administration, Secretary, Treasurer and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)