Form 10-Q
period 2001-09-30
FALCONSTOR SOFTWARE INC
filed 2001-11-13
CIK 922521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/x/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2001
                                       -------------------

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                        to
                                       ---------------------     ---------------------

                         Commission File Number 0-23970

                            FALCONSTOR SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      77-0216135

  (State of Incorporation)                 (I.R.S. Employer Identification No.)

       125 Baylis Road                                     11747

      Melville, New York                                 (Zip code)

(Address of principal executive offices)

        Registrant's telephone number, including area code: 631-777-5188

            Indicate  by check mark  whether  the  registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

            Yes /X/  No

The number of shares of Common  Stock issued and  outstanding  as of November 8,
2001 was 44,758,145, which includes redeemable common shares.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                            Page

PART I.     Financial Information                                            3

Item 1.     Consolidated Financial Statements                                3

            Consolidated Balance Sheets at September 30, 2001
                     (unaudited) and December 31, 2000                       3

            Unaudited Consolidated Statements of Operations for the
               three and nine months ended September 30, 2001, the three
               months ended September 30, 2000 and the period from
               inception (February 10, 2000) through September 30, 2000      4

            Unaudited Consolidated  Statements  of  Cash  Flows  for the
               nine  months  ended  September  30,  2001  and the
               period from inception (February 10, 2000) through
               September 30, 2000                                            5

            Notes to the Unaudited Consolidated Financial Statements         7

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    10

Item 3.     Qualitative and Quantitative Disclosures about Market Risk      18

PART II.    Other Information                                               19

Item 1.     Legal Proceedings                                               19

Item 4.     Submission of Matters to a Vote of Security Holders             19

Item 6.     Exhibits and Reports on Form 8-K                                19

PART I.  FINANCIAL INFORMATION

ITEM 1.     Consolidated Financial Statements

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                            September 30, 2001    December 31, 2000
                                                                            ------------------    -----------------
                              Assets                                           (Unaudited)
Current assets:
   Cash and cash equivalents ...............................................   $ 54,218,677          $  7,727,182
   Marketable securities ...................................................     18,780,824                  --
   Accounts receivable, net ................................................        928,744                15,814
   Prepaid expenses and other current assets ...............................        571,748                47,995
                                                                               ------------          ------------

            Total current assets ...........................................     74,499,993             7,790,991

Property and equipment, net ................................................      1,416,969               583,201
Other assets ...............................................................      2,602,464               220,099
                                                                               ------------          ------------

            Total assets ...................................................   $ 78,519,426          $  8,594,291
                                                                               ============          ============

            Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable ........................................................   $  1,393,942          $    137,365
   Accrued expenses ........................................................      1,568,820               266,949
   Deferred revenue ........................................................        425,441               133,000
   Net liabilities of discontinued operations ..............................      6,006,750                  --
                                                                               ------------          ------------

            Total current liabilities ......................................      9,394,953               537,314
                                                                               ------------          ------------

    Long-term liabilities of discontinued operations .......................      3,324,653                  --
                                                                               ------------          ------------

Commitments

Stockholders' equity:
    Convertible preferred stock - $.001 par value, 2,000,000 and 10,000,000 shares authorized, respectively
      Series A,  -0- and 3,000,000 shares issued and outstanding, respectively         --                   3,000
      Series B,  -0- and 4,900,000 shares issued and outstanding, respectively         --                   4,900
      Series C,  -0- shares issued and outstanding ...........................         --                    --
    Common stock - $.001 par value, 100,000,000 shares authorized, .........
    44,752,961 and 10,900,016 shares issued and outstanding, respectively            44,753                10,900
    Additional paid-in capital .............................................     77,788,420            10,625,252
    Deferred compensation ..................................................     (1,153,805)             (469,351)
    Accumulated deficit ....................................................    (10,899,968)           (2,095,719)
    Accumulated other comprehensive income (loss) ..........................         20,420               (22,005)
                                                                               ------------          ------------

            Total stockholders' equity .....................................     65,799,820             8,056,977
                                                                               ------------          ------------
            Total liabilities and stockholders' equity .....................   $ 78,519,426          $  8,594,291
                                                                               ============          ============
     See accompanying notes to unaudited consolidated financial statements .

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                   Period from
                                                                                             Nine Months            Inception
                                                              Three Months Ended                Ended             (February 10,
                                                                 September 30,            September 30, 2001      2000) through
                                                          2001                2000                              September 30, 2000

Revenues .......................................     $  2,521,887        $     68,350        $  2,565,287        $     68,350

Operating expenses:
   Cost of revenues ............................          519,887              32,622           1,075,061              32,622
   Software development costs ..................        1,417,473             498,104           3,702,894             683,735
   Selling and marketing .......................        1,850,936              15,768           5,301,639              19,185
   General and administrative ..................          619,238              87,315           2,114,727             131,971
                                                     ------------        ------------        ------------        ------------
                                                        4,407,534             633,809          12,194,321             867,513
                                                     ------------        ------------        ------------        ------------
           Operating loss ......................       (1,885,647)           (565,459)         (9,629,034)           (799,163)
                                                     ------------        ------------        ------------        ------------

Interest and other income ......................          441,990              76,071             826,097             102,557
                                                     ------------        ------------        ------------        ------------

         Loss before income taxes ..............       (1,443,657)           (489,388)         (8,802,937)           (696,606)

Provision for income taxes .....................             --                  --                 1,312                --
                                                     ------------        ------------        ------------        ------------

         Net loss ..............................     $ (1,443,657)       $   (489,388)       $ (8,804,249)       $   (696,606)
                                                     ------------        ------------        ------------        ------------

Beneficial conversion feature attributable
   to convertible preferred stock...............             --                  --             3,896,287                --
                                                     ------------        ------------        ------------        ------------

Net loss attributable to common
   shareholders ................................     $ (1,443,657)       $   (489,388)       $(12,700,536)       $   (696,606)
                                                     ============        ============        ============        ============

Basic and diluted net loss per share ...........     $      (0.04)       $      (0.02)       $      (0.40)       $      (0.04)
                                                     ============        ============        ============        ============

Weighted average basic and diluted shares
   outstanding .................................       37,004,055          21,655,701          32,076,681          19,835,499
                                                     ============        ============        ============        ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                 Period from
                                                                                                             Inception (February
                                                                                         Nine Months           10, 2000) through
                                                                                      Ended September 30,         September
                                                                                            2001                   30, 2000
                                                                                      -------------------    --------------------
Cash flows from operating activities:
   Net loss .....................................................................      $ (8,804,249)            $   (696,606)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization ..........................................           312,916                   25,616
         Non-cash professional services expenses ................................           429,671                     --
         Equity-based compensation earned .......................................           344,186                     --
      Changes in operating assets and liabilities:
         Accounts receivable, net ...............................................          (820,930)                 (68,350)
         Prepaid expenses and other current assets ..............................          (523,753)                    --
         Accounts payable .......................................................         1,256,577                  255,001
         Accrued expenses .......................................................         1,301,871                     --
         Deferred revenue .......................................................           292,441                     --
                                                                                       ------------             ------------

            Net cash used in operating activities ...............................        (6,211,270)                (484,339)
                                                                                       ------------             ------------

Cash flows from investing activities:
   Purchase of property and equipment ...........................................        (1,034,462)                (314,376)
   Purchase of software licenses ................................................        (2,240,000)                    --
   Net cash acquired from acquisition of NPI ....................................        48,208,649                     --
   Security deposits ............................................................          (204,587)                (241,054)
                                                                                       ------------             ------------

      Net cash provided by (used in) investing activities .......................        44,729,600                 (555,430)
                                                                                       ------------             ------------
                                                                                                                   2,403,603

Cash flows from financing activities:
   Net proceeds from issuance of preferred stock ................................         7,932,335                9,030,000
   Proceeds from exercise of stock options ......................................            72,125                     --
                                                                                       ------------             ------------

      Net cash provided by financing activities .................................         8,004,460                9,030,000
                                                                                       ------------             ------------

Effect of exchange rate changes on cash .........................................           (31,295)                  (4,918)
                                                                                       ------------             ------------

Net increase in cash and cash equivalents .......................................        46,491,495                7,985,313

Cash and cash equivalents, beginning of period ..................................         7,727,182                     --
                                                                                       ------------             ------------

Cash and cash equivalents, end of period ........................................      $ 54,218,677             $  7,985,313
                                                                                       ============             ============

Supplemental disclosures of cash flow information

The assets acquired and  liabilities  assumed in the acquisition of NPI
    (note 2), which was accounted for as a recapitalization of
    FalconStor,  Inc. are as follows:
     Cash acquired ..............................................................        57,091,647
     Marketable securities acquired .............................................        18,707,104
     Merger related costs .......................................................        (8,882,998)
     Fair value of other tangible assets acquired ...............................           142,000
     Liabilities of discontinued operations assumed .............................        (9,331,403)
                                                                                       ------------

     Increase in additional paid in capital .....................................      $ 57,726,350
                                                                                       ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

              Notes to Unaudited Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a) The Company and Nature of Operations

FalconStor Software, Inc., a Delaware Corporation (the "Company"), develops, manufactures and sells storage networking infrastructure software. The Company also provides network consulting services.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries from their respective dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Unaudited Interim Financial Information

The unaudited interim consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2001, for the three months ended September 30, 2000 and the period from inception (February 10, 2000)
through September 30, 2000, included herein have been prepared, without audit, pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2001, the results of its operations for the three months ended
September 30, 2001 and 2000, and the results of its operations and cash flows for the nine months ended September 30, 2001 and the period from inception
(February 10, 2000) through September 30, 2000.

(d) Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, consisting of money market funds and commercial paper, amounted to approximately
$53.7 million at September 30, 2001. Marketable securities at September 30, 2001 consist of corporate bonds and government securities. Cash, cash equivalents and marketable securities amounted to approximately $63.7 million at September 30,
2001, after deducting liabilities of discontinued operations.

(e)  Revenue Recognition

The Company recognizes revenue from software licenses in accordance with
Statement of Position ("SOP") 97-2, Software Revenue Recognition. Accordingly,
revenue for non-customized software is recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable and the software is delivered, provided no significant obligations remain and collection of the resulting receivable is deemed probable. Software delivered to a customer on a trial basis is not recognized as revenue until a permanent key is delivered to the customer. When a customer licenses software together with the purchase of maintenance, the Company allocates a portion of the fee to maintenance for its fair value based on the contractual maintenance renewal rate. Software maintenance fees are deferred and recognized as revenue ratably over the term of the contract. The cost of providing technical support is included in cost of revenues.

Network consulting fees, which are billed on a time and material basis, are recognized as revenue when the services are performed. These services have not been provided to our end user software license customers and, thus, are not a component of multi-element arrangements. Costs of providing these services are included in cost of revenues.

The Company has entered into various distribution, licensing and joint promotion agreements with OEM's, whereby the Company has provided the OEM a non-exclusive software license to install the Company's software on certain hardware in exchange for royalty payments based on the number of products distributed by the
OEM. Nonrefundable advances received by the Company from an OEM for software engineering services are recorded as deferred revenue and recognized as revenue when the services are complete and the software product master is delivered and accepted. Deferred revenue related to such arrangements amounted to $425,441 at
September 30, 2001.

(f)  Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents. Due to a net loss, all common stock equivalents were excluded from diluted net loss per share.

(g)  Comprehensive Income (Loss)

Comprehensive loss amounted to $8,783,829 and $701,524 for the nine months ended
September 30, 2001 and for the period from inception (February 10, 2000) through
September 30, 2000, respectively and includes the Company's net loss, foreign currency translation adjustments, and unrealized gains on marketable securities.

(h)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

(i) New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142 "Goodwill And Other Intangible
Assets" ("SFAS No. 142"), which is effective for fiscal years beginning after
June 15, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. In accordance with SFAS No. 142, an entity can no longer amortize goodwill over its estimated useful life. Rather goodwill will be subject to assessments for impairment by applying a fair-value-based test. Intangible assets must be separately recognized and amortized over their useful life. FalconStor expects the adoption of SFAS No. 142 on January 1, 2002 will not have a material impact on its consolidated results of operations or financial position.

The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s)
in which the losses are incurred, rather than as of the measurement date as presently required. FalconStor expects the adoption of SFAS No. 144 will not have a material impact on its consolidated results of operations or financial position.

(2) Merger with Network Peripherals Inc.

Effective August 22, 2001, pursuant to the Agreement and Plan of Merger and
Reorganization, dated as of May 4, 2001, (the "Merger Agreement"), among
FalconStor, Inc. ("FalconStor"), Network Peripherals Inc. ("NPI") and Empire
Acquisition Corp., a wholly-owned subsidiary of NPI ("MergerSub"), MergerSub merged with and into FalconStor, with FalconStor as the surviving corporation.
Under the terms of the Merger Agreement, all of FalconStor's preferred shares were converted into common shares and the stockholders of FalconStor received
0.721858 shares of NPI common stock for each share of FalconStor common stock that they held. Although NPI acquired FalconStor as a result of the transaction,
FalconStor stockholders held a majority of the voting interests in the combined enterprise. Accordingly, for accounting purposes, the acquisition was a "reverse acquisition" and FalconStor was the "accounting acquiror." Further, as a result of NPI's decision on June 1, 2001 to discontinue its NuWave and legacy business,
NPI is a non-operating public shell with no continuing operations, and no intangible assets associated with NPI were purchased by FalconStor. Accordingly, the transaction was accounted for as a recapitalization of FalconStor and recorded based on the fair value of NPI's net tangible assets acquired by
FalconStor, with no goodwill or other intangible assets being recognized. Costs incurred by FalconStor directly related to the transaction, amounting to
$8,882,998, were charged to additional paid-in capital. The conversion of all of
FalconStor's preferred stock into common stock resulted in an additional
20,207,460 shares of common stock outstanding and, for accounting purposes, the merger resulted in the issuance of 13,419,884 common shares to NPI's pre-merger shareholders. In connection with the merger, the name of NPI was changed to
FalconStor Software, Inc.

The following unaudited pro forma consolidated financial information reflects
NPI as a discontinued operation and gives effect to the above described merger as if the merger had occurred at the beginning of the respective periods by consolidating the continuing results of operations of the Company and NPI for the nine months ended September 30, 2001 and the period from inception (February
10, 2000) through September 30, 2000.

                                                                                   Period from Inception
                                                           Nine months Ended    (February 10, 2000) through
                                                           September 30, 2001        September 30, 2000

Revenues                                                     $  2,340,287              $    68,350
---------------------------------------------------------------------------------------------------
Net Loss from continuing operations                           (9,029,249)                (696,606)
---------------------------------------------------------------------------------------------------
Basic and diluted net
        loss from continuing operations per share             $    (0.21)              $    (0.02)
---------------------------------------------------------------------------------------------------
Weighted average basic and
       diluted shares outstanding                              43,518,342               33,184,104
---------------------------------------------------------------------------------------------------

The pro forma statements are provided for illustrative  purposes only and do not represent what the actual consolidated results of operations would have been had the merger occurred on the dates assumed, nor are they necessarily indicative of future results of operations.

(3)  Stock Option Plans

In June 2001, the Company's  shareholders  approved an increase in the number of shares  available for issuance  upon  exercise of options  under the  FalconStor
Software,  Inc.  2000  Stock  Option  Plan  from  8,000,000  to  12,000,000.  In connection with the merger with NPI, the number of shares available for issuance under this plan was converted from 12,000,000 to 8,662,296 based upon the common stock conversion factor of .721858 in the merger agreement.

As of September 30, 2001, there were outstanding  options to purchase  1,474,079 shares  under  several  of the  former  NPI  stock  option  plans.  All of these outstanding  options  expire  within one year and the Company does not intend to grant any  additional  options  under  these plans  except for the 1994  Outside
Directors  Stock Option Plan which has 150,000  shares

authorized for issuance upon the exercise of options of which options to purchase 135,416 shares are outstanding as of September 30, 2001. The Company will seek stockholder approval to increase the number of shares issuable upon the exercise of options under this plan from 150,000 to 500,000.

(4)  Software Licenses

In 2001, the Company purchased two software licenses for $2,240,000. The Company is further developing the acquired software, which is included in other assets and is being amortized over three years.

(5)  Liabilities of Discontinued Operations

As of October 31, 2001, the Company consummated the wind down of NPI's discontinued operations, including the termination of all of NPI's former employees. Liabilities of NPI's discontinued operations at September 30, 2001 consisted of $3.7 million in future lease obligations, $1.0 million in warranty related liabilities, $0.9 million in severance related payments, $0.4 million in professional fees and $3.3 million in other related liabilities.

 (6) Beneficial Conversion Feature

On May 4, 2001, the Company issued 3,193,678 shares of its Series C preferred stock at $2.55 per share for net proceeds of $7,932,335. Each share of Series C preferred stock was convertible into one share of common stock, was not redeemable at the option of the holder and has other terms similar to the previous issuance of Series C shares. The issuance of the Series C preferred stock resulted in a beneficial conversion feature, which was recorded as a preferred stock dividend in the second quarter of 2001, since the Series C preferred stock was convertible at issuance. The beneficial conversion feature of $3,896,287 was calculated on the date of issuance, based on the difference between the fair value of the Company's common stock which would be issued upon conversion of the preferred stock and the amount paid for the preferred stock.

(7) Subsequent Events

Investment in Network-1 Security Solutions

On October 5, 2001, the Company invested $2.3 million in Network-1 Security
Solutions, Inc., ("Network-1"), a publicly traded corporation that develops next generation distributed firewalls and other network security software products.
As part of a private placement, the Company acquired Network-1's preferred stock, which if converted into common stock, would represent an approximate
16.5% ownership of Network-1. This investment will be accounted for under the cost method.

Simultaneously with this financing, the Company entered into a multi-year
Technology License Agreement with Network-1, in which the Company will have the right to distribute Network-1's product offerings in its indirect and OEM channels.

Stock Repurchase Program

On October 25, 2001, the Company announced that its Board of Directors authorized the repurchase of up to two million shares of the Company's outstanding common stock. The repurchases will be made from time to time in open market transactions in such amounts as determined at the discretion of the
Company's management. The terms of the stock repurchases will be determined by management based on market conditions.

ITEM 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and
Results of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities
Exchange Act of 1934. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as
"believes," "anticipates," "expects," "estimates," "plans," "may," "intends,"
"will," or similar terms. Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. The following discussion should be read together with the condensed consolidated financial statements and notes to those statements included elsewhere in this report.

OVERVIEW

FalconStor was incorporated in Delaware for the purpose of developing, manufacturing and selling storage networking infrastructure software. Our unique open software approach to storage networking enables companies to better capture and manipulate the expanding volume of enterprise data than existing storage solutions, without rendering those solutions obsolete. By moving the intelligence of storage management from hardware to software, we allow companies to adopt the state-of-the-art Fibre Channel technology while at the same time, leverage their prior investments in Ethernet information technology (IT)
infrastructure, taking full advantage of the ubiquitous connectivity of the industry-standard Internet Protocol (IP). Our software technology can rapidly embrace various input/output (I/O) interface, communications standards and innovative storage services as they are introduced. Our unique architecture has been recognized and licensed by partners in Gigabit Ethernet Switch,
SCSI-to-Fibre Channel Router, Disk-Subsystem and Appliances spaces. Our flagship
IPStor(TM) product, which began shipping in May, 2001, is currently the only available all-software solution that combines industry-standard connectivity with next-generation network storage services, offering large, distributed enterprises a complete storage management solution that includes all four of the key service categories: universal connectivity supporting both Fibre Channel and
IP/iSCSI-based storage provisioning; virtualization; storage services such as fail-over, mirroring, replication and snapshot; and unified SAN (storage area network) and NAS (network-attached storage).

From March 2000 through May 2001, we received net proceeds of approximately
$18.2 million from the sale of our preferred stock which converted into approximately 20.2 million shares of our common stock. Our operations since inception through the second quarter of 2001 were mainly comprised of the development of our core storage networking infrastructure software product.
During 2000 and the first two quarters of 2001, we were in the development stage of operations, as a result there were no significant revenues generated from our planned principal operations. During the second quarter of 2001, we completed the development of our principal product and released our software. We began to earn our first significant revenues from software licenses in the third quarter of 2001.

On August 22, 2001, we merged with Network Peripherals Inc. ("NPI"), a publicly traded company. For more information relating to the merger with NPI, including the accounting treatment, see note 2 to the unaudited condensed consolidated financial statements.

RESULTS OF OPERATIONS  - FOR THE QUARTER ENDED SEPTEMBER 30, 2001

Revenues

Revenues for the quarter ended September 30, 2001 were approximately $2.5 million, a $2.5 million increase from the prior year's comparable quarter. The increase is due to the release of our principal product at the end of the second quarter of 2001. We entered into various distribution, licensing and joint promotion agreements with OEMs, whereby we provide the OEM a non-exclusive software license to install our software on certain hardware in exchange for royalty payments based on the number of products sold by the OEM. Nonrefundable advances that we receive for software engineering services are recorded as deferred revenue and recognized as revenue when the services are complete and the software product master is delivered and accepted.
Additionally, we recognized approximately $50,000 during the quarter ended
September 30, 2001 from network consulting fees, which were billed on a time and materials basis and recognized as revenue when the services were performed.
During the quarter ended September 30, 2000, we did not generate any revenues from software licenses since our software was still in the development process and had not yet been released. All revenues during the quarter ended September
30, 2000, were related to network consulting services. Future revenues are expected to be derived substantially from software licenses and maintenance fees related to our software.

Cost of Revenues

Cost of revenues for the quarter ended September 30, 2001 were approximately
$0.5 million compared to $33,000 for the quarter ended September 30, 2000. Cost of revenues consist primarily of salaries and related expenses for storage architects, training personnel, technical support personnel, production costs and shipping costs. The increase in cost of revenues from the prior year is mainly due an increase in the number of employees. As a result of the release of our software in the second quarter of 2001, we hired additional employees to help implement and support our software. We expect cost of revenues to increase in absolute dollars, as additional staffing will be required to support our anticipated revenue growth.

Gross profit for the quarter ended September 30, 2001 was $2.0 million or 79%
compared to $36,000 or 52% for the quarter ended September 30, 2000. The increase in gross margin was due to the increase in software license revenues which have a higher gross margin than network consulting fees.

Software Development Costs

Software development costs were approximately $1.4 million for the quarter ended
September 30, 2001 compared to approximately $0.5 million in the prior year's comparable quarter. Included in software development costs are the salaries and related expenses of our research and development personnel, and other development related expenses. The $0.9 million increase from the prior year is mainly due to an increase in employees. The increase in employees was needed to develop our core storage networking infrastructure software product, as well as, to develop new innovative features and options. Software development costs are expected to increase in the future as we continue to modify and enhance our product.

Selling and Marketing

Selling and marketing expenses increased from approximately $16,000 in the quarter ended September 30, 2000 to approximately $1.9 million in the quarter ended September 30, 2001. Selling and marketing expenses were mainly comprised of salary and related costs of our sales and marketing staff, travel and entertainment, public relations expense, collaterals, promotions, commissions, trade shows expenses and costs associated with our sales offices in Taiwan,
Japan, France and Australia. This increase in selling and marketing expenses was due to our product being released during the end of the second quarter of 2001.
As a result of this release, we expanded our sales force to accommodate our revenue growth and we initiated our marketing efforts to promote our product and create brand awareness.

Selling and marketing expenses were limited in the third quarter of 2000 since our product had not yet been released. Selling and marketing expenses are expected to increase in the future due to increased staffing costs necessary to support our anticipated growth and continued branding and marketing efforts.

General and Administrative

General and administrative expenses were approximately $0.6 million for the quarter ended September 30, 2001, an increase of approximately $0.5 million from the prior year's comparable period. General and administrative expenses consist primarily of salaries and related personnel costs for general corporate functions, legal and professional fees and general corporate overhead costs. The increase in general and administrative expenses was due to increased salaries associated with building our corporate infrastructure. Additionally, as a public company, we now incur additional legal and

professional fees and corporate directors and officers insurance expense.
General and administrative expenses are expected to increase in absolute dollars in the future to support our overall growth.

Interest and Other Income

Interest and other income was approximately $0.4 million for the quarter ended
September 30, 2001 compared to $76,000 for the quarter ended September 30, 2000.
The increase in interest income was due to a higher average cash, cash equivalent and marketable securities balance as a result of the merger with NPI, as well as, the cash we raised from the issuance of Series C convertible preferred stock.

Income Taxes

We did not record a tax benefit associated with the pre-tax loss incurred from the period from inception (February 10, 2000) through September 30, 2001, as we deemed that it was more likely than not that the deferred tax assets will not be realized based on our development and now early stage operations and, accordingly, we provided a full valuation allowance against the deferred tax asset.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO
THE PERIOD FROM INCEPTION (FEBRUARY 10, 2000) THROUGH SEPTEMBER 30, 2000.

Revenues

Revenues for the nine months ended September 30, 2001 were approximately $2.6 million compared to approximately $68,000 for the period from inception
(February 10, 2000) through September 30, 2000. The increase of approximately
$2.5 million is due to the release of our principal product at the end of the second quarter of 2001. As a result of the release of our product, we recognized approximately $2.5 million in revenue from software licenses. Additionally, for the nine months ended September 30, 2001 we recognized $70,000 from network consulting fees. For the period from inception (February 10, 2000) through
September 30, 2000, we did not generate any revenues from software licenses since our software was still in the development process and had not yet been released. All revenues in 2000 were related to network consulting services.
Future revenues are expected to be derived substantially from software licenses and maintenance fees related to our software.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2001 were approximately
$1.1 million compared to $33,000 for the period from inception (February 10,
2000) through September 30, 2000. The increase in cost of revenues from the prior year is mainly due an increase in employees. As a result of the release of our software in the second quarter of 2001, we hired additional employees to help implement and support our software.

Gross profit for the nine months ended September 30, 2001 was $1.5 million or
58% compared to $36,000 or 52% for the period from inception (February 10, 2000)
through September 30, 2000. The increase in gross margin was due to the increase in software license revenues, which have a higher gross margin than network consulting fees.

Software Development Costs

Software development costs were approximately $3.7 million for the nine months ended September 30, 2001 compared to approximately $0.7 million for the period from inception (February 10, 2000) through September 30, 2000. The $3.0 million increase from the prior year is mainly due to an increase in employees. The increase in employees was needed to develop our core storage networking infrastructure software product, as well as, to develop new innovative features and options.

Selling and Marketing

Selling and marketing expenses increased from approximately $19,000 for the period from inception (February 10, 2000) through September 30, 2000 to approximately $5.3 million for the nine months ended September 30, 2001. This increase in selling and marketing expenses was due to our product being released during the end of the second quarter of 2001. As a result of this release, we expanded our sales force to accommodate our revenue growth and we initiated our marketing efforts to promote our product and create brand awareness. Selling and marketing expenses were limited in 2000 since our product had not yet been released.

General and Administrative

General and administrative expenses were approximately $2.1 million for the nine months ended September 30, 2001, an increase of approximately $2 million from the period from inception (February 10, 2000) through September 30, 2000. The increase in general and administrative expenses was due to increased salaries associated with building our basic corporate infrastructure. Additionally, as a public company, we now incur additional legal and professional fees and corporate directors and officers insurance expense.

Interest and Other Income

Interest and other income was approximately $0.8 million for the nine months ended September 30, 2001 compared to $0.1 million for the period from inception
(February 10, 2000) through September 30, 2000. The $0.7 million increase in interest income was due to higher average cash, cash equivalent and marketable securities balances as a result of the merger with NPI, as well as the cash we raised from the issuance of Series C convertible preferred stock.

Income Taxes

We did not record a tax benefit associated with the pre-tax loss incurred from the period from inception (February 10, 2000) through September 30, 2001, as we deemed that it was more likely than not that the deferred tax assets will not be realized based on our development and now early stage operations and, accordingly, we provided a full valuation allowance against the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, we had approximately $54.2 million in cash and cash equivalents and $18.8 million in marketable securities. Net cash used in operating activities for the nine months ended September 30, 2001 was $6.2 million compared to approximately $0.5 million for period from inception
(February 10, 2000) through September 30, 2000. The increase in net cash used was mainly attributable to the increase in net loss of $8.1 million partially offset by non-cash expenses of approximately $1.1 million and increases in accounts payable, accrued expenses and deferred revenue of approximately $2.9 million. The increase in net cash used was also attributable to increases in accounts receivable and prepaid expenses and other current assets totaling approximately $1.3 million.

Net cash provided by investing activities for the nine months ended September
30, 2001 was approximately $44.7 million compared to cash used of approximately
$0.6 million for period from inception (February 10, 2000) through September 30,
2000. The increase in cash provided by investing activities is mainly due to the
$48.2 million net cash acquired from the merger with NPI. This amount was partially offset by $1.0 million in purchases of property and equipment, $2.2 million related to the purchase of software licenses and $0.2 million paid in security deposits. For the period from inception (February 10, 2000) through
September 30, 2000 the net cash used was attributable to purchases of property and equipment of $0.3 million and approximately $0.2 million in security deposits.

Net cash provided by financing activities was approximately $8.0 million for the nine months ended September 30, 2001. The $8.0 million was comprised of $7.9 million raised from our Series C financing and approximately $0.1 million from the exercise of stock options. For the period from inception (February 10, 2000)
through September 30, 2000 cash provided by financing activities was approximately $9.0 million from the issuance of Series A and B preferred stock.

As of September 30, 2001, we had $9.3 million of liabilities related to the discontinued operations of NPI. Subsequent to September 30, 2001, we announced that our Board of Directors authorized the repurchase of up to two million shares of our outstanding stock. We also invested $2.3 million in Network-1. Our principal sources of liquidity are cash, cash equivalents and marketable securities, which are expected to be used for general corporate purposes, including expansion of operations and capital expenditures.

We believe that our current balance of cash, cash equivalents and marketable securities and expected cash flows from operations will be sufficient to meet our cash requirements for at least the next twelve months.

Impact of Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 142 "Goodwill And Other Intangible
Assets" ("SFAS No. 142"), which is effective for fiscal years beginning after
June 15, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. In accordance with SFAS No. 142, an entity can no longer amortize goodwill over its estimated useful life. Rather goodwill will be subject to assessments for impairment by applying a fair-value-based test. Intangible assets must be separately recognized and amortized over the useful life. FalconStor expects the adoption of SFAS No. 142 on January 1, 2002 will not have a material impact on its consolidated results of operations or financial position.

The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s)
in which the losses are incurred, rather than as of the measurement date as presently required. FalconStor expects the adoption of SFAS No. 144 will not have a material impact on its consolidated results of operations or financial position.

                                  RISK FACTORS

Failure of our merger with Network Peripherals Inc to achieve potential benefits could harm our business and operating results.

We expect that our merger will result in potential benefits for us. Achieving these potential benefits will depend on a number of factors, some of which include:

     o    retention of key management, marketing and technical personnel after the merger;

     o    our ability to increase our customer base and to increase the sales of our products; and

     o    competitive conditions in the storage networking infrastructure software market.

We cannot assure you that the anticipated benefits will be achieved. The failure to achieve anticipated benefits could harm our business, financial condition and operating results.

We have had limited revenues and a history of losses, and we may not achieve or maintain profitability.

Due to the early stage of our product, we have had limited revenues and a history of losses. For the period from inception (February 10, 2000) through
September 30, 2001, we had net losses of $10,899,968. We currently have signed contracts with resellers and original equipment manufacturers, or OEMs, to ship our products and expect that as a result of these contracts, our revenues will increase in the future. Our business model depends upon signing agreements with additional OEM customers, developing a reseller sales channel, and expanding our direct sales force. Any difficulty in obtaining these OEM and reseller customers or in attracting qualified sales personnel will negatively impact our financial performance.

Network Peripherals Inc. has liabilities and ongoing obligations to certain customers and suppliers as a result of the winding down of its business.

Network Peripherals Inc. had existing agreements with certain suppliers and customers. NPI may have liabilities to certain existing customers and suppliers as a result of the termination of these agreements. While we are taking steps to minimize any such potential liability, we cannot be sure that our efforts to remove all such liability will be successful.

The market for IP-based storage solutions is new and uncertain, and our business will suffer if it does not develop as we expect.

The rapid adoption of Internet protocol (IP)-based storage solutions is critical to our future success. The market for IP-based solutions is still unproven, making it difficult to predict its potential size or future growth rate, and there are currently only a handful of companies with IP-based storage products that are commercially available. Most potential customers have made substantial investments in their current storage networking infrastructure, and they may elect to remain with current network architectures or to adopt new architecture, in limited stages or over extended periods of time. We will need to convince these potential customers of the benefits of our IP-based storage products for future storage network infrastructure upgrades or expansions. We cannot be certain that a viable market for our products will develop or be sustainable. If this market does not develop, or develops more slowly than we expect, our business, financial condition and results of operations would be seriously harmed.

If we are unable to develop and manufacture new products that address additional storage networking infrastructure software market segments, our operating results may suffer.

Although our current products are designed for one of the most significant segments of the storage networking infrastructure software market, demand may shift to other market segments. Accordingly, we may need to develop and manufacture new products that address additional storage networking infrastructure software market segments and emerging technologies to remain competitive in the data storage software industry. We cannot assure you that we will successfully qualify new storage networking infrastructure software products with our customers by meeting customer performance and quality specifications or quickly achieve high volume production of storage networking infrastructure software products.

Any failure to address additional market segments could harm our business, financial condition and operating results.

Our complex products may have errors or defects that could result in reduced demand for our products or costly litigation.

Our IPStor platform is complex and designed to be deployed in large and complex networks. Many of our customers will require that our products be designed to interface with customers' existing networks, each of which may have different specifications and utilize multiple protocol standards. Because our products are critical to the networks of our customers, any significant interruption in their service as a result of defects in our product within our customers' networks could result in lost profits or damage to our customers. These problems could cause us to incur significant service and warranty costs,

divert engineering personnel from product development efforts and significantly impair our ability to maintain existing customer relationships and attract new customers. In addition, a product liability claim, whether successful or not, would likely be time consuming and expensive to resolve and would divert management time and attention. Further, if we are unable to fix the errors or other problems that may be identified in full deployment, we would likely experience loss of or delay in revenues and loss of market share and our business and prospects would suffer.

Our quarterly results may fluctuate  significantly,  which could cause our stock price to decline.

Our future performance will depend on many factors, including:

     o    the average unit selling price of our products;

     o    existing or new competitors introducing better products at competitive prices before we do;

     o    our ability to manage successfully the complex and difficult process of qualifying our products with our customers;

     o    our customers canceling, rescheduling or deferring significant orders for our products, particularly in anticipation of new products or enhancements from us or our competitors;

     o    import or export restrictions on our proprietary technology; and

     o    personnel changes.

Many of our expenses are relatively fixed and difficult to reduce or modify. As a result, the fixed nature of our expenses will magnify any adverse effect of a decrease in revenue on our operating results.

The storage networking infrastructure software market is highly competitive and intense competition could negatively impact our business.

The storage networking infrastructure software market is intensely competitive even during periods when demand is stable. Our management believes that we compete primarily with DataCore and StorageApps. Those competitors and other potential competitors may be able to establish rapidly or expand storage networking infrastructure software offerings more quickly, adapt to new technologies and customer requirements faster and take advantage of acquisition and other opportunities more readily.

Our competitors also may:

     o    consolidate or establish strategic relationships among themselves to lower their product costs or to otherwise compete more effectively against us; or

     o    bundle their products with other products to increase demand for their products.

In addition, some OEMs with whom we do business, or hope to do business, may enter the market directly and rapidly capture market share. If we fail to compete successfully against current or future competitors, our business, financial condition and operating results may suffer.

The loss of any of our key personnel could harm our business.

Our success depends upon the continued contributions of our key employees, many of whom would be extremely difficult to replace. We do not have key person life insurance on any of our personnel. Many of our senior management and a significant number of our other employees have been with us for a short period of time. Worldwide competition for skilled

employees in the storage networking infrastructure software industry is extremely intense. If we are unable to retain existing employees or to hire and integrate new employees, our business, financial condition and operating results could suffer. In addition, companies whose employees accept positions with competitors often claim that the competitors have engaged in unfair hiring practices. We may be the subject of such claims in the future as we seek to hire qualified personnel and could incur substantial costs defending ourselves against those claims.

Our board of directors may selectively release shares of our common stock received by the former FalconStor, Inc. stockholders from lock-up restrictions.

Our board of directors may, in its sole discretion, release any or all of the shares of our common stock received by the former FalconStor stockholders from lock-up restrictions at any time with or without notice. Any release of such shares from lock-up restrictions may be applied to our former stockholders on a proportionate or selective basis. If the release is selectively applied, the stockholders whose shares are not released will be forced to hold such shares while other stockholders may sell. In addition, the release of any of such shares could depress our stock price.

If we are unable to protect our intellectual property, our business will suffer.

Our success is dependent upon our proprietary technology. Currently, the IPStor software suite is the core of our proprietary technology. We have three pending patent applications and pending trademark applications related to our IPStor product. We cannot predict whether we will receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

We also rely on trade secret, copyright and trademark laws, as well as the confidentiality and other restrictions contained in our respective sales contracts and confidentiality agreements to protect our proprietary rights.
These legal protections afford only limited protection.

Our technology may be subject to infringement claims that could harm our business.

We may become subject to litigation regarding infringement claims alleged by third parties. We have received correspondence from a third party claiming that some of our employees formerly employed by that third party may have disclosed proprietary information of the third party in violation of certain agreements or other obligations to that third party. This third party has also asserted that our intellectual property may be based on or utilizes its intellectual property.
As of the date of this Form 10-Q filing, no formal action has been taken by the third party. We believe these claims are without merit. However, if an action is commenced against us, our management may have to devote substantial attention and resources to defend these claims. An unfavorable result for the Company could have a material adverse effect on our business, financial condition and operating results and could limit our ability to use our intellectual property.

We have a significant amount of authorized but unissued preferred stock, which may affect the likelihood of a change of control in our company.

Our Board of Directors has the authority, without further action by the stockholders, to issue up to 2,000,000 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of the stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. In addition, certain "anti-takeover"
provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control.

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders' percentage ownership of our common stock.

As of September 30, 2001, we have outstanding options to purchase an aggregate of 7,004,846 shares of our common stock at a weighted average exercise price of
$3.23 per share.

The exercise of all of the outstanding options would dilute the then-existing stockholders' percentage ownership of common stock, and any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices for the common stock. In addition, the existence of a significant amount of outstanding options may encourage short selling by the option holders since the exercise of the outstanding options could depress the price of our common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by such securities.

Item 3. Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risks. Our return on our investments in cash, cash equivalents and marketable securities is subject to interest rate risks. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities.

Foreign Currency Risk. We have several offices outside the United States.
Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations have not been material since our inception. We do not use derivative financial instruments to limit our foreign currency risk exposure.

PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings

            There  were  no  material  legal  proceedings  pending  or,  to  our knowledge, threatened against us.

Item 4.     Submission of Matters to a Vote of Security Holders

            (a)   The 2001 annual meeting of stockholders was held on August 22,
                  2001.

            (c)   Matters voted on at the meeting and the number of votes cast:

                                                 Voted For   Voted Against      Abstentions Broker Non-Votes
                                                 ---------   -------------      ----------- -----------------

(1)         Approve merger of
            FalconStor, Inc. and
            Network Peripherals Inc.             7,278,933   133,005            6,860            5,265,721
(2)         Amend restated certificate
            of incorporation to increase
            number of  authorized
            shares from 60,000,000
            to 100,000,000 and to change
            Network  Peripherals Inc.'s
            name to FalconStor
            Software, Inc.                       6,992,810   399,976            6,012            5,265,721

Item 6.    Exhibits and Reports on Form 8-K

            (b)   Reports on Form 8-K

                  On August 24, 2001, we filed a Form 8-K under Item 5 and 7 announcing the completion of our merger with FalconStor, Inc.

                  On September 6, 2001, we filed a Form 8-K under Item 2 and 7 regarding the completion of our merger with Network
                  Peripherals Inc. and under Item 4 regarding a change in our accountants.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FALCONSTOR SOFTWARE, INC.

                                        /s/ Jacob Ferng
                                        ---------------
                                        Jacob Ferng
                                        Chief Financial Officer and Vice President
                                        (Principal Accounting Officer)

November 13, 2001