Form 10-K
period 2001-12-31
FALCONSTOR SOFTWARE INC
filed 2002-03-27
CIK 922521

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

/X/         ANNUAL  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2001.

                                       OR

/ /         TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
            ACT OF 1934
            For the transition period from __________ to __________

                         Commission file number 0-23970

                            FALCONSTOR SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                      77-0216135
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

            125 Baylis Road                                     11747
           Melville, New York                                 (Zip code)
(Address of principal executive offices)

        Registrant's telephone number, including area code: 631-777-5188

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

       Indicate by check mark whether the  Registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the
Registrant  was required to file such  reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  Registrant's  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. /X/

       Aggregate  market  value of Common  Stock held by  non-affiliates  of the
Registrant  as of March 8, 2002 was  $172,549,972,  which value,  solely for the purposes of this  calculation  excludes  shares held by  Registrant's  officers, directors,  5% shareholders and their  affiliates.  Such exclusion should not be deemed a  determination  by Registrant that all such  individuals  are, in fact, affiliates  of the  Registrant.  The number of shares of Common Stock issued and outstanding as of March 8, 2002 was 45,430,294 and 45,240,294, respectively.

                        Documents Incorporated by Reference:

        The  information  required by Part III of Form 10-K will be incorporated by  reference  to certain  portions of a  definitive  proxy  statement  which is expected to be filed by the Company  pursuant to Regulation  14A within 120 days after the close of its fiscal year.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page

PART I.

PART II.

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters........................................... 11
Item 6.        Selected Consolidated Financial Data.......................... 11
Item 7.        Management's Discussion and Analysis of Financial Condition

Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure........................... 41

PART III.

Item 10.       Directors and Executive Officers of the Registrant............ 41
Item 11.       Executive Compensation........................................ 41
Item 12.       Security Ownership of Certain Beneficial Owners and Management 41
Item 13.       Certain Relationships and Related Transactions................ 41

PART IV.

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K 41

SIGNATURES................................................................... 43

                                     PART I

Item 1.   Business

OVERVIEW

FalconStor  Software,  Inc.  ("FalconStor") is a provider of Storage  Networking
Infrastructure Software and related maintenance,  implementation and engineering services.  FalconStor's software has a network-centric architecture that enables enterprises  and  Internet  Data  Centers to reduce the Total Cost of  Ownership
(TCO) by consolidating  the management of storage capacity and related services.
FalconStor's   software   technology   can  embrace   various   I/O   interface,
communications  standards  and  mission-critical  storage  services  as they are introduced.  FalconStor's  architecture  has been  recognized  and  licensed  by partners in Gigabit Ethernet Switch,  Disk-Subsystem  and Appliances spaces. The
Company believes FalconStor's flagship IPStor(TM) product,  which began shipping in the second  quarter of 2001,  is currently  the only  available  all-software solution  that  combines  industry-standard  connectivity  with  next-generation network storage  services,  offering large,  distributed  enterprises a complete
storage  management   solution  that  includes  all  four  of  the  key  service
categories:   universal   connectivity   supporting   both  Fibre   Channel  and
IP/iSCSI-based  storage provisioning;  virtualization;  storage services such as fail-over,  mirroring,  replication and snapshot;  and unified SAN (storage area network) and NAS  (network-attached  storage).  FalconStor's  commitment to open standards and universal  connectivity has been endorsed by such industry leaders as Adaptec,  Brocade, Cisco, Emulex,  Fujitsu,  Gadzoox, IBM, Intel, NEC, Oracle
and QLogic.  FalconStor has  agreements  with original  equipment  manufacturers
("OEMs") with companies such as NEC, Runtop, Accton, ADTX, AnexTek Global, Inc.,
MTI,  Dot  Hill and  Storage  Engine,  which  incorporates  FalconStor's  IPStor technology with such companies' products. FalconStor's strategic partner program includes  such  companies  as  ATTO  Technology,  Bell  Microproducts,  Brocade,
Conservor,  Hitachi Data Systems,  Hitachi  Engineering  Co., Ltd., NS Solutions
Corporation (subsidiary of The Nippon Steel Corporation,  Japan), Oracle, QLogic
and Tivoli.

Network  Peripherals  Inc.  ("NPI") was incorporated in California in March 1989 and  reincorporated  in Delaware in 1994.  FalconStor,  Inc. was incorporated in
Delaware in February 2000. On August 22, 2001, FalconStor, Inc. merged with NPI, a publicly traded company, with NPI as the surviving  corporation.  Although NPI
acquired  FalconStor,  as  a  result  of  the  transaction,   FalconStor,   Inc.
stockholders held a majority of the voting interests in the combined  enterprise after the merger.  Accordingly,  for accounting purposes,  the acquisition was a
"reverse  acquisition"  and  FalconStor,  Inc.  was the  "accounting  acquiror."
Further, as a result of NPI's decision on June 1, 2001 to discontinue its NuWave and legacy  business,  at the time of the merger NPI was a non-operating  public shell with no continuing  operations,  and no intangible  assets associated with
NPI were purchased by FalconStor. As a result, the transaction was accounted for as a  recapitalization  of  FalconStor  and recorded  based on the fair value of
NPI's net  tangible  assets  acquired by  FalconStor,  with no goodwill or other intangible assets being recognized.  In connection with the merger,  the name of
NPI was changed to FalconStor  Software,  Inc. For more information  relating to the merger, see Note 2 of Notes to Consolidated Financial Statements.

INDUSTRY BACKGROUND

The rapid growth of  data-intensive  business  applications  has  increased  the amount  of  mission-critical  enterprise  data  and  consequently,  the need for dedicated  storage.  Enterprises are frequently  discovering that their existing storage  infrastructure has become  inefficient and increasingly  congested with data  traffic.  To  address  these  increased  storage  needs,  enterprises  are deploying large cabinet,  or RAID, devices that are capable of handling multiple terabytes  of data (one  trillion  bytes).  According to Gartner  Dataquest,  an industry research firm,  average desktop  consumption of storage space has grown from  1.4  gigabytes  (one  billion  bytes)  in 1997  to 3.5 GB in  1999  and is projected to reach 14 GB in 2003.  For corporate  data centers,  worldwide  RAID capacity  deployment will grow to 1.3 million TB by 2003 at a compounded  annual growth rate of 79%.

Business  enterprises  historically  supported and managed data  requirements by directly  attaching  storage  devices to the individual  servers on a local area network,  or LAN.  Servers  communicate  in this  environment  using  the  small computer systems  interface,  or SCSI. The SCSI protocol,  however,  has several drawbacks,  including a short transport distance and the ability to support only a limited number of  connections.  According to IDC, an industry  research firm, advances in technology increased LAN transmission speeds by 100 times during the
1990's,  while  storage-to-server  data  transmission  speeds utilizing the SCSI interface  increased less than 20 times during this period.  The result has been significant congestion at the point of communication between storage systems and servers.

The storage  management  challenge led to the  development  of network  attached storage, or NAS, and storage area network, or SAN, systems,  two innovative ways of addressing  the storage  problem.  These two storage  systems do not compete;
both are needed by corporate  data  centers.  NAS  represents a quick and simple solution to add general  purpose,  shareable,  storage space to users and groups and to some application servers that are not access-intensive.  SAN represents a way to separate the server and storage into two  independently  managed systems, thereby simplifying the complexity of the overall information technology, or IT, infrastructure.  Fibre channel,  or FC, a high-speed  network connection system, has emerged as a viable means to implement a SAN.  However,  a pure FC SAN alone does  not  address  all the  problems  in the  areas  of  connectivity,  storage virtualization and storage services.

A  large  market   opportunity  is  emerging  for  storage   software  that  can
successfully  address the  shortcomings  of current storage  solutions.  As SANs continue to grow in popularity and complexity, innovative software products will be  required  to  improve  the  management  and  transport  of  data  within  an enterprise.  Until  now,  no one could  provide a  single,  managed,  optimized, well-integrated, and well-connected network storage solution that leverages both
IP/iSCSI  and FC and at the  same  time,  provides  storage  virtualization  and storage services offering both SAN and NAS access.

PRODUCTS AND TECHNOLOGY

IPStor is a state-of-the-art storage networking  infrastructure software capable of  supporting  high  performance  storage  I/O while  providing a full suite of storage services. The base software,  running on a layer of standard,  dedicated servers (the IPStor Servers),  is responsible for aggregating,  virtualizing and provisioning  storage  capacity  and  services  to  application  servers via FC,
IP/iSCSI,   CIFS  and  NFS   protocol   with   speed,   security,   reliability,
interoperability,  and  scalability.  IPStor offers  Capacity  Management,  Data
Availability  and Data Recovery  services to help enterprise data centers reduce their operating costs.

Capacity and Data Management Storage Products
---------------------------------------------

IPStor's  comprehensive  Capacity and Data Management Storage Products include a
Capacity-on-Demand  Agent for automated  space  provisioning  in a  just-in-time fashion,  NAS functionality for general purpose file-level storage sharing,  and the  Storage  Service  Enabler  Option  for the  transparent  add-on of  storage services to pre-existing stores of data, without migration.

Capacity-on-Demand Agent

The Capacity-on-Demand  (COD) Agent is an automated capacity management solution for heterogeneous storage environments that prevents systems from running out of
disk  space   through   continuous   monitoring  of  storage   consumption   and
availability. The COD Agent provides a customizable monitoring and action policy with user-defined storage capacity thresholds.  When thresholds are reached, the
COD Agent  provides free disk space by  performing  one or more of the following actions: compress infrequently used files, relocate infrequently used files to a different volume (an overflow  storage pool),  and/or expand the capacity of the file  system.  The three  actions  are  performed  in real  time,  without  user intervention, or interruption to the business application.

NAS Option

The  Company  believes  the  IPStor  NAS  Option  is an easy way to add  general purpose,  shareable storage space for Windows, Linux, and Unix users. IPStor NAS provisions storage via  industry-standard  file sharing protocols  (SMB/CIFS and
NFS) to Microsoft  Windows,  Linux, and Unix clients.  This provisioning  allows
users  to  share  folders  and  files   regardless  of  the  operating   system.
Furthermore,  as the number of users and amount of data grow, a NAS resource can be dynamically expanded once its full capacity has been reached.

Distinctively  different from today's  typical NAS solution,  IPStor allows both
NAS and SAN resources to be created from the same virtualized storage pool. This
innovative  architecture   simplifies   administrative  tasks  because  IPStor's
advanced storage services,  such as Active-Active  Failover (high availability),
Mirroring, Replication, Snapshot Copy, TimeMark, database-aware Snapshot Agents,
Zero-Impact Backup Enabler,  and Serverless Backup Enabler, all work identically for both SAN and NAS resources.

Storage Service Enabler Option

The Storage  Service  Enabler  Option  allows  IPStor to directly  provide  Data
Availability  and Data  Recovery  storage  services  to  existing  storage  with existing  data.  The Storage  Service  Enabler  allows  existing data LUNs to be enabled by IPStor to make use of all key IPStor services  (mirroring,  snapshot, etc.), without any migration/copying,  or modification of data, and with minimal downtime. Using this option, data centers can immediately and transparently take advantage of IPStor's  Storage  Services  without the need to  virtualize  their storage.  For  Fibre  Channel-based  storage,  this  transformation  can be done without any  re-cabling,  just  re-zoning.  The Storage  Service  Enabler option allows  existing  storage  devices to be zoned or cabled to an IPStor Server and quickly made available for use by host servers.  Existing data is not moved, yet it can take advantage of all key IPStor storage services.

Data Availability Storage Products
----------------------------------

Storage Products for Data Availability include High Availability  (Active-Active
Failover),  Synchronous  Mirroring,  Fast  Remote Data  Synchronization  (FRDS),
DynaPath  (multi-pathing),  and  SERvivor.  Together,  these  software  products provide  protection  against  all  hardware or even site level  failures  across vendor, platform and protocol boundaries.

High Availability (Active-Active Failover) Option

IPStor's  Active-Active  Failover  Option  provides  enterprises  with a  highly redundant storage solution offering 24x7 availability. IPStor can be deployed in a two-node,  active-active cluster  configuration,  where two IPStor Servers are configured  to monitor  each  other.  Should one fail,  the other  automatically
assumes  the  failed  server's   workload.   In  this  way,   IPStor's  advanced
virtualization solution supports high availability configurations, enabling full redundancy throughout the entire data path to ensure no single point of failure.

The  Active-Active  Failover Option can also be used to facilitate  software and hardware  maintenance  and  upgrades.  Using the  Java-based  IPStor  management console,  a forced  failover  can be triggered  to  temporarily  take the IPStor
Servers off-line for maintenance,  one at a time, while having the peace of mind that another server is there to keep the  application  servers  running  without interruption.

Synchronous Mirroring Option

IPStor's  Synchronous  Mirroring  Option  protects  against the  consequences of storage failure by providing fault-tolerance for virtual storage volumes. At the same time, data throughput is improved.  Data redundancy is provided by creating a synchronous mirror of a virtual storage volume. If a primary volume fails, the
IPStor Server  continues to function using its mirrored copy.  Mirroring is done at the block level and can cross drive,  vendor/brand,  and interface (SCSI, FC, etc.) boundaries. Furthermore, the failure protection of RAID storage systems is greatly enhanced by IPStor's ability to mirror across cabinets, even if they are from different vendors.

Once set up, mirrored  virtual drives are active at all times,  both for reading and writing.  During read  operations,  IPStor takes full advantage of the extra drive  to  improve  read  performance.  Data is read  from the  primary  and the mirrored drive to maximize throughput.  During write operations, data is sent to both the primary and the mirror drives simultaneously without any added latency.
If any  read  or  write  failure  is  detected,  the  failed  virtual  drive  is temporarily disabled, and the surviving virtual drive becomes the primary drive.
Throughout  this  process,  the  application  servers  continue  to run  without interruption.

Fast Remote Data Synchronization (FRDS) Option

Specifically  designed to defend  against site  failure by  providing  automated
off-site   data   protection,   the  FRDS  Option   provides  fast  remote  data
synchronization  of storage  volumes (SAN and/or NAS) from one IPStor  Server to another-across the street, across town, or across the globe.  Administrators can specify a variety of policies to control the replication process,  giving them a very granular policy-driven  mechanism for keeping an extra set of data off-site for disaster  protection.  The atomic merge feature  further  protects data from long-distance  transmission  problems and guarantees the integrity and usability of replicated  data by writing all  replicated  data to a reserved area and only committing  the data to the replica  disk after all of the data from the primary server has been received.

While  replicating  data,  IPStor  automatically  engages the built-in  snapshot engine to ensure full  point-in-time  consistency.  A delta-sync feature is also included to calculate the block-level  difference for  replication.  This allows for tape or other mass storage media to be used to transfer the bulk of the data to the replica  site to minimize  the amount of data that needs to be  initially transferred over the wire.

With the Replication  Option,  data is replicated over any existing LAN, MAN, or
WAN network  infrastructure without the need for extra FC-to-IP converter boxes.
IPStor  Replication  is  done  at  each  IPStor  Server  and is  independent  of application  servers and  operating  system  platforms.  The source  storage and target  storage  hardware  need not be the same,  allowing for low cost Disaster
Recovery  planning  by using  low  cost  JBODs  at the DR  center.  In case of a catastrophic failure at the primary site, the systems  administrator can quickly redirect  application servers to access data from replicas located in the backup data center.

To ensure full  transactional  integrity,  this option  integrates with IPStor's
Snapshot Agents and the Group Snapshot feature.

DynaPath Agent

IPStor's  DynaPath Agent ensures  constant data  availability  across the SAN by creating parallel active storage paths that  transparently  reroute  application server traffic to a redundant storage path without  interruption in the event of a storage network problem.  Load balancing  enhances peak performance of the SAN by automatically distributing server traffic among the server's multiple storage paths for higher throughput and to eliminate bottlenecks so that enterprises can meet today's demands for 24x7 business continuity.

SERVivor Agent

Taking full advantage of IPStor's Fibre Channel Target Mode support,  along with its ability to support diskless servers,  this agent makes it possible to have a hot-spare  application  server  (diskless,  and identical to the other  servers)
protecting a group of identical servers. When any one of the application servers fails,  IPStor re-assigns its boot image,  along with all of its associated data drives,  from  the  failed  server  to a hot  spare  server,  thereby  achieving high-availability at the application server level.

Data Recovery Storage Products
------------------------------

Storage  Products  for  Data  Recovery  include  Snapshot  FastCopy,   TimeMark,
Serverless  Backup  Enabler,  Zero-Impact  Backup  Enabler,  and a full suite of database-aware  Snapshot Agents.  Together,  these software  products allow fast backup and  recovery of lost data due to  hardware,  software,  human,  or virus problems. A key differentiator of FalconStor's Data Recovery Storage Services is
the ability to backup/replicate databases and applications without requiring any backup window,  and without forcing the  database/application  into 'quiet' mode for an  extensive  period  of  time.  The  resulting  copy or  replica  has full point-in-time consistency and transaction integrity.

Snapshot FastCopy Option

The  Snapshot  Copy  Option  allows  administrators  to create  an  independent, point-in-time  copy of a storage  volume on demand,  which can serve as a backup for mission-critical data. The IPStor snapshot engine is automatically triggered to ensure that the resulting  drive's contents are identical to the source as of a single  instance in time,  giving  administrators  an easy and reliable way to take a "snapshot" of a data set that is actively being accessed. When completed, the new  drive can be  assigned  to  application  servers  with full  read/write access.

If a forced copy were made without the Snapshot  option,  the resulting data set would have contents that represent a spectrum of time. Such a data set would not
have   point-in-time   consistency   and  would  be   essentially   useless  for
applications.

To ensure full  transactional  integrity,  this option  integrates with IPStor's
Snapshot Agents and the Group Snapshot feature.

TimeMark Option

IPStor's  TimeMark Option guards against "soft errors," data loss caused by data corruption or user error,  such as the  accidental  deletion of files.  TimeMark protects where high availability (HA) configurations cannot, since in creating a redundant  set of data,  HA  configurations  also create a duplicate set of soft errors by default.  TimeMark protects data from slip-ups,  the butter fingers of employees, unforeseen glitches during backup, and viruses.

The  TimeMark  Option  also  serves  as an "undo  button"  for data  processing.
Traditionally,  when an administrator performed operations on a data set, a full backup was required before each  "dangerous"  step, as a safety net. If the step resulted in undesirable  effects,  the administrator  needed to restore the data set and start the entire  process  again.  Now, with IPStor's  TimeMark  Option, administrators  can  create  TimeMarks,  point-in-time  images of any SAN or NAS virtual drive. Each TimeMark represents the block-level  changes,  and therefore does not require 100% redundant capacity. Restoring a drive back to its original state can be easily achieved with a few clicks in the IPStor management console.
To ensure  full  transactional  integrity,  TimeMark  integrates  with  IPStor's
Snapshot Agents and the Group Snapshot feature.

IPStor's  TimeView  feature is an extension of the TimeMark option that provides administrators  with the  tools to  freely  create  multiple  and  instantaneous virtual  copies of an active data set.  The data set copies can then be assigned to multiple application servers for concurrent,  independent  processing,  while the original data set is still  actively being  accessed/updated  by the primary application  server.  Multiple  TimeViews  can be  created  for  each SAN or NAS virtual drive.  IPStor's Snapshot Copy option enables the user to create a real, permanent, independent drive from any TimeView.

Serverless Backup Enabler Option

The Serverless Backup Enabler Option adds support for the Extended Copy Protocol that enables data to be moved directly from disk to tape. In essence, the IPStor
Server acts as the data mover, thereby effectively eliminating data traffic from the LAN and greatly  reducing the  processing  cycle imposed on the  application servers. This support allows certified third-party applications to use IPStor as the facilitator for the extended copy.

By utilizing the Serverless  Backup Enabler Option,  the constraints  associated with traditional  backups are dramatically  decreased.  The backup server issues the command to IPStor and then  removes  itself from the data path.  In this way only IPStor and the source and destination devices are involved in handling data traffic.  However, the application servers still must run some components of the backup  software  (called backup agents or client agents) that submit the backup request and obtain  periodic  updates on progress.  This issue is  eliminated by
IPStor's Zero-Impact Backup Enabler Option.

Zero-Impact Backup Enabler Option

The Zero-Impact  Backup Enabler Option further extends the concept of serverless backup by completely eliminating the need for the application server to play any role in backup and restore operations.  By utilizing IPStor's Zero-Impact Backup
Enabler  Option,  application  servers  on  the  SAN  benefit  from  performance increases  and  the  elimination  of  overhead  associated  with  backup/restore operations because the command and data paths are rendered  exclusively local to the IPStor  Server.  This results in the most optimal data transfer  between the disks and the tape,  and is the only way to achieve net transfer  rates that are limited only by the disk's or tape's engine.  The backup  process  automatically leverages IPStor's snapshot engine to guarantee point-in-time consistency.

To ensure full  transactional  integrity,  this option  integrates with IPStor's
Snapshot Agents and the Group Snapshot feature.

Snapshot Agents for Oracle, Exchange, Sybase, DB2, SQL, and Lotus Notes

The IPStor  Snapshot  Agents  ensure that active  databases  are protected in an enterprise database  environment with a shrinking  backup-window.  Complete data and  transactional  integrity is attained through a robust and automated process that safely and reliably  takes  snapshots of databases for  point-in-time  copy purposes, third-party backup applications, and disaster recovery planning. These
Agents work seamlessly with the Replication  Option,  TimeMark Option,  Snapshot
Copy Option,  and the Zero-Impact  Backup Enabler Option, all of which are based on IPStor's  built-in  snapshot  engine.  The  Snapshot  Agents  ensure that the resulting  copy of data  not  only  has  "point-in-time  consistency,"  but also transactional  integrity.  This means the database  copy can be brought  on-line without going through any lengthy database rebuild process to roll-back  partial transactions.  This  can  save  many  hours  of  valuable  time in the case of a disaster.

Maintenance, Implementation and Engineering Services
----------------------------------------------------

FalconStor  offers  customers a variety of annual  maintenance  services,  which entitles  the  customer to  periodic  software  updates  and  various  levels of technical  support.  Although the  implementation  of IPStor does not  generally require the assistance of FalconStor, the Company offers software implementation services if requested from customers.  FalconStor also offers customers software engineering services if required.

BUSINESS STRATEGY

FalconStor  intends  to  solidify  its  position  as a leading  network  storage software provider to enterprises and Internet Data Centers worldwide. FalconStor intends to achieve this objective through the following strategies:

o     Maintain a Leadership  Position in Network  Storage  Software.  FalconStor
      intends to  leverage  its  protocol-agnostic  architecture  to  maintain a leadership  position in the Network Storage Software  market.  The network storage  software market is defined by rapid change,  and FalconStor plans to  continue  to focus its  research  and  development  efforts  to invent innovative solutions.

o     Increase Market  Penetration and Brand  Recognition.  FalconStor  plans to promote its product and corporate awareness by

      o     forming strategic partnerships with leading industry players;

      o     participating in industry events, conferences and trade shows; and

      o     initiating targeted promotions and public relations campaigns.

      FalconStor believes that establishing a strong brand identity as a network storage solution provider is important to its future success.

o     Establish Global  Presence.  FalconStor  believes that significant  market share can be achieved in Europe and Asia.  FalconStor  recently opened its
      European   headquarters,   and  plans  to  build  rapidly  its  operations
      capabilities in Europe.  FalconStor  also opened  headquarters in Asia and believes  that  it  is  developing  a  strong  business  presence  in  the
      Asia/Pacific Rim.

o     Expand  Technologies and Capabilities  Through Strategic  Acquisitions and
      Alliances.  FalconStor  believes  that  opportunities  exist to expand its
      technological   capabilities,   product  offerings  and  services  through
      acquisitions.  When  evaluating  potential  acquisitions,  FalconStor will focus on transactions that enable it to acquire:

      o     important enabling technology;

      o     complementary applications;

      o     marketing, sales, customer and technological synergies; or

      o     key personnel.

      To date,  FalconStor has no agreements,  commitments or understanding with respect to any such acquisitions.

o     Seek OEM  Relationships  With  Industry  Leaders.  FalconStor  intends  to continue to enter into original equipment  manufacturer ("OEM") agreements with strategic  switch,  storage,  appliance and operating system vendors.
      Besides  accelerating the overall marketing growth,  the OEM relationships should bolster FalconStor's product recognition, corporate credibility and revenue stream.

SALES, MARKETING AND CUSTOMER SERVICE

FalconStor plans to sell its products primarily through relationships with OEMs, value-added resellers and distributors.

      o     Original Equipment Manufacturer Relationships. OEMs collaborate with
            FalconStor to integrate FalconStor's products into their own product offerings or resell FalconStor's products under their own label.

      o     Value-added Reseller and Distributor  Relationships.  FalconStor has
            entered into value-added reseller and distributor agreements to help
            sell  its  product  in  various   geographic   areas.   FalconStor's
            value-added  resellers  and  distributors  market the entire  IPStor product  suite and  receive a discount  off list  price on  products sold.

FalconStor's marketing department consists of marketing  professionals dedicated to advertising,  public relations, marketing communications,  events and channel partner  programs.  FalconStor's  marketing  efforts  focus  on  building  brand recognition and developing leads for the sales force.

A dedicated team of FalconStor Professional Services personnel is also available to assist  customers  and partners  throughout  the product life cycle of IPStor
deployments.   The  Professional   Services  team  includes   seasoned  "Storage
Architects" who can assist in the assessment,  planning/design,  deployment, and testing phases of an IPStor  deployment  project,  and a Technical Support group for post-deployment assistance and on-going trouble-shooting.

RESEARCH AND DEVELOPMENT

The  network  storage  services  industry  is  subject  to  rapid  technological advancements,  changes in customer requirements,  developing industry standards,
and  regular  new  product   introductions  and   enhancements.   As  a  result,
FalconStor's  success,  in part, depends upon its ability to continue to improve its  existing  solutions  and  to  develop  and  introduce  new  products  on  a cost-effective  and timely basis. There can be no assurance that FalconStor will
be  able  to   successfully   develop  new  products  to  address  new  customer
requirements  and  technological  changes,  or that such  products  will achieve market acceptance.

FalconStor believes that its continued investment in research and development is critical to its ability to continue to develop and  introduce  new and  enhanced products addressing emerging market needs.

FalconStor's  research  and  development  staff  consisted of 59 employees as of
December 31, 2001. Research and development  expenses,  primarily  consisting of personnel  expenses were approximately $1.4 million and $5.3 million in 2000 and
2001,  respectively.   FalconStor  anticipates  that  research  and  development
expenses will increase in 2002.

COMPETITION

As the demand for network-based  storage products and services  increases,  more competitors  will enter this  high-growth  market  segment.  Although  there are several  companies  attempting to fill specific needs for SCSI-IP  connectivity,
Fibre Channel-IP connectivity and FC-SAN storage  virtualization,  FalconStor is the only  software-based  solution capable of accommodating  storage device with industry-standard  interface and provisioning the virtualized  resource over FS,
IP/iSCSI,  NFS and CIFS  with  comprehensive  storage  services  and  end-to-end manageability. However, some of FalconStor's product capabilities compete with a number of significant  companies with substantially greater financial resources, such as Network  Appliance  and Veritas  Software.  There is  currently no other
known   software   company   providing   all   of   FC/IP-based    connectivity,
virtualization,  and storage  services.  FalconStor  believes that the principal competitive  factors  affecting  its market  include  product  features  such as
scalability,    data   availability,    ease   of   use,   price,   reliability,
hardware/platform neutrality, customer service and support.

FalconStor's  success  will depend  largely on its  ability to  generate  market demand and awareness of IPStor software suite and develop additional or enhanced products  in a timely  manner.  FalconStor's  success  will  also  depend on its ability to convince potential partners of the benefits of licensing its software rather than competing technologies. FalconStor's future and existing competitors could introduce products with superior  features,  scalability and functionality at lower prices than its products and could also bundle existing or new products with other  more  established  products  in order to  compete  with  FalconStor.
Increased  competition  could  result  in price  reductions  and  reduced  gross margins, which could harm its business.

INTELLECTUAL PROPERTY

FalconStor's  success is dependent upon its proprietary  technology.  Currently, the IPStor software suite is the core of its proprietary technology.  FalconStor currently has four pending patent  applications and seventeen  pending trademark applications related to its IPStor product.

FalconStor  seeks to  protect  its  proprietary  rights  and other  intellectual property  through  a  combination  of  copyright,  trademark  and  trade  secret protection,  as well as  through  contractual  protections  such as  proprietary information  agreements and  nondisclosure  agreements.  The  technological  and creative skills of its personnel,  new product  developments,  frequent  product enhancements and reliable product  maintenance are essential to establishing and maintaining a technology leadership position.

FalconStor  generally enters into confidentiality or license agreements with its employees,  consultants and corporate partners, and generally controls access to
and  distribution  of  its  software,   documentation   and  other   proprietary
information.  Despite  FalconStor's  efforts to protect its proprietary  rights, unauthorized  parties  may  attempt  to copy  or  otherwise  obtain  and use its
products  or  technology.   Monitoring  unauthorized  use  of  its  products  is
difficult, and there can be no assurance that the steps taken by FalconStor will prevent  misappropriation  of its technology,  particularly in foreign countries whose laws may not protect its proprietary rights as fully as do the laws of the
United States.

MAJOR CUSTOMER

For the year ended December 31, 2001,  FalconStor  had one customer  account for
13% of revenues.  While the Company  expects to derive future revenues from such customer,  the Company  believes  that the  revenues it will  receive  from such customer in 2002 will be less than the revenues it received  from such  customer in 2001.

EMPLOYEES

As of December 31, 2001, FalconStor had 113 full-time employees, including 28 in sales and  marketing,  18 in service,  59 in research and  development  and 8 in general  administration.  FalconStor is not subject to any collective bargaining agreements and believes its employee relations are good.

Item 2.     Properties

FalconStor's  headquarters  are located in an  approximately  11,800 square foot
facility  located  in  Melville,   New  York.   Offices  were  also  leased  for
development,   sales  and  marketing  personnel  which  total  an  aggregate  of approximately  8,625 square feet in California,  Le Chesnay,  France;  Taichung,
Taiwan; and Tokyo, Japan.  Initial lease terms range from one to six years, with
multiple  renewal  options.   The  Company  believes  that  there  are  adequate
facilities available for lease as required to facilitate the Company's growth.

Item 3.   Legal Proceedings

            There  were  no  material  legal  proceedings  pending  or,  to  our knowledge, threatened against us.

Item 4.     Submission of Matters to a Vote of Security Holders

            None

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

            Since the merger with NPI on August 22,  2001,  our Common Stock has traded on The Nasdaq  National  Market  ("Nasdaq")  under the symbol
            "FALC".  Prior to August 22, 2001, the Common Stock of NPI traded on
            Nasdaq under the symbol "NPIX".  The following  table sets forth the range of high and low closing  sales  prices of our Common Stock for the periods indicated as reported by Nasdaq:

                                           2001                   2000
                                     -----------------      -----------------

                                      High        Low        High        Low
                                      ----        ---        ----       -----
                Fourth Quarter       $ 9.50     $ 5.85      $16.44     $ 6.00
                Third Quarter        $11.46     $ 7.34      $19.63     $11.56
                Second Quarter       $13.70     $ 6.00      $30.75     $14.06
                First Quarter        $ 9.25     $ 6.19      $78.50     $35.50

Holders of Common Stock

            We had  approximately  222  holders of record of Common  Stock as of
            February 21, 2002.  This does not reflect  persons or entities  whom hold  Common  Stock in  nominee or  "street"  name  through  various brokerage firms.

Dividends

            We have not  paid  any cash  dividends  on our  Common  Stock  since inception.  We expect to  reinvest  any future  earnings  to finance growth,  and  therefore  do not intend to pay cash  dividends in the foreseeable  future. Our board of directors will determine if we pay any future cash dividends.

Item 6.   Selected Financial Data

            The  selected  consolidated  financial  data  with  respect  to  our consolidated  balance  sheets as of  December  31, 2001 and 2000 and the related consolidated  statements of operations  for the year ended December 31, 2001 and the period from  inception  (February 10, 2000)  through  December 31, 2000 have been  derived  from our  audited  consolidated  financial  statements  which are included herein.  The following selected  consolidated  financial data should be read in conjunction  with the  consolidated  financial  statements and the notes thereto and the information  contained in Item 7,  "Management's  Discussion and
Analysis of Financial Condition and Results of Operations."

                                                                                                  Period from
                                                                                                   inception
                                                                                              (February 10, 2000)
                                                                            Year Ended              through
                                                                           December 31,            December 31,
                                                                               2001                   2000
                                                                           ------------       -------------------
                                                                            (In thousands, except per share data)

Consolidated Statement of Operations Data:

Revenues ...............................................................   $  5,592               $    143

Operating expenses:

        Cost of revenues ...............................................      1,647                    224
        Software development costs .....................................      5,254                  1,379
        Selling and marketing ..........................................      7,358                    327
        General and administrative .....................................      2,732                    534
                                                                           --------               --------

Total operating expenses ...............................................     16,991                  2,464
                                                                           --------               --------

Operating loss .........................................................    (11,399)                (2,321)
                                                                           --------               ---------
Interest and other income ..............................................      1,365                    225
                                                                           --------               ---------

Loss before income taxes ...............................................    (10,034)                (2,096)

Provision for income taxes .............................................         22                    --
                                                                           --------               ---------

Net loss ...............................................................   $(10,056)              $ (2,096)
                                                                           --------               ---------

Beneficial conversion feature attributable to
     convertible preferred stock .......................................      3,896                   --
                                                                           --------               ---------

Net loss attributable to common shareholders............................   $(13,952)              $ (2,096)
                                                                           ========               ---------

Basic and diluted net loss per share....................................   $  (0.40)              $  (0.09)
                                                                           ========               =========

Weighted average basic and diluted common shares outstanding (1) .......     35,264                 24,383
                                                                           ========               =========

                                                                         December 31,           December 31,
                                                                            2001                    2000
                                                                         ------------           ------------
                                                                                   (In thousands)

Consolidated Balance Sheet Data:

Cash and cash equivalents and marketable securities....................  $ 64,527                   $7,727
Working capital ........................................................   57,518                    7,254
Total assets ...........................................................   74,471                    8,594
Long-term obligations ..................................................      283                     --
Total stockholders' equity .............................................   63,562                    8,057

(1)  Weighted average shares do not include any common stock equivalents because inclusion of common stock equivalents would have been anti-dilutive.

ITEM 7.     Management's  Discussion  and  Analysis of Financial  Condition  and
            Results of Operations

The following  Management's  Discussion and Analysis of Financial  Condition and
Results of Operations contains  "forward-looking  statements" within the meaning of Section 27A of the  Securities  Act of 1933 and Section 21E of the Securities
Exchange Act of 1934. These forward-looking  statements can be identified by the
use  of  predictive,   future-tense  or  forward-looking  terminology,  such  as
"believes,"  "anticipates,"  "expects,"  "estimates," "plans," "may," "intends,"
"will," or similar  terms.  Investors  are  cautioned  that any  forward-looking statements  are not  guarantees of future  performance  and involve  significant risks and  uncertainties,  and that actual  results may differ  materially  from those  projected in the  forward-looking  statements.  The following  discussion should be read together with the consolidated  financial statements and notes to those financial statements included elsewhere in this report.

OVERVIEW

         FalconStor was  incorporated in Delaware for the purpose of developing,
manufacturing  and  selling  storage  networking   infrastructure  software  and
providing the related maintenance,  implementation and engineering services. Our unique open software approach to storage  networking enables companies to better capture and  manipulate  the expanding  volume of enterprise  data than existing storage  solutions,  without rendering those solutions  obsolete.  By moving the intelligence of storage management from hardware to software, we allow companies to adopt the  state-of-the-art  Fibre Channel technology while at the same time, leveraging  their prior  investments  in Ethernet  information  technology  (IT)
infrastructure,  taking full  advantage of the  ubiquitous  connectivity  of the industry-standard  Internet  Protocol (IP). Our software  technology can embrace various  input/output (I/O) interface,  communications  standards and innovative storage  services as they are introduced.  Our  architecture has been recognized and  licensed by  partners in Gigabit  Ethernet  Switch,  SCSI-to-Fibre  Channel
Router, Disk-Subsystem and Appliances spaces. We believe our flagship IPStor(TM)
product,  which began  shipping in the second  quarter of 2001, is currently the
only   available   all-software   solution   that   combines   industry-standard
connectivity  with  next-generation  network storage  services,  offering large, distributed enterprises a complete storage management solution that includes all four of the key service categories: universal connectivity supporting both Fibre
Channel  and  IP/iSCSI-based  storage  provisioning;   virtualization;   storage
services such as fail-over, mirroring, replication and snapshot; and unified SAN
(storage area network) and NAS (network-attached storage).

         From  March  2000  through  May  2001,  we  received  net  proceeds  of approximately $17.9 million from the sale of our preferred stock which converted into  approximately 20.2 million shares of our common stock. Our operations from inception  through  the second  quarter  of 2001 were  mainly  comprised  of the development  of our core storage  networking  infrastructure  software  product.
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

         On August 22, 2001, we merged with NPI, a publicly traded company.  For more  information  relating to the merger  with NPI,  including  the  accounting treatment, see note 2 to the audited consolidated financial statements.

         Our  critical   accounting   policies  are  those  related  to  revenue
recognition. As described in note 1 to our consolidated financial statements, we recognize  revenue in  accordance  with the  provisions of Statement of Position
97-2,  Software  Revenue  Recognition,  as amended.  Software license revenue is recognized when pervasive evidence of an arrangement exists and the fee is fixed and determinable,  among other criteria. An arrangement is evidenced by a signed customer contract for nonrefundable  royalty advances received from OEMs and, in addition to a signed agreement with OEMs,  distributors,  and solution providers
(or resellers) a signed customer purchase order for each software license resold by an OEM or distributor to an end user. The software license fees are fixed and determinable as our standard  payment terms range from 30 to 90 days,  depending on the regional billing practice,  and we have not provided any of our customers extended  payment terms.  When a customer  licenses  software  together with the purchase of maintenance, we allocate a portion of the fee to maintenance for its fair value based on the contractual maintenance renewal rate.

RESULTS OF  OPERATIONS - FOR THE YEAR ENDED  DECEMBER  31, 2001  COMPARED TO THE
PERIOD FROM INCEPTION (FEBRUARY 10, 2000) THROUGH DECEMBER 31, 2000.

Revenues

         Revenues  for the year  ended  December  31,  2001  were  $5.6  million compared to approximately  $143,000 for the period from inception  (February 10,
2000) through December 31, 2000. The increase of  approximately  $5.4 million is due to the release of our principal  product at the end of the second quarter of
2001.  As a result of the release of our product,  we  recognized  approximately
$5.5 million in revenue from software licenses. Additionally, for the year ended
December 31, 2001 we recognized $84,120 from maintenance fees and services.  For the period from inception  (February 10, 2000) through December 31, 2000, we did not generate any revenues from software licenses since our software was still in the process of being  developed and had not yet been  released.  All revenues in
2000 were related to network consulting  services.  Future revenues are expected to be derived  substantially from software licenses and maintenance fees related to our software.

Cost of Revenues

         Cost of revenues consists  primarily of personnel costs associated with providing system implementations,  technical support under maintenance contracts and  training.  Cost of revenues for the year ended  December 31, 2001 were $1.6 million  compared  to  approximately  $224,000  for the  period  from  inception
(February 10, 2000) through  December 31, 2000. The increase in cost of revenues from the prior year is mainly due to an increase in personnel costs. As a result of the  release  of our  software  in the  second  quarter  of  2001,  we  hired additional employees to help implement and support our software.

         Gross  profit for the year ended  December 31, 2001 was $3.9 million or
71% compared to ($80,000) or (56%) for the period from  inception  (February 10,
2000)  through  December 31,  2000.  The increase in gross margin was due to the increase in software  license  revenues,  which have a higher  gross margin than network consulting fees. In 2000, the cost of employee compensation exceeded the revenues earned.

Software Development Costs

         Software  development  costs consist  primarily of personnel  costs for product  development  personnel  and other  related  costs  associated  with the
development  of  new  products,   enhancements  to  existing  products,  quality
assurance and testing. Software development costs were $5.3 million for the year ended  December 31, 2001 compared to $1.4 million for the period from  inception
(February 10, 2000) through  December 31, 2000.  The $3.9 million  increase from the prior  year is mainly  due to an  increase  in  development  personnel.  The increase  in  employees  was  required  to  develop  our  initial  core  storage
networking   infrastructure  software  product,  as  well  as,  to  develop  new innovative features and options.

Selling and Marketing

         Selling and marketing expenses consist primarily of sales and marketing personnel costs,  travel,  public relations  expense,  marketing  literature and promotions,  commissions, trade show expenses, and the costs associated with our
foreign  sales   offices.   Selling  and  marketing   expenses   increased  from
approximately $327,000 for the period from inception (February 10, 2000) through
December  31, 2000 to $7.4 million for the year ended  December  31, 2001.  This increase in selling and marketing expenses was due to our product being released during the end of the second  quarter of 2001. As a result of this  release,  we expanded our sales force to accommodate  our revenue growth and we initiated our marketing efforts to promote our product and create brand awareness. Selling and marketing  expenses  were  limited  in 2000 since our  product  had not yet been released.

General and Administrative

         General and  administrative  expenses  consist  primarily  of personnel costs of general and  administrative  functions,  public  company  related fees, directors and officers insurance,  legal and professional fees and other general corporate overhead costs. General and administrative  expenses were $2.7 million for the year ended December 31, 2001, an increase of approximately  $2.2 million from the period from  inception  (February 10, 2000) through  December 31, 2000.
The  increase  in  general  and  administrative  expenses  was due to  increased salaries as a result of increased  personnel  associated with building our basic corporate  infrastructure.  Additionally,  as a  public  company,  we now  incur additional  legal and  professional  fees and  corporate  directors and officers insurance expense.

Interest and Other Income

         Interest and other income was $1.4 million for the year ended  December
30,  2001  compared to  approximately  $226,000  for the period  from  inception
(February  10, 2000)  through  December 31, 2000.  The $1.2 million  increase in interest  income was due to higher average cash,  cash equivalent and marketable securities  balances  as a result of the merger with NPI, as well as the cash we raised from the issuance of Series C convertible preferred stock.

Income Taxes

         We did not  record  a tax  benefit  associated  with the  pre-tax  loss incurred from the period from inception (February 10, 2000) through December 30,
2001, as we deemed that it was more likely than not that the deferred tax assets will not be realized based on our  development  and now early stage  operations, and accordingly, we provided a full valuation allowance against the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

         As of  December  31,  2001,  we had  $38.4  million  in cash  and  cash equivalents  and  $26.2  million  in  marketable  securities.  Net cash  used in operating  activities  for the year ended  December  31, 2001 was $10.1  million compared to $1.4  million  for the period from  inception  (February  10,  2000)
through December 31, 2000. The increase in net cash used in operating activities was mainly  attributable  to our net loss of $10.1 million  partially  offset by non-cash  expenses of $1.5 million and  increases in accounts  payable,  accrued expenses and deferred revenue of $2.0 million. The increase in net cash used was also  attributable to increases in accounts  receivable and prepaid expenses and other  current  assets  totaling  $3.6  million.  For the period from  inception
(February  10,  2000)  through  December  31,  2000 the net cash used was mainly attributable  to our net  loss of $2.1  million  partially  offset  by  non-cash expenses of $0.2 million and increases in accounts payable, accrued expenses and deferred revenue of $0.5 million.

         Net cash  provided by investing  activities  was $33.9  million for the year ended  December 31, 2001  compared to net cash used of $0.9 million for the period from  inception  (February  10, 2000)  through  December  31,  2000.  The increase in net cash provided by investing activities is mainly due to the $48.2 million of net cash  acquired  from the merger  with NPI,  less $0.8  million in payments of liabilities of discontinued operations. These amounts were partially offset by net purchases of marketable  securities of $7.4 million,  $1.3 million in purchases of property and equipment,  $2.2 million related to the purchase of software  licenses and a $2.3 million  investment in preferred  stock of another entity. See Note 9 of Notes to Consolidated Financial Statements. For the period from inception  (February 10, 2000) through  December 31, 2000 the net cash used was  attributable  to purchases  of property  and  equipment of $0.6 million and approximately $0.2 million in security deposits.

         Net cash provided by financing activities was $7.0 million for the year ended  December 31, 2001 which was  comprised  of $7.9  million  raised from our
Series C preferred  stock  financing  and  approximately  $0.3  million from the exercise of stock options. These amounts were partially offset by the repurchase of treasury stock totaling $1.2 million. For the period from inception (February
10, 2000) through  December 31, 2000, cash provided by financing  activities was
$10.0 million primarily from the issuance of Series A and B preferred stock.

         As of December 31, 2001, we had $8.4 million of liabilities  related to the discontinued operations of NPI. In October 2001, we announced that our Board of  Directors  authorized  the  repurchase  of up to two  million  shares of our outstanding  common stock,  of which  190,000  shares were  repurchased  through
December 31, 2001. Our principal sources of liquidity are cash, cash equivalents and marketable  securities,  which are expected to be used for general corporate purposes, including expansion of operations and capital expenditures.

         We believe  that our  current  balance of cash,  cash  equivalents  and marketable securities and expected cash flows from operations will be sufficient to meet our cash requirements for at least the next twelve months.

Impact of Recently Issued Accounting Pronouncements

         In June 2001, the Financial  Accounting Standards Board ("FASB") issued
Statement of Financial  Accounting Standard ("SFAS") No. 142 "Goodwill And Other
Intangible  Assets"  ("SFAS No.  142"),  which is  effective  for  fiscal  years beginning after June 15, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible  assets. In accordance with SFAS No.
142, an entity will no longer amortize  goodwill over its estimated useful life.
Rather  goodwill  will be subject to  assessments  for  impairment by applying a fair-value-based  test.  Intangible assets,  except work force in place, must be separately  recognized and amortized over their useful life.  FalconStor expects that its  adoption  of SFAS No.  142 on January 1, 2002 will not have a material impact on its consolidated results of operations or financial position.

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

                                  RISK FACTORS

Failure to achieve  anticipated  growth could harm our  business  and  operating results.

         Achieving  our  anticipated  growth will depend on a number of factors, some of which include:

         o   retention of key management, marketing and technical personnel;

         o   our ability to increase our customer base and to increase the sales of our products; and

         o   competitive  conditions  in the storage  networking  infrastructure software market.

         We cannot assure you that the anticipated growth will be achieved.  The failure  to  achieve  anticipated  growth  could  harm our  business,  financial condition and operating results.

We have had limited revenues and a history of losses,  and we may not achieve or maintain profitability.

         Due to the early stage of our product, we have had limited revenues and a history of losses.  For the period from inception  (February 10, 2000) through
December 31, 2001, we had a net loss of  $12,151,469.  We have signed  contracts with resellers and original equipment manufacturers, or OEMs, and expect that as a result of these  contracts,  our  revenues  will  increase in the future.  Our business model depends upon signing  agreements  with  additional OEM customers, further  developing our reseller  sales channel,  and expanding our direct sales force.  Any  difficulty  in  obtaining  these OEM and  reseller  customers or in attracting  qualified  sales  personnel  will  negatively  impact our  financial performance.

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

         Our IPStor platform is complex and designed to be deployed in large and complex networks.  Many of our customers have unique  infrastructures  which may require  additional  professional  services  in order for our  software  to work within their  infrastructure.  Because our products are critical to the networks of our customers,  any significant  interruption in their service as a result of defects in our  product  within our  customers'  networks  could  result in lost profits  or damage to our  customers.  These  problems  could  cause us to incur significant  service and  warranty  costs,  divert  engineering  personnel  from product  development  efforts and  significantly  impair our ability to maintain existing  customer  relationships  and attract new  customers.  In  addition,  a product  liability  claim,  whether  successful  or not,  would  likely  be time consuming  and  expensive  to  resolve  and  would  divert  management  time and attention.  Further,  if we are unable to fix the errors or other  problems that may be  identified in full  deployment,  we would likely  experience  loss of or delay in revenues and loss of market share and our business and prospects  would suffer.

Our future quarterly results may fluctuate significantly,  which could cause our stock price to decline.

         Our future performance will depend on many factors, including:

            o    the  timing of  securing  software  license  contracts  and the delivery of software and related revenue recognition;

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

         The storage  networking  infrastructure  software  market is  intensely competitive even during periods when demand is stable.  Our management  believes that we compete primarily with Network Appliance and Veritas.  Those competitors and other  potential  competitors  may be able to  establish  rapidly  or expand storage networking  infrastructure software offerings more quickly, adapt to new technologies and customer  requirements faster and take advantage of acquisition and other opportunities more readily.

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

Our board of directors may  selectively  release shares of our common stock from lock-up restrictions.

         Currently,  approximately  28.6 million  shares of our common stock are subject to lock-up  restrictions  expiring on April 30, 2003, and  approximately
0.9  million  shares of our common  stock are  subject  to lock-up  restrictions expiring on August 22, 2002. Our board of directors may, in its sole discretion, release any or all of the shares of our common stock from  lock-up  restrictions at any time with or without  notice.  Any release of such  shares  from  lock-up restrictions  may be applied  on a  proportionate  or  selective  basis.  If the release is selectively  applied,  the stockholders whose shares are not released will be  forced  to hold such  shares  while  other  stockholders  may sell.  In addition, the release of any of such shares could depress our stock price.

If we are unable to protect our intellectual property, our business will suffer.

         Our success is dependent upon our  proprietary  technology.  Currently, the IPStor  software suite is the core of our  proprietary  technology.  We have four pending patent  applications and seventeen pending  trademark  applications related to our IPStor product. We cannot predict whether we will receive patents for our pending or future  patent  applications,  and any patents that we own or that  are  issued  to us may be  invalidated,  circumvented  or  challenged.  In addition,  the laws of certain  countries in which we sell and  manufacture  our products,  including various countries in Asia, may not protect our products and intellectual  property  rights  to the same  extent  as the  laws of the  United
States.

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

Our efforts to protect our intellectual property may cause us to become involved in costly and lengthy litigation which could seriously harm our business.

     In recent years, there has been significant litigation in the United States involving  patents,  trademarks and other  intellectual  property rights.  Legal proceedings could subject us to significant  liability for damages or invalidate our  intellectual  property rights.  Any litigation,  regardless of its outcome, would  likely be time  consuming  and  expensive  to  resolve  and would  divert management's time and attention.  Any potential intellectual property litigation against us could force us to take specific actions, including:

            o    cease selling our products that use the challenged intellectual property;

            o    obtain from the owner of the  infringed  intellectual  property right a  license  to sell or use  the  relevant  technology  or trademark,  which  license may not be available  on  reasonable terms, or at all; or

            o    redesign  those  products  that  use  infringing   intellectual
                 property or cease to use an infringing trademark.

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

         As of December 31,  2001,  we have  outstanding  options to purchase an aggregate of 7,274,717 shares of our common stock at a weighted average exercise price of $3.28 per share.

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

Item 7A.     Qualitative and Quantitative Disclosures About Market Risk

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

Item 8.      Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements                                 Page

Independent Auditors' Report............................................    22

Consolidated Balance Sheets as of December 31, 2001 and 2000............    23

Consolidated Statements of Operations for the year ended December 31, 2001 and for the period from inception (February 10, 2000) through
        December 31, 2000...............................................    24

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for
        the year ended December 31, 2001 and for the period from inception
        (February 10, 2000) through December 31, 2000...................    25

Consolidated Statements of Cash Flows for the year ended December 31, 2001 and for the period from inception (February 10, 2000) through
        December 31, 2000..............................................     26

Notes to Consolidated Financial Statements.............................     28

                          Independent Auditors' Report

The Board of Directors and Stockholders
FalconStor Software, Inc.:

         We  have  audited  the  accompanying  consolidated  balance  sheets  of
FalconStor Software, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related  consolidated  statements of  operations,  stockholders'  equity and comprehensive  loss, and cash flows for the year ended December 31, 2001 and the period from  inception  (February  10, 2000)  through  December 31, 2000.  These consolidated  financial  statements  are  the  responsibility  of the  Company's management.  Our  responsibility is to express an opinion on these  consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards  require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material  respects,  the financial position of FalconStor
Software,  Inc.  and  subsidiaries  as of December  31,  2001 and 2000,  and the results of their operations and their cash flows for the year ended December 31,
2001 and the period from  inception  (February  10, 2000)  through  December 31,
2000, in conformity with accounting  principles generally accepted in the United
States of America.

                                                         /s/   KPMG LLP

Melville, New York
January 28, 2002

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                                -----------------------------

                                                                                      2001             2000
                                                                                      ----             ----
                                     Assets
Current assets:
   Cash and cash equivalents ................................................   $ 38,370,937    $  7,727,182
   Marketable securities ....................................................     26,156,180            --
   Accounts receivable, net .................................................      2,539,987          15,814
   Prepaid expenses and other current assets ................................      1,077,017          47,995
                                                                                ------------    ------------

            Total current assets ............................................     68,144,121       7,790,991

Property and equipment, net .................................................      1,605,396         583,201
Investments .................................................................      2,300,062            --
Other assets ................................................................      2,421,376         220,099
                                                                                ------------    ------------

            Total assets ....................................................   $ 74,470,955    $  8,594,291
                                                                                ============    ============

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable .........................................................   $    544,998    $    137,365
   Accrued expenses .........................................................      1,588,723         266,949
   Deferred revenue .........................................................        357,912         133,000
   Net liabilities of discontinued operations ...............................      8,134,322            --
                                                                                ------------    ------------

            Total current liabilities .......................................     10,625,955         537,314
                                                                                ------------    ------------

    Long-term liabilities of discontinued operations ........................        283,428            --
                                                                                ------------    ------------

 Commitments

 Stockholders' equity:
   Convertible preferred stock - $.001 par value, 2,000,000 and 10,000,000 shares authorized, respectively
     Series A,  -0- and 3,000,000 shares issued and outstanding, respectively           --             3,000
     Series B,  -0- and 4,900,000 shares issued and outstanding, respectively           --             4,900
     Series C,  none issued .................................................           --              --
   Common stock - $.001 par value, 100,000,000 shares authorized,
       45,049,379 and 10,900,016 shares issued, respectively                          45,049          10,900
   Additional paid-in capital ...............................................     77,991,996      10,625,252
   Deferred compensation ....................................................     (1,026,674)       (469,351)
   Accumulated deficit ......................................................    (12,151,469)     (2,095,719)
   Common stock held in treasury, at cost (190,000 shares in 2001) ..........     (1,220,730)           --
   Accumulated other comprehensive loss .....................................        (76,600)        (22,005)
                                                                                ------------    ------------

            Total stockholders' equity ......................................     63,561,572       8,056,977
                                                                                ------------    ------------
            Total liabilities and stockholders' equity ......................   $ 74,470,955    $  8,594,291
                                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                               Period from
                                                                                                Inception
                                                                                              (February 10,
                                                                             Year Ended       2000) through
                                                                             December 31,      December 31,
                                                                                 2001              2000
                                                                                 ----              ----

Revenues ................................................................   $  5,591,729    $    143,294

Operating expenses:
   Cost of revenues .....................................................      1,646,950         223,689
   Software development costs ...........................................      5,253,842       1,379,260
   Selling and marketing ................................................      7,358,426         327,142
   General and administrative ...........................................      2,731,551         534,473
                                                                            ------------    ------------
                                                                              16,990,769       2,464,564
                                                                            ------------    ------------
           Operating loss ...............................................    (11,399,040)     (2,321,270)
                                                                            ------------    ------------

Interest and other income ...............................................      1,364,780         225,551
                                                                            ------------    ------------

         Loss before income taxes .......................................    (10,034,260)     (2,095,719)

 Provision for income taxes .............................................         21,490            --
                                                                            ------------    ------------

         Net loss .......................................................   $(10,055,750)   $ (2,095,719)
                                                                            ------------    ------------

Beneficial conversion feature attributable
   to convertible preferred stock........................................      3,896,287            --
                                                                            ------------    ------------

 Net loss attributable to common
   shareholders .........................................................   $(13,952,037)   $ (2,095,719)
                                                                            ============    ============

 Basic and diluted net loss per share attributable to common shareholders   $      (0.40)   $      (0.09)
                                                                            ============    ============

 Basic and diluted weighted average shares
   outstanding ..........................................................     35,264,277      24,383,166
                                                                            ============    ============

          See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                   Series A     Series B     Series C
                                 convertible  convertible  convertible                   Additional
                                  preferred    preferred    preferred     Common          paid-in              Deferred
                                    stock        stock        stock        stock          capital           compensation
                                 ----------------------------------------------------------------------------------------

Balance at inception
  (February 10, 2000)                  $ -       $ -          $ -            $ -                $ -                $ -

Issuance of 10,900,016 shares
  of common stock                        -         -            -         10,900             44,100                  -

Issuance of 3,000,000 shares of
  Series A preferred stock           3,000         -            -              -          2,973,329                  -

Issuance of 4,900,000 shares of
  Series B preferred stock               -     4,900            -              -          6,992,216                  -

Increase of stock options and
  common stock to
  non-employees                          -         -            -              -            118,647                  -

Deferred compensation                    -         -            -              -            496,960           (496,960)

Amortization of deferred
  compensation                           -         -            -              -                  -             27,609

Net loss                                 -         -            -              -                  -                  -

Foreign currency translation
  adjustment                             -         -            -              -                  -                  -
                              -------------------------------------------------------------------------------------------

Balance, December 31, 2000         $ 3,000   $ 4,900          $ -       $ 10,900       $ 10,625,252         $ (469,351)

Issuance of 3,193,678 shares of
  Series C preferred stock               -         -        3,194              -          7,929,141                  -

Issuance of stock options and
  common stock to
  non-employees                          -         -            -              -            450,802                  -

Exercise of stock options                -         -            -            593            254,273                  -

Deferred compensation                    -         -            -              -          1,028,640         (1,028,640)

Amortization of deferred
  compensation                           -         -            -              -                  -            471,317

Net loss                                 -         -            -              -                  -                  -

Conversion of preferred stock
  into common stock                 (3,000)   (4,900)      (3,194)        20,207             (9,113)                 -

Issuance of common stock in
  connection with NPI merger             -         -            -         13,349         57,713,001                  -

Acquisition of treasury stock            -         -            -              -                  -                  -

Net unrealized gain on
  marketable securities                  -         -            -              -                  -                  -

Foreign currency translation
  adjustment                             -         -            -              -                  -                  -
                              ------------------------------------ ------------------------------------------------------

Balance, December 31, 2001             $ -       $ -          $ -        $45,049       $ 77,991,996       $ (1,026,674)
                              ===========================================================================================

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                                                         Accumulated
                                                                            other
                                                                             compre-           Total               Compre-
                                   Accumulated           Treasury           hensive        stockholders'           hensive
                                     Deficit              stock              loss             equity                loss
                              ------------------------------------------------------------------------------------------------

Balance at inception
  (February 10, 2000)                 $ -                     $ -               $ -                $ -                  $ -

Issuance of 10,900,016 shares
  of common stock                       -                      -                 -             55,000                    -

Issuance of 3,000,000 shares of
  Series A preferred stock              -                      -                 -          2,976,329                    -

Issuance of 4,900,000 shares of
  Series B preferred stock              -                      -                 -          6,997,116                    -

Increase of stock options and
  common stock to
  non-employees                         -                      -                 -            118,647                    -

Deferred compensation                   -                      -                 -                  -                    -

Amortization of deferred
  compensation                          -                      -                 -             27,609                    -

Net loss                          (2,095,719)                  -                 -         (2,095,719)          (2,095,719)

Foreign currency translation
adjustment                              -                                  (22,005)           (22,005)             (22,005)
                              ---------------------------------------------------------------------------------------------

Balance, December 31, 2000        (2,095,719)                $ -         $ (22,005)       $ 8,056,977         $ (2,117,724)
                                                                                                       ====================

Issuance of 3,193,678 shares of
Series C preferred stock                -                      -                 -          7,932,335                    -

Issuance of stock options and
common stock to
non-employees                           -                      -                 -            450,802                    -

Exercise of stock options               -                      -                 -            254,866                    -

Deferred compensation                   -                      -                 -                  -                    -

Amortization of deferred
compensation                            -                      -                 -            471,317                    -

Net loss                         (10,055,750)                  -                 -        (10,055,750)         (10,055,750)

Conversion of preferred stock
into common stock                       -                      -                 -                  -                    -

Issuance of common stock in
connection with NPI merger              -                      -                 -         57,726,350                    -

Acquisition of treasury stock           -             (1,220,730)                -         (1,220,730)                   -

Net unrealized gain on
marketable securities                   -                                    4,533              4,533                4,533

Foreign currency translation
adjustment                              -                                  (59,128)           (59,128)             (59,128)
                              ---------------------------------------------------------------------------------------------

Balance, December 31, 2001     $ (12,151,469)       $ (1,220,730)        $ (76,600)      $ 63,561,572        $ (10,110,345)
                              =============================================================================================

          See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Period from
                                                                                   Inception (February
                                                             Year Ended             10, 2000) through
                                                           December 31, 2001        December 31, 2000
                                                           -----------------        -----------------

Cash flows from operating activities:
   Net loss .............................................   $(10,055,750)            $ (2,095,719)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization ..................        617,277                   50,905
         Non-cash professional services expenses ........        450,802                  118,647
         Equity-based compensation ......................        471,317                   27,609
      Changes in operating assets and liabilities:
         Accounts receivable, net .......................     (2,524,173)                 (15,814)
         Prepaid expenses and other current assets ......     (1,029,022)                 (47,995)
         Accounts payable ...............................        407,633                  137,365
         Accrued expenses ...............................      1,321,774                  266,949
         Deferred revenue ...............................        224,912                  133,000
                                                            ------------             ------------

            Net cash used in operating activities .......    (10,115,230)              (1,425,053)
                                                            ------------             ------------

Cash flows from investing activities:
   Purchase of marketable securities ....................     (9,312,973)                    --
   Sale of marketable securities ........................      1,868,430                     --
   Purchase of investment ...............................     (2,300,062)                    --
   Purchase of property and equipment ...................     (1,340,583)                (634,106)
   Purchase of software licenses ........................     (2,240,000)                    --
   Net cash acquired from acquisition of NPI ............     48,208,649                     --
   Payments of liabilities of discontinued operations ...       (821,653)                    --
   Security deposits ....................................       (210,166)                (220,099)
                                                            ------------             ------------

      Net cash provided by (used in) investing activities     33,851,642                 (854,205)
                                                            ------------             ------------

Cash flows from financing activities:
   Net proceeds from issuance of preferred stock ........      7,932,335                9,973,445
   Proceeds from exercise of stock options ..............        254,866                     --
   Proceeds from issuance of common stock ...............           --                     55,000
   Payments to acquire treasury stock ...................     (1,220,730)                    --
                                                            ------------             ------------

      Net cash provided by financing activities .........      6,966,471               10,028,445
                                                            ------------             ------------

Effect of exchange rate changes on cash .................        (59,128)                 (22,005)
                                                            ------------             ------------

 Net increase in cash and cash equivalents ..............     30,643,755                7,727,182

Cash and cash equivalents, beginning of period ..........      7,727,182                     --
                                                            ------------             ------------

 Cash and cash equivalents, end of period ...............   $ 38,370,937             $  7,727,182
                                                            ============             ============

 Supplemental disclosures of cash flow information:

In  connection  with the merger with NPI (note 2),  additional  paid-in  capital increased as follows:

Cash acquired ................................                57,091,647
Marketable securities acquired ...............                18,707,104
Merger related costs .........................                (8,882,998)
Fair value of property and equipment acquired                     50,000
Fair value of accounts receivable acquired ...                    92,000
Liabilities of discontinued operations assumed                (9,331,403)
                                                            ------------

Increase in additional paid-in capital .......              $ 57,726,350
                                                            ============

The Company  did not pay any  interest  expense or income  taxes from the period from inception (February 10, 2000) through December 31, 2001.

          See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a) Nature of Operations

         FalconStor  Software,  Inc., a Delaware  corporation  (the  "Company"), develops,  manufactures and sells storage networking infrastructure software and provides the related maintenance,  implementation and engineering services.  The
Company also provides network consulting services.

(b) Principles of Consolidation

         The  consolidated  financial  statements  include  the  accounts of the
Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c) Cash Equivalents and marketable securities

         The Company considers all highly liquid  investments with a maturity of three months or less when purchased to be cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$38.3  million  and $7.5  million at December  31, 2001 and 2000,  respectively.
Marketable  securities  at December  31,  2001  consist of  corporate  bonds and
government  securities,   which  are  classified  as  available  for  sale,  and
accordingly,  unrealized gains and losses on marketable securities are reflected as a component of stockholders' equity.

(d)  Revenue Recognition

         The Company  recognizes  revenue from  software  licenses in accordance with  Statement of Position  ("SOP")  97-2,  Software  Revenue  Recognition,  as
amended.   Accordingly,   revenue  for  software  licenses  is  recognized  when
persuasive  evidence of an arrangement exists, the fee is fixed and determinable and the software is delivered,  provided no significant  obligations  remain and collection of the resulting receivable is deemed probable. Software delivered to a customer on a trial basis is not  recognized  as revenue until a permanent key is delivered to the customer.  When a customer  licenses  software together with the  purchase  of  maintenance,  the  Company  allocates a portion of the fee to maintenance  for its fair value  based on the  contractual  maintenance  renewal rate.  Software  maintenance fees are deferred and recognized as revenue ratably over the  term of the  contract.  The cost of  providing  technical  support  is included in cost of revenues.

         Revenues   associated   with  software   implementation   and  software
engineering  services are  recognized  as the services  are  performed.  Network consulting fees, which are billed on a time and material basis and have not been provided to end user software license customers,  are also recognized as revenue when the services  are  performed.  Costs of providing  services are included in cost of revenues.

         The Company has entered into various distribution,  licensing and joint promotion  agreements  with OEM's and  distributors,  whereby  the  Company  has provided the reseller a non-exclusive  software license to install the Company's software on certain hardware or to resell the Company's software in exchange for royalty  payments  based on the  number of  products  distributed  by the OEM or distributor.  Nonrefundable  advances  received by the  Company  from an OEM for royalties  are recorded as deferred  revenue and  recognized as revenue when any related  software  engineering  services are complete,  if any, and the software product master is delivered and accepted.

         Revenues from  maintenance  fees and services were $84,120 for the year ended December 31, 2001 and $143,294 for the period from inception (February 10,
2000) through  December 31, 2000.  All other revenues were derived from software licenses.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

(e)  Property and Equipment

         Property and equipment are recorded at cost. Depreciation is recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years).

(f)  Software Development Costs

         Costs  associated  with the  development  of new software  products and enhancements  to existing  software  products  are  expensed  as incurred  until technological  feasibility  of the  product has been  established.  Based on the
Company's product development process,  technological feasibility is established upon completion of a working model.  The Company did not capitalize any software development costs until its initial product reached technological feasibility in the end of March 2001. Until such product was released,  the Company capitalized
$94,570 of software  development  costs, of which $23,643 was amortized in 2001.
Amortization  of  software  development  costs is  recorded  at the  greater  of straight  line over three  years or the ratio of current  revenue of the related products to total current and anticipated future revenue of these products.

(g)  Income Taxes

         Deferred tax assets and  liabilities  are recognized for the future tax
consequences   attributable  to  differences  between  the  financial  statement carrying  amounts of existing assets and  liabilities  and their  respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected  to apply to  taxable  income  in the  years in which  those  temporary differences  are expected to be realized or settled.  The effect on deferred tax assets and  liabilities  of a change in tax rates is recognized in income in the period that includes the enactment date.

(h)  Long-Lived Assets

         The  Company  reviews its  long-lived  assets for  impairment  whenever events or changes in  circumstances  indicate  that the  carrying  amount of the asset may not be  recoverable.  If the sum of the  expected  future  cash flows, undiscounted  and  without  interest,  is less than the  carrying  amount of the asset,  an  impairment  loss is  recognized  as the amount by which the carrying amount of the asset exceeds its fair value.

(i)   Accounting for Stock-Based Compensation

         The Company  accounts for  stock-based  compensation in accordance with
SFAS No. 123, Accounting for Stock-Based  Compensation.  The Company has elected to record  compensation  expense  for stock  options  and  warrants  granted  to employees and directors  only if the then current market price of the underlying stock exceeds the exercise  price on the date of grant,  in accordance  with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for
Stock Issued to Employees,  rather than the fair value based method of measuring compensation cost under SFAS No. 123. Accordingly, the Company has disclosed the pro forma net loss as if the fair value  method of SFAS No. 123 had been used to measure  compensation  cost.  Transactions  in which  options and  warrants  are granted to other than employees and directors are accounted for at fair value.

(j)   Financial Instruments

         As of  December  31,  2001 and 2000,  the fair  value of the  Company's financial instruments including cash and cash equivalents,  accounts receivable, accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

(k)   Stock Split

         In July 2000, the Company's Board of Directors  declared a five-for-one stock split to be effected in the form of a common stock dividend.  For purposes of the accompanying  consolidated financial statements,  all share and per share information have been adjusted for the stock split.

(l)   Foreign Currency

         Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average  exchange  rates in effect for the period.  Unrealized  gains and losses from the  translation  of foreign  assets and  liabilities  are  classified as a separate  component  of  stockholders'  equity.  Realized  gains and losses from foreign currency transactions are included in the statements of operations.

(m)  Earnings Per Share (EPS)

         Basic EPS is computed based on the weighted average number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to net  losses for the  periods  presented,  all common  stock equivalents  were excluded  from diluted net loss per share.  As of December 31,
2001,  potentially  dilutive common stock equivalents  included  7,274,717 stock options outstanding.  As of December 31, 2000, potentially dilutive common stock equivalents  included 4,735,027 stock options  outstanding and 17,902,078 shares issuable upon the conversion of convertible preferred stock.

(n)  Comprehensive Income (Loss)

         Comprehensive  income (loss)  includes the Company's net loss,  foreign currency translation adjustments, and unrealized gains on marketable securities.

(o)  Use of Estimates

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

(p) New Accounting Pronouncements

         In June 2001, the Financial  Accounting Standards Board ("FASB") issued
Statement  of  Financial   Accounting  Standard  No.  142  "Goodwill  And  Other
Intangible  Assets"  ("SFAS No.  142"),  which is  effective  for  fiscal  years beginning after June 15, 2001. SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible  assets. In accordance with SFAS No.
142, an entity will no longer amortize  goodwill over its estimated useful life.
Rather  goodwill  will be subject to  assessments  for  impairment by applying a fair-value-based  test.  Intangible assets,  except work force in place, must be separately  recognized and amortized over their useful life.  FalconStor expects that its  adoption  of SFAS No.  142 on January 1, 2002 will not have a material impact on its consolidated results of operations or financial position.

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

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

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

(2)  Merger with Network Peripherals Inc.

         On August 22,  2001,  pursuant to an  Agreement  and Plan of Merger and
Reorganization (the "Merger Agreement"),  FalconStor, Inc. ("FalconStor") merged with Network  Peripherals Inc. ("NPI"),  with NPI as the surviving  corporation.
Under the terms of the Merger  Agreement,  all of FalconStor's  preferred shares were converted into common shares and the  stockholders  of FalconStor  received
0.721858  shares of NPI common stock for each share of  FalconStor  common stock
that  they  held.  Although  NPI  acquired  FalconStor,   as  a  result  of  the
transaction,  FalconStor stockholders held a majority of the voting interests in the combined enterprise after the merger. Accordingly,  for accounting purposes, the acquisition was a "reverse  acquisition"  and FalconStor was the "accounting acquiror." Further, as a result of NPI's decision on June 1, 2001 to discontinue its  NuWave  and  legacy  business,  at  the  time  of  the  merger  NPI  was  a non-operating  public shell with no  continuing  operations,  and no  intangible assets  associated  with NPI were  purchased  by  FalconStor.  As a result,  the transaction was accounted for as a  recapitalization  of FalconStor and recorded based on the fair value of NPI's net  tangible  assets  acquired by  FalconStor, with no goodwill or other intangible assets being recognized.  Costs incurred by
FalconStor  directly related to the transaction,  amounting to $8,882,998,  were charged to additional  paid-in  capital.  The conversion of all of  FalconStor's preferred stock into common stock resulted in an additional 20,207,460 shares of common stock  outstanding and, for accounting  purposes,  the merger resulted in the issuance of 13,348,605  common shares to NPI's pre-merger  shareholders.  In connection with the merger, the name of NPI was changed to FalconStor  Software,
Inc.

The following unaudited pro forma consolidated  financial  information  reflects
NPI as a discontinued  operation and gives effect to the above described  merger as if the merger had  occurred at the  beginning  of the  respective  periods by consolidating  the  continuing  results of operations of the Company and NPI for the year ended  December 31, 2001 and the period from  inception  (February  10,
2000) through December 31, 2000.

                                                                       Period from Inception
                                                        Year Ended    (February 10, 2000) through
                                                   December 31, 2000      December 31, 2001
                                                   -----------------      -----------------

Revenues ........................................   $  5,341,729           $    143,294
Net Loss from continuing operations .............    (10,305,750)            (2,095,719)
Basic and diluted net
        loss from continuing operations per share   $      (0.24)          $      (0.06)
Weighted average basic and
       diluted shares outstanding ...............     43,822,013             37,731,771

         The pro forma  statements are provided for  illustrative  purposes only and do not represent what the actual  consolidated  results of operations  would have been had the merger occurred on the dates assumed, nor are they necessarily indicative of future results of operations.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

(3)      Property and Equipment

         Property and equipment consist of the following:

                                  December 31,  December 31,    Useful
                                     2001           2000         lives
                                     ----           ----         -----

Computer hardware and software   $ 1,641,975    $   516,261    3 years
Furniture and equipment              321,391        117,845    5-7 years
Leasehold improvements                61,323           --
                                 -----------    ---------
                                   2,024,689       634,106
Less accumulated depreciation       (419,293)      (50,905)
                                 -----------    ----------
                                 $ 1,605,396    $  583,201
                                 ===========    ==========

(4)      Marketable securities

         The Company accounts for its short-term  investments in accordance with
Statement of Financial  Accounting  Standards No. 115,  "Accounting  for Certain
Investments in Debt and Equity  Securities"  ("SFAS 115").  SFAS 115 establishes the  accounting  and  reporting  requirements  for all debt  securities  and for investments in equity  securities that have a readily  determinable  fair market value.  All short-term  marketable  securities  must be classified as one of the following:  held-to-maturity,  available-for-sale  or  trading  securities.  The
Company's short-term investments consist of available-for-sale  securities.  The
Company's  available-for-sale   securities  are  carried  at  fair  value,  with
unrealized  gains and losses reported as a separate  component of  stockholders'
equity.  Unrealized  gains and losses are  computed on the basis of the specific identification  method.  Realized  gains,  realized losses and declines in value judged to be  other-than-temporary,  are included in other  income.  The cost of available-for-sale  securities  sold are  based on the  specific  identification method and interest earned is included in net income.

         The  carrying  value  and  fair  values  of  the  Company's  marketable securities as of December 31, 2001 are as follows:

                                                 Aggregate       Cost          Unrealized        Unrealized
                                                Fair Value       Basis            Gains             Losses
                                                ----------       -----            -----             ------

         Available-for-sales securities      $  26,156,180    $ 26,151,647     $    4,533        $      -

         Marketable  securities at December 31, 2001 consist of corporate  bonds and government securities.

(5)      Accrued Expenses

         Accrued expenses are comprised of the following:

                                                   2001            2000
                                               ----------      -----------

               Accrued compensation            $  532,060      $  153,943

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

             Accrued consulting and professional fees      395,491       80,000
             Accrued marketing and promotion               304,631         --
             Other accrued expenses                        356,541       33,006
                                                        ----------   ----------

                                                        $1,588,723   $  266,949
                                                        ==========   ==========

(6)      Income Taxes

         The provision for income taxes for the year ended  December 31, 2001 is comprised  solely of foreign  income  taxes.  There was no provision  for income taxes for the period from  inception  (February 10, 2000)  through  December 31,
2000. The tax effects of temporary  differences  that give rise to the Company's deferred  tax  assets  (liabilities)  as of  December  31,  2001 and 2000 are as follows:

                                                               2001          2000
                                                         --------------  ------------

     U.S. net operating loss carryforwards               $  4,750,000    $    485,500
     U.S. net operating loss carryforwards (NPI)           31,756,000            --
     Start-up costs not currently deductible for taxes        708,600         230,200
     Depreciation                                             (53,000)         21,400
     Compensation                                             580,700            --
     Reserves and development credit carryforwards            345,600            --
     Liabilities of discontinued operations                 3,535,400            --
     Other                                                    307,800          69,600
                                                         ------------    ------------
                                                           41,931,100         806,700

Valuation allowance                                       (41,931,100)       (806,700)
                                                         ------------    ------------

                                                         $          -    $         -
                                                         ============    ============

         The  difference  between the provision for income taxes computed at the
Federal  statutory rate and the reported  amount of tax expense  attributable to loss before income taxes for the year ended December 31, 2001 and for the period from inception (February 10, 2000) through December 31, 2000 is as follows:

                                                                      2001            2000
                                                                 ------------   ------------

Tax recovery at Federal statutory rate                           $(3,411,700)   $  (712,500)
Increase (reduction) in income taxes resulting from:
     State and local taxes, net of Federal income tax benefit       (819,400)      (147,300)
     Non-deductible expenses                                          34,600         34,700
     Foreign tax credit                                              (21,490)        18,400
     Foreign tax rate differential                                      (610)          --
     Research and development credit                                (345,600)          --
     Increase in valuation allowance                               4,585,690        806,700
                                                                 -----------    -----------

                                                                 $    21,490    $      --
                                                                 ===========    ===========

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

         For the year ended  December  31,  2001 and the period  from  inception
(February 10, 2000) through December 31, 2000, the Company had pre-tax losses of
$10,100,000 and $2,044,000, respectively in the U.S. and a pre-tax profit (loss)
from foreign operations of $65,000 and ($52,000),  respectively.  As of December
31, 2001, the Company has U.S. net operating loss carryforwards of approximately
$11,309,500,  which expire in 2020 and 2021.  As of the date of the merger,  NPI had U.S. net operating  losses of $93,400,000  that start to expire in December,
2012.  At December 31, 2001 and 2000,  the Company has  established  a valuation allowance  against  its net  deferred  tax assets due to the  Company's  pre-tax losses  and  the  resulting  likelihood  that  the  deferred  tax  asset  is not realizable.  The utilization of certain tax loss carryforwards may be subject to annual  limitations  imposed by the Internal Revenue Code Section 382 due to the
Company's various equity  transactions  which may result in a change of control.
NPI experienced  such ownership  change as a result of the merger.  As such, the
Company's  ability to use its NOL  carryforward  to offset taxable income in the future  may  be  significantly  limited.  The  Company  is  in  the  process  of determining the amount of such limitation. If the entire deferred tax asset were realized,  $4,816,100  would be allocated to paid-in  capital with the remainder reducing  income  tax  expense.  Of the  amount  allocable  to paid in  capital,
$3,880,500  related to the tax effect of the  deductions  that will  result from payments of the liabilities of discontinued operations and the balance, $935,600 related to the effect of compensation  deductions from exercises of employee and consultants stock options.

(7)      Stockholders' Equity

         Upon the incorporation of the Company on February 10, 2000, the Company
issued 10,827,831 shares of its common stock for proceeds of $30,000.

         In November  2000,  in  connection  with a  consulting  agreement,  the
Company,  in addition to agreeing to pay a monthly  consulting  fee, sold 72,185 shares of common  stock to a  consultant  for  $25,000  ($0.35 per  share).  The consultant's  rights to such  shares will vest for 23,821 on each of November 1,
2001 and 2002 and 24,543 on November 1, 2003. As of March 31, 2001, the services related to this  consulting  agreement were fully  performed.  The excess of the fair value of the common  stock over $0.35 of  $122,000  and $32,000 in 2001 and
2000,  respectively was recorded as cumulative consulting expense each period up until the services were fully performed.

         In March 2000,  the  Company  issued  3,000,000  shares of its Series A convertible  preferred stock ("Series A") at $1.00 per share for net proceeds of
$2,976,329.  While outstanding,  each share of Series A was convertible,  at the option of the holder,  into five shares of common stock. The holders of Series A were entitled to receive cumulative cash dividends at the same rate as dividends are paid with respect to the common  stock.  The Series A was not  redeemable at the option of the holder and had a liquidation  preference  equal to the greater of $1.00 per share plus all accumulated unpaid dividends, or the amount that the
Series A holders would have received had they converted all Series A into shares of common stock.

         In September 2000, the Company issued  4,900,000 shares of its Series B convertible  preferred stock ("Series B") at $1.43 per share for net proceeds of
$6,997,116.  While  outstanding each share of Series B was  convertible,  at the option of the holder,  into two shares of common stock.  The holders of Series B were entitled to receive cumulative cash dividends at the same rate as dividends are paid with respect to the common  stock.  The Series B was not  redeemable at the option of the holder and had a liquidation  preference  equal to the greater of the amount that the Series B holders would have  received had they  converted all Series B into shares of common stock,  or the aggregate  purchase price paid for the Series B plus all accumulated unpaid dividends.

         On May 4, 2001,  the Company  issued  3,193,678  shares of its Series C preferred  stock  ("Series C") at 2.55 per share for net proceeds of $7,932,335.
While outstanding,  each share of Series C was convertible, at the option of the holder,  into one share of common stock.  The Series C  automatically  converted into common  stock upon the  consummation  of a merger or  consolidation  of the
Company with or into another  company.  The holders of Series C were entitled to receive  cumulative  cash  dividends at the same rate as dividends are paid with respect to the common  stock.  The Series C was not  redeemable at the option of the holder and had a liquidation

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

preference  equal to the greater of $2.55 per share plus all accumulated  unpaid dividends,  or the amount that the Series C holders would have received had they converted all Series C into shares of common stock.

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

         In connection with the Company's merger with NPI in August 2001, all of
FalconStor's  preferred  stock was converted into common stock which resulted in an additional  20,207,460 shares of common stock outstanding and, for accounting purposes,  the merger  resulted in the issuance of  13,348,605  common shares to
NPI's pre-merger shareholders.

 (8)     Stock Option Plans

         As of May 1, 2000, the Company adopted the FalconStor,  Inc. 2000 Stock
Option Plan (the "Plan"). The Plan is administered by the Board of Directors and provides for the issuance of up to 8,662,296 options,  as amended, to employees, consultants  and  non-employee  directors.  Options may be incentive  ("ISO") or non-qualified.  Exercise  prices of ISOs  granted  must be at least equal to the fair value of the common stock on the date of grant,  and have terms not greater than ten years,  except those to an employee who owns stock  greater than 10% of the voting power of all classes of stock of the Company, in which case they must have an option  price at least 110% of the fair  value of the stock,  and expire after five years from the date of grant.

         Certain of the options  granted to employees  had exercise  prices less than the fair value of the common stock on the date of grant,  which resulted in deferred compensation of $1,028,640 and $496,960 in 2001 and 2000, respectively.
The  amortization of deferred  compensation  amounted to $471,317 and $27,609 in
2001 and 2000, respectively.

         The Company  granted  options to certain  non-employee  consultants  to purchase an aggregate  of 25,546 and 203,563  shares of common stock in exchange for  professional  services  received  during 2001 and 2000,  respectively.  The aggregate fair value of these options as determined  using the fair value method under  SFAS No.  123,  amounted  to  $328,802  and  $86,647  in 2001  and  2000, respectively.

         As of December 31,  2001,  there were  outstanding  options to purchase
1,066,759  common shares under several of the former NPI stock option plans. All of these  outstanding  options  expire  within one year and the Company does not intend to grant any  additional  options  under these plans  except for the 1994
Outside  Directors  Stock Option Plan which has 150,000  shares  authorized  for issuance  upon the  exercise of options,  of which  options to purchase  125,000 shares  are  outstanding  as  of  December  31,  2001.  The  Company  will  seek stockholder approval to increase the number of shares issuable upon the exercise of options under this plan from 150,000 to 500,000.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

         Stock option activity for the periods indicated is as follows:

                                                                    Weighted
                                                                     average
                                                    Number of       exercise
                                                     Options         price
                                                   ------------    ---------

Outstanding at February 10, 2000 (inception) ...         --
Granted ........................................    4,735,027    $    0.35
Exercised ......................................         --
Canceled .......................................         --
                                                    --------

Outstanding at December 31, 2000 ...............    4,735,027    $    0.35
Granted ........................................    2,591,451    $    5.37
Assumed in connection with  NPI acquisition ....    1,717,040    $   10.78
Exercised ......................................     (593,297)   $    0.43
Canceled .......................................   (1,175,504)   $    8.46
                                                   ----------

Outstanding at December 31, 2001 ...............    7,274,717    $    3.28
                                                   =========

Vested at December 31, 2001 ....................    2,177,265    $    4.49
                                                   ==========

Options available for grant at December 31, 2001    2,019,385
                                                   ==========

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 2001:

                                       Options Outstanding                               Options Exercisable
                        -------------------------------------------------------  --------------------------------------

                                           Weighted Average       Weighted                                  Weighted
    Range of                Number      Remaining Contractual  Average Exercise     Number             Average Exercise
 Exercise Price         Outstanding        Life (Years)             Price        Outstanding                 Price
 --------------         -----------        ------------             -----        -----------                 -----

   $ 0.35                4,534,393             8.5                  $ 0.35          1,179,214                 $ 0.35
   $ 1.01                   57,749             9.0                  $ 1.01               -                       -
$ 2.63 - $ 5.94            421,414             6.0                  $ 4.71            403,020                 $ 4.88
   $ 6.20                1,088,612             9.5                  $ 6.20               -                       -
$ 7.63 - $ 9.13            160,000             9.0                  $ 7.67            130,000                 $ 7.68
$ 9.60 - $10.95            527,204             9.5                  $10.37               -                       -
$11.88 - $17.63            445,367             8.5                  $13.11            432,970                 $13.00
$23.88 - $25.69             39,978             8.0                  $24.57             32,061                 $24.29
                         ---------                                                  ---------
                         7,274,717                                                  2,177,265
                         =========                                                  =========

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

          The per share  weighted  average fair value of stock  options  granted during  2001 and 2000 was $4.08 and  $0.32,  respectively,  on the date of grant using  the  Black-Scholes  option-pricing  method  with the  following  weighted average  assumptions:  2001 - expected  dividend yield of 0%, risk free interest rate of 3%,  expected  stock  volatility of 118% and an expected  option life of three years for options granted to employees of the Company,  and an option life of ten years for  options  granted to  non-employees;  2000 - expected  dividend yield of 0%, risk free interest rate of 6%, expected stock volatility of 60% and an expected  option life of five years for options  granted to  employees of the
Company, and an option life of ten years for options granted to non-employees.

          The Company applies the provisions of APB Opinion No. 25 in accounting for stock-based employee  compensation.  Had the Company determined  stock-based compensation  cost based  upon the fair value  method  under SFAS No.  123,  the
Company's  pro forma net loss and  diluted  net loss per share  would  have been adjusted to the pro forma amounts indicated below:

                                                                                  2001                2000
                                                                                  ----                ----

Net loss attributable to common shareholders- as reported .................$  (13,952,037)     $  (2,095,719)

Net loss - pro forma ......................................................$  (16,875,614)     $  (2,256,180)

Basic net loss per common share - as reported..............................$        (0.40)     $       (0.09)

Basic net loss per common share - pro forma................................$        (0.48)     $       (0.09)

(9)   Investments

         On  October 5, 2001,  the  Company  invested  $2,300,062  in  Network-1
Security  Solutions,  Inc.  ("Network-1"),  a publicly traded  corporation  that develops  next  generation  distributed  firewalls  and other  network  security software  products.  As part of a  private  placement,  for its  investment  the
Company received  Network-1's  preferred  stock,  which if converted into common stock,  would  represent  an  approximate  16.5%  ownership of  Network-1.  This investment is accounted for under the cost method.

         Simultaneously  with  this  investment,  the  Company  entered  into  a multi-year  Technology  License  Agreement with Network-1,  in which the Company will have the right to distribute  Network-1's product offerings in its indirect and OEM channels.

(10)  Other Assets

         In 2001, the Company  purchased two software  licenses for  $2,240,000.
The Company is further  developing the acquired  software,  which is included in other assets and is being amortized over three years.

(11)  Net Liabilities of Discontinued Operations

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

         As of December 31, 2001, the Company consummated the wind down of NPI's discontinued  operations,  including  the  termination  of all of  NPI's  former employees.  Liabilities  of NPI's  discontinued  operations at December 31, 2001 consisted of $3.0 million in future lease obligations,  $0.9 million in warranty related liabilities, $0.4 million in severance related payments, $0.4 million in professional  fees and $3.7  million  in other  related  liabilities,  including estimated settlement costs for disputes.

(12)  Commitments

         The Company has an operating lease covering its primary office facility that expires in July,  2007.  The Company also has a sales office in  California and  several  operating  leases  related to offices  in foreign  countries.  The expiration date for these leases ranges from 2002 through 2004. The following is a schedule of future  minimum lease  payments for these  operating  leases as of
December 31, 2001:

               Year ending December 31,
               ------------------------

               2002 .....   $  499,144
               2003 .....      399,824
               2004 .....      293,556
               2005 .....      269,968
               2006 .....      303,919
               Thereafter      150,429
                            ----------

                            $1,916,840
                            ==========

          These  leases  require the Company to pay its  proportionate  share of real estate taxes and other  common  charges.  Total rent expense for  operating leases was  $381,260  and $68,571 for the year ended  December  31, 2001 and the
period  from   inception   (February  10,  2000)  through   December  31,  2000,
respectively.

 (13)  Stock Repurchase Program

         On October 25, 2001, the Company  announced that its Board of Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding common stock. The repurchases will be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management  based on market  conditions.  As of December 31,  2001,  the Company repurchased a total of 190,000 shares for $1,220,730.

(14)  Segment Reporting

         The Company is organized in a single operating  segment for purposes of making operating decisions and assessing  performance.  Revenues from the United
States to  customers  in the  following  geographical  areas for the year  ended
December 31, 2001 and the period from inception  (February 10, 2000) to December
31, 2000 and the location of long-lived  assets as of December 31, 2001 and 2000 are summarized as follows:

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                                                                     2001         2000
                                                                 ----------   -----------

          Revenues:
               United States                                     $1,755,823   $  143,294
               Asia                                              $3,581,791   $       --
               Other international                               $  254,115   $       --
                                                                 ----------   ----------

                         Total revenues                          $5,591,729   $  143,294
                                                                 ==========   ==========

          Long-lived assets (includes all non-current assets):
               United States                                     $5,963,235   $  764,056
               Asia                                              $  301,923   $   39,244
               Other international                               $   61,676   $       --
                                                                 ----------   ----------

                         Total long-lived assets                 $6,326,834   $  803,300
                                                                 ==========   ==========

For the year  ended  December  31,  2001,  the  Company  had one  customer  that accounted  for 13% of revenues and for the period from  inception  (February 10,
2000) through December 31, 2000, the Company had one customer that accounted for
64% of revenues.

(15)  Valuation and Qualifying Accounts - Allowance for Doubtful Accounts

                                    Balance at                                             Balance at
                                   Beginning of        Additions charged                     End of
   Period Ended,                     Period               to Expense        Deductions       Period
   -------------                     ------               ----------        ----------       ------

   December 31, 2000             $           -         $           -      $       -      $         -

   December 31, 2001             $           -         $     128,138      $       -      $   128,138

(16)  Quarterly Financial Data (Unaudited)

         The following is a summary of selected quarterly financial data for the year ended December 31, 2001 and the period from  inception  (February 10, 2000)
through December 31, 2000:

                                     2001                                                       2000
            ---------------------------------------------------------   ------------------------------------------------------
              Fourth          Third        Second          First           Fourth         Third          Second        First
              Quarter         Quarter      Quarter         Quarter         Quarter        Quarter        Quarter       Quarter
              -------         -------      -------         -------         -------        -------        -------       -------

Revenue    $ 3,026,442    $ 2,521,887    $    43,400    $        --      $    74,944    $    68,350    $    --      $      --
           ===========    ===========    ===========    =============    ===========    ===========    =========    ===========

Net loss   $(1,251,501)   $(1,443,657)   $(4,448,424)   $  (2,912,168)   $(1,399,113)   $  (489,388)   $(155,744)   $   (51,474)
           ===========    ===========    ===========    =============    ===========    ===========    =========    ===========

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

Basic and diluted
  net loss per share    $    (0.03)  $      (0.04)  $      (0.15)  $     (0.10) $     (0.05)   $    (0.02) $     (0.01) $   (0.004)
                        ==========   ============   ============   ===========  ===========    ==========  ===========  ==========

Basic and
  and diluted weighted
  average common
  shares outstanding    44,723,121     37,004,055     30,333,760    28,802,095   28,700,094     21,655,701  21,655,701   13,037,600
                        ==========   ============   ============   ===========  ===========    ==========  ===========  ===========

         The sum of the quarterly net loss per share amounts do not always equal the annual amount reported, as per share amounts are computed  independently for each quarter and the annual period based on the weighted  average  common shares outstanding in each such period.

Item 9.     Changes in and  disagreements  with  Accountants  on Accounting  and
            Financial Disclosure

            For information relating to the change in the Company's  independent public accountants,  please see the Form 8-K filed by the Company on
            September 6, 2001 which is incorporated herein by reference.

Item 10.    Directors and Executive Officers of the Registrant

            Information   called  for  by  Part  III,  Item  10,  regarding  the
            Registrant's  directors  will be  included  in our  Proxy  Statement relating  to our annual  meeting of  stockholders  to be held in May
            2002,  and is  incorporated  herein by  reference.  The  information appears  in the Proxy  Statement  under  the  caption  "Election  of
            Directors."  The Proxy  Statement  will be filed  within 120 days of
            December 31, 2001, our year end.

Item 11.    Executive Compensation

            Information called for by Part III, Item 11, will be included in our
            Proxy Statement relating to our annual meeting of stockholders to be held in May  2002,  and is  incorporated  herein by  reference.  The information  appears  in  the  Proxy  Statement  under  the  caption
            "Executive  Compensation."  The Proxy Statement will be filed within
            120 days of December 31, 2001, our year end.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

            Information called for by Part III, Item 12, will be included in our
            Proxy Statement relating to our annual meeting of stockholders to be held in May  2002,  and is  incorporated  herein by  reference.  The information  appears  in  the  Proxy  Statement  under  the  caption
            "Beneficial  Ownership of Shares." The Proxy Statement will be filed within 120 days of December 31, 2001, our year end.

Item 13.    Certain Relationships and Related Transactions

            Information  regarding our relationships and related transactions is available  under  "Certain  Transactions"  in  our  Proxy  Statement relating  to our annual  meeting of  stockholders  to be held in May
            2002, and is incorporated by reference.  The Proxy Statement will be filed within 120 days of December 31, 2001, our year end.

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

            The  information  required by subsections  (a)(1) and (a)(2) of this item are included in the response to Item 8 of Part II of this annual  report on
Form 10-K.

            (b)     Reports on Form 8-K

                    None.

            (c)     2.1    Agreement  and  Plan of  Merger  and  Reorganization,
                           dated  as of May 4,  2001,  among  FalconStor,  Inc.,
                           Network Peripherals Inc. and Empire Acquisition Corp,
                           incorporated  herein by  reference  to Annex A to the
                           Registrant's  joint  proxy/prospectus  on  Form  S-4,
                           filed on May 11, 2001.

                    3.1    Restated  Certificate of Incorporation,  incorporated
                           herein   by   reference   to   Exhibit   3.1  to  the
                           Registrant's registration statement on Form S-1 (File
                           no. 33-79350), filed on April 28, 1994.

                    3.2    Bylaws,  incorporated  herein by reference to Exhibit
                           3.2 to the Registrant's quarterly report on Form 10-Q
                           for the period ended March 31, 2000, filed on May 10,
                           2000.

                    3.3    Certificate  of  Amendment  to  the   Certificate  of
                           Incorporation,  incorporated  herein by  reference to
                           Exhibit 3.3 to the Registrant's annual report on Form
                           10-K for the year ended  December 31, 1998,  filed on
                           March 22, 1999.

                    3.4    *Certificate  of  Amendment  to  the  Certificate  of
                           Incorporation.

                    4.1    2000  Stock  Option  Plan,   incorporated  herein  by
                           reference   to  Exhibit   4.1  to  the   Registrant's
                           registration   statement   on  Form  S-8,   filed  on
                           September 21, 2001.

                    4.2    1994  Outside  Directors  Stock  Plan,   incorporated
                           herein  by   reference   to   Exhibit   10.4  to  the
                           Registrant's registration statement on Form S-1 (File
                           no. 33-79350), filed on April 28, 1994.

                    10.1   *Agreement   of  Lease  between   Reckson   Operating
                           Partnership,  L.P.  and  FalconStor.net,  Inc.  dated
                           July, 2000.

                    10.2   *First Lease  Modification  and  Extension  Agreement
                           between  Reckson  Operating  Partnership,   L.P.  and
                           FalconStor, Inc. dated May 25, 2001.

                    10.3   *ReiJane Huai Employment  Agreement,  dated September
                           1, 2001 between the Registrant and ReiJane Huai.

                    10.4   *Change of Control Agreement  dated December 10, 2001
                           between the Registrant and ReiJane Huai.

                    10.5   *Change of Control Agreement  dated  December 7, 2001
                           between the Registrant and Wayne Lam.

                    10.6   *Change of Control Agreement  dated December 10, 2001
                           between Registrant and Jacob Ferng.

                    16.1   Letter  of   PricewaterhouseCoopers   LLP   regarding
                           termination  as certifying  accountant,  incorporated
                           herein  by   reference   to   Exhibit   16.1  to  the
                           Registrant's  current  report on Form  8-K,  filed on
                           September 6, 2001.

                    21.1   Subsidiaries of Registrant -- FalconStor, Inc.

                    23.1   *Consent of KPMG LLP.

                    * - filed herewith.

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the  registrant has signed this report by the undersigned,  thereunto  duly  authorized in the City of New York,  State of New
York on March 26, 2002.

FALCONSTOR SOFTWARE, INC.

By:  /s/ ReiJane Huai                                    Date:  March 27, 2002
     -----------------------------------------
     ReiJane Huai, President, Chief  Executive
     Officer of FalconStor Software, Inc.

                                POWER OF ATTORNEY

            FalconStor  Software,  Inc.  and each of the  undersigned  do hereby appoint  ReiJane Huai and Jacob Ferng,  and each of them  severally,  its or his true and lawful attorney to execute on behalf of FalconStor  Software,  Inc. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all  exhibits  thereto  and  other  documents  in  connection therewith,  with the Securities and Exchange Commission;  each of such attorneys shall have the power to act hereunder with or without the other.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ ReiJane Huai                                          March 27, 2002
    --------------------------------------------------------  ------------------
    ReiJane Huai, President, Chief Executive Officer and      Date
    Chairman of the Board
    (Principal Executive Officer)

By: /s/ Jacob Ferng                                           March 27, 2002
    --------------------------------------------------------  ------------------
    Jacob Ferng, Chief Financial Officer, Vice President      Date
    and Secretary
    (Principal Accounting Officer)

By: /s/ Lawrence S. Dolin                                     March 27, 2002
    --------------------------------------------------------  ------------------
    Lawrence S. Dolin, Director                               Date

By: /s/ Steven R. Fischer                                     March 27, 2002
    --------------------------------------------------------  ------------------
    Steven R. Fischer, Director                               Date

By: /s/ Steven H. Owings                                      March 27, 2002
    --------------------------------------------------------  -----------------
    Steven H. Owings, Director                                Date

