Form 10-K/A
period 2001-12-31
FALCONSTOR SOFTWARE INC
filed 2002-04-29
CIK 922521

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

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

       Aggregate  market  value of Common  Stock held by  non-affiliates  of the
Registrant as of April 24, 2002 was  $127,798,764,  which value,  solely for the purposes of this  calculation  excludes  shares held by  Registrant's  officers, directors,  5% shareholders and their  affiliates.  Such exclusion should not be deemed a  determination  by Registrant that all such  individuals  are, in fact, affiliates  of the  Registrant.  The number of shares of Common Stock issued and outstanding as of April 24, 2002 was 45,433,794 and 45,243,794, respectively.

                      Documents Incorporated by Reference:

                                      None.

Item 10.       Directors and Executive Officers of the Registrant

            The following  table  contains the names,  positions and ages of the directors and executive officers of FalconStor Software, Inc. (the "Company"):

Name                   Position                                                                        Age
----                   --------                                                                        ---
ReiJane Huai           Chairman of the Board, President and Chief Executive Officer                     43
Lawrence S. Dolin      Director                                                                         58
Steven H. Owings       Director                                                                         48
Steven R. Fischer      Director                                                                         56
Jacob Ferng, CPA       Chief Financial Officer, Treasurer, Corporate Secretary and Vice President       40
Wayne Lam              Vice President, Marketing                                                        38

ReiJane Huai has served as President and Chief Executive  Officer of the Company
and its predecessor  since December 2000 and has served as Chairman of the Board of the  Company  since  August  2001.  Mr. Huai also served as a director of the
Company's  predecessor  from  July  2000 to August  2001.  Mr.  Huai came to the
Company with a career in software development and management.  As executive vice president and general  manager,  Asia,  for Computer  Associates  International,
Inc., he was responsible  for sales,  marketing and the development of strategic joint ventures in the region.  Mr. Huai joined Computer  Associates in 1996 with its  acquisition of Cheyenne  Software,  Inc.,  where he was president and chief executive officer. Mr. Huai joined Cheyenne Software, Inc. in 1985 as manager of research and development of ARCserve,  the industry's  first storage  management solution for the client/server environment.  Mr. Huai received a master's degree in  computer  science  from the State  University  of New York at Stony Brook in
1985. Mr. Huai's term as Chairman of the Board of Directors expires in 2004.

Lawrence S. Dolin has held several  positions with Noteworthy  Medical  Systems,
Inc., a provider of computerized patient record software, since July 1998. He is currently  serving  as  Noteworthy's  chairman,  president  and chief  executive officer.  Since  January  1996,  Mr.  Dolin has been a general  partner of Mordo
Partners, an investment management partnership. Since 1981, Mr. Dolin has served as  a  director  of  Morgan's  Foods,  Inc.,  which  owns  through  wholly-owned subsidiaries KFC  restaurants,  Taco Bell restaurants and Pizza Hut restaurants.
Mr. Dolin holds a B.A. from Case Western Reserve University and a J.D. from Case
Western Reserve University.  Mr. Dolin's term as director of the Company expires in 2004. Mr. Dolin has been a director of the Company since August 2001.

Steven H. Owings served as the chief  executive  officer of ScanSource,  Inc., a value-added  distributor of POS and bar code products,  from 1992 to early 2000.
He has served as chairman of the board of directors of  ScanSource,  Inc.  since its inception in December 1992. From 1991 to 1992, Mr. Owings served as chairman of the board of directors,  chief executive  officer and the sole shareholder of
Argent Technologies,  Inc., a personal computer manufacturer.  From 1983 to 1991
he  held  various   positions   with  Gates/FA   Distributing,   Inc.,  and  its
predecessors,  a computer distribution company,  including serving as president, chief  executive  officer and chairman of the board of directors.  From December
1987 to September 1994, Mr. Owings served as a director of Gates. From July 1996 to April 1997, he served as a director of Globelle Corporation, an international distributor  of  personal  computer  products.  He  holds  a B.A.  from  Clemson
University.  Mr.  Owings' term as director of the Company  expires in 2003.  Mr.
Owings has been a director of the Company since August 2001.

Steven R. Fischer has held multiple positions with Transamerica Business Capital
Corporation,  which specializes in secured lending for mergers, acquisitions and restructurings, since 1992. He is currently serving as Transamerica's President.
From 1981 to 1992, he served as vice president and regional manager of Citibank,
N.A. Since 1995, he has served as a director of ScanSource,  Inc., a value-added distributor  of POS and bar code  products.  He holds a B.S.  in  Economics  and
Accounting from Queens College and an M.B.A.  from Baruch  College.  Mr. Fischer has been a director of the Company since August 2001.

Jacob  Ferng has served as chief  financial  officer and vice  president  of the
Company and its predecessor entity since August 2000. Mr. Ferng has more than 10 years of experience  handling corporate finance,  worldwide software production and product distribution for publicly held companies, various private corporations  and a public  accounting  firm.  Mr.  Ferng was vice  president of finance and  production  worldwide  for Computer  Associates  from 1996 to April
2000. He also served as corporate  controller  and vice president of finance and operations of Cheyenne  Software from 1991 to 1996. From 1988 to 1990, he was an accountant  for General  Aerospace,  Bell  Associates,  CPAs.  He has a master's degree in Accounting/Taxation from Long Island University, C.W. Post. Currently, he is a certified public accountant in the state of New York.

Wayne Lam has served as vice  president  of  marketing  of the  Company  and its predecessor  entity since April 2000. Mr. Lam has more than 15 years of software development and corporate management  experience.  As vice president at Computer
Associates, he held various roles in product marketing, business development and product  development.  Mr.  Lam  joined  Computer  Associates  in 1996  with its acquisition  of Cheyenne  Software,  where he held various  positions  including general  manager of Cheyenne  Software  Netware  Division,  director of business development,  and head of Cheyenne  Communications,  a business development unit focusing on  communication  software.  From 1989 to 1993 he was  co-founder  and chief executive officer of Applied  Programming  Technologies,  where he managed all aspects of its operations and development projects. From 1987 to 1989 he was vice president of engineering at Advanced Graphic Applications, where he managed the  development of PC-based  document  management  systems and optical  storage device drivers. Mr. Lam has a B.E. in Electrical  Engineering from Cooper Union, where he was involved  with a privately  funded  research  project  studying the feasibility of building  paperless  offices using optical storage  devices.  The success of the project led to the formation of Advanced Graphic Applications.

Item 11.       Executive Compensation

            Summary  Compensation Table. The following table sets forth, for the fiscal years indicated,  all  compensation  awarded to, paid to or earned by the
Company's  chief executive  officer and the Company's  other executive  officers
(collectively,  the "Named Executive  Officers").  Please note that as described under "Certain Relationships and Related Transactions," FalconStor, Inc. was the
accounting   acquiror  in  the  merger  between  Network  Peripherals  Inc.  and
FalconStor,  Inc. and the transaction was accounted for as a recapitalization of
FalconStor, Inc. Accordingly, the executive compensation provided below reflects the  executive  compensation  information  of the Company from the  inception of
FalconStor,  Inc. on February 10, 2000 through December 31, 2001. However, under
Item  402  of  Regulation   S-K,  the  Company  is  also  required  to  disclose
compensation  information  for  James  Regel,  the  former  President  and Chief
Executive Officer of Network Peripherals Inc. since he held such position during the fiscal year ended December 31, 2001. The  compensation  information  for Mr.
Regel reflects compensation from Network Peripherals Inc.

                           Summary Compensation Table

                                                                                                      Long Term
                                                                         Annual Compensation        Compensation
----------------------------------                  ---------------------------------------------   -------------

   Name and Principal Position                                                       Other Annual    Securities      All Other
                                                      Salary           Bonus         Compensation    Underlying     Compensation
                                       Year             ($)           ($)(1)            ($)(2)      Options (#)        ($)(3)
                                   -------------    -----------     -----------     -------------   ------------   -------------

ReiJane Huai                           2001          $170,833            --          $  8,000           --          $239,924
Chairman and Chief                     2000              --              --              --             --              --
Executive Officer

Jacob Ferng                            2001          $ 95,833        $ 20,000            --             --              --
Chief Financial Officer                2000          $ 20,833            --              --          288,743            --
and Vice President

Wayne Lam                              2001          $ 96,667        $ 10,000            --             --              --
Vice President-Marketing               2000          $ 41,154            --              --          288,743            --

James Regel (4)                        2001          $350,000            --              --          125,000            --
Former President and Chief             2000          $145,833            --              --          375,000            --
Executive Officer of Network
Peripherals Inc.

(1)    Bonuses of $20,000 and $10,000  for Mr.  Ferng and Mr. Lam,  respectively were paid in 2002 for services rendered in 2001.

(2)    Mr. Huai was given an automobile allowance of $8,000 in 2001.

(3)    Mr.  Huai  was  reimbursed  $239,924  in June  2001  for the  payment  of
       Hart-Scott-Rodino  filing  fees as well as all  taxes  that were due as a result of this reimbursement. The filing fees were incurred in connection with FalconStor's merger with Network Peripherals Inc.

(4)    Mr. Regel joined Network Peripherals Inc. in 2000.

(5)    Mr. Regel will also receive an additional $233,000 in 2002 related to his severance agreement plus an amount equal to $1,000,000 minus the value of his in-the-money options on August 22, 2002.

Option Grants During 2001 Fiscal Year

            The  following  table  provides  information  related  to options to purchase Common Stock granted to James Regel during 2001. The Company  currently does not have any plans providing for the grant of stock appreciation rights.

                                                                                                      Potential Realizable
                                                                                                        Value at Assumed
                                                                                                      Rates of Stock Price
                                                                                                        Appreciation for
                                                        Individual Grants                                Option Term(2)
------------------------------------------------------------------------------------------------------------------------------------
                                      % of Total
                       Number of        Options
                      Securities      Granted to      Exercise Price
                      Underlying     Employees in       Base Price
   Name                Option(#)      Fiscal Year       ($/Sh)(1)             Expiration Date          5%          10%
------------------------------------------------------------------------------------------------------------------------------------

James Regel             125,000           5%             $7.625               January 26, 2001       $599,415   $1,519,036

(1) The option exercise price may be paid in shares of Common Stock owned by the executive, in cash, or a combination of any of the foregoing. The exercise price is equal to or greater  than the fair  market  value of the Common  Stock on the date of grant.

(2) The potential  realizable  value portion of the foregoing table  illustrates values that might be realized upon exercise of the options  immediately prior to the  expiration  of their  term,  assuming  the  specified  compounded  rates of appreciation on the Company's  Common Stock over the term of the options.  These numbers do not take into account  provisions  of certain  options  providing for
termination    of   the   option    following    termination    of   employment,
non-transferability  or  differences  in  vesting  periods.  Regardless  of  the theoretical  value of an option,  its ultimate value will depend upon the market value of the Common  Stock at a future  date,  and that  value will  depend on a variety of factors,  including the overall condition of the stock market and the
Company's  results  of  operations  and  financial  condition.  There  can be no assurance that the values reflected in this table will be achieved.

                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

            No options were exercised by any Named Executive  Officer during the fiscal year ended  December 31, 2001.  The  following  table sets forth  certain information  concerning  unexercised  stock options held by the Named  Executive
Officers as of December 31, 2001.

                                          Number of Securities Underlying        Value of Unexercised In-the-
                                         Unexercised Options at 2001 Fiscal      Money Options at 2001 Fiscal
                                                    Year-End (#)                        Year-End ($)(1)
Name                                         Exercisable/Unexercisable            Exercisable/Unexercisable
----                                      -------------------------------         -------------------------
ReiJane Huai...............                              0/0                                 0/0
Jacob Ferng................                        95,285/193,458                    $830,284/$1,685,735
Wayne Lam..................                        95,285/193,458                    $830,284/$1,685,735
James Regel................                           500,000/0                          $179,315/0

-------------------
(1)    On  December 31, 2001,  the last reported  sales price of the Common
       Stock as reported on The Nasdaq National Market was $9.06.

                             Employment Agreements

            The Company has entered into an  employment  agreement  with ReiJane
Huai dated as of September 2001, providing for the employment of such individual as Chairman,  President and Chief Executive  Officer.  The employment  agreement provides that Mr. Huai shall devote  substantially  all of his professional time to the business of the Company.  The employment agreement provides a base salary in the amount of $150,000, subject to an increase of $15,000 per annum, provided that the Company's  earnings were higher than the previous year, as certified by either the Company's Chief Financial Offer or its independent  auditors and such other increases as determined by the Board of Directors.  The agreement contains non-competition,  confidentiality and non-solicitation provisions that apply for twenty-four months after cessation of employment.

                              Severance Agreements

            The Company has entered into Change of Control  Contracts  with each of  ReiJane  Huai,  Wayne Lam and Jacob  Ferng  dated as of  December  2001 that provide  for  severance  pay and  incidental  benefits  if there is a change  in control of the  Company  (as  defined in the Change of Control  Contracts).  The payment is a lump sum payment equal to 4.0 times one year's annual compensation.
The agreements also provide such individuals with the right to replace all stock options whether vested or not with fully vested stock options,  or alternatively the right to receive a cash payment for  surrendering  the options  equal to the difference  between the full exercise price of each option  surrendered  and the greater  of the price per share  paid by the  acquirer  in the change of control transaction or the market price of the Company's Common Stock on the date of the change of control.  Finally, the agreements provide that if any excise taxes are imposed on Messrs.  Huai, Lam and Ferng by Section 4999 of the Internal  Revenue
Code of 1986, as amended, the Company will make them whole.

            Report on Repricing of Options.  None of the stock  options  granted under any of the Company's plans were repriced in the fiscal year ended 2001.

            Compensation Committee Interlock and Insider Participation.  Messrs.
ReiJane Huai,  Lawrence S. Dolin and Steven R. Fischer  served as members of the
Compensation  Committee of the Board of  Directors  during the fiscal year ended
December  31, 2001.  For  information  relating to  transactions  involving  the
Company and such  individuals,  please see  "Certain  Relationships  and Related
Transactions."

Item 12.       Security Ownership of Certain Beneficial Owners and Management

            The following table sets forth information  concerning  ownership of the Common Stock of FalconStor  Software Inc.  outstanding at March 20, 2002, by
(i) each  person  known by the Company to be the  beneficial  owner of more than five  percent  of its  Common  Stock,  (ii)  each  director,  (iii)  each of the executive  officers  named in the  summary  compensation  table  and (iv) by all directors and executive officers of the Company as a group.

                                                                  Shares Beneficially       Percentage
Name and Address of Beneficial Owner (1)                                Owned               of Class (2)
-----------------------------------------                               -----               ------------
ReiJane Huai (3)                                                     10,824,260                23.9%
c/o FalconStor Software, Inc.
125 Baylis Road
Melville, NY 11747

Barry Rubenstein (4)                                                  6,955,053                15.4%
68 Wheatley Road
Brookville, NY 11545

Irwin Lieber (5)                                                      4,602,689                10.2%
80 Cuttermill Road Suite 311
Great Neck, NY 11021

Barry Fingerhut (6)                                                   3,000,164                 6.6%
767 Fifth Avenue, 45th Floor
New York, NY 10153

Seth Lieber (7)                                                       3,014,474                 6.7%
200 East 72 Street, PH N
New York, NY 10021

Jonathan Lieber (8)                                                   2,927,852                 6.5%
271 Hamilton Road
Chappaqua, NY 10514

Marilyn Rubenstein (9)                                                2,482,424                 5.5%
c/o Barry Rubenstein
68 Wheatley Road
Brookville, NY 11545

Eli Oxenhorn (10)                                                     3,353,702                 7.4%
56 The Intervale
Roslyn Estates, NY 11576

Lawrence S. Dolin (11)                                                   40,000                 *

Steven R. Fischer                                                         2,500                 *

Steven H. Owings                                                         58,030                 *

Jacob Ferng (12)                                                        190,570                 *

Wayne Lam (13)                                                          177,432                 *

All Directors and Executive Officers as a Group (14)
(6 persons)                                                          11,292,792                24.8%
*Less than one percent

(1)         A person is deemed to be the beneficial  owner of voting  securities that can be acquired  by such  person  within 60 days after the date hereof  upon  the  exercise  of  options,  warrants  or  convertible
            securities.   Each  beneficial  owner's   percentage   ownership  is
            determined  by  assuming  that  options,   warrants  or  convertible
            securities  that are held by such  person (but not those held by any other person) and that are  currently  exercisable  (i.e.,  that are exercisable within 60 days from March 20, 2002) have been exercised.
            Unless  otherwise  noted,  we believe that all persons  named in the table have sole  voting  and  investment  power with  respect to all shares beneficially owned by them.

(2)         Based upon shares of Common Stock  outstanding  as of March 20, 2002 of 45,240,294.

(3)         Based upon information  contained in a Form 3 and Schedule 13D filed by Mr. Huai and certain other information.

(4)         Based upon  information  contained in a report on a Schedule 13D, as amended  (the  "Wheatley  13D") filed  jointly by Barry  Rubenstein,
            Brookwood Partners, L.P. ("Brookwood"),  Seneca Ventures ("Seneca"),
            Wheatley  Associates  III, L.P.  ("Wheatley  Associates"),  Wheatley
            Foreign  Partners,  L.P.  ("Wheatley  Foreign"),   Wheatley  Foreign
            Partners III, L.P. ("Wheatley Foreign III"), Wheatley Partners, L.P.
            ("Wheatley"),  Wheatley Partners II, L.P.  ("Wheatley II"), Wheatley
            Partners III, L.P.  ("Wheatley III"),  Woodland  Partners,  Woodland
            Venture Fund ("Woodland  Fund"), and certain other entities with the
            Securities and Exchange  Commission  ("SEC"),  and a Form 3 filed by
            Mr.  Rubenstein  with the SEC as well as certain other  information.
            Consists  of (i)  1,812,903  shares  of  Common  Stock  held  by Mr.
            Rubenstein,  (ii) 395,217  shares of common stock held by Brookwood,
            (iii)  642,453  shares of common stock held by Seneca,  (iv) 299,809 shares of common  stock  held by  Wheatley  Associates,  (v)  41,008 shares of common stock held by Wheatley Foreign, (vi) 293,012 shares of common stock held by Wheatley  Foreign III,  (vii) 484,051 shares of common stock held by Wheatley,  (viii)  180,089  shares of common stock held by Wheatley  II, (ix)  1,370,015  shares of common  stock held by Wheatley  III,  (x) 692,983  shares of common  stock held by
            Woodland  Partners and (xi)  743,513  shares of common stock held by
            Woodland Fund. Does not include 8,258 shares of common stock held by
            Mr.  Rubenstein's   spouse,   Marilyn  Rubenstein.   Mr.  Rubenstein
            disclaims  beneficial  ownership of the securities held by Wheatley,
            Wheatley  Foreign,  Wheatley II, Wheatley III, Wheatley Foreign III,
            Wheatley  Associates,  Seneca,  Woodland Fund, Woodland Partners and
            Brookwood,  except to the extent of his respective  equity  interest therein.

(5)         Based upon  information  contained  in the  Wheatley 13D and certain other information.  Consists of (i) 1,934,705 shares of Common Stock held by Irwin  Lieber,  (ii) 484,051  shares of Common Stock held by
            Wheatley,  (iii)  41,008  shares of Common  Stock  held by  Wheatley
            Foreign,  (iv)  180,089  shares of Common Stock held by Wheatley II,
            (v)  1,370,015  shares of Common  Stock held by Wheatley  III,  (vi)
            293,012  shares of Common  Stock held by Wheatley  Foreign  III, and
            (vii)  299,809  shares of Common Stock held by Wheatley  Associates.
            Mr. Lieber disclaims  beneficial ownership of the securities held by
            Wheatley,  Wheatley  Foreign,  Wheatley II,  Wheatley III,  Wheatley
            Foreign  III and  Wheatley  Associates,  except to the extent of his respective equity interests therein.

(6)         Based upon  information  contained  in the  Wheatley 13D and certain other  information.  Consists of (i) 322,180  shares of Common Stock held by Barry Fingerhut, (ii) 484,051 shares of Common Stock held by
            Wheatley,  (iii)  41,008  shares of Common  Stock  held by  Wheatley
            Foreign,  (iv)  180,089  shares of Common Stock held by Wheatley II,
            (v)  1,370,015  shares of Common  Stock held by Wheatley  III,  (vi)
            293,012  shares of Common  Stock held by Wheatley  Foreign  III, and
            (vii)  299,809  shares of Common Stock held by Wheatley  Associates.
            Mr. Fingerhut disclaims  beneficial ownership of the securities held by Wheatley,  Wheatley Foreign,  Wheatley II, Wheatley III, Wheatley
            Foreign  III and  Wheatley  Associates,  except to the extent of his respective equity interests therein.

(7)         Based upon  information  contained  in the  Wheatley 13D and certain other  information.  Consists of (i) 86,622  shares of Common  Stock held by

            Seth Lieber,  (ii) 484,051  shares of Common Stock held by Wheatley,
            (iii) 41,008 shares of Common Stock held by Wheatley  Foreign,  (iv)
            180,089  shares of Common Stock held by Wheatley  II, (v)  1,370,015 shares of Common Stock held by Wheatley III, (vi) 293,012  shares of
            Common Stock held by Wheatley  Foreign III,  (vii) 299,809 shares of
            Common Stock held by Wheatley  Associates  and (viii) 259,868 shares of Common Stock held by Applegreen.  Mr. Lieber disclaims beneficial ownership  of the  securities  held by Wheatley,  Wheatley  Foreign,
            Wheatley II, Wheatley III, Wheatley Foreign III, Wheatley Associates
            and  Applegreen,  except  to the  extent  of his  respective  equity interests therein.

(8)         Based upon  information  contained  in the  Wheatley 13D and certain other  information.  Consists of (i) 484,051  shares of Common Stock held by  Wheatley,  (ii)  41,008  shares  of  Common  Stock  held by
            Wheatley  Foreign,  (iii)  180,089  shares of Common  Stock  held by
            Wheatley II, (iv) 1,370,015  shares of Common Stock held by Wheatley
            III,  (v) 293,012  shares of Common  Stock held by Wheatley  Foreign
            III, (vi) 299,809 shares of Common Stock held by Wheatley Associates and  (vii)  259,868  shares  of  Common  Stock  held  by  Applegreen
            Partners.   Mr.  Lieber  disclaims   beneficial   ownership  of  the
            securities held by Wheatley, Wheatley Foreign, Wheatley II, Wheatley
            III,  Wheatley  Foreign III,  Wheatley  Associates  and  Applegreen,
            except to the extent of his respective equity interests therein.

(9)         Based upon  information  contained  in the  Wheatley 13D and certain other information. Consists of (i) 8,258 shares of Common Stock held by Marilyn  Rubenstein,  (ii) 642,453 shares of Common Stock held by
            Seneca,  (iii) 743,513 shares of Common Stock held by Woodland Fund,
            (iv) 692,983  shares of Common  Stock held by Woodland  Partners and
            (v)  395,217  shares  of  Common  Stock  held  by  Brookwood.   Mrs.
            Rubenstein  disclaims beneficial ownership of the securities held by
            Seneca,  Woodland Fund,  Woodland Partners and Brookwood,  except to the extent of her  respective  equity  interests  therein.  Does not include  1,812,903 shares of Common Stock held by Mrs.  Rubenstein's spouse, Barry Rubenstein.

(10)        Based upon information contained in a report on a Schedule 13G filed jointly  by  Eli  Oxenhorn  and  the  Eli  Oxenhorn  Family  Limited
            Partnership  (the  "EOFLP").  Consists  of (i)  2,898,932  shares of common stock held by Mr.  Oxenhorn  (including  3,500 shares held by the Eli  Oxenhorn  SEP IRA account and 8,000  shares held by the Eli
            Oxenhorn  Rollover IRA  Account)  and (ii) 454,770  shares of common stock held by the EOFLP. Mr. Oxenhorn disclaims beneficial ownership of the  securities  held by the  EOFLP,  except to the extent of his respective equity interests therein.

(11)        Includes  40,000 shares held by Northern  Union Club. Mr. Dolin is a general  partner of Mordo  Partners,  which is a general  partner of
            Northern Union Club. Mr. Dolin disclaims beneficial ownership of the securities held by Northern Union Club,  except to the extent of his respective equity interests therein.

(12)        Includes   options  to  purchase   95,285  shares  of  Common  Stock
            exercisable within 60 days of March 20, 2002.

(13)        Includes   options  to  purchase  173,895  shares  of  Common  Stock
            exercisable within 60 days of March 20, 2002.

(14)        Includes   options  to  purchase  269,180  shares  of  Common  Stock
            exercisable within 60 days of March 20, 2002.

Item 13.    Certain Relationships and Related Transactions

            On August 22, 2001,  pursuant to an Agreement and Plan of Merger and
Reorganization, (the "Merger Agreement"), FalconStor, Inc. ("FalconStor") merged with Network  Peripherals Inc. ("NPI"),  with NPI as the surviving  corporation.
Under the terms of the Merger  Agreement,  all of FalconStor's  preferred shares were converted into common shares and the  stockholders  of FalconStor  received
0.721858  shares of NPI common stock for each share of  FalconStor  common stock
that  they  held.  Although  NPI  acquired  FalconStor,   as  a  result  of  the
transaction,  FalconStor stockholders held a majority of the voting interests in the combined enterprise after the merger. Accordingly,  for accounting purposes, the acquisition was a "reverse  acquisition"  and FalconStor was the "accounting acquiror." Further, as a result of NPI's decision on June 1, 2001 to discontinue its  NuWave  and  legacy

business, at the time of the merger NPI was a non-operating public shell with no continuing operations,  and FalconStor purchased no intangible assets associated with NPI. As a result,  the transaction was accounted for as a  recapitalization of FalconStor and recorded based on the fair value of NPI's net tangible  assets acquired  by  FalconStor,  with no  goodwill or other  intangible  assets  being recognized.  The conversion of all of  FalconStor's  preferred stock into common stock resulted in an additional  20,207,460  shares of common stock  outstanding and, for accounting purposes,  the merger resulted in the issuance of 13,348,605 common shares to NPI's pre-merger  shareholders.  In connection with the merger, the  name  of NPI  was  changed  to  FalconStor  Software,  Inc.  The  following directors,  executive officers,  5% stockholders and entities affiliated with 5%
stockholders  acquired  common  stock in the merger:  ReiJane  Huai - 10,824,260 shares; Wayne Lam - 3,537 shares; Barry Rubenstein - 1,812,903 shares; Brookwood
Partners - 526,956 shares; Seneca Ventures- 642,453 shares;  Wheatley Associates
III, L.P.- 299,809  shares;  Wheatley  Foreign  Partners,  L.P. - 41,008 shares;
Wheatley Foreign Partners III, L.P. - 293,012 shares;  Wheatley Partners, L.P. -
484,051 shares;  Wheatley Partners II, L.P. - 180,089 shares;  Wheatley Partners
III,  L.P. - 1,370,015  shares;  Woodland  Partners - 692,983  shares;  Woodland
Venture Fund - 743,513 shares;  Irwin Lieber - 1,905,705 shares; Barry Fingerhut
- 303,180 shares;  Seth Lieber - 115,497 shares;  Applegreen  Partners - 346,491 shares;  Jonathan Lieber - 25,265 shares; Marilyn Rubenstein - 8,258 shares; Eli
Oxenhorn - 2,898,932 shares;  and the Eli Oxenhorn Family Limited  Partnership -
454,770 shares.

            On October 2, 2001, the Company invested approximately $2,300,000 in a private  placement of Network-1  Security  Solutions,  Inc.  ("Network-1"),  a
publicly  traded  corporation  that  develops and markets  intrusion  prevention software products. For its investment,  the Company received 1,084,935 shares of preferred  stock,  which if  converted  into common  stock,  would  represent an approximate  16.5%  ownership of  Network-1.  The following 5%  stockholders  or entities  affiliated  with 5%  stockholders  of the Company  also  invested  the following approximate amounts in the private placement of Network-1:  Applegreen
Partners - $75,000;  Brookwood Partners - $250,000;  Barry Fingerhut - $350,000;
Irwin Lieber - $350,000; Jonathan Lieber - $25,000; Seth Lieber - $25,000; Barry
Rubenstein - $100,000;  Seneca Ventures - $350,000;  Wheatley  Partners,  L.P. -
$184,000; Wheatley Partners II, L.P. - $200,000; Wheatley Foreign Partners, L.P.
- $16,000;  Woodland Partners - $200,000;  Woodland Venture Fund - $450,000; and
Eli Oxenhorn - $250,000.

            Barry  Rubenstein,  a 5%  stockholder,  may  be  deemed  to  be  the beneficial owner of the securities acquired by Seneca Ventures, Woodland Venture
Fund,  Woodland Partners,  Brookwood  Partners,  Wheatley  Associates III, L.P.,
Wheatley Foreign Partners,  L.P.,  Wheatley Foreign Partners III, L.P., Wheatley
Partners, L.P., Wheatley Partners II, L.P. and Wheatley Partners III, L.P. Barry
Fingerhut and Irwin Lieber,  each of whom are 5% stockholders,  may be deemed to be a beneficial  owner of the securities  acquired by Wheatley  Associates  III,
L.P.,  Wheatley  Foreign  Partners,  L.P.,  Wheatley Foreign Partners III, L.P.,
Wheatley Partners,  L.P.,  Wheatley Partners II, L.P. and Wheatley Partners III,
L.P. Seth Lieber and Jonathan Lieber,  each of whom are 5% stockholders,  may be deemed  to be the  beneficial  owners of the  securities  acquired  by  Wheatley
Associates III, L.P., Wheatley Foreign Partners, L.P., Wheatley Foreign Partners
III, L.P.,  Wheatley  Partners,  L.P.,  Wheatley  Partners II, L.P. and Wheatley
Partners  III,  L.P.  and  Applegreen   Partners.   Marilyn  Rubenstein,   a  5%
stockholder,  may be deemed to be a beneficial owner of the securities  acquired by Seneca Ventures,  Brookwood Partners,  Woodland Partners and Woodland Venture
Fund.

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FALCONSTOR SOFTWARE, INC.

                                            By: /s/ ReiJane Huai
                                                --------------------------------
                                                ReiJane Huai
                                                President and Chief Executive Officer

Dated:      April 29, 2002