Form 10-Q
period 2002-03-31
FALCONSTOR SOFTWARE INC
filed 2002-05-14
CIK 922521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/X/         QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 2002
                                           ---------------

/ /         TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from_________________ to _________________

                         Commission File Number 0-23970

                            FALCONSTOR SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               77-0216135
        (State of Incorporation)            (I.R.S. Employer Identification No.)

             125 Baylis Road
            Melville, New York                           11747
(Address of principal executive offices)              (Zip code)

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

            Yes /X/     No / /

The number of shares of Common Stock issued and outstanding as of April 24, 2002 was 45,243,794, which includes redeemable common shares.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                            Page

PART I.     Financial Information                                            3

Item 1.     Consolidated Financial Statements                                3

            Consolidated Balance Sheets at March 31, 2002
                (unaudited) and December 31, 2001                            3

            Unaudited Consolidated Statements of Operations for the
                three months ended March 31, 2002 and 2001                   4

            Unaudited Consolidated Statements of Cash Flows for the three
                months ended March 31, 2002 and 2001                         5

            Notes to the Unaudited Condensed Consolidated
                Financial Statements                                         6

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   10

Item 3.     Qualitative and Quantitative Disclosures about Market Risk      17

PART II.    Other Information                                               18

Item 1.     Legal Proceedings                                               18

Item 4.     Submission of Matters to a Vote of Security Holders             18

Item 6.     Exhibits and Reports on Form 8-K                                18

PART I.  FINANCIAL INFORMATION
ITEM 1.     Consolidated Financial Statements

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                March 31, 2002  December 31, 2001
                                                                                --------------  -----------------
                       Assets                                                    (unaudited)
Current assets:
   Cash and cash equivalents ................................................   $ 25,927,586    $ 38,370,937
   Marketable securities ....................................................     35,876,899      26,156,180
   Accounts receivable, net .................................................      2,398,671       2,539,987
   Prepaid expenses and other current assets ................................      1,227,311       1,077,017
                                                                                ------------    ------------

            Total current assets ............................................     65,430,467      68,144,121

Property and equipment, net .................................................      1,920,716       1,605,396
Investments .................................................................      2,300,062       2,300,062
Other assets ................................................................      2,241,497       2,421,376
                                                                                ------------    ------------

            Total assets ....................................................   $ 71,892,742    $ 74,470,955
                                                                                ============    ============

             Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable .........................................................   $    658,819    $    544,998
   Accrued expenses .........................................................      1,415,023       1,588,723
   Deferred revenue .........................................................        700,106         357,912
   Net liabilities of discontinued operations ...............................      6,894,174       8,134,322
                                                                                ------------    ------------

            Total current liabilities .......................................      9,668,122      10,625,955
                                                                                ------------    ------------

    Long-term liabilities of discontinued operations ........................         63,475         283,428
                                                                                ------------    ------------

Commitments

Stockholders' equity:
   Convertible preferred stock - $.001 par value, 2,000,000 shares authorized           --              --
   Common stock - $.001 par value, 100,000,000 shares authorized,
      45,430,294 and 45,049,379 shares issued, respectively                           45,430          45,049
   Additional paid-in capital ...............................................     79,312,168      77,991,996
   Deferred compensation ....................................................       (899,543)     (1,026,674)
   Accumulated deficit ......................................................    (14,732,854)    (12,151,469)
   Common stock held in treasury, at cost (190,000 shares) ..................     (1,220,730)     (1,220,730)
   Accumulated other comprehensive loss .....................................       (343,326)        (76,600)
                                                                                ------------    ------------

            Total stockholders' equity ......................................     62,161,145      63,561,572
                                                                                ------------    ------------
            Total liabilities and stockholders' equity ......................   $ 71,892,742    $ 74,470,955
                                                                                ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months Ended
                                                     March 31,
                                                     ---------
                                                2002             2001
                                                ----             ----

Revenues ................................   $  1,980,842    $       --

Operating expenses:
   Cost of revenues .....................        593,252            --
   Software development costs ...........      1,694,756         961,492
   Selling and marketing ................      2,037,790       1,144,270
   General and administrative ...........        617,488         885,058
                                            ------------    ------------
                                               4,943,286       2,990,820
                                            ------------    ------------
           Operating loss ...............     (2,962,444)     (2,990,820)
                                            ------------    ------------

Interest and other income ...............        381,059          78,652
                                            ------------    ------------

         Loss before income taxes .......     (2,581,385)     (2,912,168)

Provision for income taxes ..............           --              --
                                            ------------    ------------

         Net loss .......................   $ (2,581,385)   $ (2,912,168)
                                            ------------    ------------

Basic and diluted net loss per share ....   $      (0.06)   $      (0.10)
                                            ============    =============

Weighted average basic and diluted shares
   outstanding ..........................     45,184,257      28,802,095
                                            ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Three Months Ended Three Months Ended
                                                       March 31, 2002    March 31,2001
                                                       --------------    -------------
Cash flows from operating activities:
   Net loss .........................................   $ (2,581,385)   $ (2,912,168)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization ..............        352,618          51,396
         Non-cash professional services expenses ....         12,600         146,758
         Equity-based compensation earned ...........        358,546          89,922
      Changes in operating assets and liabilities:
         Accounts receivable, net ...................        141,316        (131,000)
         Prepaid expenses and other current assets ..       (150,294)       (111,816)
         Other assets ...............................         (6,788)           --
         Accounts payable ...........................        113,821         363,172
         Accrued expenses ...........................       (173,700)        137,813
         Deferred revenue ...........................        342,194         267,000
                                                        ------------    ------------

            Net cash used in operating activities ...     (1,591,072)     (2,098,923)
                                                        ------------    ------------

Cash flows from investing activities:
   Purchase of marketable securities ................     (9,973,296)           --
   Purchase of property and equipment ...............       (481,271)       (150,573)
   Payments of liabilities of discontinued operations     (1,460,101)           --
                                                        ------------    ------------

      Net cash used in investing activities .........    (11,914,668)       (150,573)
                                                        ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options ..........      1,076,538            --
                                                        ------------    ------------

      Net cash provided by financing activities .....      1,076,538            --
                                                        ------------    ------------

Effect of exchange rate changes on cash .............        (14,149)          5,999
                                                        ------------    ------------

Net decrease in cash and cash equivalents ...........    (12,443,351)     (2,243,497)

Cash and cash equivalents, beginning of period ......     38,370,937       7,727,182
                                                        ------------    ------------

Cash and cash equivalents, end of period ............   $ 25,927,586    $  5,483,685
                                                        ============    ============

The  Company  did not pay any  interest  expense  or income  taxes for the three months ended March 31, 2002 and 2001.

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

         Notes to Unaudited Condensed Consolidated Financial Statements

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

(c) Unaudited Interim Financial Information

The unaudited interim consolidated financial statements of the Company as of and for the three  months ended March 31, 2002 and 2001,  included  herein have been prepared,  without  audit,  pursuant  to the rules and  regulations  of the SEC.
Certain  information  and  note  disclosures   normally  included  in  financial
statements prepared in accordance with accounting  principles generally accepted in the United States of America have been condensed or omitted  pursuant to such rules and regulations relating to interim financial statements.

In the opinion of  management,  the  accompanying  unaudited  interim  condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001.

(d) Cash Equivalents and Marketable Securities

The Company  considers  all highly liquid  investments  with a maturity of three months  or  less  when  purchased  to be  cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$24.8  million  at March 31,  2002.  Cash at March  31,  2002  amounted  to $1.1 million.  Marketable  securities at March 31, 2002 amounted to $35.9 million and consisted of corporate bonds and government securities.

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

Revenues  associated  with  software  implementation  and  software  engineering services  are  recognized  as the  services are  performed.  Network  consulting services,  which are billed on a time and material basis and are also recognized as revenue when the services are  performed  have not been  provided to end user software  license  customers.  Costs of providing these services are included in cost of revenues.

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

Revenue from  maintenance  fees and services  were $345,898 for the three months ended March 31, 2002. All other revenues were derived from software licenses.

(f)  Earnings Per Share (EPS)

Basic EPS is computed  based on the weighted  average number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents. Due to a net loss, all common stock  equivalents were excluded from diluted net loss per share. As of March 31, 2002  potentially  dilutive common stock  equivalents included 6,895,897 stock options outstanding.

(g)  Comprehensive Loss

Comprehensive  loss amounted to $2,848,111  and  $2,906,169 for the three months ended March 31, 2002 and 2001, respectively and includes the Company's net loss, foreign currency  translation  adjustments of $(14,149) and $5,999 for the three months  ended March 31, 2002 and 2001,  respectively  and  unrealized  losses on marketable securities of $(252,577) for the three months ended March 31, 2002.

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

(i) New Accounting Pronouncements

In June 2001,  the FASB  issued  SFAS No.  142  "Goodwill  And Other  Intangible
Assets"  ("SFAS No.  142"),  which was effective  January 1, 2002.  SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets.  In  accordance  with SFAS No.  142,  an entity  can no longer  amortize goodwill  over its  estimated  useful life.  Rather  goodwill will be subject to assessments  for  impairment  by applying a  fair-value-based  test.  Intangible assets must be separately  recognized  and amortized over their useful life. The
Company  adopted SFAS 142  effective  January 1, 2002,  and such adoption had no impact on the Company's consolidated financial statements.

The FASB also recently  issued SFAS No. 144,  "Accounting  for the Impairment or
Disposal of  Long-Lived  Assets,"  that is  applicable  to financial  statements issued for fiscal years  beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived  Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a  single  accounting  model  for  long-lived  assets  to  be  disposed  of  and significantly  changes  the  criteria  that would have to be met to  classify an
asset  as  held-for-sale.   Classification  as  held-for-sale  is  an  important
distinction since such assets are not depreciated and are stated at the lower of fair value and carrying  amount.  This Standard also  requires  expected  future operating losses from  discontinued  operations to be displayed in the period(s)

in which the losses are  incurred,  rather  than as of the  measurement  date as previously required. The Company adopted SFAS 144 effective January 1, 2002, and such adoption had no impact on the Company's consolidated financial statements.

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

The following unaudited pro forma consolidated  financial  information  reflects
NPI as a discontinued  operation and gives effect to the above described  merger as if the merger had  occurred at the  beginning  of the  respective  periods by consolidating  the  continuing  results of operations of the Company and NPI for the three months ended March 31, 2002 and 2001.

                                                     Three months Ended    Three months Ended
                                                       March 31, 2002        March 31, 2001
                                                       --------------        --------------

Revenues                                                $  1,980,842         $         -
Net loss from continuing operations                       (2,581,385)         (2,912,168)
Basic and diluted net
        loss from continuing operations per share       $      (0.06)        $     (0.07)
Weighted average basic and
       diluted shares outstanding                         45,184,257          42,150,700

The pro forma  information is provided for  illustrative  purposes only and does not represent what the actual consolidated results of operations would have been had  the  merger  occurred  on the  dates  assumed,  nor  are  they  necessarily indicative of future results of operations.

(3) Segment Reporting

         The Company is organized in a single operating  segment for purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers  in the  following  geographical  areas for the three months ended March 31, 2002 and 2001 and the location of long-lived  assets as of March
31, 2002 and December 31, 2001 are summarized as follows:

                                                        Three Months Ended March 31,
                                                           2002       2001
                                                        ----------   ---------
          Revenues:
               United States                            $1,168,697   $   --
               Asia and other international             $  812,145   $   --
                                                        ----------   ---------

                         Total revenues                 $1,980,842   $   --
                                                        ==========   =========

                                                        March 31,    December 31,
                                                         2002           2001
                                                        ---------    ------------

Long-lived assets (includes all non-current assets):
     United States                                     $6,095,920   $5,963,235
     Asia and other international                      $  366,355   $  363,599
                                                       ----------   ----------

               Total long-lived assets                 $6,462,275   $6,326,834
                                                       ==========   ==========

(4) Equity-based Compensation

         For the three  months  ended  March  31,  2002 and  2001,  the  Company recorded non-cash  equity-based  compensation  expenses of $127,131 and $89,922, respectively related to the amortization of deferred compensation. For the three months  ended March 31,  2002,  the  Company  recorded  an  additional  $231,415 non-cash  expense  associated  with  the  acceleration  of  the  vesting  of one employee's options.

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

From March 2000  through May 2001,  we received  net  proceeds of  approximately
$17.9  million  from the  sale of our  preferred  stock,  which  converted  into approximately  20.2 million  shares of our common  stock.  Our  operations  from inception  through  the second  quarter  of 2001 were  mainly  comprised  of the development  of our core storage  networking  infrastructure  software  product.
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

Our critical  accounting policies are those related to revenue  recognition.  As described  in note 1 to our  consolidated  financial  statements,  we  recognize revenue in  accordance  with the  provisions  of  Statement  of  Position  97-2,
Software Revenue Recognition, as amended. Software license revenue is recognized only when pervasive  evidence of an arrangement  exists and the fee is fixed and determinable.  An  arrangement  is evidenced by a signed  customer  contract for nonrefundable  royalty advances  received from OEMs and, in addition to a signed agreement with OEMs,  distributors,  and solution  providers (or  resellers),  a signed customer purchase order for each software license to be resold by an OEM, distributor or solution  providers to an end user. The software license fees are fixed and  determinable as our standard  payment terms range from 30 to 90 days, depending on the regional billing practice,  and we have not provided any of our customers  extended payment terms.  When a customer  licenses  software together with  the  purchase  of  maintenance,  we  allocate  a  portion  of  the  fee to maintenance  for its fair value  based on the  contractual  maintenance  renewal rate.

RESULTS OF  OPERATIONS - FOR THE THREE  MONTHS ENDED MARCH 31, 2002  COMPARED TO
THE THREE MONTHS ENDED MARCH 31, 2001.

Revenues

Revenues  for the three  months  ended  March 31, 2002 were  approximately  $2.0 million  compared to no revenues for the three months ended March 31, 2001.  The increase in revenues is due to the release of our  principal  product at the end of the second  quarter of 2001.  As a result of the release of our  product,  we recognized  approximately  $1.6  million in revenue from  software  licenses and approximately  $0.4 million from  maintenance,  implementation  and  engineering services.  For the three months  ended March 31,  2001,  we did not generate any revenues from software  licenses since our software was still in the development process and had not yet been released.

Cost of Revenues

Cost of revenues  for the three  months  ended March 31, 2002 was  approximately
$0.6 million.  Cost of revenues consists primarily of personnel costs associated with  providing  system  implementations,  technical  support under  maintenance contracts and training.  Since there were no revenues for the three months ended
March 31,  2001,  there was also no cost of  revenues.  The  increase in cost of revenues  from the prior year is mainly due to an  increase in  employees.  As a result of the release of our  software in the second  quarter of 2001,  we hired additional employees to help implement and support our software.

Gross profit for the three months ended March 31, 2002 was $1.4 million or 70%.

Software Development Costs

Software  development  costs  consist  primarily of personnel  costs for product development personnel and other related costs associated with the development of new products,  enhancements to existing products, quality assurance and testing.
Software  development costs were approximately $1.7 million for the three months ended March 31, 2002 compared to approximately $1.0 million for the three months ended March 31, 2001.  The $0.7 million  increase  from the prior year is mainly due to an increase in product development  personnel.  The increase in employees was  needed to  develop  our core  storage  networking  infrastructure  software product, as well as to develop new innovative features and options.

Selling and Marketing

Selling  and  marketing  expenses  consist  primarily  of  sales  and  marketing personnel costs,  travel,  public relations  expense,  marketing  literature and promotions, trade show expenses, and the costs associated with our foreign sales offices.  Selling and  marketing  expenses  increased  from  approximately  $1.1 million for the three months ended March 31, 2001 to approximately  $2.0 million for the three  months  ended  March 31,  2002.  This  increase  in  selling  and marketing  expenses was due to our product being released  during the end of the second quarter of 2001. As a result of this release, we expanded our sales force to  accommodate  our revenue  growth and we increased our  marketing  efforts to promote our product  and create  brand  awareness.  In  addition,  for the three months ended March 31, 2002 we had commission  expenses  related to sales earned in the quarter.

General and Administrative

General and  administrative  expenses  consist  primarily of personnel  costs of general and administrative functions, public company related fees, directors and officers  insurance,  legal and  professional  fees and other general  corporate overhead costs.  General and  administrative  expenses were  approximately  $0.6 million for the three months  ended March 31, 2002, a decrease of  approximately
$0.3 million from the three months ended March 31, 2001. The decrease in general and administrative  expenses was due to a non-cash consulting expense for option grants and higher legal fees for the three  months  ended March 31, 2001.  These legal expenses related to our intellectual  property. For the three months ended
March 31, 2002, we did not incur any similar expenses.

Interest and Other Income

Interest  and other income was  approximately  $0.4 million for the three months ended March 31, 2002  compared to $0.1  million for the three months ended March
31, 2001. The $0.3 million increase in interest income was due to higher average cash,  cash  equivalent  and marketable  securities  balances as a result of the merger with NPI

Income Taxes

We did not record a tax benefit  associated  with the pre-tax loss incurred from the period from  inception  (February  10, 2000)  through  March 31, 2002, as we deemed that it was more likely than not that the deferred tax assets will not be
realized  based  on  our  development  and  now  early  stage   operations  and,
accordingly,  we provided a full  valuation  allowance  against the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

As of March  31,  2002,  we had  approximately  $25.9  million  in cash and cash equivalents  and  $35.9  million  in  marketable  securities.  Net cash  used in operating  activities for the three months ended March 31, 2002 was $1.6 million compared to  approximately  $2.1  million for the three  months  ended March 31,
2001. The cash used in operating activities for the three months ended March 31,
2002 was mainly comprised of the Company's net loss of $2.6 million,  a decrease in accrued  expenses  and an  increase  in prepaid  expenses  and other  current assets.  These  amounts  were  partially  offset by  non-cash  expenses  of $0.7 million,  a decrease in accounts  receivable and an increase in accounts payable and  deferred  revenue.  Net cash used for the three months ended March 31, 2001 was mainly  comprised of the Company's net loss of $2.9 million and increases in accounts receivable and prepaid expenses and other current assets. These amounts were  partially  offset by non-cash  expenses of $0.3  million and  increases in accounts payable, accrued expenses and deferred revenue.

Net cash used in investing  activities for the three months ended March 31, 2002 was approximately  $11.9 million compared to approximately  $0.2 million for the three  months  ended March 31,  2001.  The  increase  in cash used by  investing activities is mainly due to $10.0 million in purchases of marketable securities,
$1.5 million in payments of  liabilities  of  discontinued  operations  and $0.5 million in purchases of property and equipment. For the three months ended March
31,  2001,  the net cash used was  attributable  to  purchases  of property  and equipment.

Net cash provided by financing activities was approximately $1.1 million for the three months  ended March 31,  2002.  This amount was related to the exercise of stock options.

As of March  31,  2002,  we had  $7.0  million  of  liabilities  related  to the discontinued operations of NPI. Our Board of Directors authorized the repurchase of up to two million shares of our outstanding stock, of which 190,000 have been purchased  through March 31, 2002. Our principal  sources of liquidity are cash, cash  equivalents and marketable  securities,  which are expected to be used for general  corporate  purposes,  including  expansion  of  operations  and capital expenditures.

We believe that our current  balance of cash,  cash  equivalents  and marketable securities  and expected cash flows from  operations  will be sufficient to meet our cash requirements for at least the next twelve months.

Impact of Recently Issued Accounting Pronouncements

In June 2001,  the FASB  issued  SFAS No.  142  "Goodwill  And Other  Intangible
Assets"  ("SFAS No.  142"),  which was effective  January 1, 2002.  SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets.  In  accordance  with SFAS No.  142,  an entity  can no longer  amortize goodwill  over its  estimated  useful life.  Rather  goodwill will be subject to assessments  for  impairment  by applying a  fair-value-based  test.  Intangible assets must be separately  recognized  and amortized  over the useful life.  The
Company  adopted SFAS 142  effective  January 1, 2002,  and such adoption had no impact on the Company's consolidated financial statements.

The FASB also recently  issued SFAS No. 144,  "Accounting  for the Impairment or
Disposal of  Long-Lived  Assets,"  that is  applicable  to financial  statements issued for fiscal years  beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived  Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a  single  accounting  model  for  long-lived  assets  to  be  disposed  of  and significantly  changes  the  criteria  that would have to be met to  classify an
asset  as  held-for-sale.   Classification  as  held-for-sale  is  an  important
distinction since such assets are not depreciated and are stated at the lower of fair value and carrying  amount.  This Standard also  requires  expected  future operating losses from  discontinued  operations to be displayed in the period(s)
in which the losses are  incurred,  rather  than as of the  measurement  date as previously required. The Company adopted SFAS 144 effective January 1, 2002, and such adoption had no impact on the Company's consolidated financial statements.

                                  RISK FACTORS

We have had limited revenues and a history of losses,  and we may not achieve or maintain profitability.

         Due to the early stage of our product, we have had limited revenues and a history of losses.  For the year ended  December 31, 2001 and the three months
ended  March  31,  2002,   we  had  revenues  of  $5,591,729   and   $1,908,842,
respectively.  For the period from  inception  (February 10, 2000) through March
31, 2002 and for the three  months  ended March 31,  2002,  we had a net loss of
$14,732,854  and  $2,581,385,   respectively.  We  have  signed  contracts  with
resellers and original  equipment  manufacturers,  or OEMs, and expect that as a result of these  contracts,  our  revenues  will  increase  in the  future.  Our business model depends upon signing  agreements  with  additional OEM customers, further  developing our reseller  sales channel,  and expanding our direct sales force.  Any  difficulty  in  obtaining  these OEM and  reseller  customers or in attracting  qualified  sales  personnel  will  negatively  impact our  financial performance.

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

         Our IPStor platform is complex and designed to be deployed in large and complex networks. Many of our customers have unique  infrastructures,  which may require  additional  professional  services  in order for our  software  to work within their  infrastructure.  Because our products are critical to the networks of our customers,  any significant  interruption in their service as a result of defects in our  product  within our  customers'  networks  could  result in lost profits  or damage to our  customers.  These  problems  could  cause us to incur significant  service and  warranty  costs,  divert  engineering  personnel  from product  development  efforts and  significantly  impair our ability to maintain existing  customer  relationships  and attract new  customers.  In  addition,  a product  liability  claim,  whether  successful  or not,  would  likely  be time consuming  and  expensive  to  resolve  and  would  divert  management  time and attention.  Further,  if we are unable to fix the errors or other  problems that may be  identified in full  deployment,  we would likely  experience  loss of or delay in revenues and loss of market share and our business and prospects  would suffer.

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

         Currently,  approximately  28.6 million  shares of our common stock are subject to  contractual  lock-up  restrictions  expiring on April 30, 2003,  and approximately  0.9 million shares of our common stock are subject to contractual lock-up restrictions expiring on August 22, 2002. Our board of directors may, in its sole  discretion,  release any or all of the shares of our common stock from lock-up  restrictions  at any time with or without  notice.  Any release of such shares from lock-up  restrictions may be applied on a proportionate or selective basis. If the release is selectively  applied, the stockholders whose shares are not  released  will be forced to hold such shares while other  stockholders  may sell.  In addition,  the release of any of such shares  could  depress our stock price.

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

Our efforts to protect our intellectual property may cause us to become involved in costly and lengthy litigation, which could seriously harm our business.

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

         As of March 31,  2002,  we have  outstanding  options  to  purchase  an aggregate of 6,895,897 shares of our common stock at a weighted average exercise price of $3.29 per share.

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

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 6.    Exhibits and Reports on Form 8-K

            (b) Reports on Form 8-K

                 On  January  14,  2002,  we filed a Form 8-K under Item 5 and 7 announcing that certain stockholders had agreed to extend their lock-up  period to April 30, 2003 from August 22, 2002 and that the  Company  had  released  10% of the shares of Common  Stock subject to the lock-up agreements.

                 On  January  16,  2002,  we filed a Form 8-K under Item 5 and 7 announcing  that the Company had released an additional  15% of the  original  number  of shares of  Common  Stock  subject  to lock-up agreements.

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

May 14, 2002