Form 10-Q
period 2002-06-30
FALCONSTOR SOFTWARE INC
filed 2002-08-13
CIK 922521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/X/         QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended           June 30, 2002
                                          --------------------------------------

/ /         TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from _______________ to __________________

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

            Yes  /X/    No  / /

The number of shares of Common Stock issued and outstanding as of August 1, 2002 was 45,224,176, which includes redeemable common shares.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                            Page

PART I.     Financial Information                                            3

Item 1.     Consolidated Financial Statements                                3

            Consolidated Balance Sheets at June 30, 2002
                (unaudited) and December 31, 2001                            3

            Unaudited Consolidated Statements of Operations for the
                three and six months ended June 30, 2002 and 2001            4

            Unaudited Consolidated Statements of Cash Flows for the
                six months ended June 30, 2002 and 2001                      5

            Notes to the Unaudited Condensed Consolidated
                Financial Statements                                         6

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    9

Item 3.     Qualitative and Quantitative Disclosures about Market Risk      18

PART II.    Other Information                                               19

Item 4.     Submission of Matters to a Vote of Security Holders             19

Item 6.     Exhibits and Reports on Form 8-K                                19

PART I.  FINANCIAL INFORMATION
ITEM 1.     Consolidated Financial Statements

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                June 30, 2002   December 31, 2001
                                                                                -------------   -----------------
                              Assets                                             (unaudited)
Current assets:
   Cash and cash equivalents ................................................   $ 27,838,015    $ 38,370,937
   Marketable securities ....................................................     30,819,875      26,156,180
   Accounts receivable, net .................................................      2,532,878       2,539,987
   Prepaid expenses and other current assets ................................      1,066,955       1,077,017
                                                                                ------------    ------------

            Total current assets ............................................     62,257,723      68,144,121

Property and equipment, net .................................................      2,067,369       1,605,396
Investments .................................................................      2,375,062       2,300,062
Other assets ................................................................      2,422,766       2,421,376
                                                                                ------------    ------------

            Total assets ....................................................   $ 69,122,920    $ 74,470,955
                                                                                ============    ============

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable .........................................................   $    395,590    $    544,998
   Accrued expenses .........................................................      1,372,416       1,588,723
   Deferred revenue .........................................................        847,415         357,912
   Net liabilities of discontinued operations ...............................      6,556,048       8,134,322
                                                                                ------------    ------------

            Total current liabilities .......................................      9,171,469      10,625,955
                                                                                ------------    ------------

    Long-term liabilities of discontinued operations ........................         60,691         283,428
                                                                                ------------    ------------

Commitments

Stockholders' equity:
   Convertible preferred stock - $.001 par value, 2,000,000 shares authorized           --              --
   Common stock - $.001 par value, 100,000,000 shares authorized,
      45,456,794 and 45,049,379 shares issued, respectively                           45,457          45,049
   Additional paid-in capital ...............................................     79,231,785      77,991,996
   Deferred compensation ....................................................       (703,175)     (1,026,674)
   Accumulated deficit ......................................................    (17,197,525)    (12,151,469)
   Common stock held in treasury, at cost (235,000 shares) ..................     (1,435,130)     (1,220,730)
   Accumulated other comprehensive loss .....................................        (50,652)        (76,600)
                                                                                ------------    ------------

            Total stockholders' equity ......................................     59,890,760      63,561,572
                                                                                ------------    ------------
            Total liabilities and stockholders' equity ......................   $ 69,122,920    $ 74,470,955
                                                                                ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended June 30,     Six Months Ended June 30,
                                              ----------------------------   -----------------------------

                                                  2002            2001           2002            2001
                                             ------------    -------------   ------------    ------------
Revenues .................................   $  2,376,618    $     43,400    $  4,357,460    $     43,400

Operating expenses:
   Cost of revenues ......................        574,557         555,174       1,167,809         555,174
   Software development costs ............      1,822,433       1,323,929       3,517,189       2,285,421
   Selling and marketing .................      2,263,565       2,306,433       4,301,355       3,450,703
   General and administrative ............        637,536         610,431       1,255,024       1,495,489
                                             ------------    ------------    ------------    ------------
                                                5,298,091       4,795,967      10,241,377       7,786,787
                                             ------------    ------------    ------------    ------------
           Operating loss ................     (2,921,473)     (4,752,567)     (5,883,917)     (7,743,387)
                                             ------------    ------------    ------------    ------------

Interest and other income ................        456,802         305,455         837,861         384,107
                                             ------------    ------------    ------------    ------------

         Loss before income taxes ........     (2,464,671)     (4,447,112)     (5,046,056)     (7,359,280)

Provision for income taxes ...............           --             1,312            --             1,312
                                             ------------    ------------    ------------    ------------

         Net loss ........................   $ (2,464,671)   $ (4,448,424)   $ (5,046,056)   $ (7,360,592)
                                             ------------    ------------    ------------    ------------

Beneficial conversion feature attributable
   to convertible preferred stock ........           --         3,896,287            --         3,896,287
                                             ------------    ------------    ------------    ------------

Net loss attributable to common
   shareholders ..........................   $ (2,464,671)   $ (8,344,711)   $ (5,046,056)   $(11,256,879)
                                             ============    ============    ============    ============

Basic and diluted net loss per share .....   $      (0.05)   $      (0.28)   $      (0.11)   $      (0.38)
                                             ============    ============    ============    ============

Weighted average basic and diluted shares
   outstanding ...........................     45,238,657      30,333,760      45,211,607      29,572,159
                                             ============    ============    ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Six Months Ended  Six Months Ended
                                                       June 30, 2002     June 30, 2001
                                                       -------------     -------------
Cash flows from operating activities:
   Net loss .........................................   $ (5,046,056)   $ (7,360,592)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization ..............        769,194         133,476
         Non-cash professional services expenses ....         16,353         429,671
         Equity-based compensation earned ...........        459,305         217,055
      Changes in operating assets and liabilities:
         Accounts receivable, net ...................          7,109        (459,814)
         Prepaid expenses and other current assets ..         10,062        (118,940)
         Other assets ...............................        (53,890)       (248,197)
         Accounts payable ...........................       (149,408)        510,279
         Accrued expenses ...........................       (216,307)      1,016,940
         Deferred revenue ...........................        489,503         690,400
                                                        ------------    ------------

            Net cash used in operating activities ...     (3,714,135)     (5,189,722)
                                                        ------------    ------------

Cash flows from investing activities:
   Purchase of marketable securities ................    (11,990,346)           --
   Sale of marketable securities ....................      7,326,429            --
   Purchase of investment ...........................        (75,000)           --
   Purchase of property and equipment ...............       (828,667)       (796,267)
   Purchase of software licenses ....................       (350,000)           --
   Payments of liabilities of discontinued operations     (1,801,011)           --
                                                        ------------    ------------

      Net cash used in investing activities .........     (7,718,595)       (796,267)
                                                        ------------    ------------
Cash flows from financing activities:
   Net proceeds from issuance of preferred stock ....           --        30,522,086
   Payments to acquire treasury stock ...............       (214,400)           --
   Proceeds from exercise of stock options ..........      1,088,038          58,765
                                                        ------------    ------------

      Net cash provided by financing activities .....        873,638      30,580,851
                                                        ------------    ------------

Effect of exchange rate changes on cash .............         26,170         (19,508)
                                                        ------------    ------------

Net (decrease) increase in cash and cash equivalents     (10,532,922)     24,575,354

Cash and cash equivalents, beginning of period ......     38,370,937       7,727,182
                                                        ------------    ------------

Cash and cash equivalents, end of period ............   $ 27,838,015    $ 32,302,536
                                                        ============    ============

The Company did not pay any interest expense or income taxes for the six months ended June 30, 2002 and 2001.

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

(c) Unaudited Interim Financial Information

The unaudited interim consolidated financial statements of the Company as of and for the three and six months ended June 30, 2002 and 2001,  included herein have been prepared,  without audit, pursuant to the rules and regulations of the SEC.
Certain  information  and  note  disclosures   normally  included  in  financial
statements prepared in accordance with accounting  principles generally accepted in the United States of America have been condensed or omitted  pursuant to such rules and regulations relating to interim financial statements.

In the opinion of  management,  the  accompanying  unaudited  interim  condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2002 and the results of its  operations for the three and six months ended June 30, 2002 and 2001.

(d) Cash Equivalents and Marketable Securities

The Company  considers  all highly liquid  investments  with a maturity of three months  or  less  when  purchased  to be  cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$27.5 million at June 30, 2002.  Cash at June 30, 2002 amounted to $0.3 million.
Marketable  securities  at June 30, 2002 amounted to $30.8 million and consisted of corporate bonds and government securities.

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

Revenues  associated  with  software  implementation  and  software  engineering services  are  recognized  as the  services are  performed.  Network  consulting services,  which are billed on a time and material basis, are also recognized as revenue when the services are performed.  Costs of providing  these services are included in cost of revenues.

The Company has entered into various distribution, licensing and joint promotion agreements  with OEMs and  distributors,  whereby the Company has  provided  the reseller a non-exclusive  software license to install the Company's  software on certain  hardware or to resell the  Company's  software in exchange  for royalty payments based on the number of products  distributed by the OEM or distributor.
Nonrefundable  advances  received by the Company from an OEM for  royalties  are recorded as deferred  revenue and  recognized  as revenue when related  software engineering  services are complete,  if any, and the software  product master is delivered and accepted.

Revenue  from  maintenance  fees and  services was $278,339 and $624,237 for the three and six months ended June 30, 2002, respectively.  All other revenues were derived from software licenses. Revenues for the three and six months ended June
30, 2001 were  comprised  of $23,000  from  software  licenses  and $20,000 from network consulting fees.

(f)  Earnings Per Share (EPS)

Basic EPS is computed  based on the weighted  average number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents. Due to a net loss, all common stock  equivalents were excluded from diluted net loss per share. As of June 30, 2002  potentially  dilutive  common stock  equivalents included 8,287,118 stock options outstanding.

(g)  Comprehensive Loss

Comprehensive  loss amounted to $2,171,997  and  $4,473,931 for the three months ended June 30, 2002 and 2001,  respectively,  and  $5,020,108 and $7,380,100 for the six months ended June 30, 2002 and 2001,  respectively.  Comprehensive  loss includes the Company's foreign currency  translation  adjustments of $40,319 and
$(25,507) for the three months ended June 20, 2002 and 2001,  respectively,  and
$26,170  and  $(19,508)  for the six  months  ended  June  30,  2002  and  2001, respectively. Additionally, comprehensive loss includes the Company's unrealized gains/(losses) on marketable securities of $252,355 and $(222) for the three and six months ended June 20, 2002, respectively.

(h)  Use of Estimates

The preparation of financial  statements in conformity  with generally  accepted accounting principles requires management to make estimates and assumptions that affect  the  reported  amounts  of assets  and  liabilities  and  disclosure  of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenues  and expenses  during the  reporting  period.
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

The FASB also recently  issued SFAS No. 144,  "Accounting  for the Impairment or
Disposal of  Long-Lived  Assets,"  that is  applicable  to financial  statements issued for fiscal years  beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived  Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a  single  accounting  model  for  long-lived  assets  to  be  disposed  of  and significantly  changes  the  criteria  that would have to be met to  classify an
asset  as  held-for-sale.   Classification  as  held-for-sale  is  an  important
distinction since such assets are not depreciated and are stated at the lower of fair value and carrying  amount.  This Standard also  requires  expected  future operating losses from discontinued operations to be recorded in the period(s) in which  the  losses  are  incurred,  rather  than as of the  measurement  date as previously required. The Company adopted SFAS 144 effective January 1, 2002, and such adoption had no impact on the Company's consolidated financial statements.

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

The following unaudited pro forma consolidated  financial  information  reflects
NPI as a discontinued  operation and gives effect to the above described  merger as if the merger had  occurred at the  beginning  of the  respective  periods by consolidating  the  continuing  results of operations of the Company and NPI for the three and six months ended June 30, 2002 and 2001.

                                                          Three months Ended               Six months Ended
                                                               June 30,                        June 30,
                                                         2002           2001            2002            2001

Revenues                                            $  2,376,618    $     43,400    $  4,357,460    $     43,400
Net loss from continuing operations                   (2,464,671)     (4,448,424)     (5,046,056)     (7,360,592)
Basic and diluted net
        loss from continuing operations per share   $      (0.05)   $      (0.10)   $      (0.11)   $      (0.17)
Weighted average basic and
       diluted shares outstanding                     45,238,657      43,682,365      45,211,607      42,920,764

The pro forma  information is provided for  illustrative  purposes only and does not represent what the actual consolidated results of operations would have been had  the  merger  occurred  on the  dates  assumed,  nor  are  they  necessarily indicative of future results of operations.

(3) Segment Reporting

         The Company is organized in a single operating  segment for purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers in the  following  geographical  areas for the three and six months ended June 30, 2002 and 2001 and the location of long-lived  assets as of
June 30, 2002 and December 31, 2001 are summarized as follows:

                             Three Months Ended June 30, Six Months Ended June 30,

                                  2002          2001        2002           2001
                               ----------   -----------  ----------   -----------
Revenues:
United States                  $1,324,595   $   43,400   $2,493,292   $   43,400
Asia and other international    1,052,023         --      1,864,168         --
                               ----------   ----------   ----------   ----------

     Total revenues            $2,376,618   $   43,400   $4,357,460   $   43,400
                               ==========   ==========   ==========   ==========

                                                          June 30,   December 31,
                                                           2002        2001
                                                       ----------   ------------

Long-lived assets (includes all non-current assets):
     United States                                     $6,433,720   $5,963,235
     Asia and other international                         431,477      363,599
                                                       ----------   ----------

               Total long-lived assets                 $6,865,197   $6,326,834
                                                       ==========   ==========

(4) Stockholders' Equity

On May 17, 2002,  the  shareholders  of the Company  approved  amendments to the
Company's 1994 Outside Directors Stock Option Plan, as amended (the "1994 Plan")
to (i) increase the number of shares issuable upon exercise of options under the
1994 Plan from 150,000 to 500,000,  (ii)  increase  the initial  grant of shares underlying options each non-employee  director is entitled to receive on the day they  become a  non-employee  director  from  15,000 to 50,000  shares of common stock,  and (iii)  increase the annual grant for shares  underlying  options for non-employee  directors from 5,000 to 10,000 shares.  Shareholders also approved an amendment to the  Company's  2000 Stock Option Plan to increase the number of shares of common  stock  reserved  for issuance  thereunder  by  2,000,000  from
8,662,296 to 10,662,296.

(5) Subsequent Events

On July 3, 2002, FalconStor AC, Inc., a newly formed wholly-owned  subsidiary of the Company,  acquired all of the common stock of IP Metrics Software, Inc. ("IP
Metrics"),  a provider of intelligent  trunking  software and high  availability consulting services for mission-critical networks, for $2.5 million in cash plus payments  contingent on the level of revenues from IP Metrics'  products for the next twenty-four months.

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
During 2000 and the first two quarters of 2001, we were in the development stage of operations, as a result there were no significant revenues generated from our planned  principal  operations.  During the second quarter of 2001, we completed the development of our principal product and released our software.  We began to generate  significant  revenues from  software  licenses in the third quarter of
2001.

On August 22, 2001, we merged with Network  Peripherals Inc. ("NPI"), a publicly traded company.  For more information relating to the merger with NPI, including the accounting  treatment,  see note 2 to the unaudited  condensed  consolidated financial statements.

Our critical  accounting policies are those related to revenue  recognition.  As described  in note 1 to our  consolidated  financial  statements,  we  recognize revenue in  accordance  with the  provisions  of  Statement  of  Position  97-2,
Software Revenue Recognition, as amended. Software license revenue is recognized only when pervasive  evidence of an arrangement  exists and the fee is fixed and determinable.  An  arrangement  is evidenced by a signed  customer  contract for nonrefundable  royalty advances  received from OEMs and, in addition to a signed agreement with OEMs,  distributors,  and solution  providers (or  resellers),  a customer  purchase  order  for each  software  license  to be  resold by an OEM, distributor or solution  provider to an end user. The software  license fees are fixed and  determinable as our standard  payment terms range from 30 to 90 days, depending on the regional billing practice,  and we have not provided any of our customers  extended payment terms.  When a customer  licenses  software together with  the  purchase  of  maintenance,  we  allocate  a  portion  of  the  fee to maintenance  for its fair value  based on the  contractual  maintenance  renewal rate.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 2001.

Revenues

Revenues  for the three  months  ended  June 30,  2002 were  approximately  $2.4 million  compared  to $43,000  for the three  months  ended June 30,  2001.  The increase in revenues was due to the release of our principal  product at the end of the second  quarter of 2001.  As a result of the release of our  product,  we recognized  approximately  $2.1  million in revenue from  software  licenses and approximately  $0.3 million from  maintenance,  implementation  and  engineering services. For the three months ended June 30, 2001, we generated only $23,000 of revenues from software  licenses  since our software was not released  until the end of the second  quarter of 2001. All other revenue in 2001 related to network consulting fees.

Cost of Revenues

Cost of revenues for the three months  ended June 30, 2002  remained  relatively consistent  at $0.6  million  compared  to the same  period a year ago.  Cost of revenues consists  primarily of personnel costs associated with providing system implementations and technical support under maintenance contracts and training.

Gross  profit for the three  months  ended June 30, 2002 was $1.8 million or 76%
compared to $(511,774) for the three months ended June 30, 2001. The increase in gross profit was due to increased software license revenues  associated with the release of our software.

Software Development Costs

Software  development  costs  consist  primarily of personnel  costs for product development personnel and other related costs associated with the development of new products,  enhancements to existing products, quality assurance and testing.
Software  development costs were approximately $1.8 million for the three months ended June 30, 2002 compared to approximately  $1.3 million for the three months ended June 30, 2001. The $0.5 million increase from the prior year is mainly due to an increase in product development  personnel.  The increase in employees was needed to enhance and test our core storage networking  infrastructure  software product, as well as to develop new innovative features and options.

Selling and Marketing

Selling  and  marketing  expenses  consist  primarily  of  sales  and  marketing personnel costs,  travel,  public relations  expense,  marketing  literature and promotions, trade show expenses, and the costs associated with our foreign sales offices.  Selling and  marketing  expenses was $2.3 million for the three months ended June 30, 2002 and 2001. Personnel related expenses and commission expenses increased  for the three months ended June 30, 2002 compared to June 30, 2001 as we expanded our sales force to accommodate our revenue growth. This increase was offset by a  non-cash  consulting  expense  for option  grants  during the three months ended June 30, 2001. For the three months ended June 30, 2002, we did not incur any similar expense.

General and Administrative

General and  administrative  expenses  consist  primarily of personnel  costs of general and administrative functions, public company related fees, directors and officers  insurance,  legal and  professional  fees and other general  corporate overhead costs.  General and  administrative  expenses were $0.6 million for the three months ended June 30, 2002 and 2001.

Interest and Other Income

Interest  and other income was  approximately  $0.5 million for the three months ended June 30, 2002 compared to $0.3 million for the three months ended June 30,
2001.  The $0.2 million  increase in interest  income was due to higher  average cash,  cash  equivalent  and marketable  securities  balances as a result of the merger with NPI.

RESULTS OF  OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2002  COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2001.

Revenues

Revenues for the six months ended June 30, 2002 were  approximately $4.4 million compared  to $43,000 for the six months  ended June 30,  2001.  The  increase in revenues is due to the release of our principal product at the end of the second quarter  of 2001.  As a result of the  release  of our  product,  we  recognized approximately  $3.7 million in revenue from software  licenses and approximately
$0.7 million from maintenance,  implementation and engineering services. For the six months ended June 30,  2001,  we  generated  only  $23,000 in revenues  from software  licenses  since our  software  was not  released  until the end of the second quarter 2001. All other revenue in 2001 was related to network consulting fees.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2002 was  approximately  $1.2 million compared to approximately $0.6 million for the six months ended June 30,
2001.  The increase in cost of revenues  from the prior year is mainly due to an increase in employees.  As a result of the release of our software in the second quarter of 2001, we hired additional employees to help implement and support our software.

Gross  profit for the six months  ended  June 30,  2002 was $3.2  million or 73%
compared to $(511,774)  for the six months ended June 30, 2001.  The increase in gross profit was due to increased  revenues  associated  with the release of our software.

Software Development Costs

Software  development costs were  approximately  $3.5 million for the six months ended June 30, 2002  compared to  approximately  $2.3 million for the six months ended June 30, 2001. The $1.2 million increase from the prior year is mainly due to an increase in product development  personnel.  The increase in employees was needed to enhance and test our core storage networking  infrastructure  software product, as well as to develop new innovative features and options.

Selling and Marketing

Selling and marketing expenses increased from approximately $3.5 million for the six months ended June 30, 2001 to approximately  $4.3 million for the six months ended June 30, 2002. This increase in selling and marketing  expenses was due to our product being  released  during the end of the second  quarter of 2001. As a result of this release,  we expanded our sales force to accommodate  our revenue growth and we  increased  our  marketing  efforts to promote  our product and to create brand awareness.

General and Administrative

General and administrative  expenses were approximately $1.3 million for the six months ended June 30, 2002,  a decrease of  approximately  $0.2 million from the six months  ended June 30,  2001.  The  decrease in general  and  administrative expenses was due to a non-cash  consulting  expense for option grants and higher legal fees for the six months ended June 30, 2001.  These legal expenses related to our intellectual property. For the six months ended June 30, 2002, we did not incur any similar expenses.

Interest and Other Income

Interest  and other  income was  approximately  $0.8  million for the six months ended June 30, 2002  compared to $0.4  million for the six months ended June 30,
2001.  The $0.4 million  increase in interest  income was due to higher  average cash,  cash  equivalent  and marketable  securities  balances as a result of the merger with NPI

Income Taxes

We did not record a tax benefit  associated  with the pre-tax loss incurred from the period from  inception  (February  10, 2000)  through  June 30, 2002,  as we deemed that it was more likely than not that the deferred tax assets will not be
realized  based  on  our  development  and  now  early  stage   operations  and,
accordingly,  we provided a full  valuation  allowance  against the deferred tax asset.

Liquidity and Capital Resources

As of June  30,  2002,  we had  approximately  $27.8  million  in cash  and cash equivalents and $30.8 million in marketable  securities.  Subsequent to June 30,
2002, we acquired all of the common stock of IP Metrics for $2.5 million in cash plus payments  contingent on the level of revenues from IP Metrics' products for the next twenty-four  months. Net cash used in operating  activities for the six months  ended June 30,  2002 was $3.7  million  compared to  approximately  $5.2 million  for the six months  ended  June 30,  2001.  The cash used in  operating activities  for the six months  ended June 30, 2002 was mainly  comprised of the
Company's  net loss of $5.0  million  and a  decrease  in accrued  expenses  and accounts payable and an increase in other current assets of $0.4 million.  These amounts  were  partially  offset by  non-cash  expenses  of $1.2  million and an increase in deferred  revenue of $0.5 million.  Net cash used for the six months ended  June 30,  2001 was mainly  comprised  of the  Company's  net loss of $7.4 million and  increases  in accounts  receivable  and prepaid  expenses and other current assets  totaling $0.8 million.  These amounts were  partially  offset by non-cash  expenses of $0.8 million and  increases in accounts  payable,  accrued expenses and deferred revenue of $2.2 million.

Net cash used in investing activities for the six months ended June 30, 2002 was approximately  $7.7 million compared to  approximately  $0.8 million for the six months  ended June 30, 2001.  The increase in cash used by investing  activities was mainly due to $4.7 million in net purchases of marketable  securities,  $1.8 million in payments of liabilities of discontinued  operations,  $0.8 million in purchases of property and  equipment,  and $0.4 million in purchases of software licenses.  For the six  months  ended  June  30,  2001,  the net  cash  used was attributable to purchases of property and equipment.

Net cash provided by financing activities was approximately $0.9 million for the six months ended June 30, 2002.  This amount was  comprised of $1.1 million from proceeds  related to the exercise of stock options  partially offset by payments to acquire  treasury  stock of $0.2  million.  Net cash  provided  by  financing activities  for the six  months  ended  June 30,  2001 was  approximately  $30.6 million,  which was mainly  comprised of proceeds from the issuance of preferred stock.

As of  June  30,  2002,  we had  $6.6  million  of  liabilities  related  to the discontinued operations of NPI.

In October 2001,  our Board of Directors  authorized the repurchase of up to two million  shares of our  outstanding  stock,  of which  235,000  shares have been purchased through June 30, 2002.

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

The FASB also recently  issued SFAS No. 144,  "Accounting  for the Impairment or
Disposal of  Long-Lived  Assets,"  that is  applicable  to financial  statements issued for fiscal years  beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived  Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a  single  accounting  model  for  long-lived  assets  to  be  disposed  of  and significantly  changes  the  criteria  that would have to be met to  classify an
asset  as  held-for-sale.   Classification  as  held-for-sale  is  an  important
distinction since such assets are not depreciated and are stated at the lower of fair value and carrying  amount.  This Standard also  requires  expected  future operating losses from discontinued operations to be recorded in the period(s) in which  the  losses  are  incurred,  rather  than as of the  measurement  date as previously required. The Company adopted SFAS 144 effective January 1, 2002, and such adoption had no impact on the Company's consolidated financial statements.

                                  RISK FACTORS

We have had limited revenues and a history of losses,  and we may not achieve or maintain profitability.

         Due to the early stage of our product, we have had limited revenues and a history of losses.  For the year ended  December  31,  2001 and the six months ended June 30, 2002, we had revenues of $5,591,729 and $4,357,460, respectively.
For the period from inception  (February 10, 2000) through June 30, 2002 and for the three  months  ended June 30,  2002,  we had a net loss of  $17,197,525  and
$2,464,671,  respectively.  We have signed contracts with resellers and original equipment  manufacturers,  or  OEMs,  and  believe  that as a  result  of  these contracts,  our  revenues  should  increase in the future.  Our  business  model
depends  upon  signing   agreements  with  additional  OEM  customers,   further
developing our reseller sales channel, and expanding our direct sales force. Any difficulty  in  obtaining  these OEM and  reseller  customers  or in  attracting qualified sales personnel will negatively impact our financial performance.

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

         The storage  networking  infrastructure  software  market is  intensely competitive even during periods when demand is stable.  Our management  believes that we compete primarily with Network Appliance and Veritas.  Those competitors and other potential  competitors  may be able to establish  rapidly or to expand storage networking  infrastructure software offerings more quickly, adapt to new technologies and customer requirements faster, and take advantage of acquisition and other opportunities more readily.

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

         Our success is dependent upon our  proprietary  technology.  Currently, the IPStor  software suite is the core of our  proprietary  technology.  We have nine pending  patent  applications  and twenty  pending  trademark  applications related to our IPStor product. We cannot predict whether we will receive patents for our pending or future  patent  applications,  and any patents that we own or that  are  issued  to us may be  invalidated,  circumvented  or  challenged.  In addition,  the laws of certain  countries in which we sell and  manufacture  our products,  including various countries in Asia, may not protect our products and intellectual  property  rights  to the same  extent  as the  laws of the  United
States.

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

         Our Board of Directors has the authority, without further action by the stockholders,  to issue up to 2,000,000  shares of preferred stock on such terms
and  with  such  rights,  preferences  and  designations,   including,   without
limitation  restricting  dividends on our common  stock,  dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our  common  stock,  as  the  Board  may  determine  without  any  vote  of  the stockholders.  Issuance  of such  preferred  stock,  depending  upon the rights, preferences and designations thereof may have the effect of delaying,  deterring or  preventing  a  change  in  control.  In  addition,  certain  "anti-takeover"
provisions of the Delaware  General  Corporation  Law,  among other things,  may restrict  the  ability  of our  stockholders  to  authorize  a merger,  business combination  or change of  control.  Finally,  we have  entered  into  change of control agreements with certain executives.

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders' percentage ownership of our common stock.

         As of June  30,  2002,  we have  outstanding  options  to  purchase  an aggregate of 8,287,118 shares of our common stock at a weighted average exercise price of $3.57 per share.

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

We may not successfully integrate the products, technologies or businesses from, or realize the intended benefits of our recent acquisition.

 After the end of the quarter,  we purchased IP Metrics Software,  Inc., for the purpose of complementing and expanding our business. Integration of the acquired
products,   technologies  and  business,  could  divert  management's  time  and resources.  Further,  we may not be  able to  properly  integrate  the  acquired products,  technologies or business,  with our existing products and operations, train,  retain and motivate  personnel  from the acquired  business,  or combine potentially  different corporate  cultures.  If we are unable to fully integrate the acquired products,  technologies or business,  or train, retain and motivate personnel from the acquired  business,  we may not receive the intended benefits of the  acquisition,  which  could  harm our  business,  operating  results  and financial condition.

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

PART II.    OTHER INFORMATION

ITEM 4.     Submission of Matters to a Vote of Security Holders

            The Company held its annual meeting of stockholders on May 17, 2002.
            38,604,421  shares of Common Stock,  85% of the outstanding  shares, were represented in person or by proxy.

            Steven R.  Fischer was elected to serve as a director of the Company for a term  expiring in 2005 with  38,288,963  shares voted in favor and 315,458 shares withheld.

            Amendments to the Company's 1994 Outside Directors Stock Option Plan
            were  approved  with  35,536,561  shares  voted in favor,  3,005,117 shares voted against, and 62,743 shares abstained.

            An  amendment to the  Company's  2000 Stock Option Plan was approved with  35,370,325  shares  voted in  favor,  3,159,389  shares  voted against, and 74,707 shares abstained.

            The selection of KPMG LLP as independent accountants for the Company was approved with 38,389,295  shares voted in favor,  201,508 shares voted against, and 13,618 shares abstained.

ITEM 6.    Exhibits and Reports On Form 8-K

           (a)   Exhibits

                    99.1      Stock  Purchase  Agreement  dated July 1, 2002, by
                              and  among  IP  Metrics   Software,   Inc.,  David
                              Wilbanks,  Brett  Dolecheck,   Mike  Reyero,  Mark
                              Coker,   FalconStor   AC,  Inc.,   and  FalconStor
                              Software, Inc.

                    99.2      Amendments  to the 1994  Outside  Directors  Stock
                              Option Plan.

                    99.3      Amendments to the 2000 Stock Option Plan.

                    99.4      Certification  of the Chief Executive  Officer and
                              the Chief Financial Officer.

           (b)   Reports on Form 8-K

                 On July 16, 2002, we filed a Form 8-K under Item 5.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FALCONSTOR SOFTWARE, INC.

                                           /s/ ReiJane Huai
                                           ----------------
                                           ReiJane Huai
                                           Chairman and Chief Executive Officer

                                           /s/ Jacob Ferng
                                           ---------------
                                           Jacob Ferng
                                           Chief Financial Officer and Vice President
                                           (Principal Accounting Officer)

August 13, 2002