Form 10-Q
period 2002-09-30
FALCONSTOR SOFTWARE INC
filed 2002-11-14
CIK 922521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/X/     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended              September 30, 2002
                                       -----------------------------------------

/ /     TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from to _________ to ______________________

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

            Yes /X/      No / /

THE NUMBER OF SHARES OF COMMON STOCK ISSUED AND  OUTSTANDING  AS OF NOVEMBER 01,
2002 WAS 45,253,850, WHICH INCLUDES REDEEMABLE COMMON SHARES.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                              Page

PART I.    Financial Information                                               3

Item 1.    Unaudited Consolidated Financial Statements                         3

           Consolidated Balance Sheets at September 30, 2002
              (unaudited) and December 31, 2001                                3

           Unaudited Consolidated Statements of Operations for the three
              and nine months ended September 30, 2002 and 2001                4

           Unaudited Consolidated Statements of Cash Flows for the
              nine months ended September 30, 2002 and 2001                    5

           Notes to the Unaudited Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       10

Item 3.    Qualitative and Quantitative Disclosures about Market Risk         20

Item 4.    Controls and Procedures                                            20

PART II.   Other Information                                                  21

Item 6.    Exhibits and Reports on Form 8-K                                   21

PART I.  FINANCIAL INFORMATION
ITEM 1.     Unaudited Consolidated Financial Statements

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                            September 30, 2002 December 31, 2001
                                                                            ------------------ -----------------
                      Assets                                                    (unaudited)
Current assets:
   Cash and cash equivalents ................................................   $ 26,775,722    $ 38,370,937
   Marketable securities ....................................................     26,674,334      26,156,180
   Accounts receivable, net .................................................      3,438,180       2,539,987
   Prepaid expenses and other current assets ................................      1,025,881       1,077,017
                                                                                ------------    ------------

            Total current assets ............................................     57,914,117      68,144,121

Property and equipment, net .................................................      1,972,855       1,605,396
Investments .................................................................      1,290,127       2,300,062
Goodwill and other intangible assets, net ...................................      3,383,273            --
Other assets ................................................................      2,401,277       2,421,376
                                                                                ------------    ------------

            Total assets ....................................................   $ 66,961,649    $ 74,470,955
                                                                                ============    ============

                        Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable .........................................................   $    234,679    $    544,998
   Accrued expenses .........................................................      2,011,131       1,588,723
   Deferred revenue .........................................................      1,660,008         357,912
   Liabilities of discontinued operations ...................................      6,453,578       8,134,322
                                                                                ------------    ------------

            Total current liabilities .......................................     10,359,396      10,625,955
                                                                                ------------    ------------

    Long-term liabilities of discontinued operations ........................           --           283,428
                                                                                ------------    ------------

                        Commitments

Stockholders' equity:
   Convertible preferred stock - $.001 par value, 2,000,000 shares authorized           --              --
   Common stock - $.001 par value, 100,000,000 shares authorized,
      45,488,850 and 45,049,379 shares issued, respectively..................         45,489          45,049
   Additional paid-in capital ...............................................     79,256,778      77,991,996
   Deferred compensation ....................................................       (587,306)     (1,026,674)
   Accumulated deficit ......................................................    (20,759,980)    (12,151,469)
   Common stock held in treasury, at cost (235,000 and 190,000 shares,
     respectively) ..........................................................     (1,435,130)     (1,220,730)
   Accumulated other comprehensive income (loss) ............................         82,402         (76,600)
                                                                                ------------    ------------

            Total stockholders' equity ......................................     56,602,253      63,561,572
                                                                                ------------    ------------
            Total liabilities and stockholders' equity ......................   $ 66,961,649    $ 74,470,955
                                                                                ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                  September 30,
                                                       -------------                  -------------

                                                   2002           2001             2002            2001
                                                   ----           ----             ----            ----

Revenues .................................   $  2,855,522    $  2,521,887    $  7,212,982    $  2,565,287

Operating expenses:
   Cost of revenues ......................        583,947         519,887       1,751,756       1,075,061
   Software development costs ............      1,827,190       1,417,473       5,344,379       3,702,894
   Selling and marketing .................      2,200,129       1,850,936       6,501,484       5,301,639
   General and administrative ............        644,094         619,238       1,899,118       2,114,727
   Impairment of prepaid royalty .........        482,715            --           482,715            --
                                             ------------    ------------    ------------    ------------
                                                5,738,075       4,407,534      15,979,452      12,194,321
                                             ------------    ------------    ------------    ------------
           Operating loss ................     (2,882,553)     (1,885,647)     (8,766,470)     (9,629,034)
                                             ------------    ------------    ------------    ------------

Interest and other income ................        405,033         441,990       1,242,894         826,097
Impairment of long-lived assets ..........     (1,084,935)           --        (1,084,935)           --
                                             ------------    ------------    ------------    ------------

         Loss before income taxes ........     (3,562,455)     (1,443,657)     (8,608,511)     (8,802,937)

Provision for income taxes ...............           --              --              --             1,312
                                             ------------    ------------    ------------    ------------

         Net loss ........................   $ (3,562,455)   $ (1,443,657)   $ (8,608,511)   $ (8,804,249)
                                             ------------    ------------    ------------    ------------

Beneficial conversion feature attributable
   to convertible preferred stock ........           --              --              --         3,896,287
                                             ------------    ------------    ------------    ------------

Net loss attributable to common
   shareholders ..........................   $ (3,562,455)   $ (1,443,657)   $ (8,608,511)   $(12,700,536)
                                             ============    ============    ============    ============

Basic and diluted net loss per share .....   $      (0.08)   $      (0.04)   $      (0.19)   $      (0.40)
                                             ============    ============    ============    ============

Weighted average basic and diluted shares
   outstanding ...........................     45,239,977      37,004,055      45,221,168      32,076,681
                                             ============    ============    ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Nine Months Ended  Nine Months Ended
                                                             September 30, 2002 September 30, 2001
                                                             ------------------ ------------------
Cash flows from operating activities:
   Net loss ................................................   $ (8,608,511)   $ (8,804,249)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization .....................      1,235,048         312,916
         Non-cash professional services expenses ...........         30,278         429,671
         Equity-based compensation expense .................        575,173         344,186
         Impairment of long-lived and other assets .........      1,567,650            --
      Changes in operating assets and liabilities:
         Accounts receivable, net ..........................       (880,593)       (820,930)
         Prepaid expenses and other current assets .........       (431,579)       (523,753)
         Other assets ......................................         (5,179)           --
         Accounts payable ..................................       (324,094)      1,256,577
         Accrued expenses ..................................        101,179       1,301,871
         Deferred revenue ..................................        653,014         292,441
                                                               ------------    ------------

            Net cash used in continuing operating activities     (6,087,614)     (6,211,270)
                                                               ------------    ------------

Cash flows from investing activities:
   Purchase of marketable securities .......................    (17,267,619)           --
   Sale of marketable securities ...........................     16,898,656            --
   Purchase of investment ..................................        (75,000)           --
   Purchase of property and equipment ......................       (935,241)     (1,034,462)
   Purchase of software licenses ...........................       (600,000)     (2,240,000)
   Purchase of intangible assets ...........................        (93,401)           --
   Net cash acquired from acquisition of NPI ...............           --        48,208,649
   Net cash paid for acquisition of IP Metrics .............     (2,365,374)           --
   Security deposits .......................................           --          (204,587)
                                                               ------------    ------------

      Net cash provided by (used in) investing activities ..     (4,437,979)     44,729,600
                                                               ------------    ------------
Cash flows from financing activities:
   Net proceeds from issuance of preferred stock ...........           --         7,932,335
   Acquisition of treasury stock ...........................       (214,400)           --
   Proceeds from exercise of stock options .................      1,099,139          72,125
                                                               ------------    ------------

      Net cash provided by financing activities ............        884,739       8,004,460
                                                               ------------    ------------

Cash flows from discontinued operations:
     Payments of liabilities of discontinued operations ....     (1,964,172)           --
                                                               ------------    ------------

Effect of exchange rate changes on cash ....................          9,811         (31,295)
                                                               ------------    ------------
Net (decrease) increase in cash and cash equivalents .......    (11,595,215)     46,491,495
Cash and cash equivalents, beginning of period .............     38,370,937       7,727,182
                                                               ------------    ------------
Cash and cash equivalents, end of period ...................   $ 26,775,722    $ 54,218,677
                                                               ============    ============

   The Company did not pay any interest expense or income taxes for the nine months ended September 30, 2002 and 2001.
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

(c) Unaudited Interim Financial Information

The unaudited interim consolidated financial statements of the Company as of and for the three and nine months ended September 30, 2002 and 2001, included herein have been prepared,  without audit, pursuant to the rules and regulations of the
SEC.  Certain  information and note disclosures  normally  included in financial statements prepared in accordance with accounting  principles generally accepted in the United States of America have been condensed or omitted  pursuant to such rules and regulations relating to interim financial statements.

In the opinion of  management,  the  accompanying  unaudited  interim  condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2002 and the results of its  operations  for the three and nine months ended September 30, 2002 and 2001.

(d) Cash Equivalents and Marketable Securities

The Company  considers  all highly liquid  investments  with a maturity of three months  or  less  when  purchased  to be  cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$26 million at September  30, 2002.  Cash at September 30, 2002 amounted to $0.8 million.  Marketable  securities at September 30, 2002 amounted to $26.7 million and consisted of corporate bonds and government securities.

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

Revenue  from  maintenance  fees and  services was $543,711 and $770,000 for the three months ended September 30, 2002 and 2001,  respectively and $1,167,948 and
$790,000 for the nine months ended  September  30, 2002 and 2001,  respectively.
All other revenues were derived from software licenses.

(f)  Earnings per share (EPS)

Basic EPS is computed  based on the weighted  average number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents. Due to a net loss, all common stock  equivalents were excluded from diluted net loss
per  share.  As  of  September  30,  2002  potentially   dilutive  common  stock
equivalents included 8,108,334 stock options outstanding.

(g)  Comprehensive Loss

Comprehensive  loss amounted to $3,429,401  and  $1,381,724 for the three months ended September 30, 2002 and 2001,  respectively,  and $8,449,509 and $8,761,824
for  the  nine  months  ended   September  30,  2002  and  2001,   respectively.
Comprehensive   loss  includes  the  Company's   foreign  currency   translation
adjustments of $(16,359) and $(11,787) for the three months ended  September 30,
2002 and 2001, respectively,  and $9,811 and $(31,295) for the nine months ended
September  30, 2002 and 2001,  respectively.  Additionally,  comprehensive  loss includes the Company's unrealized gains on marketable securities of $149,413 and
$149,191 for the three and nine months ended  September  30, 2002,  respectively and $73,720 for the three and nine months ended September 30, 2001.

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

(i) New Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial  Accounting Standards No. 146, Accounting for Costs Associated with
Exit or Disposal Activities. Statement 146, which is effective prospectively for exit or disposal activities  initiated after December 31, 2002, applies to costs associated with an exit activity,  including restructurings,  or with a disposal of long-lived  assets.  Those  activities  can include  eliminating  or reducing
product  lines,   terminating  employees  and  contracts  and  relocating  plant facilities or personnel.  Statement 146 requires that exit or disposal costs are recorded as an  operating  expense  when the  liability  is incurred  and can be measured  at fair  value.  Commitment  to an exit plan or a plan of  disposal by itself will not meet the requirement for recognizing a liability and the related expense under  Statement  146.  Statement 146  grandfathers  the  accounting for liabilities  that were  previously  recorded  under EITF Issue 94-3. The Company believes the adoption of Statement 146 will not impact its financial statements.

(2) Acquisitions

On July 3, 2002, FalconStor AC, Inc., a newly formed wholly-owned  subsidiary of the Company,  acquired all of the common stock of IP Metrics Software, Inc. ("IP
Metrics"),  a provider of  intelligent  trunking  software for  mission-critical networks, for approximately $2.4 million in cash plus payments contingent on the level of  revenues  from IP  Metrics'  products  and  services  for a period  of twenty-four months.

The fair value of the net tangible  liabilities  of IP Metrics  assumed was $0.9 million.  The Company purchased certain  intangible  assets,  including customer relationships and purchased technology with a fair value of $0.2 million.  These intangible  assets are being  amortized under the  straight-line  method over an estimated useful life of 3 years,  the expected period of benefit.  The purchase price in excess of the fair  value of the net  tangible  and  intangible  assets acquired and liabilities  assumed by the Company amounted to $3.1million and has been recorded as goodwill.

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

The  following  unaudited pro forma  consolidated  financial  information  gives effect to the above described  acquisition of IP Metrics and merger with NPI, as if they had occurred at the beginning of the respective periods by consolidating the continuing results of operations of the Company,  IP Metrics and NPI for the three and nine months ended September 30, 2002 and 2001. The unaudited pro forma consolidated financial information reflects NPI as a discontinued operation.

                                                          Three months Ended              Nine months Ended
                                                             September 30,                  September 30,
                                                          2002           2001            2002            2001

Revenues                                            $  2,855,522    $  2,684,246    $  7,673,660    $  2,822,149
Net loss from continuing operations                   (3,562,455)     (1,471,339)     (9,008,643)     (9,026,612)
Basic and diluted net
        loss from continuing operations per share   $      (0.08)   $      (0.03)   $      (0.20)   $      (0.21)
Weighted average basic and
       diluted shares outstanding                     45,239,977      44,694,012      45,221,168      43,518,342

The pro forma  information is provided for  illustrative  purposes only and does not represent what the actual consolidated results of operations would have been had  the  merger  occurred  on the  dates  assumed,  nor  are  they  necessarily indicative of future results of operations.

(3) Segment Reporting

The Company is  organized in a single  operating  segment for purposes of making operating decisions and assessing  performance.  Revenues from the United States to customers in the following  geographical  areas for the three and nine months ended  September 30, 2002 and 2001 and the location of  long-lived  assets as of
September 30, 2002 and December 31, 2001 are summarized as follows:

                                        Three Months Ended September 30,     Nine Months Ended September 30,

                                                 2002          2001                2002         2001
                                              ----------   ----------           ----------   -----------
          Revenues:
               United States                  $1,673,411   $  722,903           $4,166,703   $  766,303
               Asia and other international    1,182,111    1,798,984            3,046,279    1,798,984
                                              ----------   ----------           ----------   ----------

                    Total revenues            $2,855,522   $2,521,887           $7,212,982   $2,565,287
                                              ==========   ==========           ==========   ==========

                                                                 September 30,     December 31,
                                                                    2002               2001
                                                                 -------------     ------------

          Long-lived assets (includes all non-current assets):
               United States                                     $8,640,564          $5,963,235
               Asia and other international                         406,968             363,599
                                                                 ----------          ----------

                         Total long-lived assets                 $9,047,532          $6,326,834
                                                                 ==========          ==========

(4) Impairment of Long-Lived and Other Assets

In October 2001, the Company  entered into an agreement with Network-1  Security
Solutions,  Inc ("NSSI"),  a publicly traded  company,  whereby $2.8 million was paid to  NSSI,  of  which  $2.3  million  was for the  purchase  of  convertible preferred  stock  accounted for under the cost method and $0.5 million was for a non-refundable prepaid royalty recoupable against future product sales of NSSI's product.  Primarily  due to the decline  since May,  2002 in the market value of
NSSI's common stock underlying the convertible  preferred stock to a value which is below the Company's  cost,  the Company has concluded the decline in the fair value of its  investment  in NSSI's  preferred  stock is other  than  temporary.
Accordingly,  in September,  2002 the Company  recorded an impairment  charge to write-down  its  investment  in NSSI  preferred  stock to its fair value of $1.2 million.  In addition,  due to the lack of market acceptance of the NSSI product in its current state,  the prepaid  royalty is not  recoverable  and was written off. As a result, in September, 2002, the Company recorded a $1.6 million charge for the impairment of long-lived and other assets related to its NSSI agreement.

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

On July 3, 2002,  we  acquired IP Metrics,  a provider of  intelligent  trunking software for  mission-critical  networks.  For more information  relating to the acquisition of IP Metrics, including the accounting treatment, see note 2 to the unaudited condensed consolidated financial statements.

Our critical  accounting policies are those related to revenue  recognition.  As
described  in  note  1  to  our  unaudited  condensed   consolidated   financial
statements,  we recognize revenue in accordance with the provisions of Statement of Position 97-2,  Software Revenue  Recognition,  as amended.  Software license revenue is recognized only when pervasive  evidence of an arrangement exists and the fee is fixed and  determinable.  An  arrangement  is  evidenced  by a signed customer contract for  nonrefundable  royalty advances received from OEMs and, a customer  purchase  order  for each  software  license  to be  resold by an OEM, distributor or solution  provider to an end user. The software  license fees are fixed and  determinable as our standard  payment terms range from 30 to 90 days, depending on the regional billing practice,  and we have not provided any of our customers  extended payment terms.  When a customer  licenses  software together with  the  purchase  of  maintenance,  we  allocate  a  portion  of  the  fee to maintenance  for its fair value  based on the  contractual  maintenance  renewal rate.

RESULTS OF  OPERATIONS - FOR THE THREE MONTHS ENDED  SEPTEMBER 30, 2002 COMPARED
TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

Revenues

Revenues for the three months ended  September  30, 2002  increased  13% to $2.9 million  compared to $2.5 million for the three months ended September 30, 2001.
The increase in revenues was  partially  due to an increase in software  license revenues from $1.8 million for the three months ended September 30, 2001 to $2.3 million for the three months ended September 30, 2002. This increase in software license revenues was due to increased  market  acceptance of our product as well as an  increase  in the number of our  channel  partners,  which  resulted in an increase in  deployments.  Another  reason for the  increase in revenues  was an increase in  maintenance  and other  revenues  from $50,000 for the three months ended  September  30, 2001 to $0.5 million for the three months ended  September
30, 2002. This increase in maintenance and other revenues was due to an increase in the number of maintenance and support  contracts  signed over the past twelve months.  Maintenance  revenues  are  recognized  ratably  over  the  contractual maintenance  term. These increases in software license and maintenance and other revenues  were  partially  offset by a decrease  in  revenues  from  engineering services.  Revenue from engineering services decreased from $0.7 million for the three  months  ended  September  30, 2001 to $40,000 for the three  months ended
September  30, 2002.  This revenue has  decreased  since the majority of our OEM contracts  were signed in 2001 and the related  engineering  services,  that are typically performed at the beginning of an OEM relationship, were also completed in 2001.

Cost of Revenues

Cost of revenues  increased  12% from $0.5  million for the three  months  ended
September  30, 2001 to $0.6  million for the three months  ended  September  30,
2002. Cost of revenues  consists  primarily of personnel  costs  associated with
providing  system   implementations  and  technical  support  under  maintenance contracts and training.  The increase in cost of revenues was due to an increase in personnel  related expenses in order to support the increase in the number of deployments  of our software and to fulfill our  obligations  under  maintenance support contracts.

Gross profit for the three months ended  September  30, 2002 was $2.3 million or
80% of revenues compared to $2.0 million or 79% of revenues for the three months ended September 30, 2001. The increase in gross profit was due to an increase in revenues.

Software Development Costs

Software  development  costs  consist  primarily of personnel  costs for product development personnel and other related costs associated with the development of new products,  enhancements to existing products, quality assurance and testing.
Software development costs increased 29% from approximately $1.4 million for the three  months ended  September  30, 2001 to  approximately  $1.8 million for the three months ended September 30, 2002. The $0.4 million  increase from the prior year period is mainly due to an increase in product development  personnel.  The increase in employees was needed to enhance and test our core storage networking infrastructure  software  product,  and to develop new  innovative  features and options.

Selling and Marketing

Selling  and  marketing  expenses  consist  primarily  of  sales  and  marketing personnel costs, travel, commission expense, public relations expense, marketing literature and promotions,  trade show expenses,  and the costs  associated with our foreign sales offices.  Selling and marketing expenses were $2.2 million for the three months ended September 30, 2002 compared to $1.9 million for the three months ended  September 30, 2001, an increase of 19%. This increase in sales and marketing  expense is partially  due to an increase in personnel  expenses as we expanded  our  sales  force to  accommodate  our  revenue  growth  as well as an increase  in our  marketing  expenses in an effort to promote our product and to create brand awareness.

General and Administrative

General and  administrative  expenses  consist  primarily of personnel  costs of general and administrative functions, public company related fees, directors and officers  insurance,  legal and  professional  fees and other general  corporate
overhead  costs.   General  and  administrative   expenses  remained  relatively
consistent  at $0.6 million for the three months  ended  September  30, 2002 and
2001.

Interest and Other Income

Interest and other income remained relatively consistent at $0.4 million for the three months ended September 30, 2002 and 2001.

Impairment of Long-Lived and Other Assets

In October 2001, we entered into an agreement with Network-1 Security Solutions,
Inc ("NSSI"), a publicly traded company,  whereby $2.8 million was paid to NSSI, of which $2.3  million  was for the  purchase  of  convertible  preferred  stock accounted  for under the cost method and $0.5  million was for a  non-refundable prepaid  royalty  recoupable  against  future  product sales of NSSI's  product.
Primarily  due to the  decline  since May,  2002 in the  market  value of NSSI's common stock  underlying  the  convertible  preferred  stock below the Company's cost,  we have  concluded  the  decline in the fair value of our  investment  in
NSSI's preferred stock is other than temporary.  Accordingly, in September, 2002 we recorded an impairment  charge to write-down our investment in NSSI preferred stock to its fair value of $1.2 million. In addition,  due to the lack of market acceptance of the NSSI product in its current state,  the prepaid royalty is not recoverable and was written off. As a result, in September,  2002, we recorded a
$1.6 million charge for the impairment of long-lived and other assets related to our NSSI agreement,  of which $0.5 million was an operating  expense.  Excluding this asset  impairment  charge,  operating  expenses  for the three months ended
September  30, 2002  remained  flat  compared to the three months ended June 30,
2002. This impairment  charge reflects a write-down of our investment in NSSI to
$0.58 per share,  NSSI's closing price on September 30, 2002. As of November 13,
2002, NSSI stock was trading at $0.17. If the stock price is lower than $0.58 at the  end  of  any  future  quarter,  we may be  required  to  record  additional impairment charges.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

Revenues

Revenues for the nine months ended September 30, 2002 were $7.2 million compared to $2.6 million for the nine months ended  September  30, 2001.  The increase in revenues  was due to the  release  of our  principal  product  at the end of the second quarter of 2001. As a result of the release of our product,  for the nine months ended September 30, 2002 our revenues from software licenses increased to
$6 million and our maintenance and other revenues increased to $0.8 million. For the nine months  ended  September  30, 2001,  we generated  only $1.8 million in revenues from software  licenses and $50,000 in  maintenance  and other revenues since our software was not released until the end of the second quarter of 2001.
Additionally,  we recognized  $0.7 million in engineering  services for the nine months ended September 30, 2001 related to customizing  software product masters for our OEM  partners  compared  to $0.4  million  for  the  nine  months  ended
September 30, 2002.

Cost of Revenues

Cost of revenues for the nine months ended  September 30, 2002  increased 63% to approximately  $1.8 million compared to approximately  $1.1 million for the nine months ended September 30, 2001. The increase in cost of revenues from the prior year is mainly due to an increase in the number of employees. As a result of the release of our  software  in the second  quarter  of 2001,  we hired  additional employees  to  help  implement  and  provide  maintenance  and  support  for our software.

Gross  profit for the nine months ended  September  30, 2002 was $5.5 million or
76% of revenues  compared to $1.5 million or 58% of revenues for the nine months ended  September  30,  2001.  The  increase in gross profit was due to increased revenues associated with the release of our software.

Software Development Costs

Software  development costs were  approximately $5.3 million for the nine months ended  September  30, 2002 compared to  approximately  $3.7 million for the nine months ended  September 30, 2001, an increase of 44%. The $1.6 million  increase from the prior year period is mainly due to an  increase in product  development personnel.  The  increase in  employees  was needed to enhance and test our core storage networking  infrastructure  software product,  as well as to develop new innovative features and options.

Selling and Marketing

Selling and marketing expenses increased 23% from approximately $5.3 million for the nine months ended September 30, 2001 to  approximately  $6.5 million for the nine months ended  September  30, 2002.  This  increase in selling and marketing expenses  was due to our  product  being  released  during the end of the second quarter of 2001.  As a result of this  release,  we expanded  our sales force to accommodate our revenue growth and we increased our marketing efforts to promote our product  and to create  brand  awareness.  In  addition,  as a result of the increase in revenues our commission expense increased.

General and Administrative

General and administrative expenses were approximately $1.9 million for the nine months ended September 30, 2002, a decrease of  approximately  $0.2 million from the  nine  months  ended  September  30,  2001.  The  decrease  in  general  and administrative  expenses  was due to a non-cash  consulting  expense  for option grants and higher legal fees for the nine months ended  September 30, 2001.  For the nine months ended September 30, 2002, we did not incur any similar expenses.

Interest and Other Income

Interest  and other  income was  approximately  $1.2 million for the nine months ended  September  30, 2002  compared to $0.8  million for the nine months  ended
September  30,  2001.  The $0.4 million  increase in interest  income was due to higher average cash,  cash  equivalent and marketable  securities  balances as a result of the merger with NPI.

Income Taxes

We did not record a tax benefit  associated  with the pre-tax loss incurred from the period from inception  (February 10, 2000) through September 30, 2002, as we deemed that it was more likely than not that the deferred tax assets will not be
realized  based  on  our  development  and  now  early  stage   operations  and,
accordingly,  we provided a full  valuation  allowance  against the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

As of September  30, 2002, we had  approximately  $26.8 million in cash and cash equivalents  and  $26.7  million  in  marketable  securities.  Net cash  used in operating  activities  for the nine  months  ended  September  30, 2002 was $6.1 million  compared to $6.2 million for the nine months ended  September 30, 2001.
The cash used in  continuing  operating  activities  for the nine  months  ended
September  30,  2002 was  mainly  comprised  of the  Company's  net loss of $8.6 million  and an  increase in accounts  receivable,  prepaid  expenses  and other current assets and a decrease of accounts payable  totaling $1.6 million.  These amounts were partially offset by non-cash expenses of $3.4 million and increases in deferred revenue and accrued expenses of $0.8 million.  Net cash used for the nine months ended  September 30, 2001 was mainly  comprised of the Company's net loss of $8.8 million and increases in accounts  receivable and prepaid  expenses and other current  assets  totaling $1.3 million.  These amounts were  partially offset by non-cash  expenses of $1.1 million and increases in accounts  payable, accrued expenses and deferred revenue of $2.8 million.

Net cash used in investing  activities  for the nine months ended  September 30,
2002 was  approximately  $4.4 million compared to $44.7 million of cash provided for the nine months  ended  September  30,  2001.  The  increase in cash used by investing  activities  was  mainly  due to  $0.4  million  in net  purchases  of marketable securities, $0.9 million in purchases of property and equipment, $0.6 million in  purchases of software  licenses and $2.4 million paid in  connection with the  acquisition  of IP Metrics.  For the nine months ended  September  30,
2001,  the net cash  provided was mainly  attributable  to the $48.2 million net cash acquired in connection  with our merger with NPI. This amount was partially offset by $1 million in purchase  of property  and  equipment,  $2.2  million in purchases  of  software  licenses,  and $0.2  million  paid in  connection  with security deposits.

Net cash provided by financing activities was approximately $0.9 million for the nine months ended  September 30, 2002. This amount was comprised of $1.1 million of proceeds  from the  exercise of stock  options  offset by payments to acquire treasury  stock of $0.2 million.  Net cash provided by financing  activities for the nine  months  ended  September  30,  2001 was $8  million,  which was mainly comprised of proceeds from the issuance of preferred stock.

For the nine months  ended  September  30,  2002,  the Company paid $2.0 million related to discontinued operations.

In October 2001,  our Board of Directors  authorized the repurchase of up to two million shares of our common stock,  of which 235,000 shares have been purchased through September 30, 2002.

In connection  with our  acquisition of IP Metrics in July 2002, we are required to make cash  payments  to the  former  shareholders  of IP  Metrics,  which are contingent  on the level of revenues  from IP Metrics'  products for a period of twenty-four months subsequent to the acquisition.

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

Impact of Recently Issued Accounting Pronouncements

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated
with  Exit  or  Disposal   Activities.   Statement   146,   which  is  effective
prospectively for exit or disposal activities initiated after December 31, 2002, applies to costs associated with an exit activity, including restructurings,  or with a disposal of long-lived assets.  Those activities can include  eliminating or reducing  product lines,  terminating  employees and contracts and relocating plant  facilities  or  personnel.  Statement  146 requires that exit or disposal costs are  recorded as an operating  expense when the  liability is incurred and can be measured at fair value.  Commitment to an exit plan or a plan of disposal by itself will not meet the  requirement  for  recognizing  a liability  and the related expense under Statement 146.  Statement 146  grandfathers the accounting for liabilities that were previously recorded under EITF Issue 94-3. The Company believes the adoption of Statement 146 will not impact its financial statements.

                                  RISK FACTORS

We have had limited revenues and a history of losses,  and we may not achieve or maintain profitability.

         Due to the early stage of our product, we have had limited revenues and a history of losses.  For the year ended  December  31, 2001 and the nine months ended  September  30,  2002,  we had  revenues  of  $5,591,729  and  $7,212,982, respectively.  For  the  period  from  inception  (February  10,  2000)  through
September  30, 2002 and for the three months ended  September 30, 2002, we had a net loss of $20,759,980 and $3,562,455,  respectively.  We have signed contracts with resellers and original equipment  manufacturers,  or OEMs, and believe that as a result of these contracts,  our revenues should increase in the future. Our business model depends upon signing  agreements  with  additional OEM customers, further  developing our reseller  sales channel,  and expanding our direct sales force.  Any  difficulty  in  obtaining  these OEM and  reseller  customers or in attracting  qualified  sales  personnel  will  hinder our  ability  to  generate additional revenues and achieve or maintain profitability.

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

Due to  the  uncertain  and  shifting  development  of  the  storage  networking infrastructure  software market,  we may have difficulty  accurately  predicting revenue for future periods and appropriately budgeting for expenses.

       Due to the early  stage of our  product,  we have only a limited  history from which to predict our revenue. This limited operating  experience,  combined with the  rapidly  evolving  nature  of the  storage  networking  infrastructure software  market in which we sell our products and other factors that are beyond our control, reduces our ability to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget.
Most of our  expenses  are fixed in the short  term or  incurred  in  advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.

Global  economic  conditions  may  continue to erode,  which result in decreased revenues.

       The  macroeconomic   environment  and  capital  spending  on  information
technology  have continued to erode,  resulting in continued  uncertainty in our revenue  expectations.  The  operating  results  of our  business  depend on the overall demand for storage networking infrastructure software. Because our sales are primarily to major  corporate  customers  whose  businesses  fluctuate  with general  economic and  business  conditions,  continued  soft demand for storage networking  infrastructure  software caused by a weakening economy and budgetary constraints may result in decreased revenues. Customers may continue to defer or reconsider  purchasing  our  software if they  continue to  experience a lack of growth  in their  business  or if the  general  economy  fails to  significantly improve, resulting in a lack of demand for our product.

The markets for storage area  networks,  network  attached  storage,  and direct attached storage are new and uncertain,  and our business will suffer if they do not develop as we expect.

         The rapid  adoption of Storage Area Networks  (SAN),  Network  Attached
Storage (NAS), and Direct Attached  Storage (DAS) storage  solutions is critical to our future  success.  The markets for SAN,  NAS and DAS  solutions  are still unproven,  making it difficult to predict their potential sizes or future growth rates.  Most  potential  customers  have made  substantial  investments in their current  storage  networking  infrastructure,  and they may elect to remain with current network architectures or to adopt new architecture, in limited stages or over extended periods of time. We are uncertain  whether a viable market for our products will develop or be  sustainable.  If these markets fail to develop,  or develop  more slowly  than we expect,  our  business,  financial  condition  and results of operations would be adversely affected.

If we are unable to develop and manufacture new products that achieve acceptance in the storage networking  infrastructure software market, our operating results may suffer.

         The storage  networking  infrastructure  software  market  continues to evolve and as a result there is continuing demand for new products. Accordingly, we may need to develop and  manufacture  new products  that  address  additional
storage  networking   infrastructure   software  market  segments  and  emerging
technologies to remain competitive in the data storage software industry. We are
uncertain   whether  we  will  successfully   qualify  new  storage   networking
infrastructure   software  products  with  our  customers  by  meeting  customer performance and quality specifications or quickly achieve high volume production of storage networking  infrastructure  software products. Any failure to address additional  market  segments  could harm our business,  financial  condition and operating results.

Our  products  must  conform to  industry  standards  in order to be accepted by customers in our markets.

            Our current  products are only one part of a SAN, NAS or DAS storage system.  All  components  of these  systems  must comply with the same  industry standards in order to operate together efficiently.  We depend on companies that provide other components of these systems to conform to industry standards. Some industry  standards  may not be widely  adopted or  implemented  uniformly,  and competing  standards  may emerge that may be preferred  by OEM  customers or end users.  If other  providers  of  components  do not  support  the same  industry standards  as we do, or if  competing  standards  emerge,  our  products may not achieve market acceptance, which would adversely affect our business.

Our complex  products  may have errors or defects  that could  result in reduced demand for our products or costly litigation.

         Our IPStor  platform is complex and is designed to be deployed in large and complex networks. Many of our customers have unique  infrastructures,  which may require additional  professional  services in order for our software to work within their  infrastructure.  Because our products are critical to the networks of our customers,  any significant  interruption in their service as a result of defects in our  product  within our  customers'  networks  could  result in lost profits  or damage to our  customers.  These  problems  could  cause us to incur significant  service and  warranty  costs,  divert  engineering  personnel  from product  development  efforts and  significantly  impair our ability to maintain existing  customer  relationships  and attract new  customers.  In  addition,  a product  liability  claim,  whether  successful  or not,  would  likely  be time consuming  and  expensive  to  resolve  and  would  divert  management  time and attention.  Further,  if we are unable to fix the errors or other  problems that may be  identified in full  deployment,  we would likely  experience  loss of or delay in revenues and loss of market share and our business and prospects  would suffer.

Our OEM  Customers  require  our  products  to undergo a lengthy  and  expensive qualification process that does not assure product sales.

       Prior to offering our products for sale,  our OEM customers  require that each of our products undergo an extensive  qualification process, which involves interoperability  testing of our product in the OEM's system as well as rigorous reliability  testing.  This qualification of a product by an OEM does not assure any  sales of the  product  to the OEM.  Despite  this  uncertainty,  we  devote substantial resources, including sales, marketing and management efforts, toward qualifying  our products with OEMs in  anticipation  of sales to them. If we are unsuccessful  or delayed in qualifying any products with an OEM, such failure or delay would preclude or delay sales of that product to the OEM, which may impede our ability to grow our business.

The storage networking  infrastructure software market is highly competitive and intense competition could negatively impact our business.

         The storage  networking  infrastructure  software  market is  intensely competitive  even during periods when demand is stable.  Some of our current and potential  competitors have longer operating  histories,  significantly  greater resources,  broader name  recognition  and a larger  installed base of customers than we have. Those  competitors and other potential  competitors may be able to establish  rapidly  or to  expand  storage  networking  infrastructure  software offerings  more quickly,  adapt to new  technologies  and customer  requirements faster, and take advantage of acquisition and other opportunities more readily.

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

         Currently,  approximately  1.9 million  shares of our common  stock are subject to  contractual  lock-up  restrictions  expiring on April 30, 2003,  and approximately 26.7 million shares of our common stock are subject to contractual lock-up restrictions  expiring on April 30, 2004. Our board of directors may, in its sole  discretion,  release any or all of the shares of our common stock from lock-up  restrictions  at any time with or without  notice.  Any release of such shares from lock-up  restrictions may be applied on a proportionate or selective basis. If the release is selectively  applied, the stockholders whose shares are not  released  will be forced to hold such shares while other  stockholders  may sell.  In addition,  the release of any of such shares  could  depress our stock price.  Our  board  of  directors  has  agreed  to a  phased  release  of  up to approximately  1.5 million  shares  between  November 1, 2002 and April 1, 2004, from the shares that are subject to contractual lock-up restrictions expiring on
April 30, 2004.

Our stock price may be volatile

       The market  price of our common  stock has been  volatile in the past and may be  volatile  in the  future.  For  example,  during the nine  months  ended
September 30, 2002, the market price of our common stock as quoted on the NASDAQ
National Market System fluctuated  between $4.02 and $11.97. The market price of our common stock may be significantly affected by the following factors:

       o    actual or anticipated fluctuations in our operating results;

       o    failure to meet financial estimates;

       o    changes  in  market   valuations  of  other  technology   companies,
            particularly those in the storage networking infrastructure software market;

       o    announcements  by us or our  competitors  of  significant  technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

       o    loss of one or more key OEM customers; and

       o    departures of key personnel.

The  stock  market  has  experienced  extreme  volatility  that  often  has been unrelated to the performance of particular companies.  These market fluctuations may cause our stock price to fall regardless of our performance.

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

         As of September  30, 2002, we have  outstanding  options to purchase an aggregate of 8,108,334 shares of our common stock at a weighted average exercise price of $3.47 per share.

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

Network  Peripherals  I nc. has  liabilities  and ongoing  obligations to certain customers and suppliers as a result of the winding down of its business.

            Network  Peripherals  Inc.  had  existing  agreements  with  certain suppliers and customers.  NPI may have liabilities to certain existing customers and suppliers as a result of the termination of these  agreements.  While we are taking steps to minimize any such  potential  liability,  we cannot be sure that our efforts to remove all such liability will be successful.

We may not successfully integrate the products, technologies or businesses from, or realize the intended benefits of acquisitions.

            We have  made,  and may  continue  to  make,  acquisitions  of other companies or their assets.  Integration of the acquired  products,  technologies and businesses,  could divert  management's time and resources.  Further, we may not be able  to  properly  integrate  the  acquired  products,  technologies  or businesses,  with our  existing  products  and  operations,  train,  retain  and
motivate  personnel  from  the  acquired  businesses,   or  combine  potentially
different corporate  cultures.  If we are unable to fully integrate the acquired products,  technologies or businesses,  or train,  retain and motivate personnel from the acquired  businesses,  we may not receive the intended  benefits of the acquisitions,  which could harm our  business,  operating  results and financial condition.

Long term character of investments.

            We made an investment in Network-1 Security Solutions, Inc. and were required to record an impairment  charge of $1.6 million from this investment in the quarter ended September 30, 2002. Despite this loss, we may continue to make
equity   investments  in  other  entities   (although  we  have  no  agreements,
commitments or understandings  with respect to equity investments other than our investment in Network-1 Security Solutions, Inc.). Our present and future equity investments  may never  appreciate  in value,  and are  subject to normal  risks associated with equity investments in businesses.  These investments are new and especially risky, and may involve technology risks as well as  commercialization risks and market  risks.  As a result,  we may be required to write down some or all of these investments in the future.

Unknown factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

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

ITEM 4.         CONTROLS AND PROCEDURES

         Under the  supervision  and with the  participation  of our management, including our principal  executive officer and principal  financial officer,  we have evaluated the  effectiveness  of the design and operation of our disclosure controls  and  procedures  within 90 days of the filing  date of this  quarterly report,  and, based on their  evaluation,  our principal  executive  officer and principal  financial  officer have  concluded that these controls and procedures are effective in timely  alerting them to material  information  relating to the
Company (including its consolidated subsidiaries) required to be included in the
Company's  periodic  SEC  filings.  There  were no  significant  changes  in our internal  controls or in other  factors  that could  significantly  affect these controls subsequent to the date of their evaluation.

        Disclosure controls and procedures are our controls and other procedures that are designed to ensure that  information  required to be disclosed by us in the  reports  that  we  file or  submit  under  the  Exchange  Act is  recorded, processed,  summarized  and reported,  within the time periods  specified in the
Securities and Exchange  Commission's rules and forms.  Disclosure  controls and procedures  include,  without  limitation,  controls and procedures  designed to ensure that  information  required to be  disclosed by us in the reports that we file under the Exchange Act is accumulated  and  communicated to our management, including our principal  executive officer and principal  financial officer,  as appropriate to allow timely decisions regarding required disclosure.

PART II.      OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

               99.1        Certification of the Chief Executive Officer.

               99.2        Certification of the Chief Financial Officer.

       (b)   Reports on Form 8-K

               On July 16, 2002, we filed a Form 8-K under Item 5.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                FALCONSTOR SOFTWARE, INC.

                                /s/ ReiJane Huai
                                ------------------------------------
                                ReiJane Huai
                                Chairman and Chief Executive Officer

                                /s/ Jacob Ferng
                                ------------------------------------
                                Jacob Ferng
                                Chief Financial Officer and Vice President
                                (Principal Accounting Officer)

November 14, 2002

                                 CERTIFICATIONS

I, ReiJane Huai, certify that:

1.     I have  reviewed  this  quarterly  report  on  form  10-Q  of  FalconStor
       Software, Inc.;

2.     Based on my knowledge,  this quarterly report does not contain any untrue statement of a material fact or omit to state a material  fact  necessary to make the statements  made, in light of the  circumstances  under which such  statements  were made,  not  misleading  with respect to the period covered by this quarterly report;

3.     Based on my knowledge,  the  financial  statements,  and other  financial information  included in this  quarterly  report,  fairly  present in all material respects the financial condition, results of operations and cash flows of the  registrant  as of, and for,  the periods  presented in this quarterly report;

4.     The  registrant's  other  certifying  officers and I are  responsible for establishing  and  maintaining  disclosure  controls and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the  registrant  and we have:

          a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant,  including its consolidated subsidiaries, is made known to us by others within those  entities,  particularly  during the period in which this quarterly report is being prepared;

          b)     evaluated  the  effectiveness  of the  registrant's  disclosure controls  and  procedures  as of a date within 90 days prior to the  filing  date of this  quarterly  report  (the  "Evaluation
                 Date"); and

          c)     presented in this  quarterly  report our  conclusion  about the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  to the registrant's  auditors and the audit committee of registrant's  board of directors (or persons  performing the equivalent function):

          a)     all  significant  deficiencies  in the design or  operation  of internal  controls which would adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's  auditors any material weakness in internal controls; and

          b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's  other certifying  officers and I have indicated in this quarterly  report  whether  or not  there  were  significant  changes  in internal  controls or in other  factors that could  significantly  affect internal controls  subsequent to the date of our most recent  evaluation, including any corrective actions with regard to significant  deficiencies and material weaknesses.

Date:  November 14, 2002                            /s/ ReiJane Huai
                                                    -------------------------
                                                    ReiJane Huai
                                                    Chief Executive Officer

I, Jacob Ferng, certify that:

1.     I have  reviewed  this  quarterly  report  on  form  10-Q  of  FalconStor
       Software, Inc.;

2.     Based on my knowledge,  this quarterly report does not contain any untrue statement of a material fact or omit to state a material  fact  necessary to make the statements  made, in light of the  circumstances  under which such  statements  were made,  not  misleading  with respect to the period covered by this quarterly report;

3.     Based on my knowledge,  the  financial  statements,  and other  financial information  included in this  quarterly  report,  fairly  present in all material respects the financial condition, results of operations and cash flows of the  registrant  as of, and for,  the periods  presented in this quarterly report;

4.     The  registrant's  other  certifying  officers and I are  responsible for establishing  and  maintaining  disclosure  controls and  procedures  (as defined in Exchange Act Rules 13a-14 and 15d-14) for the  registrant  and we have:

          a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant,  including its consolidated subsidiaries, is made known to us by others within those  entities,  particularly  during the period in which this quarterly report is being prepared;

          b)     evaluated  the  effectiveness  of the  registrant's  disclosure controls  and  procedures  as of a date within 90 days prior to the  filing  date of this  quarterly  report  (the  "Evaluation
                 Date"); and

          c)     presented in this  quarterly  report our  conclusion  about the effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant's other certifying officers and I have disclosed, based on our most recent  evaluation,  to the registrant's  auditors and the audit committee of registrant's  board of directors (or persons  performing the equivalent function):

          a)     all  significant  deficiencies  in the design or  operation  of internal  controls which would adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's  auditors any material weakness in internal controls; and

          b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.     The registrant's  other certifying  officers and I have indicated in this quarterly  report  whether  or not  there  were  significant  changes  in internal  controls or in other  factors that could  significantly  affect internal controls  subsequent to the date of our most recent  evaluation, including any corrective actions with regard to significant  deficiencies and material weaknesses.

Date: November 14, 2002                   /s/ Jacob Ferng
                                          --------------------------------------
                                          Jacob Ferng
                                          Chief Financial Officer

