Form 10-K
period 2002-12-31
FALCONSTOR SOFTWARE INC
filed 2003-03-17
CIK 922521

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

/X/         ANNUAL  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2002.

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

            Indicate  by check mark  whether  the  Registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the
Registrant  was required to file such  reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No __

            Indicate by check mark if disclosure of delinquent  filers  pursuant to  Item  405 of  Regulation  S-K is  not  contained  herein,  and  will  not be contained,  to the  best of  Registrant's  knowledge,  in  definitive  proxy  or information  statements  incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K. |X|

            Indicate by check mark  whether  the  registrant  is an  accelerated
filer (as defined in Exchange Act Rule 12b-2). Yes |X| No __

            Aggregate market value of Common Stock held by non-affiliates of the
Registrant  as of June 30, 2002 was  $90,962,009,  which  value,  solely for the purposes of this  calculation  excludes  shares held by  Registrant's  officers, directors,  and  their  affiliates.  Such  exclusion  should  not  be  deemed  a determination by Registrant that all such  individuals are, in fact,  affiliates of the  Registrant.  The number of shares of Common Stock issued and outstanding as of March 7, 2003 was 45,805,826 and 45,570,826, respectively.

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

                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page

PART I.

PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters................................................12
Item 6.   Selected Consolidated Financial Data...............................12
Item 7.   Management's Discussion and Analysis of Financial Condition

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure................................45

PART III.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....48

SIGNATURES...................................................................48

                                     PART I

Item 1.     Business

OVERVIEW

FalconStor  Software,  Inc.  ("FalconStor"  or the  "Company")  is a provider of network  storage  infrastructure  software  solutions  and related  maintenance, implementation  and  engineering  services.  FalconStor's  unique open  software approach to storage  networking  enables  companies to embrace  state-of-the-art equipment (based on SCSI, Fibre Channel or iSCSI) from any storage  manufacturer without rendering their existing or legacy solutions obsolete. Several strategic partners  have  recognized  the  industrial  strength of  FalconStor's  flagship software,  IPStor(R),  and utilized it to power their respective special purpose storage  appliances to perform Real Time Data Migration,  Data Replication,  and other advanced storage services.  IPStor leverages the high performance IP or FC based network to help  corporate IT aggregate  storage  capacity and contain the run-away  cost  of  administering  mission-critical  storage  services  such  as snapshot, backup, data replication, and other storage services. in a distributed environment.  Over 300 customers  around the world have  deployed  IPStor in the production  environment to manage their storage  infrastructure with minimal TCO
(Total Cost of Ownership) and optimal ROI (Return on  Investment).  FalconStor's products have been  certified by such industry  leaders as Adaptec,  Alacritech,
ATTO Technology,  Bell Microproducts,  Brocade, Cisco, Emulex, Fujitsu, Gadzoox,
Hitachi Data Systems,  Hitachi  Engineering  Co., Ltd., IBM,  Intel,  LSI Logic,
McDATA Corporation, Microsoft, NEC, Novell, NS Solutions Corporation (subsidiary
of  The  Nippon  Steel  Corporation,   Japan),  Oracle,   QLogic,   Quantum|ATL,
StorageTek,  SUN and Tivoli.  FalconStor has agreements with original  equipment manufacturers  ("OEMs") such as NEC, Runtop, Accton, ADTX, AnexTek Global, Inc.,
MTI, Dot Hill and Storage Engine, to incorporate  FalconStor's IPStor technology with such companies' products.

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
stockholders held a majority of the voting interests in the combined  enterprise after the merger.  Accordingly,  for accounting purposes,  the acquisition was a
"reverse  acquisition"  and  FalconStor,  Inc.  was the  "accounting  acquirer."
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

INDUSTRY BACKGROUND

The rapid growth of  data-intensive  business  applications  has  increased  the amount  of  mission-critical  enterprise  data  and  consequently,  the need for dedicated  storage.  Enterprises are frequently  discovering that their existing storage infrastructure and resources have become over extended,  inefficient and increasingly congested with data traffic.

According  to The  Yankee  Group,  data  continues  to drive the need for better management as storage doubles  annually.  Advanced  storage network services are crucial to storage  area network  (SAN)  development,  as they provide  tools to automate and simplify administrative tasks that help IT professionals move their systems to a storage  utility model. As service  providers and enterprises  move forward in piloting  and  deploying  production-level  SANs, a number of storage management  segments  will grow as  companies  are forced to find better ways to manage storage.  The Yankee Group predicts that storage management will continue to grow as a crucial  component of SAN adoption,  and will increase by 2005 to a
$14.3 billion market. In addition,  data management will continue to attract the interests of IT executives. However, finding the right set of storage management tools that meet specific  enterprise  requirements is still a challenge for many enterprises.

These  storage  management  challenges  have led to the  development  of network attached  storage,  or NAS,  and storage  area  network,  or SAN,  systems,  two innovative ways of addressing the storage problem.  These two storage systems do not compete;  both are needed by corporate data centers.  NAS represents a quick and simple solution to add general  purpose,  shareable,  storage space to users and groups and to some application  servers that are not  access-intensive.  SAN represents  a way to  separate  the server and  storage  into two  independently
managed  systems,   thereby   simplifying  the  complexity  of  the  overall  IT
infrastructure.  Fibre channel,  or FC, a high-speed  network connection system, has emerged as a viable means to implement a SAN.  However,  a pure FC SAN alone does  not  address  all the  problems  in the  areas  of  connectivity,  storage virtualization and storage services.

A  large  market   opportunity  is  emerging  for  storage   software  that  can
successfully  address the  shortcomings  of current storage  solutions.  As SANs continue to grow in popularity and complexity, innovative software products will be required to improve  management  and to  facilitate  rapid  transport of data within an enterprise.  Historically, no company could provide a single, managed,

optimized,  well-integrated,  and  well-connected  network storage solution that
leverages  all  industry  standard  transport   technology   including  Internet
Protocol/Internet  Small Computer Systems Interface, or IP/iSCSI, and FC, and at
the same time,  delivers  advanced  storage  services  offering both SAN and NAS access.

There are many reasons  enterprises are moving to a storage network model and/or are adding a central  data center with  networked  storage that works in concert
with  direct  attached  storage  at  branch  offices,   including   dramatically
simplified storage management,  more efficient  utilization of storage capacity, high  availability,  and  scalability,  which result in two key benefits:  lower total cost of ownership (TCO), and higher return on investment (ROI).

PRODUCTS AND TECHNOLOGY

IPStor,  FalconStor's  flagship product,  is a comprehensive set of state of the art network  storage  infrastructure  software  solutions that delivers an open,
intelligent  SAN/NAS   infrastructure   across  heterogeneous   environments  by
providing  advanced  storage  services for enterprise  applications - optimizing storage utilization,  accelerating backup and recovery,  maximizing  performance and ensuring business continuity.

The base software, running on a layer of standard, dedicated servers (the IPStor
Appliances),  is responsible for aggregating and  provisioning  storage capacity and services to  application  servers via all industry  standard  protocols with speed, security, reliability, interoperability, and scalability.

IPStor offers Storage Consolidation,  Business Continuity/Disaster Recovery, I/O
Performance  Optimization and Backup/Recovery  Acceleration services designed to help enterprise data centers minimize total cost of ownership (TCO) and maximize return on investment (ROI).

STORAGE CONSOLIDATION SOLUTIONS

IPStor's  Storage  Consolidation  Solutions  consolidate  heterogeneous  storage environments, centralize storage management under one simple interface, maximize storage capacity utilization, consolidate servers, and/or migrate data. IPStor's
Storage Consolidation Products include a Capacity-on-Demand Agent, a NAS Option, the RealTime  Data  Migrator,  a SANBridge  option,  a Storage  Service  Enabler
Option,  as  well  as  Storage  Optimizers  for  Microsoft  Exchange  and  Lotus
Notes/Domino.

CAPACITY-ON-DEMAND AGENT

The Capacity-on-Demand  (COD) Agent is an automated capacity management solution for heterogeneous storage environments that prevents systems from running out of
disk  space   through   continuous   monitoring  of  storage   consumption   and
availability. The COD Agent provides a customizable monitoring and action policy with user-defined storage capacity thresholds.  When thresholds are reached, the
COD Agent  provides free disk space by  performing  one or more of the following actions: compressing infrequently used files, relocating infrequently used files to a different  volume (an overflow  storage pool), or expanding the capacity of the file system.  The three  actions are  performed  in real time,  without user intervention or interruption to the business application.

NAS OPTION

IPStor's  NAS Option is an easy way to add general  purpose,  shareable  storage space for Windows, Linux, and Unix users. IPStor's NAS Option provisions storage via  industry-standard  file sharing  protocols  (SMB/CIFS and NFS) to Microsoft
Windows,  Linux,  and Unix  clients.  This  provisioning  allows  users to share folders and files regardless of the operating system. Furthermore, as the number of users and amount of data grow,  a NAS resource  can be  dynamically  expanded once its full capacity has been reached.

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

REALTIME DATA MIGRATOR

The IPStor  RealTime  Data  Migrator is available  from  FalconStor  as either a software  option to IPStor,  or as a  stand-alone  appliance.  It  leverages  an existing SAN  environment  to transport  data in real-time  between  similar and dissimilar storage subsystems during storage upgrades,  data center relocations, and server  consolidations,  while  maintaining full availability of application servers.  IPStor's  RealTime  Data  Migrator is  operating  system  independent, therefore  the same  migration  appliance  can be used to migrate  data within a heterogeneous  environment,  significantly  reducing  overall IT  expenses.  The
IPStor RealTime Data Migrator will be generally available in Q2 2003.

SANBRIDGE OPTION

IPStor's  SANBridge Option enables IPStor appliances to share SAN Resources with other  IPStor  appliances  on Fibre  Channel  SANs.  As a result of its protocol flexibility,  IPStor can  provide  SAN  bridging  capabilities  with no distance limitations.  A local IPStor appliance can pass requests for data over IP to any other IPStor  appliance,  gaining access to its storage  resources,  even if the local  host  server is  connected  via Fibre  Channel,  SCSI,  or IP. The IPStor
SANBridge  Option  provides the protocol  conversion  needed to bridge  multiple connection technologies.

STORAGE SERVICE ENABLER OPTION

IPStor's  Storage  Service  Enabler Option enables  customers to immediately add enterprise  class  storage to new or existing  SANs  without bulk copying or the
need  to  virtualize   existing  data.  Using  this  option,  data  centers  can
immediately  and  transparently  take  advantage  of IPStor's  advanced  storage
services  (mirroring,   snapshot,   etc.)  without  any  migration/copying,   or
modification  of data,  and  with  minimal  downtime.  For  Fibre  Channel-based storage, this transformation can be done without re-cabling;  just rezoning. The
Storage Service  Enabler option allows  existing  storage devices to be zoned or cabled  to an  IPStor  Appliance  and  quickly  made  available  for use by host servers.

STORAGE OPTIMIZER FOR MICROSOFT EXCHANGE

IPStor's Storage Optimizer for Exchange consolidates and moves older attachments from primary data store to lower cost on-line disk storage, thereby reducing the primary storage  capacity  requirements of Microsoft  Exchange data stores.  The
Storage Optimizer scans the Exchange  information store for attachments to match a given user-defined policy (age, size, type, etc.), and then migrates them to a secondary storage pool.  Migrated  attachments  remain virtually attached to the original  message  and  therefore  can  still be  opened  - which  automatically triggers a callback from the secondary data storage.  Response time is nearly as fast as if the  attachment had never been  migrated.  The Storage  Optimizer can migrate  attachments from aged e-mail  messages,  as well as consolidate them by eliminating  duplication.  The Storage Optimizer also provides  analytical tools that let  Administrators  scan the information  store to determine how much disk space would be saved given a specific set of  policies.  The  migration  process itself can be  scheduled  for specific  times of day, to minimize  impact on the computing environment.

STORAGE OPTIMIZER FOR LOTUS/NOTES

The  Storage  Optimizer  for Lotus  Notes/Domino  consolidates  and moves  older attachments  from primary  database to lower cost on-line disk storage,  thereby reducing  primary storage capacity  requirements of Domino servers.  The Storage
Optimizer  scans the  Lotus  Notes  database  for  attachments  to match a given user-defined  policy  (age,  size,  type,  etc.),  and then  migrates  them to a secondary storage pool.  Migrated  attachments  remain virtually attached to the original  message,  and  therefore  can  still be  opened - which  automatically triggers a callback from the secondary data storage.  Response time is nearly as fast as if the  attachment had never been  migrated.  The Storage  Optimizer can migrate  attachments from aged e-mail  messages,  as well as consolidate them by eliminating  duplication.  The Storage  Optimizer  for Lotus  Notes/Domino  also provides  analytical tools that let Administrators scan the information store to determine  how much disk space would be saved given a specific  set of policies.
The  migration  process  itself can be scheduled  for specific  times of day, to minimize impact on the computing environment.

BUSINESS CONTINUITY / DISASTER RECOVERY STORAGE PRODUCTS

FalconStor  Business  Continuity | Disaster  Recovery (BCDR) solutions share the
common goal of minimizing downtime.

IPStor Business Continuity Solutions, which include Active-Active Failover, Bare
Metal  Recovery  for Windows and Linux,  DynaPath,  NIC  Express,  TimeMark  and
Message   Recovery  for  Exchange,   maintain   continuous   24x7xforever   data
availability and usability in the event of non-catastrophic unplanned or planned hardware outages and software errors.

ACTIVE-ACTIVE FAILOVER OPTION

IPStor's  Active-Active  Failover  Option  provides  enterprises  with a  highly redundant storage solution offering 24x7 availability. IPStor can be deployed in a two-node, active-active cluster configuration, where two IPStor Appliances are configured  to monitor  each  other.  Should one fail,  the other  automatically assumes the failed server's workload, ensuring no single point of failure.

The  Active-Active  Failover Option can also be used to facilitate  software and hardware  maintenance  and  upgrades.  Using the  Java-based  IPStor  management console,  a forced  failover  can be triggered  to  temporarily  take the IPStor
Appliances  off-line  for  maintenance,  one  at a  time,  while  providing  the
Administrator  the  peace  of mind  that  another  server  is  there to keep the application servers running without interruption.

BARE METAL RECOVERY OPTION

IPStor Bare Metal Recovery (IBMR) maximizes system  availability by reducing the recovery  time after a server,  desktop,  or  notebook  hard drive  crash.  IBMR captures and stores the  system's  boot disk image on an  IPStor-managed  drive.
Upon  local  drive  failure,  instead  of  waiting  for  the  installation  of a replacement hard drive, operating system (OS), and applications,  the system can access the  stored  image via the  industry  standard  protocol  PXE to boot the system over the IP network. This process occurs seamlessly,  without requiring a recovery  disk.  Built on  existing  IP  technology,  IBMR  extends  remote boot capabilities  (traditionally  performed  within Fibre  Channel SANs) to IP-based networks. This allows users to leverage their existing networking infrastructure without the need to invest in additional hardware.

IBMR saves mirrored boot images of Microsoft Windows, Sun Solaris, HP-UX, Linux, and AIX  application  servers  under one  central  repository  and allows  these heterogeneous  systems to be recovered  immediately using the same process, thus eliminating  the need to manage  separate  solutions  for each OS.  IMBR will be generally available in Q2 2003.

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

NIC EXPRESS PRODUCT LINE

FalconStor's  NIC Express  product line extends fault  tolerance to the edges of the network by providing advanced failover and load balancing  functionality for any server or workstation on the network.  NIC Express  intelligently  re-routes data traffic to another NIC in the event that a fault is detected in the path of the primary NIC.  This  creates  redundant  data paths and enables  companies to build end-to-end fault tolerant networks. NIC Express also offers load balancing of  traffic  across  an  array  of two or  more  network  connections  to  boost bandwidth.

TIMEMARK OPTION

IPStor's TimeMark Option delivers a safeguard against "soft errors," (accidental deletions, file corruptions, virus attacks, etc.), by providing granular instant
"roll-back"  to a  known-good  point  in  time.  TimeMark  protects  where  high availability (HA)  configurations  cannot,  since in creating a redundant set of data, HA  configurations  also create a duplicate set of soft errors by default.
TimeMark  protects  data  from  slip-ups,   the  butter  fingers  of  employees,
unforeseen glitches during backup, and viruses.

The  TimeMark  Option  also  serves  as an "undo  button"  for data  processing.
Traditionally,  when an  administrator  performed  an operation on a data set, a full backup would be required before each "dangerous"  step, as a safety net. If the step resulted in undesirable  effects,  the Administrator  needed to restore the data set and start the entire  process  again.  Now, with IPStor's  TimeMark
Option, Administrators can create TimeMarks-- point-in-time images of any SAN or
NAS virtual drive. Each TimeMark represents  block-level  changes, and therefore does not require 100% redundant capacity. Restoring a drive back to its original state is easily achieved with a few clicks in the IPStor management console.

MESSAGE RECOVERY FOR MICROSOFT EXCHANGE

IPStor  Message  Recovery  for  Microsoft   Exchange  (IMR)  delivers  scheduled
point-in-time  copies of data volumes,  which enables  Administrators to quickly locate and restore individual  mailboxes from  IPStor-managed  disk storage to a standalone  file (in Outlook PST format),  and then forward the file to the user for  simple  and easy  import to their  Outlook  client,  or import  back to the message store. IMR will be generally available in Q2 2003.

Using IMR,  Administrators can modify the identity of a recovery Exchange server to emulate the Exchange  server from which the mailbox is to be  recovered.  The
Exchange  services are then started on the recovery server and the Administrator can  point-and-click  to select the user's mail  messages to be restored.  Or, a date range can be  selected  if a specific  time range of  messages  needs to be recovered. Restoring the entire mailbox is also an option.

IPStor Disaster  Recovery  Solutions enable rapid  recommencement of business in the event of catastrophic outages,  i.e., severe data corruptions due to rolling disasters and site-level failures, and include Asynchronous Mirroring over IP or
Fibre Channel,  Synchronous Mirroring over IP, and Delta-based  Replication over
IP.

ASYNCHRONOUS MIRRORING OPTION

IPStor's Asynchronous  Mirroring Option is ideal for environments  consisting of two storage  systems  located at  geographically  distant sites wherein the data must be kept as closely  synchronized  as  possible.  It offers  the  ability to define  a  near  real-time  mirror  for  any  IPStor-managed  disk  (virtual  or service-enabled)  over long  distances  between  data  centers  and serves as an effective  tool for  zero-downtime  migration  of data from older disks to newer disks arrays.

To guard against site failure,  Asynchronous  Mirroring enables organizations to locate a remote backup site miles from their production facility and to maintain a near real-time  mirror of crucial data there.  At the same time,  asynchronous mirroring  offers a  performance  advantage  at the  primary  site since data is committed to the local storage device without waiting for an acknowledgment from the storage device (mirror) at the remote site.

SYNCHRONOUS MIRRORING OPTION

IPStor's  Synchronous  Mirroring  Option  protects  against the  consequences of storage failure by providing fault-tolerance for virtual storage volumes. At the same time, data throughput is improved.  Data redundancy is provided by creating a synchronous mirror of a virtual storage volume, and if a primary volume fails, the IPStor Appliance continues to function using its mirrored copy. Mirroring is done at the block level and can cross drive, vendor/brand,  and interface (SCSI,
FC,  etc.)  boundaries.  Furthermore,  the failure  protection  of RAID  storage systems is greatly enhanced by IPStor's ability to mirror across cabinets,  even if they are from different vendors.

Once set up, mirrored  virtual drives are active at all times,  both for reading and writing.  During read  operations,  IPStor takes full advantage of the extra drive  to  improve  read  performance.  Data is read  from the  primary  and the mirrored drive to maximize throughput.  During write operations, data is sent to both the  primary  and the mirror  drives  simultaneously.  If any read or write failure is detected,  the failed virtual drive is temporarily disabled,  and the surviving virtual drive becomes the primary drive.  Throughout this process, the
application   servers   continue  to  run  without   interruption  and  at  peak
performance.

DELTA-BASED REPLICATION OPTION

IPStor's Delta-based  Replication Option provides an IP-based mechanism for data replication  from one site to another,  for purposes  such as off-site  disaster recovery,  site migration,  electronic vaulting,  etc.  Specifically designed to defend against site failure by providing automated off-site data protection, the
Delta-based  Replication  Option  provides fast remote data  synchronization  of
virtual  storage  volumes  (SAN  and/or  NAS)  from  one  IPStor   Appliance  to
another--across  the  street,  across  town,  or across the globe.  In case of a catastrophic failure at the primary site, the Administrator can quickly redirect application  servers to access  data from  replicas  located in the backup  data center.

Administrators  can specify a variety of  policies  to control  the  replication process,  giving them a policy-driven mechanism for keeping an extra set of data off-site for disaster protection. The atomic merge feature further protects data from  long-distance  transmission  problems and  guarantees  the  integrity  and usability of replicated  data by writing all replicated  data to a reserved area and only  committing the data to the replica disk after all of the data from the primary server has been received.

I/O PERFORMANCE OPTIMIZATION SOLUTIONS

IPStor's I/O Performance  Optimization  Solutions  include HotZone and SafeCache
Options,  which were developed  specifically to maximize utilization of high-end storage, increase overall storage performance, and minimize implementation costs while allowing customers to leverage existing investments in IT infrastructure.

HOTZONE OPTION

IPStor's  HotZone Option is an intelligent,  policy-driven,  disk-based  staging mechanism  that  automatically  re-maps  frequently  used  areas  of one or more virtual or service-enabled  disks to higher performance  storage devices such as
solid  state  disk(s)  (SSDs).   Using  the  IPStor   management   console,   an
Administrator  divides a given  virtual  or  service-enabled  disk into zones of equal size (e.g.,  32MB).  This initiates the hot zoning process for the virtual or service-enabled  disk. IPStor will then automatically  create HotZone storage on the  specified  high  performance  disk(s) or SSDs.  This HotZone  storage is itself  divided  into  zones of a size  equal  to the  size of the  zones on the
virtual  or  service-enabled   disk,  and  is  provisioned  to  the  virtual  or
service-enabled disk.

IPStor   monitors   reads/writes  to  each  of  the  zones  on  the  virtual  or service-enabled  disk based on a  specified  interval  of time  (e.g.,  every 10 minutes,  every  day,  etc.)  and  based  on the  statistics  it has  collected, determines the most frequently accessed zones. Once they are identified,  IPStor re-maps the data from these "hot zones" to the HotZone  storage--located  on the high performance disk or SSD--resulting in enhanced  read/write  performance for
the  application   accessing  the  storage.  When  IPStor  determines  that  the corresponding  "hot zone" is no longer "hot", the data from the high performance disk is moved back to its original zone on the virtual or service-enabled disk.

SAFECACHE OPTION

In a centralized  storage  environment in which a large set of database  servers share a smaller set of storage devices,  data tends to be randomly accessed.  In environments such as these,  IPStor's  SafeCache Option,  working in conjunction with high-speed devices such as SSDs, should significantly  improve performance.
Since SSDs are 100% immune to random  access,  IPStor  SafeCache  can write data blocks  sequentially to the persistent cache area and move them to the data disk
(random write) as a secondary  operation once the writes have been acknowledged, effectively accelerating the performance of the slower disks.

Using the IPStor management  console,  Administrators  create a persistent cache
area  from  high  performance   disks  and  associate  this  cache  area  to  an
IPStor-managed   disk   (virtual  or   service-enabled).   Writes  made  to  the
IPStor-managed  disk are first written to its associated  persistent cache area.
Because these writes are  sequentially  written and the persistent cache is most likely an SSD (which by nature has zero seek time),  the effective total elapsed time for each write is  reduced,  no matter how random it was,  resulting  in an increase  in  performance.  The data  written  to the  persistent  cache is then committed to the data disk as a separate  process in the background.  While SSDs have a built-in  power supply to minimize  potential  downtime,  the  persistent cache can also be mirrored through IPStor for added protection.

BACKUP AND RECOVERY ACCELERATION PRODUCTS

IPStor's  Backup and Recovery  Acceleration  Solutions  provide  customers  with optimal data protection  through  cutting-edge  tape-based and disk-based backup that work fast,  with  little or no impact to  production  servers,  and deliver rapid  recovery  when  called  upon.  IPStor  Backup and  Recovery  Acceleration
Solutions  include  options  for Zero  Impact  Backup/Recovery,  HyperTrac,  and
Virtual Tape Library.

ZERO-IMPACT BACKUP/RECOVERY OPTION

IPStor's  Zero-Impact Backup Option,  used in conjunction with raw device backup software,  extends the concept of zero-impact backup by eliminating the need for a dedicated  backup  server  while also  removing the  application  servers from playing  any role in backup and restore  operations.  With this option in place, the data mover is the IPStor  Server;  it presides  over control of the backups, control of the tape library, and metadata organization on the backup tapes.

IPStor's  Zero-Impact  Backup Option is a highly  cost-effective  solution since only one copy of the backup  software  is  necessary,  and the  backup  process, licenses, and management are offloaded from the application servers. This lowers
TCO  and  offers  simplified,  centralized,  and  automated  backup  management.
Additional cost savings are generated by the elimination of backup agents;  push agents, etc., on each application server.

HYPERTRAC BACKUP ACCELERATOR

IPStor's HyperTrac Backup Accelerator dramatically increases the backup speed of mission critical data while preserving the use of an enterprise's existing third party backup software and dedicated backup server.  With this solution,  backups are  consolidated  and offloaded not just from the LAN but from the  application
servers,  resulting  in  faster  backups,   simplified  backup  management,  and
immediate and long-term cost-effectiveness.

IPStor's  TimeMark Option (see IPStor Business  Continuity  Solutions) allows an existing  dedicated  backup server to back up a TimeView - a mountable  TimeMark snapshot image - of a volume that can be  concurrently  in use by a host server.
The HyperTrac Backup Accelerator,  which resides on the dedicated backup server, communicates  directly between the IPStor Server and the backup  application and automatically  delivers  TimeViews to the backup  application for the purpose of performing file-by-file or image backup of the data to tape at the speed of SAN.
When a backup is in  progress,  no backup  traffic  moves on the LAN,  since the
TimeViews  are  delivered  to the backup  server via the SAN. The high degree of separation  between the backup server and the  application  servers  provided by
IPStor's  HyperTrac  Backup  Accelerator  solution,   eliminates  any  potential
interference, and thereby generates the highest possible backup speed.

VIRTUAL TAPE LIBRARY

IPStor's  Virtual Tape Library  Option  increases the speed and  reliability  of existing  backup and archiving  applications  by using  IPStor-managed  disks to emulate tape libraries. With backup windows shrinking and rapid data restoration more critical than ever,  IPStor's  Virtual Tape Library  Option allows users to take  advantage  of the speed of  disk-based  storage to back up and  archive in significantly less time. While delivering the same functionality as conventional
tape  libraries,   IPStor  Virtual  Tape  Libraries  maximize  the  reliability, efficiency,  and  performance  of  backup  systems  by  eliminating  error-prone mechanical  components  and  removing  physical  tape  drives and media from the critical  backup path.  IPStor's  Virtual Tape Library  Option will be generally available in Q2 2003.

MAINTENANCE, IMPLEMENTATION AND ENGINEERING SERVICES

FalconStor  offers  customers  a variety of annual  maintenance  services  which entitle  customers to periodic  software updates and various levels of technical support.  Although the  implementation  of IPStor does not generally require the assistance of FalconStor, the Company offers software implementation services if requested from customers.  FalconStor also offers customers software engineering services if required.

BUSINESS STRATEGY

FalconStor  intends  to  solidify  its  position  as a leading  network  storage software provider to enterprises and Internet Data Centers worldwide. FalconStor intends to achieve this objective through the following strategies:

o     Maintain a Leadership  Position in Network  Storage  Software.  FalconStor
      intends to  leverage  its  protocol-agnostic  architecture  to  maintain a leadership  position in the network storage software  market.  The network storage  software market is defined by rapid change,  and FalconStor plans to continue to focus its research and development efforts to invent and to bring to market innovative solutions.

o     Increase Market  Penetration and Brand  Recognition.  FalconStor  plans to promote its product and corporate awareness by:

      o     forming strategic partnerships with leading industry players;

      o     participating in industry events, conferences and trade shows; and

      o     initiating targeted promotions and public relations campaigns.

      FalconStor believes that establishing a strong brand identity as a network storage software solution provider is important to its future success.

o     Establish a Global Presence.  FalconStor  believes that significant market share can be achieved in Europe and Asia.  FalconStor through its European headquarters  plans to expand its operational  capabilities in Europe.  In addition,  through its Asia headquarters,  FalconStor  believes that it is developing a strong business presence in the Asia/Pacific Rim.

o     Expand  Technologies and Capabilities  Through Strategic  Acquisitions and
      Alliances.  FalconStor  believes  that  opportunities  exist to expand its
      technological   capabilities,   product  offerings  and  services  through
      acquisitions   and  strategic   alliances.   When   evaluating   potential
      acquisitions   and   strategic   alliances,   FalconStor   will  focus  on
      transactions that enable it to acquire:

      o     important enabling technology;

      o     complementary applications;

      o     marketing, sales, customer and technological synergies; or

      o     key personnel.

            As of the  date  of  this  filing,  FalconStor  has  no  agreements, commitments or understanding  with respect to any such acquisitions or strategic alliances, which have not been consummated.

o     Seek OEM  Relationships  With  Industry  Leaders.  FalconStor  intends  to continue to enter into original equipment  manufacturer ("OEM") agreements with strategic  switch,  storage,  appliance and operating system vendors.
      Besides  accelerating  overall  marketing  growth,  the OEM  relationships should bolster FalconStor's product recognition, corporate credibility and revenue stream.

SALES, MARKETING AND CUSTOMER SERVICE

FalconStor   plans  to  continue  to  sell  its   products   primarily   through
relationships with OEMs, value-added resellers and distributors.

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

     o      Strategic  Partners.  FalconStor  has entered into  agreements  with strategic  partners  in which  IPStor is  adapted  to the  strategic partner's special-purpose storage appliances to offer Real-Time Data
            Migration,   Data  Replication,   Storage  Consolidation  and  other
            services specifically for the partner's customers.

FalconStor's marketing department consists of marketing  professionals dedicated to advertising,  public relations, marketing communications,  events and channel partner  programs.  FalconStor's  marketing  efforts  focus  on  building  brand recognition and developing leads for the sales force.

FalconStor   Professional  Services  personnel  are  also  available  to  assist customers and partners  throughout the product life cycle of IPStor deployments.
The Professional  Services team includes seasoned  "Storage  Architects" who can assist in the assessment, planning/design,  deployment, and testing phases of an
IPStor deployment  project,  and a Technical  Support group for  post-deployment assistance and on-going trouble-shooting.

RESEARCH AND DEVELOPMENT

The  network  storage  services  industry  is  subject  to  rapid  technological advancements,  changes in customer requirements,  developing industry standards,
and  regular  new  product   introductions  and   enhancements.   As  a  result,
FalconStor's  success,  in part, depends upon its ability to continue to improve its  existing  solutions  and  to  develop  and  introduce  new  products  on  a
cost-effective  and  timely  basis.   FalconStor  believes  that  its  continued
investment in research and development is critical to its ability to continue to develop and  introduce  new and enhanced  products  addressing  emerging  market needs.  There can be no assurance that  FalconStor  will be able to successfully develop new  products to address new  customer  requirements  and  technological changes,  or that such products  will achieve  market  acceptance.  FalconStor's research  and  development  staff  consisted  of 64 employees as of December 31,
2002.  Research and  development  expenses,  primarily  consisting  of personnel expenses were approximately $1.4 million, $5.3 million and $7.0 million in 2000,
2001  and  2002,   respectively.   FalconStor   anticipates  that  research  and
development expenses will increase in 2003.

COMPETITION

As the demand for network-based  storage products and services  increases,  more competitors  will enter this  high-growth  market  segment.  Although  there are several  companies  attempting to fill specific needs for SCSI-IP  connectivity,
Fibre Channel-IP connectivity and FC-SAN storage  virtualization,  FalconStor is the only software-based  solution capable of accommodating  storage devices with industry-standard  interfaces and provisioning the virtualized resource over FC,
IP/iSCSI,  NFS and CIFS  with  comprehensive  storage  services  and  end-to-end manageability. However, some of FalconStor's product capabilities compete with a number of companies with  substantially  greater  financial  resources,  such as
Network Appliance, Inc., and Veritas Software Corporation. There is currently no
other  known  software  company  providing  all  of  FC/IP-based   connectivity,
virtualization,  and storage  services.  FalconStor  believes that the principal competitive  factors  affecting  its market  include  product  features  such as
scalability,    data   availability,    ease   of   use,   price,   reliability,
hardware/platform neutrality, customer service and support.

FalconStor's  success  will depend  largely on its  ability to  generate  market demand and awareness of the IPStor  software suite and to develop  additional or enhanced products in a timely manner.  FalconStor's  success will also depend on its ability to convince  potential  partners of the  benefits of  licensing  its software rather than competing  technologies.  FalconStor's  future and existing competitors  could introduce  products with superior  features,  scalability and functionality at lower prices than  FalconStor's  products and could also bundle existing  or new  products  with other  more  established  products  in order to compete with FalconStor.  Increased competition could result in price reductions and reduced gross margins, which could harm FalconStor's business.

INTELLECTUAL PROPERTY

FalconStor's  success is dependent upon its proprietary  technology.  Currently, the IPStor software suite is the core of its proprietary technology.  FalconStor currently has nine pending patent  applications,  two  registered  trademarks --
"FalconStor" and "IPStor" - and many pending trademark  applications  related to
FalconStor and the IPStor product.

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

MAJOR CUSTOMER

For the year ended December 31, 2002, FalconStor had one customer that accounted for 16% of revenues.  While the Company  expects to derive future  revenues from such customer,  the Company believes that the revenues it will receive from such customer in 2003 will be less than the revenues it received  from such  customer in 2002.

EMPLOYEES

As of December 31, 2002, FalconStor had 138 full-time employees, including 39 in sales and marketing,  27 in service, 64 in research and development and eight in general  administration.  FalconStor is not subject to any collective bargaining agreements and believes its employee relations are good.

INTERNET ADDRESS AND AVAILABILITY OF FILINGS

FalconStor's internet address is www.falconstor.com.

FalconStor  makes  available free of charge on or through its Internet  website,
FalconStor's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the  Securities  Exchange Act of 1934, as amended, as soon as reasonably  practicable  after FalconStor  electronically  files such material with, or furnishes it to, the Securities Exchange Commission.

FalconStor  complied with this policy for every Securities  Exchange Act of 1934 report filed on or after November 15, 2002.

Item 2.     Properties

FalconStor's  headquarters  are located in an  approximately  11,800 square foot facility located in Melville, New York. Offices are also leased for development, sales and marketing personnel,  which total an aggregate of approximately 10,729 square feet in Euless,  Texas;  Le Chesnay,  France;  Taichung,  Taiwan;  Tokyo,
Japan;  Beijing,  China and Seoul, Korea.  Initial lease terms range from one to five years, with multiple renewal options.

Item 3.   Legal Proceedings

There  were  no  material  legal  proceedings  pending  or,  to  our  knowledge, threatened against us.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

MARKET INFORMATION

            Since the merger with NPI on August 22,  2001,  our Common Stock has traded on The Nasdaq  National  Market  ("Nasdaq")  under the symbol
            "FALC".  Prior to August 22, 2001, the Common Stock of NPI traded on
            Nasdaq under the symbol "NPIX".  The following  table sets forth the range of high and low closing  sales  prices of our Common Stock for the periods indicated as reported by Nasdaq:

                                             2002                             2001
                                  ------------------------          ----------------------
                                   High            Low              High           Low
                                   ----            ---              ----           -----
              Fourth Quarter      $ 4.99         $ 3.61           $ 9.50         $ 5.85
              Third Quarter       $ 6.20         $ 4.08           $11.46         $ 7.34
              Second Quarter      $ 7.44         $ 4.02           $13.70         $ 6.00
              First Quarter       $11.97         $ 6.20           $ 9.25         $ 6.19

HOLDERS OF COMMON STOCK

            We had  approximately  233  holders of record of Common  Stock as of
            March 7, 2003.  This does not reflect  persons or entities whom hold
            Common Stock in nominee or "street" name through  various  brokerage firms.

DIVIDENDS

            We have not  paid  any cash  dividends  on our  Common  Stock  since inception.  We expect to  reinvest  any future  earnings  to finance growth,  and  therefore  do not intend to pay cash  dividends in the foreseeable  future. Our board of directors will determine if we pay any future cash dividends.

EQUITY COMPENSATION PLAN INFORMATION

            The information  required by this item will be our definitive  proxy materials to be filed with the  Securities  and Exchange  Commission and is  incorporated  in this  Annual  Report  on Form  10-K by this reference.

ITEM 6.   SELECTED FINANCIAL DATA

            The  selected  consolidated  financial  data  with  respect  to  our consolidated  balance sheets as of December 31, 2002,  2001 and 2000 and the related consolidated  statements of operations for the years ended  December  31,  2002 and 2001 and the  period  from  inception
            (February 10, 2000) through December 31, 2000 have been derived from our audited  consolidated  financial  statements  which are included herein. The following selected consolidated financial data should be read in conjunction with the consolidated  financial  statements and
            the  notes  thereto  and  the  information   contained  in  Item  7,
            "Management's  Discussion  and Analysis of Financial  Condition  and
            Results of Operations."

                                                                               Period from
                                                                                inception
                                                                               (February 10,
                                              Year Ended       Year Ended      2000) through
                                             December 31,      December 31,     December 31,
                                                 2002             2001              2000
                                                 ----             ----              ----
                                            (In thousands, except per share data)

Consolidated Statements of Operations Data:

Revenues:
       Software license revenue                 $  8,667         $  4,714              --
       Software services and other revenue         1,962              878               143
                                                --------         --------          --------
                                                  10,629            5,592               143

Operating expenses:

       Cost of revenues                            1,527              921               224
       Software development costs                  6,962            5,254             1,379
       Selling and marketing                       9,857            8,084               327
       General and administrative                  2,591            2,732               534
       Impairment of prepaid royalty                 483             --                --
                                                --------         --------          --------

Total operating expenses                          21,420           16,991             2,464
                                                --------         --------          --------

Operating loss                                   (21,420)         (16,991)           (2,464)

Interest and other income                          1,585            1,365               225
Impairment of long-lived assets                   (2,300)            --                --
                                                --------         --------          --------

Loss before income taxes                         (22,135)         (15,626)           (2,239)

Provision for income taxes                            37               22              --
                                                --------         --------          --------
Net loss                                        $(22,172)        $(15,648)         $ (2,239)
                                                --------         --------          --------

Beneficial conversion feature attributable to
       convertible preferred stock                  --              3,896              --
                                                --------         --------          --------

Net loss attributable to common shareholders    $(22,172)        $(19,544)         $ (2,239)
                                                ========         ========          ========

Basic and diluted net loss per share            $  (0.26)        $  (0.40)         $  (0.09)
                                                ========         ========          ========

Basic and diluted weighted average common
        shares outstanding                        45,233           35,264            24,383
                                                ========         ========          ========

                                                  December 31,    December 31,    December 31,
                                                     2002            2001            2000
                                                     ----            ----            ----
                                                                (in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents and marketable securities   $51,102        $64,527         $ 7,727
Working capital                                        47,746         57,518           7,254
Total assets                                           64,710         74,471           8,594
Long-term obligations                                    --              283            --
Stockholders' equity                                   55,901         63,562           8,057

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
RISKS AND  UNCERTAINTIES,  AND THAT ACTUAL  RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  PROJECTED IN THE  FORWARD-LOOKING  STATEMENTS.  THE FOLLOWING  DISCUSSION
SHOULD BE READ TOGETHER WITH THE CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES TO
THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

            FalconStor  was   incorporated   in  Delaware  for  the  purpose  of
developing,  manufacturing and selling network storage  infrastructure  software solutions and providing  related  maintenance,  implementation  and  engineering services. Our unique approach to storage networking enables companies to embrace state-of-art  equipment (based on SCSI, Fibre Channel or iSCSI) from any storage manufacturer  without  rendering  their existing or legacy  solutions  obsolete.
Several  strategic  partners  have  recognized  the  industrial  strength of our flagship  software,  IPStor(R),  and utilized it to power their special  purpose storage  appliances to perform Real Time Data Migration,  Data Replication,  and other advanced  storage  services.  IPStor  leverages high  performance IP or FC based networks to help corporate IT aggregate  storage  capacity and contain the run-away  cost  of  administering  mission-critical  storage  services  such  as snapshot, backup, data replication, and other storage services, in a distributed environment.  Over 300 customers  around the world have  deployed  IPStor in the production  environment to manage storage infrastructure with minimal TCO (Total
Cost of Ownership) and optimal ROI (Return on Investment).

            From March 2000  through  May 2001,  we  received  net  proceeds  of approximately $17.9 million from the sale of our preferred stock which converted into  approximately 20.2 million shares of our common stock. Our operations from inception  through  the second  quarter  of 2001 were  mainly  comprised  of the development of our core network storage infrastructure  software product. During
2000 and the first two  quarters of 2001,  we were in the  development  stage of operations,  and, as a result there were no significant  revenues generated from our  planned  principal  operations.  During  the  second  quarter  of 2001,  we completed the development of our principal product and released our software. We began to earn our first significant revenues from software licenses in the third quarter of 2001.

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

            Our  critical  accounting  policies  are those  related  to  revenue recognition. As described in note 1 to our consolidated financial statements, we recognize  revenue in  accordance  with the  provisions of Statement of Position
97-2,  Software  Revenue  Recognition,  as amended.  Software license revenue is recognized only when pervasive  evidence of an arrangement exists and the fee is fixed and determinable,  among other criteria.  An arrangement is evidenced by a signed customer contract for  nonrefundable  royalty advances received from OEMs or a  customer  purchase  order  for each  software  license  resold  by an OEM, distributor or solution  provider to an end user. The software  license fees are fixed and  determinable as our standard  payment terms range from 30 to 90 days, depending  on regional  billing  practices,  and we have not provided any of our customers  extended payment terms.  When a customer  licenses  software together with  the  purchase  of  maintenance,  we  allocate  a  portion  of  the  fee to maintenance  for its fair value  based on the  contractual  maintenance  renewal rate.

RESULTS OF  OPERATIONS - FOR THE YEAR ENDED  DECEMBER  31, 2002  COMPARED TO THE
YEAR ENDED DECEMBER 31, 2001

REVENUES

SOFTWARE LICENSE REVENUE

            Software  license  revenue is  comprised of software  licenses  sold through our OEM's, value-added resellers and distributors to end users and, to a lesser extent  directly to the end user.  These  revenues are  recognized  when, among other requirements,  we receive a customer purchase order and the software and  permanent  key  codes  are  delivered  to the  customer.  We  also  receive nonrefundable royalty advances from some of our OEM partners. These arrangements are evidenced by a signed customer contract,  and the revenue is recognized when the software product master is delivered and accepted.

            Software license revenue  increased 84% to $8.7 million in 2002 from
$4.7 million in 2001. The increase in software license revenue was partially due to the  release of our  principal  product  at the end of the second  quarter of
2001.  Therefore  in 2001,  we only had two full  quarters of  software  license revenue  compared  to a full year of  revenue  in 2002.  Another  reason for the increase in software license revenues was due to increased market  acceptance of our product as well as an increase in the number of our channel partners.

SOFTWARE SERVICES AND OTHER REVENUE

            Software  services  and other  revenues  are  comprised  of software maintenance and technical  support,  professional  services primarily related to the implementation of our software, engineering services, and to a lesser extent sales of computer  hardware.  Revenue  derived from  maintenance  and  technical support contracts is recognized  ratably over the contractual  maintenance term.
Professional  services  revenue is  recognized  in the period  that the  related
services  are  performed.   Engineering   services  are  primarily   related  to
customizing software product masters for some of our OEM partners.  Revenue from engineering services is recognized in the period the services are completed.  In
2002, we had a limited number of transactions in which we purchased hardware and bundled this  hardware  with our  software and sold the bundled  solution to our customer.  The associated revenue was recognized when the hardware was delivered to the  customer.  Software  services and other revenue  increased  123% to $2.0 million in 2002 from $0.9 million in 2001.  The primary  reason for the increase in service  and other  revenue is  related to an  increase  in the number of our maintenance  and  technical  support  contracts.  Since  our  software  was only released at the end of the second  quarter of 2001,  we had limited  maintenance and technical support revenue in 2001.

COST OF REVENUES

            Cost of revenues  consists  primarily of  personnel  and other costs associated  with providing  software  implementations,  technical  support under maintenance  contracts,  and training, all associated with software services and other revenue,  above.  Cost of revenues also includes the cost of the purchased hardware,  which is included in software services and other revenue,  above. The amortization of purchased software licenses and capitalized software development costs,  which is associated with software license  revenue,  is also included in cost of revenues.  The amortization of purchased  licenses for existing software products is recorded as software  development expense until the modified product is available for resale, and thereafter is recorded in cost of revenues.

                Cost of revenues increased 66% to $1.5 million in 2002 from $0.9 million in 2001. The main reason for the increase in cost of revenues is due to the increase in revenues. As a result of the increase in revenues, we required a higher average number of employees to provide technical support under our maintenance contracts and to help deploy our software. In addition, amortization of purchased software licenses was $0.2 million in 2002 as compared with $23,643 of capitalized software in 2001. The hardware costs associated with hardware revenue amounted to $0.2 million in 2002. There were no hardware costs in 2001.

            Gross  profit for the year ended  December 31, 2002 was $9.1 million or 86% compared  with $4.7 million or 84% for the year ended  December 31, 2001.
The  increase  in gross  margin  was due to the  increase  in  software  license revenues,  which have a higher gross margin than software services. The absolute dollar  increase  in gross  profit  was due to the  increase  in  total  revenue compared to the prior year.

SOFTWARE DEVELOPMENT COSTS

            Software  development costs consist primarily of personnel costs for product  development  personnel  and other  related  costs  associated  with the
development  of  new  products,   enhancements  to  existing  products,  quality
assurance and testing.  Software development costs increased 33% to $7.0 million in 2002 from $5.3 million in 2001.  The increase in software  development  costs was  partially  due to an increase in  development  personnel.  The  increase in employees  was  required to enhance and test our core network  storage  software product, as well as to develop new innovative features and options. During 2002, we  released  versions  3.0 and 3.5 of IPStor  and began  work on  version  4.0.
Another  reason for the  increase is related to the  amortization  of  purchased software licenses that we further developed during the period.  The amortization of these licenses is recorded as software development expense until the modified product is  available  for resale and then the  expenses are recorded in cost of revenues.

SELLING AND MARKETING

            Selling  and  marketing  expenses  consist  primarily  of sales  and marketing  personnel  and  related  costs,  travel,  public  relations  expense, marketing literature and promotions,  commissions,  trade show expenses, and the costs associated with our foreign sales offices.  Selling and marketing expenses increased  22% to $9.9 million in 2002 from $8.1 million in 2001.  This increase in selling and marketing  expenses was due to our product being released  during the end of the second quarter of 2001. As a result of this release,  we expanded our sales force to accommodate our revenue growth and we initiated our marketing efforts to promote our product and create brand  awareness.  In  addition,  as a result of the increase in revenues our commission expense increased.

GENERAL AND ADMINISTRATIVE

            General and  administrative  expenses consist primarily of personnel costs of general and  administrative  functions,  public  company  related fees, directors and officers insurance,  legal and professional fees and other general corporate overhead costs.  General and  administrative  expenses decreased 5% to
$2.6  million in 2002 from $2.7  million in 2001.  The  decrease  in general and administrative  expenses  was due to a non-cash  consulting  expense  for option grants and higher legal fees in 2001.  These amounts were partially  offset by a significant increase in premiums for directors and officers insurance in 2002.

INTEREST AND OTHER INCOME

            Interest and other income increased 16% to $1.6 million in 2002 from
$1.4 million in 2001. This increase in interest income was due to higher average cash,  cash  equivalent  and marketable  securities  balances as a result of the merger with NPI.

INCOME TAXES

            We did not record a tax benefit  associated  with the  pre-tax  loss incurred from the period from inception (February 10, 2000) through December 30,
2002, as we deemed that it was more likely than not that the deferred tax assets will not be realized based on our  development  and now early stage  operations.
Accordingly, we provided a full valuation allowance against our net deferred tax assets.

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

            In  October  2001,  we  entered  into an  agreement  with  Network-1
Security  Solutions,  Inc.  ("NSSI"),  a publicly traded  company,  whereby $2.8 million  was paid to  NSSI,  of  which  $2.3  million  was for the  purchase  of convertible  preferred  stock of NSSI  accounted for under the cost method,  and
$0.5 million was for a non-refundable  prepaid royalty recoupable against future product sales of NSSI's product.  Primarily due to the decline since May 2002 in the market value of NSSI's common stock  underlying  the  convertible  preferred stock  significantly  below the Company's cost, we have concluded the decline in the  fair  value of our  investment  in  NSSI's  preferred  stock is other  than temporary.  Accordingly,  in 2002 we recorded an impairment  charge to write-off our investment in NSSI preferred  stock. In addition,  due to the lack of market acceptance  of the NSSI  product in its current  state,  we  concluded  that the unrecouped  prepaid  royalty is not  recoverable  and it was  written  off. As a result,  in 2002,  we  recorded  a $2.8  million  charge for the  impairment  of long-lived and other assets related to our NSSI agreement, of which $0.5 million was an operating expense.

RESULTS OF  OPERATIONS - FOR THE YEAR ENDED  DECEMBER  31, 2001  COMPARED TO THE
PERIOD FROM INCEPTION (FEBRUARY 10, 2000) THROUGH DECEMBER 31, 2000

REVENUES

SOFTWARE LICENSE REVENUE

            Software  license  revenue was $4.7 million in 2001.  For the period from  inception  (February  10,  2000)  through  December  31, 2000 there was no software license revenue since our principal  product was not released until the end of the second quarter of 2001.

SOFTWARE SERVICES AND OTHER REVENUE

            Software  services  and other  revenue  increased to $0.9 million in
2001 from $0.1 million for the period from inception (February 10, 2000) through
December 31, 2000.  The increase in software  services and other revenue was due to our  principal  product  being  released at the end of the second  quarter of
2001.  As a result,  we earned  software  implementation  revenues,  engineering services  revenues  related to customizing  software product masters for our OEM partners,  and maintenance and technical  support  revenues  associated with our software  license  revenues.  For the period from inception  (February 10, 2000)
through December 31, 2000,  software services and other revenues were related to network consulting services.

COST OF REVENUES

            Cost of revenues increased to $0.9 million in 2001 from $0.2 million in 2000.  The main reason for the  increase  in cost of revenues  was due to the increase in revenues.  As a result of the increase in revenues, we increased our average number of technical support and consulting employees.

            Gross  profit  (loss) for the year ended  December 31, 2001 was $4.7 million or 84% compared  with  ($80,000) or (56%) for the period from  inception
(February 10, 2000) through  December 31, 2000. The increase in gross margin was due to the  increase in software  license  revenues,  which have a higher  gross margin than network consulting fees. In 2000, the cost of employee  compensation exceeded revenues earned.

SOFTWARE DEVELOPMENT COSTS

            Software  development  costs  were $5.3  million  for the year ended
December  31, 2001  compared  with $1.4  million  for the period from  inception
(February 10, 2000) through  December 31, 2000.  The $3.9 million  increase from the prior year was mainly  due to an  increase  in  development  personnel.  The increase  in  employees  was  required  to  develop  our  initial  core  storage networking infrastructure software product, as well as to develop new innovative features and options.

SELLING AND MARKETING

            Selling and marketing expenses increased from approximately $327,000 for the period from inception  (February 10, 2000) through  December 31, 2000 to
$8.1 million for the year ended December 31, 2001.  This increase in selling and marketing  expenses was due to our product being released  during the end of the second quarter of 2001. As a result of this release, we expanded our sales force to  accommodate  our revenue  growth and we initiated our  marketing  efforts to promote  our  product  and to create  brand  awareness.  Selling  and  marketing expenses were limited in 2000 since our product had not yet been released.

GENERAL AND ADMINISTRATIVE

            General and  administrative  expenses were $2.7 million for the year ended  December 31,  2001,  an increase of  approximately  $2.2 million from the period from  inception  (February  10, 2000)  through  December  31,  2000.  The increase in general and administrative expenses was due to increased salaries as a result of increased  personnel  associated  with building our basic  corporate infrastructure.  Additionally,  as a public  company,  in 2001 we began to incur additional  legal and  professional  fees and  corporate  directors and officers insurance expense.

INTEREST AND OTHER INCOME

            Interest  and  other  income  was $1.4  million  for the year  ended
December  31, 2001  compared  with  approximately  $226,000  for the period from inception  (February  10, 2000)  through  December  31,  2000.  The $1.2 million increase in interest  income was due to higher average cash, cash equivalent and marketable  securities  balances  as a result of the merger with NPI, as well as the cash we raised from the issuance of Series C convertible preferred stock.

INCOME TAXES

            We did not record a tax benefit  associated  with the  pre-tax  loss incurred from the period from inception (February 10, 2000) through December 31,
2001, as we deemed that it was more likely than not that the deferred tax assets will not be realized based on our  development  and now early stage  operations, and accordingly, we provided a full valuation allowance against the deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

            Our cash and cash  equivalents  totaled $14.2 million and marketable securities  totaled $36.9 million at December 31, 2002. As of December 31, 2001, we had  $38.4  million  in cash  and  cash  equivalents  and  $26.2  million  in marketable  securities.  Net cash  used in  operating  activities  totaled  $7.5 million for the year ended December 31, 2002. This was primarily a result of our net loss of $11.5  million and an increase  in accounts  receivable  and prepaid expenses and other current  assets,  and a decrease in accounts  payable.  These amounts were partially offset by non-cash charges of $5.3 million  consisting of
depreciation  and  amortization,   non-cash   professional   services  expenses,
equity-based  compensation  and  impairment of long-lived  and other assets,  in addition to increases in deferred revenue and accrued expenses. Net cash used in operating  activities  for the year ended  December 31, 2001 was $10.1  million.
This was mainly  attributable to our net loss of $10.1 million  partially offset by non-cash expenses of $1.5 million and increases in accounts payable,  accrued expenses  and  deferred  revenue.  The  increase  in  net  cash  used  was  also attributable to increases in accounts  receivable and prepaid expenses and other current  assets.  For the period from  inception  (February  10,  2000)  through
December 31, 2000 the net cash used of $1.4 million was mainly  attributable  to our net loss of $2.1  million  partially  offset by  non-cash  expenses  of $0.2 million and  increases  in  accounts  payable,  accrued  expenses  and  deferred revenue.

            Net cash used in investing activities was $15.5 million in 2002, due primarily to net purchases of marketable  securities of $10.6 million,  net cash paid for  acquisitions  of $2.6 million,  purchases of property and equipment of
$1.3  million and purchase of  investments,  software  licenses  and  intangible assets. Net cash provided by investing activities was $34.7 million for the year ended December 31, 2001, due primarily to the $48.2 million of net cash acquired from the merger with NPI. These amounts were  partially  offset by net purchases of marketable  securities of $7.4 million, $1.3 million in purchases of property and equipment,  $2.2 million related to the purchase of software  licenses and a
$2.3  million  investment  in  preferred  stock  of  another  entity  which  was subsequently  written  off.  See  Note  9 of  Notes  to  Consolidated  Financial
Statements.  For the period from inception  (February 10, 2000) through December
31,  2000  the net  cash  used by  investing  activities  of  $0.9  million  was attributable  to  purchases  of  property  and  equipment  of $0.6  million  and approximately $0.2 million in security deposits.

            Net cash provided by financing  activities  was $0.9 million for the year ended  December 31, 2002,  which was  comprised of $1.1 million  related to proceeds from  exercise of stock  options  offset by $0.2 million in payments to acquire  treasury  stock.  Net cash  provided by financing  activities  was $7.0 million for the year ended December 31, 2001 which was comprised of $7.9 million raised  from our Series C  preferred  stock  financing  and  approximately  $0.3 million from the exercise of stock options.  These amounts were partially offset by the repurchase of treasury  stock totaling $1.2 million.  For the period from inception  (February  10, 2000)  through  December 31,  2000,  cash  provided by financing activities was $10.0 million;  primarily from the issuance of Series A and B preferred stock.

            For the year ended  December 31, 2002 and 2001, we paid $2.1 million and $0.8 million, respectively, related to discontinued operations.

            As of December 31, 2002, we had $4.2 million of liabilities  related to the discontinued  operations of NPI. See note 16 to the audited  consolidated financial statements.

            In October 2001, our Board of Directors authorized the repurchase of up to two million  shares of our  outstanding  common  stock,  of which  235,000 shares were  repurchased  through  December 31, 2002,  at an aggregate  purchase price of $1.4 million.

            In connection  with our  acquisition  of IP Metrics in July 2002, we are  required to make cash  payments to the former  shareholders  of IP Metrics, which are  contingent  on the level of revenues  from IP Metrics  products for a period of twenty-four  months subsequent to the acquisition.  As of December 31,
2002, the Company has accrued $0.2 million of additional purchase  consideration related to sales of IP Metrics products.

            Our principal  sources of liquidity are cash,  cash  equivalents and marketable  securities,  which are  expected  to be used for  general  corporate purposes, including expansion of operations and capital expenditures.

            We believe that our current  balance of cash,  cash  equivalents and
marketable  securities,   and  expected  cash  flows  from  operations  will  be
sufficient to meet our cash requirements for at least the next twelve months.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In June 2002,  the FASB issued  Statement  of  Financial  Accounting
Standards  No.  146,  "Accounting  for Costs  Associated  with Exit or  Disposal
Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an  exit  activity  (including  restructuring  costs)  or  with  a  disposal  of long-lived  assets.  Companies  will be  required  to record an  expense  when a liability  for an exit or disposal  activity is incurred  and can be measured at fair value.  The Company  does not expect the adoption of SFAS No. 146 to have a material impact on its consolidated results of operations or financial position.

            In November  2002, the FASB issued FIN 45,  "Guarantor's  Accounting and Disclosure  Requirements for Guarantees,  Including  Indirect  Guarantees of
Indebtedness of Others." This interpretation  expands the disclosures to be made by a guarantor in its financial  statements about its obligations  under certain guarantees  and  requires the  guarantor  to recognize a liability  for the fair value  of an  obligation  assumed  under  a  guarantee.  FIN  45  clarifies  the requirements  of  SFAS  No.  5,  "Accounting  for  Contingencies,"  relating  to
guarantees.   In  general,  FIN  45  applies  to  contracts  or  indemnification agreements  that  contingently  require the  guarantor  to make  payments to the guaranteed party based on changes in a specified interest rate,  security price, foreign exchange rate or other variable that is related to an asset,  liability, or equity  security  of the  guaranteed  party,  or failure of another  party to
perform  under  an  obligating  agreement  (performance   guarantees).   Certain
guarantee  contracts  are  excluded  from both the  disclosure  and  recognition
requirements  of  this  interpretation,   including,  among  others,  guarantees
relating to employee compensation, residual value guarantees under capital lease arrangements,  commercial  letters of  credit,  loan  commitments,  subordinated interests in a special purpose entity,  and guarantees of a company's own future performance.  Other guarantees are subject to the disclosure requirements of FIN
45 but not to the recognition  provisions and include, among others, a guarantee accounted  for as a  derivative  instrument  under SFAS No. 133, and a guarantee covering product performance,  not product price. The disclosure requirements of
FIN 45 are  effective  for the  Company as of  December  31,  2002,  and require disclosure  of the nature of the  guarantee,  the  maximum  potential  amount of future  payments  that  the  guarantor  could  be  required  to make  under  the guarantee,  and the current amount of the liability, if any, for the guarantor's obligations under the guarantee.  The recognition  requirements of FIN 45 are to be applied  prospectively  to guarantees  issued or modified  after December 31,
2002. Certain guarantees  included in software license agreements that have been entered  into by the Company are  disclosed in Note 11.

            In December 2002, the FASB issued Statement of Financial  Accounting
Standards No. 148,  "Accounting  for  Stock-Based  Compensation--Transition  and
Disclosure"  ("SFAS No. 148"). SFAS No.148 amends SFAS No. 123,  "Accounting for
Stock-Based  Compensation," to provide  alternative  methods of transition for a voluntary  change to the fair  value-based  method of accounting for stock-based employee  compensation  ("transition  provisions").  In  addition,  SFAS No. 148 amends the  disclosure  requirements  of  Accounting  Principals  Board  ("APB")
Opinion No. 28, Interim Financial  Reporting,  to require proforma disclosure in interim financial  statements by companies that elect to account for stock-based compensation  using the intrinsic value method  prescribed in APB Opinion No. 25
("disclosure provisions").  The transition methods of SFAS No. 148 are effective for financial  statements  for fiscal years ending after  December 15, 2002. The
Company   continues  to  use  the  intrinsic  value  method  of  accounting  for stock-based compensation.  As a result, the transition provisions do not have an effect on the  Company's  consolidated  financial  statements.  The  Company has adopted the disclosure requirements of SFAS No. 148.

                                  RISK FACTORS

WE HAVE HAD LIMITED REVENUES AND A HISTORY OF LOSSES,  AND WE MAY NOT ACHIEVE OR
MAINTAIN PROFITABILITY.

            Due to the early stage of our product,  we have had limited revenues and a history of losses.  For the years ended December 31, 2002 and 2001, we had revenues of $10.6  million and $5.6 million,  respectively.  The increase in our revenues  from 2001 to 2002 is  primarily  due to the  release of our  principal product at the end of the second  quarter of 2001. For the period from inception
(February  10, 2000) through  December 31, 2002 and for the year ended  December
31, 2002, we had a net loss of $23.7 million and $11.5 million, respectively. We have signed contracts with resellers and original  equipment  manufacturers,  or
OEMs,  and believe  that as a result of these  contracts,  our  revenues  should increase in the future.  Our business model depends upon signing agreements with additional OEM  customers,  further  developing our reseller sales channel,  and expanding  our direct sales force.  Any  difficulty  in obtaining  these OEM and reseller  customers or in attracting  qualified  sales personnel will hinder our ability to generate additional revenues and achieve or maintain profitability.

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

DUE  TO  THE  UNCERTAIN  AND  SHIFTING   DEVELOPMENT  OF  THE  NETWORK   STORAGE
INFRASTRUCTURE  SOFTWARE MARKET,  WE MAY HAVE DIFFICULTY  ACCURATELY  PREDICTING
REVENUE FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES.

            Due to the  early  stage  of our  product,  we have  only a  limited history from which to predict our revenue.  This limited  operating  experience, combined with the rapidly evolving nature of the network storage  infrastructure software  market in which we sell our products and other factors that are beyond our control, reduces our ability to accurately forecast our quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget.
Most of our  expenses  are fixed in the short  term or  incurred  in  advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.

GLOBAL  ECONOMIC  CONDITIONS  MAY  CONTINUE  TO  ERODE,  WHICH  COULD  RESULT IN
DECREASED REVENUES.

            The  macroeconomic  environment and capital  spending on information technology  have continued to erode,  resulting in continued  uncertainty in our revenue  expectations.  The  operating  results  of our  business  depend on the overall demand for network storage  infrastructure  software.  Because our sales are primarily to major  corporate  customers  whose  businesses  fluctuate  with general  economic and  business  conditions,  continued  soft demand for network storage  infrastructure  software  caused by a weakening  economy and  budgetary constraints may result in decreased revenues. Customers may continue to defer or to reconsider  purchasing  our software if they continue to experience a lack of growth  in their  business  or if the  general  economy  fails to  significantly improve, resulting in a lack of demand for our product.

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

IF WE ARE UNABLE TO DEVELOP AND MANUFACTURE NEW PRODUCTS THAT ACHIEVE ACCEPTANCE
IN THE NETWORK STORAGE INFRASTRUCTURE SOFTWARE MARKET, OUR OPERATING RESULTS MAY
SUFFER.

            The network  storage  infrastructure  software  market  continues to evolve and as a result there is continuing demand for new products. Accordingly, we may need to develop and  manufacture  new products  that  address  additional
network   storage   infrastructure   software   market   segments  and  emerging
technologies to remain competitive in the data storage software industry. We are
uncertain   whether  we  will   successfully   qualify   new   network   storage
infrastructure   software  products  with  our  customers  by  meeting  customer performance and quality specifications or quickly achieve high volume production of storage networking  infrastructure  software products. Any failure to address additional  market  segments  could harm our business,  financial  condition and operating results.

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

THE NETWORK STORAGE  INFRASTRUCTURE  SOFTWARE  MARKET IS HIGHLY  COMPETITIVE AND
INTENSE COMPETITION COULD NEGATIVELY IMPACT OUR BUSINESS.

            The network  storage  infrastructure  software  market is  intensely competitive  even during periods when demand is stable.  Some of our current and potential  competitors have longer operating  histories,  significantly  greater resources,  broader name  recognition  and a larger  installed base of customers than we have. Those  competitors and other potential  competitors may be able to establish or to expand network storage  infrastructure  software  offerings more quickly,  adapt to new technologies and customer  requirements  faster, and take advantage of acquisition and other opportunities more readily.

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

OUR BOARD OF DIRECTORS MAY  SELECTIVELY  RELEASE SHARES OF OUR COMMON STOCK FROM
LOCK-UP RESTRICTIONS.

         Currently,  approximately  1.9 million  shares of our common  stock are subject to  contractual  lock-up  restrictions  expiring on April 30, 2003,  and approximately 26.8 million shares of our common stock are subject to contractual lock-up restrictions  expiring on April 30, 2004. Our board of directors may, in its sole  discretion,  release any or all of the shares of our common stock from lock-up  restrictions  at any time with or without  notice.  Any release of such shares from lock-up  restrictions may be applied on a proportionate or selective basis. If the release is selectively  applied, the stockholders whose shares are not  released  will be forced to hold such shares while other  stockholders  may sell.  In addition,  the release of any of such shares  could  depress our stock price.  Our  board  of  directors  has  agreed  to a  phased  release  of  up to approximately  2.0 million  shares  between  November 1, 2002 and April 1, 2004, from the shares that are subject to contractual lock-up restrictions expiring on
April 30, 2004.

OUR STOCK PRICE MAY BE VOLATILE

         The market price of our common stock has been  volatile in the past and may be volatile in the future.  For example,  during the year ended December 31,
2002,  the  market  price of our common  stock as quoted on the NASDAQ  National
Market  System  fluctuated  between  $3.61 and $11.97.  The market  price of our common stock may be significantly affected by the following factors:

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING OPTIONS, THE EXERCISE OF WHICH WOULD
DILUTE THE THEN-EXISTING STOCKHOLDERS' PERCENTAGE OWNERSHIP OF OUR COMMON STOCK.

         As of December 31,  2002,  we have  outstanding  options to purchase an aggregate of 9,387,579 shares of our common stock at a weighted average exercise price of $3.55 per share.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL SUFFER.

         Our success is dependent upon our  proprietary  technology.  Currently, the IPStor  software suite is the core of our  proprietary  technology.  We have nine pending patent  applications  and multiple pending  trademark  applications related to our IPStor product. We cannot predict whether we will receive patents for our pending or future  patent  applications,  and any patents that we own or that  are  issued  to us may be  invalidated,  circumvented  or  challenged.  In addition,  the laws of certain  countries in which we sell and  manufacture  our products,  including various countries in Asia, may not protect our products and intellectual  property  rights  to the same  extent  as the  laws of the  United
States.

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
             or

         o   redesign those products that use infringing  intellectual  property or cease to use an infringing product or trademark.

THE LOSS OF ANY OF OUR KEY PERSONNEL COULD HARM OUR BUSINESS.

         Our  success  depends  upon  the  continued  contributions  of our  key employees,  many of whom would be extremely difficult to replace. We do not have key person life  insurance on any of our  personnel  Worldwide  competition  for skilled  employees in the network storage  infrastructure  software  industry is extremely intense.  If we are unable to retain existing employees or to hire and integrate new employees, our business, financial condition and operating results could suffer.  In addition,  companies  whose  employees  accept  positions with competitors  often  claim that the  competitors  have  engaged in unfair  hiring practices. We may be the subject of such claims in the future as we seek to hire qualified  personnel  and could  incur  substantial  costs  defending  ourselves against those claims.

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

LONG TERM CHARACTER OF INVESTMENTS.

         We made an investment in Network-1 Security  Solutions,  Inc., and were required to record an impairment  charge of $2.3 million from this investment in the year ended  December  31, 2002.  Despite this loss,  we may continue to make
equity   investments  in  other  entities   (although  we  have  no  agreements,
commitments or understandings  with respect to equity investments other than our investment in Network-1 Security Solutions, Inc.). Our present and future equity investments  may never  appreciate  in value,  and are  subject to normal  risks associated with equity investments in businesses.  These investments may involve technology  risks as well as  commercialization  risks and  market  risks.  As a result, we may be required to write down some or all of these investments in the future.

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

ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                                  Page

      Independent Auditors' Report............................................26

      Consolidated Balance Sheets as of December 31, 2002 and 2001............27

      Consolidated Statements of Operations for the years ended December 31,
        2002 and 2001 and for the period from inception (February 10, 2000)
        through December 31, 2000.............................................28

      Consolidated Statements of Stockholders' Equity and Comprehensive
        Loss for the years ended December 31, 2002 and 2001 and for the period from inception (February 10, 2000) through December 31, 2000...29

      Consolidated Statements of Cash Flows for the years ended December
        31, 2002 and 2001 and for the period from inception
       (February 10, 2000) through December 31, 2000..........................30

      Notes to Consolidated Financial Statements..............................32

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FalconStor Software, Inc.:

         We  have  audited  the  accompanying  consolidated  balance  sheets  of
FalconStor Software, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related  consolidated  statements of  operations,  stockholders'  equity and comprehensive  loss, and cash flows for each of the years in the two-year period ended  December  31,  2002 and the period from  inception  (February  10,  2000)
through  December 31, 2000.  These  consolidated  financial  statements  are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material  respects,  the financial position of FalconStor
Software,  Inc.  and  subsidiaries  as of December  31,  2002 and 2001,  and the results  of their  operations  and their cash flows for each of the years in the two-year period ended December 31, 2002 and the period from inception  (February
10, 2000) through  December 31, 2000, in conformity with  accounting  principles generally accepted in the United States of America.

                                                                /s/ KPMG LLP

Melville, New York
January 28, 2003, except for note 16, which is
as of February 26, 2003

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                -----------------------------

                                                                                    2002             2001
                                                                                --------------  -------------
                                     Assets
Current assets:
   Cash and cash equivalents ................................................   $ 14,191,075    $ 38,370,937
   Marketable securities ....................................................     36,910,448      26,156,180
   Accounts receivable, net .................................................      4,285,892       2,539,987
   Prepaid expenses and other current assets ................................      1,167,174       1,077,017
                                                                                ------------    ------------

            Total current assets ............................................     56,554,589      68,144,121

Property and equipment, net .................................................      2,068,001       1,605,396
Investments .................................................................           --         2,300,062
Goodwill ....................................................................      3,301,599            --
Other intangible assets, net ................................................        309,491            --
Other assets ................................................................      2,476,306       2,421,376
                                                                                ------------    ------------

            Total assets ....................................................   $ 64,709,986    $ 74,470,955
                                                                                ============    ============

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable .........................................................   $    437,088    $    544,998
   Accrued expenses .........................................................      1,987,651       1,588,723
   Deferred revenue .........................................................      2,182,729         357,912
   Liabilities of discontinued operations ...................................      4,201,465       8,134,322
                                                                                ------------    ------------

            Total current liabilities .......................................      8,808,933      10,625,955
                                                                                ------------    ------------

    Long-term liabilities of discontinued operations ........................           --           283,428
                                                                                ------------    ------------

 Commitments

 Stockholders' equity:
   Convertible preferred stock - $.001 par value, 2,000,000 shares authorized           --              --
    Common stock - $.001 par value, 100,000,000 shares authorized,
       45,527,590 and 45,049,379 shares issued, respectively                          45,528          45,049
   Additional paid-in capital ...............................................     81,423,661      77,991,996
   Deferred compensation ....................................................       (471,445)     (1,026,674)
   Accumulated deficit ......................................................    (23,694,634)    (12,151,469)
   Common stock held in treasury, at cost (235,000 and 190,000 shares, respectively)
                                                                                  (1,435,130)     (1,220,730)
   Accumulated other comprehensive income (loss) ............................         33,073         (76,600)
                                                                                ------------    ------------

            Total stockholders' equity ......................................     55,901,053      63,561,572
                                                                                ------------    ------------
            Total liabilities and stockholders' equity ......................   $ 64,709,986    $ 74,470,955
                                                                                ============    ============

          See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                           Period from
                                                                             Year Ended     Year Ended    Inception (February
                                                                            December 31,   December 31,    10, 2000) through
                                                                                2002           2001        December 31, 2000
                                                                            ------------   -------------  ------------------

Revenues:
   Software license revenue .............................................   $  8,666,583    $  4,713,909    $       --
   Software services and other revenue ..................................      1,962,309         877,820         143,294
                                                                            ------------    ------------    ------------
                                                                              10,628,892       5,591,729         143,294
                                                                            ------------    ------------    ------------

Operating expenses:
   Amortization of purchased and capitalized software ...................        218,191          23,643            --
   Cost of software services and other revenue ..........................      1,309,139         897,145         223,689
   Software development costs ...........................................      6,961,769       5,253,842       1,379,260
   Selling and marketing ................................................      9,856,496       8,084,588         327,142
   General and administrative ...........................................      2,591,430       2,731,551         534,473
   Impairment of prepaid royalty ........................................        482,715            --              --
                                                                            ------------    ------------    ------------
                                                                              21,419,740      16,990,769       2,464,564
                                                                            ------------    ------------    ------------
           Operating loss ...............................................    (10,790,848)    (11,399,040)     (2,321,270)
                                                                            ------------    ------------    ------------

Interest and other income ...............................................      1,585,351       1,364,780         225,551
Impairment of long-lived assets .........................................     (2,300,062)           --              --
                                                                            ------------    ------------    ------------

         Loss before income taxes .......................................    (11,505,559)    (10,034,260)     (2,095,719)

 Provision for income taxes .............................................         37,606          21,490            --
                                                                            ------------    ------------    ------------

         Net loss .......................................................   $(11,543,165)   $(10,055,750)   $ (2,095,719)
                                                                            ------------    ------------    ------------

Beneficial conversion feature attributable
   to convertible preferred stock .......................................           --         3,896,287            --
                                                                            ------------    ------------    ------------

 Net loss attributable to common
   shareholders .........................................................   $(11,543,165)   $(13,952,037)   $ (2,095,719)
                                                                            ============    ============    ============

 Basic and diluted net loss per share attributable to common shareholders   $      (0.26)   $      (0.40)   $      (0.09)
                                                                            ============    ============    ============

 Basic and diluted weighted average common
   shares outstanding ...................................................     45,232,595      35,264,277      24,383,166
                                                                            ============    ============    ============

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
                                    stock        stock        stock        stock          capital           compensation
                                 ----------------------------------------------------------------------------------------
Issuance of stock options to
  non-employees                         -             -        -                 -             32,890                    -

Compensation expense for
  accelerated vesting of
  stock options                         -             -        -                 -            231,415                    -

Exercise of stock options               -             -        -               479          1,112,970                    -

Amortization of deferred
  compensation and option
  forteitures                           -             -        -                 -            (95,610)             555,229

Net loss                                -             -        -                 -                  -                    -

Acquisiton of treasury stock            -             -        -                 -                  -                    -

Adjustments to the fair value
  of the net tangible assets
  acquired in the NPI merger            -             -        -                 -          2,150,000                    -

Net unrealized gain on
  marketable services                   -             -        -                 -                  -                    -

Foreign currency translation
  adjustment                            -             -        -                 -                  -                    -
                              --------------------------------------------------------------------------------------------
Balance, December 31, 2002     $        -           $ -   $    -         $  45,528       $ 81,423,661         $   (471,445)
                              ============================================================================================

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
                                   Accumulated           Treasury           hensive        stockholders'           hensive
                                     Deficit              stock              loss             equity                loss
                              ------------------------------------------------------------------------------------------------

Issuance of stock options to
  non-employees                         -                   -                  -                 32,890               -

Compensation expense for                -                   -                  -                231,415               -
  accelerated vesting of
  stock options

Exercise of stock options               -                   -                  -              1,113,449               -

Amortization of deferred
  compensation and option
  forteitures                           -                   -                  -                451,619               -

Net loss                         (11,543,165)               -                  -            (11,543,165)       (11,543,165)

Acquisiton of treasury stock            -               (214,400)              -               (214,400)              -

Adjustments to the fair value
  of the net tangible assets
  acquired in the NPI merger            -                   -                  -              2,150,000               -

Net unrealized gain on
  marketable services                   -                   -                90,904              90.904             90,904

Foreign currency translation
  adjustment                            -                   -                18,769              18,769             18,769
                              --------------         -----------          ---------        ------------      -------------
Balance, December 31, 2002      $(23,694,634)        $(1,435,130)         $  33,073        $ 55,901,053      $ (11,433,492)
                              ==============         ===========          =========        ============      =============

           See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   Period from
                                                                                                               Inception (February
                                                                       Year Ended           Year Ended          10, 2000) through
                                                                   December 31, 2002    December 31, 2001       December 31, 2000
                                                                   -----------------    -----------------       -----------------

Cash flows from operating activities:
   Net loss ........................................................   $(11,543,165)      $(10,055,750)         $ (2,095,719)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization .............................      1,747,380            617,277                50,905
         Non-cash professional services expenses ...................         32,890            450,802               118,647
         Equity-based compensation expense .........................        691,034            471,317                27,609
         Impairment of long-lived and other assets .................      2,782,777               --                    --
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable, net ..................................     (1,728,305)        (2,524,173)              (15,814)
         Prepaid expenses and other current assets .................       (571,635)        (1,029,022)              (47,995)
         Other assets ..............................................         (9,119)              --                    --
         Accounts payable ..........................................       (121,685)           407,633               137,365
         Accrued expenses ..........................................         55,868          1,321,774               266,949
         Deferred revenue ..........................................      1,175,735            224,912               133,000
                                                                       ------------       ------------          ------------

            Net cash used in operating activities ..................     (7,488,225)       (10,115,230)           (1,425,053)
                                                                       ------------       ------------          ------------

Cash flows from investing activities:
   Purchase of marketable securities ...............................    (39,507,257)        (9,312,973)                 --
   Sale of marketable securities ...................................     28,843,893          1,868,430                  --
   Purchase of investment ..........................................        (75,000)        (2,300,062)                 --
   Purchase of property and equipment ..............................     (1,272,104)        (1,340,583)             (634,106)
   Purchase of software licenses ...................................       (800,000)        (2,240,000)                 --
   Purchase of intangible assets ...................................       (145,534)              --                    --
   Net cash acquired from acquisition of NPI .......................           --           48,208,649                  --
   Net cash paid for acquisition of IP Metrics .....................     (2,381,726)              --                    --
   Net cash paid for acquisition of FarmStor .......................       (169,640)              --                    --
   Security deposits ...............................................        (35,802)          (210,166)             (220,099)
                                                                       ------------       ------------          ------------

      Net cash (used in) provided by investing activities ..........    (15,543,170)        34,673,295              (854,205)
                                                                       ------------       ------------          ------------

Cash flows from financing activities:
   Net proceeds from issuance of preferred stock ...................           --            7,932,335             9,973,445
   Proceeds from exercise of stock options .........................      1,113,449            254,866                  --
   Proceeds from issuance of common stock ..........................           --                 --                  55,000
   Payments to acquire treasury stock ..............................       (214,400)        (1,220,730)                 --
                                                                       ------------       ------------          ------------

      Net cash provided by financing activities ....................        899,049          6,966,471            10,028,445
                                                                       ------------       ------------          ------------

Cash flows from discontinued operations:
      Payments of liabilities of discontinued operations ...........     (2,066,285)          (821,653)                 --
                                                                       ------------       ------------          ------------

Effect of exchange rate changes on cash ............................         18,769            (59,128)              (22,005)
                                                                       ------------       ------------          ------------

 Net (decrease) increase in cash and cash equivalents ..............    (24,179,862)        30,643,755             7,727,182

Cash and cash equivalents, beginning of period .....................     38,370,937          7,727,182                  --
                                                                       ------------       ------------          ------------

 Cash and cash equivalents, end of period ..........................   $ 14,191,075       $ 38,370,937          $  7,727,182
                                                                       ============       ============          ============

 Supplemental disclosures of cash flow information:

In connection with the merger with NPI (note 2), additional paid-in capital increased as follows:

Cash acquired                                                                   --       57,091,647
Marketable securities acquired                                                  --       18,707,104
Merger related costs                                                            --       (8,882,998)
Fair value of property and equipment acquired                                   --           50,000
Fair value of accounts receivable acquired                                      --           92,000
Liabilities of discontinued operations assumed                             2,150,000     (9,331,403)
                                                                        ------------   ------------

Increase in additional paid-in capital                                  $  2,150,000   $ 57,726,350
                                                                        ============   ============

  Cash paid for income taxes                                            $     34,082   $         --             $        --
                                                                        ============   =============             ===========

The Company did not pay any interest expense for the period from inception
(February 10, 2000) through December 31, 2002.

           See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) THE COMPANY AND NATURE OF OPERATIONS

      FalconStor  Software,   Inc.,  a  Delaware  Corporation  (the  "Company"),
develops,   manufactures  and  sells  network  storage  infrastructure  software solutions and provides the related  maintenance,  implementation and engineering services.

(b) PRINCIPLES OF CONSOLIDATION

      The consolidated  financial statements include the accounts of the Company and its wholly owned  subsidiaries.  All significant  intercompany  balances and transactions have been eliminated in consolidation.

(c) CASH EQUIVALENTS AND MARKETABLE SECURITIES

      The Company  considers  all highly liquid  investments  with a maturity of three months or less when purchased to be cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$13.6  million and $38.3  million at December  31, 2002 and 2001,  respectively.
Marketable  securities  at December 31, 2002 and 2001  amounted to $36.9 million and $26.2 million, respectively, and consisted of corporate bonds and government securities,  which  are  classified  as  available  for sale,  and  accordingly, unrealized  gains  and  losses  on  marketable  securities  are  reflected  as a component of stockholders' equity.

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

      In 2002,  the Company  had a limited  number of  transactions  in which it purchased  hardware and bundled this hardware  with the  Company's  software and sold the bundled solution to its customer. The associated revenue was recognized when the hardware was delivered to the customer.

(e)  PROPERTY AND EQUIPMENT

      Property and  equipment are recorded at cost.  Depreciation  is recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years).

(f)  GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill  represents  the excess of the purchase  price over the estimated fair value of net  tangible  and  identifiable  intangible  assets  acquired  in
business  combinations.   Other  intangible  assets  mainly  represent  customer
relationships and purchased  technology.  Consistent with SFAS 142, Goodwill and
Other Intangible  Assets,  the Company has not amortized goodwill related to its acquisitions,  but  instead  tested the  balance  for  impairment.  Identifiable intangible assets are amortized over a three-year period using the straight-line method. Amortization expense was $52,892 in 2002.

(g)  SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

      Costs  associated  with  the  development  of new  software  products  and enhancements  to existing  software  products  are  expensed  as incurred  until technological  feasibility  of the  product has been  established.  Based on the
Company's product development process,  technological feasibility is established upon completion of a working model.  The Company did not capitalize any software development costs until its initial product reached technological feasibility in the end of March 2001. Until such product was released,  the Company capitalized
$94,570  of  software  development  costs,  of which  $31,524  and  $23,643  was amortized in 2002 and 2001,  respectively.  Amortization of software development costs is recorded at the greater of straight  line over three years or the ratio of current  revenue of the  related  products to total  current and  anticipated future revenue of these products.

      In 2002 and 2001, the Company purchased  software  technology for $800,000 and $2,240,000,  respectively,  which is included in other assets in the balance sheets.  Amortization  expense  was  $867,499  and  $248,889  in 2002 and  2001, respectively.

(h)  INCOME TAXES

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

(i)  LONG-LIVED ASSETS

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

(j)   ACCOUNTING FOR STOCK-BASED COMPENSATION

      The  Company  applies  the  intrinsic-value  based  method  of  accounting prescribed by Accounting  Principles Board (APB) Opinion No. 25,  Accounting for
Stock  Issued  to  Employees,   and  related   interpretations   including  FASB
Interpretation  No. 44,  Accounting  for Certain  Transactions  involving  Stock
Compensation,  an interpretation of APB Opinion No. 25, issued in March 2000, to account  for its  fixed-plan  stock  options.  Under this  method,  compensation expense is recorded on the date of grant only if the current market price of the underlying  stock  exceeded the exercise  price.  SFAS No. 123,  Accounting  for
Stock-Based  Compensation,  established  accounting and disclosure  requirements
using  a  fair-value-based   method  of  accounting  for  stock-based   employee
compensation  plans.  As allowed by SFAS No.  123,  the  Company  has elected to continue  to apply  the  intrinsic-value-based  method of  accounting  described above, and has adopted only the disclosure requirements of SFAS No. 123.

      Had the Company  determined  stock-based  compensation cost based upon the fair value  method  under SFAS No.  123,  the  Company's  pro forma net loss and diluted  net loss per share would have been  adjusted  to the pro forma  amounts indicated below:

                                                                     2002              2001              2000
                                                                     ----              ----              ----

Net loss attributable to common shareholders-as reported      $ (11,543,165)     $ (13,952,037)     $ (2,095,719)

 Add stock-based employee compensation expense included
       in reported net income, net of tax                     $     691,034      $     471,317      $     27,609

 Deduct total stock-based employee compensation expense
       determined under fair-value-based method for all
       awards, net of tax                                     $  (5,830,622)     $  (3,394,894)     $   (188,070)
                                                              --------------     --------------     --------------

Net loss - pro forma                                          $ (16,682,753)     $ (16,875,614)     $ (2,256,180)
                                                              ==============     =============      =============

Basic net loss per common share-as reported                   $       (0.26)     $       (0.40)     $      (0.09)

Basic net loss  per common share- pro forma                   $       (0.37)     $       (0.48)     $      (0.09)

      The per share weighted  average fair value of stock options granted during
2002,  2001 and 2000 was $2.29,  $4.08 and $0.32,  respectively,  on the date of grant using the Black-Scholes  option-pricing method with the following weighted average  assumptions:  2002 - expected  dividend yield of 0%, risk free interest rate of 3%, expected stock volatility of 44% and an expected option life of five years for options granted to employees of the Company, and an option life of ten years for options granted to  non-employees;  2001 - expected  dividend yield of
0%, risk free  interest  rate of 3%,  expected  stock  volatility of 118% and an expected  option  life of three years for options  granted to  employees  of the
Company,  and an option life of ten years for options granted to  non-employees;
2000 - expected  dividend  yield of 0%, risk free interest rate of 6%,  expected stock  volatility  of 60% and an expected  option life of five years for options granted to employees of the Company, and an option life of ten years for options granted to non-employees.

(k)   FINANCIAL INSTRUMENTS

         As of December 31, 2002 and 2001, the fair value of the Company's financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments.

(l)   STOCK SPLIT

      In July 2000,  the Company's  Board of Directors  declared a  five-for-one stock split to be effected in the form of a common stock dividend.  For purposes of the accompanying  consolidated financial statements,  all share and per share information have been adjusted for the stock split.

(m)   FOREIGN CURRENCY

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

(n)  EARNINGS PER SHARE (EPS)

      Basic EPS is computed  based on the weighted  average  number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to net  losses for the  periods  presented,  all common  stock equivalents  were excluded  from diluted net loss per share.  As of December 31,
2002 and 2001,  potentially dilutive common stock equivalents included 9,387,579 and 7,274,717 stock options outstanding,  respectively. As of December 31, 2000, potentially  dilutive common stock equivalents  included 4,735,027 stock options outstanding  and 17,902,078  shares  issuable upon the conversion of convertible preferred stock.

(o)  COMPREHENSIVE INCOME (LOSS)

      Comprehensive  income  (loss)  includes the  Company's  net loss,  foreign currency translation adjustments, and unrealized gains on marketable securities.

(p)  USE OF ESTIMATES

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

(q) NEW ACCOUNTING PRONOUNCEMENTS

      In June 2002, the FASB issued Statement of Financial  Accounting Standards
No. 146,  "Accounting  for Costs  Associated  with Exit or Disposal  Activities"
("SFAS No. 146"), which is effective for exit or disposal  activities  initiated after December 31, 2002.  SFAS No. 146 applies to costs  associated with an exit activity  (including  restructuring  costs)  or with a  disposal  of  long-lived assets.  Companies will be required to record an expense when a liability for an exit or disposal  activity is  incurred  and can be measured at fair value.  The
Company does not expect the  adoption of SFAS No. 146 to have a material  impact on its consolidated results of operations or financial position.

      In November  2002,  the FASB issued FIN 45,  "Guarantor's  Accounting  and
Disclosure  Requirements  for  Guarantees,   Including  Indirect  Guarantees  of
Indebtedness of Others." This interpretation  expands the disclosures to be made by a guarantor in its financial  statements about its obligations  under certain guarantees  and  requires the  guarantor  to recognize a liability  for the fair value  of an  obligation  assumed  under  a  guarantee.  FIN  45  clarifies  the requirements  of  SFAS  No.  5,  "Accounting  for  Contingencies,"  relating  to
guarantees.   In  general,  FIN  45  applies  to  contracts  or  indemnification agreements  that  contingently  require the  guarantor  to make  payments to the guaranteed party based on changes in a specified interest rate,  security price, foreign exchange rate or other variable that is related to an asset,  liability, or equity  security  of the  guaranteed  party,  or failure of another  party to
perform  under  an  obligating  agreement  (performance   guarantees).   Certain
guarantee  contracts  are  excluded  from both the  disclosure  and  recognition
requirements  of  this  interpretation,   including,  among  others,  guarantees
relating to employee compensation, residual value guarantees under capital lease arrangements,  commercial  letters of  credit,  loan  commitments,  subordinated interests in a special purpose entity,  and guarantees of a company's own future performance.  Other guarantees are subject to the disclosure requirements of FIN
45 but not to the recognition  provisions and include, among others, a guarantee accounted  for as a  derivative  instrument  under SFAS No. 133, and a guarantee covering product performance,  not product price. The disclosure requirements of
FIN 45 are  effective  for the  Company as of  December  31,  2002,  and require disclosure  of the nature of the  guarantee,  the  maximum  potential  amount of future  payments  that  the  guarantor  could  be  required  to make  under  the guarantee,  and the current amount of the liability, if any, for the guarantor's obligations under the guarantee.  The recognition  requirements of FIN 45 are to be applied  prospectively  to guarantees  issued or modified  after December 31,
2002. Certain guarantees  included in software license agreements that have been entered  into by the Company are  disclosed in Note 11.

      In  December  2002,  the FASB issued  Statement  of  Financial  Accounting
Standards No. 148,  "Accounting  for  Stock-Based  Compensation--Transition  and
Disclosure"  ("SFAS No. 148"). SFAS No.148 amends SFAS No. 123,  "Accounting for
Stock-Based  Compensation," to provide  alternative  methods of transition for a voluntary  change to the fair  value-based  method of accounting for stock-based employee  compensation  ("transition  provisions").  In  addition,  SFAS No. 148 amends the  disclosure  requirements  of  Accounting  Principals  Board  ("APB")
Opinion No. 28, Interim Financial  Reporting,  to require proforma disclosure in interim financial  statements by companies that elect to account for stock-based compensation  using the intrinsic value method  prescribed in APB Opinion No. 25
("disclosure provisions").  The transition methods of SFAS No. 148 are effective for financial  statements  for fiscal years ending after  December 15, 2002. The
Company   continues  to  use  the  intrinsic  value  method  of  accounting  for stock-based compensation.  As a result, the transition provisions do not have an effect on the  Company's  consolidated  financial  statements.  The  Company has adopted the disclosure requirements of SFAS No. 148.

(r)  RECLASSIFICATIONS

      Certain  reclassifications  have  been made to prior  year's  consolidated financial statements to conform to the current year's presentation.

(2)  ACQUISITIONS

      On July  3,  2002,  FalconStor  AC,  Inc.,  a  newly  formed  wholly-owned subsidiary  of the  Company,  acquired  all of the  common  stock of IP  Metrics
Software,  Inc. ("IP Metrics"),  a provider of intelligent trunking software for mission-critical  networks,  for $2,432,419 in cash plus payments  contingent on the level of revenues  from IP Metrics'  products  and  services for a period of twenty-four  months. The acquisition was accounted for under the purchase method and the results of IP Metrics are  included  with those of the Company  from the date of acquisition.

      The fair value of the net tangible  liabilities of IP Metrics  assumed was
$898,306.  The Company purchased certain intangible  assets,  including customer relationships  and  purchased  technology  with a fair value of $216,851.  These intangible  assets are being  amortized under the  straight-line  method over an estimated useful life of 3 years,  the expected period of benefit.  The purchase price in excess of the fair  value of the net  tangible  and  intangible  assets acquired and liabilities  assumed by the Company  amounted to $3,113,874 and has been recorded as goodwill.

      On November 12,  2002,  FalconStor  AC,  Inc.,  acquired all of the common stock of FarmStor,  a software sales  organization  in the Republic of Korea for
$180,000 in cash.  The fair value of the net  tangible  liabilities  of FarmStor assumed was $7,725.  The  purchase  price in excess of the fair value of the net tangible  assets  acquired and  liabilities  assumed by the Company  amounted to
$187,725 and has been recorded as goodwill.

      On August  22,  2001,  pursuant  to an  Agreement  and Plan of Merger  and
Reorganization (the "Merger Agreement"),  FalconStor, Inc. ("FalconStor") merged with Network  Peripherals Inc. ("NPI"),  with NPI as the surviving  corporation.
Under the terms of the Merger  Agreement,  all of FalconStor's  preferred shares were converted into common shares and the  stockholders  of FalconStor  received
0.721858  shares of NPI common stock for each share of  FalconStor  common stock
that  they  held.  Although  NPI  acquired  FalconStor,   as  a  result  of  the
transaction,  FalconStor stockholders held a majority of the voting interests in the combined enterprise after the merger. Accordingly,  for accounting purposes, the acquisition was a "reverse  acquisition"  and FalconStor was the "accounting acquirer." Further, as a result of NPI's decision on June 1, 2001 to discontinue its  NuWave  and  legacy  business,  at  the  time  of  the  merger  NPI  was  a non-operating  public shell with no  continuing  operations,  and no  intangible assets  associated  with NPI were  purchased  by  FalconStor.  As a result,  the transaction was accounted for as a  recapitalization  of FalconStor and recorded based on the fair value of NPI's net  tangible  assets  acquired by  FalconStor, with no goodwill or other intangible assets being recognized.  Costs incurred by
FalconStor  directly related to the transaction,  amounting to $8,882,998,  were charged to additional  paid-in  capital.  The conversion of all of  FalconStor's preferred stock into common stock resulted in an additional 20,207,460 shares of common stock  outstanding and, for accounting  purposes,  the merger resulted in the issuance of 13,348,605  common shares to NPI's pre-merger  shareholders.  In connection with the merger, the name of NPI was changed to FalconStor  Software,
Inc.

      The following unaudited pro forma consolidated financial information gives effect to the above described acquisitions of IP Metrics and FarmStor and merger with NPI, as if they had occurred at the beginning of the respective  periods by consolidating the continuing  results of operations of the Company,  IP Metrics,
FarmStor and NPI for the years ended December 31, 2002 and 2001.

                                                                    Year Ended        Year Ended
                                                                December 31, 2002  December 31, 2001
                                                                -----------------  -----------------

      Revenues.................................................   $ 11,089,570       $  6,066,159
      Net Loss from continuing operations......................    (11,972,835)       (10,294,191)

      Basic and diluted net loss from continuing operations per
        share...................................................   $     (0.26)      $     (0.23)
      Weighted average basic and diluted shares outstanding.....    45,232,595        43,822,013

      The pro forma statements are provided for  illustrative  purposes only and do not represent what the actual  consolidated  results of operations would have been had the merger  occurred  on the dates  assumed,  nor are they  necessarily indicative of future results of operations.

(3)     PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                            December 31,      December 31,       Useful
                                                 2002             2001            lives
                                            -------------     ------------      -------

        Computer hardware and software       $ 2,913,989      $1,641,975          3 years
        Furniture and equipment                  276,179         321,391        5-7 years
        Leasehold improvements                   124,115          61,323
                                             -----------      ----------
                                               3,314,283       2,024,689
        Less accumulated depreciation         (1,246,282)       (419,293)
                                            ------------      ----------

                                             $ 2,068,001      $1,605,396

Depreciation expense was $826,989,  $368,388 and $50,905 in 2002, 2001 and 2000,
respectively.

(4)   MARKETABLE SECURITIES

      The Company  accounts for its short-term  investments  in accordance  with
Statement of Financial  Accounting  Standards No. 115,  "Accounting  for Certain
Investments in Debt and Equity  Securities"  ("SFAS 115").  SFAS 115 establishes the  accounting  and  reporting  requirements  for all debt  securities  and for investments in equity  securities that have a readily  determinable  fair market value.  All short-term  marketable  securities  must be classified as one of the following:  held-to-maturity,  available-for-sale  or  trading  securities.  The
Company's short-term investments consist of available-for-sale securities, which are  carried at fair  value,  with  unrealized  gains and losses  reported  as a separate  component of  stockholders'  equity.  Unrealized  gains and losses are computed on the basis of the specific  identification  method.  Realized  gains, realized  losses and  declines in value judged to be  other-than-temporary,  are included in other income.  The cost of  available-for-sale  securities  sold are based on the specific  identification  method and interest earned is included in interest and other income.

      The carrying value and fair values of the Company's marketable  securities as of December 31, 2002 and 2001 are as follows:

                                              Aggregate            Cost        Unrealized       Unrealized
                                              Fair Value           Basis          Gains            Losses
                                            ------------       -------------   -----------      -----------

    Available-for-sales securities:

    December 31, 2002                       $  36,910,448       $ 36,815,011     $ 95,437      $    -

    December 31, 2001                       $  26,156,180       $ 26,151,647     $  4,533      $    -

      Marketable  securities  at December 31, 2002 and 2001 consist of corporate bonds and government securities.

(5)   ACCRUED EXPENSES

      Accrued expenses are comprised of the following:

                                                                    2002               2001
                                                                -----------        ------------

         Accrued compensation                                  $   826,721         $   532,060
         Accrued consulting and professional fees                  327,416             395,491
         Accrued marketing and promotion                           170,282             304,631
         Other accrued expenses                                    441,654             356,541
         Accrued IP Metrics contingent purchase price              221,578                  --
                                                              ------------         -----------
                                                              $  1,987,651         $ 1,588,723
                                                              ============         ===========

(6)   INCOME TAXES

      The provision  for income taxes for the years ended  December 31, 2002 and
2001 are comprised  solely of foreign income taxes. The tax effects of temporary differences that give rise to the Company's deferred tax assets (liabilities) as of December 31, 2002 and 2001 are as follows:

                                                                   2002              2001
                                                                   ----              ----

         U.S. net operating loss carryforwards (FalconStor)   $  8,285,700      $ 4,750,000
         U.S. net operating loss carryforwards (NPI)            31,756,000       31,756,000
         Start-up costs not currently deductible for taxes       1,014,200          708,600
         Depreciation                                              (47,200)         (53,000)
         Compensation                                              412,800          580,700
         Tax credit carryforwards                                  704,900          345,600
         Liabilities of discontinued operations                  2,667,400        3,535,400
         Deferred revenue                                          783,300          150,500
         Impairment of investment                                  966,000               --
         Identifiable intangible assets                            (71,000)              --
         Other                                                     367,800          157,300
                                                            --------------      -----------
                                                                46,839,900       41,931,100
                            Valuation allowance                (46,839,900)     (41,931,100)
                                                           ---------------      ------------
                                                           $            --      $        --
                                                           ===============      ============

      The  difference  between the  provision  for income taxes  computed at the
Federal  statutory rate and the reported  amount of tax expense  attributable to loss before income taxes for the years ended  December 31, 2002 and 2001 and for the period from inception  (February 10, 2000) through  December 31, 2000 are as follows:

                                       37

                                                                       2002               2001              2000
                                                                       ----               ----              ----

      Tax recovery at Federal statutory rate                       $ (3,911,900)   $  (3,411,700)     $   (712,500)
      Increase (reduction) in income taxes resulting from:
      State and local taxes, net of Federal income tax benefit         (788,400)        (819,400)         (147,300)
      Non-deductible expenses                                            41,400           34,600            34,700
      Compensation                                                      389,800               --                --
      Foreign tax credit                                               (125,800)         (21,490)           18,400
      Net effect of foreign operations                                   75,700             (610)               --
      Research and development credit                                  (233,500)        (345,600)               --
      Increase in valuation allowance                                 4,590,300        4,585,690           806,700
                                                                  -------------   --------------      ------------

                                                                  $     37,600    $       21,490       $        --
                                                                  =============   ==============      =============

      Income  (loss)  before  provision  for  income  taxes for the years  ended
December 31, 2002 and 2001 is as follows:

                                                                      2002            2001
                                                                 --------------   -------------

      Domestic loss                                              $ (11,393,000)  $ (10,099,000)
      Foreign income (loss)                                           (113,000)         65,000
                                                                --------------   -------------

                                                                 $ (11,506,000)  $ (10,034,000)
                                                                ==============   =============

      As of  December  31,  2002,  the  Company  has  U.S.  net  operating  loss carryforwards of approximately $19,726,000, which expire from 2020 through 2022.
In  addition,  as of the date of the merger,  NPI had U.S.  net  operating  loss carryforwards of $93,400,000 that start to expire in December, 2012. At December
31, 2002 and 2001, the Company has established a valuation allowance against its net deferred tax assets due to the  Company's  pre-tax  losses and the resulting likelihood that the deferred tax asset is not  realizable.  Due to the Company's various  equity  transactions,  which  resulted  in a  change  of  control,  the utilization of certain tax loss  carryforwards is subject to annual  limitations imposed by the Internal Revenue Code Section 382. NPI experienced such ownership change as a result of the merger.  As such, the Company's ability to use its NOL carryforwards  to offset  taxable  income  in the  future  may be  significantly limited.  If the entire  deferred tax asset were realized,  $5,225,500  would be allocated to paid-in capital with the remainder reducing income tax expense.  Of the amount allocable to paid in capital, $3,880,500 related to the tax effect of the deductions that will result from payments of the liabilities of discontinued
operations  and the balance,  $1,345,000  related to the effect of  compensation deductions from exercises of employee and consultants stock options.

(7)   STOCKHOLDERS' EQUITY

      Upon the  incorporation  of the Company on February 10, 2000,  the Company
issued 10,827,831 shares of its common stock for proceeds of $30,000.

      In November 2000, in connection with a consulting agreement,  the Company, in addition to agreeing to pay a monthly  consulting  fee, sold 72,185 shares of restricted  common  stock to a  consultant  for $25,000  ($0.35 per share).  The consultant's  rights  vested for 23,821  shares on each of  November 1, 2001 and
2002 and an additional  24,543 shares will vest on November 1, 2003. As of March
31,  2001,  the  services  related  to  this  consulting  agreement  were  fully performed.  The  excess of the fair  value of the  common  stock  over  $0.35 of
$122,000 and $32,000 in 2001 and 2000, respectively,  was recorded as cumulative consulting expense in each period up until the services were fully performed.

      In March  2000,  the  Company  issued  3,000,000  shares  of its  Series A convertible  preferred stock ("Series A") at $1.00 per share for net proceeds of
$2,976,329.  While outstanding,  each share of Series A was convertible,  at the option of the holder,  into five shares of common stock. The holders of Series A were entitled to receive cumulative cash dividends at the same rate as dividends were paid with respect to the common stock.  The Series A was not  redeemable at the option of the holder and had a liquidation  preference  equal to the greater of $1.00 per share plus all accumulated unpaid dividends, or the amount that the
Series A holders would have received had they converted all Series A into shares of common stock.

      In September  2000,  the Company issued  4,900,000  shares of its Series B convertible  preferred stock ("Series B") at $1.43 per share for net proceeds of
$6,997,116.  While  outstanding each share of Series B was  convertible,  at the option of the holder,  into two shares of common stock.  The holders of Series B were entitled to receive cumulative cash dividends at the same rate as dividends were paid with respect to the common stock.  The Series B was not  redeemable at the option of the holder and had a liquidation  preference  equal to the greater of the amount that the Series B holders would have  received had they  converted all Series B into shares of common stock,  or the aggregate  purchase price paid for the Series B plus all accumulated unpaid dividends.

      On May 4,  2001,  the  Company  issued  3,193,678  shares of its  Series C preferred  stock  ("Series C") at 2.55 per share for net proceeds of $7,932,335.
While outstanding,  each share of Series C was convertible, at the option of the holder,  into one share of common stock.  The Series C  automatically  converted into common  stock upon the  consummation  of a merger or  consolidation  of the
Company with or into another  company.  The holders of Series C were entitled to receive  cumulative  cash dividends at the same rate as dividends were paid with respect to the common  stock.  The Series C was not  redeemable at the option of the holder and had a  liquidation  preference  equal to the greater of $2.55 per share plus all  accumulated  unpaid  dividends,  or the amount that the Series C holders  would have  received  had they  converted  all Series C into  shares of common stock.

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

(8)   STOCK OPTION PLANS

      As of May 1, 2000, the Company adopted the FalconStor Software, Inc., 2000
Stock  Option  Plan  (the  "Plan").  The Plan is  administered  by the  Board of
Directors and, as amended, provides for the issuance of up to 10,662,296 options to employees,  consultants and non-employee directors.  Options may be incentive
("ISO") or non-qualified. Exercise prices of ISOs granted must be at least equal to the fair value of the common  stock on the date of grant,  and have terms not greater than ten years,  except those to an employee who owns stock with greater than 10% of the voting  power of all classes of stock of the  Company,  in which case  they  must have an  option  price at least  110% of the fair  value of the stock, and expire no later than five years from the date of grant.

      Certain of the options  granted to employees had exercise prices less than the fair  value of the  common  stock on the date of grant,  which  resulted  in deferred compensation of $1,028,640 and $496,960 in 2001 and 2000, respectively.
The  amortization of deferred  compensation  amounted to $459,619,  $471,317 and
$27,609 in 2002, 2001 and 2000, respectively.

      The Company granted options to purchase an aggregate of 10,000, 25,546 and
203,563 shares of common stock to certain  non-employee  consultants in exchange for professional services received during 2002, 2001 and 2000, respectively. The aggregate fair value of these options as determined  using the fair value method under SFAS No. 123, amounted to $32,890,  $328,802 and $86,647 in 2002, 2001 and
2000, respectively.

      In February 2002, the Company  accelerated the vesting of stock options of one employee upon his death.  Compensation costs of $231,415 were recorded based on the intrinsic value of the options on the date of acceleration.

      As of December 31, 2002, there were outstanding vested options to purchase
802,167  common shares under  several of the former NPI stock option plans.  The
Company does not intend to grant any additional options under these plans except for the 1994 Outside Directors Stock Option Plan which, as amended,  has 500,000 shares authorized for issuance upon the exercise of options, of which options to purchase 260,000 shares were outstanding as of December 31, 2002.

         Stock option activity for the periods indicated is as follows:

                                                                     Weighted
                                                                      average
                                                   Number of         exercise
                                                    Options            price
                                                  -----------    ------------

Outstanding at February 10, 2000 (inception) ...         --
Granted ........................................    4,735,027    $    0.35
Exercised ......................................         --
Canceled .......................................         --
                                                    ---------
Outstanding at December 31, 2000 ...............    4,735,027    $    0.35
Granted ........................................    2,591,451    $    5.37
Assumed in connection with  NPI acquisition ....    1,717,040    $   10.78
Exercised ......................................     (593,297)   $    0.43
Canceled .......................................   (1,175,504)   $    8.46
                                                   ----------
Outstanding at December 31, 2001 ...............    7,274,717    $    3.28
Granted ........................................    3,088,500    $    4.60
Exercised ......................................     (478,038)   $    2.32
Canceled .......................................     (497,600)   $    7.53
                                                   ----------
Outstanding at December 31, 2002 ...............    9,387,579    $    3.55
                                                   ==========

Vested at December 31, 2000 ....................         --      $ --
                                                   ==========

Vested at December 31, 2001 ....................    2,177,265    $    4.49
                                                   ==========

Vested at December 31, 2002 ....................    3,829,793    $    3.21
                                                   ==========

Options available for grant at December 31, 2002    1,718,173
                                                   ==========

      The following table summarizes information about stock options outstanding at December 31, 2002:

                                       Options Outstanding                        Options Exercisable
                                       -------------------                        -------------------

                                          Weighted Average
                                             Remaining        Weighted                          Weighted
Range of                     Number         Contractual    Average Exercise     Number    Average Exercise
Exercise Price            Outstanding      Life (Years)         Price        Outstanding        Price
--------------            -----------      ------------         -----        -----------        -----

       $ 0.35              4,204,347             7.5           $ 0.35        2,552,420           $ 0.35
       $ 1.01                 54,249             8.0           $ 1.01           15,556           $ 1.01
$ 4.04 - $ 4.50            1,567,500             9.5           $ 4.05          125,000           $ 4.20
$ 4.94 - $ 5.25            1,563,427             9.0           $ 5.08           86,667           $ 4.94
       $ 6.20                981,519             8.5           $ 6.20          320,782           $ 6.20
$ 7.63 - $ 9.72              370,923             8.0           $ 8.78          226,447           $ 8.26
$10.95 - $14.63              605,614             8.0           $12.23          462,921           $12.63
$15.00 - $25.69               40,000             7.0           $18.66           40,000           $18.66
                           ---------                                         ---------
                           9,387,579                                         3,829,793
                           =========                                         =========

(9)   IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

      In October  2001,  the Company  entered into an agreement  with  Network-1
Security Solutions, Inc. ("NSSI"), a publicly traded company, whereby $2,800,062 was paid to NSSI,  of  which  $2,300,062  was for the  purchase  of  convertible preferred  stock  accounted  for under the cost  method and  $500,000  was for a non-refundable prepaid royalty recoupable against future product sales of NSSI's product.  If the  preferred  stock were  converted  into  common  stock it would represent an  approximate  16%  ownership in NSSI.  Primarily due to the decline since May,  2002 in the  market  value of NSSI's  common  stock  underlying  the convertible  preferred  stock  to a  value  which  is  significantly  below  the
Company's  cost,  the Company has concluded the decline in the fair value of its investment in NSSI's  preferred stock is other than temporary.  Accordingly,  in
2002 the Company  recorded an  impairment  charge of $2,300,062 to write-off its investment  in NSSI.  In addition,  due to the lack of market  acceptance of the
NSSI  product  in its  current  state,  the  unrecouped  prepaid  royalty is not recoverable and in 2002 the Company recorded an impairment charge of $482,715 to write off this prepaid royalty.

(10)  NET LIABILITIES OF DISCONTINUED OPERATIONS

      As of December 31, 2002,  the Company  consummated  the wind down of NPI's discontinued  operations,  including  the  termination  of all of  NPI's  former employees.  Liabilities  of NPI's  discontinued  operations at December 31, 2002 totaled $4.2  million and  consisted of warranty  related  liabilities,  foreign income taxes,  severance related  payments,  professional fees and other related liabilities, including estimated settlement costs for disputes. See note 16.

(11)  COMMITMENTS

      The Company has an operating  lease covering its primary  office  facility that  expires in July,  2007.  The  Company  also has several  operating  leases related to a domestic  office and offices in foreign  countries.  The expiration date for these leases ranges from 2003 through 2004. The following is a schedule of future minimum lease payments for these  operating  leases as of December 31,
2002:

          Year ending December 31,

          2003.................................................    $   498,011
          2004.................................................        336,493
          2005.................................................        269,968
          2006.................................................        303,919
          2007.................................................        150,429
                                                                   -----------
                                                                   $ 1,558,820
                                                                   ===========

      These leases  require the Company to pay its  proportionate  share of real estate taxes and other common charges.  Total rent expense for operating  leases was  $596,578,  $381,260  and $68,571 for the years ended  December 31, 2002 and
2001 and the period from  inception  (February  10, 2000)  through  December 31,
2000, respectively.

      The Company  typically  provides its  customers a warranty on its software products for a period of not more than 90 days.  Such  warranties  are accounted for in accordance with SFAS No. 5, "Accounting for  Contingencies." To date, the
Company has not incurred any costs related to warranty obligations.

      Under the terms of substantially  all of its software license  agreements, the  Company has agreed to  indemnify  its  customers  for all costs and damages arising  from claims  against  such  customers  based on,  among  other  things, allegations  that the Company's  software  infringes the  intellectual  property rights of a third party. In most cases,  in the event of an infringement  claim, the  Company  retains the right to (i)  procure  for the  customer  the right to continue  using the  software;  (ii) replace or modify the software to eliminate the infringement  while providing  substantially  equivalent  functionality;  or
(iii) if  neither  (i) nor (ii) can be  reasonably  achieved,  the  Company  may terminate the license agreement and refund to the customer a pro-rata portion of the  license  fee  paid to the  Company.  Such  indemnification  provisions  are accounted for in accordance  with SFAS No. 5. Through  December 31, 2002,  there have not been any claims under such indemnification provisions.

(12)  STOCK REPURCHASE PROGRAM

      On October 25,  2001,  the Company  announced  that its Board of Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding common stock. The repurchases will be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management  based on market  conditions.  As of December 31,  2002,  the Company repurchased a total of 235,000 shares for $1,435,130.

(13)  SEGMENT REPORTING

      The Company is  organized  in a single  operating  segment for purposes of making operating decisions and assessing  performance.  Revenues from the United
States to  customers  in the  following  geographical  areas for the years ended
December 31, 2002 and 2001 and the period from inception  (February 10, 2000) to
December 31, 2000 and the location of long-lived assets as of December 31, 2002,
2001 and 2000 are summarized as follows:

                                                                      2002               2001               2000
                                                                    ------------------------------------------------

          Revenues:

          United States                                             $  6,629,147      $   1,755,823      $    143,294
          Asia and other international                              $  3,999,745      $   3,835,906      $         --
                                                                    -------------------------------------------------
             Total revenues                                         $ 10,628,892      $   5,591,729      $    143,294
                                                                    =================================================
          Long-lived assets (includes all non-current assets):

          United States                                             $  7,655,900      $   5,963,235      $    764,056
          Asia and other international                              $    499,497      $     363,599      $     39,244
                                                                    -------------------------------------------------

         Total long-lived assets                                    $  8,155,397      $   6,326,834      $    803,300
                                                                    =================================================

      For the year ended  December 31, 2002,  the Company had one customer  that accounted for 16% of revenues. For the year ended December 31, 2001, the Company had one  customer  that  accounted  for 13% of  revenues.  For the  period  from inception  (February  10, 2000) through  December 31, 2000,  the Company had one customer that accounted for 64% of revenues.

(14)  VALUATION AND QUALIFYING ACCOUNTS - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                               Balance at                                                 Balance at
                              Beginning of      Additions charged                           End of
    Period Ended,                Period            to Expense         Deductions            Period
    -------------                ------            ----------         ----------            ------

December 31, 2002            $    128,138      $     570,762      $      182,540      $     516,360
December 31, 2001            $         --      $     128,138      $           --      $     128,138
December 31, 2000            $         --      $          --      $           --      $          --

(15)  QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following is a summary of selected  quarterly  financial  data for the years ended December 31, 2002 and 2001 and the period from  inception  (February
10, 2000) through December 31, 2000:

                                                 Fiscal Quarter
                                                First            Second           Third              Fourth
                                                -----            ------           -----              ------

2002

Revenue                                   $    1,980,842      $  2,376,618      $   2,855,522      $   3,415,910
                                          ===============     ============      =============      =============
Net loss                                  $   (2,581,385)     $ (2,464,671)     $  (3,562,455)$       (2,934,654)
                                          ===============     ============      =============      =============
Basic and diluted net
   loss per share                         $        (0.06)     $      (0.05)     $       (0.08)     $       (0.06)
                                          ===============     ============      =============      =============
Basic and diluted
   weighted average common
    shares outstanding                        45,184,257        45,238,657         45,239,977         45,266,504
                                          ===============     ============      =============      =============

                                       42

2001

Revenue                                   $           --      $     43,400      $   2,521,887      $   3,026,442
                                          ===============     ============      =============      =============
Net loss                                  $   (2,912,168)     $ (4,448,424)     $  (1,443,657)$       (1,251,501)
                                          ===============     ============      =============      =============
Basic and diluted net
   loss per share                         $        (0.10)    $       (0.15)     $       (0.04)     $       (0.03)
                                          ===============     ============      =============      =============
Basic and diluted
   weighted average common
    shares outstanding                        28,802,095        30,333,760         37,004,055         44,723,121
                                          ===============     ============      =============      =============

2000

Revenue                                   $           --      $         --      $      68,350      $      74,944
                                          ===============     ============      =============      =============
Net loss                                  $      (51,474)     $   (155,744)     $    (489,388)$       (1,399,113)
                                          ===============     ============      =============      =============
Basic and diluted net
   loss per share                         $       (0.004)      $     (0.01)     $       (0.02)     $       (0.05)
                                          ===============     ============      =============      =============
Basic and diluted
   weighted average common
    shares outstanding                        13,037,600        21,655,701         21,655,701         28,700,094
                                          ===============     ============      =============      =============

      The sum of the  quarterly  net loss per share  amounts do not always equal the annual amount reported, as per share amounts are computed  independently for each quarter and the annual period based on the weighted  average  common shares outstanding in each such period.

(16)        SUBSEQUENT EVENTS

      On February 14, 2003, the Company reached a settlement  related to a claim associated  with the liabilities of  discontinued  operations.  The Company paid
$2,850,000  in settlement  of this claim.  As a result of the  resolution of all
known  significant   contingent   liabilities   related  to  NPI's  discontinued
operations, $2,150,000, representing the excess of the remaining liabilities for discontinued operations as of December 31, 2002 over the amounts estimated to be paid,  has  been  reflected  as  a  reduction  of  liabilities  of  discontinued
operations  and an increase in  additional  paid in capital in the  accompanying balance  sheet as of December 31, 2002 since this  liability  was related to the merger with NPI, which was accounted for as a recapitalization.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE

         For  information  relating to the change in the  Company's  independent public  accountants,  please  see the Form 8-K filed by the  Company on
         September 6, 2001 which is incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information called for by Part III, Item 10, regarding the Registrant's directors  will be  included  in our Proxy  Statement  relating  to our annual meeting of stockholders scheduled to be held in May 2003, and is incorporated herein by reference.  The information appears in the Proxy
         Statement under the captions  "Election of Directors" and "Management."
         The Proxy Statement will be filed within 120 days of December 31, 2002, our year-end.

ITEM 11. EXECUTIVE COMPENSATION

         Information  called for by Part III,  Item 11,  will be included in our
         Proxy  Statement   relating  to  our  annual  meeting  of  stockholders
         scheduled  to be  held  in May  2003,  and is  incorporated  herein  by reference.  The  information  appears in the Proxy  Statement under the caption  "Executive  Compensation."  The Proxy  Statement will be filed within 120 days of December 31, 2002, our year-end.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information  called for by Part III,  Item 12,  will be included in our
         Proxy  Statement   relating  to  our  annual  meeting  of  stockholders
         scheduled  to be  held  in May  2003,  and is  incorporated  herein  by reference.  The  information  appears in the Proxy  Statement under the captions "Beneficial Ownership of Shares" and "Equity Compensation Plan
         Information."  The Proxy  Statement  will be filed  within  120 days of
         December 31, 2002, our year-end.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information  regarding our relationships and related  transactions will be included in our Proxy  Statement  relating to our annual  meeting of stockholders  scheduled to be held in May 2003, and is  incorporated by reference.  The  information  appears in the Proxy  Statement under the caption "Certain  Relationships  and Related  Transactions."  The Proxy
         Statement  will be filed  within 120 days of  December  31,  2002,  our year-end.

ITEM 14.  CONTROLS AND PROCEDURES

          QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL
          CONTROLS.  Within the 90 days prior to the date of this Annual  Report on Form 10-K, the Company  evaluated the  effectiveness  of the design and operation of its "disclosure controls and procedures"  (Disclosure
          Controls),  and its "internal  controls and  procedures  for financial
          reporting"  (Internal   Controls).   This  evaluation  (the  "Controls
          Evaluation") was done under the supervision and with the participation of management,  including our Chief Executive  Officer (CEO) and Chief
          Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the  CFO  about  the  effectiveness  of our  Disclosure  Controls  and
          Internal  Controls  based  on  and  as of the  date  of  the  Controls
          Evaluation.

          DISCLOSURE  CONTROLS AND INTERNAL  CONTROLS.  Disclosure  Controls are
          procedures  that are  designed  with the  objective  of ensuring  that information  required to be disclosed  in our reports  filed under the
          Securities  Exchange Act of 1934 ("Exchange Act"), such as this Annual
          Report,  is recorded,  processed,  summarized and reported  within the time periods  specified in the  Securities  and Exchange  Commission's
          ("SEC")  rules and forms.  Disclosure  Controls are also designed with the objective of ensuring that such  information  is  accumulated  and communicated  to  our  management,  including  the  CEO  and  CFO,  as appropriate to allow timely decisions  regarding required  disclosure.
          Internal Controls are procedures which are designed with the objective of  providing  reasonable  assurance  that  (1) our  transactions  are
          properly   authorized;   (2)  our  assets  are   safeguarded   against
          unauthorized  or improper use; and (3) our  transactions  are properly recorded and reported,  all to permit the preparation of our financial
          statements   in  conformity   with   generally   accepted   accounting
          principles.

          LIMITATIONS   ON  THE   EFFECTIVENESS   OF  CONTROLS.   The  Company's
          management,  including  the CEO and  CFO,  does  not  expect  that our
          Disclosure  Controls or our Internal  Controls will prevent all errors and all fraud.  A control  system,  no matter how well  conceived  and operated,  can provide only reasonable,  not absolute,  assurance that the objectives of the control system are met. Further, the design of a
          control   system  must  reflect  the  fact  that  there  are  resource constraints,  and the benefits of controls must be considered relative to their  costs.  Because of the inherent  limitations  in all control systems, no evaluation of controls can provide absolute assurance that all control  issues and  instances of fraud,  if any, with the Company have been detected.  These inherent  limitations include the realities that judgments in  decision-making  can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally,  controls can be  circumvented  by the  individual  acts  of  some  persons,  by collusion  of two or more  people,  or by  management  override of the control.  The design of any system of  controls  also is based in part upon certain  assumptions  about the likelihood of future events,  and there can be no  assurance  that any design will  succeed in achieving its stated goals under all  potential  future  conditions;  over time, controls may become  inadequate  because of changes in conditions,  or
          the  degree  of  compliance   with  the  policies  or  procedures  may
          deteriorate.  Because of the inherent  limitations in a cost-effective control system,  misstatements due to error or fraud may occur and not be detected.

          CHANGES IN CONTROLS. In accordance with SEC requirements,  the CEO and
          CFO note that,  since the date of the Controls  Evaluation to the date of this  Annual  Report,  there  have been no  significant  changes in
          Internal Controls or in other factors that could significantly  affect
          Internal  Controls,  including any  corrective  actions with regard to significant deficiencies and material weaknesses.

          CONCLUSIONS.  Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure
          Controls are effective to ensure that material information relating to the  Company  and  its  subsidiaries  is  made  known  to  management, including  the CEO and CFO,  particularly  during the period  when our periodic  reports are being prepared,  and that our Internal  Controls are  effective  to provide  reasonable  assurance  that our  financial statements are fairly presented in conformity with generally  accepted accounting principles.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          The information required by subsections (a)(1) and (a)(2) of this item are  included  in the  response  to Item 8 of  Part II of this  annual report on Form 10-K.

          (b) Reports on Form 8-K

              On October 25, 2002, we filed a Form 8-K under Item 5.

       (c)

           2.1    Agreement and Plan of Merger and  Reorganization,  dated as of
                  May 4, 2001, among FalconStor,  Inc., Network Peripherals Inc.
                  and Empire Acquisition Corp,  incorporated herein by reference to Annex A to the Registrant's joint  proxy/prospectus on Form
                  S-4, filed May 11, 2001.

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

           3.4    Certificate of Amendment to the Certificate of  Incorporation,
                  incorporated  herein  by  reference  to  Exhibit  3.4  to  the
                  Registrant's  annual  report on Form  10-K for the year  ended
                  December 31, 2001, filed on March 27, 2002.

           4.1    *2000 Stock Option Plan, as amended May 17, 2002.

           4.2    *1994 Outside Directors Stock Plan, as amended May 17, 2002.

          10.1    Agreement of Lease between Reckson Operating Partnership, L.P.
                  and FalconStor.net, Inc. dated July, 2000, incorporated herein by reference to Exhibit 10.1 to the Registrant's annual report on Form 10-K for the year ended  December 31,  2001,  filed on
                  March 27, 2002.

          10.2    First  Lease  Modification  and  Extension  Agreement  between
                  Reckson Operating Partnership, L.P. and FalconStor, Inc. dated
                  May 25, 2001, incorporated herein by reference to Exhibit 10.2 to the  Registrant's  annual  report on Form 10-K for the year ended December 31, 2001, filed on March 27, 2002.

          10.3    ReiJane Huai  Employment  Agreement,  dated  September 1, 2001 between  Registrant and ReiJane Huai,  incorporated  herein by reference to Exhibit 10.3 to the Registrant's annual report on
                  Form 10-K for the year ended December 31, 2001, filed on March
                  27, 2002.

         10.4     Change of Control  Agreement  dated  December 10, 2001 between the  Registrant  and  ReiJane  Huai,  incorporated  herein  by reference to Exhibit 10.4 to the Registrant's annual report on
                  Form 10-K for the year ended December 31, 2001, filed on March
                  27, 2002.

         10.5     Change of Control Agreement dated December 7, 2001 between the
                  Registrant and Wayne Lam,  incorporated herein by reference to
                  Exhibit 10.5 to the  Registrant's  annual  report on Form 10-K for the year ended December 31, 2001, filed on March 27, 2002.

         10.6     Change of Control  Agreement  dated  December 10, 2001 between
                  the  Registrant  and  Jacob  Ferng,   incorporated  herein  by
                  reference to Exhibit 10.6 to the Registrant's annual report on
                  Form 10-K for the year ended December 31, 2001, filed on March
                  27, 2002.

         21.1     Subsidiaries of Registrant - FalconStor,  Inc., FalconStor AC,
                  Inc.

         23.1     *Consent of KPMG LLP.

         99.1     *Certification of the Chief Executive Officer

         99.2     *Certification of the Chief Financial Officer

*- filed herewith.

                                   SIGNATURES

      Pursuant  to the  requirements  of Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has signed this report by the  undersigned, thereunto duly authorized in Melville, State of New York on March 14, 2003.

FALCONSTOR SOFTWARE, INC.

By:  /s/ ReiJane Huai                                     Date:  March 14, 2003
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

By:  /s/ ReiJane Huai                                          March 14, 2003
     -----------------------------------------------------     --------------
     ReiJane Huai, President, Chief Executive Officer and      Date
     Chairman of the Board
     (Principal Executive Officer)

By:  /s/ Jacob Ferng                                           March  14, 2003
     -----------------------------------------------------     ---------------
     Jacob Ferng, Chief Financial Officer, Vice President      Date
     and Secretary
     (Principal Accounting Officer)

By:  /s/ Lawrence S. Dolin                                     March  14, 2003
     -----------------------------------------------------     ---------------
     Lawrence S. Dolin, Director                               Date

By:  /s/ Steven R. Fischer                                     March 14, 2003
     -----------------------------------------------------     ---------------
     Steven R. Fischer, Director                               Date

By:  /s/ Steven H. Owings                                      March  14, 2003
     -----------------------------------------------------     ---------------
     Steven H. Owings, Director                                Date

                                 Certifications

      I, ReiJane Huai, certify that:

      1.    I have  reviewed  this  annual  report  on form  10-K of  FalconStor
            Software, Inc.;

      2.    Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such  statements  were made, not misleading with respect to the period covered by this annual report;

      3.    Based on my knowledge, the financial statements, and other financial information  included in this annual  report,  fairly present in all material respects the financial condition, results of operations and cash flows of the  registrant as of, and for, the periods  presented in this annual report;

      4.    The registrant's other certifying officers and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the  registrant and we have:

            a)    designed  such  disclosure  controls and  procedures to ensure
                  that  material   information   relating  to  the   registrant,
                  including its consolidated  subsidiaries,  is made known to us by others  within  those  entities,  particularly  during  the period in which this annual report is being prepared;

            b)    evaluated the  effectiveness  of the  registrant's  disclosure controls and  procedures  as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
                  and

            c)    presented  in this  annual  report  our  conclusion  about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

      6.    The registrant's  other certifying  officers and I have indicated in this annual report whether or not there were significant  changes in internal  controls  or in other  factors  that  could  significantly affect internal  controls  subsequent to the date of our most recent
            evaluation,   including  any  corrective   actions  with  regard  to
            significant deficiencies and material weaknesses.

Date: March 14, 2003                               /s/ ReiJane Huai
                                                   -------------------------
                                                   ReiJane Huai
                                                   Chief Executive Officer

      I, Jacob Ferng, certify that:

      1.    I have  reviewed  this  annual  report  on Form  10-K of  FalconStor
            Software, Inc.;

      2.    Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such  statements  were made, not misleading with respect to the period covered by this annual report;

      3.    Based on my knowledge, the financial statements, and other financial information  included in this annual  report,  fairly present in all material respects the financial condition, results of operations and cash flows of the  registrant as of, and for, the periods  presented in this annual report;

      4.    The registrant's other certifying officers and I are responsible for establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the  registrant and we have:

            a)    designed  such  disclosure  controls and  procedures to ensure
                  that  material   information   relating  to  the   registrant,
                  including its consolidated  subsidiaries,  is made known to us by others  within  those  entities,  particularly  during  the period in which this annual report is being prepared;

            b)    evaluated the  effectiveness  of the  registrant's  disclosure controls and  procedures  as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");
                  and

            c)    presented  in this  annual  report  our  conclusion  about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

      6.    The registrant's  other certifying  officers and I have indicated in this annual report whether or not there were significant  changes in internal  controls  or in other  factors  that  could  significantly affect internal  controls  subsequent to the date of our most recent
            evaluation,   including  any  corrective   actions  with  regard  to
            significant deficiencies and material weaknesses.

                                           /s/ Jacob Ferng
Date: March 14, 2003                       -------------------------
                                           Jacob Ferng
                                           Chief Financial Officer