Form 10-K/A
period 2002-12-31
FALCONSTOR SOFTWARE INC
filed 2003-03-28
CIK 922521

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
Yes  |X|    No
    -----     ----

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
                                        ----   ----

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
          Operations."

                                                                                Period  from
                                                                                 inception
                                                                                (February 10,
                                                 Year Ended    Year  Ended      2000) through
                                                December 31,   December  31,     December 31,
                                                   2002           2001              2000
                                                 -------        -------            ------
                                                   (In thousands, except per share data)

Consolidated Statements of Operations Data:

Revenues:
       Software license revenue                 $  8,667       $  4,714              --
       Software services and other revenue         1,962            878               143
                                                 -------        -------            ------
                                                  10,629          5,592               143
Operating expenses:

       Cost of revenues                            1,527            921               224
       Software development costs                  6,962          5,254             1,379
       Selling and marketing                       9,857          8,084               327
       General and administrative                  2,591          2,732               534
       Impairment of prepaid royalty                 483           --                --
                                                 -------        -------            ------
Total operating expenses                          21,420         16,991             2,464
                                                 -------        -------            ------
Operating loss                                   (10,791)       (11,399)           (2,321)

Interest and other income                          1,585          1,365               225
Impairment of long-lived assets                   (2,300)          --                --
                                                 -------        -------            ------
Loss before income taxes                         (11,506)       (10,034)           (2,096)
Provision for income taxes                            37             22              --
                                                 -------        -------            ------
Net loss                                        $(11,543)      $(10,056)         $ (2,096)
                                                 -------        -------            ------
Beneficial conversion feature attributable to
       convertible preferred stock                  --            3,896              --
                                                 -------        -------            ------
Net loss attributable to common shareholders    $(11,543)      $(13,952)         $ (2,096)
                                                ========       ========          ========
Basic and diluted net loss per share            $  (0.26)      $  (0.40)         $  (0.09)
                                                ========       ========          ========
Basic and diluted weighted average common
        shares outstanding                        45,233         35,264            24,383
                                                ========       ========          ========

                                                        December 31,   December 31,     December 31,
                                                           2002          2001              2000
                                                        -------          -------          -------
                                                                      (In thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents and marketable securities     $51,102          $64,527          $ 7,727
Working capital                                          47,746           57,518            7,254
Total assets                                             64,710           74,471            8,594
Long-term obligations                                      --                283             --
Stockholders' equity                                     55,901           63,562            8,057

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the  registrant has signed this report by the undersigned,  thereunto duly authorized in Melville,  State of New York on March
28, 2003.

FALCONSTOR SOFTWARE, INC.

By: /s/ ReiJane Huai                                 Date:  March 28, 2003
    ------------------------------------------
    ReiJane Huai, President, Chief  Executive
    Officer of FalconStor Software, Inc.