Form 10-Q
period 2003-03-31
FALCONSTOR SOFTWARE INC
filed 2003-05-15
CIK 922521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/X/         QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended         March 31, 2003
                                          --------------------------------------

/ /         TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from ______________ to __________________

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

            Yes /X/   No / /

            Indicate by check mark  whether  the  registrant  is an  accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /X/  No / /

The number of shares of Common  Stock issued and  outstanding  as of May 7, 2003 was 45,613,814, which includes redeemable common shares.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                            Page

PART I.    Financial Information                                             3

Item 1.    Consolidated Financial Statements                                 3

           Consolidated Balance Sheets at March 31, 2003
                (unaudited) and December 31, 2002                            3

           Unaudited Consolidated Statements of Operations for the
                three months ended March 31, 2003 and 2002                   4

           Unaudited Consolidated Statements of Cash Flows for the three
                months ended March 31, 2003 and 2002                         5

           Notes to the Unaudited Condensed Consolidated
                Financial Statements                                         6

Item 2.    Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                   12

Item 3.    Qualitative and Quantitative Disclosures about Market Risk       21

Item 4.    Controls and Procedures                                          21

PART II.   Other Information                                                22

Item 6.    Exhibits and Reports on Form 8-K                                 22

PART I.  FINANCIAL INFORMATION
ITEM 1.  Consolidated Financial Statements

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                  March 31, 2003   December 31, 2002
                                                                                  --------------   -----------------
                          Assets                                                   (unaudited)
Current assets:
   Cash and cash equivalents ................................................     $ 15,600,619      $ 14,191,075
   Marketable securities ....................................................       30,731,311        36,910,448
   Accounts receivable, net .................................................        3,941,408         4,285,892
   Prepaid expenses and other current assets ................................          733,498         1,167,174
                                                                                  ------------      ------------

            Total current assets ............................................       51,006,836        56,554,589

Property and equipment, net .................................................        2,476,644         2,068,001
Goodwill ....................................................................        3,301,599         3,301,599
Other intangible assets, net ................................................          319,722           309,491
Other assets ................................................................        3,061,987         2,476,306
                                                                                  ------------      ------------

            Total assets ....................................................     $ 60,166,788      $ 64,709,986
                                                                                  ============      ============

                     Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable .........................................................     $    450,770      $    437,088
   Accrued expenses .........................................................        1,942,677         1,987,651
   Deferred revenue .........................................................        2,225,983         2,182,729
   Net liabilities of discontinued operations ...............................        1,291,398         4,201,465
                                                                                  ------------      ------------

            Total current liabilities .......................................        5,910,828         8,808,933
                                                                                  ------------      ------------

Commitments

Stockholders' equity:
   Convertible preferred stock - $.001 par value, 2,000,000 shares authorized             --                --
   Common stock - $.001 par value, 100,000,000 shares authorized,
      45,824,882 and 45,527,590 shares issued, respectively                             45,825            45,528
   Additional paid-in capital ...............................................       81,536,321        81,423,661
   Deferred compensation ....................................................         (355,576)         (471,445)
   Accumulated deficit ......................................................      (25,433,487)      (23,694,634)
   Common stock held in treasury, at cost (235,000 shares) ..................       (1,435,130)       (1,435,130)
   Accumulated other comprehensive (loss) gain ..............................         (101,993)           33,073
                                                                                  ------------      ------------

            Total stockholders' equity ......................................       54,255,960        55,901,053
                                                                                  ------------      ------------
            Total liabilities and stockholders' equity ......................     $ 60,166,788      $ 64,709,986
                                                                                  ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                     March 31,
                                                               2003              2002
                                                               ----              ----

Revenues:
Software license revenue ............................     $  2,686,818      $  1,634,944
Software services and other revenue .................          992,089           345,898
                                                          ------------      ------------
                                                             3,678,907         1,980,842
                                                          ------------      ------------

Operating expenses:
   Amortization of purchased and capitalized software          261,213             7,881
   Cost of software services and other revenue ......          592,001           311,339
   Software development costs .......................        1,634,792         1,694,756
   Selling and marketing ............................        2,548,930         2,311,822
   General and administrative .......................          692,320           617,488
                                                          ------------      ------------
                                                             5,729,256         4,943,286
                                                          ------------      ------------
           Operating loss ...........................       (2,050,349)       (2,962,444)
                                                          ------------      ------------

Interest and other income ...........................          318,311           381,059
                                                          ------------      ------------

         Loss before income taxes ...................       (1,732,038)       (2,581,385)

Provision for income taxes ..........................            6,815              --
                                                          ------------      ------------

         Net loss ...................................     $ (1,738,853)     $ (2,581,385)
                                                          ------------      ------------

Basic and diluted net loss per share ................     $      (0.04)     $      (0.06)
                                                          ============      ============

Weighted average basic and diluted shares
   outstanding ......................................       45,499,862        45,184,257
                                                          ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                         March 31,
                                                                   2003              2002
                                                                   ----              ----
Cash flows from operating activities:
   Net loss .............................................     $ (1,738,853)     $ (2,581,385)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization ..................          588,938           352,618
         Non-cash professional services expenses ........           10,901            12,600
         Equity-based compensation expense ..............          115,869           358,546
      Changes in operating assets and liabilities:
         Accounts receivable, net .......................          344,484           141,316
         Prepaid expenses and other current assets ......          433,676          (150,294)
         Other assets ...................................          (50,541)           (6,788)
         Accounts payable ...............................           13,682           113,821
         Accrued expenses ...............................          (44,974)         (173,700)
         Deferred revenue ...............................           43,254           342,194
                                                              ------------      ------------

            Net cash used in operating activities .......         (283,564)       (1,591,072)
                                                              ------------      ------------

Cash flows from investing activities:
   Sale of marketable securities ........................        8,349,508              --
   Purchase of marketable securities ....................       (2,300,000)       (9,973,296)
   Purchase of property and equipment ...................         (690,047)         (481,271)
   Purchase of software licenses ........................         (811,000)             --
   Purchase of intangibles ..............................          (41,905)             --
                                                              ------------      ------------

      Net cash provided by (used in) investing activities        4,506,556       (10,454,567)
                                                              ------------      ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options ..............          102,056         1,076,538
                                                              ------------      ------------

      Net cash provided by financing activities .........          102,056         1,076,538
                                                              ------------      ------------

Cash flows from discontinued operations:
   Payments of liabilities of discontinued operations ...       (2,910,067)       (1,460,101)
                                                              ------------      ------------

Effect of exchange rate changes on cash .................           (5,437)          (14,149)
                                                              ------------      ------------

Net increase (decrease) in cash and cash equivalents ....        1,409,544       (12,443,351)

Cash and cash equivalents, beginning of period ..........       14,191,075        38,370,937
                                                              ------------      ------------

Cash and cash equivalents, end of period ................     $ 15,600,619      $ 25,927,586
                                                              ============      ============

The  Company  did not pay any  interest  expense  or income  taxes for the three months  ended  March 31,  2003 and 2002.  See  accompanying  notes to  unaudited consolidated financial statements.

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

(c) UNAUDITED INTERIM FINANCIAL INFORMATION

    The unaudited interim consolidated financial statements of the Company as of and for the three  months  ended March 31, 2003 and 2002,  included  herein have been  prepared,  without  audit,  pursuant to the rules and  regulations  of the
Securities  and  Exchange  Commission  ("SEC").  Certain  information  and  note disclosures  normally  included in financial  statements  prepared in accordance with accounting  principles  generally  accepted in the United States of America have been condensed or omitted  pursuant to such rules and regulations  relating to interim financial statements.

    In the opinion of management,  the accompanying  unaudited interim condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2003 and the results of its operations for the three months ended March 31, 2003 and 2002.

(d) CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company considers all highly liquid investments with a maturity of three months  or  less  when  purchased  to be  cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$15.0  million  at March 31,  2003.  Marketable  securities  at March  31,  2003 amounted to $30.7  million  and  consisted  of  corporate  bonds and  government securities,  which  are  classified  as  available  for sale,  and  accordingly, unrealized  gains  and  losses  on  marketable  securities  are  reflected  as a component  of  accumulated  other  comprehensive  (loss)  gain in  stockholders'
equity.

(e) REVENUE RECOGNITION

    The Company  recognizes  revenue from software  licenses in accordance  with
Statement of Position ("SOP") 97-2, Software Revenue  Recognition.  Accordingly,
revenue for  software  licenses is  recognized  when  persuasive  evidence of an arrangement  exists,  the fee is fixed  and  determinable  and the  software  is delivered  and  collection  of the  resulting  receivable  is  deemed  probable.
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

    The Company has  entered  into  various  distribution,  licensing  and joint promotion  agreements  with  OEMs and  distributors,  whereby  the  Company  has provided the reseller a non-exclusive  software license to install the Company's software on certain hardware or to resell the Company's software in exchange for
payments  based  on  the  products   distributed  by  the  OEM  or  distributor.

Nonrefundable  advances and engineering fees received by the Company from an OEM are recorded as deferred revenue and recognized as revenue when related software engineering  services are complete,  if any, and the software  product master is delivered and accepted.

    For the quarter  ended March 31, 2003,  the Company had a limited  number of transactions  in which it purchased  hardware and bundled this hardware with the
Company's software and sold the bundled solution to its customer. The associated revenue was recognized  when the hardware and the software were delivered to the customer.

(f) PROPERTY AND EQUIPMENT

    Property and  equipment  are recorded at cost.  Depreciation  is  recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years).

(g) GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and  identifiable  intangible  assets acquired in business combinations.  Consistent  with  Statement  of  Financial  Accounting  Standards
("SFAS")  142,  Goodwill  and  Other  Intangible  Assets,  the  Company  has not
amortized  goodwill related to its acquisitions,  but instead tested the balance for impairment.  Identifiable  intangible assets are amortized over a three-year period using the straight-line method. Amortization expense was $31,674 and $432 for the three  months  ended  March 31, 2003 and 2002,  respectively.  The gross carrying amount and accumulated  amortization of other  intangible  assets as of
March 31, 2003 and December 31, 2002 are as follows:

                                                             March 31,      December 31,
                                                               2003            2002
                                                             ---------      ------------

        Customer relationships and purchased technology:

        Gross carrying amount                                $ 216,850      $ 216,850
        Accumulated amortization                             $ (54,213)     $ (36,142)
                                                             ---------      ---------
       Net carrying amount                                   $ 162,637      $ 180,708
                                                             =========      =========

        Patents and trademarks:

        Gross carrying amount                                $ 187,439      $ 145,534
        Accumulated amortization                             $ (30,354)     $ (16,751)
                                                             ---------      ---------
       Net carrying amount                                   $ 157,085      $ 128,783
                                                             =========      =========

(h) SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

    Costs  associated  with  the  development  of  new  software   products  and
enhancements  to existing  software  products  are  expensed  as incurred  until technological  feasibility  of the  product has been  established.  Based on the
Company's product development process,  technological feasibility is established upon completion of a working model.  The Company did not capitalize any software development costs until its initial product reached technological feasibility in the end of March 2001. Until such product was released,  the Company capitalized
$94,570 of software  development  costs, of which  $7,881 was  amortized for the three months ended March 31, 2003 and 2002. Amortization of software development costs is recorded at the greater of straight  line over three years or the ratio of current  revenue of the  related  products to total  current and  anticipated future revenue of these products.

    Purchased   software   technology  of  $2,458,750  and  $1,923,611,  net  of
accumulated  amortization  of $1,392,249  and  $1,116,389,  is included in other assets in the  balance  sheets  as of March  31,  2003 and  December  31,  2002, respectively.  Amortization  expense was  $275,860  and  $186,667  for the three months ended March 31, 2003 and 2002, respectively.

(i) INCOME TAXES

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

(j) LONG-LIVED ASSETS

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

(k) ACCOUNTING FOR STOCK-BASED COMPENSATION

    The  Company  applies  the   intrinsic-value   based  method  of  accounting
prescribed by Accounting  Principles Board (APB) Opinion No. 25,  ACCOUNTING FOR
STOCK  ISSUED TO  EMPLOYEES,  and related  interpretations  including  Financial
Accounting  Standards  Board  ("FASB")  Interpretation  No. 44,  ACCOUNTING  FOR
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

                                                         For the Three Months Ended March 31,

                                                                2003              2002
                                                            -----------      -----------

Net loss as reported                                        $(1,738,853)     $(2,581,385)

 Add stock-based employee compensation expense included
       in reported net income, net of tax                   $   115,869      $   358,546

 Deduct total stock-based employee compensation expense
       determined under fair-value-based method for all
       awards, net of tax                                   $(1,317,042)     $  (877,116)
                                                            -----------      -----------

Net loss - pro forma                                        $(2,940,026)     $(3,099,955)
                                                            ===========      ===========

Basic net loss per common share-as reported                 $     (0.04)     $     (0.06)

Basic net loss  per common share- pro forma                 $     (0.06)     $     (0.07)

(l) FINANCIAL INSTRUMENTS

    As of March 31, 2003 and December 31, 2002,  the fair value of the Company's financial instruments including cash and cash equivalents,  accounts receivable, accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

(m) FOREIGN CURRENCY

    Assets  and  liabilities  of  foreign  operations  are  translated  from the functional  currency  to the U.S.  dollar at rates of exchange at the end of the period,  while results of operations are translated at average exchange rates in effect for the  period.  Unrealized  gains and losses  from the  translation  of foreign  assets and  liabilities  are  classified as a component of  accumulated other  (loss)  gain in  stockholders'  equity.  Realized  gains and losses  from foreign currency transactions are included in the statements of operations.

(n)  EARNINGS PER SHARE (EPS)

    Basic EPS is  computed  based on the  weighted  average  number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to net  losses for the  periods  presented,  all common  stock equivalents were excluded from diluted net loss per share. As of March 31, 2003, potentially  dilutive common stock equivalents  included 9,047,115 stock options outstanding.

(o)  COMPREHENSIVE LOSS

    Comprehensive  loss  amounted to  $1,873,919  and  $2,848,111  for the three months ended March 31, 2003 and 2002,  respectively  and includes the  Company's net loss, foreign currency translation adjustments of $(5,437) and $(14,149) for the three  months  ended March 31, 2003 and 2002,  respectively  and  unrealized losses on  marketable  securities  of $(129,629)  and  $(252,577)  for the three months ended March 31, 2003 and 2002, respectively.

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

(q) NEW ACCOUNTING PRONOUNCEMENTS

    In November 2002, the Emerging Issue Task Force ("EITF") reached a consensus on EITF Issue No.  00-21,  "ACCOUNTING  FOR REVENUE  ARRANGEMENTS  WITH MULTIPLE
DELIVERABLES".  The Issue  addresses the  accounting for  arrangements  that may involve the delivery or  performance of multiple  revenue-generating  activities and how to determine whether such an arrangement involving multiple deliverables contains more than one unit of accounting  for purposes of revenue  recognition.
The guidance in this issue is effective for revenue arrangements entered into in quarters beginning after June 15, 2003. Accordingly, the Company will adopt EITF
Issue No. 00-21  effective July 1, 2003. We are currently  evaluating the impact of this  Issue  but do not  expect  adoption  to have a  material  impact on our results of operations, financial position or cash flows.

    In December 2002, the FASB issued SFAS No. 148,  ACCOUNTING FOR  STOCK-BASED
COMPENSATION--TRANSITION  AND DISCLOSURE  ("SFAS No. 148").  SFAS No. 148 amends
SFAS No. 123,  ACCOUNTING FOR STOCK-BASED  COMPENSATION,  to provide alternative methods of transition for a voluntary change to the fair  value-based  method of accounting for stock-based employee compensation ("transition  provisions").  In addition, SFAS No. 148 amends the disclosure requirements of APB Opinion No. 28,
INTERIM FINANCIAL REPORTING, to require proforma disclosure in interim financial statements by companies that elect to account for stock-based compensation using the  intrinsic  value  method  prescribed  in APB  Opinion  No. 25  ("disclosure provisions"). The transition methods of SFAS No. 148 are effective for financial statements  for fiscal  years  ending  after  December  15,  2002.  The  Company continues  to use the  intrinsic  value  method of  accounting  for  stock-based compensation.  As a result,  the transition  provisions do not have an effect on the Company's  consolidated  financial  statements.  The Company has adopted the disclosure  requirements of SFAS No. 148. The FASB recently  indicated that they will require  stock-based  employee  compensation  to be recorded as a charge to earnings beginning in 2004. The Company will continue to monitor the progress of the FASB on the issuance of this  standard as well as evaluate its position with respect to current guidance.

    In January 2003, the FASB issued  Interpretation  No. 46,  Consolidation  of
Variable Interest  Entities,  an interpretation of Accounting  Research Bulletin
No. 51.  Interpretation 46 establishes  accounting guidance for consolidation of variable  interest  entities  that  function  to support the  activities  of the primary beneficiary.  Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other  business  relationship  with a  variable  interest  entity.  The  Company currently has no contractual  relationship or other business relationship with a variable  interest  entity and  therefore the adoption did not have an effect on its consolidated  financial position or results of operations.  However,  if the
Company enters into any such arrangement with a variable  interest entity in the future,  its  consolidated  financial  position or results of operations  may be adversely impacted.

(r)  RECLASSIFICATIONS

    Certain  reclassifications  have  been  made to  prior  year's  consolidated financial statements to conform to the current year's presentation.

(2)  ACQUISITIONS

      On July  3,  2002,  FalconStor  AC,  Inc.,  a  newly  formed  wholly-owned subsidiary  of the  Company,  acquired  all of the  common  stock of IP  Metrics
Software,  Inc. ("IP Metrics"),  a provider of intelligent trunking software for mission-critical  networks,  for $2,432,419 in cash plus payments  contingent on the level of revenues  from IP Metrics'  products  and  services for a period of twenty-four  months.  As of March 31, 2003, the Company has accrued  $281,469 of additional  purchase  consideration  related to these contingent  payments.  The acquisition  was accounted  for under the purchase  method and the results of IP
Metrics are included with those of the Company from the date of acquisition.

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

      The following unaudited pro forma consolidated financial information gives effect to the above  described  acquisitions  of IP Metrics and FarmStor,  as if they had occurred at the beginning of the period by consolidating the continuing results of  operations  of the  Company,  IP Metrics and  FarmStor for the three months ended March 31, 2002.

                                                                     Three Months Ended
                                                                       March 31, 2002
                                                                     ------------------

         Revenues ................................................     $  2,208,976
         Net Loss from continuing operations .....................       (2,500,264)
         Basic and diluted net loss from continuing operations per
              share ..............................................             --
                                                                       $      (0.06)
         Weighted average basic and diluted shares
              outstanding.........................................       45,184,257

      The pro forma  statement is provided for  illustrative  purposes  only and does not represent what the actual consolidated results of operations would have been had the  acquisitions  occurred on the date assumed,  nor is it necessarily indicative of future results of operations.

(3)  SEGMENT REPORTING

      The Company is  organized  in a single  operating  segment for purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers  in the  following  geographical  areas for the three months ended March 31, 2003 and March 31, 2002 and the location of long-lived assets as of March 31, 2003 and December 31, 2002 are summarized as follows:

                                           Three Months Ended March 31,
                                               2003          2002
                                           ----------     ----------

          United States                    $2,301,566     $1,168,697
          Asia and other international     $1,377,341     $  812,145
                                           -------------------------

             Total revenues                $3,678,907     $1,980,842
                                           ==========     ==========

                                                                    March 31,     December 31,
                                                                      2003            2002
                                                                   ----------     ------------

          Long-lived assets (includes all non-current assets):

          United States                                            $8,411,049     $7,655,900
          Asia and other international                             $  748,903     $  499,497
                                                                   ----------     ----------

          Total long-lived assets                                  $9,159,952     $8,155,397
                                                                   ==========     ==========

(4)  LIABILITIES OF DISCONTINUED OPERATIONS

      On February 14, 2003, the Company reached a settlement  related to a claim associated  with the liabilities of  discontinued  operations.  The Company paid
$2,850,000 in settlement of this claim.

(5)  STOCK REPURCHASE PROGRAM

      On October 25,  2001,  the Company  announced  that its Board of Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding common stock. The repurchases will be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management  based on  market  conditions.  As of March  31,  2003,  the  Company repurchased a total of 235,000 shares for $1,435,130.

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
Several  strategic  partners  have  recognized  the  industrial  strength of our flagship  IPStor(R)  software  and  utilized it to power their  special  purpose storage  appliances to perform Real Time Data Migration,  Data Replication,  and other advanced  storage  services.  IPStor  leverages high  performance IP or FC based networks to help corporate IT aggregate  storage  capacity and contain the run-away  cost  of  administering  mission-critical  storage  services  such  as snapshot, backup, data replication, and other storage services, in a distributed environment.  Over 300 customers  around the world have  deployed  IPStor in the production  environment to manage storage infrastructure with minimal TCO (Total
Cost of Ownership) and optimal ROI (Return on Investment).

            On July 3, 2002, we acquired IP Metrics,  a provider of  intelligent trunking software for mission-critical  networks.  For more information relating to the acquisition of IP Metrics, including the accounting treatment, see note 2 to the accompanying consolidated financial statements.

            Our  critical  accounting  policies  are those  related  to  revenue recognition.  As described  in note 1 to our  unaudited  condensed  consolidated financial statements,  we recognize revenue in accordance with the provisions of
Statement of Position 97-2, Software Revenue Recognition,  as amended.  Software license  revenue is recognized  only when  pervasive  evidence of an arrangement exists  and  the  fee is  fixed  and  determinable,  among  other  criteria.  An arrangement  is  evidenced  by a  signed  customer  contract  for  nonrefundable payments  received  from OEMs,  or a customer  purchase  order for each software license resold by an OEM,  distributor or solution  provider to an end user. The software  license fees are fixed and  determinable as our standard payment terms range from 30 to 90 days,  depending on regional billing practices,  and we have not  provided  any of our  customers  extended  payment  terms.  When a customer licenses  software  together  with the  purchase of  maintenance,  we allocate a portion of the fee to  maintenance  for its fair value based on the  contractual maintenance renewal rate.

RESULTS OF  OPERATIONS - FOR THE THREE  MONTHS ENDED MARCH 31, 2003  COMPARED TO
THE THREE MONTHS ENDED MARCH 31, 2002.

REVENUES

Overall,  revenues  increased  86% from $2.0  million for the three months ended
March 31, 2002 to $3.7 million for the three months ended March 31, 2003.

SOFTWARE LICENSE REVENUE

            Software  license  revenue is  comprised of software  licenses  sold through our OEM's, value-added resellers and distributors to end users and, to a lesser extent,  directly to end users. These revenues are recognized when, among other  requirements,  we receive a customer  purchase order and the software and permanent key codes are delivered to the customer. We also receive nonrefundable advances and engineering fees from some of our OEM partners.  These arrangements are evidenced by a signed customer contract,  and the revenue is recognized when the software  product  master is delivered  and  accepted,  and the  engineering services, if any, have been performed.

            Software  license  revenue  increased  64% from $1.6 million for the three  months  ended March 31, 2002 to $2.7  million for the three  months ended
March 31, 2003. The increase in software  license  revenues was due to increased market  acceptance  of our  product as well as an  increase in the number of our channel partners. As a result of these increases, the number of our transactions nearly doubled compared to the same period a year ago.

SOFTWARE SERVICES AND OTHER REVENUE

            Software  services  and other  revenues  are  comprised  of software maintenance and technical  support,  professional  services primarily related to the  implementation  of our  software,  engineering  services,  and, to a lesser extent,  sales of  computer  hardware.  Revenue  derived  from  maintenance  and
technical  support   contracts  is  recognized   ratably  over  the  contractual
maintenance term. Professional services revenue is recognized in the period that the related services are performed.  Engineering  services are primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed.  In the  first  three  months  of 2003,  we had a  limited  number of transactions  in which we purchased  hardware and bundled this hardware with our software and sold the bundled solution to our customer.  The associated  revenue was  recognized  when the hardware and software were  delivered to the customer.
Software services and other revenue increased 187% to $1.0 million for the three months ended March 31, 2003  compared to $0.3 million for the three months ended
March 31, 2002.  The primary  reason for the  increase in software  services and other  revenue was an increase in the number of our  maintenance  and  technical support  contracts.  This  increase  in  maintenance  and support  contracts  is directly  related to the  increase in our software  license customers  that have elected to purchase maintenance.  Additionally, for the three months ended March
31,  2003,  we earned  revenue  from  maintenance  renewals  related to software licenses from the prior year.  For the three months ended March 31, 2002, we did not earn any revenue  from  maintenance  renewals  since our  software  was only released  at the end of the second  quarter of 2001.  The sale of  approximately
$0.4  million  of  hardware  in the  three  months  ended  March  31,  2003 also contributed  to the  increase in software  services and other  revenue.  For the three months ended March 31, 2002, we did not have any sales of hardware.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

            Amortization  of purchased and capitalized  software  increased from
$7,881 for the three  months  ended March 31, 2002 to $0.3 million for the three months  ended  March 31,  2003.  The  Company did not  capitalize  any  software development costs until our initial product reached technological feasibility in
March 2001. At that point, we capitalized  $0.1 million of software  development costs,  which are being  amortized  at the greater of  straight  line over three years or the ratio of current  revenue of the related  products to total current and anticipated  future revenue of these  products.  Amortization of capitalized software  was $7,881 for the three  months  ended March 31,  2002 and 2003.  The amortization of purchased software licenses is recorded as software  development expense until the modified product is available for resale and then the expenses are recorded in cost of revenues. For the three months ended March 31, 2002, the amortization of purchased software licenses was recorded as software development expense since the product was not yet available for resale. For the three months ended March 31, 2003, a much higher portion of our purchased  software  licenses were available for resale. As a result,  amortization of $253,332 related to the purchased  software  licenses  available  for  resale  was  recorded  in cost of revenues for the three months ended March 31, 2003.

COST OF SOFTWARE SERVICES AND OTHER REVENUE

            Cost of software services and other revenues  consists  primarily of personnel and other costs  associated with providing  software  implementations, technical support under maintenance  contracts,  and training.  Cost of software services and other  revenues  also  includes the cost of hardware  purchased for resale.  Cost of software services and other revenues for the three months ended
March 31, 2003 increased by 90% to $0.6 million compared to $0.3 million for the three months ended March 31, 2002. The increase in cost of software services and other revenues is primarily related to $0.3 million of hardware costs associated with  hardware  revenue.  For the three months ended March 31, 2002,  we did not have any sales of hardware.

            Gross  profit for the three  months  ended  March 31,  2003 was $2.8 million or 77%  compared to $1.7 million or 84% for the three months ended March
31, 2002.  The increase in gross profit was directly  related to the increase in revenues.  The decrease in gross  margins was  primarily  due to the increase in amortization of purchased software licenses and lower margins on hardware sales.

SOFTWARE DEVELOPMENT COSTS

            Software  development costs consist primarily of personnel costs for product  development  personnel  and other  related  costs  associated  with the
development  of  new  products,   enhancements  to  existing  products,  quality
assurance and testing.  Software  development costs decreased 4% to $1.6 million for the three months ended March 31, 2003 from $1.7 million for the three months ended March 31, 2002. The decrease in software  development costs was mainly due to recording a portion of amortization  expense from purchased software licenses in amortization of purchased and capitalized  software in 2003. The amortization of these licenses is recorded as software development expense until the modified product is  available  for resale and then the  expenses are recorded in cost of revenues.

SELLING AND MARKETING

            Selling  and  marketing  expenses  consist  primarily  of sales  and marketing  personnel  and  related  costs,  travel,  public  relations  expense, marketing literature and promotions,  commissions,  trade show expenses, and the costs associated with our foreign sales offices.  Selling and marketing expenses increased  10% to $2.5  million for the three  months  ended March 31, 2003 from
$2.3 million for the three months ended March 31, 2002. This increase in selling and marketing expenses was partially due to increased commission expense,  which is directly  related to our increase in revenues.  Additionally,  salary related expenses increased as we increased our headcount to support our revenue growth.

GENERAL AND ADMINISTRATIVE

            General and  administrative  expenses consist primarily of personnel costs of general and  administrative  functions,  public company  related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs.  General and administrative  expenses increased 12% to
$0.7 million for the three months ended March 31, 2003 from $0.6 million for the three months ended March 31,  2002.  The increase in general and  administrative expenses was primarily due to significantly increased premiums for our directors and officers insurance.

INTEREST AND OTHER INCOME

            Interest  and other  income  decreased  16% to $0.3  million for the three  months  ended March 31, 2003 from $0.4 million for the three months ended
March 31, 2002. This decrease in interest income was due to lower interest rates and lower average cash, cash equivalent and marketable securities balances.

INCOME TAXES

            We did not record a tax benefit  associated  with the  pre-tax  loss incurred  from the period from  inception  (February 10, 2000) through March 31,
2003, as we deemed that it was more likely than not that the deferred tax assets will not be realized based on our  development  and now early stage  operations.
Accordingly, we provided a full valuation allowance against our net deferred tax assets.  Our income tax  provision  consists of tax  liabilities  related to our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

            Our cash and cash  equivalents  totaled $15.6 million and marketable securities totaled $30.7 million at March 31, 2003. As of March 31, 2002, we had approximately  $25.9 million in cash and cash  equivalents  and $35.9 million in marketable  securities.  Net cash  used in  operating  activities  totaled  $0.3 million for the three months ended March 31, 2003.  This was  primarily a result of our net loss of $1.7  million,  an increase in other assets and a decrease in accrued  expenses.  These amounts were partially  offset by non-cash  charges of
$0.7 million consisting of depreciation and amortization,  non-cash professional services expenses, and equity-based compensation.  Additional offsetting amounts include  decreases in accounts  receivable,  prepaid  expenses and other current assets, and increases in accounts payable and deferred revenue. Net cash used in operating activities for the three months ended March 31, 2002 was $1.6 million.
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

            Net cash provided by investing  activities  was $4.5 million for the three  months  ended March 31, 2003,  due  primarily to net sales of  marketable securities  of $6.0 million.  This amount was  partially  offset by purchases of property and  equipment of $0.7  million and  purchases of software  licenses of
$0.8 million.  Net cash used in investing  activities  was $10.5 million for the three  months  ended  March 31,  2002,  due to $10.0  million  in  purchases  of marketable securities and $0.5 million in purchases of property and equipment.

            Net cash provided by financing  activities was $0.1 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively.  These amounts were related to the exercise of stock options.

            For the three  months  ended March 31,  2003 and 2002,  we paid $2.9 million and $1.5 million,  respectively,  related to liabilities of discontinued
operations.

            As of March 31, 2003, we had $1.3 million of liabilities  related to the discontinued operations of Network Peripherals Inc.

            In October 2001, our Board of Directors authorized the repurchase of up to two million  shares of our  outstanding  common  stock,  of which  235,000 shares were repurchased  through March 31, 2003, at an aggregate  purchase price of $1.4 million.

            In connection  with our  acquisition  of IP Metrics in July 2002, we are  required to make cash  payments to the former  shareholders  of IP Metrics, which are  contingent  on the level of revenues  from IP Metrics  products for a period of  twenty-four  months  subsequent to the  acquisition.  As of March 31,
2003, the Company has accrued $0.3 million of additional purchase  consideration related to sales of IP Metrics products.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In November 2002,  the Emerging Issue Task Force ("EITF")  reached a consensus on EITF Issue No. 00-21,  "ACCOUNTING  FOR REVENUE  ARRANGEMENTS  WITH
MULTIPLE DELIVERABLES". The Issue addresses the accounting for arrangements that
may  involve  the  delivery  or  performance   of  multiple   revenue-generating
activities and how to determine whether such an arrangement  involving  multiple deliverables  contains more than one unit of accounting  for purposes of revenue recognition.  The guidance in this issue is effective  for revenue  arrangements entered into in quarters  beginning  after June 15, 2003.  Accordingly,  we will adopt EITF Issue No. 00-21  effective July 1, 2003. We are currently  evaluating the impact of this Issue but do not expect adoption to have a material impact on our results of operations, financial position or cash flows.

            In December 2002, the Financial  Accounting Standards Board ("FASB")
issued  Statement of Financial  Accounting  Standards  No. 148,  ACCOUNTING  FOR
STOCK-BASED  COMPENSATION--TRANSITION  AND  DISCLOSURE  ("SFAS No.  148").  SFAS
No.148 amends SFAS No. 123, Accounting for Stock-Based Compensation,  to provide alternative methods of transition for a voluntary change to the fair value-based
method  of  accounting  for  stock-based  employee   compensation   ("transition
provisions").  In addition,  SFAS No. 148 amends the disclosure  requirements of
Accounting Principals Board ("APB") Opinion No. 28, INTERIM FINANCIAL REPORTING,
to require proforma disclosure in interim financial statements by companies that elect to account for stock-based  compensation  using the intrinsic value method prescribed  in APB  Opinion No. 25  ("disclosure  provisions").  The  transition methods of SFAS No. 148 are effective for financial  statements for fiscal years ending after December 15, 2002. We continue to use the intrinsic value method of accounting for stock-based compensation.  As a result, the transition provisions do not have an effect on our consolidated financial statements.  We have adopted the disclosure  requirements  of SFAS No. 148. The FASB recently  indicated that they will require stock-based  employee  compensation to be recorded as a charge to earnings  beginning in 2004.  We will continue to monitor the progress of the
FASB on the  issuance of this  standard as well as evaluate  our  position  with respect to current guidance.

            In  January   2003,   the  FASB   issued   Interpretation   No.  46,
CONSOLIDATION OF VARIABLE  INTEREST  ENTITIES,  AN  INTERPRETATION OF ACCOUNTING
RESEARCH BULLETIN NO. 51. Interpretation 46 establishes  accounting guidance for consolidation  of  variable  interest  entities  that  function  to support  the activities of the primary beneficiary. Interpretation 46 applies to any business
enterprise,   both  public  and  private,   that  has  a  controlling  interest,
contractual relationship or other business relationship with a variable interest entity.  We  currently  have  no  contractual  relationship  or  other  business relationship  with a variable interest entity and therefore the adoption did not have an effect on our consolidated  financial position or results of operations.
However,  if we enter into any such arrangement with a variable  interest entity in the future, our consolidated  financial position or results of operations may be adversely impacted.

                                  RISK FACTORS

WE HAVE HAD LIMITED REVENUES AND A HISTORY OF LOSSES,  AND WE MAY NOT ACHIEVE OR
MAINTAIN PROFITABILITY.

            We have had limited  revenues and a history of losses.  For the year ended  December  31,  2002 and the three  months  ended March 31,  2003,  we had revenues of $10.6  million and $3.7 million,  respectively.  For the period from inception  (February  10, 2000)  through March 31, 2003 and for the three months ended  March 31,  2003,  we had a net loss of $25.4  million  and $1.7  million, respectively.  We have signed  contracts with  resellers and original  equipment manufacturers,  or OEMs,  and believe that as a result of these  contracts,  our revenues  should  increase  in the  future,  although  we are  unable to predict whether  we  will  be  profitable.  Our  business  model  depends  upon  signing agreements with additional OEM customers,  further developing our reseller sales channel, and expanding our direct sales force. Any difficulty in obtaining these
OEM and reseller  customers or in  attracting  qualified  sales  personnel  will hinder our  ability to  generate  additional  revenues  and  achieve or maintain profitability.

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

OUR BOARD OF DIRECTORS MAY  SELECTIVELY  RELEASE SHARES OF OUR COMMON STOCK FROM
LOCK-UP RESTRICTIONS.

            Currently, approximately 26.2 million shares of our common stock are subject to  contractual  lock-up  restrictions  expiring on April 30, 2004.  Our board of directors may, in its sole discretion, release any or all of the shares of our  common  stock  from  lock-up  restrictions  at any time with or  without notice. Any release of such shares from lock-up restrictions may be applied on a proportionate  or selective  basis. If the release is selectively  applied,  the stockholders  whose shares are not  released  will be forced to hold such shares while  other  stockholders  may sell.  In  addition,  the release of any of such shares  could  depress our stock price.  Our board of directors  has agreed to a phased release of up to  approximately  2.0 million  shares between  November 1,
2002 and April 1, 2004, from the shares that are subject to contractual  lock-up restrictions expiring on April 30, 2004.

OUR STOCK PRICE MAY BE VOLATILE

            The market price of our common  stock has been  volatile in the past and may be volatile in the future.  For example,  during the past twelve  months ended  March 31,  2003,  the market  price of our common  stock as quoted on the
NASDAQ National  Market System  fluctuated  between $3.43 and $7.60.  The market price  of our  common  stock  may be  significantly  affected  by the  following factors:

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING OPTIONS, THE EXERCISE OF WHICH WOULD
DILUTE THE THEN-EXISTING STOCKHOLDERS' PERCENTAGE OWNERSHIP OF OUR COMMON STOCK.

            As of March 31,  2003,  we have  outstanding  options to purchase an aggregate of 9,047,115 shares of our common stock at a weighted average exercise price of $3.67 per share.

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

ITEM 4.         CONTROLS AND PROCEDURES

Under the supervision and with the  participation  of our management,  including our  principal  executive  officer  and  principal  financial  officer,  we have evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls  and  procedures  within 90 days of the filing  date of this  quarterly report,  and, based on their  evaluation,  our principal  executive  officer and principal  financial  officer have  concluded that these controls and procedures are effective.  There were no significant changes in our internal controls or in other factors that could  significantly  affect these controls subsequent to the date of their evaluation.

Disclosure  controls and procedures  are procedures  that are designed to ensure that  information  required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded,  processed,  summarized and reported, within the time periods  specified in the Securities  and Exchange  Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls  and  procedures  designed  to ensure that  information  required to be disclosed  by us in  the  reports  that  we  file  under  the  Exchange  Act  is
accumulated  and  communicated  to  our  management,   including  our  principal
executive  officer and principal  financial  officer,  as  appropriate  to allow timely decisions regarding required disclosure.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)         Exhibits

                       99.1        Certification of the Chief Executive Officer

                       99.2        Certification of the Chief Financial Officer

           (b)  Reports on Form 8-K

                       On January 29, 2003, we filed a Form 8-K under Item 5.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FALCONSTOR SOFTWARE, INC.

                                    /s/ Jacob Ferng
                                    ----------------------------------
                                    Jacob Ferng
                                    Chief Financial Officer and Vice President
                                    (Principal Accounting Officer)

May 15, 2003

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

                  b)    any  fraud,  whether  or  not  material,  that  involves
                        management  or other  employees  who have a  significant
                        role in the registrant's internal controls; and

            6.    The  registrant's   other  certifying   officers  and  I  have
                  indicated in this  quarterly  report whether or not there were significant  changes in internal  controls or in other factors that could  significantly  affect internal controls subsequent to the  date of our  most  recent  evaluation,  including  any corrective actions with regard to significant deficiencies and material weakness.

Date:  May 15, 2003                             /s/ ReiJane Huai
                                                --------------------------------
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

                  b)    any  fraud,  whether  or  not  material,  that  involves
                        management  or other  employees  who have a  significant
                        role in the registrant's internal controls; and

            6.    The  registrant's   other  certifying   officers  and  I  have
                  indicated in this  quarterly  report whether or not there were significant  changes in internal  controls or in other factors that could  significantly  affect internal controls subsequent to the  date of our  most  recent  evaluation,  including  any corrective actions with regard to significant deficiencies and material weakness.

Date:   May 15, 2003                            /s/ Jacob Ferng
                                                --------------------------------
                                                Jacob Ferng
                                                Chief Financial Officer

