Form 10-Q
period 2003-06-30
FALCONSTOR SOFTWARE INC
filed 2003-08-14
CIK 922521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/X/    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934
       For the quarterly period ended               June 30, 2003
                                      ------------------------------------------

/ /    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _________________ to _____________________

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

The number of shares of Common Stock issued and outstanding as of August 4, 2003 was 46,032,262, which includes redeemable common shares.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                            Page

PART I.    Financial Information                                              3

Item 1.    Consolidated Financial Statements                                  3

           Consolidated Balance Sheets at June 30, 2003
               (unaudited) and December 31, 2002                              3

           Unaudited Consolidated Statements of Operations for the
               three and six months ended June 30, 2003 and 2002              4

           Unaudited Consolidated Statements of Cash Flows for the six
               months ended June 30, 2003 and 2002                            5

           Notes to the Unaudited Condensed Consolidated
               Financial Statements                                           6

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     13

Item 3.    Qualitative and Quantitative Disclosures about Market Risk        24

Item 4.    Controls and Procedures                                           25

PART II.   Other Information                                                 26

Item 4.    Submission of Matters to a Vote of Security Holders               26

Item 6.    Exhibits and Reports on Form 8-K                                  26

PART I.  FINANCIAL INFORMATION
ITEM 1.     Consolidated Financial Statements

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30, 2003   December 31, 2002
                                                                               -------------   -----------------
                                       Assets                                   (unaudited)
Current assets:
   Cash and cash equivalents ................................................   $ 12,850,007    $ 14,191,075
   Marketable securities ....................................................     31,369,875      36,910,448
   Accounts receivable, net .................................................      4,612,828       4,285,892
   Prepaid expenses and other current assets ................................        642,365       1,167,174
                                                                                ------------    ------------

            Total current assets ............................................     49,475,075      56,554,589

Property and equipment, net .................................................      2,558,888       2,068,001
Goodwill ....................................................................      3,301,599       3,301,599
Other intangible assets, net ................................................        333,111         309,491
Other assets ................................................................      3,267,627       2,476,306
                                                                                ------------    ------------

            Total assets ....................................................   $ 58,936,300    $ 64,709,986
                                                                                ============    ============

         Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable .........................................................   $    486,603    $    437,088
   Accrued expenses .........................................................      2,141,257       1,987,651
   Deferred revenue .........................................................      2,057,521       2,182,729
   Net liabilities of discontinued operations ...............................      1,188,938       4,201,465
                                                                                ------------    ------------

            Total current liabilities .......................................      5,874,319       8,808,933
                                                                                ------------    ------------

Commitments

Stockholders' equity:
   Convertible preferred stock - $.001 par value, 2,000,000 shares authorized           --              --
   Common stock - $.001 par value, 100,000,000 shares authorized,
      46,267,262 and 45,527,590 shares issued, respectively .................         46,267          45,528
   Additional paid-in capital ...............................................     81,736,308      81,423,661
   Deferred compensation ....................................................       (239,707)       (471,445)
   Accumulated deficit ......................................................    (27,012,412)    (23,694,634)
   Common stock held in treasury, at cost (235,000 shares) ..................     (1,435,130)     (1,435,130)
   Accumulated other comprehensive (loss) gain ..............................        (33,345)         33,073
                                                                                ------------    ------------

            Total stockholders' equity ......................................     53,061,981      55,901,053
                                                                                ------------    ------------
            Total liabilities and stockholders' equity ......................   $ 58,936,300    $ 64,709,986
                                                                                ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended June 30,   Six Months Ended June 30,
                                                                  --------------------------------------------------------

                                                                       2003           2002           2003           2002
                                                                  --------------------------  ---------------------------

Revenues:
Software license revenue .......................................  $  3,023,920   $  2,098,279   $  5,710,738    $  3,733,223
Software services and other revenue ............................     1,066,957        278,339      2,059,046         624,237
                                                                  ------------   ------------   ------------    ------------
                                                                     4,090,877      2,376,618      7,769,784       4,357,460

Operating expenses:
   Amortization of purchased and capitalized software ..........       338,798          7,881        600,011          15,762
   Cost of software services and other revenue .................       591,655        286,571      1,183,656         597,910
   Software development costs ..................................     1,671,490      1,822,433      3,306,282       3,517,189
   Selling and marketing .......................................     2,637,991      2,543,670      5,186,921       4,855,492
   General and administrative ..................................       698,499        637,536      1,390,819       1,255,024
                                                                  ------------   ------------   ------------    ------------
                                                                     5,938,433      5,298,091     11,667,689      10,241,377
                                                                  ------------   ------------   ------------    ------------
           Operating loss ......................................    (1,847,556)    (2,921,473)    (3,897,905)     (5,883,917)
                                                                  ------------   ------------   ------------    ------------

Interest and other income ......................................       279,528        456,802        597,839         837,861
                                                                  ------------   ------------   ------------    ------------

         Loss before income taxes ..............................    (1,568,028)    (2,464,671)    (3,300,066)     (5,046,056)

Provision for income taxes .....................................        10,897           --           17,712            --
                                                                  ------------   ------------   ------------    ------------

         Net loss ..............................................  $ (1,578,925)  $ (2,464,671)  $ (3,317,778)   $ (5,046,056)
                                                                  ------------   ------------   ------------    ------------

Basic and diluted net loss per share ...........................  $      (0.03)  $      (0.05)  $      (0.07)   $      (0.11)
                                                                  ============   ============   ============    ============

Weighted average basic and diluted shares
   outstanding .................................................    45,848,994     45,238,657     45,675,392      45,211,607
                                                                  ============   ============   ============    ============

                            See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Six Months Ended
                                                                     June 30,
                                                                2003            2002
                                                                ----            ----
Cash flows from operating activities:
   Net loss .............................................   $ (3,317,778)   $ (5,046,056)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization ..................      1,320,135         769,194
         Non-cash professional services expenses ........         34,325          16,353
         Equity-based compensation expense ..............        231,738         459,305
      Changes in operating assets and liabilities:
         Accounts receivable, net .......................       (326,936)          7,109
         Prepaid expenses and other current assets ......        509,044          10,062
         Other assets ...................................        (89,389)        (53,890)
         Accounts payable ...............................         49,515        (149,408)
         Accrued expenses ...............................        153,606        (216,307)
         Deferred revenue ...............................       (125,208)        489,503
                                                            ------------    ------------

            Net cash used in operating activities .......     (1,560,948)     (3,714,135)
                                                            ------------    ------------

Cash flows from investing activities:
   Sale of marketable securities ........................     11,745,748       7,326,429
   Purchase of marketable securities ....................     (6,216,791)    (11,990,346)
   Purchase of investment ...............................       (137,710)        (75,000)
   Purchase of property and equipment ...................     (1,121,864)       (828,667)
   Purchase of software licenses ........................     (1,171,000)       (350,000)
   Purchase of intangible assets ........................        (90,235)           --
                                                            ------------    ------------

      Net cash provided by (used in) investing activities      3,008,148      (5,917,584)
                                                            ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options ..............        279,061       1,088,038
   Payments to acquire treasury stock ...................           --          (214,400)
                                                            ------------    ------------

      Net cash provided by financing activities .........        279,061         873,638
                                                            ------------    ------------

Cash flows from discontinued operations:
   Payments of liabilities of discontinued operations ...     (3,012,527)     (1,801,011)
                                                            ------------    ------------

Effect of exchange rate changes on cash .................        (54,802)         26,170
                                                            ------------    ------------

Net decrease in cash and cash equivalents ...............     (1,341,068)    (10,532,922)

Cash and cash equivalents, beginning of period ..........     14,191,075      38,370,937
                                                            ------------    ------------

Cash and cash equivalents, end of period ................   $ 12,850,007    $ 27,838,015
                                                            ============    ============

The Company did not pay any interest expense or income taxes for the six months ended June 30, 2003 and 2002. See accompanying notes to unaudited consolidated financial statements.

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

(c) UNAUDITED INTERIM FINANCIAL INFORMATION

      The unaudited interim consolidated  financial statements of the Company as of and for the three  and six  months  ended  June 30,  2003 and 2002,  included herein have been prepared,  without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures  normally  included in financial  statements  prepared in accordance with accounting  principles  generally  accepted in the United States of America have been condensed or omitted  pursuant to such rules and regulations  relating to interim financial statements.

      In the opinion of management, the accompanying unaudited interim condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2003 and the results of its  operations for the three months and six months ended June 30, 2003 and 2002.

(d) CASH EQUIVALENTS AND MARKETABLE SECURITIES

      The Company  considers  all highly liquid  investments  with a maturity of three months or less when purchased to be cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$12.0 million at June 30, 2003.  Marketable securities at June 30, 2003 amounted to $31.4 million and  consisted of corporate  bonds and  government  securities, which are classified as available for sale, and  accordingly,  unrealized  gains and losses on marketable  securities are reflected as a component of accumulated other comprehensive (loss) gain in stockholders' equity.

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

      For the six months ended June 30, 2003,  the Company had a limited  number of  transactions  in which it purchased  hardware and bundled this hardware with the  Company's  software  and sold the  bundled  solution to its  customer.  The associated  revenue was  recognized  when the  hardware  and the  software  were delivered to the customer.

(f)   PROPERTY AND EQUIPMENT

      Property and  equipment are recorded at cost.  Depreciation  is recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years).

(g)   GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill  represents  the excess of the purchase  price over the estimated fair value of net  tangible  and  identifiable  intangible  assets  acquired  in
business  combinations.   Consistent  with  Statement  of  Financial  Accounting
Standards  ("SFAS") 142, Goodwill and Other Intangible  Assets,  the Company has
not  amortized  goodwill  related to its  acquisitions,  but instead  tested the balance for  impairment.  Identifiable  intangible  assets are amortized  over a three-year  period  using the  straight-line  method.  Amortization  expense was
$34,940  and  $1,524  for the  three  months  ended  June  30,  2003  and  2002, respectively,  and $66,615 and $1,956 for the six months ended June 30, 2003 and
2002,  respectively.  The gross carrying amount and accumulated  amortization of other  intangible  assets  as of June 30,  2003  and  December  31,  2002 are as
follows:

                                                    June 30,     December 31,
                                                      2003          2002
                                                   ----------    ------------

 Customer relationships and purchased technology:

 Gross carrying amount                              $ 216,850    $ 216,850
 Accumulated amortization                             (72,283)     (36,142)
                                                    ---------    ---------

Net carrying amount                                 $ 144,567    $ 180,708
                                                    =========    =========

 Patents and trademarks:

 Gross carrying amount                              $ 235,769    $ 145,534
 Accumulated amortization                             (47,225)     (16,751)
                                                    ---------    ---------

Net carrying amount                                 $ 188,544    $ 128,783
                                                    =========    =========

(h)  SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

      Costs  associated  with  the  development  of new  software  products  and enhancements  to existing  software  products  are  expensed  as incurred  until technological  feasibility  of the  product has been  established.  Based on the
Company's product development process,  technological feasibility is established upon completion of a working model.  The Company did not capitalize any software development costs until its initial product reached technological feasibility at the end of March 2001. Until such product was released,  the Company capitalized
$94,570 of software  development  costs,  of which $7,881 was  amortized for the three months ended June 30, 2003 and 2002, and $15,762 was amortized for the six months ended June 30, 2003 and 2002.  Amortization of software development costs is recorded  at the  greater of  straight  line over three years or the ratio of current revenue of the related products to total current and anticipated  future revenue of these products.

      Purchased  software  technology  of  $2,487,833  and  $1,923,611,  net  of accumulated  amortization  of $1,723,167  and  $1,116,389,  is included in other assets  in the  balance  sheets  as of June 30,  2003  and  December  31,  2002, respectively.  Amortization  expense was  $330,917  and  $215,834  for the three months ended June 30, 2003 and 2002, respectively, and $606,778 and $402,501 for the six months ended June 30, 2003 and 2002, respectively.

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

(k)   ACCOUNTING FOR STOCK-BASED COMPENSATION

      The  Company  applies  the  intrinsic-value  based  method  of  accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for
Stock  Issued to  Employees,  and related  interpretations  including  Financial
Accounting  Standards  Board  ("FASB")  Interpretation  No. 44,  Accounting  for
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

                                                              Three Months Ended June 30,          Six Months Ended June 30,
                                                              ---------------------------          -------------------------

                                                               2003              2002              2003               2002
                                                               ----              ----              ----               ----
Net loss as reported                                       $(1,578,925)      $(2,464,671)      $(3,317,778)       $(5,046,056)
Add stock-based employee compensation expense
included  in reported net income, net of tax                   115,861           100,759           231,738            459,305
Deduct total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of tax                                  (1,688,785)       (1,253,836)       (3,005,827)        (2,130,952)
                                                          ------------      ------------      ------------        -----------

Net loss - pro forma                                       $(3,151,849)      $(3,617,748)      $(6,091,867)       $(6,717,703)
                                                          ============      ============      ============       ============
Basic net loss per common share-as reported                $      (.03)      $      (.05)      $      (.07)       $      (.11)
Basic net loss per common share-pro forma                  $      (.07)      $      (.08)      $      (.13)       $      (.15)

      The per share  weighted  average fair value of stock  options  granted was
$3.20 and $2.16 for the thee months ended June 30, 2003 and 2002,  respectively, and  $3.07  and  $2.16  for the  six  months  ended  June  30,  2003  and  2002, respectively, on the date of grant using the Black-Scholes option pricing method with the following weighted average assumptions:

2003--expected  dividend  yield of 0%, risk free interest  rate of 3%,  expected stock  volatility  of 68% and an expected  option life of five years for options granted to employee of the Company,  and an option life of ten years for options granted to non-employees;

2002--expected  dividend  yield of 0%, risk free interest  rate of 3%,  expected stock  volatility  of 44% and an expected  option life of five years for options granted to employee of the Company,  and an option life of ten years for options granted to non-employees;

(l)   FINANCIAL INSTRUMENTS

      As of June 30, 2003 and December 31, 2002, the fair value of the Company's financial instruments including cash and cash equivalents,  accounts receivable, accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

(m)   FOREIGN CURRENCY

      Assets and  liabilities  of foreign  operations  are  translated  from the functional  currency  to the U.S.  dollar at rates of exchange at the end of the period,  while results of operations are translated at average exchange rates in effect for the  period.  Unrealized  gains and losses  from the  translation  of foreign  assets and  liabilities  are  classified as a component of  accumulated other  comprehensive  (loss) gain in  stockholders'  equity.  Realized gains and losses from foreign  currency  transactions  are included in the  statements  of operations.

(n)  EARNINGS PER SHARE (EPS)

      Basic EPS is computed  based on the weighted  average  number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to net  losses for the  periods  presented,  all common  stock equivalents  were excluded from diluted net loss per share. As of June 30, 2003, potentially  dilutive common stock equivalents  included 9,656,839 stock options outstanding.

(o)  COMPREHENSIVE LOSS

      Comprehensive  loss amounted to $1,514,677  and  $2,171,997  for the three months ended June 30, 2003 and 2002, respectively, and $3,384,196 and $5,020,108 for the six months  ended June 30,  2003 and 2002,  respectively.  Comprehensive loss includes the Company's net loss, foreign currency  translation  adjustments of  $(49,365)  and  $40,319 for the three  months  ended June 30, 2003 and 2002, respectively,  and  $(54,802) and $26,170 for the six months ended June 30, 2003 and 2002, respectively.  Additionally, comprehensive loss includes the Company's unrealized  gains/(losses) on marketable securities of $113,613 and $252,355 for the three months ended June 30, 2003 and 2002,  respectively,  and $(11,616) and
$(222) for the six months ended June 30, 2003 and 2002, respectively.

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

(q) NEW ACCOUNTING PRONOUNCEMENTS

      In  November  2002,  the  Emerging  Issue  Task Force  ("EITF")  reached a consensus on EITF Issue No.  00-21,  ACCOUNTING  FOR REVENUE  ARRANGEMENTS  WITH
MULTIPLE DELIVERABLES.  The Issue addresses the accounting for arrangements that
may  involve  the  delivery  or  performance   of  multiple   revenue-generating
activities and how to determine whether such an arrangement  involving  multiple deliverables  contains more than one unit of accounting  for purposes of revenue recognition.  The guidance in this issue is effective  for revenue  arrangements entered into in quarters beginning after June 15, 2003. Accordingly, the Company will  adopt  EITF  Issue No.  00-21  effective  July 1,  2003.  We do not expect adoption  of EITF Issue No.  00-21 to have a material  impact on our  results of operations, financial position or cash flows.

      In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED
COMPENSATION--TRANSITION  AND  DISCLOSURE.  SFAS No.  148 amends  SFAS No.  123,
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

      In May  2003,  the  FASB  issued  SFAS No.  150,  ACCOUNTING  FOR  CERTAIN
FINANCIAL  INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS
No. 150 establishes  standards for how a company classifies and measures certain financial  instruments with  characteristics  of both liabilities and equity. It requires that an issuer classify  certain  financial  instruments as a liability
(or as an asset in some circumstances).  SFAS No. 150 is effective for financial instruments  entered  into or modified  after May 31,  2003,  and  otherwise  is effective at the beginning of the first interim period  beginning after June 15,
2003.  The  adoption  of SFAS No.  150 did not have an impact  on The  Company's consolidated financial statements.

(r)  RECLASSIFICATIONS

      Certain  reclassifications  have  been made to prior  year's  consolidated financial statements to conform to the current year's presentation.

(2)  ACQUISITIONS

      On July  3,  2002,  FalconStor  AC,  Inc.,  a  newly  formed  wholly-owned subsidiary  of the  Company,  acquired  all of the  common  stock of IP  Metrics
Software,  Inc. ("IP Metrics"),  a provider of intelligent trunking software for mission-critical  networks,  for $2,432,419 in cash plus payments  contingent on the level of revenues  from IP Metrics'  products  and  services for a period of twenty-four  months.  As of June 30,  2003,  the  Company  accrued  $289,942  of additional  purchase  consideration  related to these contingent  payments.  The acquisition  was accounted  for under the purchase  method and the results of IP
Metrics are included with those of the Company from the date of acquisition.

      The fair value of the net tangible  liabilities of IP Metrics  assumed was
$898,306.  The Company purchased certain intangible  assets,  including customer relationships  and  purchased  technology  with a fair value of $216,850.  These intangible  assets are being  amortized under the  straight-line  method over an estimated useful life of 3 years,  the expected period of benefit.  The purchase price in excess of the fair  value of the net  tangible  and  intangible  assets acquired and liabilities  assumed by the Company  amounted to $3,113,874 and has been recorded as goodwill.

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

      The following unaudited pro forma consolidated financial information gives effect to the above  described  acquisitions  of IP Metrics and FarmStor,  as if they had occurred at the beginning of the period by consolidating the continuing results of operations of the Company,  IP Metrics and FarmStor for the three and six months ended June 30, 2002.

                                                                    Three months       Six months
                                                                       Ended             Ended
                                                                    June 30, 2002     June 30, 2002
                                                                    -------------     -------------

Revenues                                                            $  2,609,162      $  4,818,138
Net loss from continuing operations                                   (2,945,924)       (5,446,188)

Basic and diluted net loss from continuing operations per share     $      (0.07)     $      (0.12)

Weighted average basic and diluted shares outstanding                 45,238,657        45,211,607

      The pro forma  information is provided for illustrative  purposes only and does not represent what the actual consolidated results of operations would have been had the  acquisitions  occurred on the date assumed,  nor is it necessarily indicative of future results of operations.

(3)  SEGMENT REPORTING

      The Company is  organized  in a single  operating  segment for purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers in the  following  geographical  areas for the three and six months  ended June 30,  2003 and June 30, 2002 and the  location  of  long-lived assets as of June 30, 2003 and December 31, 2002 are summarized as follows:

                                 Three Months Ended June 30, Six Months Ended June 30,

                                   2003            2002           2003          2002
                                   ----            ----           ----          ----

United States                    $2,179,226     $1,324,595     $4,480,792     $2,493,292
Asia and other international      1,911,651      1,052,023      3,288,992      1,864,168
                                 ----------     ----------     ----------     ----------

      Total revenues             $4,090,877     $2,376,618     $7,769,784     $4,357,460
                                 ==========     ==========     ==========     ==========

                                                       June 30,     December 31,
                                                        2003           2002
                                                        ----           ----

Long-lived assets (includes all non-current assets):

United States                                         $8,704,750     $7,655,900
Asia and other international                             756,475        499,497
                                                      ----------     ----------

                          Total long-lived assets     $9,461,225     $8,155,397
                                                      ==========     ==========

(4)  LIABILITIES OF DISCONTINUED OPERATIONS

      On February 14, 2003, the Company reached a settlement  related to a claim associated  with the liabilities of  discontinued  operations.  The Company paid
$2,850,000 in settlement of this claim.

(5)  STOCK REPURCHASE PROGRAM

      On October 25,  2001,  the Company  announced  that its Board of Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding common stock. The repurchases will be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management  based  on  market  conditions.  As of June  30,  2003,  the  Company repurchased a total of 235,000 shares for $1,435,130.

(6)  STOCK OPTION PLAN

      On May 15, 2003, the Company's  stockholders  approved an amendment to the
Company's  2000 Stock  Option  Plan to  increase  the number of shares of common
stock  reserved  for  issuance   thereunder  by  2,000,000  from  10,662,296  to
12,662,296.

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
RISKS AND  UNCERTAINTIES,  AND THAT ACTUAL  RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  PROJECTED IN THE  FORWARD-LOOKING  STATEMENTS.  THE FOLLOWING  DISCUSSION
SHOULD BE READ TOGETHER WITH THE CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES TO
THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

        FalconStor was  incorporated  in Delaware for the purpose of developing, manufacturing and selling network storage infrastructure  software solutions and providing related  maintenance,  implementation  and engineering  services.  Our unique approach to storage networking enables companies to embrace  state-of-art equipment (based on SCSI, Fibre Channel or iSCSI) from any storage  manufacturer without rendering their existing or legacy solutions obsolete. Several strategic partners  have  recognized  the  industrial  strength of our flagship  IPStor(R)
software and utilized it to power their special  purpose  storage  appliances to perform Real Time Data Migration,  Data Replication,  and other advanced storage services.  IPStor  leverages  high  performance  IP or FC based networks to help corporate  IT  aggregate  storage  capacity  and  contain the  run-away  cost of administering  mission-critical storage services such as snapshot,  backup, data replication, and other storage services, in a distributed environment.  Hundreds of customers around the world have deployed IPStor in the production environment to manage storage  infrastructure with minimal TCO (Total Cost of Ownership) and optimal ROI (Return on Investment).

        On July 3, 2002,  we  acquired IP  Metrics,  a provider  of  intelligent trunking software for mission-critical  networks.  For more information relating to the acquisition of IP Metrics, including the accounting treatment, see note 2 to the accompanying unaudited consolidated financial statements.

        Our main  critical  accounting  policies  are those  related  to revenue recognition.  As described  in note 1 to our  unaudited  consolidated  financial statements,  we recognize revenue in accordance with the provisions of Statement of Position 97-2,  Software Revenue  Recognition,  as amended.  Software license revenue is recognized only when pervasive  evidence of an arrangement exists and the fee is fixed and  determinable,  among other  criteria.  An  arrangement  is evidenced by a signed customer contract for nonrefundable payments received from
OEMs, or a customer  purchase order for each software  license resold by an OEM, distributor or solution  provider to an end user. The software  license fees are fixed and  determinable as our standard  payment terms range from 30 to 90 days, depending  on regional  billing  practices,  and we have not provided any of our customers  extended payment terms.  When a customer  licenses  software together with  the  purchase  of  maintenance,  we  allocate  a  portion  of  the  fee to maintenance  for its fair value  based on the  contractual  maintenance  renewal rate.

        We  review  accounts  receivable  to  determine  which are  doubtful  of collection.  In making the  determination  of the appropriate  allowance for the uncollectible accounts, we consider specific accounts,  analysis of our accounts receivable  aging,  changes in customer  payment terms,  historical  write-offs, changes in customer demand and relationships,  concentrations of credit risk and customer credit  worthiness.  Historically,  we have  experienced a low level of write-offs  given our customer  relationships,  contract  provisions  and credit assessments.  Changes in the credit  worthiness of customers,  general  economic conditions  and other factors may impact the level of future  write-offs and our general and administrative expenses.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 2002.

REVENUES

        Overall,  revenues  increased 72% from $2.4 million for the three months ended June 30, 2002 to $4.1 million for the three months ended June 30, 2003.

SOFTWARE LICENSE REVENUE

        Software license revenue is comprised of software  licenses sold through our OEMs,  value-added  resellers and distributors to end users and, to a lesser extent,  directly to end users.  These revenues are recognized when, among other requirements,  we  receive  a  customer  purchase  order  and the  software  and permanent key codes are delivered to the customer. We also receive nonrefundable advances and engineering fees from some of our OEM partners.  These arrangements are evidenced by a signed customer contract,  and the revenue is recognized when the software  product  master is delivered  and  accepted,  and the  engineering services, if any, have been performed.

        Software  license revenue  increased 44% from $2.1 million for the three months  ended June 30, 2002 to $3.0  million for the three months ended June 30,
2003.  The increase in software  license  revenues  was due to increased  market acceptance  of our  product as well as an  increase in the number of our channel partners.  As a result of these increases,  the number of our transactions  more than doubled compared to the same period a year ago.

SOFTWARE SERVICES AND OTHER REVENUE

        Software   services  and  other   revenues  are  comprised  of  software
maintenance and technical  support,  professional  services primarily related to the  implementation  of our  software,  engineering  services,  and, to a lesser extent,  sales of  computer  hardware.  Revenue  derived  from  maintenance  and
technical  support   contracts  is  recognized   ratably  over  the  contractual
maintenance term. Professional services revenue is recognized in the period that the related services are performed.  Engineering  services are primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed.  For the three months ended June 30, 2003, we had a limited number of transactions  in which we purchased  hardware and bundled this hardware with our software and sold the bundled solution to our customer.  The associated  revenue was  recognized  when the hardware and software were  delivered to the customer.
Software services and other revenue increased 283% to $1.1 million for the three months  ended June 30, 2003  compared to $0.3 million for the three months ended
June 30,  2002.  The primary  reason for the  increase in software  services and other  revenue was an increase in the number of our  maintenance  and  technical support  contracts.  This  increase  in  maintenance  and support  contracts  is directly  related to the increase in our software  license  customers  that have elected to purchase maintenance.  Additionally,  for the three months ended June
30,  2003,  we earned  revenue  from  maintenance  renewals  related to software licenses from prior years.  For the three months ended June 30, 2002, we did not earn any significant  revenue from  maintenance  renewals since our software was only  released  at the end of the second  quarter of 2001.  Maintenance  revenue increased  from $0.2 million for the three  months ended June 30, 2002,  to $0.8 million for the three months ended June 30, 2003.  The Company also had hardware sales of  approximately  $0.3  million for the three  months ended June 30, 2003 that also  contributed  to the increase in software  services and other revenue.
For the three months ended June 30, 2002, we did not have any sales of hardware.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

        Amortization of purchased and capitalized software increased from $7,881 for the three  months  ended June 30, 2002 to $0.3  million for the three months ended June 30, 2003.  The Company did not  capitalize  any software  development costs until our initial product reached technological feasibility in March 2001.
At that point, we capitalized $0.1 million of software  development costs, which are being  amortized  at the  greater of  straight  line over three years or the ratio  of  current  revenue  of  the  related  products  to  total  current  and anticipated  future  revenue  of these  products.  Amortization  of  capitalized software was $7,881 for both the three  months ended June 30, 2003 and 2002.  As of June 30, 2003,  we had  $4,211,000  of purchased  software  licenses that are being  amortized over three years.  For the three months ended June 30, 2003, we recorded $330,917 of amortization related to the purchased software licenses.

COST OF SOFTWARE SERVICES AND OTHER REVENUE

        Cost of software  services  and other  revenues  consists  primarily  of personnel and other costs  associated with providing  software  implementations, technical support under maintenance  contracts,  and training.  Cost of software services and other  revenues  also  includes the cost of hardware  purchased for resale.  Cost of software services and other revenues for the three months ended
June 30, 2003  increased by 106% to $591,655  compared to $286,571 for the three months ended June 30, 2002. The increase in cost of software  services and other revenues is primarily  related to $0.2 million of hardware costs associated with hardware revenue.  For the three months ended June 30, 2002, we did not have any sales of hardware.  The increase is also due to an increase in  personnel.  As a result of our  increase  in  revenues,  we required a higher  average  number of employees to provide  technical  support under our maintenance  contracts and to help deploy our software.

        Gross  profit for the three  months ended June 30, 2003 was $3.2 million or 77% compared to $2.1 million or 88% for the three months ended June 30, 2002.
The increase in gross  profit was directly  related to the increase in revenues.
The decrease in gross margins was primarily due to the increase in  amortization of  purchased  software  licenses  and  partially  related  to lower  margins on hardware sales.

SOFTWARE DEVELOPMENT COSTS

        Software  development  costs  consist  primarily of personnel  costs for product  development  personnel  and other  related  costs  associated  with the
development  of  new  products,   enhancements  to  existing  products,  quality
assurance and testing.  Software development costs of $1.7 million for the three months ended June 30, 2003 remained  relatively  consistent  with the prior year amount of $1.8 million.

SELLING AND MARKETING

        Selling and marketing  expenses consist primarily of sales and marketing personnel  and  related  costs,  travel,  public  relations  expense,  marketing literature  and  promotions,  commissions,  trade show  expenses,  and the costs associated  with our  foreign  sales  offices.  Selling and  marketing  expenses increased  4% to $2.6 million for the three months ended June 30, 2003 from $2.5 million for the three months ended June 30, 2002.  This  increase in selling and marketing expenses was partially due to increased  commission expense,  which is directly  related to our  increase in  revenues.  Additionally,  salary  related expenses increased as we increased our headcount to support our revenue growth.

GENERAL AND ADMINISTRATIVE

        General and administrative expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs.  General and  administrative  expenses increased 10% to $698,499 for the three  months  ended June 30, 2003 from  $637,536  for the three  months ended June 30,  2002.  The increase in general and  administrative  expenses was primarily due to significantly increased premiums for our directors and officers insurance.

INTEREST AND OTHER INCOME

        Interest  and other income  decreased  39% to $0.3 million for the three months ended June 30, 2003 from $0.5 million for the three months ended June 30,
2002. This decrease in interest income was due to lower interest rates and lower average cash and cash equivalent balances.

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

RESULTS OF  OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2003  COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2002.

REVENUES

        Overall,  revenues  increased  78% from $4.4  million for the six months ended June 30, 2002 to $7.8 million for the six months ended June 30, 2003.

SOFTWARE LICENSE REVENUE

        Software  license  revenue  increased  53% from $3.7 million for the six months  ended June 30, 2002 to $5.7  million  for the six months  ended June 30,
2003.  The increase in software  license  revenues  was due to increased  market acceptance  of our  product as well as an  increase in the number of our channel partners.  As a result of these increases,  the number of our transactions  more than doubled compared to the same period a year ago.

SOFTWARE SERVICES AND OTHER REVENUE

        Software  services and other revenue  increased 230% to $2.1 million for the six months  ended June 30, 2003  compared to $0.6 million for the six months ended June 30, 2002.  The primary  reason for the increase in software  services and other revenue was an increase in the number of our maintenance and technical support  contracts.  This  increase  in  maintenance  and support  contracts  is directly  related to the increase in our software  license  customers  that have elected to purchase maintenance.  Additionally,  for the entire six months ended
June 30, 2003, we earned revenue from  maintenance  renewals related to software licenses from prior years. For the six months June 30, 2002, we did not earn any significant  revenue  from  maintenance  renewals  since our  software  was only released at the end of the second quarter of 2001. Maintenance revenue increased from $0.6 million for the six months  ended June 30,  2002,  to $1.6 million for the six months ended June 30, 2003.  The sale of  approximately  $0.6 million of hardware in the six months ended June 30, 2003 also  contributed to the increase in software services and other revenue.  For the six months ended June 30, 2002, we did not have any sales of hardware.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

        Amortization  of  purchased  and  capitalized  software  increased  from
$15,762  for the six months  ended  June 30,  2002 to $0.6  million  for the six months ended June 30, 2003. Amortization of capitalized software was $15,762 for both the six months  ended  June 30,  2003 and 2002,  respectively.  For the six months  ended June 30, 2003,  we recorded  amortization  of $584,249  related to purchased software  licenses.  For the six months ended June 30, 2002 we did not record any amortization of purchased software licenses in cost of revenues.

COST OF SOFTWARE SERVICES AND OTHER REVENUE

        Cost of software  services  and other  revenues for the six months ended
June 30, 2003  increased by 98% to  $1,183,656  compared to $597,910 for the six months ended June 30, 2002. The increase in cost of software  services and other revenues is primarily  related to $0.4 million of hardware costs associated with hardware  revenue.  For the six months ended June 30, 2002,  we did not have any sales of hardware.  The increase is also due to an increase in  personnel.  As a result of our  increase  in  revenues,  we required a higher  average  number of employees to provide  technical  support under our maintenance  contracts and to help deploy our software.

        Gross  profit for the six months ended June 30, 2003 was $6.0 million or
77% compared to $3.7 million or 86% for the six months ended June 30, 2002.  The increase in gross profit was directly  related to the increase in revenues.  The decrease in gross margins was primarily due to the increase in  amortization  of purchased  software  licenses and partially related to lower margins on hardware sales.

SOFTWARE DEVELOPMENT COSTS

        Software development costs of $3.3 million for the six months ended June
30,  2003  remained  relatively  consistent  with the prior year  amount of $3.5 million.

SELLING AND MARKETING

        Selling and marketing  expenses increased 7% to $5.2 million for the six months  ended June 30, 2003 from $4.9  million for the six months ended June 30,
2002.  This  increase in selling and  marketing  expenses was  partially  due to increased  commission  expense,  which is  directly  related to our  increase in revenues.  Additionally,  salary related expenses  increased as we increased our headcount to support our revenue growth.

GENERAL AND ADMINISTRATIVE

General and  administrative  expenses  increased 11% to $1.4 million for the six months  ended June 30, 2003 from $1.3  million for the six months ended June 30,
2002. The increase in general and  administrative  expenses was primarily due to significantly increased premiums for our directors and officers insurance.

INTEREST AND OTHER INCOME

        Interest  and other  income  decreased  29% to $0.6  million for the six months  ended June 30, 2003 from $0.8  million for the six months ended June 30,
2002. This decrease in interest income was due to lower interest rates and lower average cash and cash equivalent balances.

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

LIQUIDITY AND CAPITAL RESOURCES

        Our cash and cash  equivalents  totaled  $12.9  million  and  marketable securities  were $31.4  million at June 30, 2003.  As of June 30,  2002,  we had approximately  $27.8 million in cash and cash  equivalents  and $30.8 million in marketable  securities.  Net cash used in operating  activities was $1.6 million for the six months ended June 30, 2003.  This was  primarily a result of our net loss of $3.3 million,  an increase in accounts receivable and other assets and a decrease in deferred  revenue.  These amounts were partially  offset by non-cash charges of $1.6 million  consisting of depreciation and  amortization,  non-cash
professional  services  expenses,  and  equity-based  compensation.   Additional
offsetting  amounts  include  decreases in prepaid  expenses  and other  current assets, and increases in accounts payable and accrued expenses. Net cash used in operating  activities  for the six months ended June 30, 2002 was $3.7  million.
The cash used in operating activities for the six months ended June 30, 2002 was mainly  comprised  of the  Company's  net loss of $5.0  million,  a decrease  in accrued  expenses and accounts  payable and an increase in other  assets.  These amounts  were  partially  offset by non-cash  expenses of $1.2  million,  and an increase in deferred revenue of $.5 million.

        Net cash provided by investing  activities  was $3.0 million for the six months ended June 30, 2003, due primarily to net sales of marketable  securities of $5.5 million.  This amount was partially  offset by purchases of property and equipment of $1.1 million and  purchases of software  licenses of $1.2  million.
Net cash used in investing  activities was $5.9 million for the six months ended
June 30,  2002,  primarily  due to $4.7 million in net  purchases of  marketable securities,  $0.8  million in  purchases  of property  and  equipment,  and $0.4 million in purchases of software licenses.

        Net cash provided by financing  activities  was $0.3 million for the six months  ended June 30,  2003.  This amount was related to the  exercise of stock options.  Net cash provided by financing activities was $0.9 million for the six months  ended June 30,  2002.  This amount was  comprised  of $1.1  million from proceeds  related to the exercise of stock options  partially offset by payments to acquire treasury stock of $0.2 million.

        For the six months  ended June 30, 2003 and 2002,  we paid $3.0  million
and  $1.8  million,   respectively,   related  to  liabilities  of  discontinued
operations.

        As of June 30, 2003, we had $1.2 million of  liabilities  related to the discontinued operations of Network Peripherals Inc.

        In October 2001, our Board of Directors  authorized the repurchase of up to two million shares of our  outstanding  common stock, of which 235,000 shares were repurchased  through June 30, 2003, at an aggregate  purchase price of $1.4 million.

        In connection  with our  acquisition  of IP Metrics in July 2002, we are required to make cash payments to the former  shareholders of IP Metrics,  which are contingent on the level of revenues from IP Metrics products for a period of twenty-four  months  subsequent  to the  acquisition.  As of June 30, 2003,  the
Company has accrued $0.3 million of additional purchase consideration related to sales of IP Metrics products.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In November  2002, the EITF reached a consensus on EITF Issue No. 00-21,
ACCOUNTING  FOR  REVENUE  ARRANGEMENTS  WITH  MULTIPLE  DELIVERABLES.  The Issue
addresses  the  accounting  for  arrangements  that may involve the  delivery or performance  of  multiple  revenue-generating  activities  and how to  determine whether such an arrangement  involving multiple  deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance in this issue is effective for revenue  arrangements  entered into in quarters beginning after June 15, 2003.  Accordingly,  we will adopt EITF Issue No. 00-21 effective
July 1,  2003.  We do not  expect  adoption  of EITF  Issue No.  00-21 to have a material impact on our results of operations, financial position or cash flows.

        In December  2002,  the FASB issued  Statement of  Financial  Accounting
Standards  No. 148,  ACCOUNTING  FOR  STOCK-BASED  COMPENSATION--TRANSITION  AND
DISCLOSURE.  SFAS  No.148  amends  SFAS  No.  123,  ACCOUNTING  FOR  STOCK-BASED
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

        In May 2003,  the FASB  issued  SFAS No.  150,  ACCOUNTING  FOR  CERTAIN
FINANCIAL  INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS
No. 150 establishes  standards for how a company classifies and measures certain financial  instruments with  characteristics  of both liabilities and equity. It requires that an issuer classify  certain  financial  instruments as a liability
(or as an asset in some circumstances).  SFAS No. 150 is effective for financial instruments  entered  into or modified  after May 31,  2003,  and  otherwise  is effective at the beginning of the first interim period  beginning after June 15,
2003.  The  adoption  of SFAS No.  150 did not have an impact  on our  unaudited consolidated financial statements.

                                  RISK FACTORS

WE HAVE HAD LIMITED REVENUES AND A HISTORY OF LOSSES,  AND WE MAY NOT ACHIEVE OR
MAINTAIN PROFITABILITY.

        We have had limited revenues and a history of losses. For the year ended
December  31, 2002 and the six months  ended June 30,  2003,  we had revenues of
$10.6  million and $7.8  million,  respectively.  For the period from  inception
(February  10, 2000) through June 30, 2003 and for the six months ended June 30,
2003, we had a net loss of $27.0 million and $3.3 million, respectively. We have signed contracts with resellers and original equipment  manufacturers,  or OEMs, and believe that as a result of these contracts, our revenues should increase in the future, although we are unable to predict whether we will be profitable. Our business model depends upon signing  agreements  with  additional OEM customers, further  developing our reseller  sales channel,  and expanding our sales force.
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

CONTINUING POOR ECONOMIC CONDITIONS COULD RESULT IN DECREASED REVENUES.

        The  macroeconomic  environment  and  capital  spending  on  information technology  have remained at low levels,  resulting in continued  uncertainty in our revenue  expectations.  The operating results of our business depend in part on the overall demand for network storage infrastructure  software.  Because our sales are primarily to major corporate customers whose businesses fluctuate with general  economic and  business  conditions,  continued  soft demand for network storage  infrastructure  software  caused by economic  conditions  and budgetary constraints may result in decreased revenues. Customers may continue to defer or to reconsider  purchasing  our software if they continue to experience a lack of growth  in their  business  or if the  general  economy  fails to  significantly improve, resulting in a lack of demand for our product.

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

WE RELY ON OUR OEM CUSTOMERS AND RESELLERS FOR MOST OF OUR SALES.

        Almost all of our sales come from sales to end users of our  products by our OEM customers and by our  resellers.  These OEM customers and resellers have limited resources and sales forces and sell many different products, both in the network storage  infrastructure  software  market and in other markets.  The OEM customers  and  resellers  may  choose to focus  their  sales  efforts  on other products in the network storage infrastructure software market or other markets.
This would likely result in lower revenues to us and would impede our ability to grow our business.

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

OUR BOARD OF DIRECTORS MAY  SELECTIVELY  RELEASE SHARES OF OUR COMMON STOCK FROM
LOCK-UP RESTRICTIONS.

        Currently,  approximately  26.2  million  shares of our common stock are subject to  contractual  lock-up  restrictions  expiring on April 30, 2004.  Our board of directors may, in its sole discretion, release any or all of the shares of our  common  stock  from  lock-up  restrictions  at any time with or  without notice. Any release of such shares from lock-up restrictions may be applied on a proportionate  or selective  basis. If the release is selectively  applied,  the stockholders  whose shares are not  released  will be forced to hold such shares while  other  stockholders  may sell.  In  addition,  the release of any of such shares  could  depress our stock price.  Our board of directors  has agreed to a phased release of up to  approximately  2.0 million  shares between  November 1,
2002 and April 1, 2004, from the shares that are subject to contractual  lock-up restrictions  expiring on April 30,  2004.  As of June 30,  2003,  approximately
825,000 shares have been released from the lock-up restrictions  pursuant to the phased released.

OUR STOCK PRICE MAY BE VOLATILE

        The market price of our common  stock has been  volatile in the past and may be volatile in the future. For example,  during the past twelve months ended
June 30,  2003,  the market  price of our  common  stock as quoted on the NASDAQ
National Market System  fluctuated  between $3.43 and $7.11. The market price of our common stock may be significantly affected by the following factors:

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING OPTIONS, THE EXERCISE OF WHICH WOULD
DILUTE THE THEN-EXISTING STOCKHOLDERS' PERCENTAGE OWNERSHIP OF OUR COMMON STOCK.

        As of June 30, 2003, we had outstanding options to purchase an aggregate of 9,656,839  shares of our common stock at a weighted average exercise price of
$4.01 per share.  We also have 2,983,009  shares reserved for issuance under our stock option plans with respect to the options that have not been granted.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL SUFFER.

        Our success is dependent upon our proprietary technology. Currently, the
IPStor  software  suite  is the  core  of our  proprietary  technology.  We have thirteen pending patent applications and multiple pending trademark applications related to our IPStor product. We cannot predict whether we will receive patents for our pending or future  patent  applications,  and any patents that we own or that  are  issued  to us may be  invalidated,  circumvented  or  challenged.  In addition,  the laws of certain  countries in which we sell and  manufacture  our products,  including various countries in Asia, may not protect our products and intellectual  property  rights  to the same  extent  as the  laws of the  United
States.

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

ITEM 4.      CONTROLS AND PROCEDURES

Under the supervision and with the  participation  of our management,  including our  principal  executive  officer  and  principal  financial  officer,  we have evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and procedures as of the end of the period covered by this report, and, based on  their  evaluation,  our  principal  executive  officer  and  principal financial  officer  have  concluded  that  these  controls  and  procedures  are effective.  No  changes  in  the  Company's  internal  controls  over  financial reporting  occurred  during the quarter ended June 30, 2003 that have materially affected,  or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held its annual meeting of stockholders on May 15, 2003.
            40,743,928  shares of Common Stock,  89% of the outstanding  shares, were represented in person or by proxy.

            Patrick B.  Carney was elected to serve as a director of the Company for a term expiring in 2006 with  40,605,941  shares voted in favor,
            137,987 shares withheld and 0 broker non-votes.

            Stephen H.  Owings was elected to serve as a director of the Company for a term expiring in 2006 with  40,615,333  shares voted in favor,
            128,595 shares withheld and 0 broker non-votes.

            An  amendment to the  Company's  2000 Stock Option Plan was approved with 40,149,213 shares voted in favor, 563,532 shares voted against,
            31,183 shares abstained and 0 broker non-votes.

            The selection of KPMG LLP as independent accountants for the Company was ratified with  40,632,561  shares voted in favor,  96,784 shares voted against, 14,583 shares abstained and 0 broker non-votes.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  31.1   Rule 15d-14(a) Certification of Chief Executive Officer

                  31.2   Rule 15d-14(a) Certification of Chief Financial Officer

                  32.1   Section 1350 Certification of Chief Executive Officer

                  32.2   Section 1350 Certification of Chief Financial Officer

                  99     Amendment to the 2000 Stock Option Plan

            (b) Reports on Form 8-K

                  On April 24, 2003, we filed a Form 8-K under Item 9.

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

August 14, 2003

