Form 10-Q
period 2003-09-30
FALCONSTOR SOFTWARE INC
filed 2003-11-14
CIK 922521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/X/   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended          September 30, 2003
                                    --------------------------------------------

/ /   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________________

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

The number of shares of Common  Stock issued and  outstanding  as of November 4,
2003 was 46,314,393, which includes redeemable common shares.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                            Page

PART I.    Financial Information                                            3

Item 1.    Consolidated Financial Statements                                3

           Consolidated Balance Sheets at September 30, 2003
              (unaudited) and December 31, 2002                             3

           Unaudited Consolidated Statements of Operations for the
              three and nine months ended September 30, 2003 and 2002       4

           Unaudited Consolidated Statements of Cash Flows for the nine
              months ended September 30, 2003 and 2002                      5

           Notes to the Unaudited Condensed Consolidated
              Financial Statements                                          6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    14

Item 3.    Qualitative and Quantitative Disclosures about Market Risk      26

Item 4.    Controls and Procedures                                         26

PART II.   Other Information                                               27

Item 2.    Changes in Securities and Use of Proceeds                       27

Item 6.    Exhibits and Reports on Form 8-K                                27

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30, 2003  December 31, 2002
                                                                             ------------------  -----------------
                                     Assets                                      (unaudited)
Current assets:
   Cash and cash equivalents ................................................   $ 10,129,645        $ 14,191,075
   Marketable securities ....................................................     29,973,451          36,910,448
   Accounts receivable, net
     of allowances of $1,284,067 and
     $813,645, respectively..................................................      5,379,276           4,285,892
   Prepaid expenses and other current assets ................................      1,374,743           1,167,174
                                                                                ------------        ------------

            Total current assets ............................................     46,857,115          56,554,589

Property and equipment, net .................................................      3,203,477           2,068,001
Goodwill ....................................................................      3,315,315           3,301,599
Other intangible assets, net ................................................        365,732             309,491
Other assets ................................................................      3,472,734           2,476,306
                                                                                ------------        ------------

            Total assets ....................................................   $ 57,214,373        $ 64,709,986
                                                                                ============        ============

          Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable .........................................................   $    637,359        $    437,088
   Accrued expenses .........................................................      2,305,705           1,987,651
   Deferred revenue .........................................................      2,035,875           2,182,729
   Liabilities of discontinued operations ...................................           --             4,201,465
                                                                                ------------        ------------

            Total current liabilities .......................................      4,978,939           8,808,933
                                                                                ------------        ------------

Commitments

Stockholders' equity:
   Convertible preferred stock - $.001 par value, 2,000,000 shares authorized           --                  --
   Common stock - $.001 par value, 100,000,000 shares authorized,
      46,455,672 and 45,527,590 shares issued, respectively..................         46,456              45,528
   Additional paid-in capital ...............................................     82,819,903          81,423,661
   Deferred compensation ....................................................       (123,838)           (471,445)
   Accumulated deficit ......................................................    (28,906,610)        (23,694,634)
   Common stock held in treasury, at cost (235,000 shares) ..................     (1,435,130)         (1,435,130)
   Accumulated other comprehensive (loss) gain ..............................       (165,347)             33,073
                                                                                ------------        ------------

            Total stockholders' equity ......................................     52,235,434          55,901,053
                                                                                ------------        ------------

            Total liabilities and stockholders' equity ......................   $ 57,214,373        $ 64,709,986
                                                                                ============        ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended              Nine Months Ended
                                                                       September 30,                  September 30,
                                                                ---------------------------    ----------------------------
                                                                     2003           2002           2003            2002
                                                                -----------    ------------    -------------   ------------

Revenues:
Software license revenue ..................................... $  2,878,448    $  2,311,811    $  8,589,186    $  6,045,034
Software services and other revenue ..........................    1,204,169         543,711       3,263,215       1,167,948
                                                               ------------    ------------    ------------    ------------
                                                                  4,082,617       2,855,522      11,852,401       7,212,982

Operating expenses:
   Amortization of purchased and capitalized
     software.................................................      358,798         230,659         981,337         648,921
   Cost of software services and other revenue ...............      620,359         302,351       1,804,015         900,260
   Software development costs ................................    1,821,442       1,604,412       5,105,196       4,719,102
   Selling and marketing .....................................    2,706,326       2,473,844       7,893,247       7,329,336
   General and administrative ................................      736,774         644,094       2,127,593       1,899,118
   Impairment of prepaid royalty .............................         --           482,715            --           482,715
                                                               ------------    ------------    ------------    ------------
                                                                  6,243,699       5,738,075      17,911,388      15,979,452
                                                               ------------    ------------    ------------    ------------
           Operating loss ....................................   (2,161,082)     (2,882,553)     (6,058,987)     (8,766,470)
                                                               ------------    ------------    ------------    ------------

Interest and other income ....................................      270,075         405,033         867,914       1,242,894
Impairment of long-lived assets ..............................         --        (1,084,935)           --        (1,084,935)
                                                               ------------    ------------    ------------    ------------

         Loss before income taxes ............................   (1,891,007)     (3,562,455)     (5,191,073)     (8,608,511)

Provision for income taxes ...................................        3,191            --            20,903            --
                                                               ------------    ------------    ------------    ------------

         Net loss ............................................ $ (1,894,198)   $ (3,562,455)   $ (5,211,976)   $ (8,608,511)
                                                               ------------    ------------    ------------    ------------

Basic and diluted net loss per share ......................... $      (0.04)   $      (0.08)   $      (0.11)   $      (0.19)
                                                               ============    ============    ============    ============

Weighted average basic and diluted shares
   outstanding ...............................................   46,134,816      45,239,977      45,830,216      45,221,168
                                                               ============    ============    ============    ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                              Nine Months Ended
                                                                                September 30,
                                                                            2003             2002
                                                                       -------------   -------------
Cash flows from operating activities:
   Net loss ........................................................   $ (5,211,976)   $ (8,608,511)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization .............................      2,059,840       1,235,048
         Non-cash professional services expenses ...................         47,315          30,278
         Equity-based compensation expense .........................        347,607         575,173
         Impairment of long-lived and other assets .................           --         1,567,650
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable, net ..................................     (1,093,384)       (880,593)
         Prepaid expenses and other current assets .................       (207,569)       (431,579)
         Other assets ..............................................       (145,412)         (5,179)
         Accounts payable ..........................................        200,271        (324,094)
         Accrued expenses ..........................................        341,468         101,179
         Deferred revenue ..........................................       (146,854)        653,014
                                                                       ------------    ------------

            Net cash used in operating activities ..................     (3,808,694)     (6,087,614)
                                                                       ------------    ------------

Cash flows from investing activities:
   Sale of marketable securities ...................................     14,850,965      16,898,656
   Purchase of marketable securities ...............................     (8,113,555)    (17,267,619)
   Purchase of investment ..........................................       (137,710)        (75,000)
   Purchase of property and equipment ..............................     (2,128,364)       (935,241)
   Purchase of software licenses ...................................     (1,171,000)       (600,000)
   Purchase of intangible assets ...................................       (165,499)        (93,401)
   Security deposit ................................................       (500,000)           --
   Net cash paid for acquisition of IP Metrics .....................       (287,130)     (2,365,374)
                                                                       ------------    ------------

      Net cash provided by (used in) investing activities ..........      2,347,707      (4,437,979)
                                                                       ------------    ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options .........................        433,010       1,099,139
   Payments to acquire treasury stock ..............................           --          (214,400)
                                                                       ------------    ------------

      Net cash provided by financing activities ....................        433,010         884,739
                                                                       ------------    ------------

Cash flows from discontinued operations:
   Payments of liabilities of discontinued operations ..............     (3,034,620)     (1,964,172)
                                                                       ------------    ------------

Effect of exchange rate changes on cash ............................          1,167           9,811
                                                                       ------------    ------------

Net decrease in cash and cash equivalents ..........................     (4,061,430)    (11,595,215)
Cash and cash equivalents, beginning of period .....................     14,191,075      38,370,937
                                                                       ------------    ------------
Cash and cash equivalents, end of period ...........................   $ 10,129,645    $ 26,775,722
                                                                       ============    ============

The Company did not pay any interest expense or income taxes for the nine months ended September 30, 2003 and 2002.

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

(c) UNAUDITED INTERIM FINANCIAL INFORMATION

    The unaudited interim consolidated financial statements of the Company as of and for the three and nine months ended  September  30, 2003 and 2002,  included herein have been prepared,  without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures  normally  included in financial  statements  prepared in accordance with accounting  principles  generally  accepted in the United States of America have been condensed or omitted  pursuant to such rules and regulations  relating to interim financial statements.

    In the opinion of management,  the accompanying  unaudited interim condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2003 and the results of its  operations  for the three months and nine months ended September 30, 2003 and 2002.

(d) CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company considers all highly liquid investments with a maturity of three months  or  less  when  purchased  to be  cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$9.0 million at September 30, 2003.  Marketable securities at September 30, 2003 amounted to  approximately  $30.0 million and  consisted of corporate  bonds and
government  securities,   which  are  classified  as  available  for  sale,  and
accordingly,  unrealized gains and losses on marketable securities are reflected as a component of accumulated other  comprehensive  (loss) gain in stockholders'
equity.

(e) REVENUE RECOGNITION

    The Company  recognizes  revenue from software  licenses in accordance  with
Statement of Position ("SOP") 97-2, SOFTWARE REVENUE  RECOGNITION.  Accordingly,
revenue for  software  licenses is  recognized  when  persuasive  evidence of an arrangement  exists,  the fee is fixed  and  determinable, and the  software  is delivered  and  collection  of the  resulting  receivable  is  deemed  probable.
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

    The Company has  entered  into  various  distribution,  licensing  and joint promotion  agreements  with  OEMs and  distributors,  whereby  the  Company  has provided  to the  reseller a  non-exclusive  software  license  to  install  the
Company's  software on certain  hardware or to resell the Company's  software in exchange  for  payments  based  on  the  products  distributed  by  the  OEM  or distributor. Nonrefundable advances and engineering fees received by the Company from an OEM are  recorded as deferred  revenue and  recognized  as revenue  when related  software  engineering  services are complete,  if any, and the software product master is delivered and accepted.

    For the nine months  ended  September  30,  2003,  the Company had a limited number of transactions in which it purchased  hardware and bundled this hardware with the Company's software and sold the bundled solution to its customer. Since the software is not essential for the functionality of the equipment included in the Company's bundled  solutions,  and both the hardware and software have stand alone value to the customer,  a portion of the contractual fees is recognized as revenue when the software or hardware is  delivered  based on the relative  fair value of the delivered element(s).

(f) PROPERTY AND EQUIPMENT

    Property and  equipment  are recorded at cost.  Depreciation  is  recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years).

(g) GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and  identifiable  intangible  assets acquired in business combinations.  Consistent  with  Statement  of  Financial  Accounting  Standards
("SFAS")  142,  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS,  the  Company  has not
amortized  goodwill  related to its  acquisitions,  but has  instead  tested the balance for  impairment.  Identifiable  intangible  assets are amortized  over a three-year  period  using the  straight-line  method.  Amortization  expense was
$42,643  and $4,473 for the three  months  ended  September  30,  2003 and 2002, respectively,  and $109,258 and $6,429 for the nine months ended  September  30,
2003  and  2002,  respectively.   The  gross  carrying  amount  and  accumulated
amortization  of other  intangible  assets as of September 30, 2003 and December
31, 2002 are as follows:

                                                           September 30,  December 31,
                                                                2003          2002
                                                           -------------  ------------
          Customer relationships and purchased technology:

          Gross carrying amount                              $ 216,850    $ 216,850
          Accumulated amortization                             (90,354)     (36,142)
                                                             ---------    ---------

Net carrying amount                                          $ 126,496    $ 180,708
                                                             =========    =========

          Patents and trademarks:

          Gross carrying amount                              $ 311,033    $ 145,534
          Accumulated amortization                             (71,797)     (16,751)
                                                             ---------    ---------

          Net carrying amount                                $ 239,236    $ 128,783
                                                             =========    =========

(h) SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

    Costs  associated  with  the  development  of  new  software   products  and
enhancements  to existing  software  products  are  expensed  as incurred  until technological  feasibility  of the  product has been  established.  Based on the
Company's product development process,  technological feasibility is established upon completion of a working model.  The Company did not capitalize any software development costs until its initial product reached technological feasibility at the end of March 2001. Until such product was released,  the Company capitalized
$94,570 of software  development  costs,  of which $7,881 was  amortized for the three months ended  September  30, 2003 and 2002,  and $23,643 was amortized for the nine months  ended  September  30, 2003 and 2002.  Amortization  of software development  costs is recorded at the greater of straight  line over three years or the ratio of current  revenue of the related  products  to total  current and anticipated future revenue of these products.

    Purchased  software   technology  of  $2,136,917  and  $1,923,611,   net  of
accumulated  amortization  of $2,074,083  and  $1,116,389,  is included in other assets in the balance  sheets as of  September  30, 2003 and  December 31, 2002,

respectively.  Amortization  expense was  $350,917  and  $222,778  for the three months  ended  September  30,  2003 and 2002,  respectively,  and  $957,694  and
$625,279 for the nine months ended September 30, 2003 and 2002, respectively.

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

                                                           Three months ended,            Nine months ended
                                                           -------------------            -----------------
                                                             September 30                   September 30
                                                             ------------                  ---------------
                                                         2003           2002             2003            2002
                                                         ----           ----             ----            ----
Net loss as reported                               $ (1,894,198)   $ (3,562,455)   $ (5,211,976)   $ (8,608,511)

Add stock-based employee compensation expense           115,861         115,868         347,607         575,173
included  in reported net income, net of tax

Deduct total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of tax                           (1,736,751)     (1,253,836)     (4,742,578)     (3,384,788)
                                                   ------------    ------------    ------------    ------------
Net loss - pro forma                               $ (3,515,088)   $ (4,700,423)   $ (9,606,947)   $(11,418,126)
                                                   ============    ============    ============    ============
Basic net loss per common share-as reported        $       (.04)   $       (.08)   $       (.11)   $       (.19)
Basic net loss per common share-pro forma          $       (.08)   $       (.10)   $       (.21)   $       (.25)

        The per share weighted  average fair value of stock options  granted was
$4.59 for the three months ended  September 30, 2003 and $3.11 and $2.17 for the nine months  ended  September  30, 2003 and 2002,  respectively,  on the date of grant using the Black-Scholes  option pricing method with the following weighted average assumptions: 2003--expected dividend yield of 0%, risk free interest rate of 3%, expected stock volatility of 68% and an expected option life of five years for options granted to employees of the Company, and an option life of ten years for options granted to non-employees; 2002--expected dividend yield of 0%, risk free interest rate of 3%, expected stock  volatility of 44% and an expected option life of five years for options  granted to employees of the Company,  and an option life of ten years for options granted to non-employees.

(l) FINANCIAL INSTRUMENTS

        As of September  30, 2003 and  December 31, 2002,  the fair value of the
Company's financial  instruments  including cash and cash equivalents,  accounts receivable,  accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

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

(n) EARNINGS PER SHARE (EPS)

        Basic EPS is computed based on the weighted  average number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to net  losses for the  periods  presented,  all common  stock equivalents  were excluded from diluted net loss per share.  As of September 30,
2003,  potentially  dilutive common stock equivalents  included  8,710,867 stock options and 750,000 warrants outstanding.

(o) COMPREHENSIVE LOSS

        Comprehensive  loss amounted to $2,026,200  and $3,429,401 for the three months ended  September  30, 2003 and 2002,  respectively,  and  $5,410,396  and
$8,449,509 for the nine months ended September 30, 2003 and 2002,  respectively.
Comprehensive loss includes the Company's net loss, foreign currency translation adjustments  of $55,969 and $(16,359)  for the three months ended  September 30,
2003 and 2002,  respectively,  and $1,167 and $9,811 for the nine  months  ended
September  30, 2003 and 2002,  respectively.  Additionally,  comprehensive  loss includes the Company's  unrealized  gains/(losses)  on marketable  securities of
$(183,571) and $149,413 for the three months ended  September 30, 2003 and 2002, respectively,  and $(199,587)  and $149,191 for the nine months ended  September
30, 2003 and 2002, respectively.

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

(q) NEW ACCOUNTING PRONOUNCEMENTS

        In November  2002,  the  Emerging  Issue Task Force  ("EITF")  reached a consensus on EITF Issue No.  00-21,  ACCOUNTING  FOR REVENUE  ARRANGEMENTS  WITH
MULTIPLE DELIVERABLES.  The Issue addresses the accounting for arrangements that
may  involve  the  delivery  or  performance   of  multiple   revenue-generating
activities and how to determine whether such an arrangement  involving  multiple deliverables  contains more than one unit of accounting  for purposes of revenue recognition.  The guidance in this issue is effective  for revenue  arrangements entered into in quarters beginning after June 15, 2003. Accordingly, the Company adopted EITF Issue No. 00-21  effective July 1, 2003. The adoption of EITF Issue
No. 00-21 did not have a material impact on our results of operations, financial position or cash flows.

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

        In July 2003, the EITF reached a consensus on Issue 03-5,  Applicability of AICPA SOP 97-2 to Non-Software  Deliverables.  The consensus was reached that
SOP 97-2 is applicable to  non-software  deliverables if they are included in an arrangement  that  contains  software  that  is  essential  to the  non-software deliverables'  functionality.  This consensus is to be applied to fiscal periods beginning  after August 13, 2003, and is not expected to have a material  impact on the Company's consolidated financial statements.

(r) RECLASSIFICATIONS

        Certain  reclassifications  have been made to prior year's  consolidated financial statements to conform to the current year's presentation.

(2) ACQUISITIONS

        On July 3,  2002,  FalconStor  AC,  Inc.,  a newly  formed  wholly-owned subsidiary  of the  Company,  acquired  all of the  common  stock of IP  Metrics
Software,  Inc. ("IP Metrics"),  a provider of intelligent trunking software for mission-critical  networks,  for $2,432,419 in cash plus payments  contingent on the level of revenues  from IP Metrics'  products  and  services for a period of twenty-four  months. The acquisition was accounted for under the purchase method and the results of IP Metrics are  included  with those of the Company  from the date of  acquisition.  As of  September  30, 2003,  the Company made  contingent acquisition  payments  totaling  $287,130  related  to the  sale of IP  Metrics'
products and services and accrued an  additional  $16,527 of incurred but unpaid contingent consideration.

        The fair value of the net tangible liabilities of IP Metrics assumed was
$898,306.  The Company purchased certain intangible  assets,  including customer relationships  and  purchased  technology  with a fair value of $216,850.  These intangible  assets are being  amortized under the  straight-line  method over an estimated useful life of 3 years,  the expected period of benefit.  The purchase price in excess of the fair  value of the net  tangible  and  intangible  assets acquired and liabilities  assumed by the Company  amounted to $3,127,590 and has been recorded as goodwill.

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

        The following  unaudited pro forma  consolidated  financial  information gives effect to the above described  acquisitions of IP Metrics and FarmStor, as if they had  occurred  at the  beginning  of the  period  by  consolidating  the continuing results of operations of the Company, IP Metrics and FarmStor for the three and nine months ended September 30, 2002.

                                                                   Three months                    Nine months
                                                                      Ended                           Ended
                                                                September 30, 2002             September 30, 2002
                                                                ------------------             ------------------

Revenues                                                          $  2,855,522                  $  7,673,660
Net loss from continuing operations                                 (3,571,171)                   (9,008,643)

Basic and diluted net loss from continuing operations per share   $      (0.08)                 $      (0.20)

Weighted average basic and diluted shares outstanding               45,239,977                    45,221,168

        The pro forma information is provided for illustrative purposes only and does not represent what the actual consolidated results of operations would have been had the  acquisitions  occurred on the date assumed,  nor is it necessarily indicative of future results of operations.

(3)  SEGMENT REPORTING

        The Company is organized in a single  operating  segment for purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers in the following  geographical  areas for the three and nine months  ended  September  30, 2003 and  September  30, 2002 and the  location of long-lived  assets as of September 30, 2003 and December 31, 2002 are summarized as follows:

                                  Three months ended           Nine months ended
                                     September 30,               September 30,
                                   2003          2002          2003          2002
                                   ----          ----          ----          ----

United States                  $ 2,397,445   $ 1,673,411   $ 6,878,237   $ 4,166,703
Asia and other international     1,685,172     1,182,111     4,974,164     3,046,279
                               -----------   -----------   -----------   -----------

      Total revenues           $ 4,082,617   $ 2,855,522   $11,852,401   $ 7,212,982
                               ===========   ===========   ===========   ===========

                                                              September 30,  December 31,
                                                                  2003          2002
                                                               ----------    ----------

       Long-lived assets (includes all non-current assets):

       United States                                          $ 9,520,696   $ 7,655,900
       Asia and other international                               836,562       499,497
                                                              -----------   -----------

                                 Total long-lived assets      $10,357,258   $ 8,155,397
                                                              ===========   ===========

(4)  STOCK REPURCHASE PROGRAM

        On October 25, 2001,  the Company  announced that its Board of Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding common stock. The repurchases will be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management  based on market  conditions.  As of September 30, 2003,  the Company repurchased  a total of  235,000  shares for  $1,435,130.  The  Company  did not repurchase any shares during the nine months ended September 30, 2003.

(5)  COMMITMENTS

        The Company has entered into an operating  lease  effective  November 1,
2003 covering its new primary  office  facility that expires in February,  2012.
The Company also has several  operating  leases related to domestic  offices and offices in foreign  countries.  The expiration dates for these leases range from
2003 through 2007.  The following is a schedule of future minimum lease payments for these  operating  leases  (which  includes  the  operating  lease  effective
November 1, 2003) as of September 30, 2003:

                2003 (remaining 3 months)........         $   188,022
                2004.............................             778,068
                2005.............................           1,080,696
                2006.............................           1,375,952
                2007.............................           1,238,841
                2008.............................           1,121,064
                Thereafter.......................           3,778,261
                                                          -----------
                                                          $ 9,560,904
                                                          ===========

(6) EQUITY

        In September,  2003, the Company  entered into a worldwide OEM agreement with a major technology  company (the "OEM"),  and issued warrants to the OEM to purchase  Company  common  stock.  The  Company  issued to the OEM  warrants  to purchase  750,000 shares of the Company's common stock with an exercise price of
$6.18 per share.  A portion of the warrants  will vest  annually  subject to the
OEM's  achievement of pre-defined and mutually agreed upon sales objectives over a three-year period. If the OEM generates  cumulative revenues to the Company in the mid-eight figure dollar range from reselling the Company's products then all the warrants  granted will vest. Any warrants that do not vest by the end of the three-year  period will expire.  If and when it is probable  the  warrants  will vest, the then fair value of the warrants earned will be recorded as a reduction
of  revenue.  Subsequently,   each  quarter  the  Company  will  apply  variable
accounting to adjust such amount to reflect the fair value of the warrants until they vest. The Company expects to begin deriving  revenues from sales by the OEM in 2004.

        On May 15, 2003, the Company's stockholders approved an amendment to the
Company's  2000 Stock  Option  Plan to  increase  the number of shares of common
stock  reserved  for  issuance   thereunder  by  2,000,000  from  10,662,296  to
12,662,296.

(7) IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

        In October 2001,  the Company  entered into an agreement  with Network-1
Security Solutions, Inc. ("NSSI"), a publicly traded company, whereby $2,800,062 was paid to NSSI,  of  which  $2,300,062  was for the  purchase  of  convertible preferred  stock  accounted  for under the cost  method and  $500,000  was for a nonrefundable  prepaid royalty recoupable against future product sales of NSSI's product.  Primarily  due to the decline  since May,  2002 in the market value of
NSSI's common stock underlying the convertible  preferred stock to a value which was significantly below the Company's cost, the Company concluded the decline in the fair  value of its  investment  in NSSI's  preferred  stock  was other  than temporary.  Accordingly,  in September  2002 the Company  recorded an impairment charge of  $1,084,935  to write down its  investment  in NSSI to fair value.  In addition,  due to the lack of market  acceptance of the NSSI product in its then current state,  the unrecouped  prepaid  royalty was not recoverable and in 2002 the Company recorded an impairment  charge of $482,715 to write off this prepaid royalty.

(8) LIABILITIES OF DISCONTINUED OPERATIONS

        On February 14, 2003, the Company  settled a claim  associated  with the liabilities  of  discontinued  operations  for a payment  of  $2,850,000.  As of
September  30,  2003  all  significant  contingent  liabilities  related  to the discontinued  operations of NPI have been  resolved and paid.  As a result,  the excess of the remaining liabilities for discontinued operations over the amounts paid of $916,844 has been reflected as an increase to additional paid-in-capital in the accompanying  balance sheet as of September 30, 2003 since this liability
was  related  to  the  merger   with  NPI,   which  was   accounted   for  as  a
recapitalization.

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

         We review  accounts  receivable  to  determine  which are  doubtful  of collection.  In making the  determination  of the appropriate  allowance for the uncollectible accounts, we consider specific past due accounts,  analysis of our accounts receivable aging,  customer payment terms,  historical  collections and write-offs,  changes in customer  demand and  relationships,  concentrations  of credit risk and customer credit worthiness.  Historically, we have experienced a low level of write-offs given our customer  relationships,  contract  provisions and credit assessments.  Changes in the credit worthiness of customers,  general economic  conditions and other factors may impact the level of future write-offs and our general and administrative expenses.

RESULTS OF  OPERATIONS - FOR THE THREE MONTHS ENDED  SEPTEMBER 30, 2003 COMPARED
TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002.

REVENUES

         Overall,  revenues increased 43% from $2.9 million for the three months ended  September  30, 2002 to $4.1 million for the three months ended  September
30, 2003.

SOFTWARE LICENSE REVENUE

         Software license revenue is comprised of software licenses sold through our OEMs,  value-added  resellers and distributors to end-users and, to a lesser extent,  directly to end users.  These revenues are recognized when, among other requirements,  we  receive  a  customer  purchase  order  and the  software  and permanent key codes are delivered to the customer. We also receive nonrefundable advances and engineering fees from some of our OEM partners.  These arrangements are evidenced by a signed customer contract,  and the revenue is recognized when the software  product  master is delivered  and  accepted,  and the  engineering services, if any, have been performed.

         Software license revenue  increased 25% from $2.3 million for the three months  ended  September  30, 2002 to $2.9  million for the three  months  ended
September  30,  2003.  The  increase in  software  license  revenues  was due to increased market  acceptance of our product as well as an increase in the number of our OEM and channel partners.

SOFTWARE SERVICES AND OTHER REVENUE

         Software   services  and  other  revenues  are  comprised  of  software maintenance and technical  support,  professional  services primarily related to the  implementation  of our  software,  engineering  services,  and, to a lesser extent,  sales of  computer  hardware.  Revenue  derived  from  maintenance  and
technical  support   contracts  is  recognized   ratably  over  the  contractual
maintenance term. Professional services revenue is recognized in the period that the  related  services  are  performed.  Revenue  from  engineering  services is primarily  related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services is  recognized  in the period the services are completed.  For the three months ended September 30, 2003, we had a limited number of transactions  in which we purchased  hardware and bundled this hardware with our software and sold the bundled  solution to our  customer.  The associated  revenue was recognized when the hardware and software were delivered to the  customer.  Software  services and other revenue  increased  121% to $1.2 million for the three months ended  September  30, 2003 compared to $0.5 million for the three months ended  September  30, 2002.  One reason for the increase in software  services  and  other  revenue  was an  increase  in the  number of our maintenance and technical  support  contracts.  This increase in maintenance and support  contracts was directly  related to the increase in our software license customers  that  have  elected  to  purchase  maintenance.  Maintenance  revenue increased  from $0.4 million for the three months ended  September  30, 2002, to
$0.6 million for the three months ended September 30, 2003. The Company also had hardware  sales  of  approximately  $0.3  million  for the  three  months  ended
September  30, 2003 that  contributed  to the increase in software  services and other  revenue.  For the three months ended  September  30, 2002, we had minimal sales of hardware.  Additionally, for the three months ended September 30, 2003, our revenues from  professional  services  increased to $0.3 million compared to
$0.1 million for the three months ended  September  30, 2002.  This  increase in professional  services  revenue  was  related to the  increase  in our  software license customers that elected to purchase related professional services.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

         Amortization of purchased and capitalized  software increased from $0.2 million for the three  months ended  September  30, 2002 to $0.4 million for the three  months  ended  September  30, 2003.  The Company did not  capitalize  any software  development  costs until our  initial  product  reached  technological feasibility  in March  2001.  At that  point,  we  capitalized  $0.1  million of software development costs, which are being amortized at the greater of straight line over three years or the ratio of current revenue of the related products to total current and anticipated future revenue of these products.  Amortization of capitalized  software was $7,881 for both the three months ended  September  30,
2003 and 2002.  As of  September  30,  2003,  we had $4.2  million of  purchased software  licenses  that are being  amortized  over three  years.  For the three months ended September 30, 2003, we recorded $350,917 of amortization related to these purchased software licenses. As of September 30, 2002, we had $2.8 million of purchased  software  licenses and recorded  $222,778 of amortization  for the three  months  ended  September  30, 2002  related to these  purchased  software licenses.

COST OF SOFTWARE SERVICES AND OTHER REVENUE

         Cost of software  services  and other  revenue  consists  primarily  of personnel and other costs  associated with providing  software  implementations, technical support under maintenance  contracts,  and training.  Cost of software services and other  revenues  also  includes the cost of hardware  purchased for resale.  Cost of software services and other revenues for the three months ended
September  30, 2003  increased by 105% to $620,359  compared to $302,351 for the three months ended September 30, 2002. The increase in cost of software services and other  revenue  was  primarily  related to $0.2  million of  hardware  costs associated with hardware revenue. For the three months ended September 30, 2002, we had minimal  sales of  hardware.  The increase was also due to an increase in personnel.  As a result of our increase in revenues, we required a higher number of employees to provide  technical  support under our maintenance  contracts and help to deploy our software.

         Gross  profit for the three months  ended  September  30, 2003 was $3.1 million or 76% of revenues  compared to $2.3  million or 81% of revenues for the three months ended September 30, 2002. The increase in gross profit was directly related to the  increase in revenues.  The decrease in gross  margins was due to the increase in amortization of purchased  software  licenses and also partially related to lower margins on hardware sales.

SOFTWARE DEVELOPMENT COSTS

         Software  development  costs consist  primarily of personnel  costs for product  development  personnel  and other  related  costs  associated  with the
development  of  new  products,   enhancements  to  existing  products,  quality
assurance and testing.  Software development costs increased 14% to $1.8 million for the three months ended  September  30, 2003 compared to $1.6 million for the three months ended  September  30,  2002.  The increase in software  development costs  was due to an  increase  in  development  personnel  and an  increase  in depreciation related to additional computer hardware. This increase in personnel and  hardware  was  required  to enhance  and test our  software,  as well as to develop new innovative features and options.

SELLING AND MARKETING

         Selling and marketing expenses consist primarily of sales and marketing personnel  and  related  costs,  travel,  public  relations  expense,  marketing literature  and  promotions,  commissions,  trade show  expenses,  and the costs associated  with our  foreign  sales  offices.  Selling and  marketing  expenses increased 9% to $2.7 million for the three months ended  September 30, 2003 from
$2.5 million for the three months ended  September  30, 2002.  This  increase in selling and marketing  expenses was partially due to increased salary expense as we increased our  headcount to support our revenue  growth.  Additionally,  as a result of the increase in revenues our commission expense also increased.

GENERAL AND ADMINISTRATIVE

         General and  administrative  expenses  consist  primarily  of personnel costs of general and  administrative  functions,  public company  related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs.  General and administrative  expenses increased 14% to
$736,774  for the three months ended  September  30, 2003 from  $644,094 for the three months ended  September 30, 2002.  The primary  reason for the increase in general and administrative  expense was due to higher premiums for our directors and officers insurance.

INTEREST AND OTHER INCOME

         Interest and other income  decreased  33% to $0.3 million for the three months  ended  September  30, 2003 from $0.4  million for the three months ended
September 30, 2002.  This decrease in interest  income was due to lower interest rates and lower average cash and cash equivalent balances.

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

         In September  2002, we recorded an impairment  charge to write-down our investment  in  Network-1  Security  Solutions,  Inc.  ("NSSI") to its then fair value. In addition, due to the lack of market acceptance of the NSSI product, we also wrote off our non-refundable  prepaid royalty, which was recoupable against future sales of NSSI's product.  As a result,  we recorded a $1.6 million charge for the impairment of long-lived and other assets related to our NSSI agreement, of which $0.5 million was an operating expense.

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

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

REVENUES

         Overall,  revenues  increased 64% from $7.2 million for the nine months ended  September 30, 2002 to $11.9  million for the nine months ended  September
30, 2003.

SOFTWARE LICENSE REVENUE

         Software  license revenue  increased 42% from $6.0 million for the nine months  ended  September  30, 2002 to $8.6  million  for the nine  months  ended
September  30,  2003.  The  increase in  software  license  revenues  was due to increased market  acceptance of our product as well as an increase in the number of our OEM and channel partners.

SOFTWARE SERVICES AND OTHER REVENUE

         Software  services and other revenue increased 179% to $3.3 million for the nine months ended  September  30, 2003 compared to $1.2 million for the nine months ended September 30, 2002. This increase resulted in part from an increase in the number of maintenance and technical  support contracts which was directly related to the  increase  in our  software  license  customers  that  elected to purchase  maintenance.  Maintenance  revenue increased from $1.0 million for the nine months ended  September 30, 2002, to $1.7 million for the nine months ended
September  30, 2003.  Another  reason for the increase in software  services and other revenue was the sale of approximately $1.0 million of hardware in the nine months ended  September 30, 2003. For the nine months ended  September 30, 2002, we had  minimal  sales of  hardware.  Additionally,  for the nine  months  ended
September 30, 2003, our revenues from  professional  services  increased to $0.6 million  compared to $0.2 million for the nine months ended  September 30, 2002.
This increase in  professional  services  revenue was related to the increase in our software  license  customers that elected to purchase  related  professional services.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

         Amortization of purchased and capitalized  software increased from $0.6 million for the nine months  ended  September  30, 2002 to $1.0  million for the nine months ended September 30, 2003.  Amortization of capitalized  software was
$23,643  for  both  the  nine  months  ended   September   30,  2003  and  2002,
respectively.  Amortization of purchased  software was $957,694 and $625,278 for the nine months ended September 30, 2003 and 2002, respectively. The increase in amortization  of  purchased  software  was due to an  increase  in the number of purchased software licenses.

COST OF SOFTWARE SERVICES AND OTHER REVENUE

         Cost of software  services and other revenues for the nine months ended
September 30, 2003  increased  100% to  $1,804,015  compared to $900,260 for the nine months ended September 30, 2002. The increase in cost of software  services and other  revenues  is  primarily  related to $0.7  million of  hardware  costs associated with hardware revenue.  For the nine months ended September 30, 2002,

we had minimal  sales of  hardware.  The  increase is also due to an increase in personnel.  As a result of our increase in revenues, we required a higher number of employees to provide technical support under our maintenance contracts and to help deploy our software.

         Gross  profit for the nine  months  ended  September  30, 2003 was $9.1 million or 76% of revenues  compared to $5.7  million or 79% of revenues for the nine months ended  September 30, 2002. The increase in gross profit was directly related to the  increase in revenues.  The decrease in gross  margins was due to the increase in  amortization  of  purchased  software  licenses  and  partially related to lower margins on hardware sales.

SOFTWARE DEVELOPMENT COSTS

         Software  development  costs  increased 8% to $5.1 million for the nine months  ended  September  30, 2003  compared to $4.7 million for the nine months ended September 30, 2002. The increase in software  development costs was due to an increase in development  personnel and an increase in depreciation related to additional  computer  hardware.  This  increase in  personnel  and  hardware was required to enhance and test our software,  as well as to develop new innovative features and options.

SELLING AND MARKETING

         Selling and  marketing  expenses  increased  8% to $7.9 million for the nine months ended September 30, 2003 from $7.3 million for the nine months ended
September  30,  2002.  This  increase  in selling  and  marketing  expenses  was partially  due to  increased  salary  expense as we increased  our  headcount to support  our  revenue  growth.  Additionally,  as a result  of the  increase  in revenues, our commission expense also increased.

GENERAL AND ADMINISTRATIVE

General and  administrative  expenses increased 12% to $2.1 million for the nine months  ended  September  30, 2003 from $1.9  million for the nine months  ended
September  30,  2002.  The increase in general and  administrative  expenses was primarily due to  significantly  higher  premiums for our directors and officers insurance for 2002-2003 compared to 2001-2002.

INTEREST AND OTHER INCOME

         Interest  and other income  decreased  30% to $0.9 million for the nine months  ended  September  30, 2003 from $1.2  million for the nine months  ended
September 30, 2002.  This decrease in interest  income was due to lower interest rates and lower average cash and cash equivalent balances.

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

         In September  2002, we recorded an impairment  charge to write-down our investment  in NSSI to its then  fair  value.  In  addition,  due to the lack of market  acceptance  of the NSSI  product,  we also wrote off our  non-refundable prepaid royalty, which was recoupable against future sales of NSSI's product. As a result, we recorded a $1.6 million charge for the impairment of long-lived and other  assets  related  to our NSSI  agreement,  of which  $0.5  million  was an operating expense.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash  equivalents  totaled  $10.1  million and  marketable securities  were $30.0  million at September 30, 2003. As of September 30, 2002, we had  approximately  $26.8  million  in cash and cash  equivalents  and  $26.7 million in marketable securities. Net cash used in operating activities was $3.8 million for the nine months  ended  September  30,  2003.  This was  primarily a result of our net loss of $5.2 million,  and  increases in accounts  receivable, prepaid and other current  assets and other  assets,  and a decrease in deferred revenue. These amounts were partially offset by non-cash charges of $2.5 million consisting of depreciation  and  amortization,  non-cash  professional  services expenses, and equity-based  compensation.  Additional offsetting amounts include increases in accounts payable and accrued  expenses.  Net cash used in operating activities  for the nine months ended  September 30, 2002 was $6.1 million.  The cash used in operating  activities for the nine months ended  September 30, 2002 was mainly comprised of the Company's net loss of $8.6 million,  and an increase in  accounts  receivables,  prepaid  expenses  and other  current  assets  and a decrease in accounts  payable.  These amounts were partially  offset by non-cash expenses of $3.4 million, and an increase in deferred revenue of $0.7 million.

         Net cash provided by investing activities was $2.3 million for the nine months ended  September  30,  2003,  due  primarily  to net sales of  marketable securities of $6.7 million.  This amount was offset by purchases of property and equipment  of $2.1  million,  purchases  of software  licenses of $1.2  million, purchases of  intangible  assets and  investments  of $0.2  million,  a security deposit  related  to our new  office  space of $0.5  million  and cash  paid for acquisition of IP Metrics of $0.3 million. Net cash used in investing activities was $4.4 million for the nine months ended September 30, 2002,  primarily due to
$2.4 million paid in connection with the acquisition of IP Metrics, $0.4 million in net purchases of marketable securities, $0.9 million in purchases of property and equipment, and $0.6 million in purchases of software licenses.

         Net cash provided by financing activities was $0.4 million for the nine months  ended  September  30,  2003.  This  amount was  related to the  proceeds received  from the  exercise of stock  options.  Net cash  provided by financing activities was $0.9 million for the nine months ended  September 30, 2002.  This amount was  comprised of $1.1 million from  proceeds  related to the exercise of stock options offset by payments to acquire treasury stock of $0.2 million.

         For the nine months  ended  September  30, 2003 and 2002,  we paid $3.0 million and $2.0 million,  respectively,  related to liabilities of discontinued
operations.  See note 8 to the  accompanying  unaudited  consolidated  financial statements.

         In October 2001, our Board of Directors authorized the repurchase of up to two million shares of our  outstanding  common stock, of which 235,000 shares were repurchased  through September 30, 2003, at an aggregate  purchase price of
$1.4  million.  We did not  repurchase  any shares  during the nine months ended
September 30, 2003.

         In connection  with our acquisition of IP Metrics in July 2002, we must make cash payments to the former  shareholders of IP Metrics,  contingent on the level of revenues from IP Metrics'  products for a period of twenty-four  months subsequent  to the  acquisition.  As of  September  30,  2003,  the  Company had incurred $0.3 million of additional purchase  consideration  related to sales of
IP Metrics products.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In November 2002, the EITF reached a consensus on EITF Issue No. 00-21,
Accounting  for  Revenue  Arrangements  with  Multiple  Deliverables.  The Issue addresses  the  accounting  for  arrangements  that may involve the  delivery or performance  of  multiple  revenue-generating  activities  and how to  determine whether such an arrangement  involving multiple  deliverables contains more than one unit of accounting for purposes of revenue recognition. The guidance in this issue is effective for revenue  arrangements  entered into in quarters beginning after June 15, 2003. Accordingly, we adopted EITF Issue No. 00-21 effective July
1, 2003. The adoption of EITF Issue No. 00-21 did not have a material  impact on our results of operations, financial position or cash flows.

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
No. 150 establishes  standards for how a company classifies and measures certain financial  instruments with  characteristics  of both liabilities and equity. It requires that an issuer classify  certain  financial  instruments as a liability
(or as an asset in some circumstances).  SFAS No. 150 is effective for financial instruments  entered  into or modified  after May 31,  2003,  and  otherwise  is effective at the beginning of the first interim period  beginning after June 15,
2003.  The  adoption of SFAS No. 150 did not have an impact on our  consolidated financial statements.

         In July 2003, the EITF reached a consensus on Issue 03-5, APPLICABILITY
OF AICPA SOP 97-2 TO NON-SOFTWARE  DELIVERABLES.  The consensus was reached that
SOP 97-2 is applicable to  non-software  deliverables if they are included in an arrangement  that  contains  software  that  is  essential  to the  non-software deliverables'  functionality.  This consensus is to be applied to fiscal periods beginning  after August 13, 2003, and is not expected to have a material  impact on our consolidated financial statements.

                                  RISK FACTORS

WE HAVE HAD LIMITED REVENUES AND A HISTORY OF LOSSES,  AND WE MAY NOT ACHIEVE OR
MAINTAIN PROFITABILITY.

        We have had limited revenues and a history of losses. For the year ended
December 31, 2002 and the nine months ended  September 30, 2003, we had revenues of $10.6 million and $11.9 million,  respectively. For the period from inception
(February  10, 2000)  through  September  30, 2003 and for the nine months ended
September  30,  2003,  we had net  losses  of $28.9  million  and $5.2  million, respectively.  We have signed  contracts with  resellers and original  equipment manufacturers,  or OEMs,  and believe that as a result of these  contracts,  our revenues  should  increase  in the  future,  although  we are  unable to predict whether  we  will  be  profitable.  Our  business  model  depends  upon  signing agreements with additional OEM customers,  further developing our reseller sales channel,  and expanding our sales force.  Any difficulty in obtaining  these OEM and reseller  customers or in attracting  qualified  sales personnel will hinder
our  ability  to   generate   additional   revenues   and  achieve  or  maintain
profitability.

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

WE HAVE SIGNIFICANT LEASE COMMITMENTS THAT COULD IMPACT OUR PROFITABILITY.

         During  the third  quarter  of 2003,  we signed a lease for new  office space that commences on November 1, 2003 and continues through  February,  2012.
The new  lease  obligations  are  substantially  greater  than our  prior  lease obligations.  This commitment could impact our ability to achieve or to maintain profitability.  In addition,  our current lease continues through 2007. While we are actively  attempting to sublease the office space we are vacating , there is no guarantee  that we will be able to find  subtenants for the space or that any subtenants will pay rent equal to our continuing  obligations.  If we are unable to find subtenants or to receive rents equal to our obligations, it could impact our ability to achieve or to maintain profitability.

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

CONTINUING REDUCED CAPITAL SPENDING COULD RESULT IN DECREASED REVENUES.

         Capital spending on information  technology has remained at low levels, resulting in continued  uncertainty in our revenue  expectations.  The operating results of our business depend in part on the overall demand for network storage infrastructure  software.  Because our sales are  primarily  to major  corporate customers,  continued soft demand for network  storage  infrastructure  software caused by budgetary constraints may result in decreased revenues.  Customers may continue to defer or to reconsider purchasing our software,  resulting in a lack of demand for our product.

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

ISSUES WITH THE HARDWARE SOLD BY OUR PARTNERS COULD RESULT IN LOWER SALES OF OUR
PRODUCTS.

         As part of our sales channel, we license our software to OEMs and other partners  who install our  software on their own  hardware or on the hardware of other third parties. If the hardware does not function properly or causes damage to customers' systems, we could lose sales to future customers,  even though our
software  functions  properly.   Problems  with  our  partners'  hardware  could
negatively impact our business.

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

OUR BOARD OF DIRECTORS MAY  SELECTIVELY  RELEASE SHARES OF OUR COMMON STOCK FROM
LOCK-UP RESTRICTIONS.

         Currently,  approximately  25.5 million  shares of our common stock are subject to  contractual  lock-up  restrictions  expiring on April 30, 2004.  Our board of directors may, in its sole discretion, release any or all of the shares of our  common  stock  from  lock-up  restrictions  at any time with or  without notice. Any release of such shares from lock-up restrictions may be applied on a proportionate  or selective  basis. If the release is selectively  applied,  the stockholders  whose shares are not  released  will be forced to hold such shares while  other  stockholders  may sell.  In  addition,  the release of any of such shares could depress our stock price. Our board of directors  previously  agreed to a phased release of up to  approximately  2.0 million shares between November
1, 2002 and April 1, 2004,  from the  shares  that are  subject  to  contractual lock-up  restrictions  expiring on April 30,  2004.  As of  September  30, 2003, approximately 1,087,000 shares of the approximately 2.0 million shares have been released from the lock-up  restrictions  pursuant to the phased released.  As of
November  14,  2003 the Board  agreed to  release  the  remaining  approximately
930,000 shares from the lock-up restriction effective immediately.

OUR STOCK PRICE MAY BE VOLATILE

         The market price of our common stock has been  volatile in the past and may be volatile in the future. For example,  during the past twelve months ended
September 30, 2003, the market price of our common stock as quoted on the NASDAQ
National Market System  fluctuated  between $3.43 and $7.50. The market price of our common stock may be significantly affected by the following factors:

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING  OPTIONS AND WARRANTS,  THE EXERCISE
OF WHICH WOULD DILUTE THE THEN-EXISTING  STOCKHOLDERS'  PERCENTAGE  OWNERSHIP OF
OUR COMMON STOCK.

         As of September  30, 2003, we had  outstanding  options and warrants to purchase an  aggregate  of  9,460,867  shares of our common  stock at a weighted average  exercise  price of $3.73  per  share.  We also  have  2,850,071  shares reserved for issuance  under our stock option plans with respect to options that have not been granted.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL SUFFER.

         Our success is dependent upon our  proprietary  technology.  Currently, the IPStor  software suite is the core of our  proprietary  technology.  We have fourteen pending patent applications and multiple pending trademark applications related to our IPStor product. We cannot predict whether we will receive patents for our pending or future  patent  applications,  and any patents that we own or that  are  issued  to us may be  invalidated,  circumvented  or  challenged.  In addition,  the laws of certain  countries in which we sell and  manufacture  our products,  including various countries in Asia, may not protect our products and intellectual  property  rights  to the same  extent  as the  laws of the  United
States.

         We also rely on trade secret,  copyright and trademark laws, as well as the  confidentiality  and other  restrictions  contained in our respective sales contracts  and  confidentiality  agreements to protect our  proprietary  rights.
These legal protections afford only limited protection.

OUR  TECHNOLOGY  MAY BE  SUBJECT  TO  INFRINGEMENT  CLAIMS  THAT  COULD HARM OUR
BUSINESS.

         We may  become  subject to  litigation  regarding  infringement  claims alleged by third parties.  If an action is commenced  against us, our management may have to devote substantial attention and resources to defend that action. An unfavorable  result for the Company could have a material  adverse effect on our business,  financial condition and operating results and could limit our ability to use our intellectual property.

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

ITEM 4.      CONTROLS AND PROCEDURES

Under the supervision and with the  participation  of our management,  including our  principal  executive  officer  and  principal  financial  officer,  we have evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and procedures as of the end of the period covered by this report, and, based on  their  evaluation,  our  principal  executive  officer  and  principal financial  officer  have  concluded  that  these  controls  and  procedures  are effective.  No  changes  in  the  Company's  internal  controls  over  financial reporting  occurred  during  the  quarter  ended  September  30,  2003 that have materially  affected,  or  are  reasonably  likely  to  materially  affect,  the
Company's internal controls over financial reporting.

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

PART II.   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In September,  2003 we granted  warrants to purchase  750,000 shares of common  stock at an  exercise  price of $6.18  per  share in  connection  with a world-wide  OEM agreement  with a major  technology  company.  The warrants were granted under the exemption  provided by Section 4(2) of the  Securities  Act of
1933, as amended.  For further information related to the foregoing,  please see
Note 6 of Notes to Unaudited Consolidated Financial Statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                31.1   Rule 15d-14(a) Certification of Chief Executive Officer

                31.2   Rule 15d-14(a) Certification of Chief Financial Officer

                32.1   Section 1350 Certification of Chief Executive Officer

                32.2   Section 1350 Certification of Chief Financial Officer

                99.1   Agreement of Lease

          (b)   Reports on Form 8-K

                On July 24, 2003, we filed a Form 8-K under Item 9.

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

November 14, 2003

