Form 10-K
period 2003-12-31
FALCONSTOR SOFTWARE INC
filed 2004-03-12
CIK 922521

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2003.

                                       OR

/ /   TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
      For the transition period from __________ to __________

                         Commission file number 0-23970

                            FALCONSTOR SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             77-0216135
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

         2 Huntington Quadrangle                                  11747
           Melville, New York                                  (Zip code)
(Address of principal executive offices)

        Registrant's telephone number, including area code: 631-777-5188

        Securities registered pursuant to Section 12(b) of the Act: None

            Securities  registered  pursuant to Section 12(g) of the Act: Common
Stock, $.001 par value

            Indicate  by check mark  whether  the  Registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the
Registrant  was required to file such  reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No / /

            Indicate by check mark if disclosure of delinquent  filers  pursuant to  Item  405 of  Regulation  S-K is  not  contained  herein,  and  will  not be contained,  to the  best of  Registrant's  knowledge,  in  definitive  proxy  or information  statements  incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K. |X|

            Indicate by check mark  whether  the  registrant  is an  accelerated
filer (as defined in Exchange Act Rule 12b-2). Yes |X| No / /

            Aggregate market value of Common Stock held by non-affiliates of the
Registrant  as of June 30, 2003 was  $150,059,513  which  value,  solely for the purposes of this  calculation  excludes  shares held by  Registrant's  officers, directors,  and  their  affiliates.  Such  exclusion  should  not  be  deemed  a determination by Registrant that all such  individuals are, in fact,  affiliates of the  Registrant.  The number of shares of Common Stock issued and outstanding as of February 29, 2004 was 46,905,432 and 46,670,432, respectively.

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

                         2003 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page

PART I.

PART II.

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................................11
Item 6.    Selected Consolidated Financial Data...............................11
Item 7.    Management's Discussion and Analysis of Financial Condition

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................52
Item 9A.   Controls and Procedures............................................52

PART III.

PART IV.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....54

SIGNATURES....................................................................56

                                     PART I

ITEM 1.     BUSINESS

OVERVIEW

FalconStor  Software,  Inc.  ("FalconStor"  or the  "Company")  is a provider of network  storage  infrastructure  software  solutions  and related  maintenance, implementation  and  engineering  services.  FalconStor's  unique open  software approach to storage  networking  enables  companies to embrace  state-of-the-art equipment (based on SCSI, Fibre Channel or iSCSI) from any storage  manufacturer without rendering their existing or legacy solutions obsolete. Several strategic partners  have  recognized  the  industrial  strength of  FalconStor's  flagship software,  IPStor(R),  and utilized it to power their  special  purpose  storage appliances to perform Real Time Data Migration,  Data Replication,  Virtual Tape
Library backup,  and other advanced storage services.  IPStor leverages the high performance  IP or FC based  network  to help  corporate  IT  aggregate  storage capacity and contain the run-away cost of administering mission-critical storage services such as snapshot, backup, data replication,  and other storage services in a distributed environment.  Over 400 customers around the world have deployed
IPStor in production  environments to manage their storage  infrastructure  with minimal TCO (Total Cost of  Ownership)  and optimal ROI (Return on  Investment).
FalconStor's  products have been certified by such industry  leaders as Adaptec,
Alacritech,  ATTO  Technology,  Bell  Microproducts,   Brocade,  Cisco,  Emulex,
Fujitsu,  Gadzoox,  Hitachi Data Systems,  Hitachi  Engineering  Co., Ltd., IBM,
Intel, LSI Logic,  McDATA  Corporation,  Microsoft,  NEC,  Novell,  NS Solutions
Corporation (subsidiary of The Nippon Steel Corporation, Japan), Oracle, QLogic,
Quantum,  StorageTek,  SUN and Tivoli.  FalconStor has agreements  with original equipment manufacturers ("OEMs") including StorageTek,  NEC, Runtop, Accton, and
MaXXan,  to incorporate  FalconStor's  IPStor  technology  with such  companies'
products.

Network Peripherals,  Inc. ("NPI"), was incorporated in California in March 1989 and  reincorporated in Delaware in 1994.  FalconStor,  Inc., was incorporated in
Delaware in February  2000. On August 22, 2001,  FalconStor,  Inc.,  merged with
NPI, a publicly traded company, with NPI as the surviving corporation.  Although
NPI  acquired  FalconStor,  as a result  of the  transaction, FalconStor,  Inc., stockholders held a majority of the voting interests in the combined  enterprise after the merger.  Accordingly,  for accounting purposes,  the acquisition was a
"reverse  acquisition"  and  FalconStor,  Inc., was the  "accounting  acquirer."
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

INDUSTRY BACKGROUND

Corporations  continue to face challenges that force them to better manage their operations  and the IT  infrastructures  they  have in  place to  support  their current business and future growth.  These  challenges,  coupled with the recent
economic   environment  have  prompted  a  renewed  focus  on  cost  management, efficiency, and return on investment.

Yankee Group estimates that storage budgets typically range from 10 to more than
20  percent  of a  company's  overall  IT  infrastructure  budget.  The  growing importance  of storage has  triggered a move by companies to establish  separate storage groups within their IT organizations. Today, approximately 48 percent of companies have separate storage groups,  according to a 2003 Yankee Group survey of 289  storage  decision  makers.  Similar  to  other  parts of  companies'  IT strategies,  a number  of  larger  IT  governance  philosophies  focus on how to improve IT  management  in an effort to  maximize  storage  budgets  today.  The overriding goal is: measuring IT and storage operations value. The first step is to  fully  understand  the  costs  associated  with  various  aspects  of the IT infrastructure, including storage.

For this reason, companies are focusing on:

o    Lowering the costs of migration and the operational  costs  associated with managing the environment.

o    Preserving core operations and key business data in alignment with business requirements and broader  government  regulations  compliance,  security of data, and  maintaining  business  operations  through  business  continuity strategies.

o    Standardizing  best  practices  in  storage  management,  procurement,  and storage systems to achieve better  economies of scale  and make the storage environment flexible enough to adapt to real-time changes in business needs and demands.

According to Yankee Group,  financial  investments  that once focused on storage systems and supporting infrastructure are now distributed among storage systems, management  tools,  networking,  and  salaries.  In 2003,  the most  significant portion of the storage budget went to storage  systems,  averaging 22 percent of the  budget.  Storage  management  tools  tied for  second  place  with  storage networks, each accounting for 18 percent of the storage budget.

The growing  complexities of storage  environments are forcing companies to do a number of things.  First,  to improve  storage  management,  companies  are more aggressively  moving to networked storage in 2004. Yankee Group predicts that in
2004 network  storage  will  outpace  traditional  direct  attached  storage for
overall  investment.   Second,   enterprises  continue  to  face  the  issue  of
heterogeneous storage management  and will select products capable of supporting multiple  storage  platforms from a single tool.  Third,  escalating  regulatory compliance  requirements  are forcing  companies to gain better control of their data.  This includes  classifying  data based on overall  priorities,  retention requirements,  the value of the data to be retained,  and how service levels can be classified to support different types of data.

However,  the most  significant  challenge  remains  the time needed to manage a complex storage infrastructure.  In measuring costs associated with the labor of managing storage,  the majority of companies viewed reduced maintenance costs as proof of a return on investment (ROI),  according to a 2003 Yankee Group survey.
Respondents to this survey also cited  increasing the number of servers  managed per  administrator  (27  percent),  as well as terabytes  managed per  full-time employee  (17  percent),  as important  measures.  Labor costs  associated  with storage management tasks can mount,  depending on the operations.  A significant percentage of survey respondents  indicated that they were spending more than 10 hours per week on a number  of  specific  storage-related  tasks.  For  example, backup operations take the most time per week to manage, averaging six hours per storage administrator.

Lastly,  downtime remains a primary business concern. The Yankee Group estimates that the  financial  services  market has the  largest  cost of  downtime of any vertical  market,  with an average of $2.1 million an hour. A related  industry, banking,  has an estimated hourly downtime cost of $1.5 million.  In both cases, the highly  transactional  nature of their businesses  requires minimal downtime without outages. Other industries, such as manufacturing,  are also experiencing significant costs for an hour of downtime of $680,000.

Over the next few years,  key business  technology  initiatives  established  by companies  around  the  world  will  most  likely  be in the  areas  of  storage consolidation  and  upgrading  existing  storage  management  tools  designed to support disaster  recovery and business  continuity plans to reflect the growing importance  of  compliance.  Other  initiatives  will  be in the  areas  of data retention  programs and the  acceleration  of data backup methods to ensure data protection.

Companies  continue  to look  for  software  that  enables  them to take  better advantage of their existing  storage  environment.  Enterprises  are considering storage  management  tools  focused on data  migration,  capacity  planning  and provisioning  -- all of which help improve the  utilization  and  efficiency  of existing storage infrastructure.

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

SOFTWARE SOLUTIONS

The  base  software,  running  on  either  a  layer  of  stand-alone  or pair of clustered,  Linux/Solaris  servers (the IPSTOR  APPLIANCES) is  responsible  for aggregating  and  provisioning  storage  capacity  and  services to  application servers via all industry standard protocols with speed,  security,  reliability, interoperability, and scalability.

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

IPSTOR BUSINESS  CONTINUITY  SOLUTIONS maintain continuous 24x7 availability and usability of data storage in the event of non-catastrophic  unplanned or planned hardware outages and software errors.

IPSTOR DISASTER  RECOVERY  SOLUTIONS enable rapid  recommencement of business in the event of catastrophic outages, for example, a flood in the main data center.

IPSTOR'S I/O PERFORMANCE  OPTIMIZATION  SOLUTIONS were developed specifically to leverage  Solid-State Disk to increase  overall storage  performance to optimize return on existing investments in IT infrastructure.

IPSTOR'S  BACKUP AND  RECOVERY  ACCELERATION  SOLUTIONS  enable the  customer to leverage the network  storage  infrastructure  to accelerate  transparently  the performance of third-party backup software,  to minimize the risk window, and to shorten the recovery  time  without  impacting  the  performance  of  production servers.

IPSTOR'S  VIRTUAL TAPE LIBRARY  OPTION  increases the speed and  reliability  of off-the-shelf backup and archiving applications by using IPStor-managed disks to emulate tape drives or libraries.  With backup windows  shrinking and rapid data restoration more critical than ever, IPStor's Virtual Tape Library Option allows users to utilize disk storage to emulate  multiple tape  libraries  concurrently and to accelerate the backup/restore speed.

STORAGE APPLIANCES

FalconStor has entered into  agreements  with resellers and with OEMs to develop
"storage  appliances" that combine certain aspects of IPStor  functionality with third party hardware to create single purpose turnkey solutions that are easy to
deploy.  Currently,   FalconStor's  resellers  and/or  OEM  partners  offer  the following storage appliances:

REALTIME  DATA  MIGRATION.  Uses  fibrechannel  SAN  to  transport  data  across different vendors' storage subsystems without reconfiguring or shutting down the host.

VIRTUALTAPE  LIBRARY.  Utilizes  rotating disk to emulate tape  drive/library to turbo-charge backup/restore and to facilitate vaulting over IP.

ISCSI STORAGE.  Aggregates and provisions  storage  capacity and offers Business
Continuity/Disaster Recovery for hosts attached to an iSCSI SAN.

MAINTENANCE, IMPLEMENTATION AND ENGINEERING SERVICES.

FalconStor  offers  customers  a variety of annual  maintenance  services  which entitle  customers to periodic  software updates and various levels of technical support.  Although the  implementation  of IPStor does not generally require the assistance of FalconStor,  the Company offers software implementation  services.
FalconStor also offers customers software engineering services.

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

o    EXPAND  PRODUCT  OFFERINGS.   During  the  past  year,  FalconStor  offered
     additional  options  for  its  IPStor  software.  In  addition,  FalconStor expanded its  offerings of storage  appliances  consisting  of  third-party hardware loaded with IPStor  functionality.  FalconStor intends to continue to expand the options available for IPStor and to offer additional  storage appliances.

o    INCREASE MARKET  PENETRATION  AND BRAND  RECOGNITION.  FalconStor  plans to promote its products and corporate awareness by

     o   forming strategic partnerships with leading industry players;

     o   participating in industry events, conferences and trade shows; and

     o   continuing targeted promotions and public relations campaigns.

     FalconStor  believes that establishing a strong brand identity as a network storage software solution provider is important to its future success.

o    ESTABLISH A GLOBAL PRESENCE.  FalconStor  believes that significant  market share can be achieved in Europe and Asia.  FalconStor, through its European headquarters, plans to expand its operational  capabilities  in Europe.  In addition,  through its Asia  headquarters,  FalconStor  believes that it is developing a strong business presence in the Asia/Pacific Rim.

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

     o   important enabling technology;

     o   complementary applications;

     o   marketing, sales, customer and technological synergies; and/or

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

SALES, MARKETING AND CUSTOMER SERVICE

FalconStor plans to continue to sell its products  primarily through  agreements with OEMs, value-added resellers and distributors.

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

o    STORAGE  APPLIANCES.  FalconStor has entered into agreements with strategic
     partners   in  which   IPStor  is  adapted  to  the   strategic   partner's
     special-purpose storage appliances to offer Real-Time Data Migration,  Data
     Replication,  Storage  Consolidation,   Virtual  Tape  Library,  and  other
     services specifically for the partner's customers.

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

RESEARCH AND DEVELOPMENT

The  network  storage  services  industry  is  subject  to  rapid  technological advancements,  changes in customer requirements,  developing industry standards,
and  regular  new  product   introductions  and  enhancements.   As  a   result,
FalconStor's  success,  in part, depends upon its ability to continue to improve existing solutions and to develop and introduce new products on a cost-effective and timely basis.  FalconStor believes its continued  investment in research and development  is critical to its ability to continue to provide new and  enhanced products  addressing  emerging  market  needs.  There can be no  assurance  that
FalconStor  will  successfully  develop new  products  to address  new  customer requirements  and  technological  changes,  or that such  products  will achieve market acceptance.  FalconStor's  research and development staff consisted of 83 employees as of December 31, 2003. Research and development expenses,  primarily consisting of personnel expenses, were, approximately $5.0 million, $6.3 million and $7.1 million in 2001, 2002 and 2003,  respectively.  FalconStor  anticipates that research and development expenses will increase in 2004.

COMPETITION

As the demand for network-based  storage products and services  increases,  more competitors  will enter this  high-growth  market  segment.  Although  there are several  companies  attempting to offer unified storage  services to application hosts attached to CIFS,  NFS, iSCSI and Fibre Channel (FC) networks,  FalconStor believes it is the only software-based solution capable of accommodating storage devices with  industry-standard  interfaces  and  provisioning  the  virtualized resource over FC, IP/iSCSI, NFS and CIFS with comprehensive storage services and end-to-end  manageability.  However,  some of FalconStor's  product capabilities compete with  products  from a number of companies  with  substantially  greater financial  resources,  such as Network  Appliance,  Inc.,  and Veritas  Software
Corporation.  FalconStor is not aware of any other  software  company  providing unified storage services running on a standard Linux or Solaris based appliance.
FalconStor believes that the principal  competitive factors affecting its market include product features such as scalability,  data  availability,  ease of use, price, reliability, hardware/platform neutrality, customer service and support.

Additionally,  as  FalconStor  executes  upon its  Storage  Appliance  Kit (SAK)
initiative,  which is based on the advanced  network-storage  services currently available in the IPStor software suite, the Company may experience  supplemental competitive  pressures  from smaller,  niche  players in the industry.  However,
FalconStor believes these potential competitors currently do not offer the depth or breadth of storage services delivered by FalconStor,  nor do they possess the experience and technological  innovation needed to develop and deliver reliable, fully integrated, and proven storage services.

FalconStor's  success  will depend  largely on its  ability to  generate  market demand and awareness of the IPStor  software suite and to develop  additional or enhanced products in a timely manner.  FalconStor's  success will also depend on its ability to convince  potential  partners of the  benefits of  licensing  its software rather than competing  technologies.  FalconStor's  future and existing competitors  could introduce  products with superior  features,  scalability and functionality at lower prices than  FalconStor's  products and could also bundle existing or new products  with other more  established  products to compete with
FalconStor.  Increased  competition could result in price reductions and reduced gross margins, which could harm FalconStor's business.

INTELLECTUAL PROPERTY

FalconStor's  success  is  dependent  in part upon its  proprietary  technology.
Currently,  the IPStor software suite is the core of its proprietary technology.
FalconStor  currently has eighteen pending patent  applications,  six registered trademarks - including  "FalconStor,"  "FalconStor  Software" and "IPStor" - and
many  pending  trademark  applications  related  to  FalconStor  and the  IPStor product.

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

FalconStor  generally enters into confidentiality or license agreements with its employees,  consultants and corporate partners, and generally controls access to
and  distribution  of  its  software,   documentation   and  other   proprietary
information.  Despite  FalconStor's  efforts to protect its proprietary  rights, unauthorized  parties  may  attempt  to copy  or  otherwise  obtain  and use its
products  or  technology.   Monitoring  unauthorized  use  of  its  products  is
difficult, and there can be no assurance that the steps taken by FalconStor will prevent  misappropriation  of its technology,  particularly in foreign countries where laws may not protect its proprietary rights as fully as do the laws of the
United States.

MAJOR CUSTOMERS

For the year ended December 31, 2003, FalconStor did not have any customers that accounted for over 10% of revenues.

EMPLOYEES

As of December 31, 2003,  FalconStor had 178 full-time employees,  consisting of
42 in sales and marketing,  43 in service, 83 in research and development and 10
in  general  administration.   FalconStor  is  not  subject  to  any  collective
bargaining agreements and believes its employee relations are good.

INTERNET ADDRESS AND AVAILABILITY OF FILINGS

FalconStor's internet address is www.falconstor.com.  FalconStor makes available free of charge on or through its Internet website, FalconStor's Annual Report on
Form 10-K,  Quarterly  Reports on Form 10-Q,  Current  Reports on Form 8-K,  and
amendments  to those reports  filed or furnished  pursuant to Sections  13(a) or

15(d) of the Securities  Exchange Act of 1934 as soon as reasonably  practicable after  FalconStor  electronically  files such material with, or furnishes it to, the SEC.  FalconStor complied with this policy for every Securities Exchange Act of 1934 report filed during the year ended December 31, 2003.

ITEM 2.     PROPERTIES

FalconStor's  headquarters  are located in an  approximately  45,000 square foot facility located in Melville, New York, of which 22,000 square feet is currently being  utilized.  Offices are also leased for  development,  sales and marketing personnel,  which total an  aggregate  of  approximately  39,900  square feet in
Euless, Texas; Le Chesnay,  France;  Taichung,  Taiwan; Tokyo, Japan;  Shanghai,
China; Munich,  Germany; and Seoul, Korea. Initial lease terms range from one to eight years, with multiple renewal options.

ITEM 3.   LEGAL PROCEEDINGS

There  were  no  material  legal  proceedings  pending  or,  to  our  knowledge, threatened against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      Our Common Stock is listed on The Nasdaq National Market  ("Nasdaq") under the symbol  "FALC".  The following  table sets forth the range of high and low closing sales prices of our Common Stock for the periods  indicated as reported by Nasdaq:

                                             2003                             2002
                                             ----                             ----
                                        High           Low              High           Low
                                        ----           ---              ----           ---
             Fourth Quarter            $ 9.15         $ 6.11           $ 4.99         $ 3.61
             Third Quarter             $ 6.89         $ 4.54           $ 6.20         $ 4.08
             Second Quarter            $ 7.11         $ 3.56           $ 7.44         $ 4.02
             First Quarter             $ 4.57         $ 3.47           $11.97         $ 6.20

HOLDERS OF COMMON STOCK

      We had  approximately 211 holders of record of Common Stock as of March 1,
      2004.  This does not reflect persons or entities whom hold Common Stock in nominee or "street" name through various brokerage firms.

DIVIDENDS

      We have not paid any cash  dividends on our common stock since  inception.
      We expect to reinvest any future earnings to finance growth, and therefore do not intend to pay cash dividends in the foreseeable  future.  Our board of directors may  determine to pay future cash  dividends if it determines that dividends are an appropriate use of Company capital.

ITEM 6.   SELECTED FINANCIAL DATA

      The selected consolidated  financial data with respect to our consolidated balance  sheets  as of  December  31,  2003,  2002,  2001 and 2000 and the
      related  consolidated  statements of  operations  data for the years ended
      December 31, 2003,  2002 and 2001 and the period from inception  (February
      10,  2000)  through  December  31, 2000 have been derived from our audited consolidated  financial  statements.  The following selected  consolidated financial  data  should  be  read in  conjunction  with  the  consolidated financial  statements and the notes thereto and the information  contained in Item 7,  "Management's  Discussion and Analysis of Financial  Condition
      and Results of Operations."

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                                                         Period from Inception
                                                       Year Ended       Year Ended      Year Ended       (February 10, 2000)
                                                      December 31,     December 31,     December 31,     through December 31,
                                                          2003            2002             2001                 2000
                                                      -------------------------------- ----------------------------------------
                                                                (In thousands, except per share data)

Revenues:
   Software license revenue .........................   $ 12,251         $  8,667         $   4,714           $     --
   Maintenance revenue ..............................      2,473            1,297                17                 --
   Software services and other revenue ..............      2,220              665               861                143
                                                        --------         --------         ---------           --------
                                                          16,944           10,629             5,592                143
                                                        --------         --------         ---------           --------
Operating expenses:
   Amortization of purchased and capitalized software      1,394              899               273                 --
   Cost of maintenance, software services and other
      revenue .......................................      2,580            1,309               897                224
   Software development costs .......................      7,068            6,281             5,004              1,379
   Selling and marketing ............................     10,967            9,856             8,085                327
   General and administrative .......................      2,878            2,592             2,732                534
   Lease abandonment charge .........................        550             --                 --                 --
   Impairment of prepaid royalty ....................       --                483               --                 --
                                                        --------         --------         ---------           --------
                                                          25,437           21,420            16,991              2,464
                                                        --------         --------         ---------           --------
           Operating loss ...........................     (8,493)         (10,791)          (11,399)            (2,321)
                                                        --------         --------         ---------           --------

Interest and other income ...........................      1,122            1,585             1,365                225
Impairment of long-lived assets .....................         35           (2,300)              --                 --
                                                        --------         --------         ---------           --------
         Loss before income taxes ...................     (7,336)         (11,506)          (10,034)            (2,096)

 Provision for income taxes .........................         33               37                22                --
                                                        --------         --------         ---------           --------
         Net loss ...................................   $ (7,369)        $(11,543)         $(10,056)         $  (2,096)

   Beneficial conversion feature attributable to
   convertible preferred stock.......................       --               --               3,896                --
                                                        --------         --------         ---------           --------
 Net loss attributable to common
   shareholders .....................................   $ (7,369)        $(11,543)        $ (13,952)          $(2,096)
                                                        ========         ========         =========           ========
 Basic and diluted net loss per share attributable to
   common shareholders ..............................   $  (0.16)        $  (0.26)        $  (0.40)           $  (0.09)
                                                        ========         ========         =========           ========
 Basic and diluted weighted average common shares
   outstanding..........................................  45,968           45,233           35,264              24,383
                                                        ========         ========         =========           ========

CONSOLIDATED BALANCE SHEET DATA:

                                 December 31,  December 31,     December 31,     December 31,
                                    2003          2002               2001            2000
                                 -------------------------------------------------------------
                                                    (In thousands)

Cash and cash equivalents and
   marketable securities          $36,685         $51,102          $64,527          $ 7,727
Working capital                    39,131          47,746           57,518            7,254
Total assets                       56,493          64,710           74,471            8,594
Long-term obligations                --              --                283             --
Stockholders' equity               50,556          55,901           63,562            8,057

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
RISKS AND  UNCERTAINTIES,  AND THAT ACTUAL  RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  PROJECTED IN THE  FORWARD-LOOKING  STATEMENTS.  THE FOLLOWING  DISCUSSION
SHOULD BE READ TOGETHER WITH THE CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES TO
THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

            The year 2003 was a year of growth - and investment in future growth
- for our Company. Our revenues increased to $16.9 million from $10.6 million in
2002. We used these revenues and available cash to fund operations and to invest in infrastructure to position the Company for future growth.

            The  major  areas  of  investment  were  in our  personnel  and  our facilities.

            To continue to create industry-leading  cutting-edge network storage solutions,  we hired  additional  development  engineers  and quality  assurance engineers.  We also hired  engineers to design and test the products that are or will be sold by our OEM  partners.  Continuing  to deliver  products to meet the demands of the network storage market is necessary for us to remain  competitive and to continue our growth.

            We also increased our sales force and our technical support team. An increased  sales force should expand the market  exposure for our products.  The expanded  technical support team responds to questions and technical issues from end users of our products and from our resellers and OEM partners. Providing top notch technical support to these groups enhances our ability to continue to make sales. End users who are satisfied with our technical support are more likely to order additional products from us. Resellers and OEM partners who are happy with our technical support, and whose end users are satisfied, will be less likely to look to other providers for future products.

            In  November  2003,  we moved our  global  headquarters  to a larger facility in Melville,  New York. Our previous office space had become inadequate for our personnel  and equipment  needs.  Our new  headquarters  has over 45,000 square feet, of which we are currently  utilizing  22,000 square feet. Our lease provides that we take possession and control of the space in stages, allowing us to occupy more space as we grow.  Because of work done in the space by the prior tenant, a global computer services provider,  we obtained a multi-million dollar technology and office  infrastructure at no cost. This pre-built  infrastructure includes  computer  labs and training  rooms.  The building has dual  electrical feeds  and  diesel-powered  generators  to  assure  business  continuity  during unexpected events.

            We also moved our  Asia/Pacific  headquarters  in Taiwan to a larger location.  This move  provides  the space  needed for our  growing  Asia/Pacific presence.

            The key factors we look to for our future business prospects are our sales pipeline,  our ability to establish  relationships  with key industry OEMs and resellers,  sales by our OEM partners,  re-orders  from existing  customers, additional  orders  from  resellers,  and the growth of the  overall  market for network storage solutions.

            Our  sales  "pipeline"  consists  of  inquiries  from end  users and resellers  for possible  purchases of our products.  Our overall sales  pipeline steadily  increased  for each quarter of 2003  compared with the same quarter in
2002.

            OEM relationships  are important to us for two main reasons.  First, sales  by our OEM  partners  contribute  to our  revenues.  Second,  having  our
products  selected  by  respected,   established  industry  leaders  signals  to
potential  customers,  resellers  and  other  potential  OEM  partners  that our products are quality products that add value to their enterprise.

            During the past year, we announced  strategic OEM relationships with both  StorageTek and CNT. Each of these partners  undertook broad reviews of all of the competing  software  solutions  available and, after these reviews,  each selected  IPStor to power network  storage  solutions for their  customers.  The choice of IPStor by these major industry participants again validates the design and the capabilities of our products.

            In 2003 we signed two additional  worldwide OEM agreements  with two major  technology  companies  with global  presences.  These OEMs also conducted in-depth  evaluations  of all  available  storage  software  solutions and chose
IPStor.

            These four OEM relationships are in addition to the OEM partnerships we already had with companies  including Acer, NEC, and Maxxan. We will continue to seek additional OEM opportunities in the future.

            Many enterprises look to value added resellers or solution providers to assist them in making their information technology purchases. These resellers typically  review an  enterprise's  needs and suggest a hardware,  software,  or
combined   hardware   and   software   solution  to  fulfill  the   enterprise's
requirements.  Resellers have wide choices in fulfilling their customers' needs.
We have established strong  relationships with many premier resellers.  In 2003, we signed  agreements  with many new  resellers  worldwide.  We also  terminated relationships  with several  resellers who we felt were not properly selling our products.  We will continue to enter into  relationships  with  resellers and to discontinue relationships with resellers with whom we are not satisfied.

            In 2003,  approximately  20% of our sales came from our OEM partners and  approximately  80% of our sales came from  resellers  or  distributors.  We expect an increase in the  percentage of sales  attributable  to OEMs in 2004 as our OEM relationships mature and expand.

            The level of re-orders  from existing end users of our products is a
significant   measure   of   customer   satisfaction.   Information   technology
professionals  will only re-order  products for their companies if they see that the products  have  reduced  total cost of  ownership  and have  provided a good return on  investment.  Re-orders are thus an  indication  that our products are delivering as promised and that our support is meeting the end users' needs.  In
2003,  we began to see re-orders  from some of our  end-users.  These  end-users ordered additional copies of IPStor or ordered additional  options. If re-orders decline,  it would indicate that future sales might also decline.  However,  the use of  re-orders as an  analytical  tool is somewhat  impaired  because our OEM partners  typically do not provide us with information  identifying the end user for each order.

            As  service  providers  to  companies,  resellers'  reputations  are dependent on satisfying their customers' needs  efficiently and effectively.  If resellers  determine that a product they have been providing to their  customers is  not  functioning  as  promised  or  is  not  providing  adequate  return  on investment,  or if the customers are complaining about the level of support they are  receiving  from the  suppliers,  the  resellers  will move quickly to offer different  solutions  to their  customers.  Additional  sales by  resellers  are therefore an important indicator of our business prospects.

            The network storage solutions market continues to grow.  (Please see the discussion on page 4.) In addition to growth based on the current demand for storage server consolidation and replication,  we expect to see growth in backup acceleration.

            Some of our  strategic  industry  partners  are  applying  IPStor in different market segments and on additional  platforms.  The demand for disaster recovery and backup  solutions  continues  to expand.  Our partners are offering appliances and other solutions powered by IPStor for replication and for Virtual
Tape Library to meet this demand.

            We are also seeing  growing  market  acceptance of IP-based  Storage
Area Networks. Previously, most SANs had been based on fibre-channel. We plan to tap into  the  growth  in this  market  through  sales  of our  products  by our strategic partners.

            Another area of growth is  dedicated-purpose  storage  "appliances."
Storage  appliances  combine  software with  hardware to provide  single-purpose turnkey  solutions to critical data storage  needs.  In response to the needs of our customers and our resellers,  we offer for sale various storage  appliances.
(Please see discussion on page 6.) We expect that sales of storage appliances by resellers and OEMs will form a higher percentage of our revenues in 2004 than in
2003.

            Our  critical  accounting  policies  are those  related  to  revenue recognition and accounts  receivable  allowances.  As described in note 1 to our consolidated  financial statements,  we recognize revenue in accordance with the provisions  of Statement of Position  97-2,  Software  Revenue  Recognition,  as
amended.  Software license revenue is recognized only when pervasive evidence of an  arrangement  exists  and the fee is  fixed  and  determinable,  among  other criteria.  An  arrangement  is  evidenced  by a  signed  customer  contract  for nonrefundable  royalty advances  received from OEMs or a customer purchase order for each software license resold by an OEM,  distributor or solution provider to an end  user.  The  software  license  fees are fixed  and  determinable  as our standard  payment terms range from 30 to 90 days,  depending on regional billing practices, and we have not provided any of our customers extended payment terms.
When a customer licenses software together with the purchase of maintenance,  we allocate a portion  of the fee to  maintenance  for its fair value  based on the contractual maintenance renewal rate.

            We review  accounts  receivable  to determine  which are doubtful of collection.  In  making  the  determination  of the  appropriate  allowance  for uncollectible  accounts and returns,  we consider  specific  past due  accounts, analysis of our accounts  receivable aging,  customer payment terms,  historical
collections,   write-offs   and   returns,   changes  in  customer   demand  and
relationships,  concentrations  of credit risk and customer  credit  worthiness.
Historically, we have not experienced a high level of write-offs and returns due to our  customer  relationships,  contract  provisions  and credit  assessments.
Changes in the credit worthiness of customers,  general economic  conditions and other  factors  may  impact  the level of future  write-offs,  revenues  and our general and administrative expenses.

RESULTS OF  OPERATIONS - FOR THE YEAR ENDED  DECEMBER  31, 2003  COMPARED TO THE
YEAR ENDED DECEMBER 31, 2002

            Revenues for the year ended December 31, 2003 increased 59% to $16.9 million  compared to $10.6  million for the year ended  December 31,  2002.  Our operating  expenses increased 19% from $21.4 million in 2002 to $25.4 million in
2003. Net loss decreased 36% from $11.5 million in 2002 to $7.4 million in 2003.
The increase in revenues was mainly due to an increase in demand for our network storage  solution  software.  Over  80%  of our  revenues  were  generated  from resellers  and  distributors  and the  remaining  revenue was  derived  from OEM partners.  Expenses  increased  in all  departments  to support our  growth.  We invested in additional  employees and our headcount increased from 138 employees as of  December  31, 2002 to 178  employees  as of December  31,  2003.  We also invested in infrastructure by purchasing  additional computers and equipment and we moved our headquarters to a larger facility.

REVENUES

SOFTWARE LICENSE REVENUE

            Software  license  revenue is  comprised of software  licenses  sold through our OEMs, value-added  resellers and distributors to end users and, to a lesser extent,  directly to end users. These revenues are recognized when, among other  requirements,  we receive a customer  purchase order and the software and permanent key codes are delivered to the customer. We also receive nonrefundable royalty  advances  and  engineering  fees from some of our OEM  partners.  These arrangements  are evidenced by a signed  customer  contract,  and the revenue is recognized when the software  product master is delivered and accepted,  and the engineering services, if any, have been performed.

            Software license revenue increased 41% to $12.3 million in 2003 from
$8.7 million in 2002.  Increased  market  acceptance  and demand for our product were the  primary  drivers  of the  increase  in  software  license  revenue.  A continued  increase in the number of our channel  partners  and OEMs also helped increase our  revenues.  We expect our software  license  revenue to continue to grow  and the  percentage  of  software  license  revenue  derived  from our OEM partners to increase.

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

            Maintenance,  software  services and other revenues are comprised of software  maintenance and technical  support,  professional  services  primarily related to the implementation of our software,  engineering services,  and sales of computer  hardware.  Revenue derived from  maintenance and technical  support contracts is deferred and recognized  ratably over the  contractual  maintenance term. Professional services revenue is recognized in the period that the related services are performed.  Revenue from engineering  services is primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed. In 2003 and 2002, we had a limited number of transactions in which we purchased  hardware  and bundled  this  hardware  with our software and sold the bundled solution to a customer.  A portion of the contractual fees is recognized as revenue when the  hardware or software is delivered to the customer  based on the relative fair value of the delivered element(s).  Through December 31, 2003, the software and hardware in bundled solutions have almost always been delivered to the customer in the same quarter.  Maintenance,  software  services and other revenue increased 139% to $4.7 million in 2003 from $2.0 million in 2002.

            The major  factor  behind  the  increase  in  maintenance,  software services  and other  revenue was an increase  in the number of  maintenance  and technical  support  contracts we sold. As we are in business  longer,  and as we license more software,  we expect these revenues will continue to increase.  The majority  of our  new  customers  purchase  maintenance  and  support  and  most customers  renew their  maintenance  and support after their  initial  contracts expire.  Maintenance  revenue  increased  from $1.3  million  for the year ended
December 31, 2002 to $2.5 million for the year ended  December 31, 2003.  Growth in our professional services sales, which increased from $0.4 million in 2002 to
$0.9 million in 2003, also contributed to the increase in software  services and other revenues.  This increase in professional  services  revenue was related to the  increase  in our  software  license  customers  that  elected  to  purchase professional  services.  Additionally,  our hardware  sales  increased from $0.2 million in 2002 to $1.3  million  in 2003.  This  increase  was the result of an increase in demand from our customers for bundled solutions.

            We expect  maintenance,  software  services  and other  revenues  to continue to increase.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

            To remain  successful in the network storage  solutions  market,  we must continually  upgrade our software by enhancing the existing features of our products and by adding new features and products.  We often evaluate  whether to develop these new offerings  in-house or whether we can achieve a greater return on investment by purchasing or licensing  software from third parties.  Based on our evaluations we have purchased or licensed  various software for resale since
2001.  Amortization  of purchased and capitalized  software  increased from $0.9 million for the year ended  December 31, 2002 to $1.4 million for the year ended
December 31, 2003. The increase in amortization  expense was due to our purchase of an additional  $1.8 million of software  licenses in 2003. As of December 31,
2003,  we had $4.9  million  of  purchased  software  licenses  that  are  being amortized  over three years.  For the year ended  December 31, 2003, we recorded
$1.4 million of amortization related to these purchased software licenses. As of
December  31,  2002,  we had $3.0  million of  purchased  software  licenses and recorded  approximately $0.9 million of amortization for the year ended December
31, 2002  related to these  purchased  software  licenses.  We will  continue to evaluate third party software licenses and may make additional purchases,  which would result in an increase in amortization expense.

            The Company did not capitalize any software  development costs until our initial  product  reached  technological  feasibility in March 2001. At that point,  we capitalized  $0.1 million of software  development  costs,  which are being amortized at the greater of straight line over three years or the ratio of current revenue of the related products to total current and anticipated  future revenue of these products.  Amortization of capitalized software was $31,523 and
$31,524 for the years ended December 31, 2003 and 2002, respectively.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

            Cost of maintenance,  software  services and other revenue  consists primarily of personnel costs and other costs associated with providing  software implementations,  technical support under maintenance  contracts,  and training.
Cost of maintenance, software services and other revenues also includes the cost of hardware  purchased for resale.  Cost of maintenance,  software  services and other  revenues for the year ended  December  31, 2003  increased by 97% to $2.6 million  compared to $1.3  million for the year ended  December  31,  2002.  The increase  in cost of  maintenance,  software  services  and  other  revenue  was primarily driven by an increase in hardware sales. As we sold more hardware, our hardware  costs for resale  rose from $0.2  million  in 2002 to $1.0  million in
2003. The increase in cost of maintenance,  software  services and other revenue was also due to an increase in personnel.  As a result of our increased sales of maintenance  and support  contracts  and  professional  services,  we required a higher  number of employees to provide  technical  support and to implement  our software.  Our cost of  maintenance,  software  services and other  revenue will continue to grow in absolute dollars as our revenue increases.

            Gross profit for the year ended  December 31, 2003 was $13.0 million or 77% of  revenues  compared to $8.4  million or 79% of  revenues  for the year ended  December 31, 2002.  The increase in gross profit was directly  related to the increase in revenues.  The decrease in gross margins was due to the increase in amortization of purchased software licenses and was also partially related to margins  on  hardware  sales,  which are  typically  lower  than the  margins on software and services.

SOFTWARE DEVELOPMENT COSTS

            Software  development costs consist primarily of personnel costs for product  development  personnel  and other  related  costs  associated  with the
development  of  new  products,   enhancements  to  existing  products,  quality
assurance and testing.  Software development costs increased 13% to $7.1 million in 2003 from $6.3 million in 2002.  The increase in software  development  costs was primarily  due to an increase in employees  required to enhance and test our core network  storage  software  product,  as well as to develop new  innovative features and options. In addition, as we negotiated and signed new OEM partners, we required additional employees to test and customize our software with our OEM partners'  products.  In 2003, we also opened a  development  office in China to assist in our  development  work.  We intend to continue  recruiting  and hiring product development personnel to support our development process.

SELLING AND MARKETING

            Selling  and  marketing  expenses  consist  primarily  of sales  and marketing  personnel  and  related  costs,  travel,  public  relations  expense, marketing literature and promotions,  commissions,  trade show expenses, and the costs associated with our foreign sales offices.  Selling and marketing expenses increased 11% to $11.0 million in 2003 from $9.9 million in 2002. As a result of the increase in revenue and interest in our software, our commission expense and travel expenses increased. In addition, we continued to hire new sales and sales support  personnel and expand our worldwide  presence to accommodate our revenue growth.  We believe  that to  continue to grow  sales,  our sales and  marketing expenses will continue to increase.

GENERAL AND ADMINISTRATIVE

            General and  administrative  expenses consist primarily of personnel costs of general and  administrative  functions,  public  company  related fees, directors and officers insurance,  legal and professional fees and other general corporate overhead costs.  General and administrative  expenses increased 11% to
$2.9 million in 2003 from $2.6  million in 2002.  One reason for the increase in general and  administrative  expenses is due to an increase in salaries.  As our business grew, we required  additional general and  administrative  personnel to support the growth.  Another reason for the increase was due to higher  premiums for our directors and officers  insurance.  We expect general and administrative expenses to continue to increase in order to support the growth of the business.

INTEREST AND OTHER INCOME

            We invest our cash, cash  equivalents  and marketable  securities in government securities and other low risk investments.  Interest and other income decreased  29% to $1.1 million in 2003 from $1.6 million in 2002.  This decrease in interest  income was due to lower interest rates and lower average cash, cash equivalent  and marketable  securities  balances.  We expect  interest and other income to decrease until the time we generate positive cash flows.

INCOME TAXES

            We did not record a tax benefit  associated  with the  pre-tax  loss incurred from the period from inception (February 10, 2000) through December 31,
2003, as we deemed that it was more likely than not that the deferred tax assets will not be realized  based on our early stage of  operations.  Accordingly,  we provided a full  valuation  allowance  against our net deferred tax assets.  Our income  tax  provision  consists  of tax  liabilities  related  to  our  foreign subsidiaries.

LEASE ABANDONMENT CHARGE

            In November 2003, we relocated our headquarters to a larger facility to accommodate our future growth. As a result of this relocation, we vacated our previous  office space and recorded a charge for the estimated loss we expect to incur on the remaining lease obligation. The charge of $0.6 million included the remaining  lease rental  obligation  reduced by cash flows we expect to generate from an  agreement  to  sub-lease  the  facility  as well  as the  write  off of leasehold improvements at our previous facility. This expense is not expected to recur.

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

            In  October  2001,  we  entered  into an  agreement  with  Network-1
Security  Solutions,  Inc.  ("NSSI"),  a publicly traded  company,  whereby $2.8 million  was paid to  NSSI,  of  which  $2.3  million  was for the  purchase  of convertible  preferred  stock of NSSI  accounted for under the cost method,  and
$0.5 million was for a non-refundable  prepaid royalty recoupable against future product  sales of NSSI's  product.  Primarily  due to the  decline in the market value  of  NSSI's  common  stock  underlying  the  convertible  preferred  stock significantly below the Company's cost, we concluded in 2002 that the decline in the fair  value of our  investment  in NSSI's  preferred  stock  was other  than temporary.  Accordingly,  in 2002 we recorded an impairment  charge to write-off our investment in NSSI preferred  stock. In addition,  due to the lack of market acceptance of the NSSI product, we concluded that the unrecouped prepaid royalty was not recoverable and it was written off. As a result,  in 2002, we recorded a
$2.8 million charge for the impairment of long-lived and other assets related to our NSSI agreement,  of which $0.5 million was an operating expense. In 2003, we received a payment  from NSSI of $35,000 in  exchange  for all of our  preferred stock of NSSI,  which was reflected as a reduction to the  impairment  charge in the statement of operations. While we continue to hold warrants to purchase NSSI common stock,  the exercise price of the warrants far exceeds the current market price for NSSI's common stock.  We do not expect to incur any additional  income or expenses from this investment.

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

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

            Maintenance,  software  services and other revenue increased 124% to
$2.0  million in 2002 from $0.9  million  in 2001.  The  primary  reason for the increase in maintenance,  software services and other revenue was an increase in the  number  of our  maintenance  and  technical  support  contracts.  Since our software  was only  released  at the end of the second  quarter of 2001,  we had limited maintenance and technical support revenue in 2001.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

            Amortization  of purchased and capitalized  software  increased from
$0.3  million for the year ended  December 31, 2001 to $0.9 million for the year ended  December 31, 2002.  The increase in  amortization  expense was due to our purchase  of an  additional  $0.8  million of software  licenses in 2002.  As of
December 31, 2002, we had $3.0 million of purchased  software  licenses that are being  amortized  over three years.  For the year ended  December  31, 2002,  we recorded  $0.9  million  of  amortization  related to these  purchased  software licenses.  As of December  31, 2001,  we had $2.2 million of purchased  software licenses and recorded  approximately  $0.3 million of amortization  for the year
ended  December  31,  2001  related  to  these  purchased   software   licenses.
Amortization of capitalized software was $23,643 and $31,524 for the years ended
December 31, 2001 and 2002, respectively.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

            Cost of maintenance,  software services and other revenues increased
46% to $1.3 million in 2002 from $0.9  million in 2001.  The main reason for the increase in cost of revenues was due to the increase in revenues. As a result of the increase in revenues,  we required a higher  average  number of employees to provide technical support under our maintenance contracts and to help deploy our software.  The hardware costs  associated with hardware revenue amounted to $0.2 million in 2002. There were no hardware costs in 2001.

            Gross  profit for the year ended  December 31, 2002 was $8.4 million or 79% compared  with $4.4 million or 79% for the year ended  December 31, 2001.
The  absolute  dollar  increase in gross profit was due to the increase in total revenue compared to the prior year.

SOFTWARE DEVELOPMENT COSTS

            Software  development  costs  increased  25% to $6.3 million in 2002 from $5.0 million in 2001. The increase in software development costs was mainly due to an increase in  development  personnel.  The  increase in  employees  was required to enhance and test our core network storage software product,  as well as to develop new innovative features and options.

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

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

            In  October  2001,  we  entered  into an  agreement  with  Network-1
Security  Solutions,  Inc.  ("NSSI"),  a publicly traded  company,  whereby $2.8 million  was paid to  NSSI,  of  which  $2.3  million  was for the  purchase  of convertible  preferred  stock of NSSI  accounted for under the cost method,  and
$0.5 million was for a non-refundable  prepaid royalty recoupable against future product sales of NSSI's product.  Primarily due to a decline in the market value of NSSI's common stock underlying the convertible  preferred stock significantly below the  Company's  cost,  we  concluded  the decline in the fair value of our investment in NSSI's preferred stock was other than temporary.  Accordingly,  in
2002 we  recorded an  impairment  charge to  write-off  our  investment  in NSSI preferred stock. In addition,  due to the lack of market  acceptance of the NSSI product in its current state,  we concluded that the unrecouped  prepaid royalty is not recoverable  and it was written off. As a result,  in 2002, we recorded a
$2.8 million charge for the impairment of long-lived and other assets related to our NSSI agreement, of which $0.5 million was an operating expense.

LIQUIDITY AND CAPITAL RESOURCES

            Our cash and cash  equivalents  totaled $8.5 million and  marketable securities  totaled $28.2 million at December 31, 2003. As of December 31, 2002, we had  $14.2  million  in cash  and  cash  equivalents  and  $36.9  million  in
marketable  securities.   The  reasons  for  this  decrease  in  cash  and  cash
equivalents and marketable  securities are discussed below.  Because we have not yet been  profitable,  the  major  use of our cash has been to fund  operations.
Until  we  reach  profitability,  we  will  continue  to use  our  cash  to fund operations.

            In 2003, we made  investments in our  infrastructure  to support our long-term  growth.  We moved  our  headquarters  to a larger  facility  and made investments  in property  and  equipment.  In addition,  we increased  the total number of  employees in 2003 to support our growth.  As we continue to grow,  we will  continue to make  investments  in property and  equipment and will need to continue to increase our  headcount.  In the past, we also used cash to purchase software  licenses  and to make  acquisitions.  We  will  continue  to  evaluate
potential   software  license  purchases  and  acquisitions  and  if  the  right opportunity presents itself we may continue to use our cash in these areas.

            We  currently  do not have any  debt  and our only  commitments  are related to our office leases.

            In connection  with our  acquisition  of IP Metrics in July 2002, we must make cash  payments to the former  shareholders  of IP  Metrics,  which are contingent  on the level of revenues  from IP Metrics  products  for a period of twenty-four  months subsequent to the acquisition.  In 2003, we made payments to the former  shareholders  of IP Metrics  totaling  $287,130.  As of December 31,
2003, the Company has accrued $0.1 million of additional purchase  consideration related to sales of IP Metrics products.

            In October 2001, our Board of Directors authorized the repurchase of up to two million shares of our  outstanding  common stock.  Since October 2001,
235,000  shares have been  repurchased  at an aggregate  purchase  price of $1.4 million. No shares were repurchased in 2003.

            Net cash used in operating  activities  totaled $6.2 million for the year  ended  December  31,  2003  compared  to $7.5  million  for the year ended
December 31, 2002 and $10.1  million for the year ended  December 31, 2001.  The trend of decreasing  cash used in operations is the result of our decreasing net loss.  In 2002,  we incurred a non-cash  expense of $2.8  million  related to an impairment  of long-lived  and other assets.  The decrease in net loss is mainly attributable  to our  increases in revenues.  In addition to the decrease in net loss, our non-cash charges,  including  depreciation and amortization and equity based  compensation  increased from $1.5 million in 2001 to $2.5 million in 2002 and $3.3  million  in 2003.  These  increases  are mainly  due to  increases  in property and  equipment  and  purchased  software  licenses.  These amounts were partially  offset by  increases  in our  accounts  receivable  balances  of $2.5 million in 2001, $1.7 million in 2002 and $2.8 million in 2003. The increases in our accounts  receivable  balances are due to our revenue growth. We expect cash used in operating activities to continue to decrease as our net loss decreases.

            Net cash provided by investing  activities  was $2.8 million in 2003 and net cash used in  investing  activities  was  $15.5  million  in 2002.  Cash provided by investing activities in 2001 was $34.7 million. In 2001, we acquired
$48.2  million in cash  related to our  acquisition  of NPI. We did not have any similar  transactions in 2002 or 2003. Included in investing activities for each year are the sales and purchases of our marketable  securities.  These represent the sales, maturities and reinvesting of our marketable securities.  In 2003 the net cash provided from the net sale of securities was $8.5 million,  in 2002 and
2001 the cash used from the net purchase of marketable  securities was $10.7 and
$7.4  million,  respectively.  These  amounts will  fluctuate  from year to year depending on the maturity dates of our marketable  securities.  The cash used to purchase property and equipment has increased from $1.3 million in 2001 and 2002 to $3.0 million in 2003.  The increase in 2003 was due to our  investment in our infrastructure and our relocation of our company headquarters.  The cash used to purchase  software  licenses was $2.2 million in 2001,  $0.8 million in 2002 and
$1.8  million in 2003.  In 2002,  we used $2.6  million  in cash  related to two acquisitions.  We did not  make any  similar  acquisitions  in 2001 or 2003.  We continually  evaluate  potential  software  licenses and acquisitions and we may continue to make these investments if we find  opportunities  that would benefit our business.

            Net cash provided by financing  activities  was $0.9 million in each of 2003 and 2002 and $7.0 million in 2001.  In 2001 we received  $7.9 million in proceeds from the issuance of preferred stock. In 2003 and 2002 we did not issue any preferred stock. We received  proceeds from the exercise of stock options of
$0.9 million in 2003, $1.1 million in 2002 and $0.3 million in 2001.

            The Company's only contractual  obligations  relate to its operating leases.  The Company has an operating lease covering its primary office facility that expires in February,  2012. The Company also has several  operating  leases related to a domestic  office and offices in foreign  countries.  The expiration dates for these  leases  ranges  from 2004  through  2012.  The  following  is a schedule  of  future  minimum  lease  payments  for all  operating  leases as of
December 31, 2003:

            Year ending December 31,

            2004.....................................     $   966,570
            2005.....................................       1,174,510
            2006.....................................       1,375,952
            2007.....................................       1,238,840
            2008.....................................       1,121,064
            Thereafter...............................       3,778,261
                                                          -----------
                                                          $ 9,655,197
                                                          ===========

            For the years ended  December 31, 2003,  2002 and 2001, we paid $3.0 million,  $2.1 million and $0.8 million,  respectively,  related to discontinued
operations.  As of December 31, 2003, all  significant  payments  related to our discontinued operations have been settled.

            Based on our increasing revenues, decreasing net loss and decreasing cash burn rate, we believe that our current  balance of cash,  cash  equivalents and  marketable  securities,  and expected  cash flows from  operations  will be sufficient to meet our cash requirements for at least the next twelve months.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In April 2003,  the Financial  Accounting  Standards  Board ("FASB")
determined that stock-based  compensation  should be recognized as a cost in the financial  statements and that such cost be measured according to the fair value of the stock options.  The FASB has not as yet determined  the  methodology  for calculating  fair  value and plans to issue an  accounting  standard  that would become  effective in 2005.  We will continue to monitor  communications  on this subject  from the FASB to  determine  the impact on our  consolidated  financial statements.

            In  July  2003,   the  EITF  reached  a  consensus  on  Issue  03-5,
Applicability of AICPA SOP 97-2 to Non-Software Deliverables.  The consensus was reached that SOP 97-2 is applicable  to  non-software  deliverables  if they are included in an  arrangement  that  contains  software  that is  essential to the non-software deliverables'  functionality.  The adoption of Issue 03-5 effective
October 1, 2003 did not have a  material  impact on our  consolidated  financial statements.

                                  RISK FACTORS

WE HAVE HAD LIMITED REVENUES AND A HISTORY OF LOSSES, AND WE MAY NOT ACHIEVE OR
MAINTAIN PROFITABILITY.

            We have had limited  revenues and a history of losses.  For the year ended December 31, 2003, we had revenues of $16.9  million.  For the period from inception  (February 10, 2000) through  December 31, 2003 and for the year ended
December  31,  2003,  we had net  losses  of $31.1  million  and  $7.4  million, respectively.  We have signed  contracts with  resellers and original  equipment manufacturers,  or OEMs,  and believe that as a result of these  contracts,  our revenues  should  increase  in the  future,  although  we are  unable to predict whether  we  will  be  profitable.  Our  business  model  depends  upon  signing agreements with additional OEM customers,  further developing our reseller sales channel,  and expanding our sales force.  Any difficulty in obtaining  these OEM and reseller  customers or in attracting  qualified  sales personnel will hinder
our  ability  to   generate   additional   revenues   and  achieve  or  maintain
profitability.

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

WE HAVE SIGNIFICANT LEASE COMMITMENTS THAT COULD IMPACT OUR PROFITABILITY.

            During the third  quarter of 2003,  we signed a lease for new office space that commenced on November 1, 2003 and continues through  February,  2012.
The  lease   obligations  are   substantially   greater  than  our  prior  lease
obligations.  This commitment could impact our ability to achieve or to maintain profitability.

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

OUR REVENUES DEPEND IN PART ON SPENDING BY CORPORATE CUSTOMERS.

            The operating  results of our business depend in part on the overall demand  for  network  storage  infrastructure  software.  Because  our sales are primarily  to major  corporate  customers,  any  softness  in demand for network storage infrastructure software may result in decreased revenues.

THE MARKETS FOR STORAGE AREA NETWORKS AND NETWORK  ATTACHED  STORAGE ARE NEW AND
UNCERTAIN, AND OUR BUSINESS WILL SUFFER IF THEY DO NOT DEVELOP AS WE EXPECT.

            The rapid  adoption  of  Storage  Area  Networks  (SAN) and  Network
Attached Storage (NAS) solutions is critical to our future success.  The markets for SAN and NAS  solutions  are still  unproven,  making it difficult to predict their potential sizes or future growth rates. Most potential customers have made substantial investments in their current storage networking infrastructure,  and they may elect to remain  with  current  network  architectures  or to adopt new architecture,  in  limited  stages  or over  extended  periods  of time.  We are uncertain  whether  a  viable  market  for  our  products  will  develop  or  be sustainable.  If these  markets fail to develop,  or develop more slowly than we expect,  our business,  financial  condition and results of operations  would be adversely affected.

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

OUR  PRODUCTS  MUST  CONFORM TO  INDUSTRY  STANDARDS  IN ORDER TO BE ACCEPTED BY
CUSTOMERS IN OUR MARKETS.

            Our  current  products  are only one  part of a SAN,  NAS or  Direct
Attached  Storage  ("DAS")  system.  All components of these systems must comply with the same industry  standards in order to operate together  efficiently.  We depend on companies that provide other components of these systems to conform to industry  standards.  Some  industry  standards  may not be  widely  adopted  or implemented uniformly,  and competing standards may emerge that may be preferred by OEM customers or end users.  If other  providers of components do not support the same  industry  standards as we do, or if competing  standards  emerge,  our products may not achieve market  acceptance,  which would  adversely  affect our business.

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

FAILURE OF STORAGE  APPLIANCES  POWERED BY IPSTOR TO INTEGRATE SMOOTHLY WITH END
USER SYSTEMS COULD IMPACT DEMAND FOR THE APPLIANCES.

            We have entered into  agreements with our resellers and OEM partners
to  develop   storage   appliances   that  combine  certain  aspects  of  IPStor
functionality  with  third  party  hardware  to create  single  purpose  turnkey solutions that are designed to be easy to deploy. If the storage  appliances are not easy to deploy or do not integrate smoothly with end user systems, the basic premise  behind  the  appliances  will not be met and  sales  would be  impacted negatively.

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
The OEM  customers  might also  choose not to  continue  to develop or to market products which include our products.  This would likely result in lower revenues to us and would impede our ability to grow our business.

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

OUR STOCK PRICE MAY BE VOLATILE

            The market price of our common  stock has been  volatile in the past and may be volatile in the future.  For example,  during the past twelve  months ended  December 31, 2003,  the market price of our common stock as quoted on the
NASDAQ National  Market System  fluctuated  between $3.47 and $9.15.  The market price  of our  common  stock  may be  significantly  affected  by the  following factors:

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING  OPTIONS AND WARRANTS,  THE EXERCISE
OF WHICH WOULD DILUTE THE THEN-EXISTING  STOCKHOLDERS'  PERCENTAGE  OWNERSHIP OF
OUR COMMON STOCK.

            As of December 31, 2003, we had outstanding  options and warrants to purchase an  aggregate  of  10,610,425  shares of our common stock at a weighted average  exercise  price of $4.42  per  share.  We also  have  1,410,855  shares reserved for issuance  under our stock option plans with respect to options that have not been granted.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL SUFFER.

            Our success is dependent upon our proprietary technology. Currently, the IPStor  software suite is the core of our  proprietary  technology.  We have eighteen pending patent applications and multiple pending trademark applications related to our IPStor product. We cannot predict whether we will receive patents for our pending or future  patent  applications,  and any patents that we own or that  are  issued  to us may be  invalidated,  circumvented  or  challenged.  In addition,  the laws of certain  countries in which we sell and  manufacture  our products,  including various countries in Asia, may not protect our products and intellectual  property  rights  to the same  extent  as the  laws of the  United
States.

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Consolidated Financial Statements                              Page

       Independent Auditors' Report...........................................31

       Consolidated Balance Sheets as of December 31, 2003 and 2002...........32

       Consolidated Statements of Operations for the years ended
           December 31, 2003, 2002 and 2001...................................33

       Consolidated Statements of Stockholders' Equity and
           Comprehensive Loss for the years ended
           December 31, 2003, 2002 and 2001...................................34

       Consolidated Statements of Cash Flows for the years ended
           December 31, 2003, 2002 and 2001...................................35

       Notes to Consolidated Financial Statements.............................37

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
FalconStor Software, Inc.:

            We have  audited the  accompanying  consolidated  balance  sheets of
FalconStor Software, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related  consolidated  statements of  operations,  stockholders'  equity and comprehensive  loss,  and cash  flows  for each of the  years in the  three-year period ended December 31, 2003. These consolidated  financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion,  the consolidated  financial  statements referred to above  present  fairly,  in all material  respects,  the  financial  position of
FalconStor Software, Inc. and subsidiaries as of December 31, 2003 and 2002, and the  results of their  operations  and their cash flows for each of the years in the  three-year  period ended December 31, 2003, in conformity  with  accounting principles generally accepted in the United States of America.

                                                 /s/ KPMG LLP

Melville, New York
February 4, 2004

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                       2003              2002
                                                                                       ----              ----
                                                   Assets
Current assets:
   Cash and cash equivalents ................................................     $  8,486,144      $ 14,191,075
   Marketable securities ....................................................       28,199,242        36,910,448
   Accounts receivable, net of allowances of $1,837,934 and
     $813,645, respectively..................................................        7,109,922         4,285,892
   Prepaid expenses and other current assets ................................        1,273,125         1,167,174
                                                                                  ------------      ------------
            Total current assets ............................................       45,068,433        56,554,589

Property and equipment, net .................................................        3,861,069         2,068,001
Goodwill ....................................................................        3,366,642         3,301,599
Other intangible assets, net ................................................          396,940           309,491
Other assets ................................................................        3,799,949         2,476,306
                                                                                  ------------      ------------
            Total assets ....................................................     $ 56,493,033      $ 64,709,986
                                                                                  ============      ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................................     $    562,305      $    437,088
   Accrued expenses .........................................................        2,777,391         1,987,651
   Deferred revenue .........................................................        2,597,788         2,182,729
   Liabilities of discontinued operations ...................................             --           4,201,465
                                                                                  ------------      ------------
            Total current liabilities .......................................        5,937,484         8,808,933
                                                                                  ------------      ------------

 Commitments

 Stockholders' equity:
   Convertible preferred stock - $.001 par value, 2,000,000 shares authorized             --                --
    Common stock - $.001 par value, 100,000,000 shares authorized,
       46,745,330 and 45,527,590 shares issued, respectively ................           46,745            45,528
   Additional paid-in capital ...............................................       83,277,981        81,423,661
   Deferred compensation ....................................................           (7,969)         (471,445)
   Accumulated deficit ......................................................      (31,063,589)      (23,694,634)
   Common stock held in treasury, at cost (235,000 shares) ..................       (1,435,130)       (1,435,130)
   Accumulated other comprehensive (loss) income ............................         (262,489)           33,073
                                                                                  ------------      ------------

            Total stockholders' equity ......................................       50,555,549        55,901,053
                                                                                  ------------      ------------
            Total liabilities and stockholders' equity ......................     $ 56,493,033      $ 64,709,986
                                                                                  ============      ============
           See accompanying notes to consolidated financial statements

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Years Ended December 31,
                                                                    2003               2002              2001
                                                                 ------------------------------------------------

Revenues:
   Software license revenue ................................     $ 12,250,616      $  8,666,583      $  4,713,909
   Maintenance revenue .....................................        2,473,504         1,297,146            16,720
   Software services and other revenue .....................        2,220,015           665,163           861,100
                                                                 ------------      ------------      ------------
                                                                   16,944,135        10,628,892         5,591,729
                                                                 ------------      ------------      ------------
Operating expenses:
   Amortization of purchased and capitalized software               1,394,301           899,024           272,532
   Cost of maintenance, software services and other revenue         2,580,141         1,309,139           897,145
   Software development costs ..............................        7,067,605         6,280,936         5,004,953
   Selling and marketing ...................................       10,966,548         9,856,496         8,084,588
   General and administrative ..............................        2,878,192         2,591,430         2,731,551
   Lease abandonment charge ................................          550,162              --                --
   Impairment of prepaid royalty ...........................             --             482,715              --
                                                                 ------------      ------------      ------------
                                                                   25,436,949        21,419,740        16,990,769
                                                                 ------------      ------------      ------------
           Operating loss ..................................       (8,492,814)      (10,790,848)      (11,399,040)
                                                                 ------------      ------------      ------------

Interest and other income ..................................        1,121,391         1,585,351         1,364,780
Impairment of long-lived assets ............................           35,000        (2,300,062)             --
                                                                 ------------      ------------      ------------
         Loss before income taxes ..........................       (7,336,423)      (11,505,559)      (10,034,260)

 Provision for income taxes ................................           32,532            37,606            21,490
                                                                 ------------      ------------      ------------
         Net loss ..........................................     $ (7,368,955)     $(11,543,165)     $(10,055,750)
                                                                 ------------      ------------      ------------
Beneficial conversion feature attributable
   to convertible preferred stock ..........................             --                --           3,896,287
                                                                 ------------      ------------      ------------
 Net loss attributable to common
   shareholders ............................................     $ (7,368,955)     $(11,543,165)     $(13,952,037)
                                                                 ============      ============      ============
 Basic and diluted net loss per share attributable to
   common shareholders .....................................     $      (0.16)     $      (0.26)     $      (0.40)
                                                                 ============      ============      ============
 Basic and diluted weighted average common shares
   outstanding .............................................       45,967,830        45,232,595        35,264,277
                                                                 ============      ============      ============

See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                                                                                       Accumulated
                                                                                                          other
                                                                                                         compre-
                           Convertible              Additional    Deferred                               hensive
                           preferred     Common      paid-in      compen-     Accumulated   Treasury      income
                             stock       stock       capital       sation       deficit       stock       (loss)
                           ----------- -----------  -----------  -----------  ------------ ------------ -----------

Balance, December 31, 2000    $ 7,900    $ 10,900  $ 10,625,252  $ (469,351)  $ (2,095,719) $     -     $ (22,005)

Issuance of 3,193,678
    shares of Series C
    preferred stock             3,194                 7,929,141           -              -        -             -

Issuance of stock options and
    common stock to
    non-employees                   -           -       450,802           -              -        -             -

Exercise of stock options           -         593       254,273           -              -        -             -

Deferred compensation               -           -     1,028,640  (1,028,640)             -        -             -

Amortization of deferred
    compensation                    -           -            -      471,317              -        -             -

Net loss                            -           -            -            -    (10,055,750)       -             -

Conversion of preferred stock
    into common stock         (11,094)     20,207       (9,113)           -              -        -             -

Issuance of common stock in
    connection with NPI merger      -      13,349   57,713,001            -              -        -             -

Acquisition of treasury stock       -           -            -            -              -   (1,220,730)

Net unrealized gain on
    marketable securities           -           -            -            -              -        -         4,533

Foreign currency translation
    adjustment                      -           -            -            -              -        -       (59,128)
                           -----------------------------------------------------------------------------------------

Balance, December 31, 2001        $ -    $ 45,049  $77,991,996  $(1,026,674)  $(12,151,469)$ (1,220,730) $ (76,600)

Issuance of stock options to
    non-employees                   -           -       32,890            -              -            -          -

Compensation expense for
    accelerated
    vesting of stock options        -           -      231,415            -              -            -          -

Exercise of stock options           -         479    1,112,970            -              -            -          -

Amortization of deferred
    compensation and
    option forfeitures              -           -      (95,610)     555,229              -            -          -

Net loss                            -           -            -            -   (11,543,165)           -          -

Acquisition of treasury stock       -           -            -            -             -     (214,400)          -

Adjustment to the fair
    value of the net tangible
    assets acquired
    in the NPI merger               -           -    2,150,000            -             -            -           -

Net unrealized gain on
    marketable securities           -           -            -            -             -            -      90,904

Foreign currency translation
    adjustment                      -           -            -            -             -            -      18,769
                           ----------- -----------  -----------  -----------  ------------ ------------ -----------
Balance, December 31, 2002 $        -    $ 45,528   $81,423,661  $ (471,445)  $ (23,694,634) $ (1,435,130)  $ 33,073

Issuance of stock options to
    non-employees                   -           -        86,875           -             -            -           -

Exercise of stock options           -       1,217       850,600           -             -            -           -

Amortization of deferred
    compensation                    -           -             -     463,476             -            -           -

Net loss                            -           -             -           -    (7,368,955)           -           -

Adjustment to the fair value of the
    net tangible assets acquired
    in the NPI merger               -           -       916,845           -             -            -           -

Net unrealized loss on
    marketable securities           -           -            -            -             -            -    (214,394)

Foreign currency translation
    adjustment                      -           -            -            -             -            -     (81,168)
                           ---------------------------------------------------------------------------- -----------
Balance, December 31, 2003 $        -    $ 46,745  $83,277,981     $ (7,969) $(31,063,589) $(1,435,130)$ (262,489)
                           =========================================================================================

                                             Total       Compre-
                                          stockholders'  hensive
                                            equity         loss
                                          ------------ ------------

Balance, December 31, 2000                  $ 8,056,977

Issuance of 3,193,678
    shares of Series C
    preferred stock                        7,932,335             -

Issuance of stock options and
    common stock to
    non-employees                            450,802             -

Exercise of stock options                    254,866             -

Deferred compensation                              -             -

Amortization of deferred
    compensation                             471,317             -

Net loss                                 (10,055,750)  (10,055,750)

Conversion of preferred stock
    into common stock                              -             -

Issuance of common stock in
    connection with NPI merger            57,726,350             -

Acquisition of treasury stock             (1,220,730)            -

Net unrealized gain on
    marketable securities                      4,533         4,533

Foreign currency translation
    adjustment                               (59,128)      (59,128)
                                           -------------------------

Balance, December 31, 2001                $63,561,572  $(10,110,345)
                                                        ============

Issuance of stock options to
    non-employees                              32,890             -

Compensation expense for
    accelerated
    vesting of stock options                  231,415             -

Exercise of stock options                   1,113,449             -

Amortization of deferred
    compensation and
    option forfeitures                        459,619             -

Net loss                                  (11,543,165)  (11,543,165)

Acquisition of treasury stock                (214,400)            -

Adjustment to the fair
    value of the net tangible
    assets acquired
    in the NPI merger                       2,150,000             -

Net unrealized gain on
    marketable securities                      90,904        90,904

Foreign currency translation
    adjustment                                 18,769        18,769
                                          ------------ -------------
Balance, December 31, 2002                $55,901,053  $ (11,433,492)
                                                       =============

Issuance of stock options to
    non-employees                              86,875             -

Exercise of stock options                     851,817             -

Amortization of deferred
    compensation                              463,476             -

Net loss                                   (7,368,955)    (7,368,955)

Adjustment to the fair value of the
    net tangible assets acquired
    in the NPI merger                         916,845             -

Net unrealized loss on
    marketable securities                    (214,394)     (214,394)

Foreign currency translation
    adjustment                                (81,168)      (81,168)
                                         ---------------------------
Balance, December 31, 2003               $ 50,555,549  $ (7,664,517)
                                         ===========================

See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years Ended December 31,
                                                                                  2003             2002                  2001
                                                                          -----------------------------------------------------

Cash flows from operating activities:
   Net loss .............................................................     $ (7,368,955)     $(11,543,165)     $(10,055,750)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization ..................................        2,759,030         1,747,380           617,277
         Non-cash professional services expenses ........................           86,875            32,890           450,802
         Equity-based compensation expense ..............................          463,476           691,034           471,317
         Impairment of long-lived and other assets ......................             --           2,782,777              --
      Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable, net .......................................       (2,824,030)       (1,728,305)       (2,524,173)
         Prepaid expenses and other current assets ......................         (137,115)         (571,635)       (1,029,022)
         Other assets ...................................................         (227,711)           (9,119)             --
         Accounts payable ...............................................          125,217          (121,685)          407,633
         Accrued expenses ...............................................          474,697            55,868         1,321,774
         Deferred revenue ...............................................          415,059         1,175,735           224,912
                                                                              ------------       -----------       ----------
            Net cash used in operating activities .......................       (6,233,457)       (7,488,225)      (10,115,230)
                                                                              ------------       -----------       -----------
Cash flows from investing activities:
   Purchase of marketable securities ....................................       (8,537,284)      (39,507,257)       (9,312,973)
   Sale of marketable securities ........................................       17,034,096        28,843,893         1,868,430
   Purchase of investment ...............................................         (137,710)          (75,000)       (2,300,062)
   Purchase of property and equipment ...................................       (2,998,908)       (1,272,104)       (1,340,583)
   Purchase of software licenses ........................................       (1,821,000)         (800,000)       (2,240,000)
   Purchase of intangible assets ........................................         (246,697)         (145,534)             --
   Net cash acquired from acquisition of NPI ............................             --                --          48,208,649
   Net cash paid for acquisition of IP Metrics ..........................             --          (2,381,726)             --
   Net cash paid for acquisition of FarmStor ............................             --            (169,640)             --
   Security deposits ....................................................         (500,000)          (35,802)         (210,166)
                                                                              ------------       -----------       -----------
      Net cash provided by (used in) investing activities ...............        2,792,497       (15,543,170)       34,673,295

Cash flows from financing activities:
   Net proceeds from issuance of preferred stock ........................             --                --           7,932,335
   Proceeds from exercise of stock options ..............................          851,817         1,113,449           254,866
   Payments to acquire treasury stock ...................................             --            (214,400)       (1,220,730)
                                                                              ------------       -----------       -----------
      Net cash provided by financing activities .........................          851,817           899,049         6,966,471
                                                                              ------------       -----------       -----------

Cash flows from discontinued operations:
      Payments of liabilities of discontinued operations                        (3,034,620)       (2,066,285)         (821,653)
                                                                              ------------       -----------       -----------

Effect of exchange rate changes .........................................          (81,168)           18,769           (59,128)
                                                                              ------------       -----------       -----------
 Net (decrease) increase in cash and cash equivalents
                                                                                (5,704,931)      (24,179,862)       30,643,755

Cash and cash equivalents, beginning of year ............................       14,191,075        38,370,937         7,727,182
                                                                              ------------       -----------       -----------
 Cash and cash equivalents, end of year .................................     $  8,486,144      $ 14,191,075      $ 38,370,937
                                                                              ============       ===========       ===========
       In connection with the merger with NPI (note 2) additional paid-in capital increased as follows:

     Cash acquired ......................................................             --                --          57,091,647
     Marketable securities acquired .....................................             --                --          18,707,104
     Merger related costs ...............................................             --                --          (8,882,998)
     Fair value of property and equipment acquired ......................             --                --              50,000
     Fair value of accounts receivable acquired .........................             --                --              92,000
     Liabilities of discontinued operations assumed .....................          916,845         2,150,000        (9,331,403)
     Par value of common stock issued ...................................             --                --             (13,349)
                                                                              ------------       -----------       -----------
     Increase in additional paid-in capital .............................     $    916,845      $  2,150,000      $ 57,713,001
                                                                              ------------       -----------       -----------
  Cash paid for income taxes ............................................     $     37,289      $     34,082      $         --
                                                                              ============       ===========       ===========

The Company did not pay any interest  expense for the three years ended December
31, 2003.

           See accompanying notes to consolidated financial statements

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

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

(c) CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company considers all highly liquid investments with a maturity of three months  or  less  when  purchased  to be  cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$8.2  million  and $13.6  million at December  31, 2003 and 2002,  respectively.
Marketable  securities  at December 31, 2003 and 2002  amounted to $28.2 million and $36.9 million, respectively, and consisted of corporate bonds and government securities,  which  are  classified  as  available  for sale,  and  accordingly, unrealized  gains  and  losses  on  marketable  securities  are  reflected  as a component of stockholders' equity.

(d)  REVENUE RECOGNITION

    The Company  recognizes  revenue from software  licenses in accordance  with
Statement of Position ("SOP") 97-2, Software Revenue  Recognition.  Accordingly,
revenue for  software  licenses is  recognized  when  persuasive  evidence of an arrangement exists, the fee is fixed and determinable, the software is delivered and  collection  of  the  resulting  receivable  is  deemed  probable.  Software delivered to a customer on a trial basis is not  recognized  as revenue  until a permanent key is delivered to the customer.  When a customer  licenses  software together with the purchase of  maintenance,  the Company  allocates a portion of the fee to maintenance for its fair value based on the  contractual  maintenance renewal rate.  Software  maintenance fees are deferred and recognized as revenue ratably over the term of the contract.  The cost of providing  technical support is included in cost of revenues.

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

    For the years ended  December  31, 2003 and 2002,  the Company had a limited number of transactions in which it purchased  hardware and bundled this hardware with the Company's software and sold the bundled solution to its customer. Since the software is not essential for the functionality of the equipment included in the Company's bundled  solutions,  and both the hardware and software have stand alone value to the customer,  a portion of the contractual fees is recognized as revenue when the software or hardware is  delivered  based on the relative  fair value of the delivered element(s).

(e)  PROPERTY AND EQUIPMENT

    Property and  equipment  are recorded at cost.  Depreciation  is  recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years).

(f) GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and  identifiable  intangible  assets acquired in business combinations.  Consistent  with  Statement  of  Financial  Accounting  Standards
("SFAS")  142,  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS,  the  Company  has not
amortized  goodwill  related to its  acquisitions,  but has  instead  tested the balance for impairment.  The Company's annual impairment assessment is performed on  December  31st of each  year,  and  additionally  if  events or  changes  in circumstances  indicate  that it is more  likely  than  not  that  the  asset is impaired.  Identifiable intangible assets are amortized over a three-year period using the straight-line  method.  Amortization  expense was $159,248 and $52,893 for 2003 and 2002,  respectively.  The gross  carrying  amount  and  accumulated amortization of other intangible assets as of December 31, 2003 and December 31,
2002 are as follows:

                                                                 December 31,       December 31,

                                                                    2003                 2002
                                                                 ----------         -----------
          Customer relationships and purchased technology:

          Gross carrying amount                                  $  216,850         $   216,850
          Accumulated amortization                                 (108,425)            (36,142)
                                                                 ----------         -----------
            Net carrying amount                                  $  108,425         $   180,708
                                                                 ==========         ===========

          Patents and trademarks:

          Gross carrying amount                                  $  392,231         $   145,534
          Accumulated amortization                                 (103,716)            (16,751)
                                                                 ----------         -----------
            Net carrying amount                                  $  288,515         $   128,783
                                                                 ==========         ===========

As  of  December  31,  2003,   amortization  expense  on  existing  identifiable
intangible assets,  purchased software technology and software development costs will be  $1,582,352,  $900,675,  and $303,626  for the years ended  December 31,
2004,  2005 and 2006,  respectively.  Such  assets  will be fully  amortized  at
December 31, 2006.

(g)  SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

         Costs  associated  with the  development  of new software  products and enhancements  to existing  software  products  are  expensed  as incurred  until technological  feasibility  of the  product has been  established.  Based on the
Company's product development process,  technological feasibility is established upon completion of a working model.  The Company did not capitalize any software development costs until its initial product reached technological feasibility at the end of March 2001. Until such product was released,  the Company capitalized
$94,570 of software development costs, of which $31,523, $31,524 and $23,643 was amortized for the years ended  December 31, 2003,  2002 and 2001,  respectively.
Amortization  of  software  development  costs is  recorded  at the  greater  of straight  line over three  years or the ratio of current  revenue of the related products to total current and anticipated future revenue of these products.

         Purchased  software  technology of $2,381,833  and  $1,923,611,  net of accumulated  amortization  of $2,479,167  and  $1,116,389,  is included in other assets in the balance  sheets as of December  31, 2003 and  December  31,  2002, respectively.  Amortization expense was $1,362,778, $867,499 and 248,889 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

(j)   ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company  applies the  intrinsic-value  based  method of  accounting prescribed by Accounting  Principles Board (APB) Opinion No. 25,  Accounting for
Stock  Issued  to  Employees,   and  related   interpretations   including  FASB
Interpretation  No. 44,  Accounting  for Certain  Transactions  involving  Stock
Compensation,  an  interpretation  of APB  Opinion  No.  25 to  account  for its fixed-plan stock options.  Under this method,  compensation  expense is recorded only if on the date of grant the current  market price of the  underlying  stock
exceeded  the  exercise  price.   SFAS  No.  123,   Accounting  for  Stock-Based
Compensation,   established  accounting  and  disclosure  requirements  using  a fair-value-based  method of accounting  for  stock-based  employee  compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based  method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

         Had the Company determined stock-based compensation cost based upon the fair value  method  under SFAS No.  123,  the  Company's  pro forma net loss and diluted  net loss per share would have been  adjusted  to the pro forma  amounts indicated below:

                                                                  2003            2002                2001
                                                             ------------      ------------      ------------

Net loss attributable to common shareholders-as reported     $ (7,368,955)     $(11,543,165)     $(13,952,037)

Add stock-based employee compensation expense included
      in reported net income, net of tax                          463,476           691,034           471,317

Deduct total stock-based employee compensation expense
      determined under fair-value-based method for all
      awards, net of tax                                      (10,480,088)       (5,830,622)       (3,394,894)
                                                             ------------      ------------      ------------

Net loss - pro forma                                         $(17,385,567)     $(16,682,753)     $(16,875,614)
                                                             ============      ============      ============

Basic net loss per common share-as reported                  $      (0.16)     $      (0.26)     $      (0.40)

Basic net loss per common share-pro forma                    $      (0.38)     $      (0.37)     $      (0.48)

The per share weighted  average fair value of stock options granted during 2003,
2002 and 2001 was  $5.60,  $2.29 and $4.08,  respectively,  on the date of grant using  the  Black-Scholes  option-pricing  method  with the  following  weighted average  assumptions:  2003 - expected  dividend yield of 0%, risk free interest rate of 3%, expected stock  volatility  ranging from 68% to 153% and an expected option life of five years for options  granted to employees of the Company,  and an option life of ten years for options granted to non-employees;

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

(k)   FINANCIAL INSTRUMENTS

         As of  December  31,  2003 and 2002,  the fair  value of the  Company's financial instruments including cash and cash equivalents,  accounts receivable, accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

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

(m)  EARNINGS PER SHARE (EPS)

         Basic EPS is computed based on the weighted average number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to net  losses for the  periods  presented,  all common  stock equivalents  were excluded  from diluted net loss per share.  As of December 31,
2003,  2002 and 2001,  potentially  dilutive common stock  equivalents  included
9,860,425,  9,387,579 and 7,274,717 stock options outstanding,  respectively. As of December  31,  2003,  potentially  dilutive  common  stock  equivalents  also included 750,000 warrants outstanding.

(n)  COMPREHENSIVE INCOME (LOSS)

         Comprehensive  loss includes the Company's net loss,  foreign  currency translation adjustments and unrealized (losses) gains on marketable securities.

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

(p)   NEW ACCOUNTING PRONOUNCEMENTS

         In April  2003,  the  Financial  Accounting  Standards  Board  ("FASB")
determined that stock-based  compensation  should be recognized as a cost in the financial  statements and that such cost be measured according to the fair value of the stock options.  The FASB has not as yet determined  the  methodology  for calculating  fair  value and plans to issue an  accounting  standard  that would become effective in 2005. The Company will continue to monitor communications on this subject from the FASB to determine the impact on the Company's consolidated financial statements.

         In July 2003, the EITF reached a consensus on Issue 03-5, Applicability of AICPA SOP 97-2 to Non-Software  Deliverables.  The consensus was reached that
SOP 97-2 is applicable to  non-software  deliverables if they are included in an arrangement  that  contains  software  that  is  essential  to the  non-software deliverables'  functionality.  The adoption of Issue 03-5  effective  October 1,
2003 did not have a  material  impact on the  Company's  consolidated  financial statements.

(q)  RECLASSIFICATIONS

         Certain  reclassifications  have been made to prior years' consolidated financial statements to conform to the current year's presentation.

(2)  ACQUISITIONS

         On July 3, 2002,  FalconStor  AC,  Inc.,  a newly  formed  wholly-owned subsidiary  of the  Company,  acquired  all of the  common  stock of IP  Metrics
Software,  Inc. ("IP Metrics"),  a provider of intelligent trunking software for mission-critical  networks,  for $2,432,419 in cash plus payments  contingent on the level of revenues  from IP Metrics'  products  and  services for a period of twenty-four  months. The acquisition was accounted for under the purchase method and the results of IP Metrics are  included  with those of the Company  from the date of  acquisition.  As of December  31,  2003,  the Company  made  contingent acquisition  payments  totaling  $287,130  related  to the  sale of IP  Metrics'
products and services and accrued an  additional  $67,855 of incurred but unpaid contingent consideration. Contingent consideration incurred through December 31,
2003 in excess of the amount accrued at the time of acquisition, of $65,043, was added to goodwill in 2003.

         The fair value of the net tangible  liabilities  of IP Metrics  assumed was $898,305, including $289,942 of accrued contingent consideration recorded at the time of  acquisition.  The  Company  purchased  certain  intangible  assets, including customer  relationships and purchased  technology with a fair value of
$216,850.  These intangible  assets are being amortized under the  straight-line method over an estimated useful life of 3 years, the expected period of benefit.
The  purchase  price  in  excess  of the  fair  value  of the net  tangible  and intangible  assets acquired and liabilities  assumed by the Company  amounted to
$3,178,917 and has been recorded as goodwill.

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

         The following  unaudited pro forma consolidated  financial  information gives effect to the above described  acquisitions of IP Metrics and FarmStor, as if they had  occurred  at the  beginning  of the  period  by  consolidating  the continuing results of operations of the Company, IP Metrics and FarmStor for the year ended December 31, 2002.

                                                                Year Ended
                                                               December 31,
                                                                   2002
                                                          ------------------

         Revenues                                         $     11,089,570
         Net Loss from continuing operations                   (11,972,835)
         Basic and diluted net loss from continuing
            operations per share                          $          (0.26)
         Weighted average basic and diluted shares
            outstanding                                         45,232,595

         The pro forma  information is provided for  illustrative  purposes only and does not represent what the actual consolidated  results of operations would have been had the merger occurred on the dates assumed, nor are they necessarily indicative of future results of operations.

         On August 22,  2001,  pursuant to an  Agreement  and Plan of Merger and
Reorganization (the "Merger Agreement"), FalconStor, Inc. ("FalconStor"), merged with Network  Peripherals, Inc. ("NPI"), with NPI as the surviving  corporation.
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

(3)   PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                   December 31,    December 31,
                                       2003            2002      Useful Lives
                                 ---------------------------------------------

Computer hardware and software     $ 5,607,838      $ 2,913,989      3 years

Furniture and equipment                473,774          276,179      5-7 years

Leasehold improvements                 231,578          124,115
                                   -----------      -----------
                                     6,313,190        3,314,283

Less accumulated depreciation       (2,452,121)      (1,246,282)
                                   -----------      -----------
                                   $ 3,861,069      $ 2,068,001
                                   ===========      ===========

         Depreciation  expense was $1,205,839,  $826,989,  and $368,388 in 2003,
2002, and 2001, respectively.

(4)      MARKETABLE SECURITIES

         The Company accounts for its short-term  investments in accordance with
SFAS 115,  Accounting  for  Certain  Investments  in Debt and Equity  Securities
("SFAS 115"). SFAS 115 establishes the accounting and reporting requirements for all debt securities and for investments in equity securities that have a readily determinable  fair market value.  All short-term  marketable  securities must be classified  as one of the  following:  held-to-maturity,  available-for-sale  or
trading   securities.   The   Company's   short-term   investments   consist  of
available-for-sale  securities, which are carried at fair value, with unrealized gains and losses  reported  as a separate  component  of  stockholders'  equity.
Unrealized  gains  and  losses  are  computed  on  the  basis  of  the  specific identification  method.  Realized  gains,  realized losses and declines in value judged to be  other-than-temporary,  are included in other  income.  The cost of available-for-sale  securities  sold are  based on the  specific  identification method and interest earned is included in interest and other income.

         The cost and fair values of the Company's  marketable  securities as of
December 31, 2003 and 2002 are as follows:

                                                  Aggregate            Cost         Unrealized      Unrealized
                                                  Fair Value           Basis           Gains           Losses
                                                  ----------           -----           -----           ------

         Available-for-sales securities:

         December 31, 2003                      $  28,199,242     $ 28,318,199     $         -      $ (118,957)

         December 31, 2002                      $  36,910,448     $ 36,815,011     $    95,437      $        -

         Marketable  securities  at  December  31,  2003  and  2002  consist  of corporate bonds and government securities.

(5)     ACCRUED EXPENSES

        Accrued expenses are comprised of the following:

                                                           December 31,   December 31,
                                                               2003           2002
                                                          -----------------------------

        Accrued compensation                               $  697,839       $  826,721

        Accrued consulting and professional fees              302,425          327,416

        Accrued marketing and promotion                        50,000          170,282

        Other accrued expenses                                965,774          441,654

        Accrued IP Metrics contingent purchase price           67,855          221,578

        Accrued hardware purchases                            253,682                -

        Accrued and deferred rent                             439,816                -
                                                           ----------       ----------
                                                           $2,777,391       $1,987,651
                                                           ==========       ==========

(6)      INCOME TAXES

         The provision  for income taxes for the years ended  December 31, 2003,
2002 and 2001 are comprised  solely of foreign income taxes.  The tax effects of temporary  differences  that  give rise to the  Company's  deferred  tax  assets
(liabilities) as of December 31, 2003 and 2002 are as follows:

                                                          2003                2002
                                                          ----                ----

U.S. net operating loss carryforwards (FalconStor)     $ 12,525,600      $  8,285,700
U.S. net operating loss carryforwards (NPI)              31,756,000        31,756,000
Start-up costs not currently deductible for taxes           714,300         1,014,200
Depreciation                                               (584,500)          (47,200)
Compensation                                                367,900           412,800
Tax credit carryforwards                                  1,067,100           704,900
Liabilities of discontinued operations                         --           2,667,400
Deferred revenue                                            957,700           783,300
Capital loss carryforward                                   951,300              --
Lease abandonment charge                                    231,100              --
Impairment of investment                                       --             966,000
Allowance for receivables                                   771,900           341,700
Other                                                       103,600           (44,900)
                                                       ------------      ------------
                                                         48,862,000        46,839,900
     Valuation allowance                                (48,862,000)      (46,839,900)
                                                       ------------      ------------
                                                       $         --      $         --
                                                       ============      ============

         The  difference  between the provision for income taxes computed at the
Federal  statutory rate and the reported  amount of tax expense  attributable to loss before income taxes for the years ended  December 31, 2003,  2002 and 2001, are as follows:

                                                                           2003            2002              2001
                                                                      ------------     -----------      -----------
           Tax recovery at Federal statutory rate                     $ (2,494,400)    $(3,911,900)     $(3,411,700)
           Increase (reduction) in income taxes resulting from:
           State and local taxes, net of Federal income tax benefit       (318,000)       (788,400)        (819,400)
           Non-deductible expenses                                          41,900          41,400           34,600
           Compensation                                                    157,600         389,800               --
           Foreign tax credit                                              (90,000)       (125,800)         (21,490)
           Net effect of foreign operations                                   (900)         75,700             (610)
           Research and development credit                                (272,200)       (233,500)        (345,600)
           Increase in valuation allowance                               3,008,600       4,590,300        4,585,690
                                                                      ------------     -----------      -----------
                                                                      $     32,600     $    37,600      $    21,490
                                                                      ============     ===========      ===========

         Income (loss) before provision for income taxes for the years ended December 31, 2003, 2002 and 2001 are as follows:

                                       44

                                       2003               2002              2001
                                  ------------      ------------      ------------

        Domestic loss             $ (7,434,000)     $(11,393,000)     $(10,099,000)

        Foreign income (loss)           98,000          (113,000)           65,000
                                  ------------      ------------      ------------
                                  $ (7,336,000)     $(11,506,000)     $(10,034,000)
                                  ============      ============      ============

         As of  December  31,  2003,  the Company has U.S.  net  operating  loss carryforwards of approximately  $29,823,000 which expire from 2020 through 2023.
In  addition,  as of the date of the merger,  NPI had U.S.  net  operating  loss carryforwards of $93,400,000 that start to expire in December, 2012. At December
31, 2003 and 2002, the Company has established a valuation allowance against its net deferred tax assets due to the  Company's  pre-tax  losses and the resulting likelihood that the deferred tax asset is not  realizable.  Due to the Company's various  equity  transactions,  which  resulted  in a  change  of  control,  the utilization of certain tax loss  carryforwards is subject to annual  limitations imposed by Internal  Revenue Code Section 382. NPI  experienced  such  ownership change as a result of the merger.  As such, the Company's ability to use its NOL carryforwards  to offset  taxable  income  in the  future  may be  significantly limited.  If the entire  deferred tax asset were realized,  $4,524,000  would be allocated to paid-in-capital  with the remainder reducing income tax expense. Of the amount allocable to paid-in-capital, $2,593,000 related to the tax effect of the deductions that will result from payments of the liabilities of discontinued
operations  and  the  balance  of  $1,931,000  related  to  the  tax  effect  of compensation deductions from exercises of employee and consultant stock options.

(7)      STOCKHOLDERS' EQUITY

         In November  2000,  in  connection  with a  consulting  agreement,  the
Company,  in addition to agreeing to pay a monthly  consulting  fee, sold 72,185 shares of restricted common stock to a consultant for $25,000 ($0.35 per share).
The consultant's rights vested for 23,821 shares on each of November 1, 2001 and
2002 and the remaining 24,543 shares vested on November 1, 2003. As of March 31,
2001, the services  related to this consulting  agreement were fully  performed.
The  excess of the fair value of the common  stock  over $0.35 of  $122,000  and
$32,000 in 2001 and 2000,  respectively,  was recorded as cumulative  consulting expense in each period up until the services were fully performed.

         In March 2000,  the  Company  issued  3,000,000  shares of its Series A convertible  preferred  stock  ("Series A").  While  outstanding,  each share of
Series A was  convertible,  at the  option of the  holder,  into five  shares of common stock. The Series A was not redeemable at the option of the holder.

         In September 2000, the Company issued  4,900,000 shares of its Series B convertible preferred stock ("Series B"). While outstanding each share of Series
B was convertible, at the option of the holder, into two shares of common stock.
The Series B was not redeemable at the option of the holder.

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

         In September,  2003, the Company entered into a worldwide OEM agreement with a major technology  company (the "OEM"),  and issued warrants to the OEM to purchase  750,000 shares of the Company's common stock with an exercise price of
$6.18 per share.  A portion of the warrants  will vest  annually  subject to the
OEM's  achievement of pre-defined and mutually agreed upon sales objectives over a three-year period. If the OEM generates  cumulative revenues to the Company in the mid-eight figure dollar range from reselling the Company's products then all the warrants  granted will vest. Any warrants that do not vest by the end of the three-year  period will expire. If and when it is probable that all or a portion of the warrants  will vest,  the then fair value of the warrants  earned will be recorded as a reduction of revenue. Subsequently,  each quarter the Company will apply variable accounting to adjust such amount to reflect the fair value of the warrants  until they vest. The Company  expects to begin deriving  revenues from sales by the OEM in 2004.

(8)     STOCK OPTION PLANS

         As of May 1, 2000, the Company  adopted the FalconStor  Software,  Inc.
2000 Stock Option Plan (the "Plan").  The Plan is  administered  by the Board of
Directors and, as amended, provides for the issuance of up to 12,662,296 options to employees,  consultants and non-employee directors.  Options may be incentive
("ISO") or non-qualified. Exercise prices of ISOs granted must be at least equal to the fair value of the common  stock on the date of grant,  and have terms not greater than ten years,  except those to an employee who owns stock with greater than 10% of the voting  power of all classes of stock of the  Company,  in which case  they  must have an  option  price at least  110% of the fair  value of the stock, and expire no later than five years from the date of grant.

         Certain of the options  granted to employees  had exercise  prices less than the fair value of the common stock on the date of grant,  which resulted in deferred compensation of $1,028,640 and $496,960 in 2001 and 2000, respectively.
The  amortization of deferred  compensation  amounted to $463,476,  $459,619 and
$471,317 in 2003, 2002 and 2001, respectively.

         The Company granted options to purchase an aggregate of 5,000,  50,000, and  25,546  shares of  common  stock to  certain  non-employee  consultants  in exchange for professional services during 2003, 2002 and 2001, respectively. The aggregate fair value of these options as determined  using the fair value method under  SFAS No.  123,  is being  expensed  over the  periods  the  services  are provided.  The related  expense  amounted to $86,875,  $32,890,  and $328,802 in
2003, 2002 and 2001, respectively.

         In February 2002, the Company  accelerated the vesting of stock options of one employee  upon his death.  Compensation  costs of $231,415  were recorded based on the intrinsic value of the options on the date of acceleration.

         As of December  31,  2003,  there were  outstanding  vested  options to purchase  186,667  common shares under one of the former NPI stock option plans.
The Company does not intend to grant any additional  options under the NPI plans except for the 1994 Outside  Directors Stock Option Plan which, as amended,  has
500,000 shares  authorized  for issuance upon the exercise of options,  of which options to purchase 260,000 shares were outstanding as of December 31, 2003.

         Stock option activity for the periods indicated is as follows:

                                                                            Weighted
                                                                             average
                                                           Number of        exercise
                                                            Options           price
                                                            -------           -----

     Outstanding at December 31, 2000 ...............      4,735,027      $    0.35
     Granted ........................................      2,591,451      $    5.37
     Assumed in connection with  NPI acquisition ....      1,717,040      $   10.78
     Exercised ......................................       (593,297)     $    0.43
     Canceled .......................................     (1,175,504)     $    8.46
                                                          ----------
     Outstanding at December 31, 2001 ...............      7,274,717      $    3.28
     Granted ........................................      3,088,500      $    4.60
     Exercised ......................................       (478,038)     $    2.32
     Canceled .......................................       (497,600)     $    7.53
                                                          ----------
     Outstanding at December 31, 2002 ...............      9,387,579      $    3.55
                                                          ----------
     Granted ........................................      2,678,300      $    7.01
     Exercised ......................................     (1,224,833)     $     .70
     Canceled .......................................       (980,621)     $    9.19
                                                          ----------
     Outstanding at December 31, 2003 ...............      9,860,425      $    4.29
                                                          ==========
     Vested at December 31, 2001 ....................      2,177,265      $    4.49
                                                          ==========
     Vested at December 31, 2002 ....................      3,829,793      $    3.21
                                                          ==========
     Vested at December 31, 2003 ....................      4,950,046      $    2.47
                                                          ==========
     Options available for grant at December 31, 2003      1,410,855
                                                          ==========

During 2003,  one employee paid for the exercise  price of certain  options with
7,094 shares of common stock that were held greater than six months. Such shares which had a market value of $28,744 were retired.

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 2003:

                                        Options Outstanding                                    Options Exercisable
                       --------------------------------------------------------       -------------------------------------

                                         Weighted - Average      Weighted
      Range of             Number      Remaining Contractual  Average Exercise            Number        Weighted - Average
   Exercise Prices      Outstanding       Life (Years)            Price                Exercisable        Exercise Price
-------------------    ------------    ---------------------  ----------------         -----------      ------------------

  $0.00 - $1.10         3,059,065              6.50                $0.35                3,045,564             $0.35
  $3.29 - $4.38         1,450,130              8.90                $4.03                  444,559             $4.04
  $4.38 - $5.48         2,377,586              8.10                $5.13                  629,118             $4.91
  $5.48 - $6.57         1,136,564              7.90                $6.12                  563,786             $6.20
  $7.67 - $8.76         1,435,300              9.90                $8.46                    3,300             $7.98
  $8.76 - $9.86           200,923              7.50                $9.69                  129,147             $9.70
  $9.86 - $10.95          200,857              7.10               $10.95                  134,572            $10.95
                        ---------                                                       ---------
                        9,860,425              7.93                $4.29                4,950,046             $2.47
                        =========                                                       =========

 (9) LEASE ABANDONMENT CHARGE

         In November 2003, the Company  relocated its  headquarters  to a larger facility.  As a result of this  relocation,  the Company  vacated  its  previous office  space  and  recorded  a lease  abandonment  charge of  $550,162  for the estimated loss expected to be incurred on the remaining lease obligation through
July 2007. The charge included the remaining lease rental obligation  reduced by cash flows the Company  expects to generate  from an agreement to sub-lease  the facility,  as well as the write-off of leasehold  improvements  at the Company's previous facility.

(10)  IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

         In October 2001,  the Company  entered into an agreement with Network-1
Security Solutions, Inc. ("NSSI"), a publicly traded company, whereby $2,800,062 was paid to NSSI,  of  which  $2,300,062  was for the  purchase  of  convertible preferred  stock  accounted  for under the cost  method and  $500,000  was for a nonrefundable  prepaid royalty recoupable against future product sales of NSSI's product.  Primarily  due to the decline  since May,  2002 in the market value of
NSSI's common stock underlying the convertible  preferred stock to a value which was significantly below the Company's cost, the Company concluded the decline in the fair  value of its  investment  in NSSI's  preferred  stock  was other  than temporary.  Accordingly,  in 2002 the Company  recorded an impairment  charge of
$2,300,062 to write down its investment in NSSI to fair value. In addition,  due to the lack of market  acceptance of the NSSI product in its then current state, the  unrecouped  prepaid  royalty  was not  recoverable  and in 2002 the Company recorded an impairment charge of $482,715 to write off this prepaid royalty.  In
2003,  the Company sold all its NSSI  convertible  preferred  stock for $35,000, which was reflected as a reduction to the impairment  charge in the statement of operations.

(11)  LIABILITIES OF DISCONTINUED OPERATIONS

         Liabilities  of NPI's  discontinued  operations  at  December  31, 2002 totaled $4.2  million and  consisted of warranty  related  liabilities,  foreign income taxes,  severance related  payments,  professional fees and other related liabilities,  including estimated settlement costs for disputes.  As of December
31, 2002,  the Company had reduced  liabilities of  discontinued  operations and increased additional  paid-in-capital by $2,150,000 for its then estimate of the excess of the remaining liabilities for discontinued operations over the amounts estimated to be paid.

         On  February  14,  2003,   the   Company   settled  a claim  associated
with the liabilities of discontinued  operations for $2,850,000.  As of December
31, 2003 all  significant  contingent  liabilities  related to the  discontinued
operations of NPI have been  resolved and paid.  As a result,  the excess of the remaining  liabilities  for  discontinued  operations  over the amounts  paid of
$916,845 has been reflected as an increase to additional  paid-in-capital in the accompanying  balance  sheet as of December  31, 2003 since this  liability  was related to the merger with NPI, which was accounted for as a recapitalization.

(12)  COMMITMENTS

         The Company has an operating lease covering its primary office facility that expires in February,  2012. The Company also has several  operating  leases related to a domestic  office and offices in foreign  countries.  The expiration dates for these  leases  ranges  from 2004  through  2012.  The  following  is a schedule  of  future  minimum  lease  payments  for all  operating  leases as of
December 31, 2003:

            Year ending December 31,
            ------------------------

            2004.......................................     $   966,570
            2005.......................................       1,174,510
            2006.......................................       1,375,952
            2007.......................................       1,238,840
            2008.......................................       1,121,064
            Thereafter.................................       3,778,261
                                                            -----------
                                                            $ 9,655,197
                                                            ===========

         These leases require the Company to pay its proportionate share of real estate taxes and other common charges.  Total rent expense for operating  leases was $673,949, $596,578, and $381,260 for the years ended December 31, 2003, 2002 and 2001, respectively.

         The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in  accordance  with SFAS No. 5,  Accounting  for  Contingencies.  To date,  the
Company has not incurred any costs related to warranty obligations.

         Under  the  terms  of   substantially   all  of  its  software  license
agreements,  the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations  that the Company's  software  infringes the  intellectual  property rights of a third party. In most cases,  in the event of an infringement  claim, the  Company  retains the right to (i)  procure  for the  customer  the right to continue  using the  software;  (ii) replace or modify the software to eliminate the infringement  while providing  substantially  equivalent  functionality;  or
(iii) if  neither  (i) nor (ii) can be  reasonably  achieved,  the  Company  may terminate the license agreement and refund to the customer a pro-rata portion of the  license  fee  paid to the  Company.  Such  indemnification  provisions  are accounted for in accordance  with SFAS No. 5. Through  December 31, 2003,  there have not been any claims under such indemnification provisions.

(13)  STOCK REPURCHASE PROGRAM

         On October 25, 2001, the Company  announced that its Board of Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding  common stock. The repurchases may be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management  based on market  conditions.  As of December 31,  2003,  the Company repurchased  a total of  235,000  shares for  $1,435,130.  The  Company  did not repurchase any shares in 2003.

(14)  SEGMENT REPORTING

The Company is  organized in a single  operating  segment for purposes of making operating decisions and assessing  performance.  Revenues from the United States to customers in the following  geographical  areas for the years ended  December
31, 2003, 2002 and 2001 and the location of long-lived assets as of December 31,
2003, 2002 and 2001 are summarized as follows:

                                                            2003            2002           2001
                                                        --------------------------------------------

Revenues:

United States                                            $ 9,834,526     $ 6,629,147     $ 1,755,823

Asia and other international                               7,109,609       3,999,745       3,835,906
                                                         -----------     -----------     -----------
  Total Revenues                                         $16,944,135     $10,628,892     $ 5,591,729
                                                         ===========     ===========     ===========

Long-lived assets (includes all non-current assets):

United States                                            $10,329,876     $ 7,655,900     $ 5,963,235

Asia and other international                               1,094,724         499,497         363,599
                                                         -----------     -----------     -----------
  Total long-lived assets                                $11,424,600     $ 8,155,397     $ 6,326,834
                                                         ===========     ===========     ===========

For the year ended  December  31, 2003,  the Company did not have any  customers that  accounted for over 10% of revenues.  For the year ended December 31, 2002, the Company had one customer that  accounted  for 16% of revenues.  For the year ended  December 31, 2001, the Company had one customer that accounted for 13% of revenues.

(15)  VALUATION AND QUALIFYING ACCOUNTS - ALLOWANCE FOR DOUBTFUL ACCOUNTS

                         Balance at                                                Balance at
                        Beginning of    Additions charged                            End of
  Period Ended,            Period          to Expense         Deductions             Period
  -------------            ------          ----------         ----------             ------

December 31, 2003      $    813,645      $   1,700,100      $      675,811      $    1,837,934
December 31, 2002      $    375,541      $     930,150      $      492,046      $      813,645
December 31, 2001      $         --      $     375,541      $           --      $      375,541

(16) QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of selected quarterly financial data for the years ended December 31, 2003 and 2002:

                                                            Fiscal Quarter
                                     First               Second            Third              Fourth
                                     -----               ------            -----              ------
2003

Revenue                          $   3,678,907      $  4,090,877      $   4,082,617      $   5,091,734
Net loss                         $  (1,738,853)     $ (1,578,925)     $  (1,894,198)$       (2,156,979)
Basic and diluted net
   loss per share                $       (0.04)     $      (0.03)     $       (0.04)     $       (0.05)
Basic and diluted
   weighted average common
    shares outstanding              45,499,862        45,848,994         46,134,816         46,376,183

2002

Revenue                          $   1,980,842      $  2,376,618      $   2,855,522      $   3,415,910
Net loss                         $  (2,581,385)     $ (2,464,671)     $  (3,562,455)     $  (2,934,654)
Basic and diluted net
   loss per share                $       (0.06)     $      (0.05)     $       (0.08)     $       (0.06)
Basic and diluted
   weighted average common
    shares outstanding              45,184,257        45,238,657         45,239,977         45,266,504

         The sum of the quarterly net loss per share amounts do not always equal the annual amount reported, as per share amounts are computed  independently for each quarter and the annual period based on the weighted  average  common shares outstanding in each such period.

ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE

         None.

Item 9A. CONTROLS AND PROCEDURES.

         The company  maintains  "disclosure  controls and procedures",  as such term is defined in Rules  13a-15e  and  15d-15e of the  Securities  and
         Exchange  Act of  1934,  as  amended  (the  "Exchange  Act"),  that are designed to ensure that  information  required to be  disclosed  in its
         reports,  pursuant  to  the  Exchange  Act,  is  recorded,   processed,
         summarized and reported within the time periods  specified in the SEC's
         rules  and  forms,   and  that  such  information  is  accumulated  and
         communicated to its management,  including its Chief Executive  Officer and  Principal  Accounting  Officer,  as  appropriate,  to allow timely
         decisions  regarding  the  required   disclosures.   In  designing  and
         evaluating  the  disclosure  controls and  procedures,  management  has recognized  that  any  controls  and  procedures,  no  matter  how well designed  and  operated,  can provide  only  reasonable  assurances  of achieving the desired control objectives, and management necessarily is
         required  to  apply  its  judgment  in  evaluating   the  cost  benefit
         relationship of possible controls and procedures.

         The Company's Chief Executive Officer and Principal  Accounting Officer
         (its  principal  executive  officer and principal  accounting  officer, respectively)  have  evaluated  the  effectiveness  of its  "disclosure controls and  procedures"  as of the end of the period  covered by this
         Annual Report on Form 10-K.  Based on their  evaluation,  the principal executive  officer and principal  financial  officer concluded that its disclosure  controls  and  procedures  are  effective.  There  were  no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information called for by Part III, Item 10, regarding the Registrant's directors  will be  included  in our Proxy  Statement  relating  to our annual meeting of stockholders scheduled to be held in May 2004, and is incorporated herein by reference.  The information appears in the Proxy
         Statement under the captions "Election of Directors",  "Management" and
         "Committees  of the Board of  Directors".  The Proxy  Statement will be filed within 120 days of December 31, 2003, our year-end.

ITEM 11. EXECUTIVE COMPENSATION

         Information  called for by Part III,  Item 11,  will be included in our
         Proxy  Statement   relating  to  our  annual  meeting  of  stockholders
         scheduled  to be  held  in May  2004,  and is  incorporated  herein  by reference.  The  information  appears in the Proxy  Statement under the caption  "Executive  Compensation."  The Proxy  Statement will be filed within 120 days of December 31, 2003, our year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information  called for by Part III,  Item 12,  will be included in our
         Proxy  Statement   relating  to  our  annual  meeting  of  stockholders
         scheduled  to be  held  in May  2004,  and is  incorporated  herein  by reference.  The  information  appears in the Proxy  Statement under the captions "Beneficial Ownership of Shares" and "Equity Compensation Plan

         Information."  The Proxy  Statement  will be filed  within  120 days of
         December 31, 2003, our year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information  regarding our relationships and related  transactions will be included in our Proxy  Statement  relating to our annual  meeting of stockholders  scheduled to be held in May 2004, and is  incorporated by reference.  The  information  appears in the Proxy  Statement under the caption "Certain  Relationships  and Related  Transactions."  The Proxy
         Statement  will be filed  within 120 days of  December  31,  2003,  our year-end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Information  called for by Part III,  Item 14,  will be included in our
         Proxy  Statement   relating  to  our  annual  meeting  of  stockholders
         scheduled  to be  held  in May  2004,  and is  incorporated  herein  by reference.  The  information  appears in the Proxy  Statement under the caption  "Principal  Accounting Fees and Services." The Proxy Statement
         will be filed within 120 days of December 31, 2003, our year-end.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The information  required by subsections (a)(1) and (a)(2) of this item are included in the response to Item 8 of Part II of this annual report on Form 10-K.

         (b)  Reports on Form 8-K

              On November 5, 2003, we filed a Form 8-K under Items 7 and 12.

         (c)

              2.1   Agreement and Plan of Merger and Reorganization, dated as of
                    May 4, 2001, among  FalconStor,  Inc.,  Network  Peripherals
                    Inc., and Empire Acquisition  Corp,  incorporated  herein by
                    reference   to   Annex   A   to   the   Registrant's   joint
                    proxy/prospectus on Form S-4, filed May 11, 2001.

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

              4.1   2000 Stock Option Plan,  incorporated herein by reference to
                    Exhibit 4.1 of the  Registrant's  registration  statement on
                    Form S-8, filed on September 21, 2001.

              4.2   2000  Stock   Option   Plan,   as  amended  May  15,   2003,
                    incorporated  herein  by  reference  to  Exhibit  99 to  the
                    Registrant's  quarterly  report on Form 10-Q for the  period ended June 30, 2003, filed on August 14, 2003.

              4.3   1994 Outside  Directors  Stock Plan, as amended May 17, 2002 incorporated  herein  by  reference  to  Exhibit  4.2 to the
                    Registrant's  annual  period on Form 10-K for the year ended
                    December 31, 2002, filed on March 17, 2003.

             10.1   Agreement of lease between Huntington Quadrangle 2, LLC, and
                    FalconStor Software,  Inc., dated August, 2003, incorporated herein by  reference  to  Exhibit  99.1 to the  Registrant's quarterly report on Form 10-Q for the period ended September
                    30, 2003, filed on November 14, 2003.

             10.2   ReiJane Huai Employment  Agreement,  dated September 1, 2001 between Registrant and ReiJane Huai,  incorporated herein by reference to Exhibit 10.3 to the Registrant's  annual report on Form 10-K for the year ended December 31, 2001,  filed on
                    March 27, 2002.

             10.3   Change of Control  Agreement dated December 10, 2001 between the  Registrant  and ReiJane  Huai,  incorporated  herein by reference to Exhibit 10.4 to the Registrant's  annual report on Form 10-K for the year ended December 31, 2001,  filed on
                    March 27, 2002.

             10.4   Change of Control  Agreement  dated December 7, 2001 between
                    the  Registrant  and  Wayne  Lam,   incorporated  herein  by
                    reference to Exhibit 10.5 to the Registrant's  annual report on Form 10-K for the year ended December 31, 2001,  filed on
                    March 27, 2002.

             14     *Code of Conduct

             21.1   Subsidiaries  of Registrant - FalconStor,  Inc.,  FalconStor
                    AC, Inc.

             23.1   *Consent of KPMG LLP.

             31.1   *Certification of the Chief Executive Officer

             31.2   *Certification of the Chief Financial Officer

             32.1   *Certification   of  Chief  Executive  Officer  pursuant  to
                    Section   906  of  the   Sarbanes-Oxley   Act  of  2002  (18
                    U.S.C. ss.1350)

             32.2   *Certification   of  Chief  Financial  Officer  pursuant  to
                    Section   906  of  the   Sarbanes-Oxley   Act  of  2002  (18
                    U.S.C. ss.1350)

                    *- filed herewith.

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has signed this report by the  undersigned, thereunto duly authorized in Melville, State of New York on March 12, 2004.

FALCONSTOR SOFTWARE, INC.

By:  /s/ ReiJane Huai                                     Date:  March 12, 2004
     -----------------------------------------
     ReiJane Huai, President, Chief  Executive
     Officer of FalconStor Software, Inc.

                                POWER OF ATTORNEY

         FalconStor Software, Inc. and each of the undersigned do hereby appoint
ReiJane Huai and James Weber,  and each of them  severally,  its or his true and lawful  attorney  to  execute on behalf of  FalconStor  Software,  Inc.  and the undersigned  any and all  amendments  to this Annual  Report on Form 10-K and to file the same with all  exhibits  thereto  and  other  documents  in  connection therewith,  with the Securities and Exchange Commission;  each of such attorneys shall have the power to act hereunder with or without the other.

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the registrant and in the capacities and on the date indicated.

By:  /s/ ReiJane Huai                                         March 12, 2004
     ----------------------------------------------------     ---------------
     ReiJane Huai, President, Chief Executive Officer and     Date
     Chairman of the Board
     (Principal Executive Officer)

By:  /s/ James Weber                                          March 12, 2004
     ----------------------------------------------------     ---------------
     James Weber, Chief Financial Officer, Vice President     Date
     and Treasurer
     (Principal Accounting Officer)

By:  /s/ Patrick B. Carney                                    March 12, 2004
     ----------------------------------------------------     ---------------
     Patrick B. Carney, Director                              Date

By:  /s/ Lawrence S. Dolin                                    March 12, 2004
     ----------------------------------------------------     ---------------
     Lawrence S. Dolin, Director                              Date

By:  /s/ Steven R. Fischer                                    March 12, 2004
     ----------------------------------------------------     ---------------
     Steven R. Fischer, Director                              Date

By:  /s/ Steven H. Owings                                     March 12, 2004
     ----------------------------------------------------     ---------------
     Steven H. Owings, Director                               Date

