Form 10-Q
period 2004-03-31
FALCONSTOR SOFTWARE INC
filed 2004-05-10
CIK 922521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/X/   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended          March 31, 2004
                                    --------------------------------------------

/ /   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from to _______________ to _____________________

                         Commission File Number 0-23970

                            FALCONSTOR SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                             77-0216135
          (State of Incorporation)          (I.R.S. Employer Identification No.)

      2 Huntington Quadrangle
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

THE NUMBER OF SHARES OF COMMON  STOCK ISSUED AND  OUTSTANDING  AS OF MAY 3, 2004
WAS 46,698,941 WHICH INCLUDES REDEEMABLE COMMON SHARES.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                            Page

PART I.     Financial Information                                             3

Item 1.     Consolidated Financial Statements                                 3

            Consolidated Balance Sheets at March 31, 2004
                (unaudited) and December 31, 2003                             3

            Unaudited Consolidated Statements of Operations for the
                three months ended March 31, 2004 and 2003                    4

            Unaudited Consolidated Statements of Cash Flows for the three
                months ended March 31, 2004 and 2003                          5

            Notes to the Unaudited Condensed Consolidated
                Financial Statements                                          6

Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    12

Item 3.     Qualitative and Quantitative Disclosures about Market Risk       22

Item 4.     Controls and Procedures                                          22

PART II.    Other Information                                                23

Item 1.     Legal Proceedings                                                23

Item 6.     Exhibits and Reports on Form 8-K                                 23

PART I.  FINANCIAL INFORMATION
ITEM 1.  Consolidated Financial Statements

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                March 31, 2004        December 31, 2003
                                                                                --------------        -----------------
                                ASSETS                                          (unaudited)

Current assets:
   Cash and cash equivalents ................................................   $ 13,117,614             $  8,486,144
   Marketable securities ....................................................     22,537,598               28,199,242
   Accounts receivable, net of allowances of $1,966,430 and
     $1,837,934,respectively ................................................      6,873,215                7,109,922
   Prepaid expenses and other current assets ................................      1,261,963                1,273,125
                                                                                ------------             ------------

            Total current assets ............................................     43,790,390               45,068,433

Property and equipment, net .................................................      4,077,184                3,861,069
Goodwill ....................................................................      3,473,326                3,366,642
Other intangible assets, net ................................................        368,831                  396,940
Other assets ................................................................      3,487,749                3,799,949
                                                                                ------------             ------------

            Total assets ....................................................   $ 55,197,480             $ 56,493,033
                                                                                ============             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .........................................................   $    774,495             $    562,305
   Accrued expenses .........................................................      2,592,876                2,777,391
   Deferred revenue .........................................................      2,712,131                2,202,179
                                                                                ------------             ------------

            Total current liabilities .......................................      6,079,502                5,541,875

Deferred revenue ............................................................        582,191                  395,609
                                                                                ------------             ------------

            Total liabilities ...............................................      6,661,693                5,937,484

Commitments

Stockholders' equity:
   Convertible preferred stock - $.001 par value, 2,000,000 shares authorized           --                       --
   Common stock - $.001 par value, 100,000,000 shares authorized,
      46,927,341 and 46,745,330 shares issued, respectively .................         46,927                   46,745
   Additional paid-in capital ...............................................     83,555,174               83,277,981
   Deferred compensation ....................................................           --                     (7,969)
   Accumulated deficit ......................................................    (33,285,096)             (31,063,589)
   Common stock held in treasury, at cost (235,000 shares) ..................     (1,435,130)              (1,435,130)
   Accumulated other comprehensive loss .....................................       (346,088)                (262,489)
                                                                                ------------             ------------

            Total stockholders' equity ......................................     48,535,787               50,555,549
                                                                                ------------             ------------
            Total liabilities and stockholders' equity ......................   $ 55,197,480             $ 56,493,033
                                                                                ============             ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months Ended
                                                                             March 31,

                                                                      2004              2003
                                                                      ----              ----

Revenues:
Software license revenue ..................................     $  3,547,831      $  2,686,818
Maintenance revenue .......................................          821,853           284,211
Software services and other revenue .......................          889,114           707,878
                                                                ------------      ------------
                                                                   5,258,798         3,678,907
                                                                ------------      ------------

Operating expenses:
   Amortization of purchased and capitalized software .....          415,048           283,741
   Cost of maintenance, software services and other revenue          978,005           592,001
   Software development costs .............................        2,161,916         1,612,264
   Selling and marketing ..................................        3,313,538         2,548,930
   General and administrative .............................          810,643           692,320
                                                                ------------      ------------
                                                                   7,679,150         5,729,256
                                                                ------------      ------------
           Operating loss .................................       (2,420,352)       (2,050,349)
                                                                ------------      ------------

Interest and other income .................................          202,925           318,311
                                                                ------------      ------------

         Loss before income taxes .........................       (2,217,427)       (1,732,038)

Provision for income taxes ................................            4,080             6,815
                                                                ------------      ------------

         Net loss .........................................     $ (2,221,507)     $ (1,738,853)
                                                                ------------      ------------

Basic and diluted net loss per share ......................     $      (0.05)     $      (0.04)
                                                                ============      ============

Weighted average basic and diluted shares
   outstanding ............................................       46,638,740        45,499,862
                                                                ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Three Months Ended
                                                                    March 31,
                                                               2004              2003
Cash flows from operating activities:
   Net loss .........................................     $ (2,221,507)     $ (1,738,853)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization ..............          891,555           588,938
         Non-cash professional services expenses ....            6,753            10,901
         Equity-based compensation expense ..........            7,969           115,869
      Changes in operating assets and liabilities:
         Accounts receivable, net ...................          236,707           344,484
         Prepaid expenses and other current assets ..            3,281           433,676
         Other assets ...............................          (65,465)          (50,541)
         Accounts payable ...........................          212,190            13,682
         Accrued expenses ...........................         (291,199)          (44,974)
         Deferred revenue ...........................          696,534            43,254
                                                          ------------      ------------

            Net cash used in operating activities ...         (523,182)         (283,564)
                                                          ------------      ------------

Cash flows from investing activities:
   Sale of marketable securities ....................       13,084,605         8,349,508
   Purchase of marketable securities ................       (7,570,637)       (2,300,000)
   Purchase of property and equipment ...............         (640,880)         (690,047)
   Purchase of software licenses ....................          (25,000)         (811,000)
   Purchase of intangible assets ....................          (23,634)          (41,905)
   Security Deposits ................................           (4,501)             --
                                                          ------------      ------------

      Net cash provided by  investing activities ....        4,819,953         4,506,556
                                                          ------------      ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options ..........          270,622           102,056
                                                          ------------      ------------

      Net cash provided by financing activities .....          270,622           102,056
                                                          ------------      ------------

Cash flows from discontinued operations:
   Payments of liabilities of discontinued operations             --          (2,910,067)
                                                          ------------      ------------

Effect of exchange rate changes on cash .............           64,077            (5,437)
                                                          ------------      ------------

Net increase in cash and cash equivalents ...........        4,631,470         1,409,544

Cash and cash equivalents, beginning of period ......        8,486,144        14,191,075
                                                          ------------      ------------

Cash and cash equivalents, end of period ............     $ 13,117,614      $ 15,600,619
                                                          ============      ============

The Company did not pay any interest expense or income taxes for the three months ended March 31, 2004 and 2003. See accompanying notes to unaudited consolidated financial statements.

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

(c)  UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim  consolidated  financial statements of the Company as of and for the three months ended March 31, 2004 and 2003, included herein, have been  prepared,  without  audit,  pursuant to the rules and  regulations  of the
Securities  and  Exchange  Commission  ("SEC").  Certain  information  and  note disclosures  normally  included in financial  statements  prepared in accordance with accounting  principles  generally  accepted in the United States of America have been condensed or omitted  pursuant to such rules and regulations  relating to interim financial statements.

     In the opinion of management,  the accompanying unaudited interim condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2004 and the results of its operations for the three months ended March 31, 2004 and 2003.

(d)  CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company  considers  all highly  liquid  investments  with a maturity of three months or less when purchased to be cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$11.2  million  and $8.2  million  at March  31,  2004 and  December  31,  2003, respectively.  Marketable  securities  at March 31, 2004 and  December  31, 2003 amounted to $22.5  million and $28.2  million,  respectively,  and  consisted of corporate bonds and government securities, which are classified as available for sale, and accordingly,  unrealized gains and losses on marketable securities are
reflected  as  a  component  of   accumulated   other   comprehensive   loss  in
stockholders' equity.

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

     The Company has entered  into  various  distribution,  licensing  and joint promotion  agreements  with  OEMs and  distributors,  whereby  the  Company  has provided to the reseller a software license to install the Company's software on certain  hardware or to resell the  Company's  software in exchange for payments based  on the  products  distributed  by the OEM or  distributor.  Nonrefundable advances and  engineering  fees received by the Company from an OEM are recorded as deferred revenue and recognized as revenue when related software  engineering services are complete,  if any, and the software product master is delivered and accepted.

     For the quarters ended March 31, 2003 and March 31, 2004, the Company had a limited number of transactions  in which it purchased  hardware and bundled this hardware  with the  Company's  software  and sold the  bundled  solution  to its customer.  Since the  software is not  essential  for the  functionality  of the equipment included in the Company's bundled solutions, and both the hardware and software  have stand alone value to the customer,  a portion of the  contractual fees is recognized  as revenue when the software or hardware is delivered  based on the relative fair value of the delivered element(s).

(f)  PROPERTY AND EQUIPMENT

     Property and  equipment  are recorded at cost.  Depreciation  is recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years).

(g)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill  represents  the excess of the purchase  price over the  estimated fair value of net  tangible  and  identifiable  intangible  assets  acquired  in
business  combinations.   Consistent  with  Statement  of  Financial  Accounting
Standards  ("SFAS") 142, GOODWILL AND OTHER INTANGIBLE  ASSETS,  the Company has
not  amortized  goodwill  related to its  acquisitions,  but instead  tested the balance for impairment.  The Company's annual impairment assessment is performed as of  December  31st of each  year,  and  additionally  if events or changes in circumstances  indicate  that it is more  likely  than  not  that  the  asset is impaired.  Identifiable intangible assets are amortized over a three-year period using the straight-line method. Amortization expense was $51,743 and $31,674 for the three months ended March 31, 2004 and 2003, respectively. The gross carrying amount and accumulated  amortization of other intangible  assets as of March 31,
2004 and December 31, 2003 are as follows:

                                                                 March 31,     December 31,
                                                                   2004            2003
                                                                ---------      ------------

          Customer relationships and purchased technology:

          Gross carrying amount                                 $  216,850     $   216,850
          Accumulated amortization                                (126,496)       (108,425)
                                                                -----------    -----------
            Net carrying amount                                 $   90,354     $   108,425
                                                                ==========     ===========

          Patents and trademarks:

          Gross carrying amount                                 $  415,865     $   392,231
          Accumulated amortization                                (137,388)       (103,716)
                                                                ----------     -----------

            Net carrying amount                                 $  278,477     $   288,515
                                                                ==========     ===========

(h)  SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

     Costs  associated  with  the  development  of  new  software  products  and enhancements  to existing  software  products  are  expensed  as incurred  until technological  feasibility  of the  product has been  established.  Based on the
Company's product development process,  technological feasibility is established upon completion of a working model.  The Company did not capitalize any software development costs until its initial product reached technological feasibility in the end of March 2001. Until such product was released,  the Company capitalized
$94,570 of software  development  costs,  of which $7,881 was  amortized for the three months ended March 31, 2004 and 2003. Amortization of software development costs is recorded at the greater of straight  line over three years or the ratio of current  revenue of the  related  products to total  current and  anticipated future revenue of these products.

     Purchased  software  technology  of  $1,999,667  and  $2,381,833,   net  of
accumulated  amortization  of $2,886,334  and  $2,479,167,  is included in other assets in the  balance  sheets  as of March  31,  2004 and  December  31,  2003, respectively.  Amortization  expense was  $407,167  and  $275,860  for the three months ended March 31, 2004 and 2003, respectively.

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

                                                                      For the Three Months Ended March 31,

                                                                             2004                2003
                                                                       -------------      -------------

     Net loss as reported                                              $  (2,221,507)     $  (1,738,853)

     Add stock-based employee compensation expense included
        in reported net income, net of tax                             $       7,969      $     115,869

     Deduct total stock-based employee compensation expense
        determined under fair-value-based method for all
        awards, net of tax                                             $  (1,683,131)     $  (1,317,042)
                                                                       -------------      -------------

     Net loss - pro forma                                              $  (3,896,669)     $  (2,940,026)
                                                                       ==============     =============

     Basic net loss per common share-as reported                       $       (0.05)      $      (0.04)

     Basic net loss  per common share- pro forma                       $       (0.08)      $      (0.06)

The per share weighted average fair value of stock options granted was $6.43 and
$1.79 for the three months ended March 31, 2004 and 2003,  respectively,  on the date of grant using the Black-Scholes  option-pricing  method with the following weighted average assumptions:

2004 - expected  dividend  yield of 0%, risk free interest rate of 3%,  expected stock  volatility of 160%, and an expected option life of five years for options granted to employees of the Company, and an option life of ten years for options granted to non-employees;

2003 - expected  dividend  yield of 0%, risk free interest rate of 3%,  expected stock  volatility  ranging from 68% to 153% and an expected  option life of five years for options granted to employees of the Company, and an option life of ten years for options granted to non-employees;

(l)  FINANCIAL INSTRUMENTS

     As of March 31, 2004 and December 31, 2003, the fair value of the Company's financial instruments including cash and cash equivalents,  accounts receivable, accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

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

(n)  EARNINGS PER SHARE (EPS)

     Basic EPS is computed  based on the  weighted  average  number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to net  losses for the  periods  presented,  all common  stock equivalents were excluded from diluted net loss per share. As of March 31, 2004, potentially  dilutive common stock equivalents  included 9,591,747 stock options outstanding and 750,000 warrants outstanding.

(o)  COMPREHENSIVE LOSS

     Comprehensive  loss amounted to  $2,305,106  and  $1,873,919  for the three months ended March 31, 2004 and 2003, respectively.  Comprehensive loss includes the Company's net loss and foreign currency  translation  adjustments of $64,077 and $(5,437)  for the three months ended March 31, 2004 and 2003,  respectively.
Additionally,  comprehensive  loss includes the Company's  unrealized  losses on marketable  securities of $(147,676)  and  $(129,629) for the three months ended
March 31, 2004 and 2003, respectively.

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

(q)  NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board ("FASB") determined that  stock-based  compensation  should be recognized as a cost in the financial statements  and that such cost be  measured  according  to the fair value of the stock options. The FASB has not as yet finalized the methodology for calculating fair value and plans to issue an accounting standard that would become effective in 2005.  The Company will  continue to monitor  communications  on this subject from the FASB to determine  the impact on the Company's  consolidated  financial statements.

(r)  RECLASSIFICATIONS

     Certain  reclassifications  have  been  made to prior  year's  consolidated financial statements to conform to the current year's presentation.

(2)  SEGMENT REPORTING

     The Company is  organized  in a single  operating  segment for  purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers  in the  following  geographical  areas for the three months ended March 31, 2004 and March 31, 2003 and the location of long-lived assets as of March 31, 2004 and December 31, 2003 are summarized as follows:

                                                              Three Months Ended March 31,

          Revenues:                                             2004                 2003
                                                             ------------         ------------

          United States                                      $  2,614,073         $  2,301,566
          Asia and other international                       $  2,644,725         $  1,377,341
                                                             ------------         ------------

             Total revenues                                  $  5,258,798         $  3,678,907
                                                             ============         ============

                                                                March 31,          December 31,
                                                                  2004                2003
                                                                --------           ------------

          Long-lived assets (includes all non-current assets):

          United States                                      $ 10,327,104         $ 10,329,876
          Asia and other international                       $  1,079,986         $  1,094,724
                                                             ------------         ------------

            Total long-lived assets                          $ 11,407,090         $ 11,424,600
                                                             ============         ============

(3)  STOCK REPURCHASE PROGRAM

     On October 25,  2001,  the Company  announced  that its Board of  Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding  common stock. The repurchases may be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management  based on  market  conditions.  As of March  31,  2004,  the  Company repurchased  a total of  235,000  shares for  $1,435,130.  The  Company  did not purchase any shares in 2003 or the first quarter of 2004.

(4)  CONTINGENCIES

     Dot Hill Systems  Corporation ("Dot Hill") has brought a third party action against the Company  alleging a right to be  indemnified  for certain  potential liabilities in a patent  infringement  action by Crossroad System (Texas),  Inc.

("Crossroad")  against  Dot Hill in the  United  States  District  Court for the
Western  District of Texas.  In the underlying  action,  Crossroad  alleges that multiple  products  sold by Dot Hill,  including two that  incorporate  software licensed from the Company, infringe patents held by Crossroad. While the outcome of litigation can never be predicted with certainty,  the Company  believes that it has  meritorious  defenses  to the  claims  asserted  by Dot  Hill and to the underlying  infringement  claims. The Company intends to take any and all action necessary to vigorously defend the Company's products.

     In  addition  to the  action  discussed  above,  the  Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary  course of business.  While the outcome of any such  matters  cannot be predicted with certainty, the Company believes that such matters will not have a material  adverse  effect on the  Company's  financial  condition  or  operating results.

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
RISKS AND  UNCERTAINTIES,  AND THAT ACTUAL  RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  PROJECTED IN THE  FORWARD-LOOKING  STATEMENTS.  THE FOLLOWING  DISCUSSION
SHOULD BE READ TOGETHER WITH THE CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES TO
THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

      Our revenue for the first quarter of 2004  increased 43% compared with the same period  last year and was also higher than our revenue in the last  quarter of 2003. Historically,  overall spending on network storage industry products in the first  quarter of a calendar  year has been lower than the  spending  in the fourth  quarter of the  previous  year.  Our ability to increase  revenue in the first quarter demonstrates the continued momentum of our products.

      Our deferred  revenues also  increased on both a first quarter  2004/first quarter 2003 and a first quarter 2004/fourth quarter 2003 basis. We believe this is an  indicator of the health of our  business  because it  reflects,  in part, maintenance renewals from satisfied customers.

      Our  expenditures  in the first quarter of 2004 also increased as compared with both the first  quarter  of 2003 and the fourth  quarter of 2003.  While we strive to keep expense  increases  to a minimum,  the  increases we  experienced related primarily to the hiring of additional employees to develop our products, to support our sales and to service our customers, and to investment in property and equipment to support our expanding business.

RESULTS OF  OPERATIONS - FOR THE THREE  MONTHS ENDED MARCH 31, 2004  COMPARED TO
THE THREE MONTHS ENDED MARCH 31, 2003.

      Revenues for the three months ended March 31, 2004  increased  43% to $5.3 million  compared  with $3.7  million for the three months ended March 31, 2003.
Our  operating  expenses  increased 34% from $5.7 million for three months ended
March 31, 2003 to $7.7 million for the three  months  ended March 31, 2004.  Net loss  increased  28% from $1.7 million for the three months ended March 31, 2003 to $2.2  million for the three  months  ended March 31,  2004.  The  increase in revenues  was  mainly  due to an  increase  in demand  for our  network  storage solution  software.  Over 80% of our revenues were  generated from resellers and distributors and the remaining  revenue was derived from OEM partners.  Expenses increased  in all aspects of our  business to support our growth.  In  November,
2003 we moved our  headquarters  to a larger  facility  and for the three months ended March 31, 2004,  we increased  the number of  employees  and  continued to invest in infrastructure by purchasing  additional computers and equipment.  Our headcount  increased from 145 employees as of March 31, 2003 to 187 employees as of March 31, 2004.

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

      Software  license  revenue  increased  32% from $2.7 million for the three months ended March 31, 2003 to $3.5 million for the three months ended March 31,
2004.  Increased  market  acceptance and demand for our product were the primary drivers of the increase in software license revenue. A continued increase in the number of our channel  partners and OEMs also helped  increase our revenues.  We expect our software  license  revenue to continue to grow and the  percentage of software license revenue derived from our OEM partners to increase.

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

      Maintenance,  software  services  and  other  revenues  are  comprised  of software  maintenance and technical  support,  professional  services  primarily related to the implementation of our software,  engineering services,  and sales of computer  hardware.  Revenue derived from  maintenance and technical  support contracts is deferred and recognized  ratably over the  contractual  maintenance term. Professional services revenue is recognized in the period that the related services are performed.  Revenue from engineering  services is primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed.  In the  first  three  months  of 2004,  we had a  limited  number of transactions  in which we purchased  hardware and bundled this hardware with our software  and sold the  bundled  solution  to our  customer.  A  portion  of the contractual  fees is  recognized  as revenue  when the  hardware  or software is delivered to the  customer  based on the  relative  fair value of the  delivered element(s).  Through  March 31,  2004,  the  software  and  hardware  in bundled solutions have almost always been delivered to the customer in the same quarter.
Maintenance,  software  services and other revenue increased 72% to $1.7 million for the three months ended March 31, 2004 from $1.0 million for the three months ended March 31, 2003.

      The major factor behind the increase in maintenance, software services and other revenue was an increase in the number of maintenance and technical support contracts  we  sold.  As we are in  business  longer,  and  as we  license  more software,  we expect these  revenues will continue to increase.  The majority of our new customers  purchase  maintenance  and support and most  customers  renew their maintenance and support after their initial contracts expire.  Maintenance revenue increased from $0.3 million for the three months ended March 31, 2003 to
$0.8  million  for  the  three  months  ended  March  31,  2004.  Growth  in our professional  services  sales,  which  increased from $0.3 million for the three months ended March 31, 2003 to $0.4 million for the three months ended March 31,
2004, also contributed to the increase in software  services and other revenues.
This increase in  professional  services  revenue was related to the increase in our software license customers that elected to purchase  professional  services.
Additionally,  our hardware sales increased from  approximately $0.4 million for the three  months  ended March 31, 2003 to  approximately  $0.5  million for the three months ended March 31, 2004.  This  increase was the result of an increase in demand from our customers for bundled solutions.

      We expect maintenance, software services and other revenues to continue to increase.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

      To remain  successful in the network  storage  solutions  market,  we must continually  upgrade our  software by  enhancing  the  existing  features of our products and by adding new features and products.  We often evaluate  whether to develop these new offerings  in-house or whether we can achieve a greater return on investment by purchasing or licensing  software from third parties.  Based on our evaluations we have purchased or licensed  various software for resale since
2001.  Amortization  of purchased and capitalized  software  increased from $0.3 million for the three  months ended March 31, 2003 to $0.4 million for the three months ended March 31, 2004. The increase in amortization expense was due to our purchase of an additional  $1.0 million of software  licenses  subsequent to the first  quarter of 2003.  As of March 31, 2004,  we had $4.9 million of purchased software  licenses  that are being  amortized  over three  years.  For the three months ended March 31, 2004, we recorded $0.4 million of amortization related to these purchased software licenses.  As of March 31, 2003, we had $3.9 million of
purchased   software  licenses  and  recorded   approximately  $0.3  million  of
amortization  for the  three  months  ended  March  31,  2003  related  to these purchased software  licenses.  We will continue to evaluate third party software licenses and may make additional purchases, which would result in an increase in amortization expense.

      The Company did not  capitalize any software  development  costs until our initial product reached technological  feasibility in March 2001. At that point, we  capitalized  $0.1  million of software  development  costs,  which are being amortized  at the  greater of  straight  line over  three  years or the ratio of current revenue of the related products to total current and anticipated  future revenue of these products. Amortization of capitalized software costs was $7,881 for the three months ended March 31, 2004 and 2003.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

      Cost  of  maintenance,  software  services  and  other  revenues  consists primarily  of  personnel  and other costs  associated  with  providing  software implementations,  technical support under maintenance  contracts,  and training.
Cost of maintenance, software services and other revenues also includes the cost of hardware  purchased for resale.  Cost of maintenance,  software  services and other  revenues for the three  months  ended March 31, 2004  increased by 65% to
$1.0  million  compared  with $0.6  million for the three months ended March 31,
2003. The increase in cost of maintenance,  software  services and other revenue was  partially  due to an increase in  personnel.  As a result of our  increased sales of  maintenance  and  support  contracts  and  professional  services,  we required a higher  number of  employees  to  provide  technical  support  and to implement our software.  In addition,  due to an increase in hardware sales, our hardware  costs for resale  increased by $0.1 million for the three months ended
March 31, 2004  compared to the three months  ended March 31, 2003.  Our cost of maintenance,  software  services  and other  revenue  will  continue  to grow in absolute dollars as our revenue increases.

      Gross profit for the three months ended March 31, 2004 was $3.9 million or
74% of revenues  compared  with $2.8  million or 76% of  revenues  for the three months ended March 31, 2003.  The increase in gross profit was directly  related to the increase in revenues.  The decrease in gross margins was primarily due to the  increase  in  amortization  of  purchased  software  licenses  and was also partially  related to margins on increased  hardware sales,  which are typically lower than the margins on software licenses and services.

SOFTWARE DEVELOPMENT COSTS

      Software  development  costs  consist  primarily  of  personnel  costs for product  development  personnel  and other  related  costs  associated  with the
development  of  new  products,   enhancements  to  existing  products,  quality
assurance and testing.  Software development costs increased 34% to $2.2 million for the three months ended March 31, 2004 from $1.6 million for the three months ended March 31, 2003. The increase in software  development  costs was primarily due to an increase in  employees  required to enhance and test our core  network storage  software  product,  as well as to develop new  innovative  features and options.  In addition,  as we entered into agreements with new OEM partners,  we required  additional  employees to test and  customize our software with our OEM partners'  products.  In the  fourth  quarter of 2003,  we opened a  development office in China to assist in our development  efforts which also  contributed to the increase in software development costs. We intend to continue recruiting and hiring product development personnel to support our development process.

SELLING AND MARKETING

      Selling and marketing  expenses  consist  primarily of sales and marketing personnel  and  related  costs,  travel,  public  relations  expense,  marketing literature  and  promotions,  commissions,  trade show  expenses,  and the costs associated  with our  foreign  sales  offices.  Selling and  marketing  expenses increased  30% to $3.3  million for the three  months  ended March 31, 2004 from
$2.5  million  for the three  months  ended March 31,  2003.  As a result of the increase in revenue and interest in our  software,  our  commission  expense and travel expenses increased. In addition, we continued to hire new sales and sales support  personnel and expand our worldwide  presence to accommodate our revenue growth.  We believe  that to  continue to grow  sales,  our sales and  marketing expenses will continue to increase.

GENERAL AND ADMINISTRATIVE

      General and  administrative  expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead  costs.  General  and  administrative  expenses  increased  17% to $0.8 million for the three  months  ended  March 31,  2004 from $0.7  million for the three months ended March 31,  2003.  The increase in general and  administrative expenses was primarily due to an increase in headcount as well as an increase in amortization related to patents.

INTEREST AND OTHER INCOME

      We  invest  our  cash,  cash  equivalents  and  marketable  securities  in government securities and other low risk investments.  Interest and other income decreased  36% to $0.2  million for the three  months  ended March 31, 2004 from
$0.3  million  for the three  months  ended  March 31,  2003.  This  decrease in interest  income was due to lower  interest  rates and lower average cash,  cash equivalent and marketable securities balances.

INCOME TAXES

      We did not record a tax benefit  associated with the pre-tax loss incurred from the period from inception (February 10, 2000) through March 31, 2004, as we deemed that it was more likely than not that the deferred tax assets will not be realized based on our early stage  operations.  Accordingly,  we provided a full valuation  allowance  against  our net  deferred  tax  assets.  Our  income  tax provision consists of tax liabilities related to our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

      Our  cash  and cash  equivalents  totaled  $13.1  million  and  marketable securities totaled $22.5 million at March 31, 2004. As of March 31, 2003, we had approximately  $15.6 million in cash and cash  equivalents  and $30.7 million in
marketable  securities.   The  reasons  for  this  decrease  in  cash  and  cash
equivalents and marketable  securities are discussed below.  Because we have not yet been  profitable,  the  major  use of our cash has been to fund  operations.
Until  we  reach  profitability,  we  will  continue  to use  our  cash  to fund operations.

      In  November,  2003 we moved our  headquarters  to a larger  facility.  We continued to invest in our infrastructure to support our long-term growth during the three  months  ended March 31,  2004.  We made  investments  in property and equipment and we increased  the number of employees  during the first quarter of
2004.

      We currently do not have any debt and our only  material  commitments  are related to our office leases.

      In  connection  with our  acquisition  of IP Metrics in July 2002, we must make  cash  payments  to  the  former  shareholders  of IP  Metrics,  which  are contingent  on the level of revenues  from IP Metrics  products  for a period of twenty-four  months subsequent to the acquisition.  In 2003, we made payments to the former  shareholders of IP Metrics totaling $287,130.  As of March 31, 2004, we accrued $0.2 million of additional purchase consideration related to sales of
IP Metrics products.

      In October 2001, our Board of Directors authorized the repurchase of up to two million shares of our outstanding  common stock. Since October 2001, 235,000 shares have been repurchased at an aggregate purchase price of $1.4 million.  No shares were repurchased in 2003 or in the first quarter of 2004.

      Net cash used in operating  activities  totaled $0.5 million for the three months ended March 31, 2004. This was primarily a result of our net loss of $2.2 million,  an increase in other assets and a decrease in accrued expenses.  These amounts were partially offset by non-cash charges of $0.9 million  consisting of depreciation and amortization,  non-cash  professional  services  expenses,  and equity-based  compensation.  Additional  offsetting amounts include decreases in accounts receivable, prepaid expenses and other current assets, and increases in accounts payable and deferred revenue. Net cash used in operating activities for the  three  months  ended  March  31,  2003 was $0.3  million.  The cash used in operating  activities  for the three  months  ended  March 31,  2003 was  mainly comprised  of our net loss of $1.7  million,  an increase in other  assets and a decrease in accrued  expenses.  These amounts were partially  offset by non-cash charges of $0.7 million  consisting of depreciation and  amortization,  non-cash
professional  services  expenses,  and  equity-based  compensation.   Additional
offsetting  amounts include decreases in accounts  receivable,  prepaid expenses and other current assets and increases in accounts payable and deferred revenue.

      Net cash provided by investing  activities  was $4.8 million for the three months ended March 31, 2004, due primarily to net sales of marketable securities of $5.5 million.  This amount was partially  offset by purchases of property and equipment of $0.6 million and  purchases of  intangible  assets of $0.1 million.
Net cash used in  investing  activities  was $4.5  million for the three  months ended March 31, 2003,  due  primarily to net sales of  marketable  securities of
$6.0  million.  This amount was  partially  offset by  purchases of property and equipment of $0.7 million and purchases of software licenses of $0.8 million.

      Net cash  provided  by  financing  activities  was $0.3  million  and $0.1 million for the three months ended March 31, 2004 and 2003, respectively.  These amounts were related to the exercise of stock options.

      Our only material contractual  obligations relate to our operating leases.
We have an operating  lease covering our primary office facility that expires in
February,  2012.  We also have  several  operating  leases  related  to a second domestic office and offices in foreign countries. The expiration dates for these leases range from 2004 through 2012.

      For the three months ended March 31, 2003 we paid $2.9 million  related to discontinued  operations.  As of December 31, 2003, all significant  liabilities related to our discontinued operations had been paid.

      We  believe  that our  current  balance  of  cash,  cash  equivalents  and
marketable  securities,   and  expected  cash  flows  from  operations  will  be
sufficient to meet our cash requirements for at least the next twelve months.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In  April  2003,  the  Financial   Accounting   Standards  Board  ("FASB")
determined that stock-based  compensation  should be recognized as a cost in the financial  statements and that such cost be measured according to the fair value of the stock  options.  The FASB has not as yet  finalized the  methodology  for calculating  fair  value and plans to issue an  accounting  standard  that would become  effective in 2005.  We will continue to monitor  communications  on this subject  from the FASB to  determine  the impact on our  consolidated  financial statements.

                                  RISK FACTORS

WE HAVE HAD LIMITED REVENUES AND A HISTORY OF LOSSES,  AND WE MAY NOT ACHIEVE OR
MAINTAIN PROFITABILITY.

      We have had limited  revenues and a history of losses.  For the year ended
December 31, 2003 and the three months ended March 31, 2004,  we had revenues of
$16.9  million and $5.3  million,  respectively.  For the period from  inception
(February 10, 2000) through March 31, 2004,  for the fiscal year ended  December
31, 2003 and for the three  months  ended March 31,  2004,  we had net losses of
$33.3  million,  $7.4  million and $2.2  million,  respectively.  We have signed contracts  with  resellers and original  equipment  manufacturers,  or OEMs, and believe that as a result of these contracts, our revenues should increase in the future,  although we are unable to predict  whether we will be  profitable.  Our business model depends upon signing  agreements  with  additional OEM customers, further  developing our reseller  sales channel,  and expanding our sales force.
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

o     competitive  conditions  in the network  storage  infrastructure  software market.

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

DUE  TO  THE  UNCERTAIN  AND  SHIFTING   DEVELOPMENT  OF  THE  NETWORK   STORAGE
INFRASTRUCTURE  SOFTWARE MARKET,  WE MAY HAVE DIFFICULTY  ACCURATELY  PREDICTING
REVENUE FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES.

      The rapidly evolving nature of the network storage infrastructure software market in which we sell our  products,  and other  factors  that are  beyond our control,  reduces our ability to  accurately  forecast our  quarterly and annual revenue. However, we use our forecasted revenue to establish our expense budget.
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

OUR  PRODUCTS  MUST  CONFORM TO  INDUSTRY  STANDARDS  IN ORDER TO BE ACCEPTED BY
CUSTOMERS IN OUR MARKETS.

      Our  current  products  are  only  one  part of a SAN or NAS  system.  All components  of these  systems  must comply with the same  industry  standards in order to operate together efficiently. We depend on companies that provide other components  of these  systems to conform to industry  standards.  Some  industry standards  may not be widely  adopted or  implemented  uniformly,  and competing standards  may emerge that may be  preferred by OEM  customers or end users.  If other  providers of components do not support the same industry  standards as we do, or if  competing  standards  emerge,  our  products  may not achieve  market acceptance, which would adversely affect our business.

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

WE MUST MAINTAIN OUR EXISTING  RELATIONSHIPS AND DEVELOP NEW RELATIONSHIPS  WITH
STRATEGIC INDUSTRY PARTNERS.

      Part of our  strategy is to partner  with major  third-party  software and hardware  vendors who integrate our products into their offerings  and/or market our  products  to  others.  These  strategic  partners  often have  customer  or distribution  networks  to which we  otherwise  would  not  have  access  or the development  of  which  would  take up  large  amounts  of our  time  and  other resources.  There is intense  competition to establish  relationships with these strategic partners.  We cannot guarantee that our current strategic partners, or those companies with whom we may partner in the future,  will continue to be our partners for any period of time.

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

o     new products or enhancements from us or our competitors;

o     import or export restrictions on our proprietary technology; and

o     personnel changes.

      Many of our  expenses  are  relatively  fixed and  difficult  to reduce or modify.  As a result,  the fixed nature of our expenses will magnify any adverse effect of a decrease in revenue on our operating results.

OUR STOCK PRICE MAY BE VOLATILE

      The market price of our common stock has been volatile in the past and may be volatile in the future.  For  example,  during the past twelve  months  ended
March 31,  2004,  the market  price of our common  stock as quoted on the NASDAQ
National Market System fluctuated  between $3.56 and $10.32. The market price of our common stock may be significantly affected by the following factors:

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING  OPTIONS AND WARRANTS,  THE EXERCISE
OF WHICH WOULD DILUTE THE THEN-EXISTING  STOCKHOLDERS'  PERCENTAGE  OWNERSHIP OF
OUR COMMON STOCK.

      As of March 31, 2004, we had outstanding  options and warrants to purchase an aggregate  of  10,341,747  shares of our common  stock at a weighted  average exercise price of $4.37 per share.  We also have 1,310,855  shares  reserved for issuance under our stock option plans with respect to options that have not been granted.

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

IF WE ARE REQUIRED TO RECOGNIZE  THE FAIR VALUE OF STOCK  OPTIONS  GRANTED AS AN
EXPENSE, OUR RESULTS OF OPERATIONS WILL BE IMPACTED NEGATIVELY.

      The Financial Accounting Standards Board ("FASB") has formally proposed to require  companies  to  recognize  the fair  value of stock  options  and  other stock-based  compensation to employees as compensation  expense in the statement of operations for the 2005 reporting periods.  The methodology for valuing stock options or other  stock-based  compensation  has not yet been finalized.  If the
FASB  proposal  is  adopted,  there will be a negative  impact on our results of operations.

OUR BUSINESS  COULD BE  MATERIALLY  AFFECTED AS A RESULT OF A NATURAL  DISASTER,
TERRORIST ACTS, OR OTHER CATASTROPHIC EVENTS

      In  August,  2003,  our  business  was  interrupted  due to a large  scale blackout in the  northeastern  United States.  While our new facilities  contain redundant  power supplies and  generators, our operations, and the operations of our industry partners,  remain  susceptible to fire,  floods,  power loss, power shortages, telecommunications failures, break-ins and similar events.

      Terrorist   actions   domestically   or  abroad  could  lead  to  business
disruptions  or to  cancellations  of customer  orders or a general  decrease in corporate spending on information technology, or could have direct impact on our marketing,  administrative  or financial  functions and our financial  condition could suffer.

THE  INTERNATIONAL  NATURE OF OUR BUSINESS  COULD HAVE AN ADVERSE  AFFECT ON OUR
OPERATING RESULTS.

      We sell our products worldwide.  Accordingly,  our operating results could be  materially  adversely  affected  by various  factors  including  regulatory, political,  or  economic  conditions  in a specific  country  or  region,  trade protection measures and other regulatory requirements, and acts of terrorism and international conflicts.

      Our  international  sales are denominated  primarily in U.S.  dollars.  An increase in the value of the U.S.  dollar relative to foreign  currencies  could make our products more expensive and, therefore, potentially less competitive in foreign markets.

      Additional  risks  inherent  in  our  international   business  activities
generally  include,  among others,  longer accounts  receivable  payment cycles, difficulties  in managing  international  operations,  decreased  flexibility in matching  workforce to needs as compared with the U.S., and potentially  adverse tax  consequences.  Such factors could  materially  adversely  affect our future international sales and, consequently, our operating results.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL SUFFER.

      Our success is dependent upon our proprietary technology.  Currently,  the
IPStor  software suite is the core of our  proprietary  technology.  We have one
patent  issued,  multiple  pending  patent  applications,   numerous  trademarks
registered and multiple  pending  trademark  applications  related to our IPStor product.  We cannot predict  whether we will receive  patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In addition, the laws of certain countries  in which we sell and  manufacture  our  products,  including  various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

IF  ACTUAL  RESULTS  OR  EVENTS  DIFFER   MATERIALLY   FROM  OUR  ESTIMATES  AND
ASSUMPTIONS,  OUR REPORTED  FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS  FOR
FUTURE PERIODS COULD BE MATERIALLY AFFECTED.

      The   preparation  of  consolidated   financial   statements  and  related
disclosure in accordance with generally  accepted  account  principles  requires management to establish  policies that contain  estimates and  assumptions  that affect the amounts  reported in the  consolidated  financial  statements and the accompanying  notes.  Note 1 to the  Consolidated  Financial  Statements in this
Quarterly  Report on Form 10-Q  describes the  significant  accounting  policies essential  to preparing  our  financial  statements.  The  preparation  of these financial statements requires us to make estimates and judgments that affect the reported  amounts of assets,  liabilities,  revenues and  expenses,  and related disclosures. We base our estimates on historical experience and assumptions that we be believe to be reasonable  under the  circumstances.  Actual future results may differ  materially from these estimates.  We evaluate,  on an ongoing basis, our estimates and assumptions.

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

ITEM 4.     CONTROLS AND PROCEDURES

Under the supervision and with the  participation  of our management,  including our  principal  executive  officer  and  principal  financial  officer,  we have evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and procedures as of the end of the period covered by this report, and, based on  their  evaluation,  our  principal  executive  officer  and  principal financial  officer  have  concluded  that  these  controls  and  procedures  are effective.  No  changes  in  the  Company's  internal  controls  over  financial reporting occurred during the quarter ended March 31, 2004, that have materially affected,  or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Dot Hill  Systems  Corporation  ("Dot  Hill") has brought a third  party  action against us alleging a right to be indemnified for certain potential  liabilities in a patent infringement action by Crossroad System (Texas), Inc.  ("Crossroad")
against Dot Hill in the United States District Court for the Western District of
Texas. In the underlying  action,  Crossroad alleges that multiple products sold by Dot Hill,  including two that incorporate software licensed from us, infringe patents  held by  Crossroad.  While  the  outcome  of  litigation  can  never be predicted with certainty,  we believe that we have  meritorious  defenses to the claims asserted by Dot Hill and to the underlying infringement claims. We intend to take any and all action necessary to vigorously defend our products.

In  addition to the action  discussed  above,  we are  subject to various  legal proceedings  and claims,  asserted or  unasserted,  which arise in the  ordinary course of business.  While the outcome of any such  matters  cannot be predicted with  certainty,  we believe that such matters will not have a material  adverse effect on our financial condition or operating results.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  31.1        Certification of the Chief Executive Officer

                  31.2        Certification of the Chief Financial Officer

                  32.1        Certification of Chief Executive  Officer pursuant
                              to Section 906 of the  Sarbanes-Oxley  Act of 2002
                              (18 U.S.C.ss.1350)

                  32.2        Certification of Chief Financial  Officer pursuant
                              to Section 906 of the  Sarbanes-Oxley  Act of 2002
                              (18 U.S.C.ss.1350)

                  99.1        Change of Control  Contract dated February 2, 2004
                              between the Company and James Weber.

            (b)   Reports on Form 8-K

                  On February 4, 2004,  we filed a Form 8-K under Items 5, 7 and
                  12.

                                   SIGNATURES

      Pursuant to the  requirements of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                   FALCONSTOR SOFTWARE, INC.

                                   /s/ James Weber
                                   -----------------------------
                                   James Weber
                                   Chief Financial Officer,
                                   Vice President and Treasurer
                                   (Principal Accounting Officer)

May 10, 2004

