Form 10-Q
period 2004-06-30
FALCONSTOR SOFTWARE INC
filed 2004-08-09
CIK 922521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

/X/   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended              June 30, 2004
                                     -------------------------------------------

/ /   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from _______________ to ____________________

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

            Yes /X/     No / /

            Indicate by check mark  whether  the  registrant  is an  accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

The number of shares of Common Stock issued and  outstanding as of July 31, 2004 was 46,984,172, which includes redeemable common shares.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                            Page

PART I.   Financial Information                                              3

Item 1.   Consolidated Financial Statements                                  3

          Consolidated Balance Sheets at June 30, 2004
            (unaudited) and December 31, 2003                                3

          Unaudited Consolidated Statements of Operations for the
            three and six months ended June 30, 2004 and 2003                4

          Unaudited Consolidated Statements of Cash Flows for the six
            months ended June 30, 2004 and 2003                              5

          Notes to the Unaudited Condensed Consolidated
            Financial Statements                                             6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       12

Item 3.   Qualitative and Quantitative Disclosures about Market Risk        25

Item 4.   Controls and Procedures                                           25

PART II.  Other Information                                                 25

Item 1.   Legal Proceedings                                                 25

Item 2.   Changes in Securities and Use of Proceeds                         26

Item 4.   Submission of Matters to a Vote of Security Holders               26

Item 5.   Other Information                                                 26

Item 6.   Exhibits and Reports on Form 8-K                                  26

PART I.  FINANCIAL INFORMATION
ITEM 1.     Consolidated Financial Statements

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                         June 30, 2004   December 31, 2003
                                                    Assets                                (unaudited)
                                                                                         ------------      ------------

Current assets:
   Cash and cash equivalents .......................................................     $ 12,535,117      $  8,486,144
   Marketable securities ...........................................................       22,167,010        28,199,242
   Accounts receivable, net of allowances of 2,185,078 and
      1,837,934, respectively ......................................................        7,960,190         7,109,922
   Prepaid expenses and other current assets .......................................        1,323,158         1,273,125
                                                                                         ------------      ------------

            Total current assets ...................................................       43,985,475        45,068,433

Property and equipment, net ........................................................        4,182,617         3,861,069
Goodwill ...........................................................................        3,512,796         3,366,642
Other intangible assets, net .......................................................          334,500           396,940
Other assets .......................................................................        3,039,982         3,799,949
                                                                                         ------------      ------------

            Total assets ...........................................................     $ 55,055,370      $ 56,493,033
                                                                                         ============      ============

                             Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ................................................................     $    922,014      $    562,305
   Accrued expenses ................................................................        3,519,753         2,777,391
   Deferred revenue ................................................................        3,057,476         2,202,179
                                                                                         ------------      ------------

              Total current liabilities ............................................        7,499,243         5,541,875

Deferred revenue ...................................................................          877,952           395,609
                                                                                         ------------      ------------

              Total liabilities ....................................................        8,377,195         5,937,484
                                                                                         ------------      ------------

Commitments

Stockholders' equity:
   Convertible preferred stock - $.001 par value, 2,000,000 shares authorized ......             --                --
   Common stock - $.001 par value, 100,000,000 shares authorized,
      47,241,036 and 46,745,330 shares issued, respectively ........................           47,241            46,745
   Additional paid-in capital ......................................................       83,749,741        83,277,981
   Deferred compensation ...........................................................             --              (7,969)
   Accumulated deficit .............................................................      (34,998,187)      (31,063,589)
   Common stock held in treasury, at cost (277,100 and
      235,000 shares, respectively).................................................       (1,714,775)       (1,435,130)
   Accumulated other comprehensive loss ............................................         (405,845)         (262,489)
                                                                                         ------------      ------------

            Total stockholders' equity .............................................       46,678,175        50,555,549
                                                                                         ------------      ------------
            Total liabilities and stockholders' equity .............................     $ 55,055,370      $ 56,493,033
                                                                                         ============      ============

      See accompanying notes to unaudited consolidated financial statements

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Three Months Ended June 30,          Six Months Ended June 30,
                                                              ----------------------------------   -------------------------------

                                                                   2004               2003             2004              2003
                                                              -------------     ----------------   ------------     --------------

Revenues:
Software license revenue ...................................  $  4,915,498      $  3,023,920      $  8,463,329      $  5,710,738
Maintenance revenue ........................................     1,043,202           762,837         1,865,055         1,047,048
Software services and other revenue ........................       524,437           304,120         1,413,551         1,011,998
                                                              ------------      ------------      ------------      ------------
                                                                 6,483,137         4,090,877        11,741,935         7,769,784
                                                              ------------      ------------      ------------      ------------

Operating expenses:
   Amortization of purchased and capitalized
       software.............................................       409,250           338,798           824,298           622,539
   Cost of maintenance, software services and
       other revenue........................................       989,955           591,655         1,967,960         1,183,656
   Software development costs ..............................     2,178,927         1,671,490         4,340,843         3,283,754
   Selling and marketing ...................................     3,401,078         2,637,991         6,714,616         5,186,921
   General and administrative ..............................     1,397,409           698,499         2,208,052         1,390,819
                                                              ------------      ------------      ------------      ------------
                                                                 8,376,619         5,938,433        16,055,769        11,667,689
                                                              ------------      ------------      ------------      ------------
           Operating loss ..................................    (1,893,482)       (1,847,556)       (4,313,834)       (3,897,905)
                                                              ------------      ------------      ------------      -------------

Interest and other income ..................................       188,852           279,528           391,777           597,839
                                                              ------------      ------------      ------------      ------------

         Loss before income taxes ..........................    (1,704,630)       (1,568,028)       (3,922,057)       (3,300,066)

Provision for income taxes .................................         8,461            10,897            12,541            17,712
                                                              ------------      ------------      ------------      ------------

         Net loss ..........................................  $ (1,713,091)     $ (1,578,925)     $ (3,934,598)     $ (3,317,778)
                                                              ------------      ------------      ------------      -------------

Basic and diluted net loss per share .......................  $      (0.04)     $      (0.03)     $      (0.08)     $      (0.07)
                                                              ============      ============      ============      =============

Weighted average basic and diluted shares
   outstanding .............................................    46,859,326        45,848,994        46,750,352        45,675,392
                                                              ============      ============      ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Six Months Ended
                                                                       June 30,
                                                                2004             2003
                                                          -------------     ------------
Cash flows from operating activities:
   Net loss .........................................     $ (3,934,598)     $ (3,317,778)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization ..............        1,853,942         1,320,135
         Non-cash professional services expenses ....           21,092            34,325
         Equity-based compensation expense ..........            7,969           231,738
      Changes in operating assets and liabilities:
         Accounts receivable, net ...................         (850,268)         (326,936)
         Prepaid expenses and other current assets ..          (57,914)          509,044
         Other assets ...............................           (1,948)          (89,389)
         Accounts payable ...........................          359,709            49,515
         Accrued expenses ...........................          596,207           153,606
         Deferred revenue ...........................        1,337,640          (125,208)
                                                          ------------      ------------

            Net cash used in operating activities ...         (668,169)       (1,560,948)
                                                          ------------      ------------

Cash flows from investing activities:
   Sale of marketable securities ....................       22,698,597        11,745,748
   Purchase of marketable securities ................      (16,810,099)       (6,216,791)
   Purchase of investment ...........................             --            (137,710)
   Purchase of property and equipment ...............       (1,245,281)       (1,121,864)
   Purchase of software licenses ....................          (50,000)       (1,171,000)
   Purchase of intangible assets ....................          (43,472)          (90,235)
   Security deposits ................................           (4,501)             --
                                                          ------------      ------------

      Net cash provided by  investing activities ....        4,545,244         3,008,148
                                                          ------------      ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options ..........          451,165           279,061
   Payments to acquire treasury stock ...............         (279,645)             --
                                                          ------------      ------------

      Net cash provided by financing activities .....          171,520           279,061
                                                          ------------      ------------

Cash flows from discontinued operations:
   Payments of liabilities of discontinued operations             --          (3,012,527)
                                                          ------------      ------------

Effect of exchange rate changes on cash .............              378           (54,802)
                                                          ------------      ------------

Net increase (decrease) in cash and cash equivalents         4,048,973        (1,341,068)

Cash and cash equivalents, beginning of period ......        8,486,144        14,191,075
                                                          ------------      ------------

Cash and cash equivalents, end of period ............     $ 12,535,117      $ 12,850,007
                                                          ============      ============

The Company did not pay any interest  expense or income taxes for the six months ended June 30, 2004 and 2003. See accompanying  notes to unaudited  consolidated financial statements.

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

(c)   UNAUDITED INTERIM FINANCIAL INFORMATION

      The unaudited interim consolidated  financial statements of the Company as of and for the three  and six  months  ended  June 30,  2004 and 2003,  included herein have been prepared,  without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC").  Certain information and note disclosures  normally  included in financial  statements  prepared in accordance with accounting  principles  generally  accepted in the United States of America have been condensed or omitted  pursuant to such rules and regulations  relating to interim financial statements.

      In the opinion of management, the accompanying unaudited interim condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2004 and the results of its  operations for the three months and six months ended June 30, 2004 and 2003.

(d)   CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Company considers all highly liquid  investments with a maturity of three months or less when purchased to be cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$11.0 million at June 30, 2004.  Marketable securities at June 30, 2004 amounted to $22.2 million and  consisted of corporate  bonds and  government  securities, which are classified as available for sale, and  accordingly,  unrealized  gains and losses on marketable  securities are reflected as a component of accumulated other comprehensive loss in stockholders' equity.

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

         For the quarters ended June 30, 2004 and June 30, 2003, the Company had a limited number of transactions in which it purchased hardware and bundled this hardware  with the  Company's  software  and sold the  bundled  solution  to its customer.  Since the  software is not  essential  for the  functionality  of the equipment included in the Company's bundled solutions, and both the hardware and software  have stand alone value to the customer,  a portion of the  contractual fees is recognized  as revenue when the software or hardware is delivered  based on the relative fair value of the delivered element(s).

(f)   PROPERTY AND EQUIPMENT

      Property and  equipment are recorded at cost.  Depreciation  is recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years).

(g)   GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill represents the excess of the purchase price over the estimated fair value of net  tangible  and  identifiable  intangible  assets  acquired  in
business  combinations.   Consistent  with  Statement  of  Financial  Accounting
Standards  ("SFAS") 142, Goodwill and Other Intangible  Assets,  the Company has
not  amortized  goodwill  related to its  acquisitions,  but instead  tested the balance for impairment.  The Company's annual impairment assessment is performed as of  December  31st of each  year,  and  additionally  if events or changes in circumstances  indicate  that it is more  likely  than  not  that  the  asset is impaired.  Identifiable intangible assets are amortized over a three-year period using the straight-line method. Amortization expense was $54,169 and $34,940 for the three  months ended June 30, 2004 and 2003,  respectively,  and $105,912 and
$66,615 for the six months ended June 30, 2004 and 2003, respectively. The gross carrying amount and accumulated  amortization of other  intangible  assets as of
June 30, 2004 and December 31, 2003 are as follows:

                                          June 30,     December 31,
                                           2004            2003
                                         ---------     ------------

          Customer relationships and
          purchased technology:

           Gross carrying amount        $ 216,850      $ 216,850
           Accumulated amortization      (144,566)      (108,425)
                                        ---------      ---------

           Net carrying amount          $  72,284      $ 108,425
                                        =========      =========

           Patents and trademarks:

           Gross carrying amount        $ 435,703      $ 392,231
           Accumulated amortization      (173,487)      (103,716)
                                        ---------      ---------

           Net carrying amount          $ 262,216      $ 288,515
                                        =========      =========

(h)   SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

         Costs  associated  with the  development  of new software  products and enhancements  to existing  software  products  are  expensed  as incurred  until technological  feasibility  of the  product has been  established.  Based on the
Company's product development process,  technological feasibility is established upon completion of a working model.  The Company did not capitalize any software development costs until its initial product reached technological feasibility at the end of March 2001. Until such product was released,  the Company capitalized
$94,570 of software  development  costs,  of which $7,881 was  amortized for the three  months  ended  June 30,  2003.  Software  development  costs  were  fully amortized as of June 30, 2004.  For the six months ended June 30, 2004 and 2003,
$7,881 and $15,762 of software  development costs were amortized,  respectively.
Amortization  of  software  development  costs is  recorded  at the  greater  of straight  line over three  years or the ratio of current  revenue of the related products to total current and anticipated future revenue of these products.

         Purchased  software  technology of $1,615,417  and  $2,381,833,  net of accumulated  amortization  of $3,295,583  and  $2,479,167,  is included in other assets  in the  balance  sheets  as of June 30,  2004  and  December  31,  2003, respectively.  Amortization  expense was  $409,250  and  $330,917  for the three months ended June 30, 2004 and 2003, respectively, and $816,416 and $606,778 for the six months ended June 30, 2004 and 2003, respectively.

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
COMPENSATION,  AN  INTERPRETATION  OF APB  OPINION  NO.  25 to  account  for its fixed-plan stock options.  Under this method,  compensation  expense is recorded only if on the date of grant only if the current  market price of the underlying stock exceeded the exercise  price.  SFAS No. 123,  ACCOUNTING  FOR  STOCK-BASED
COMPENSATION,   established  accounting  and  disclosure  requirements  using  a fair-value-based  method of accounting  for  stock-based  employee  compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based  method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

          Had the Company  determined  stock-based  compensation cost based upon the fair value method under SFAS No. 123, the  Company's  pro forma net loss and diluted  net loss per share would have been  adjusted  to the pro forma  amounts indicated below:

                                                      Three Months Ended June 30,       Six Months Ended June 30,
                                                      ---------------------------       -------------------------

                                                         2004             2003             2004              2003
                                                         ----             ----             ----              ----

Net loss as reported                                 $(1,713,091)     $(1,578,925)     $(3,934,598)     $(3,317,778)

Add stock-based employee compensation expense
included  in reported net income, net of tax                --            115,861            7,969          231,738

Deduct total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of tax                            (2,035,104)      (1,688,785)      (3,718,235)      (3,005,827)
                                                     -----------      -----------      -----------      -----------

Net loss - pro forma                                 $(3,748,195)     $(3,151,849)     $(7,644,864)     $(6,091,867)
                                                     ===========      ===========      ===========      ===========

Basic net loss per common share-as reported          $      (.04)     $      (.03)     $      (.08)     $      (.07)

Basic net loss per common share-pro forma            $      (.08)     $      (.07)     $      (.16)     $      (.13)

The per share weighted average fair value of stock options granted was $5.18 and
$3.20 for the three months ended June 30, 2004 and 2003, respectively, and $5.41 and $3.07 for the six months ended June 30, 2004 and 2003, respectively,  on the date of grant using the  Black-Scholes  option pricing method with the following weighted average assumptions:

2004--expected  dividend  yield of 0%, risk free interest  rate of 3%,  expected stock  volatility  ranging from 116% to 160% and an expected option life of five years for options granted to employees of the Company, and an option life of ten years for options granted to non-employees;

2003--expected  dividend  yield of 0%, risk free interest  rate of 3%,  expected stock  volatility  ranging from 68% to 153% and an expected  option life of five years for options granted to employees of the Company, and an option life of ten years for options granted to non-employees;

(l)   FINANCIAL INSTRUMENTS

         As of June 30,  2004  and  December  31,  2003,  the fair  value of the
Company's financial  instruments  including cash and cash equivalents,  accounts receivable,  accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

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

(n)   EARNINGS PER SHARE (EPS)

         Basic EPS is computed based on the weighted average number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to net  losses for the  periods  presented,  all common  stock equivalents  were excluded from diluted net loss per share. As of June 30, 2004, potentially  dilutive common stock equivalents  included 9,521,257 stock options outstanding and 750,000 warrants outstanding.

(o)   COMPREHENSIVE LOSS

         Comprehensive  loss amounted to $1,772,848 and $1,514,677 for the three months ended June 30, 2004 and 2003, respectively, and $4,077,954 and $3,384,196 for the six months  ended June 30,  2004 and 2003,  respectively.  Comprehensive
loss  includes  the  Company's  net  loss  and  foreign   currency   translation
adjustments  of $(63,699) and $(49,365) for the three months ended June 30, 2004 and 2003, respectively, and $378 and $(54,802) for the six months ended June 30,
2004 and 2003,  respectively.  Additionally,  comprehensive  loss  includes  the
Company's  unrealized  gains/(losses)  on  marketable  securities  of $3,942 and
$113,613 for the three months  ended June 30, 2004 and 2003,  respectively,  and
$(143,734)  and  $(11,616)  for the six  months  ended  June 30,  2004 and 2003, respectively.

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

(q)   NEW ACCOUNTING PRONOUNCEMENTS

            In April 2003,  the Financial  Accounting  Standards  Board ("FASB")
determined that stock-based  compensation  should be recognized as a cost in the financial  statements and that such cost be measured according to the fair value of the stock options.  The FASB plans to issue an accounting standard that would become effective in 2005. The Company will continue to monitor communications on this subject from the FASB to determine the impact on the Company's consolidated financial statements.

(r)   RECLASSIFICATIONS

         Certain  reclassifications  have been made to prior year's consolidated financial statements to conform to the current year's presentation.

(2)   SEGMENT REPORTING

         The Company is organized in a single operating  segment for purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers in the  following  geographical  areas for the three and six months  ended June 30,  2004 and June 30, 2003 and the  location  of  long-lived assets as of June 30, 2004 and December 31, 2003 are summarized as follows:

                                    Three Months Ended June 30,     Six Months Ended June 30,
                                    --------------------------      -------------------------

                                     2004             2003           2004            2003
                                     ----             ----           ----            ----

United States                    $ 3,888,657     $ 2,179,226     $ 6,502,730     $ 4,480,792
Asia and other international       2,594,480       1,911,651       5,239,205       3,288,992
                                 -----------     -----------     -----------     -----------

      Total revenues             $ 6,483,137     $ 4,090,877     $11,741,935     $ 7,769,784
                                 ===========     ===========     ===========     ===========

                                                                    June 30,       December 31,
                                                                      2004            2003
                                                                   ------------    -----------

          Long-lived assets (includes all non-current assets):

          United States                                            $10,068,644     $10,329,876
          Asia and other international                               1,001,251       1,094,724
                                                                   -----------     -----------

                                    Total long-lived assets        $11,069,895     $11,424,600
                                                                   ===========     ===========

(3)   STOCK REPURCHASE PROGRAM

           On  October  25,  2001,  the  Company  announced  that  its  Board of
Directors authorized the repurchase of up to two million shares of the Company's outstanding  common stock. The repurchases may be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management based on market  conditions.  During the quarter ended June 30, 2004, the Company purchased 42,100 shares of its common stock in open market purchases for a total cost of $279,645.  As of June 30, 2004,  the Company  repurchased  a total of 277,100 shares for $1,714,775.

(4)   CONTINGENCIES

            Dot Hill  Systems  Corporation  ("Dot  Hill")  brought a third party action  against  the  Company  alleging a right to be  indemnified  for  certain potential  liabilities  in a patent  infringement  action by  Crossroad  Systems
(Texas),  Inc.  ("Crossroads")  against Dot Hill in the United  States  District
Court for the Western  District of Texas. In the underlying  action,  Crossroads alleges that multiple products sold by Dot Hill,  including two that incorporate software licensed from the Company,  infringe certain patents held by Crossroads
(the "Crossroads  Patents").  The Company subsequently brought an action against
Crossroads  claiming,  among other things, that the FalconStor products licensed to Dot Hill and its subsidiary do not infringe the Crossroads patents,  and that the  Crossroads  patents  are  invalid or  unenforceable.  Crossroads  brought a counterclaim  against the Company alleging that the Crossroads patents are valid and enforceable,  and that certain  FalconStor  products infringe the Crossroads
Patents.  While the outcome of litigation can never be predicted with certainty, the Company believes that it has meritorious  defenses to the claims asserted by
Dot Hill and that the Company's positions  regarding validity,  unenforceability and non-infringement are correct. The Company intends to take any and all action necessary to vigorously defend the Company's products.

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

(5)   STOCK OPTION PLAN

           On May 14, 2004, the Company's  stockholders approved an amendment to the Company's  2000 Stock Option Plan to increase the number of shares of common
stock  reserved  for  issuance   thereunder  by  1,500,000  from  12,662,296  to
14,162,296.  In addition,  the Company's  stockholders approved the 2004 Outside
Director Stock Option Plan (the "2004 Plan"). A maximum of 300,000 of authorized but unissued or treasury shares of the common stock of the Company may be issued upon the exercise of the options granted under the 2004 Plan.

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
RISKS AND  UNCERTAINTIES,  AND THAT ACTUAL  RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  PROJECTED IN THE  FORWARD-LOOKING  STATEMENTS.  THE FOLLOWING  DISCUSSION
SHOULD BE READ TOGETHER WITH THE CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES TO
THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

         The  second  quarter  of 2004 was  another  quarter  of growth  for our
Company.  Our revenues  increased 58% compared with the second  quarter of 2003, and 23% compared with the first quarter of 2004.  This ongoing  growth  reflects the continued success and acceptance of our products in the marketplace.

            We saw  increases in sales by both our  resellers  and our strategic
OEM partners.  As we expected would happen in the second quarter of 2004, and as we anticipate will be the case for several additional  quarters,  the percentage of  revenues  attributable  to  sales by our OEM  partners  as  compared  to our resellers  increased.  This increase in sales attributable to OEMs is one of the key factors we look to for the future growth of our business.

         During  the  second   quarter  of  2004,   we  announced   several  OEM
relationships,  including an agreement  with EMC  Corporation.  The EMC solution that  incorporates  portions  of our  technology  began  shipping  in the second quarter.

            Our  deferred  revenues  also  increased  on both a  second  quarter
2004/second   quarter  2003  and  a  second  quarter   2004/first  quarter  2004
comparison.  We  believe  this is an  indicator  of the  health of our  business because it reflects, in part, maintenance renewals from satisfied customers.

            Our  expenses  for the  second  quarter  of 2004  increased  by $2.4 million,  or 41%  compared  with the second  quarter  of 2003.  An  increase  in expenses  was  expected  and is  attributable  primarily  to:  increases  in our research and  development,  quality  assurance,  support and sales  staffs;  the higher cost of our new headquarters  compared with our old office space; and the purchase  of  additional  hardware  and  software  to support and to develop our products.  All of these  increases  were  necessary to support the growth of our business.  In addition,  we incurred $0.6 million in expenses  related to patent litigation which is discussed in Note 4 to our financial  statements and in Part
II, Item 1 of this Form 10-Q. We are unable to predict what our future  expenses related to the patent litigation will be.

            We try to contain the growth of our expenses by  exercising  prudent oversight of spending.  To that end,  expenses related to the growth and support of our business, and other recurring expenses,  increased only $0.1 million from the first quarter of 2004.  Overall,  expenses  increased  $0.7 million from the first quarter of 2004. The  additional  $0.6 million in expenses were related to patent litigation. We anticipate that our overall expenses for the third quarter of 2004 will continue to increase.  The cost of  compliance  with Section 404 of the Sarbanes-Oxley Act of 2002 will contribute to this overall increase.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 2003.

Revenues for the three months ended June 30, 2004  increased 58% to $6.5 million compared  with $4.1  million  for the three  months  ended  June 30,  2003.  Our operating  expenses  increased  41% from $5.9 million for the three months ended
June 30, 2003 to $8.4 million for the three months ended June 30, 2004. Net loss increased  8% from $1.6 million for the three months ended June 30, 2003 to $1.7 million for the three months  ended June 30, 2004.  The increase in revenues was mainly due to an increase in demand for our network storage  solution  software.
Revenue  contribution  from our OEM partners  increased to over 20% of our total revenue for the three months ended June 30, 2004, and the remaining  revenue was derived from resellers and  distributors.  Expenses  increased in all aspects of our business to support our growth. In November,  2003 we moved our headquarters to a larger  facility and for the three months ended June 30, 2004, we increased the number of employees and continued to invest in  infrastructure by purchasing additional  computers and  equipment.  We also increased the number of employees from  150 as of June  30,  2003 to 189 as of June  30,  2004.  In  addition,  we incurred $0.6 million in expenses related to patent litigation.

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

            Software  license  revenue  increased  63% from $3.0 million for the three months ended June 30, 2003 to $4.9 million for the three months ended June
30,  2004.  Increased  market  acceptance  and demand for our  product  were the primary  drivers of the  increase  in  software  license  revenue.  A  continued
increase  in the number of our  channel  partners  and OEMs also  increased  our revenues.  We  expect  software  license  revenue  to  continue  to grow and the percentage of software license revenue derived from OEM partners to increase.

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

            Maintenance,  software  services and other revenues are comprised of software  maintenance and technical  support,  professional  services  primarily related to the implementation of our software,  engineering services,  and sales of computer  hardware.  Revenue derived from  maintenance and technical  support contracts is deferred and recognized  ratably over the  contractual  maintenance term. Professional services revenue is recognized in the period that the related services are performed.  Revenue from engineering  services is primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed.  For the three months ended June 30, 2004, we had a limited number of transactions  in which we purchased  hardware and bundled this hardware with our software  and sold the  bundled  solution  to our  customer.  A  portion  of the contractual  fees is  recognized  as revenue  when the  hardware  or software is delivered to the  customer  based on the  relative  fair value of the  delivered element(s).  Through  June 30,  2004,  the  software  and  hardware  in  bundled solutions have almost always been delivered to the customer in the same quarter.
Maintenance,  software  services and other revenue increased 47% to $1.6 million for the three  months ended June 30, 2004 from $1.1 million for the three months ended June 30, 2003.

            The major  factor  behind  the  increase  in  maintenance,  software services  and other  revenue was an increase  in the number of  maintenance  and technical  support  contracts we sold. As we are in business  longer,  and as we license more software,  we expect these revenues will continue to increase.  The majority  of our  new  customers  purchase  maintenance  and  support  and  most customers  renew their  maintenance  and support after their  initial  contracts expire.  Maintenance  revenue  increased  from $0.8 million for the three months ended June 30, 2003 to $1.0  million for the three  months  ended June 30, 2004.
Growth in our professional  services sales,  which increased by $0.3 million for the three months ended June 30, 2004  compared  with the three months ended June
30,  2003,  also  contributed  to the  increase in software  services  and other revenues.  This  increase in  professional  services  revenue was related to the increase in our software license customers that elected to purchase professional services.  Additionally,  our hardware sales decreased from  approximately  $0.3 million for the three months ended June 30, 2003 to  approximately  $0.2 million for the three  months  ended June 30,  2004.  This  decrease was the result of a decrease in demand from our customers for bundled solutions.

            We expect  maintenance,  software  services  and other  revenues  to continue to increase.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

         To remain  successful in the network storage  solutions market, we must continually  upgrade our  software by  enhancing  the  existing  features of our products and by adding new features and products.  We often evaluate  whether to develop these new offerings  in-house or whether we can achieve a greater return on investment by purchasing or licensing  software from third parties.  Based on our evaluations we have purchased or licensed  various software for resale since
2001.  Amortization  of purchased and capitalized  software  increased from $0.3 million for the three  months  ended June 30, 2003 to $0.4 million for the three months ended June 30, 2004. The increase in amortization  expense was due to our purchase of an additional  $0.7 million of software  licenses  subsequent to the second  quarter of 2003.  As of June 30, 2004,  we had $4.9 million of purchased software  licenses  that are being  amortized  over three  years.  For the three months ended June 30, 2004, we recorded $0.4 million of amortization  related to these purchased software  licenses.  As of June 30, 2003, we had $4.2 million of
purchased   software  licenses  and  recorded   approximately  $0.3  million  of
amortization for the three months ended June 30, 2003 related to these purchased software  licenses.  We will continue to evaluate third party software  licenses and may  make  additional  purchases,  which  would  result  in an  increase  in amortization expense.

         The Company did not capitalize any software development costs until our initial product reached technological  feasibility in March 2001. At that point, we  capitalized  $0.1  million of software  development  costs,  which are being amortized  at the  greater of  straight  line over  three  years or the ratio of current revenue of the related products to total current and anticipated  future revenue of these products. Amortization of capitalized software costs was $7,881 for the three months ended June 30, 2003.  Capitalized software costs were fully amortized as of the end of the first quarter of 2004.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

         Cost of  maintenance,  software  services and other  revenues  consists primarily  of  personnel  and other costs  associated  with  providing  software implementations,  technical support under maintenance  contracts,  and training.
Cost of maintenance, software services and other revenues also includes the cost of hardware  purchased for resale.  Cost of maintenance,  software  services and other revenues for the three months ended June 30, 2004 increased by 67% to $1.0 million  compared to $0.6 million for the three months ended June 30, 2003.  The increase  in cost of  maintenance,  software  services  and  other  revenue  was principally due to an increase in personnel.  As a result of our increased sales of maintenance and support  contracts and professional  services,  we required a higher  number of employees to provide  technical  support and to implement  our software.  Our cost of  maintenance,  software  services and other  revenue will continue to grow in absolute dollars as our revenue increases.

         Gross  profit for the three months ended June 30, 2004 was $5.1 million or 78% of revenue  compared  to $3.2  million  or 77% of  revenue  for the three months  ended June 30,  2003.  The increase in gross profit and gross margin was directly related to the increase in revenues.

SOFTWARE DEVELOPMENT COSTS

         Software  development  costs consist  primarily of personnel  costs for product  development  personnel  and other  related  costs  associated  with the
development  of  new  products,   enhancements  to  existing  products,  quality
assurance and testing.  Software development costs increased 30% to $2.2 million for the three  months ended June 30, 2004 from $1.7 million for the three months ended June 30, 2003.  The increase in software  development  costs was primarily due to an increase in  employees  required to enhance and test our core  network storage  software  product,  as well as to develop new  innovative  features and options.  In addition,  as we entered into agreements with new OEM partners,  we required  additional  employees to test and  customize our software with our OEM partners'  products.  In the  fourth  quarter of 2003,  we opened a  development office in China to assist in our development  efforts which also  contributed to the increase in software development costs. We intend to continue recruiting and hiring product development personnel to support our development process.

SELLING AND MARKETING

         Selling and marketing expenses consist primarily of sales and marketing personnel  and  related  costs,  travel,  public  relations  expense,  marketing literature  and  promotions,  commissions,  trade show  expenses,  and the costs associated  with our  foreign  sales  offices.  Selling and  marketing  expenses increased 29% to $3.4 million for the three months ended June 30, 2004 from $2.6 million for the three months ended June 30, 2003. As a result of the increase in revenue, our commission expense increased. In addition, we continued to hire new sales  and  sales  support  personnel  and  expand  our  worldwide  presence  to accommodate our revenue growth.  We believe that to continue to grow sales,  our sales and marketing expenses will continue to increase.

GENERAL AND ADMINISTRATIVE

         General and  administrative  expenses  consist  primarily  of personnel costs of general and  administrative  functions,  public company  related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs. General and administrative  expenses increased 100% to
$1.4  million for the three months ended June 30, 2004 from $0.7 million for the three  months ended June 30,  2003.  The increase in general and  administrative expenses  was  primarily  due to an  $0.6  million  increase  in  legal  expense attributable  to the patent  litigation  with  Crossroads  Systems,  Inc. We are unable to predict what our future expenses related to the patent litigation will
be. An increase in the number of employees  also  contributed to the increase in expenses.

INTEREST AND OTHER INCOME

         We invest our cash,  cash  equivalents  and  marketable  securities  in government securities and other low risk investments.  Interest and other income decreased 32% to $0.2 million for the three months ended June 30, 2004 from $0.3 million for the three  months  ended June 30,  2003.  This  decrease in interest income was due to lower interest rates and lower average cash,  cash  equivalent and marketable securities balances.

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

RESULTS OF  OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2004  COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2003.

REVENUES

            Revenues  for the six months  ended June 30, 2004  increased  51% to
$11.7 million compared with $7.8 million for the six months ended June 30, 2003.
Our operating expenses increased 38% from $11.7 million for the six months ended
June 30, 2003 to $16.1 million for the six months ended June 30, 2004.  Net loss increased  19% from $3.3  million for the six months ended June 30, 2003 to $3.9 million for the six months  ended June 30,  2004.  The  increase in revenues was mainly due to an increase in demand for our network storage  solution  software.
Revenue  contribution  from our OEM partners  increased to over 20% of our total revenue for the six months ended June 30, 2004,  and the  remaining  revenue was derived from resellers and  distributors.  Expenses  increased in all aspects of our business to support our growth. In November,  2003 we moved our headquarters to a larger  facility  and, for the six months ended June 30, 2004, we increased the number of employees and continued to invest in  infrastructure by purchasing additional  computers and  equipment.  We also increased the number of employees from  150 as of June  30,  2003 to 189 as of June  30,  2004.  In  addition,  we incurred $0.6 million in expenses related to patent litigation.

SOFTWARE LICENSE REVENUE

            Software license revenue increased 48% from $5.7 million for the six months  ended June 30, 2003 to $8.5  million  for the six months  ended June 30,
2004.  Increased  market  acceptance and demand for our product were the primary drivers of the increase in software license revenue. A continued increase in the number of our channel  partners and OEMs also contributed to the increase in our revenues.  We  expect  software  license  revenue  to  continue  to grow and the percentage of software license revenue derived from OEM partners to increase.

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

            Maintenance,  software  services and other revenue  increased 59% to
$3.3 million for the six months ended June 30, 2004  compared  with $2.1 million for the six months ended June 30, 2003.  The primary  reason for the increase in maintenance,  software  services and other revenue was an increase in the number of our  maintenance  and  technical  support  contracts.  As we are in  business longer, and as we license more software,  we expect these revenues will continue to increase.  The majority of our new customers purchase maintenance and support and most  customers  renew their  maintenance  and support  after their  initial contracts  expire.  Maintenance  revenue increased from $1.0 million for the six months  ended June 30, 2003 to $1.9  million  for the six months  ended June 30,
2004.  Growth in our  professional  service  sales,  which  increased  from $0.3 million  for the six months  ended  June 30,  2003 to $0.7  million  for the six months  ended June 30,  2004,  also  contributed  to the  increase  in  software services and other revenues.  This increase in professional services revenue was related to the  increase  in our  software  license  customers  that  elected to purchase professional services.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

         Amortization of purchased and capitalized  software increased from $0.6 million  for the six months  ended  June 30,  2003 to $0.8  million  for the six months ended June 30, 2004. The increase in amortization  expense was due to our purchase of an additional  $0.7 million of software  licenses  subsequent to the second  quarter of 2003.  As of June 30, 2004,  we had $4.9 million of purchased software  licenses that are being amortized over three years. For the six months ended June 30, 2004, we recorded $0.8 million of  amortization  related to these purchased  software  licenses.  As of June  30,  2003,  we had $4.2  million  of
purchased   software  licenses  and  recorded   approximately  $0.6  million  of
amortization  for the six months ended June 30, 2003 related to these  purchased software licenses.  Amortization of capitalized  software was $7,881 and $15,762 for the six months ended June 30, 2004 and June 30, 2003, respectively.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

         Cost of maintenance,  software  services and other revenues for the six months ended June 30, 2004  increased  by 66% to $2.0  million  compared to $1.2 million  for the six  months  ended  June  30,  2003.  The  increase  in cost of maintenance,  software  services and other  revenues was  principally  due to an increase in personnel.  As a result of our increased  sales of  maintenance  and support  contracts  and  professional  services,  we required a higher number of employees to provide technical  support and to implement our software.  Our cost of  maintenance,  software  services and other  revenue will continue to grow in absolute dollars as our revenue increases.

            Gross profit for the six months ended June 30, 2004 was $8.9 million or 76% of revenues  compared  with $6.0  million or 77% of revenues  for the six months ended June 30, 2003. The increase in gross profit was directly related to the increase in revenues. The decrease in gross margins was primarily due to the increase in amortization of purchased software licenses.

SOFTWARE DEVELOPMENT COSTS

         Software  development  costs  increased 32% to $4.3 million for the six months ended June 30, 2004  compared  with $3.3 million for the six months ended
June 30, 2003. The increase in software  development  costs was mainly due to an increase in  employees  required to enhance  and test our core  network  storage software product,  as well as to develop new innovative features and options. In addition,  as we entered  into  agreements  with new OEM  partners,  we required additional  employees to test and  customize our software with our OEM partners'
products.

SELLING AND MARKETING

         Selling and  marketing  expenses  increased 29% to $6.7 million for the six months  ended June 30, 2004 from $5.2  million for the six months ended June
30, 2003.  This increase in selling and marketing  expenses was partially due to increased  commission  expense,  which is  directly  related to our  increase in revenues.  Additionally,  salary related expenses  increased as we increased our headcount to support our revenue growth.

GENERAL AND ADMINISTRATIVE

         General and  administrative  expenses increased 59% to $2.2 million for the six months  ended June 30, 2004 from $1.4  million for the six months  ended
June 30, 2003. The increase in general and administrative expenses was primarily due to a $0.6  million  increase  in legal  expense  attributable  to the patent litigation  with  Crossroads  Systems,  Inc.  We are unable to predict  what our future  expenses  related to the patent  litigation  will be. An increase in the number of employees also contributed to the increase in expenses.

INTEREST AND OTHER INCOME

         Interest  and other  income  decreased  34% to $0.4 million for the six months  ended June 30, 2004 from $0.6  million for the six months ended June 30,
2003. This decrease in interest income was due to lower interest rates and lower average cash, cash equivalent and marketable securities balances.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash  equivalents  totaled  $12.5  million and  marketable securities  totaled  $22.2 million at June 30, 2004. As of June 30, 2003, we had approximately  $12.9 million in cash and cash  equivalents  and $31.4 million in
marketable  securities.   The  reasons  for  this  decrease  in  cash  and  cash
equivalents and marketable  securities are discussed below.  Because we have not yet been profitable, our cash has been used primarily to fund operations.  Until we reach profitability, we will continue to use our cash to fund operations.

         In November,  2003 we moved our headquarters to a larger  facility.  We continued to invest in our infrastructure to support our long-term growth during the six  months  ended  June 30,  2004.  We made  investments  in  property  and equipment and we increased the number of employees  during the second quarter of
2004.

         We currently do not have any debt and our only material commitments are related to our office leases.

         In connection  with our acquisition of IP Metrics in July 2002, we must make  cash  payments  to  the  former  shareholders  of IP  Metrics,  which  are contingent  on the level of revenues  from IP Metrics  products  for a period of twenty-four  months subsequent to the acquisition.  In 2003, we made payments to the former shareholders of IP Metrics totaling $287,130. As of June 30, 2004, we accrued $0.2 million of additional purchase consideration related to sales of IP
Metrics products, which will be paid in the third quarter of 2004.

         In October 2001, our Board of Directors authorized the repurchase of up to two million shares of our  outstanding  common stock, of which 277,100 shares were repurchased  through June 30, 2004, at an aggregate  purchase price of $1.7 million.  During the quarter ended June 30, 2004, the Company  purchased  42,100 shares  of its  common  stock  in open  market  purchases  for a  total  cost of
$279,645.

         Net cash used in operating  activities totaled $0.7 million for the six months ended June 30, 2004.  This was primarily a result of our net loss of $3.9 million,  and  increases  in accounts  receivable  and prepaid  expenses.  These amounts were partially offset by non-cash charges of $1.9 million  consisting of depreciation and amortization,  non-cash  professional  services  expenses,  and equity-based  compensation.  Additional  offsetting amounts include increases in accounts  payable,  accrued expenses and deferred revenue of $2.3 million in the aggregate.  Net cash used in operating  activities for the six months ended June
30, 2003 was $1.6  million.  The cash used in operating  activities  for the six months  ended June 30, 2003 was mainly  comprised of the  Company's  net loss of
$3.3 million, an increase in accounts receivable and other assets and a decrease in deferred revenue. These amounts were partially offset by non-cash expenses of
$1.6  million,  as well as  decreases  in prepaid  expenses and other assets and increases in accounts payable and accrued expenses.

         Net cash provided by investing  activities was $4.5 million for the six months ended June 30, 2004, due primarily to net sales of marketable  securities of $5.9 million.  This amount was partially  offset by purchases of property and equipment of $1.2  million and  purchases  of software  licenses and  intangible assets of $0.1  million.  Net cash  provided by  investing  activities  was $3.0 million for the six months ended June 30, 2003, primarily due to $5.5 million in net sales of marketable  securities.  This amount was  partially  offset by $1.1 million in purchases of property and equipment, and $1.2 million in purchases of software licenses.

         Net cash provided by financing  activities was $0.2 million for the six months ended June 30, 2004.  This amount was primarily  related to proceeds from the exercise of stock  options of $0.5 million  partially  offset by payments to acquire  treasury  stock  of  $0.3  million.  Net  cash  provided  by  financing activities  was $0.3  million  for the six months  ended June 30, 2003 which was related to the proceeds from the exercise of stock options.

         Our only  material  contractual  obligations  relate  to our  operating leases.  We have an operating  lease covering our primary  office  facility that expires in February,  2012. We also have several  operating  leases related to a second domestic office and offices in foreign  countries.  The expiration  dates for these leases range from 2004 through 2012.

         For the six months ended June 30, 2003, we paid $3.0 million related to liabilities of discontinued operations. As of December 31, 2003, all significant liabilities related to our discontinued operations had been paid.

         We believe  that our  current  balance of cash,  cash  equivalents  and
marketable  securities,   and  expected  cash  flows  from  operations  will  be
sufficient to meet our cash requirements for at least the next twelve months.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In April  2003,  the  Financial  Accounting  Standards  Board  ("FASB")
determined that stock-based  compensation  should be recognized as a cost in the financial statements and that such cost should be measured according to the fair value of the stock options.  The FASB plans to issue an accounting standard that would become  effective in 2005. We will continue to monitor  communications  on this subject from the FASB to determine the impact on our consolidated financial statements.

                                  RISK FACTORS

WE HAVE HAD LIMITED REVENUES AND A HISTORY OF LOSSES,  AND WE MAY NOT ACHIEVE OR
MAINTAIN PROFITABILITY.

         We have had  limited  revenues  and a history of  losses.  For the year ended  December 31, 2003 and the six months ended June 30, 2004, we had revenues of $16.9 million and $11.7 million,  respectively. For the period from inception
(February  10, 2000) through June 30, 2004 and for the six months ended June 30,
2004, we had a net loss of $35.0 million and $3.9 million, respectively. We have signed contracts with resellers and original equipment  manufacturers,  or OEMs, and believe that as a result of these contracts, our revenues should increase in the future, although we are unable to predict whether we will be profitable. Our business model depends upon signing  agreements  with  additional OEM customers, further  developing our reseller  sales channel,  and expanding our sales force.

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

OUR STOCK PRICE MAY BE VOLATILE

         The market price of our common stock has been  volatile in the past and may be volatile in the future. For example,  during the past twelve months ended
June 30,  2004,  the market  price of our  common  stock as quoted on the NASDAQ
National Market System fluctuated  between $4.54 and $10.32. The market price of our common stock may be significantly affected by the following factors:

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING  OPTIONS AND WARRANTS,  THE EXERCISE
OF WHICH WOULD DILUTE THE THEN-EXISTING  STOCKHOLDERS'  PERCENTAGE  OWNERSHIP OF
OUR COMMON STOCK.

         As of June  30,  2004,  we had  outstanding  options  and  warrants  to purchase an  aggregate  of  9,521,257  shares of our common  stock at a weighted average  exercise  price of $4.53  per  share.  We also  have  2,904,733  shares reserved for issuance  under our stock option plans with respect to options that have not been granted.

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

OUR BUSINESS  COULD BE  MATERIALLY  AFFECTED AS A RESULT OF A NATURAL  DISASTER,
TERRORIST ACTS, OR OTHER CATASTROPHIC EVENTS

         In August,  2003,  our  business was  interrupted  due to a large scale blackout in the northeastern United States. While the headquarters facilities we moved in to in November,  2003 contain  redundant power supplies and generators, our operations,  and the operations of our industry partners, remain susceptible to fire,  floods,  power loss,  power  shortages,  telecommunications  failures, break-ins and similar events.

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

         We have already been subject to one action alleging that our technology infringes  patents held by a third party. This and other legal proceedings could subject us to significant  liability for damages or invalidate our  intellectual property rights. The litigation has been expensive and has diverted management's time and attention. Any additional litigation,  regardless of its outcome, would likely be time consuming and expensive to resolve and would divert  management's time and attention.  Any potential  intellectual  property litigation against us could force us to take specific actions, including:

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

ITEM 4.         CONTROLS AND PROCEDURES

Under the supervision and with the  participation  of our management,  including our  principal  executive  officer  and  principal  financial  officer,  we have evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and procedures as of the end of the period covered by this report, and, based on  their  evaluation,  our  principal  executive  officer  and  principal financial  officer  have  concluded  that  these  controls  and  procedures  are effective.  No  changes  in  the  Company's  internal  controls  over  financial reporting  occurred during the quarter ended June 30, 2004, that have materially affected,  or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Dot Hill Systems  Corporation  ("Dot Hill") brought a third party action against us alleging a right to be  indemnified  for certain  potential  liabilities in a patent  infringement  action by Crossroad Systems (Texas),  Inc.  ("Crossroads")
against Dot Hill in the United States District Court for the Western District of
Texas. In the underlying action,  Crossroads alleges that multiple products sold by Dot Hill,  including two that incorporate software licensed from us, infringe certain patents held by Crossroads (the "Crossroads  Patents").  We subsequently brought an action  against  Crossroads  claiming,  among other things,  that the
FalconStor  products licensed to Dot Hill and its subsidiary do not infringe the
Crossroads   patents,   and  that  the   Crossroads   patents   are  invalid  or
unenforceable.  Crossroads  brought a counterclaim  against us alleging that the
Crossroads  patents  are  valid and  enforceable,  and that  certain  FalconStor products  infringe the Crossroads  Patents.  While the outcome of litigation can never be predicted with certainty,  we believe that we have meritorious defenses to the claims  asserted by Dot Hill and that our positions  regarding  validity, unenforceability and non-infringement are correct. We intend to take any and all action necessary to vigorously defend our products.

In  addition to the action  discussed  above,  we are  subject to various  legal proceedings  and claims,  asserted or  unasserted,  which arise in the  ordinary course of business.  While the outcome of any such  matters  cannot be predicted with  certainty,  we believe that such matters will not have a material  adverse effect on our financial condition or operating results.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

                                                      Total Number of                Maximum Number
                                                      Shares Purchased              of Shares that May
       Total Number of          Average Price        as Part of Publicly            Yet Be Purchased
      Shares Purchased          Paid per Share        Announced Plan                 Under the Plan

May, 2004         42,100          $ 6.60                  42,100                       1,722,900

  Total           42,100          $ 6.60                  42,100                       1,722,900

The Company's Board of Directors approved a program, effective October 24, 2001, to  repurchase  up to two million  shares of the  Company's  common  stock.  The program has no expiration date.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 14, 2004.  41,996,151 shares of Common Stock,  90% of the  outstanding  shares,  were  represented  in person or by proxy.

Lawrence  S. Dolin was  elected to serve as a director of the Company for a term expiring in 2007 with 41,270,122 shares voted in favor,  726,029 shares withheld and 0 broker non-votes.

ReiJane  Huai was  elected  to serve as a  director  of the  Company  for a term expiring in 2007 with 41,270,727 shares voted in favor,  725,424 shares withheld and 0 broker non-votes.

The  Company's  2004  Outside  Directors  Stock  Option Plan was  approved  with
27,047,984 shares voted in favor, 1,265,380 shares voted against,  87,960 shares abstained, and 13,594,827 broker non-votes.

An  amendment  to the  Company's  2000  Stock  Option  Plan  was  approved  with
26,562,497 shares voted in favor, 1,731,336 shares voted against, 107,491 shares abstained and 12,594,827 broker non-votes.

The  selection  of KPMG  LLP as  independent  accountants  for the  Company  was ratified with  41,552,605  shares voted in favor,  171,461 shares voted against,
272,085 shares abstained and 0 broker non-votes.

ITEM 5.     OTHER INFORMATION

On August 6, 2004  Steven  Owings  resigned  as a Director of the Company due to personal health issues.

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

            (b)   Reports on Form 8-K

                  On April 28, 2004, we filed a Form 8-K under Items 7 and 12.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FALCONSTOR SOFTWARE, INC.

                                         /s/ James Weber
                                         ---------------
                                         James Weber
                                         Chief Financial Officer, Vice President
                                         and Treasurer
                                         (Principal Accounting Officer)

August 9, 2004

