Form 10-Q
period 2004-09-30
FALCONSTOR SOFTWARE INC
filed 2004-11-09
CIK 922521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

/X/   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934 For the quarterly period ended  SEPTEMBER 30, 2004
                                                           ------------------

/_/   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                   to
                                     ------------------  -----------------------

                         COMMISSION FILE NUMBER 0-23970

                            FALCONSTOR SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                         77-0216135

          (State of Incorporation)       (I.R.S. Employer Identification No.)

           2 HUNTINGTON QUADRANGLE

           MELVILLE, NEW YORK                          11747

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

            Yes X     No

     Indicate by check mark whether the registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act). Yes v No

The number of shares of Common  Stock issued and  outstanding  as of October 26,
2004 was 47,177,845, which includes redeemable common shares.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                           Page

PART I.   Financial Information                                               3

Item 1.   Consolidated Financial Statements                                   3

          Consolidated Balance Sheets at September 30, 2004
                   (unaudited) and December 31, 2003                          3

          Unaudited Consolidated Statements of Operations for the
                   three and nine months ended September 30, 2004 and 2003    4

          Unaudited Consolidated Statements of Cash Flows for the nine
                   months ended September 30, 2004 and 2003                   5

          Notes to the Unaudited Condensed Consolidated
                   Financial Statements                                       6

Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                 12

Item 3.   Qualitative and Quantitative Disclosures about Market Risk         27

Item 4.   Controls and Procedures                                            27

PART II.  Other Information                                                  28

Item 1.   Legal Proceedings                                                  28

Item 5.   Other Information                                                  28

Item 6.   Exhibits and Reports on Form 8-K                                   28

PART I.  FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                                            FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                                                   SEPTEMBER 30, 2004    DECEMBER 31, 2003
                                                                                   ------------------    -----------------
                                                    ASSETS                             (UNAUDITED)
Current assets:
   Cash and cash equivalents ......................................................   $ 13,909,687          $  8,486,144
   Marketable securities ..........................................................     18,994,701            28,199,242
   Accounts receivable, net of allowances of $2,323,899 and
      $1,837,934, respectively ....................................................      8,716,928             7,109,922
   Prepaid expenses and other current assets ......................................      1,010,832             1,273,125
                                                                                      ------------          ------------

            Total current assets ..................................................     42,632,148            45,068,433

Property and equipment, net .......................................................      4,209,593             3,861,069
Goodwill ..........................................................................      3,512,796             3,366,642
Other intangible assets, net ......................................................        335,595               396,940
Other assets ......................................................................      2,709,550             3,799,949
                                                                                      ------------          ------------

            Total assets ..........................................................   $ 53,399,682          $ 56,493,033
                                                                                      ============          ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...............................................................   $  1,077,692          $    562,305
   Accrued expenses ...............................................................      3,268,372             2,777,391
   Deferred revenue ...............................................................      2,850,656             2,202,179
                                                                                      ------------          ------------

              Total current liabilities ...........................................      7,196,720             5,541,875

Deferred revenue ..................................................................      1,364,003               395,609
                                                                                      ------------          ------------

              Total liabilities ...................................................      8,560,723             5,937,484
                                                                                      ------------          ------------

Commitments

Stockholders' equity:
   Convertible preferred stock - $.001 par value, 2,000,000 shares authorized .....           --                    --
   Common stock - $.001 par value, 100,000,000 shares authorized,
      47,412,996 and 46,745,330 shares issued, respectively and                             47,413                46,745
      47,135,896 and 46,510,330 shares outstanding, respectively ..................
   Additional paid-in capital .....................................................     84,243,821            83,277,981
   Deferred compensation ..........................................................           --                  (7,969)
   Accumulated deficit ............................................................    (37,291,270)          (31,063,589)
   Common stock held in treasury, at cost (277,100 and 235,000 shares,
      respectively) ...............................................................     (1,714,775)           (1,435,130)

   Accumulated other comprehensive loss ...........................................       (446,230)             (262,489)
                                                                                      ------------          ------------

            Total stockholders' equity ............................................     44,838,959            50,555,549
                                                                                      ------------          ------------
            Total liabilities and stockholders' equity ............................   $ 53,399,682          $ 56,493,033
                                                                                      ============          ============

                                           See accompanying notes to unaudited consolidated financial statements.

                                                         FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                        (UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,
                                                -------------------------------  -------------------------------
                                                    2004             2003          2004             2003
                                                -----------    ------------    ------------    -------------

Revenues:
Software license revenue ...................    $ 5,430,010    $  2,878,448    $ 13,893,339    $  8,589,186
Maintenance revenue ........................      1,332,179         663,951       3,197,234       1,710,999
Software services and other revenue ........        707,810         540,218       2,121,361       1,552,216
                                               ------------    ------------    ------------      -----------
                                                  7,469,999       4,082,617      19,211,934       11,852,401
                                               ------------    ------------    ------------      -----------

Operating expenses:
   Amortization of purchased and
    capitalized  software ..................        347,027         358,798       1,171,325         981,337
   Cost of maintenance, software
     services and other revenue ............      1,112,662         620,359       3,080,622       1,804,015
   Software development costs ..............      2,271,437       1,821,442       6,612,280       5,105,196
   Selling and marketing ...................      3,532,531       2,706,326      10,247,147       7,893,247
   General and administrative ..............      1,358,833         736,774       3,566,885       2,127,593
   Litigation settlement ...................      1,300,000            --         1,300,000            --
                                               ------------    ------------    ------------      -----------
                                                  9,922,490       6,243,699      25,978,259      17,911,388
                                               ------------    ------------    ------------      -----------
           Operating loss ..................     (2,452,491)     (2,161,082)     (6,766,325)     (6,058,987)
                                               ------------    ------------    ------------      -----------

Interest and other income ..................        162,146         270,075         553,923         867,914
                                               ------------    ------------    ------------      -----------

         Loss before income taxes ..........     (2,290,345)     (1,891,007)     (6,212,402)     (5,191,073)

Provision for income taxes .................          2,738           3,191          15,279          20,903
                                               ------------    ------------    ------------      -----------

         Net loss...........................   $ (2,293,083)   $ (1,894,198)   $ (6,227,681)   $ (5,211,976)

Basic and diluted net loss per share........   $      (0.05)   $      (0.04)   $      (0.13)   $      (0.11)
                                               ============    ============    ============      ===========
Weighted average basic and diluted
    shares outstanding .....................     47,054,294      46,134,816      46,852,779      45,830,216
                                               ============    ============    ============      ===========

                     See accompanying notes to unaudited consolidated financial statements.

                                                         FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        (UNAUDITED)

                                                                                                       NINE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                 2004                     2003
                                                                                        ---------------------       --------------------
Cash flows from operating activities:
   Net loss ..................................................................              $ (6,227,681)              $ (5,211,976)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization .......................................                 2,813,772                  2,059,840
         Non-cash professional services expenses .............................                    23,738                     47,315
         Equity-based compensation expense ...................................                     7,969                    347,607
         Provision for returns and doubtful accounts .........................                 2,268,067                    635,100

      Changes in operating assets and liabilities:
         Accounts receivable, net ............................................                (3,875,073)                (1,728,484)
         Prepaid expenses and other current assets ...........................                   254,412                   (207,569)
         Other assets ........................................................                   (18,543)                  (145,412)
         Accounts payable ....................................................                   515,387                    200,271
         Accrued expenses ....................................................                   490,981                    341,468
         Deferred revenue ....................................................                 1,616,871                   (146,854)
                                                                                            ------------               ------------

            Net cash used in operating activities ............................                (2,130,100)               (3,808,694)
                                                                                            ------------               ------------

Cash flows from investing activities:
   Sale of marketable securities .............................................                30,053,292                 14,850,965
   Purchase of marketable securities .........................................               (20,963,131)                (8,113,555)
   Purchase of investment ....................................................                      --                     (137,710)
   Purchase of property and equipment ........................................                (1,827,752)                (2,128,364)
   Purchase of software licenses .............................................                   (50,000)                (1,171,000)
   Purchase of intangible assets .............................................                  (101,875)                  (165,499)
   Security deposits .........................................................                    (4,501)                  (500,000)
   Net cash paid for acquisition of IP Metrics ...............................                  (146,155)                  (287,130)
                                                                                            ------------               ------------

      Net cash provided by investing activities ..............................                 6,959,878                  2,347,707
                                                                                            ------------               ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options ...................................                   942,771                    433,010
   Payments to acquire treasury stock ........................................                  (279,645)                      --
                                                                                            ------------               ------------

      Net cash provided by financing activities ..............................                   663,126                    433,010
                                                                                            ------------               ------------

Cash flows from discontinued operations:
   Payments of liabilities of discontinued operations ........................                      --                   (3,034,620)
                                                                                            ------------               ------------

Effect of exchange rate changes on cash ......................................                   (69,361)                     1,167
                                                                                            ------------               ------------

Net increase (decrease) in cash and cash equivalents .........................                 5,423,543                 (4,061,430)

Cash and cash equivalents, beginning of period ...............................                 8,486,144                 14,191,075
                                                                                            ------------               ------------

Cash and cash equivalents, end of period .....................................              $ 13,909,687               $ 10,129,645
                                                                                            ============               ============

The Company did not pay any interest expense or income taxes for the nine months ended September 30, 2004 and 2003. See accompanying notes to unaudited
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

(c) Unaudited Interim Financial Information

    The unaudited interim consolidated financial statements of the Company as of and for the three and nine months ended  September  30, 2004 and 2003,  included herein  have  been  prepared  pursuant  to  the  rules  and  regulations  of the
Securities  and  Exchange  Commission  ("SEC").  Certain  information  and  note disclosures  normally  included in financial  statements  prepared in accordance with accounting  principles  generally  accepted in the United States of America have been condensed or omitted  pursuant to such rules and regulations  relating to interim financial statements.

    In the opinion of management,  the accompanying  unaudited interim condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2004 and the results of its  operations  for the three months and nine months ended September 30, 2004 and 2003.

(d) Cash Equivalents and Marketable Securities

    The Company considers all highly liquid investments with a maturity of three months  or  less  when  purchased  to be  cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$12.0 million at September 30, 2004. Marketable securities at September 30, 2004 amounted to $19.0  million  and  consisted  of  corporate  bonds and  government securities,  which  are  classified  as  available  for sale,  and  accordingly, unrealized  gains  and  losses  on  marketable  securities  are  reflected  as a component of accumulated other comprehensive loss in stockholders' equity.

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

    For the quarters  ended  September  30, 2004 and  September  30,  2003,  the
Company had a limited number of transactions in which it purchased  hardware and bundled this hardware with the Company's  software and sold the bundled solution to its customer.  Since the software is not essential for the  functionality  of the equipment included in the Company's bundled solutions, and both the hardware and  software  have  stand-alone  value  to  the  customer,  a  portion  of  the contractual  fees is  recognized  as revenue  when the  software  or hardware is delivered based on the relative fair value of the delivered element(s).

(f) Property and Equipment

    Property and  equipment  are recorded at cost.  Depreciation  is  recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years). Depreciation expense was $511,192 and $361,911 for the three months ended September 30, 2004 and 2003, respectively, and $1,479,227 and $992,888 for the nine months ended September 30, 2004 and 2003, respectively.

(g) Goodwill and Other Intangible Assets

    Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and  identifiable  intangible  assets acquired in business combinations.  Consistent  with  Statement  of  Financial  Accounting  Standards
("SFAS")  142,  Goodwill  and  Other  Intangible  Assets,  the  Company  has not
amortized  goodwill related to its acquisitions,  but instead tested the balance for impairment.  The Company's annual  impairment  assessment is performed as of
December  31st  of  each  year,  and   additionally  if  events  or  changes  in
circumstances  indicate  that it is more  likely  than  not  that  the  asset is impaired.  Identifiable intangible assets are amortized over a three-year period using the straight-line method. Amortization expense was $57,308 and $42,643 for the three months ended September 30, 2004 and 2003,  respectively,  and $163,220
and  $109,258  for  the  nine  months  ended   September   30,  2004  and  2003,
respectively.  The gross carrying amount and  accumulated  amortization of other intangible assets as of September 30, 2004 and December 31, 2003 are as follows:

                                                                September 30,         December 31,

                                                                    2004                  2003
                                                                -----------         ------------

    Customer relationships and purchased technology:

    Gross carrying amount                                      $   216,850          $   216,850
    Accumulated amortization                                      (162,637)            (108,425)
                                                                -----------         ------------

    Net carrying amount                                        $    54,213          $   108,425
                                                                ===========         ============

    Patents:

    Gross carrying amount                                      $   494,106          $   392,231
    Accumulated amortization                                      (212,724)            (103,716)
                                                                -----------         ------------

    Net carrying amount                                        $   281,382          $   288,515
                                                                ===========         ============

(h) Software Development Costs and Purchased Technology

    Costs  associated  with  the  development  of  new  software   products  and
enhancements  to existing  software  products  are  expensed  as incurred  until technological  feasibility  of the  product has been  established.  Based on the
Company's product development process,  technological feasibility is established upon completion of a working model.  The Company did not capitalize any software development costs until its initial product reached technological feasibility at the end of March 2001. Until such product was released,  the Company capitalized
$94,570 of software  development  costs.  Software  development costs were fully amortized as of September 30, 2004. For the nine months ended September 30, 2004 and 2003,  $7,881 and  $23,643 of  software  development  costs were  amortized, respectively.  Amortization  of  software  development  costs is recorded at the greater of straight-line over three years or the ratio of current revenue of the related  products  to total  current  and  anticipated  future  revenue of these products.

    Purchased  software   technology  of  $1,268,389  and  $2,381,833,   net  of
accumulated  amortization  of $3,642,611  and  $2,479,167,  is included in other assets in the balance  sheets as of  September  30, 2004 and  December 31, 2003, respectively.  Amortization  expense was  $347,027  and  $350,917  for the three months ended  September  30, 2004 and 2003,  respectively,  and  $1,163,444  and
$957,694 for the nine months ended September 30, 2004 and 2003, respectively.

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

(k) Accounting for Stock-Based Compensation

    The  Company  applies  the   intrinsic-value   based  method  of  accounting
prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for
Stock  Issued  to  Employees,   and  related   interpretations   including  FASB
Interpretation  No. 44,  Accounting  for Certain  Transactions  involving  Stock
Compensation,  an  interpretation  of APB  Opinion  No.  25 to  account  for its fixed-plan stock options.  Under this method,  compensation  expense is recorded only if, on the date of grant,  the current market price of the underlying stock
exceeded  the  exercise  price.   SFAS  No.  123,   Accounting  for  Stock-Based
Compensation,   established  accounting  and  disclosure  requirements  using  a fair-value-based  method of accounting  for  stock-based  employee  compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based  method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

    Had the Company determined stock-based compensation cost based upon the fair value method under SFAS No. 123,  the  Company's  pro forma net loss and diluted net loss per share would have been adjusted to the pro forma  amounts  indicated
below:

                                                                      THREE MONTHS ENDED SEPT 30,       NINE MONTHS ENDED SEPT 30,
                                                                      ---------------------------       --------------------------

                                                                        2004              2003             2004            2003
                                                                        ----              ----             ----            ----

Net loss as reported                                                $ (2,293,083)    $ (1,894,198)    $ (6,227,681)    $ (5,211,976)
Add stock-based employee compensation expense
included  in reported netincome, net of tax                                 --            115,861            7,969          347,607

Deduct total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of tax                                            (2,451,647)      (1,736,751)      (7,538,144)      (4,742,578)
                                                                    ------------     ------------     ------------     ------------

Net loss - pro forma                                                $ (4,744,730)    $ (3,515,088)    $(13,757,856)    $ (9,606,947)
                                                                    ============     ============     ============     ============
Basic and diluted net loss per common share-as reported             $       (.05)    $       (.04)    $       (.13)    $       (.11)
Basic and diluted net loss per common share-pro forma               $       (.10)    $       (.08)    $       (.29)    $       (.21)

The per share weighted average fair value of stock options granted was $4.59 for the three months ended  September 30, 2003.  There were no stock options granted during the three months ended September 30, 2004. The per share weighted average fair  value of stock  options  granted  was $5.38 and $3.11 for the nine  months ended September 30, 2004 and 2003, respectively,  on the date of grant using the
Black-Scholes   option  pricing  method  with  the  following  weighted  average assumptions:

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

(l) Financial Instruments

    As of  September  30,  2004 and  December  31,  2003,  the fair value of the
Company's financial  instruments  including cash and cash equivalents,  accounts receivable,  accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

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

(n)  Earnings Per Share (EPS)

    Basic EPS is  computed  based on the  weighted  average  number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to net  losses for the  periods  presented,  all common  stock equivalents  were excluded from diluted net loss per share.  As of September 30,
2004,  potentially  dilutive common stock equivalents  included  9,039,602 stock options outstanding and 750,000 warrants outstanding.

(o)  Comprehensive Loss

    Comprehensive  loss  amounted to  $2,333,468  and  $2,026,200  for the three months ended  September  30, 2004 and 2003,  respectively,  and  $6,411,422  and
$5,410,396 for the nine months ended September 30, 2004 and 2003,  respectively.
Comprehensive  loss  includes  the  Company's  net  loss  and  foreign  currency translation  adjustments  of  $(69,739)  and $55,969 for the three  months ended
September 30, 2004 and 2003, respectively, and $(69,361) and $1,167 for the nine
months  ended   September  30,  2004  and  2003,   respectively.   Additionally,
comprehensive   loss  includes  the  Company's   unrealized   gains/(losses)  on
marketable  securities  of $29,354 and  $(183,571)  for the three  months  ended

September 30, 2004 and 2003, respectively, and $(114,380) and $(199,587) for the nine months ended September 30, 2004 and 2003, respectively.

(p) Indemnification

    Under the terms of substantially all of its software license agreements, the
Company has agreed to indemnify its customers for all costs and damages  arising from claims  against such  customers  based on, among other things,  allegations that the Company's  software  infringes the  intellectual  property  rights of a third  party.  In most  cases,  in the event of a finding of  infringement,  the
Company  retains the right to (i) procure for the customer the right to continue using the  software;  (ii)  replace  or modify the  software  to  eliminate  the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably  achieved,  the Company may terminate the license  agreement and refund to the customer a pro-rata  portion of the license fee paid to the Company.  Such  indemnification  provisions are accounted for in accordance with SFAS No.5.  Through  September 30, 2004, there have not been any claims under such  indemnification  provisions,  expect for the one discussed in
Note 3.

(q) Use of Estimates

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

(r) New Accounting Pronouncements

    In March 2004 the Financial  Accounting  Standard Board  ("FASB")  issued an exposure draft entitled Share-Based Payment, an amendment of FASB Statements No.
123 and 95.  This  exposure  draft would  require  stock-based  compensation  to employees to be recognized as a cost in the financial  statements  and that such cost be  measured  according  to the fair  value of the  stock  options.  In the absence of an observable  market price for the stock  awards,  the fair value of the stock  options would be based upon a valuation  methodology  that takes into consideration  various factors,  including the exercise price of the option, the expected term of the option,  the current price of the  underlying  shares,  the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed  requirements in the exposure  draft would be effective for interim or annual  periods  beginning after July 1, 2005. The Company will continue to monitor communications on  this subject  from the  FASB in  order  to  determine  the  impact  on the  Company's consolidated financial statements.

(s) Reclassifications

    Certain  reclassifications  have  been  made to  prior  year's  consolidated financial statements to conform to the current year's presentation.

(2) SEGMENT REPORTING

    The Company is  organized  in a single  operating  segment  for  purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers in the following  geographical  areas for the three and nine months  ended  September  30, 2004 and  September  30, 2003 and the  location of long-lived  assets as of September 30, 2004 and December 31, 2003 are summarized as follows:

                                   THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,

                                         2004            2003                2004             2003
                                         ----            ----                ----             ----
United States                       $ 4,797,735       $ 2,397,445       $11,300,465       $ 6,878,237
Asia                                  1,854,925           924,815         4,387,127         2,492,048
Other international                     817,339           760,357         3,524,342         2,482,116
                                    -----------       -----------       -----------       -----------

      Total revenues                $ 7,469,999       $ 4,082,617       $19,211,934       $11,852,401
                                    ===========       ===========       ===========       ===========

                                                               September 30,    December 31,

                                                                   2004             2003
                                                               ------------    -------------

     Long-lived assets (includes all non-current assets):

     United States                                             $  9,728,231    $ 10,329,876
     Asia                                                           750,147         760,148
     Other international                                            289,156         334,576
                                                               ------------    ------------

                      Total long-lived assets                  $ 10,767,534    $ 11,424,600
                                                               ============    ============

(3) LITIGATION SETTLEMENT CHARGE

    During the third quarter of 2004, the Company  resolved  claims  relating to alleged patent infringement brought by Dot Hill Systems Corporation ("Dot Hill")
and by Crossroad Systems (Texas), Inc. ("Crossroads") against the Company in the
United States District Court for the Western District of Texas.  Pursuant to the
terms of the  Settlement  Agreement  between  the Company  and  Crossroads,  the
Company,  without  admission of  infringement,  made a one-time  payment of $1.3 million and granted to  Crossroads  licenses to certain  Company  technology  in exchange for a worldwide,  perpetual  license to the  technology  underlying the
Crossroads patents at issue in the litigation. All claims against the Company by both Dot Hill and Crossroads have now been dismissed.

(4) STOCK REPURCHASE PROGRAM

    On October 25,  2001,  the  Company  announced  that its Board of  Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding  common stock. The repurchases may be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management  based on market  conditions.  During the nine months ended September
30, 2004, the Company purchased 42,100 shares of its common stock in open market purchases for a total cost of $279,645.  The Company did not purchase any shares during  the third  quarter  of 2004.  As of  September  30,  2004,  the  Company
repurchased a total of 277,100 shares for $1,714,775.

(5) STOCK OPTION PLAN

    On May 14, 2004,  the  Company's  stockholders  approved an amendment to the
Company's  2000 Stock  Option  Plan to  increase  the number of shares of common
stock  reserved  for  issuance   thereunder  by  1,500,000  from  12,662,296  to
14,162,296.  In addition,  the Company's  stockholders approved the 2004 Outside
Director  Stock Option Plan (the "2004 Plan").  A maximum of 300,000  authorized but unissued or treasury shares of the common stock of the Company may be issued upon the exercise of the options granted under the 2004 Plan.

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

OVERVIEW

    We continued our sales  momentum in the third quarter of 2004.  Our revenues increased 83% compared with the third quarter of 2003, and 15% compared with the second quarter of 2004. This ongoing growth  reflects the continued  success and acceptance of our products in the marketplace.

    Despite the year over year and sequential  growth,  revenues were lower than we anticipated for the quarter. Revenues from our Europe, Middle East and Africa
(EMEA)  region  declined  from the  second  quarter of 2004 and did not meet our expectations.  We  believe  that  the  shortfall  from  EMEA  was  a  result  of seasonality and was not due to lack of market acceptance of our products.

    In  addition,  we had  expected  a  contribution  to  revenue  from  the OEM relationship  announced  in the third  quarter  of 2003,  in which we had issued warrants  to this OEM  partner.  Unfortunately,  the OEM partner has delayed its launch of the product  incorporating  our technology.  This delay results solely from internal issues at the OEM; we are unaware of any issue with the technology they were to have licensed from us for inclusion in the product. As a result, we did not  recognize  any revenue from this  relationship  in the third quarter of
2004.

    During the third quarter of 2004,  we signed an OEM  agreement  with a major
U.S.-based technology company for our iSCSI Storage Server product.

    In the third quarter of 2004,  software  license and other sales by both our resellers and our  strategic OEM partners  increased.  As we  anticipated  would happen,  and as we expect will  continue for several  additional  quarters,  the percentage of revenues  attributable to sales by our OEM partners as compared to our resellers  increased.  This increase in sales attributable to OEMs is one of the key factors we look to for the future growth of our  business.  In addition, increasing revenues from OEMs help improve our gross margins.

    Our deferred  revenues  also  increased on both a third  quarter  2004/third quarter 2003 and a third quarter 2004/second quarter 2004 comparison. We believe this is an indicator of the health of our business because it reflects, in part, maintenance renewals from satisfied customers.

    During  the third  quarter  of 2004,  we  settled  the  patent  infringement litigation pending against us for $1.3 million, plus the exchange of licenses to certain  technology.  As a result,  the  indemnification  claim  against  us was dismissed. See Note 3 to our financial statements.

    Our  operating  expenses in the third  quarter of 2004,  excluding  the $1.3 million patent infringement  litigation settlement,  increased 38% compared with the third  quarter of 2003.  This  increase  in  expenses  was  expected  and is attributable  primarily to: increases in our research and  development,  quality assurance,  support and sales  staffs;  the higher cost of our new  headquarters compared with our old office space; and the purchase of additional  hardware and software to support and to develop our  products.  All of these  increases  were necessary to support the growth of our business.  In addition,  we incurred $0.4 million in  litigation  expenses  related to the  alleged  patent  infringement, discussed in Note 3 to our financial statements.

     We try  to  contain  the  growth  of our  expenses  by  exercising  prudent oversight of spending.  To that end,  expenses related to the growth and support of our business, and other recurring expenses,  increased only $0.4 million from the second quarter of 2004. A major contributor to that increase was the cost of compliance  with  Section  404 of the  Sarbanes-Oxley  Act  of  2002.  Operating
expenses, including attorney's fees related to the litigation concerning alleged patent infringement in both quarters,  but excluding the $1.3 million litigation settlement,  increased  only $0.2  million from the second  quarter of 2004.  We anticipate  that our  expenses for the fourth  quarter of 2004 will  continue to increase.

RESULTS OF  OPERATIONS - FOR THE THREE MONTHS ENDED  SEPTEMBER 30, 2004 COMPARED
TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

     Revenues for the three months ended  September  30, 2004  increased  83% to
$7.5 million compared with $4.1 million for the three months ended September 30,
2003. Our operating  expenses,  excluding the $1.3 million  patent  infringement litigation  settlement,  increased  38% from $6.2  million for the three  months ended  September  30, 2003 to $8.6  million for the three months  September  30,
2004.  Net loss  increased  21% from $1.9  million  for the three  months  ended
September  30, 2003 to $2.3  million for the three months  ended  September  30,
2004.  The  increase in revenues was mainly due to an increase in demand for our network storage solution  software.  Revenue  contribution from our OEM partners increased to  approximately  30% of our total revenue for the three months ended
September  30, 2004,  and the remaining  revenue was derived from  resellers and distributors.  Expenses  increased in all aspects of our business to support our growth. Included in our results for the three months ended September 30, 2004 is a litigation  settlement  charge of $1.3 million and legal fees of $0.4 million, each associated with litigation relating to alleged patent infringement that was resolved  in the  third  quarter  of  2004.  In  November,  2003  we  moved  our headquarters  to a larger  facility and for the three months ended September 30,
2004,  we  increased  the  number  of  employees  and  continued  to  invest  in infrastructure  by  purchasing  additional  computers  and  equipment.  We  also increased the number of employees from 158 as of September 30, 2003 to 207 as of
September 30, 2004.

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

     Software  license  revenue  increased  89% from $2.9  million for the three months  ended  September  30, 2003 to $5.4  million for the three  months  ended
September 30, 2004.  Increased market acceptance and demand for our product were the  primary  drivers of the  increase  in software  license  revenue.  Software license  revenue  increased  from both our OEM partners and from our  resellers.
Revenue from our OEM partners  increased as a percentage  of total  revenue.  We expect  software  license  revenue to  continue  to grow and the  percentage  of software license revenue derived from OEM partners to increase.

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
Professional  services  revenue is  recognized  in the period  that the  related services are performed.  Revenue from engineering  services is primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed.  For the three months  ended  September  30,  2004,  we had a limited number of transactions in which we purchased  hardware and bundled this hardware with our software and sold the bundled  solution to our  customer.  A portion of the  contractual  fees is recognized as revenue when the hardware or software is delivered to the  customer  based on the  relative  fair value of the  delivered element(s).  For the nine months  ended  September  30,  2004,  the software and hardware in bundled  solutions  have been  delivered to the customer in the same quarter. Maintenance,  software services and other revenue increased 69% to $2.0 million for the three months ended  September 30, 2004 from $1.2 million for the three months ended September 30, 2003.

     The major factor behind the increase in maintenance,  software services and other  revenue  was the  increase  in the number of  maintenance  and  technical support contracts we sold. As we are in business longer,  and as we license more software,  we expect these  revenues will continue to increase.  The majority of our new customers  purchase  maintenance  and support and most  customers  renew their maintenance and support after their initial contracts expire.  Maintenance revenue  increased  from $0.7 million for the three months ended  September  30,
2003 to $1.3 million for the three months ended  September 30, 2004. An increase in our hardware sales also contributed to the increase in software  services and other revenues. Hardware sales increased from approximately $0.3 million for the three  months ended  September  30, 2003 to  approximately  $0.5 million for the three  months  ended  September  30,  2004.  This  increase was the result of an increase  in  demand  from  our  customers  for  bundled  solutions.  We  expect maintenance, software services and other revenues to continue to increase.

COST OF REVENUES

Amortization of purchased and capitalized software

     To remain  successful  in the network  storage  solutions  market,  we must continually  upgrade our  software by  enhancing  the  existing  features of our products and by adding new features and products.  We often evaluate  whether to develop these new offerings  in-house or whether we can achieve a greater return on investment by purchasing or licensing  software from third parties.  Based on our evaluations we have purchased or licensed  various software for resale since
2001.  Amortization  of purchased and capitalized  software  decreased from $0.4 million for the three  months ended  September  30, 2003 to $0.3 million for the three months ended September 30, 2004. The decrease in amortization  expense was due to some software  licenses becoming fully amortized during the third quarter of 2004.  As of September  30, 2004,  we had $4.9 million of purchased  software licenses that are being  amortized over three years.  For the three months ended
September 30, 2004, we recorded  $0.3 million of  amortization  related to these purchased  software  licenses.  As of September 30, 2003, we had $4.2 million of
purchased   software  licenses  and  recorded   approximately  $0.4  million  of
amortization  for the three  months  ended  September  30, 2003 related to these purchased software  licenses.  We will continue to evaluate third party software licenses and may make additional purchases, which would result in an increase in amortization expense.

     The Company did not  capitalize  any software  development  costs until our initial product reached technological  feasibility in March 2001. At that point, we  capitalized  $0.1 million of software  development  costs,  which were being amortized  at the  greater of  straight  line over  three  years or the ratio of current revenue of the related products to total current and anticipated  future revenue of these products. Amortization of capitalized software costs was $7,881 for the three months ended September 30, 2003.  Capitalized  software costs were fully amortized as of the end of the first quarter of 2004.

Cost of maintenance, software services and other revenue

     Cost  of  maintenance,   software  services  and  other  revenues  consists
primarily  of  personnel  and other costs  associated  with  providing  software implementations,  technical support under maintenance  contracts,  and training.
Cost of maintenance, software services and other revenues also includes the cost of hardware  purchased for resale.  Cost of maintenance,  software  services and other revenues for the three months ended September 30, 2004 increased by 79% to
$1.1 million  compared to $0.6 million for the three months ended  September 30,
2003. The increase in cost of maintenance,  software  services and other revenue was  principally  due to an increase in personnel.  As a result of our increased sales of  maintenance  and  support  contracts  and  professional  services,  we required a higher  number of  employees  to  provide  technical  support  and to implement our software.  Additionally, due to the increase in hardware sales our associated hardware costs increased from $0.2 million for the three months ended
September  30, 2003 to $0.3  million for the three months  ended  September  30,
2004. Our cost of maintenance, software services and other revenue will continue to grow in absolute dollars as our revenues increase.

     Gross profit for the three months ended September 30, 2004 was $6.0 million or 80% of revenue  compared  to $3.1  million  or 76% of  revenue  for the three months ended  September 30, 2003.  The increase in gross profit and gross margin was directly related to the increase in revenues.  Additionally, the increase in revenue  from our OEM partners  contributed  to the increase in gross profit and gross margin since revenues from our OEM partners have higher gross margins.

SOFTWARE DEVELOPMENT COSTS

     Software development costs consist primarily of personnel costs for product development personnel and other related costs associated with the development of new products,  enhancements to existing products, quality assurance and testing.
Software  development  costs  increased 25% to $2.3 million for the three months ended  September 30, 2004 from $1.8 million for the three months ended September
30, 2003.  The increase in software  development  costs was  primarily due to an increase in  employees  required to enhance  and test our core  network  storage software product,  as well as to develop new innovative features and options. In addition,  as we entered  into  agreements  with new OEM  partners,  we required additional  employees to test and  integrate our software with our OEM partners'
products. In the fourth quarter of 2003, we opened a development office in China to assist in our development efforts,  which also contributed to the increase in software  development costs. We intend to continue recruiting and hiring product development personnel to support our development process.

SELLING AND MARKETING

     Selling and  marketing  expenses  consist  primarily of sales and marketing personnel  and  related  costs,  travel,  public  relations  expense,  marketing literature  and  promotions,  commissions,  trade show  expenses,  and the costs associated  with our  foreign  sales  offices.  Selling and  marketing  expenses increased 31% to $3.5 million for the three months ended September 30, 2004 from
$2.7 million for the three months ended  September  30, 2003. As a result of the increase in revenue, our commission expense increased. In addition, we continued
to hire new sales and sales support personnel and expand our worldwide  presence to accommodate  our revenue  growth.  We believe that to continue to grow sales, our sales and marketing expenses will continue to increase.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of personnel costs of general and administrative  functions,  public company related costs,  directors and officers insurance, legal and professional fees, and other general corporate overhead  costs.  General  and  administrative  expenses  increased  84% to $1.4 million for the three months ended  September 30, 2004 from $0.7 million for the
three  months   ended   September   30,  2003.   The  increase  in  general  and
administrative  expenses was primarily  due to a $0.4 million  increase in legal expenses  attributable to the litigation relating to alleged patent infringement with Dot Hill Systems  Corporation  ("Dot Hill") and Crossroad  Systems (Texas),
Inc.  ("Crossroads").  Expenses  of $0.2  million  for the  three  months  ended
September 30, 2004, related to compliance with Section 404 of the Sarbanes-Oxley
Act of 2002,  also  contributed  to the  increase in general and  administrative expenses.  Additionally, an increase in the number of employees also resulted in an increase in general and administrative expenses.

LITIGATION SETTLEMENT CHARGE

     During the third  quarter of 2004, we resolved  claims  relating to alleged patent  infringement  brought  by Dot Hill and by  Crossroads  against us in the
United States District Court for the Western District of Texas.  Pursuant to the
terms  of the  Settlement  Agreement  between  Crossroads  and us,  we,  without admission of  infringement,  made a one-time payment of $1.3 million and granted to  Crossroads  licenses  to  certain  Company  technology  in  exchange  for  a worldwide, perpetual license to the technology underlying the Crossroads patents at  issue  in the  litigation.  All  claims  against  us by both  Dot  Hill  and
Crossroads have now been dismissed.

INTEREST AND OTHER INCOME

     We  invest  our  cash,  cash  equivalents  and  marketable   securities  in
government securities and other low risk investments.  Interest and other income decreased 40% to $0.2 million for the three months ended September 30, 2004 from
$0.3 million for the three months ended  September  30, 2003.  This  decrease in interest  income was due to lower  interest  rates and lower average cash,  cash equivalent and marketable securities balances.

INCOME TAXES

     We did not record a tax benefit  associated  with the pre-tax loss incurred from the period from inception  (February 10, 2000) through  September 30, 2004, as we deemed that it was more likely than not that the  deferred tax assets will not be  realized  based on our net results to date.  Accordingly,  we provided a full  valuation  allowance  against our net deferred tax assets.  Our income tax provision consists of tax liabilities related to our foreign subsidiaries.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

REVENUES

     Revenues  for the nine months ended  September  30, 2004  increased  62% to
$19.2 million  compared  with $11.9 million for the nine months ended  September
30, 2003. Our operating expenses, excluding the $1.3 million patent infringement litigation  settlement,  increased  38% from $17.9  million  for the nine months ended  September 30, 2003 to $24.7  million for the nine months ended  September
30,  2004.  Net loss  increased  19% from $5.2 million for the nine months ended
September 30, 2003 to $6.2 million for the nine months ended September 30, 2004.
The increase in revenues was mainly due to an increase in demand for our network storage solution software.  Revenue contribution from our OEM partners increased in absolute dollars and as a percentage of our total revenue for the nine months ended September 30, 2004. Revenue from resellers and distributors also increased in  absolute  dollars.  Expenses  increased  in all  aspects of our  business to support our growth.  In  November,  2003 we moved our  headquarters  to a larger facility  and, for the nine months ended  September  30, 2004,  we increased the number of employees  and  continued to invest in  infrastructure  by  purchasing additional  computers and  equipment.  We increased the number of employees from
158 as of September  30, 2003 to 207 as of September  30, 2004.  Included in our
results for the nine months ended September 30, 2004 is a litigation  settlement charge of $1.3  million and legal fees of $1.0  million,  each  associated  with litigation  relating  to  patent  infringement  that was  resolved  in the third quarter of 2004.

Software license revenue

     Software  license  revenue  increased  62% from $8.6  million  for the nine months  ended  September  30, 2003 to $13.9  million  for the nine months  ended
September 30, 2004.  Increased market acceptance and demand for our product were the  primary  drivers of the  increase  in software  license  revenue.  Software license  revenue  increased  from both our OEM partners and from our  resellers.
Revenue from our OEM partners  increased as a percentage  of total  revenue.  We expect  software  license  revenue to  continue  to grow and the  percentage  of software license revenue derived from OEM partners to increase.

Maintenance, software services and other revenue

     Maintenance,  software  services and other  revenue  increased  63% to $5.3 million for the nine months ended  September 30, 2004 compared with $3.3 million for the nine  months  ended  September  30,  2003.  The  primary  reason for the increase in maintenance,  software services and other revenue was an increase in the number of our  maintenance  and technical  support  contracts.  As we are in business longer, and as we license more software,  we expect these revenues will continue to increase. The majority of our new customers purchase maintenance and support and most  customers  renew  their  maintenance  and support  after their initial  contracts expire.  Maintenance  revenue increased from $1.7 million for the nine months  ended  September  30, 2003 to $3.2  million for the nine months ended  September  30, 2004.  Growth in our  professional  service  sales,  which increased from $0.6 million for the nine months ended September 30, 2003 to $1.0 million for the nine months ended  September 30, 2004,  also  contributed to the increase in software services and other revenues.  This increase in professional services revenue was related to the increase in our software  license  customers that elected to purchase professional services. Additionally, our hardware sales increased from  approximately  $1.0 million for the nine months ended  September
30, 2003 to  approximately  $1.1 million for the nine months ended September 30,
2004.  This  increase was the result of an increase in demand from our customers for bundled solutions.

COST OF REVENUES

Amortization of purchased and capitalized software

     Amortization  of purchased and  capitalized  software  increased  from $1.0 million for the nine months  ended  September  30, 2003 to $1.2  million for the nine months ended September 30, 2004. The increase in  amortization  expense was primarily due to our purchase of an additional $0.7 million of software licenses subsequent  to the third  quarter of 2003. As of September 30, 2004, we had $4.9 million of  purchased  software  licenses  that are being  amortized  over three years. For the nine months ended September 30, 2004, we recorded $1.2 million of amortization  related to these purchased software licenses.  As of September 30,
2003,  we  had  $4.2  million  of  purchased   software  licenses  and  recorded
approximately  $1.0 million of amortization  for the nine months ended September
30,  2003  related  to  these  purchased  software  licenses.   Amortization  of
capitalized  software was $7,881 and $23,643 for the nine months ended September
30, 2004 and September 30, 2003, respectively.

Cost of maintenance, software services and other revenue

     Cost of  maintenance,  software  services  and other  revenues for the nine months ended  September  30, 2004  increased by 71% to $3.1 million  compared to
$1.8 million for the nine months ended  September 30, 2003. The increase in cost of maintenance,  software  services and other revenues was principally due to an increase in personnel.  As a result of our increased  sales of  maintenance  and support  contracts  and  professional  services,  we required a higher number of employees to provide technical  support and to implement our software.  Our cost of  maintenance,  software  services and other  revenue will continue to grow in absolute dollars as our revenue increases.

     Gross profit for the nine months ended September 30, 2004 was $15.0 million or 78% of revenues  compared  with $9.1  million or 76% of revenues for the nine months ended  September 30, 2003.  The increase in gross profit and gross margin was directly related to the increase in revenues.  Additionally, the increase in revenue from our OEM partners also  contributed  to the increase in gross profit and gross  margins,  since  revenue  from our OEM  partners  have  higher  gross margins.

SOFTWARE DEVELOPMENT COSTS

     Software  development  costs  increased  30% to $6.6  million  for the nine months ended  September  30, 2004 compared with $5.1 million for the nine months ended September 30, 2003. The increase in software  development costs was mainly due to an increase in  employees  required to enhance and test our core  network storage  software  product,  as well as to develop new  innovative  features and options.  In addition,  as we entered into agreements with new OEM partners,  we required  additional  employees to test and  integrate our software with our OEM partners' products.

SELLING AND MARKETING

     Selling and marketing  expenses increased 30% to $10.2 million for the nine months  ended  September  30, 2004 from $7.9  million for the nine months  ended
September  30,  2003.  This  increase  in selling  and  marketing  expenses  was partially due to increased commission expense,  which is directly related to our increase in  revenues.  In  addition,  we  continued to hire new sales and sales support  personnel and expand our worldwide  presence to accommodate our revenue growth.

GENERAL AND ADMINISTRATIVE

     General and  administrative  expenses increased 68% to $3.6 million for the nine months ended September 30, 2004 from $2.1 million for the nine months ended
September  30,  2003.  The increase in general and  administrative  expenses was primarily  due to a $1.0  million  increase  in legal  expense  attributable  to litigation relating to alleged patent infringement with Dot Hill and Crossroads.
Expenses of $0.2 million for the nine months ended  September 30, 2004,  related to  compliance  with  Section  404  of the  Sarbanes-Oxley  Act  of  2002,  also
contributed   to  the   increase   in  general  and   administrative   expenses.
Additionally,  an increase in the number of employees resulted in an increase in general and administrative expenses.

LITIGATION SETTLEMENT CHARGE

     During the third  quarter of 2004, we resolved  claims  relating to alleged patent  infringement  brought  by Dot Hill and by  Crossroads  against us in the
United States District Court for the Western District of Texas.  Pursuant to the
terms  of the  Settlement  Agreement  between  Crossroads  and us,  we,  without admission of  infringement,  made a one-time payment of $1.3 million and granted to  Crossroads  licenses  to  certain  Company  technology  in  exchange  for  a worldwide, perpetual license to the technology underlying the Crossroads patents at  issue  in the  litigation.  All  claims  against  us by both  Dot  Hill  and
Crossroads have now been dismissed.

INTEREST AND OTHER INCOME

     Interest and other income decreased 36% to $0.6 million for the nine months ended  September 30, 2004 from $0.9 million for the nine months ended  September
30, 2003.  This decrease in interest  income was due to lower interest rates and lower average cash, cash equivalent and marketable securities balances.

INCOME TAXES

     We did not record a tax benefit  associated  with the pre-tax loss incurred from the period from inception  (February 10, 2000) through  September 30, 2004, as we deemed that it was more likely than not that the  deferred tax assets will not be  realized  based on our net results to date.  Accordingly,  we provided a full  valuation  allowance  against our net deferred tax assets.  Our income tax provision consists of tax liabilities related to our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     Our  cash  and  cash  equivalents  totaled  $13.9  million  and  marketable securities  totaled  $19.0  million at September  30, 2004.  As of September 30,
2003, we had approximately  $10.1 million in cash and cash equivalents and $30.0 million in marketable securities. The reasons for this decrease in cash and cash equivalents and marketable  securities are discussed below.  Because we have not yet been profitable, our cash has been used primarily to fund operations.  Until we  reach  profitability,  we will  continue  to use  our  cash  and  marketable securities to fund operations.

     In  November,  2003 we moved  our  headquarters  to a larger  facility.  We continued to invest in our infrastructure to support our long-term growth during the nine months ended  September 30, 2004. We made  investments  in property and equipment and we increased  the number of employees  during the third quarter of
2004.

     We currently do not have any debt and our only  material  commitments  that could impact liquidity are related to our office leases.

     During  the third  quarter  of 2004,  we made a  one-time  payment  of $1.3 million to settle a patent  infringement  litigation,  as discussed in Note 3 to the financial statements.

     In October 2001, our Board of Directors  authorized the repurchase of up to two million shares of our outstanding common stock, of which 277,100 shares were repurchased  through September 30, 2004, at an aggregate  purchase price of $1.7 million.  During the nine months ended September 30, 2004, the Company purchased
42,100  shares of its common stock in open market  purchases for a total cost of
$279,645. We did not repurchase any shares during the third quarter of 2004.

     Net cash used in  operating  activities  totaled  $2.1 million for the nine months ended  September 30, 2004. This was primarily a result of our net loss of
$6.2  million,  and an increase of $3.9  million in accounts  receivable.  These amounts were partially offset by non-cash charges of $5.1 million  consisting of
depreciation  and  amortization,   non-cash   professional   services  expenses,
equity-based  compensation  and  provision  for returns and  doubtful  accounts.
Additional  offsetting  amounts include increases in accounts  payable,  accrued expenses,  deferred revenue and a decrease in prepaid expenses and other current assets of $2.9 million in the aggregate.  Net cash used in operating  activities for the nine months ended September 30, 2003 was $3.8 million.  The cash used in operating  activities  for the nine months ended  September  30, 2003 was mainly comprised of the Company's  net loss of $5.2 million,  and increases in accounts receivable,  prepaid and other current assets and other assets and a decrease in deferred revenue of $2.2 million in the aggregate.  These amounts were partially offset by non-cash  expenses of $3.1  million,  as well as increases in accounts payable and accrued expenses totaling $0.5 million.

     Net cash  provided by  investing  activities  was $7.0 million for the nine months ended  September  30,  2004,  due  primarily  to net sales of  marketable securities  of $9.1 million.  This amount was  partially  offset by purchases of property and  equipment of $1.8  million,  net cash paid for  acquisition  of IP
Metrics of $0.1  million,  and  purchases of software  licenses  and  intangible assets of $0.2  million.  Net cash  provided by  investing  activities  was $2.3 million for the nine months  ended  September  30, 2003,  primarily  due to $6.7 million in net sales of marketable securities.  This amount was partially offset by $2.1  million  in  purchases  of  property  and  equipment,  $1.2  million in purchases of software licenses, purchase of investment of $0.1 million, net cash paid for  acquisition  of IP Metrics of $0.3  million,  purchase  of  intangible assets of $0.2  million,  and a  security  deposit of $0.5  million  for our new office space.

     Net cash  provided by  financing  activities  was $0.7 million for the nine months ended September 30, 2004.  This amount was primarily  related to proceeds from the exercise of stock options of $0.9 million  partially offset by payments to acquire  treasury  stock of $0.3  million.  Net cash  provided  by  financing activities  was $0.4 million for the nine months ended  September 30, 2003 which was related to the proceeds from the exercise of stock options.

     Our only  obligations with a material effect on our liquidity relate to our operating  leases.  We have an  operating  lease  covering  our  primary  office facility that expires in February,  2012. We also have several  operating leases related to a second  domestic  office and  offices  in  foreign  countries.  The expiration dates for these leases range from 2004 through 2012.

     For the nine months ended  September 30, 2003, we paid $3.0 million related to  liabilities  of  discontinued  operations.  As of  December  31,  2003,  all significant liabilities related to our discontinued operations had been paid.

     We  believe  that  our  current  balance  of  cash,  cash  equivalents  and
marketable  securities,   and  expected  cash  flows  from  operations  will  be
sufficient to meet our cash requirements for at least the next twelve months.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 2004 the Financial  Accounting  Standard Board ("FASB")  issued an exposure draft entitled Share-Based Payment, an amendment of FASB Statements No.
123 and 95.  This  exposure  draft would  require  stock-based  compensation  to employees to be recognized as a cost in the financial  statements  and that such cost be  measured  according  to the fair  value of the  stock  options.  In the absence of an observable  market price for the stock  awards,  the fair value of the stock  options would be based upon a valuation  methodology  that takes into consideration  various factors,  including the exercise price of the option, the expected term of the option,  the current price of the  underlying  shares,  the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed  requirements in the exposure  draft would be effective for interim or annual  periods  beginning after July 1, 2005. The Company will continue to monitor  communications on this subject  from the  FASB in  order  to  determine  the  impact  on the  Company's consolidated financial statements.

                                  RISK FACTORS

WE HAVE HAD LIMITED REVENUES AND A HISTORY OF LOSSES,  AND WE MAY NOT ACHIEVE OR
MAINTAIN PROFITABILITY.

     We have had limited  revenues  and a history of losses.  For the year ended
December 31, 2003 and the nine months ended  September 30, 2004, we had revenues of $16.9 million and $19.2 million,  respectively. For the period from inception
(February  10, 2000)  through  September  30, 2004 and for the nine months ended
September  30,  2004,  we had a net loss of  $37.3  million  and  $6.2  million, respectively.  We have signed  contracts with  resellers and original  equipment manufacturers,  or OEMs,  and believe that as a result of these  contracts,  our revenues should increase in the future,  and although we expect to be profitable in the fourth  quarter of 2004 we are unable to predict  whether or when we will be  profitable  on a full-year  basis.  Our business  model depends upon signing agreements with additional OEM customers,  further developing our reseller sales channel,  and expanding our sales force.  Any difficulty in obtaining  these OEM and reseller  customers or in attracting  qualified  sales personnel will hinder
our  ability  to   generate   additional   revenues   and  achieve  or  maintain
profitability.

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

THE MARKETS FOR STORAGE AREA NETWORKS AND NETWORK  ATTACHED  STORAGE ARE NEW AND
UNCERTAIN, AND OUR BUSINESS WILL SUFFER IF THEY DO NOT DEVELOP AS WE EXPECT.

     The rapid  adoption of Storage  Area  Networks  (SAN) and Network  Attached
Storage (NAS) solutions is critical to our future  success.  The markets for SAN and NAS  solutions  are still  unproven,  making it difficult  to predict  their potential  sizes or future  growth rates.  Most  potential  customers  have made substantial investments in their current storage networking infrastructure,  and they may elect to remain  with  current  network  architectures  or to adopt new architecture  in  limited  stages  or over  extended  periods  of  time.  We are uncertain  whether  a  viable  market  for  our  products  will  develop  or  be sustainable.  If these  markets fail to develop,  or develop more slowly than we expect,  our business,  financial  condition and results of operations  would be adversely affected.

THE MARKET FOR IP-BASED  STORAGE  AREA  NETWORKS IS NEW AND  UNCERTAIN,  AND OUR
BUSINESS WILL SUFFER IF IT DOES NOT DEVELOP AS WE EXPECT.

     The rapid  adoption of IP-based  Storage Area Networks (SAN) is critical to our future success.  The market for IP-based SANS is still  unproven,  making it difficult to predict the potential  size or future growth rate.  Most  potential customers have made substantial  investments in their current storage networking infrastructure,  and they may elect to remain with current network architectures or to adopt new architecture in limited stages or over extended periods of time.
We are  uncertain  whether a viable  market for our products  will develop or be sustainable.  If this market fails to develop,  or develops  more slowly than we expect,  our business,  financial  condition and results of operations  would be adversely affected.

THE  MARKET  FOR  DISK-BASED  BACKUP  SOLUTIONS  IS NEW AND  UNCERTAIN,  AND OUR
BUSINESS WILL SUFFER IF IT DOES NOT DEVELOP AS WE EXPECT.

     The rapid adoption of disk-based backup solutions is critical to our future success. The market for disk-based backup solutions is still unproven, making it difficult to predict the potential  size or future growth rate.  Most  potential customers  have  made  substantial  investments  in their  current  tape  backup infrastructure,  and they may elect to remain with current  infrastructure or to adopt new solutions in limited  stages or over extended  periods of time. We are uncertain  whether  a  viable  market  for  our  products  will  develop  or  be sustainable.  If this market fails to develop,  or develops  more slowly than we
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

OUR FUTURE QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY,  WHICH COULD CAUSE OUR
STOCK PRICE TO DECLINE.

     While we  expect to be  profitable  in the  fourth  quarter  of 2004,  such profitability  is not an  indicator  of  future  profitability  and  our  future quarterly results may fluctuate significantly.

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

OUR STOCK PRICE MAY BE VOLATILE

     The market price of our common stock has been  volatile in the past and may be volatile in the future.  For  example,  during the past twelve  months  ended
September 30, 2004, the market price of our common stock as quoted on the NASDAQ
National Market System fluctuated  between $5.03 and $10.32. The market price of our common stock may be significantly affected by the following factors:

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING  OPTIONS AND WARRANTS,  THE EXERCISE
OF WHICH WOULD DILUTE THE THEN-EXISTING  STOCKHOLDERS'  PERCENTAGE  OWNERSHIP OF
OUR COMMON STOCK.

     As of  September  30,  2004,  we had  outstanding  options and  warrants to purchase an  aggregate  of  9,789,602  shares of our common  stock at a weighted average  exercise  price of $4.67  per  share.  We also  have  3,027,761  shares reserved for issuance  under our stock option plans with respect to options that have not been granted.

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

IF WE ARE REQUIRED TO RECOGNIZE  THE FAIR VALUE OF STOCK  OPTIONS  GRANTED AS AN
EXPENSE, OUR RESULTS OF OPERATIONS WILL BE IMPACTED NEGATIVELY.

     The Financial  Accounting Standards Board ("FASB") has formally proposed to require  companies  to  recognize  the fair  value of stock  options  and  other stock-based  compensation to employees as compensation  expense in the statement of operations, which would be effective July 1, 2005 for FalconStor. If the FASB proposal  is  adopted,  there  will  be a  negative  impact  on our  results  of operations.

OUR BUSINESS  COULD BE  MATERIALLY  AFFECTED AS A RESULT OF A NATURAL  DISASTER,
TERRORIST ACTS, OR OTHER CATASTROPHIC EVENTS

     In August, 2003, our business was interrupted due to a large scale blackout in the northeastern United States. While the headquarters facilities we moved in to in November,  2003 contain  redundant  power  supplies  and  generators,  our domestic and foreign  operations,  and the operations of our industry  partners,
remain   susceptible   to   fire,   floods,   power   loss,   power   shortages,
telecommunications failures, break-ins and similar events.

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

     We have  already been subject to one action  alleging  that our  technology infringes  patents held by a third party.  Legal proceedings could subject us to significant  liability  for  damages or  invalidate  our  intellectual  property rights.  While we settled this  litigation,  the  litigation  was  expensive and diverted management's time and attention. Any additional litigation,  regardless of its outcome,  would  likely be time  consuming  and  expensive to resolve and would  divert  management's  time  and  attention.  Any  potential  intellectual property  litigation  against  us  could  force  us to  take  specific  actions, including:

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the  participation  of our management,  including our  principal  executive  officer  and  principal  financial  officer,  we have evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and procedures as of the end of the period covered by this report, and, based on  their  evaluation,  our  principal  executive  officer  and  principal financial  officer  have  concluded  that  these  controls  and  procedures  are effective.  No  changes  in  the  Company's  internal  controls  over  financial reporting  occurred  during the quarter  ended  September  30,  2004,  that have materially  affected,  or  are  reasonably  likely  to  materially  affect,  the
Company's internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the third quarter of 2004, we resolved claims brought by Dot Hill Systems
Corporation ("Dot Hill") and by Crossroad Systems (Texas),  Inc.  ("Crossroads")
against us in the United  States  District  Court for the  Western  District  of
Texas.  Pursuant to the terms of the Settlement Agreement between Crossroads and us, we made a  one-time  payment  of $1.3  million  and  granted  to  Crossroads licenses to certain of our  technology  in exchange for a  worldwide,  perpetual license to the  technology  underlying  the  Crossroads  patents at issue in the litigation.  All claims against us by both Dot Hill and Crossroads have now been dismissed.

In  addition to the action  discussed  above,  we are  subject to various  legal proceedings  and claims,  asserted or  unasserted,  which arise in the  ordinary course of business.  While the outcome of any such  matters  cannot be predicted with  certainty,  we believe that such matters will not have a material  adverse effect on our financial condition or operating results.

ITEM 5. OTHER INFORMATION

On October 21,  2004,  we issued a press  release  containing  our  Consolidated
Statement of Operations for the three and nine months-ended  September 30, 2004, and we  furnished  the  press  release  on a Form  8-K.  On  November  4,  2004, subsequent to the filing of the Form 8-K, our independent accountants advised us to reclassify the $1.3 million patent infringement  litigation settlement charge as an operating expense.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               10.1     FalconStor   Software,   Inc.   Amended   and   Restated
                        Employment Agreement

               31.1     Certification of the Chief Executive Officer

               31.2     Certification of the Chief Financial Officer

               32.1     Certification  of Chief  Executive  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                        ss. 1350)

               32.2     Certification  of Chief  Financial  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                        ss. 1350)

        (b) Reports on Form 8-K

               On July 28, 2004, we filed a Form 8-K under Items 7 and 12.

               On August 18, 2004, we filed a Form 8-K under items 5 and 7.

               On September 1, 2004, we filed a Form 8-K under item 1.01.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                           FALCONSTOR SOFTWARE, INC.

                           /s/ James Weber
                          ----------------
                           James Weber
                           Chief Financial Officer, Vice President and Treasurer
                           (Principal Accounting Officer)

November 9, 2004

