Form 10-K
period 2004-12-31
FALCONSTOR SOFTWARE INC
filed 2005-03-16
CIK 922521

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2004.

                                       OR

/ /   TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
      For the transition period from __________ to __________

                         Commission file number 0-23970

                            FALCONSTOR SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             77-0216135
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

 2 Huntington Quadrangle, Suite 2S01                             11747
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

            Aggregate market value of Common Stock held by non-affiliates of the
Registrant  as of June 30, 2004 was  $182,607,166  which  value,  solely for the purposes of this calculation  excludes shares held by Registrant's  officers and directors.  Such exclusion  should not be deemed a  determination  by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common  Stock  issued and  outstanding  as of February 21, 2005 was
47,798,909 and 47,521,809, respectively.

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

                         2004 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page

PART I.

PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.................................................11
Item 6.   Selected Consolidated Financial Data................................11
Item 7.   Management's Discussion and Analysis of Financial Condition

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................56
Item 9A.  Controls and Procedures.............................................56
Item 9B.  Other Information...................................................56

PART III.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules ............................58

SIGNATURES....................................................................60

                                     PART I

ITEM 1.     BUSINESS

OVERVIEW

FalconStor  Software,  Inc.  ("FalconStor"  or the "Company")  provides  network
storage  software   solutions  and  related   maintenance,   implementation  and
engineering  services.  FalconStor's  unique open  software  approach to storage networking  enables  companies to embrace  state-of-the-art  equipment (based on
SCSI, Fibre Channel or iSCSI) from any storage  manufacturer  without  rendering their existing or legacy solutions  obsolete.  Several  strategic  partners have recognized the industrial strength of FalconStor's flagship software, IPStor(R), and have  utilized it to power  their  special  purpose  storage  appliances  to deliver  a  variety  of  storage  related  services  including  Real  Time  Data
Migration, Continuous Data Replication, Continuous Data Protection, Virtual Tape
Library backup,  and other advanced storage services.  IPStor leverages the high performance IP- or FC- based network to help corporate IT departments  aggregate
storage   capacity   and   contain   the   escalating   cost  of   administering
business-critical  storage services such as snapshot,  backup, data replication, and other  storage  services in a  distributed  environment.  Over 500 customers around the world have deployed FalconStor  solutions in production  environments to  manage  their  storage  infrastructure  with  minimal  TCO  (Total  Cost  of
Ownership) and optimal ROI (Return on  Investment).  FalconStor's  products have been certified by such industry leaders as Adaptec, Alacritech, ATTO Technology,
Bell Microproducts,  Brocade, Cisco, Engenio Information  Technologies,  Emulex,
Fujitsu,  Gadzoox,  Hewlett Packard,  Hitachi Data Systems,  Hitachi Engineering
Co., Ltd., IBM, Intel, LSI Logic,  McData Corporation,  Microsoft,  NEC, Network
Appliance,  Novell,  NS Solutions  Corporation  (subsidiary  of The Nippon Steel
Corporation,  Japan), Oracle, QLogic, Quantum, Sony, StorageTek, SUN and Tivoli.
FalconStor  has  agreements  with  original  equipment   manufacturers  ("OEMs")
including  Accton,  Acer, Inc.,  AXIOMTEK,  Copan Systems,  Evesham  Technology,
MaXXan, NEC, Next IT, Runtop StorageTek,  Systex Corp. and others to incorporate
FalconStor's technology with such companies' products.

INDUSTRY BACKGROUND

According   to  storage   industry   experts,   escalating   disaster   recovery
requirements,  increasing government regulations,  and the growing focus on cost management,  efficiency  and  return on  investment,  are key  spending  factors driving the overall  growth of the IT storage market for the next several years.
Consolidation  of storage  systems on a common  platform has  consistently  been cited as the biggest spending driver by a number of industry analysts.  In fact, enterprises  are buying new  Storage  Area  Network  (SAN)  capacity  from their preferred vendors to handle data moved off other platforms.  Moreover, companies of all  sizes  (small/medium  businesses,  as well as  large  enterprises)  have indicated  that  regulations  such  as  HIPAA  are  forcing  them to  adopt  new data-retention systems and procedures, which are also driving storage spending.

TheInfoPro (TIP), a technology research network, investigates the storage market every six months by  conducting  hundreds of in-depth  interviews  with  storage professionals  from Fortune  1000,  mid-market  and European  enterprises.  This bi-annual study of the Storage  Networking & Storage  Management markets gathers data on budgeted  technology  implementations,  future spending plans,  capacity changes  and  business  drivers  behind the  storage  deployments.  TIP has been studying the Networked Storage market since 2002 and the two studies released in
2004 provide a "grass roots" perspective of FalconStor's core markets.

The IT  professionals  at  Fortune  1000  companies  interviewed  for the survey indicated  that they are expecting SAN growth of 50% in 2005.  Expected  Network
Attached Storage (NAS) growth also remains strong,  having doubled in 2004 to an average of 44 Terabytes, with planned growth of 51% in 2005.

What is driving  Networked Storage growth?  IT and storage  professionals  cited several factors:

     -   A STRONG MOVE AWAY FROM DIRECT  ATTACHED  STORAGE  (DAS).  Fortune 1000
         companies are moving all servers to a Networked Storage environment and the same move is beginning to happen with mid-market companies as well.

     -   ORGANIC  GROWTH  OF  DATABASES  AND   APPLICATIONS.   Business-critical
         applications  such  as  Oracle  and  SAP,  as well  as  e-mail  systems including  Microsoft  Exchange and Lotus/Notes  Domino, all continue to grow substantially year over year. In addition Application  Development to enhance the infrastructure requires more capacity.

     -   INFORMATION   LIFECYCLE   MANAGEMENT.   New  and  demanding  Government
         regulations, especially as they relate to archiving, e-mail management,
         and  data  replication  to  remote   locations,   are  driving  storage
         investments and additional capacity requirements.

     -   EASE OF  MANAGEMENT.  Most companies can not  effectively  perform data back up procedures if the storage is not networked.

A move to Tiered Storage is underfoot with high  performing,  Fibre Channel SANs augmented by:

     -   Mid-tier Fibre Channel SANs

     -   IP-based SANs

     -   Serial ATA Disk Drives

     -   NAS

     -   Content Addressed Storage

TheInfoPro  created an industry  standard  "Technology  Heat Index" based on the current and planned usage of over forty different storage networking and storage management technologies, prioritizing them based on near term spending.

According to TheInfoPro research, although there was huge interest in Serial ATA technologies  in 2003,  only a small number of companies  actually  deployed and used these  technologies.  By the middle of 2004,  usage of ATA drives increased nearly 40%. Initially, ATA had been used as a staging media before backing up to
tape.  As  the  early   adopters   became  more   comfortable   with  the  usage
characteristics,  including improved performance and greater  reliability,  they began to plan  other uses for the  technology  such as  replication,  as well as using it as a medium for less mission critical data.

The move to Serial  ATAs  along  with IP SANs,  gives IT  storage  professionals options and the ability to store data based on importance  and usage.  Fifty one percent of surveyed IT professionals  are in the midst of server  consolidation.
In addition, 70% of respondents cited server virtualization as already in use or under  consideration.  Previously  the  infrastructure  costs,  notably HBAs and switches,  had been a limiting factor in deploying  additional  server assets on the SAN. Now with the confluence of tiered  storage,  server  consolidation  and server  virtualization,  enterprises  can deploy and manage  more  servers,  and therefore more data, in a networked storage environment.

The  study  also  showed  the  continued  impact  of  regulations  and  business continuance  as evidenced by the high scores for Archiving,  e-mail  management, and Remote  Replication  in the survey,  which is reflective of the growing need
for  Information   Lifecycle   Management  (ILM)   solutions.   IT  and  Storage
professionals  are  actively  seeking an "ILM  engine"  that would allow them to develop  a data  lifecycle  strategy  which  can set  policy  on data  types and seamlessly  move  data  through  storage  tiers  based on  characteristics  that include:  Security,  Quality of Service (QoS), Replication and Disaster Recovery
needs, as well as Access Patterns.

The functionality  required by IT and storage  professionals in an effective ILM solution  include:  Data  Mobility,  Categorization,  and  Classification  Tools
designed to seamlessly transfer and protect data between tiers of storage.

TheInfoPro  also reported  that Fortune 1000 users have,  on average,  138TB and
22TB of SAN  and NAS  capacity,  respectively.  As  expected,  the  numbers  are different for users in the small to medium-sized  enterprise  (SME) market.  SME respondents reported an average of 91TB on SAN and 4TB on NAS. Furthermore,  NAS capacity  at SMEs is expected  to grow 102% on  average,  while SAN  capacity is expected to grow 43% on average.  (TheInfoPro  characterizes  SMEs as  companies with revenues between $600 million and $1 billion.)

Storage Resource  Management and Storage Network Management software continue to gain adoption on a worldwide basis.  Businesses of all sizes, from the small and medium to the large  enterprise,  are proactively  seeking solutions that enable them to preserve and optimize their existing IT investments,  while concurrently

providing  the   storage-related   services  required  to  meet  data  retention
regulations, establish information lifecycle management and business continuance strategies, and deploy end-to-end data protection methods.

PRODUCTS AND TECHNOLOGY

IPStor  Enterprise  Edition  (IPStor),  FalconStor's  flagship  product,  is the foundation  on which all  FalconStor  solutions  are  built.  IPStor  Enterprise
Edition is comprised of a comprehensive  set of state of the art network storage software designed to deliver an open,  intelligent SAN/NAS infrastructure across heterogeneous  environments.  FalconStor has also developed and currently offers turnkey,  IPStor-powered  network  storage  appliances,  which are available and supported by major OEMs, as well as system integrators and resellers worldwide.

SOFTWARE SOLUTIONS

FalconStor  software  solutions deliver the advanced services needed to optimize the  protection,  availability  and storage of  enterprise  data, in addition to maximizing performance and availability of enterprise  applications.  FalconStor solutions  have been  specifically  designed  to help  enterprise  data  centers minimize total cost of ownership (TCO) and maximize return on investment (ROI).

The base IPStor software,  running on either a layer of stand-alone or a pair of clustered  Linux/Solaris  servers (the IPStor  Appliances),  is responsible  for aggregating  and  provisioning  storage  capacity  and  services to  application servers via all industry standard protocols with speed,  security,  reliability, interoperability, and scalability.

o        IPStor  solutions   developed  to  deliver  continuous   PROTECTION  of
         corporate data maintain 24x7  availability and usability of data in the event of  non-catastrophic  unplanned or planned  hardware  outage,  or software  error.  These solutions also reduce the risk of data loss due to a site failure,  media error,  robotic failure,  or human error, and allow data to be recovered quickly and accurately.

o        IPStor  solutions  developed  to  deliver  continuous  AVAILABILITY  of corporate  data  maintained  via  network  attached  storage  or direct attached storage enable rapid  recommencement  of business in the event of catastrophic outages, such as, a flood in the main data center.

o        IPStor solutions developed to optimize STORAGE increase overall storage
         performance   to  maximize   return  on  existing   investments  in  IT
         infrastructure, cost effectively migrate data, based on policy, between heterogeneous  storage subsystems,  and eliminate system outages caused by insufficient storage space.

o        IPStor  solutions  developed to help enterprise  data centers  minimize total cost of ownership and maximize  return on investment  consolidate heterogeneous  storage environments and servers, and centralize storage management under one simple interface.

STORAGE APPLIANCES

Addressing  one  of the  fastest  growing  segments  of  the  storage  industry, small/medium  businesses  (SMBs),  FalconStor has entered into  agreements  with resellers and with OEMs to develop  "storage  appliances"  that combine specific
IPStor functionality with third party hardware to create cost effective, turnkey storage solutions that are easy to deploy and maintain. Currently,  FalconStor's resellers and/or OEM partners offer the following storage appliances:

o        REALTIME DATA MIGRATION APPLIANCES use a Fibre Channel SAN to transport data across different vendors' storage subsystems without reconfiguring or shutting down the host.

o        VIRTUALTAPE LIBRARY/VIRTUAL DISK ISCSI AND FIBRE CHANNEL APPLIANCES use
         disk to enhance the  reliability,  speed,  and availability of backups, while consolidating the management and provisioning of backup resources without  changing  existing tape backup software and  procedures.  With backup windows  shrinking and rapid data restoration more critical than ever, the VirtualTape  Library  Appliance  allows users to utilize disk
         storage  to  emulate  multiple  tape  libraries   concurrently  and  to
         accelerate backup/restore speed.

o        ISCSI STORAGE APPLIANCES  leverage the industry standard iSCSI protocol and an existing IP network to create a reliable  SAN solution for small or remote  offices,  as well as small data  centers,  at an  affordable price.  These appliances  aggregate and provision  storage capacity and
         provide   services  that  deliver  rapid   recovery,   continuous  data
         protection and disaster recovery capabilities.

BUSINESS STRATEGY

FalconStor  intends  to  continue  its  position  as a leading  network  storage software provider to enterprises worldwide. FalconStor also intends to enter the non-enterprise  storage market by offering  products for use in the Small/Medium
Business (SMB) and Small Office/Home  Office (SOHO) markets.  FalconStor intends to achieve these objectives through the following strategies:

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

o        INCREASE MARKET PENETRATION AND BRAND RECOGNITION.  FalconStor plans to promote its products and corporate awareness by:

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

o        EXPAND TECHNOLOGIES AND CAPABILITIES THROUGH STRATEGIC ACQUISITIONS AND
         ALLIANCES.  FalconStor  believes that opportunities exist to expand its technological  capabilities,  product  offerings  and services  through
         acquisitions  of  businesses  or  software   technology  and  strategic
         alliances.   When  evaluating  potential   acquisitions  and  strategic
         alliances,  FalconStor  will focus on  transactions  that  enable it to acquire:

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

o        OFFER  PRODUCTS  AND SERVICES TO THE SMB AND SOHO  MARKETS.  FalconStor
         intends to work with industry partners so that these partners can offer storage  solutions  or  services  to the SMB and  SOHO  markets.  These solutions and services may take the form of special purpose  appliances or applications, or hosted storage.

SALES, MARKETING AND CUSTOMER SERVICE

FalconStor plans to continue to sell its products  primarily through  agreements with OEMs,  value-added  resellers  (sometimes called "solution  providers") and distributors.

o        ORIGINAL EQUIPMENT  MANUFACTURER  RELATIONSHIPS.  OEMs collaborate with
         FalconStor  to integrate  FalconStor's  products into their own product offerings or resell FalconStor's products under their own label.

o        VALUE-ADDED  RESELLER AND  DISTRIBUTOR  RELATIONSHIPS.  FalconStor  has
         entered into  value-added  reseller and distributor  agreements to help sell its product in various geographic areas.  FalconStor's value-added resellers  and  distributors  market  various  FalconStor  products and receive a discount off list price on products sold.

o        STORAGE  APPLIANCES.   FalconStor  has  entered  into  agreements  with
         strategic partners in which various FalconStor  products are adapted to the strategic partner's  special-purpose  storage appliances to provide various services to end users.

o        DIRECT  SALES TO END  USERS.  In a  limited  number  of  circumstances,
         FalconStor has entered into software license  agreements  directly with end users for FalconStor's products.

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

RESEARCH AND DEVELOPMENT

The storage software  industry is subject to rapid  technological  advancements, changes in customer requirements, developing industry standards, and regular new product  introductions and enhancements.  As a result,  FalconStor's success, in part,  depends upon its ability to continue to improve existing solutions and to develop  and  introduce  new  products  on a  cost-effective  and timely  basis.
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
FalconStor's  research and  development  staff  consisted of 105 employees as of
December 31, 2004. Research and development  expenses,  primarily  consisting of personnel  expenses,  were  approximately  $6.3  million,  $7.1 million and $9.1 million  in 2002,  2003 and  2004,  respectively.  FalconStor  anticipates  that research and development expenses will increase in 2005.

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

Additionally,  as more partners offer  appliances,  the Company has  experienced competitive  pressures  from smaller,  niche  players in the industry.  However,
FalconStor believes these potential competitors currently do not offer the depth or breadth of storage services delivered by FalconStor,  nor do they possess the experience and technological  innovation needed to develop and deliver reliable, fully integrated, and proven storage services.

As FalconStor  moves into the  non-enterprise  storage market,  the products and services  offered by its partners may compete with  existing or new products and services offered by current and new entrants to the market.

FalconStor's  success  will depend  largely on its  ability to  generate  market demand and  awareness  of its  products  and to develop  additional  or enhanced products  in a timely  manner.  FalconStor's  success  will  also  depend on its ability to convince potential partners of the benefits of licensing its software rather than competing technologies. FalconStor's future and existing competitors could introduce products with superior  features,  scalability and functionality at lower prices than FalconStor's products and could also bundle existing or new products  with other more  established  products  to  compete  with  FalconStor.
Increased  competition  could  result  in price  reductions  and  reduced  gross margins, which could harm FalconStor's business.

INTELLECTUAL PROPERTY

FalconStor's  success  is  dependent  in part upon its  proprietary  technology.
Currently,  the IPStor software suite is the core of its proprietary technology.
FalconStor  currently has one patent and numerous  pending patent  applications, nine registered trademarks - including  "FalconStor,"  "FalconStor Software" and
"IPStor" - and many pending trademark applications related to FalconStor and its products.

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

MAJOR CUSTOMERS

For the year ended December 31, 2004, FalconStor had one customer that accounted for 16% of revenues.  For the year ended  December 31, 2003  FalconStor  did not have any customers that  accounted for over 10% of revenues.  For the year ended
December  31,  2002,  FalconStor  had one  customer  that  accounted  for 16% of revenues. As of December 31, 2004, the Company had three customers with accounts receivable balances greater than 5% of gross accounts  receivable,  which in the aggregate were 30% of the accounts  receivable balance. As of December 31, 2003, the Company had two customers with accounts  receivable balances greater than 5%
of gross  accounts  receivable,  which in the aggregate were 11% of the accounts receivable balance.

EMPLOYEES

As of December 31, 2004,  FalconStor had 217 full-time employees,  consisting of
61 in sales and marketing, 38 in service, 105 in research and development and 13
in  general  administration.   FalconStor  is  not  subject  to  any  collective
bargaining agreements and believes its employee relations are good.

INTERNET ADDRESS AND AVAILABILITY OF FILINGS

FalconStor's internet address is www.falconstor.com.  FalconStor makes available free of charge on or through its Internet website, FalconStor's Annual Report on
Form 10-K,  Quarterly  Reports on Form 10-Q,  Current  Reports on Form 8-K,  and
amendments  to those reports  filed or furnished  pursuant to Sections  13(a) or
15(d) of the Securities  Exchange Act of 1934 as soon as reasonably  practicable after  FalconStor  electronically  files such material with, or furnishes it to, the SEC.  FalconStor complied with this policy for every Securities Exchange Act of 1934 report filed during the year ended December 31, 2004.

ITEM 2.  PROPERTIES

FalconStor's  headquarters  are located in an  approximately  45,000 square foot facility located in Melville, New York, of which 34,000 square feet is currently being  utilized.  Offices are also leased for  development,  sales and marketing personnel,  which total an aggregate of  approximately  24,500 square feet in Le
Chesnay,  France; Taichung,  Taiwan; Tokyo, Japan; Beijing and Shanghai,  China;
Munich,  Germany;  and Seoul, Korea. Initial lease terms range from one to eight years, with multiple renewal options.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims,  asserted or unasserted, which arise in the ordinary  course of  business.  While the outcome of any such matters  cannot be predicted with  certainty,  we believe that such matters will not have a material adverse effect on our financial condition or liquidity.

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

                                            2004                    2003
                                     ---------------------    ------------------
                                      High           Low       High       Low
                                      ----           ---       ----      -----
               Fourth Quarter        $ 9.57        $ 6.21     $ 9.15    $ 6.11
               Third Quarter         $ 7.85        $ 5.13     $ 6.89    $ 4.54
               Second Quarter        $ 8.35        $ 6.15     $ 7.11    $ 3.56
               First Quarter         $10.15        $ 6.57     $ 4.57    $ 3.47

HOLDERS OF COMMON STOCK

            We had  approximately  184  holders of record of Common  Stock as of
            February 21, 2005.  This does not reflect  persons or entities  whom hold  Common  Stock in  nominee or  "street"  name  through  various brokerage firms.

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

ITEM 6.     SELECTED FINANCIAL DATA

            The  selected  consolidated  financial  data  with  respect  to  our consolidated  balance  sheets as of December 31, 2004,  2003,  2002,
            2001 and 2000 and the related consolidated  statements of operations data for the years ended December 31, 2004,  2003, 2002 and 2001 and the period from inception  (February 10, 2000) through  December 31,
            2000 have  been  derived  from our  audited  consolidated  financial statements.  The  following  selected  consolidated  financial  data should  be read  in  conjunction  with  the  consolidated  financial statements  and the notes thereto and the  information  contained in
            Item 7, "Management's Discussion and Analysis of Financial Condition
            and Results of Operations."

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                                                                     PERIOD FROM
                                                                                                                 INCEPTION (FEBRUARY
                                                          YEAR ENDED     YEAR ENDED    YEAR ENDED     YEAR ENDED   10, 2000) THROUGH
                                                           DECEMBER 31,  DECEMBER 31,   DECEMBER 31   DECEMBER 31,     DECEMBER 31,
                                                              2004           2003         2002         2001             2000
                                                           -------------------------------------------------------------------------
                                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenues:
Software license revenue ...............................     $ 21,488      $ 12,251      $  8,667      $  4,714      $   --
Maintenance revenue ....................................        4,443         2,473         1,297            17          --
Software services and other revenue ....................        2,778         2,220           665           861           143
                                                             --------      --------      --------      --------      --------
                                                               28,709        16,944        10,629         5,592           143
                                                             --------      --------      --------      --------      --------

Operating expenses:
Amortization of purchased and capitalized software .....        1,394         1,394           899           273          --
Cost of maintenance, software services and other revenue        4,150         2,580         1,309           897           224
Software development costs .............................        9,050         7,068         6,281         5,004         1,379
Selling and marketing ..................................       14,277        10,967         9,856         8,085           327
General and administrative .............................        5,109         2,878         2,592         2,732           534
Litigation settlement ..................................        1,300          --            --            --            --
Lease abandonment charge ...............................         --             550          --            --            --
Impairment of prepaid royalty ..........................         --            --             483          --            --
                                                             --------      --------      --------      --------      --------
                                                               35,280        25,437        21,420        16,991         2,464
                                                             --------      --------      --------      --------      --------
           Operating loss ..............................       (6,571)       (8,493)      (10,791)      (11,399)       (2,321)
                                                             --------      --------      --------      --------      --------

Interest and other income ..............................          714         1,122         1,585         1,365           225
Impairment of long-lived assets ........................         --              35        (2,300)         --            --
                                                             --------      --------      --------      --------      --------

Loss before income taxes ...............................       (5,857)       (7,336)      (11,506)      (10,034)       (2,096)

 Provision for income taxes ............................           32            33            37            22          --
                                                             --------      --------      --------      --------      --------

Net loss ...............................................     $ (5,889)     $ (7,369)     $(11,543)     $(10,056)     $ (2,096)
                                                             --------      --------      --------      --------      --------

Beneficial conversion feature
           attributable to convertible preferred
           stock .......................................         --            --            --           3,896          --
                                                             --------      --------      --------      --------      --------

Net loss attributable to common
  shareholders .........................................     $ (5,889)     $ (7,369)     $(11,543)     $(13,952)     $ (2,096)
                                                             ========      ========      ========      ========      ========

 Basic and diluted net loss per share
       attributable to common shareholders .............     $  (0.13)     $  (0.16)     $  (0.26)     $  (0.40)     $  (0.09)
                                                             ========      ========      ========      ========      ========

 Basic and diluted weighted average
           common shares outstanding ...................       46,967        45,968        45,233        35,264        24,383
                                                             ========      ========      ========      ========      ========

CONSOLIDATED BALANCE SHEET DATA:

                                 DECEMBER 31,  DECEMBER 31,  DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                    2004          2003          2002            2001            2000
                                 -------------------------------------------------------------------------
                                                         (IN THOUSANDS)

Cash and cash equivalents and
   marketable securities          $33,973      $36,685         $51,102         $64,527         $ 7,727

Working capital                    36,452       39,527          47,746          57,518           7,254

Total assets                       56,074       56,493          64,710          74,471           8,594

Long-term obligations               1,290          396           --                283             --

Stockholders' equity               46,364       50,556          55,901          63,562           8,057

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
RISKS AND  UNCERTAINTIES,  AND THAT ACTUAL  RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  PROJECTED IN THE  FORWARD-LOOKING  STATEMENTS.  THE FOLLOWING  DISCUSSION
SHOULD BE READ TOGETHER WITH THE CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES TO
THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

         In 2004,  we  continued  our  growth  and we had our  first  profitable quarter.  Our revenues for the full year  increased to $28.7  million from $16.9 million in 2003. We are pleased that we were profitable in the fourth quarter of
2004.  However,  our focus will  continue to be on managing our business  with a view towards  long-term success and growth. To this end, in 2004 we continued to invest in research and  development  and other areas to position the Company for future growth.  We will continue to invest in these areas in 2005 and anticipate that our research and development expenses will increase in 2005.

         To continue to create  industry-leading  cutting-edge  network  storage solutions,  we hired  additional  software  development  engineers  and  quality assurance  engineers.  These  software  engineers  design and test the  software products that are or will be sold by our OEM partners and resellers.  Continuing to deliver  products to meet the demands of the storage  market is necessary for us to remain competitive and to continue our growth.

         It is important to our success that our products  meet the needs of end users  and  that  our  products  are - and  are  viewed  by the  market  to be -
innovative.  In 2004, our products  received  recognition  for their quality and innovation  from  several  respected,  independent,  industry  publications  and organizations. This recognition helps us gain access to additional customers and assists us in closing sales.

         We also  increased our sales force and our  technical  support team. An increased  sales force should expand the market  exposure for our products.  The expanded  technical support team responds to questions and technical issues from end users of our products and from our resellers and OEM partners. Providing top notch technical support to these groups enhances our ability to continue to make sales. End users who are satisfied with our technical support are more likely to order additional products from us. Resellers and OEM partners who are happy with our technical support, and whose end users are satisfied, will be more likely to recommend our current  products and less likely to consider other  providers for future products.

         The key factors we look to for our future business  prospects  continue to be our sales pipeline, our ability to establish and expand relationships with key industry OEMs and resellers,  sales by our OEM partners,  additional  orders from resellers,  growth in deferred revenue,  re-orders from existing customers, and the growth of the overall  market for storage  solutions.  Gross margins are also a key factor in evidencing the growth of our business.

         Our sales "pipeline" consists of inquiries from end users and resellers for possible  purchases of our  products.  Our overall sales  pipeline  steadily increased for each quarter of 2004 compared with the same quarter in 2003.

         OEM  relationships  are  important to us for two main  reasons.  First, sales  by our OEM  partners  contribute  to our  revenues.  Second,  having  our
products  selected  by  respected,   established  industry  leaders  signals  to
potential  customers,  resellers  and  other  potential  OEM  partners  that our products  are  quality  products  that add  value to  their  enterprise.  Before licensing software, OEM partners typically undertake broad reviews of all of the competing software solutions  available.  The choice of IPStor by major industry participants validates the design and the capabilities of our products.

         Overall,  product licenses to OEMs accounted for  approximately  thirty percent of our revenues in 2004. One OEM customer accounted for over ten percent of our  revenues.  We  anticipate  that OEMs will  account  for  thirty to forty percent of our  revenues in 2005.  We expect that at least one OEM will  account for at least ten percent of our revenues in 2005. Accordingly,  the loss of this customer would have a material adverse effect on our business.

         In 2004,  we signed a new agreement  for our iSCSI  Server  for Windows
Storage Server 2003 (WSS2003) powered by IPStor with a Tier 1 OEM. This product, which is  private-labeled by the OEM, began shipping towards the end of 2004. In addition, a Tier 1 OEM with whom we signed an agreement in 2003 began shipping a private-labeled  storage solution utilizing our VirtualTape  Library software in the second quarter of 2004. During the fourth quarter of 2004, we also signed an agreement with an OEM partner for non-enterprise storage solutions.

         These OEM  relationships  are in  addition to the OEM  partnerships  we already had with CNT, Maxxan and StorageTek,  among others.  We will continue to seek additional OEM opportunities in the future.

         We were  disappointed  that an OEM with whom we signed an  agreement in
2003 did not launch their solution as planned in 2004.  This decision,  which we were  informed by the OEM was not  related to any  problems  with our  software, caused us to have lower than expected revenues for 2004. We do everything we can to  assure  that our  products  meet the  needs of our OEM  partners  and  their customers.  However,  we cannot control  decisions by our OEM partners to change their product or marketing mix in ways that impact sales of products licensed by the OEMs from us.

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
We have established strong  relationships with many premier resellers.  In 2004, we signed  agreements  with many new  resellers  worldwide.  We also  terminated relationships  with several  resellers who we believed were not properly selling our products. We will continue to enter into relationships with resellers and to discontinue relationships with resellers with whom we are not satisfied.

         As service providers to companies, resellers' reputations are dependent on satisfying their customers' needs  efficiently and effectively.  If resellers determine  that a product  they have been  providing  to their  customers is not functioning as promised or is not providing adequate return on investment, or if the customers are complaining about the level of support they are receiving from the suppliers,  the resellers will move quickly to offer different  solutions to their  customers.  Additional  sales by  resellers  are  therefore  an important indicator of our business  prospects.  We saw growth in the sales by most of our significant resellers in 2004 and expect that this growth will continue in 2005.

         Our deferred  revenues  consist  primarily of revenue  attributable  to support and  maintenance  of our products.  The level of deferred  revenue is an important indicator of our success.  Maintenance and support for our products is sold for fixed periods of time. Maintenance and support agreements are typically for one year,  although some  agreements are for terms in excess of one year. If we do not deliver the support  needed by end users of our products or by our OEM partners and resellers,  then they will not renew their  maintenance and support agreements. If end users stop using our products, they also will not renew their maintenance  and support  agreements.  An increase  in  deferred  revenues  thus indicates  growth in our installed base and end user and OEM  satisfaction  with our maintenance and support  services.  Our deferred  revenue  increased to $5.4 million as of December 31, 2004,  compared  with $2.6 million as of December 31,
2003. We expect deferred revenue to continue to grow in 2005.

         The level of  re-orders  from  existing  end users of our  products  is another measure of customer satisfaction.  Information technology  professionals will only order  additional  products and  services for their  companies if they determine  that the  products  have  reduced  total cost of  ownership  and have provided a good return on investment.  Re-orders are thus an indication that our products  are  delivering  as  promised  and that our support is meeting the end user's  needs.  In 2004,  many end users  ordered  additional  copies of IPStor, additional  products or ordered additional  options.  If re-orders  decline,  it would  indicate that future sales might also decline.  As the  percentage of our revenues  from OEMs  increases,  the  analytical  value of  re-orders  decreases
because  our  OEM  partners   typically  do  not  provide  us  with  information
identifying the end user for each order.

         The  storage  solutions  market  continues  to  grow.  (Please  see the discussion on page 4.) As we predicted last year, in addition to growth based on demand for storage server  consolidation  and  replication,  there was growth in backup acceleration.  We expect each of these areas to continue growing in 2005.
In addition,  we have  announced new  initiatives in the  small/medium  business
(SMB) and small  office/home  office  (SOHO)  markets.  We  believe  that  these non-enterprise markets are another growth area for storage software.

         One area of  particular  growth in 2004 that we expect to continue,  if not accelerate,  in 2005, was in VirtualTape  Library software.  Prices for disk storage continue to fall, and the need for rapid back up, disaster  recovery and regulatory compliance continues to grow.

         As we expected, 2004 saw the beginning of market acceptance of IP-based
Storage Area Networks,  primarily  using iSCSI.  Previously,  most SANs had been based on  fibre-channel.  In addition to the solution  offered by our Tier 1 OEM partner, we plan to continue to tap into the growth in this market through sales of our products by other strategic partners.

         Another important measure of our business is gross margin.  Among other things,  gross  margin  measures  our  ability  to scale  our  business.  Unlike manufacturers  of hardware,  our  incremental  cost for each  additional unit of software  licensed is a small percentage of the software license revenue.  Thus, our gross margins tend to increase as our software license revenue increases. We incur  research  and  development  expenses  before the  product is offered  for licensing.  These expenses consist  primarily of personnel costs for engineering and  testing,  but also  include  other items such as the cost of  hardware  and software used in development. We also have expenses for sales and marketing, and general and administrative functions.

         Our gross margin  continued to increase in 2004,  ending at 86% for the fourth quarter of 2004,  compared with 77% for the fourth quarter of 2003.  This demonstrates  that we were successful in containing the growth of our costs even as our revenue increased.

         We are  pleased  with our  ability to contain the growth of expenses in
2004.  There were two large expense items in 2004 which we had not  anticipated.
First,  we were subject to a claim that some of our products  infringed a patent issued to a third party.  While we denied,  and continue to deny,  that,  if the subject  patent is valid,  our  products  infringe  the patent,  the defense and settlement  of the claim was  expensive.  As part of the  settlement,  we made a one-time  payment of $1.3 million.  In addition,  we incurred over $1 million in related legal expenses.  The need to defend our products  against these types of claims could result in higher expenses in the future.

         Second, we incurred significant expenses related to compliance with the provisions of the  Sarbanes-Oxley  Act of 2002.  This Act requires,  among other things, an annual review of "internal controls" by the Company and our auditors.
The  costs  associated  with  this  review,  including  the  cost of an  outside consultant and the cost of the review by our auditors, approximated $0.8 million in 2004. While we believe these costs will be reduced in the future,  there will be continuing costs related to compliance with the Act in 2005 and beyond.

         One  additional  factor  that we  expect to affect  our  revenues  on a quarterly,  but  not  annual,  basis,  is the  seasonality  of  the  information technology  business.  Historically,  information  technology  spending has been higher in the fourth and second  quarters of each  calendar  year,  and somewhat slower in the other  quarters,  particularly  the first  quarter.  Our quarterly results were impacted by this  seasonality in 2004,  and we anticipate  that our quarterly results for 2005 will be affected as well.

         Our  critical   accounting   policies  are  those  related  to  revenue
recognition and accounts  receivable  allowances.  As described in note 1 to our consolidated  financial statements,  we recognize revenue in accordance with the provisions  of Statement of Position  97-2,  Software  Revenue  Recognition,  as
amended.  Software license revenue is recognized only when pervasive evidence of an  arrangement  exists  and the fee is  fixed  and  determinable,  among  other criteria.  An  arrangement  is  evidenced  by a  signed  customer  contract  for nonrefundable  royalty advances  received from OEMs or a customer purchase order or a royalty report summarizing software licenses sold for each software license resold by an OEM,  distributor or solution provider to an end user. The software license fees are fixed and determinable as our standard payment terms range from
30 to 90 days, depending on regional billing practices, and we have not provided any of our customers  extended payment terms.  When a customer licenses software together with the purchase of  maintenance,  we allocate a portion of the fee to maintenance  for its fair value  based on the  contractual  maintenance  renewal rate.

         We review  accounts  receivable  to  determine  which are  doubtful  of collection.  In  making  the  determination  of the  appropriate  allowance  for uncollectible  accounts  and  returns,  we  consider  historical  return  rates, specific past due accounts,  analysis of our accounts receivable aging, customer payment  terms,  historical  collections,  write-offs  and  returns,  changes in customer demand and  relationships,  concentrations  of credit risk and customer credit worthiness. Historically, we have experienced a somewhat consistent level of write-offs and returns as a percentage of revenue due to our customer relationships,  contract  provisions  and  credit  assessments.  Changes  in the
product  return  rates,   credit  worthiness  of  customers,   general  economic
conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

RESULTS OF  OPERATIONS - FOR THE YEAR ENDED  DECEMBER  31, 2004  COMPARED TO THE
YEAR ENDED DECEMBER 31, 2003

         Revenues for the year ended  December 31, 2004  increased  69% to $28.7 million  compared to $16.9  million for the year ended  December 31,  2003.  Our operating  expenses increased 39% from $25.4 million in 2003 to $35.3 million in
2004.  Net loss decreased 20% from $7.4 million in 2003 to $5.9 million in 2004.
The increase in revenues was mainly due to an increase in demand for our network storage  solution  software,  the  introduction  of our  new  products  and  the successful  launch  by one of our OEMs of a  solution  powered  by our  product.
Revenue  contribution from our OEM partners increased in absolute dollars and as a percentage of our total revenue for the year ended December 31, 2004.  Revenue from resellers and  distributors  also increased in absolute  dollars.  Expenses increased  in all aspects of our  business to support our growth.  In  November,
2003 we moved our  headquarters  to a larger  facility  and,  for the year ended
December 31, 2004,  we increased the number of employees and continued to invest in infrastructure by purchasing additional computers and equipment. We increased the number of  employees  from 178  employees  as of  December  31,  2003 to 217 employees as of December  31,  2004.  Included in our results for the year ended
December  31, 2004 is a litigation  settlement  charge of $1.3 million and legal fees of $1.0  million,  each  associated  with  litigation  relating  to  patent infringement  that was  resolved in the third  quarter of 2004,  as well as $0.8 million of costs related to compliance with the Sarbanes-Oxley Act of 2002.

REVENUES

SOFTWARE LICENSE REVENUE

         Software license revenue is comprised of software licenses sold through our OEMs,  value-added  resellers and distributors to end users and, to a lesser extent,  directly to end users.  These revenues are recognized when, among other requirements,  we  receive  a  customer  purchase  order  or  a  royalty  report summarizing  software licenses sold and the software and permanent key codes are delivered to the customer.  We also receive  nonrefundable  royalty advances and engineering fees from some of our OEM partners. These arrangements are evidenced by a signed customer  contract,  and the revenue is recognized when the software product master is delivered and accepted,  and the engineering services, if any, have been performed.

         Software  license  revenue  increased 75% to $21.5 million in 2004 from
$12.3 million in 2003.  Increased market  acceptance and demand for our product, the  introduction  of our new products and the  successful  launch by one of our
OEMs of a  solution  powered  by our  product  were the  primary  drivers of the increase in software  license revenue.  Software license revenue  increased from both our OEM  partners  and from our  resellers.  Revenue  from our OEM partners increased  as a percentage  of total  revenue.  We expect our  software  license revenue  to  continue  to grow and the  percentage  of future  software  license revenue derived from our OEM partners to increase.

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

         Maintenance,  software  services and other  revenues  are  comprised of software  maintenance and technical  support,  professional  services  primarily related to the implementation of our software,  engineering services,  and sales of computer  hardware.  Revenue derived from  maintenance and technical  support contracts is deferred and recognized  ratably over the  contractual  maintenance term. Professional services revenue is recognized in the period that the related services are performed.  Revenue from engineering  services is primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed. In 2004 and 2003, we had a limited number of transactions in which we purchased  hardware  and bundled  this  hardware  with our software and sold the bundled solution to a customer. A portion of the contractual fee is recognized as revenue when the  hardware or software is delivered to the customer  based on the relative fair value of the delivered element(s).  Through December 31, 2004, the  software  and  hardware in bundled  solutions  have been  delivered  to the customer in the same quarter.  Maintenance,  software services and other revenue increased 54% to $7.2 million in 2004 from $4.7 million in 2003.

         The major factor contributing to the increase in maintenance,  software services  and other  revenue was the increase in the number of  maintenance  and technical  support  contracts we sold. As we are in business  longer,  and as we license more software,  we expect these revenues will continue to increase.  The majority  of our  new  customers  purchase  maintenance  and  support  and  most customers  renew their  maintenance  and support after their  initial  contracts expire.  Maintenance  revenue  increased  from $2.5  million  for the year ended
December 31, 2003 to $4.4 million for the year ended  December 31, 2004.  Growth in our professional services revenue,  which increased from $0.9 million in 2003 to $1.3 million in 2004, also  contributed to the increase in software  services and other revenues.  This increase in professional  services revenue was related to the  increase in our  software  license  customers  that  elected to purchase professional  services.  Additionally,  our hardware  sales  increased from $1.3 million in 2003 to $1.5  million  in 2004.  This  increase  was the result of an increase  in  demand  from  our  customers  for  bundled  solutions.  We  expect maintenance, software services and other revenues to continue to increase.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

         To remain  successful in the network storage  solutions market, we must continually  upgrade our  software by  enhancing  the  existing  features of our products and by adding new features and products.  We often evaluate  whether to develop these new offerings  in-house or whether we can achieve a greater return on investment by purchasing or licensing  software from third parties.  Based on our evaluations, we have purchased or licensed various software for resale since
2001.  As of  December  31,  2004 and 2003,  we had $4.9  million  of  purchased software licenses that are being amortized over three years. For the years ended
December 31, 2004 and 2003, we recorded $1.4 million of amortization  related to these  purchased  software  licenses.  We will continue to evaluate  third party software  licenses and may make additional  purchases,  which would result in an increase in amortization expense.

         The Company did not capitalize any software development costs until our initial product reached technological  feasibility in March 2001. At that point, we  capitalized  $0.1 million of software  development  costs,  which were being amortized  at the  greater of  straight  line over  three  years or the ratio of current revenue of the related products to total current and anticipated  future revenue of these products.  Amortization of capitalized  software was $7,881 and
$31,523 for the years ended December 31, 2004 and 2003, respectively.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

         Cost of  maintenance,  software  services  and other  revenue  consists primarily of personnel costs and other costs associated with providing  software implementations,  technical support under maintenance  contracts,  and training.
Cost of maintenance, software services and other revenues also includes the cost of hardware  purchased that was resold.  Cost of maintenance,  software services and other revenues for the year ended December 31, 2004 increased by 61% to $4.2 million  compared to $2.6  million for the year ended  December  31,  2003.  The increase  in cost of  maintenance,  software  services  and  other  revenue  was principally due to an increase in personnel.  As a result of our increased sales of maintenance and support  contracts and professional  services,  we required a higher  number of employees to provide  technical  support and to implement  our software.  Our cost of  maintenance,  software  services and other  revenue will continue to grow in absolute dollars as our revenue increases.

         Gross profit for the year ended  December 31, 2004 was $23.2 million or
81% of revenues  compared to $13.0 million or 77% of revenues for the year ended
December  31,  2003.  The increase in gross profit and gross margin was directly related to the increase in revenues relative to the increase in expenses. As our software license revenues increase, the associated costs as a percentage of those  revenues  tend to decrease.  Additionally,  the  increased  percentage of revenue  from our OEM  partners  in 2004  contributed  to the  increase in gross margin since revenues from our OEM partners have higher gross margins.

SOFTWARE DEVELOPMENT COSTS

         Software  development  costs consist  primarily of personnel  costs for product  development  personnel  and other  related  costs  associated  with the
development  of  new  products,   enhancements  to  existing  products,  quality
assurance and testing.  Software development costs increased 28% to $9.1 million in 2004 from $7.1 million in 2003.  The increase in software  development  costs was primarily  due to an increase in employees  required to enhance and test our network storage software products, as well as to develop new innovative features and options.  In addition,  as we entered into agreements with new OEM partners, we required additional employees to test and integrate our software with our OEM partners'  products.  In 2003, we also opened a  development  office in China to assist in our  development  work.  We intend to continue  recruiting  and hiring product development personnel to support our development process.

SELLING AND MARKETING

         Selling and marketing expenses consist primarily of sales and marketing personnel  and  related  costs,  travel,  public  relations  expense,  marketing literature  and  promotions,  commissions,  trade show  expenses,  and the costs associated  with our  foreign  sales  offices.  Selling and  marketing  expenses increased  30% to $14.3  million in 2004 from $11.0 million in 2003. As a result of the increase in revenue and interest in our software,  our commission expense and travel expenses increased.  In addition,  we continued to hire new sales and sales support personnel and to expand our worldwide  presence to accommodate our revenue  growth.  We  believe  that to  continue  to grow  sales,  our sales and marketing expenses will continue to increase.

GENERAL AND ADMINISTRATIVE

         General and  administrative  expenses  consist  primarily  of personnel costs of general and  administrative  functions,  public company  related costs, directors and officers insurance,  legal and professional fees and other general corporate overhead costs.  General and administrative  expenses increased 77% to
$5.1  million in 2004 from $2.9  million in 2003.  The  increase  in general and administrative  expenses was partially  due to a $1.0 million  increase in legal expense  attributable to litigation relating to alleged patent infringement with
Dot Hill Systems  Corporation ("Dot Hill") and Crossroads Systems (Texas),  Inc.
("Crossroads").  Expenses of $0.8 million for the year ended  December 31, 2004, related to compliance with Section 404 of the  Sarbanes-Oxley Act of 2002 and an increase in the number employees also contributed to the increase in general and administrative expenses.

LITIGATION SETTLEMENT CHARGE

         During the third  quarter  of 2004,  we  resolved  claims  relating  to alleged patent infringement  brought by Dot Hill and by Crossroads against us in the United States District Court for the Western District of Texas.  Pursuant to
the terms of the  Settlement  Agreement  between  Crossroads and us, we, without admission of  infringement,  made a one-time payment of $1.3 million and granted to Crossroads licenses to certain of our technology in exchange for a worldwide, perpetual license to the technology  underlying the Crossroads' patents at issue in the  litigation.  All claims against us by both Dot Hill and Crossroads  have now been dismissed.

INTEREST AND OTHER INCOME

         We invest our cash,  cash  equivalents  and  marketable  securities  in government securities and other low risk investments.  Interest and other income decreased  36% to $0.7 million in 2004 from $1.1 million in 2003.  This decrease in interest  income was due to lower interest rates and lower average cash, cash equivalent and marketable securities balances.

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

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

         In October 2001, we entered into an agreement with  Network-1  Security
Solutions,  Inc. ("NSSI"),  a publicly traded company,  whereby $2.8 million was paid to  NSSI,  of  which  $2.3  million  was for the  purchase  of  convertible preferred  stock of NSSI  accounted for under the cost method,  and $0.5 million was for a non-refundable prepaid royalty recoupable against future product sales of NSSI's  product.  Primarily  due to the decline in the market value of NSSI's common stock underlying the convertible  preferred stock significantly below the
Company's  cost,  we concluded in 2002 that the decline in the fair value of our investment in NSSI's preferred stock was other than temporary.  Accordingly,  in
2002 we  recorded an  impairment  charge to  write-off  our  investment  in NSSI preferred stock. In addition,  due to the lack of market  acceptance of the NSSI product,  we concluded that the unrecouped  prepaid  royalty was not recoverable and it was written off. As a result,  in 2002, we recorded a $2.8 million charge for the impairment of long-lived and other assets related to our NSSI agreement, of which $0.5 million was an operating  expense.  In 2003, we received a payment from NSSI of $35,000 in exchange for all of our preferred  stock of NSSI,  which was  reflected  as a reduction  to the  impairment  charge in the  statement  of operations.  We do not  expect  to  incur  any  additional  expenses  from  this investment.

RESULTS OF  OPERATIONS - FOR THE YEAR ENDED  DECEMBER  31, 2003  COMPARED TO THE
YEAR ENDED DECEMBER 31, 2002

REVENUES

SOFTWARE LICENSE REVENUE

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

SELLING AND MARKETING

         Selling and marketing  expenses  increased 11% to $11.0 million in 2003 from $9.9  million in 2002.  As a result of the increase in revenue and interest in our  software,  our  commission  expense and travel  expenses  increased.  In addition,  we continued  to hire new sales and sales  support  personnel  and to expand our worldwide presence to accommodate our revenue growth.

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

IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

         In October 2001, we entered into an agreement with  Network-1  Security
Solutions,  Inc. ("NSSI"),  a publicly traded company,  whereby $2.8 million was paid to  NSSI,  of  which  $2.3  million  was for the  purchase  of  convertible preferred  stock of NSSI  accounted for under the cost method,  and $0.5 million was for a non-refundable prepaid royalty recoupable against future product sales of NSSI's  product.  Primarily  due to the decline in the market value of NSSI's common stock underlying the convertible  preferred stock significantly below the
Company's  cost,  we concluded in 2002 that the decline in the fair value of our investment in NSSI's preferred stock was other than temporary.  Accordingly,  in
2002 we  recorded an  impairment  charge to  write-off  our  investment  in NSSI preferred stock. In addition,  due to the lack of market  acceptance of the NSSI product,  we concluded that the unrecouped  prepaid  royalty was not recoverable and it was written off. As a result,  in 2002, we recorded a $2.8 million charge for the impairment of long-lived and other assets related to our NSSI agreement, of which $0.5 million was an operating  expense.  In 2003, we received a payment from NSSI of $35,000 in exchange for all of our preferred  stock of NSSI,  which was  reflected  as a reduction  to the  impairment  charge in the  statement  of operations.  We do not  expect  to  incur  any  additional  expenses  from  this investment.

LIQUIDITY AND CAPITAL RESOURCES

         Our cash and cash  equivalents  totaled  $15.5  million and  marketable securities  totaled $18.5 million at December 31, 2004. As of December 31, 2003, we had $8.5 million in cash and cash equivalents and $28.2 million in marketable securities.  The reasons  for this  decrease  in cash and cash  equivalents  and marketable  securities  are  discussed  below.  Because  we have  not  yet  been profitable  on a full  year  basis,  the  major use of our cash has been to fund operations.  Until we reach profitability on a full year basis, we will continue to use our cash and marketable securities to fund operations.

         In 2004,  we made  investments  in our  infrastructure  to support  our long-term  growth.  We increased  the total number of employees in 2004 and made investments  in property and equipment to support our growth.  As we continue to grow,  we will continue to make  investments  in property and equipment and will need to continue to increase our headcount.  In the past, we have also used cash to purchase  software  licenses and to make  acquisitions.  We will  continue to evaluate  potential software license purchases and acquisitions and if the right opportunity  presents itself we may continue to use our cash for these purposes.
However,  as of the date of this filing,  we have no agreements,  commitments or understandings with respect to any such acquisitions. In 2004, we also used cash to defend and settle a patent  infringement  litigation.  The patent  litigation settlement  charge was $1.3  million  and we also  incurred  approximately  $1.0 million in legal fees associated with this litigation. If any future patent infringement  litigation  is brought  against  us, we may have to incur  similar types of expenses.  Additionally, in 2004 we incurred approximately $0.8 million in professional fees associated with the  Sarbanes-Oxley Act of 2002 compliance.
Although the fees may be lower in 2005, we will  continue to incur  professional fees to ensure that we are in compliance with that Act.

         We currently do not have any debt and our only significant  commitments are related to our office leases.

         In connection  with our acquisition of IP Metrics in July 2002, we were required to make cash payments to the former  shareholders of IP Metrics,  which were  contingent on the level of revenues from IP Metrics  products for a period of  twenty-four  months  through June 30, 2004. In 2004, we made payments to the former shareholders of IP Metrics totaling $214,009.  We have no further payment obligations.

         In October 2001, our Board of Directors authorized the repurchase of up to two million  shares of our  outstanding  common  stock.  Since  October 2001,
277,100  shares have been  repurchased  at an aggregate  purchase  price of $1.7 million.  During 2004,  42,100 shares were repurchased at an aggregate  purchase price of $0.3 million.

         Net cash used in operating activities totaled $1.1 million for the year ended December 31, 2004 compared to $5.9 million for the year ended December 31,
2003 and $7.5  million  for the year  ended  December  31,  2002.  The  trend of decreasing  cash used in operations is partially due to our decreasing net loss.
The decrease in net loss is mainly attributable to our increases in revenues. In
addition  to  the  decrease  in  net  loss,  our  non-cash  charges,   including
depreciation and amortization and equity based compensation  increased from $2.5 million  in 2002 to $3.3  million  in 2003  and  $3.8  million  in  2004.  These increases are mainly due to increases in property and equipment.  Another factor contributing  to our  decrease  in cash used in  operations  is our  increase in deferred  revenues of $2.8 million in 2004  compared to $0.4 million in 2003 and
$1.2 million in 2002.  The increase in our deferred  revenue is the result of an increase in our  maintenance  contracts,  which are deferred and  recognized  as revenue  ratably over the term of the  contract.  These  amounts were  partially offset by increases in our net accounts  receivable  balances of $1.7 million in
2002,  $2.8  million in 2003 and $3.2  million  in 2004.  The  increases  in our accounts receivable balances are due to our revenue growth. In 2002, we incurred a non-cash  expense of $2.8 million  related to an impairment of long-lived  and other  assets.  We expect  cash used in  operating  activities  to  continue  to decrease as we anticipate our net loss will decrease.

         Net cash provided by investing  activities was $6.3 million in 2004 and
$2.5 million in 2003 and net cash used in investing activities was $15.5 million in 2002.  Included  in  investing  activities  for each  year are the  sales and purchases of our marketable  securities.  These represent the sales,  maturities and  reinvesting  of our  marketable  securities.  In 2004 and 2003 the net cash provided  from the net sale of  securities  was $9.6  million and $8.5  million, respectively,  and in 2002 the cash used  from the net  purchase  of  marketable securities  was $10.7  million.  These amounts will  fluctuate from year to year depending on the maturity dates of our marketable  securities.  The cash used to purchase property and equipment was $2.8 million,  $3.0 million and $1.3 million in 2004,  2003  and  2002,  respectively.  The cash  used to  purchase  software licenses  was $0.1  million in 2004,  $1.8  million in 2003 and $0.8  million in
2002. In 2002, we used $2.6 million in cash related to two acquisitions.  We did not make any  similar  acquisitions  in 2003 or 2004.  We  continually  evaluate potential  software  licenses and acquisitions and we may continue to make these investments if we find opportunities that would benefit our business.

         Net cash provided by financing  activities was $1.8 million in 2004 and
$0.9 million in 2003 and 2002.  We received  proceeds from the exercise of stock options of $2.0 million in 2004,  $0.9 million in 2003 and $1.1 million in 2002.
We made  payments  of $0.3  million in 2004 and $0.2  million in 2002 to acquire treasury stock.

         The  Company's  only  contractual  obligations  relate to its operating leases.  The Company has an operating lease covering its primary office facility that expires in February,  2012. The Company also has several  operating  leases related to a domestic  office and offices in foreign  countries.  The expiration dates for these  leases  ranges  from 2005  through  2012.  The  following  is a schedule  of  future  minimum  lease  payments  for all  operating  leases as of
December 31, 2004:

          YEAR ENDING DECEMBER 31

          2005.............................................. $  1,451,844
          2006..............................................    1,520,105
          2007..............................................    1,348,593
          2008..............................................    1,230,817
          2009..............................................    1,264,449
          Thereafter........................................    3,025,992
                                                             ------------
                                                             $  9,841,800
                                                             ============

         For the years ended  December  31, 2003 and 2002,  we paid $3.0 million and $2.1  million,  respectively,  related  to  discontinued  operations.  As of
December 31,  2004,  all  significant  obligations  related to our  discontinued
operations have been settled.

         Based on our increasing revenues, decreasing net loss and a decrease in cash used for  operations,  we believe  that our current  balance of cash,  cash equivalents and marketable  securities,  and expected cash flows from operations will be  sufficient to meet our cash  requirements  for at least the next twelve months.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In December,  2004, the Financial  Accounting  Standards Board ("FASB")
issued FASB Staff Position No. FAS 109-1, APPLICATION OF FASB STATEMENT NO. 109,
ACCOUNTING  FOR INCOME  TAXES,  TO THE TAX  DEDUCTION  ON  QUALIFIED  PRODUCTION
ACTIVITIES  PROVIDED BY THE AMERICAN JOBS CREATION ACT OF 2004 ("FSP No. 109-1")
and FASB Staff Position No. FAS 109-2,  ACCOUNTING  AND DISCLOSURE  GUIDANCE FOR
THE FOREIGN  EARNINGS  REPATRIATION  PROVISION WITHIN THE AMERICAN JOBS CREATION
ACT OF 2004 ("FSP No. 109-2"). These staff positions provide accounting guidance on how  companies  should  account for the effects of the American Jobs Creation
Act of 2004 that was signed into law on October 22,  2004.  FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation  should be  accounted  for as a "special  deduction"  and reduce tax expense in the period(s) the amounts are  deductible on the tax return,  instead of a tax rate  reduction.  FSP No.  109-2  gives a  company  additional  time to evaluate  the  effects  of the  legislation  on any  plan  for  reinvestment  or repatriation  of foreign  earnings for purposes of applying  FASB  Statement No.
109. The Company does not plan to repatriate  any of its  undistributed  foreign earnings as of December 31, 2004.

         In December 2004, the FASB issued SFAS No. 123 (R), SHARE-BASED PAYMENT
("SFAS No. 123 (R)").  This  statement  replaces  SFAS No. 123,  ACCOUNTING  FOR
STOCK-BASED  COMPENSATION and supercedes APB No. 25, ACCOUNTING FOR STOCK ISSUED
TO  EMPLOYEES.  SFAS  123  (R)  requires  all  stock-based  compensation  to  be recognized  as an  expense  in the  financial  statements  and that such cost be measured  according to the  grant-date  fair value of the stock options or other equity  instruments.  SFAS  123 (R)  will be  effective  for  quarterly  periods beginning  after June 15,  2005.  While the Company  currently  provides the pro
forma  disclosures   required  by  SFAS  No.  148,  ACCOUNTING  FOR  STOCK-BASED
COMPENSATION - TRANSITION AND  DISCLOSURE,  on a quarterly  basis (see "Note 1 -
Accounting for Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

         In November  2004, the FASB issued SFAS No. 151,  INVENTORY  COSTS - AN
AMENDMENT OF ARB NO. 43,  Chapter 4 ("SFAS No. 151").  SFAS No. 151 requires all companies to  recognize a  current-period  charge for  abnormal  amounts of idle facility expense,  freight,  handling costs and wasted materials. This statement also requires that the allocation of fixed  production  overhead to the costs of conversion be based on the normal  capacity of the production  facilities.  SFAS
No. 151 will be effective for fiscal years  beginning  after June 15, 2005.  The
Company  believes  that this  statement  will not have a material  effect on its consolidated financial statements.

                                  RISK FACTORS

WE HAVE  HAD A  HISTORY  OF NET  LOSSES  AND MAY  NOT BE  ABLE TO  MAINTAIN  THE
PROFITABILITY WE ACHIEVED IN THE FOURTH QUARTER OF 2004.

     We were profitable for the first time in the fourth quarter of 2004.  Prior to that we had a history of losses,  including the full year ended  December 31,
2004, in which we had a net loss of $5.9 million.  For the period from inception
(February  2000),  through  December 31, 2004,  we had a cumulative  net loss of
$37.0  million.   Our  business  model  depends  upon  signing  agreements  with additional OEM  customers,  further  developing our reseller sales channel,  and expanding our sales force.  Any  difficulty in obtaining  these OEM and reseller customers or in attracting  qualified sales personnel will hinder our ability to generate additional revenues and achieve or maintain profitability.

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

WE HAVE SIGNIFICANT LEASE COMMITMENTS THAT COULD IMPACT OUR PROFITABILITY.

     During the third  quarter of 2003,  we signed a lease for new office  space that commenced on November 1, 2003 and continues  through  February,  2012. This commitment  along with several  operating  leases related to our foreign offices could impact our ability to achieve or to maintain profitability.

DUE TO THE UNCERTAIN AND SHIFTING  DEVELOPMENT OF THE NETWORK  STORAGE  SOFTWARE
MARKET, WE MAY HAVE DIFFICULTY  ACCURATELY PREDICTING REVENUE FOR FUTURE PERIODS
AND APPROPRIATELY BUDGETING FOR EXPENSES.

     The rapidly evolving nature of the network storage software market in which we sell our products, and other factors that are beyond our control, reduces our ability to accurately  forecast our quarterly and annual  revenue.  However,  we must use our  forecasted  revenue to establish our expense  budget.  Most of our expenses  are fixed in the short term or  incurred  in  advance  of  anticipated revenue.  As a result,  we may not be able to decrease  our expenses in a timely manner to offset any shortfall in revenue.

OUR REVENUES DEPEND IN PART ON SPENDING BY CORPORATE CUSTOMERS.

     The operating  results of our business depend in part on the overall demand for network storage software. Because our sales are primarily to major corporate customers,  any  softness in demand for network  storage  software may result in decreased revenues.

WE ARE DEPENDENT ON CERTAIN KEY CUSTOMERS.

     During the fiscal year ended December 31, 2004, one OEM customer  accounted for 16% of our  revenues.  While we  believe  that we will  continue  to receive revenue from this client  during the fiscal year ended  December  31, 2005,  our agreement with this customer is terminable upon 90 days notice.  If our contract with  this OEM  terminates  it  would  have a  material  adverse  effect  on our operating results.

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
adversely affected.

WE MAY NOT BE ABLE TO PENETRATE THE SMALL/MEDIUM BUSINESS, SMALL OFFICE AND HOME
OFFICE MARKETS.

     We have  announced  plans to offer products for the  small/medium  business
(SMB) and small office/home office (SOHO) markets.  We may not be able to design or  offer  products  attractive  to the SMB and the  SOHO  markets,  or to reach agreements  with OEMs and resellers  with  significant  presences in the SMB and
SOHO markets.  If we are unable to penetrate  the SMB and SOHO markets,  we will not be able to recoup the expenses  associated with our efforts in these markets and our ability to grow revenues could suffer.

IF WE ARE UNABLE TO DEVELOP AND MANUFACTURE NEW PRODUCTS THAT ACHIEVE ACCEPTANCE
IN THE NETWORK STORAGE SOFTWARE MARKET, OUR OPERATING RESULTS MAY SUFFER.

     The network  storage  software  market  continues to evolve and as a result there is continuing demand for new products. Accordingly, we may need to develop and manufacture new products that address  additional  network storage  software market  segments and emerging  technologies  to remain  competitive  in the data storage software industry. We are uncertain whether we will successfully qualify new network  storage  software  products with our customers by meeting  customer performance and quality specifications or quickly achieve high volume production of storage  networking  software  products.  Any  failure to address  additional market  segments  could harm our  business,  financial  condition  and operating results.

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

OUR COMPLEX  PRODUCTS  MAY HAVE ERRORS OR DEFECTS  THAT COULD  RESULT IN REDUCED
DEMAND FOR OUR PRODUCTS OR COSTLY LITIGATION.

     Our IPStor  platform is complex and is designed to be deployed in large and complex networks. Many of our customers have unique  infrastructures,  which may require  additional  professional  services  in order for our  software  to work within their  infrastructure.  Because our products are critical to the networks of our customers,  any significant  interruption in their service as a result of defects in our  product  within our  customers'  networks  could  result in lost profits  or damage to our  customers.  These  problems  could  cause us to incur significant  service and engineering costs,  divert  engineering  personnel from product  development  efforts and  significantly  impair our ability to maintain existing  customer  relationships  and attract new  customers.  In  addition,  a product  liability  claim,  whether  successful  or not,  would  likely  be time consuming  and  expensive  to  resolve  and  would  divert  management  time and attention.  Further,  if we are unable to fix the errors or other  problems that may be  identified in full  deployment,  we would likely  experience  loss of or delay in revenues and loss of market share and our business and prospects  would suffer.

FAILURE OF STORAGE  APPLIANCES  POWERED BY IPSTOR TO INTEGRATE SMOOTHLY WITH END
USER SYSTEMS COULD IMPACT DEMAND FOR THE APPLIANCES.

     We have entered into  agreements with resellers and OEM partners to develop storage  appliances that combine certain  aspects of IPStor  functionality  with third  party  hardware  to create  single  purpose  turnkey  solutions  that are designed to be easy to deploy. If the storage  appliances are not easy to deploy or do not integrate smoothly with end user systems, the basic premise behind the appliances will not be met and sales would suffer.

OUR OEM  CUSTOMERS  REQUIRE  OUR  PRODUCTS  TO UNDERGO A LENGTHY  AND  EXPENSIVE
QUALIFICATION PROCESS THAT DOES NOT ASSURE PRODUCT SALES.

     Prior to offering  our products for sale,  our OEM  customers  require that each of our products undergo an extensive  qualification process, which involves interoperability  testing of our product in the OEM's system as well as rigorous reliability  testing.  This qualification of a product by an OEM does not assure any  sales of the  product  to the OEM.  Despite  this  uncertainty,  we  devote substantial resources,  including  engineering,  sales, marketing and management efforts,  toward  qualifying our products with OEMs in  anticipation of sales to them. If we are  unsuccessful or delayed in qualifying any products with an OEM, such failure or delay would  preclude or delay sales of that product to the OEM, which may impede our ability to grow our business.

WE RELY ON OUR OEM CUSTOMERS AND RESELLERS FOR MOST OF OUR SALES.

     Almost all of our sales come from sales to end users of our products by our
OEM customers  and by our  resellers.  These OEM  customers  and resellers  have limited resources and sales forces and sell many different products, both in the network storage  infrastructure  software  market and in other markets.  The OEM customers  and  resellers  may  choose to focus  their  sales  efforts  on other products  in the  network  storage  software  market or other  markets.  The OEM customers  might also choose not to  continue  to develop or to market  products which include our products. This would likely result in lower revenues to us and would impede our ability to grow our business.

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

WE MUST MAINTAIN OUR EXISTING RELATIONSHIPS AND DEVELOP NEW RELATIONSHIPS WITH
STRATEGIC INDUSTRY PARTNERS.

      Part of our  strategy is to partner  with major  third-party  software and hardware  vendors who integrate our products into their offerings  and/or market our  products  to  others.  These  strategic  partners  often have  customer  or distribution  networks  to which we  otherwise  would  not  have  access  or the development  of  which  would  take up  large  amounts  of our  time  and  other resources.  There is intense  competition to establish  relationships with these strategic  partners.  Some of our agreements with our OEM customers grant to the
OEMs limited exclusivity rights to portions of our products for periods of time.
This could  result in lost sales  opportunities  for us with other  customers or could cause other potential OEM partners to consider or select software from our competitors  for their storage  solutions.  In addition,  the desire for product differentiation  could cause  potential OEM partners to select software from our competitors.  We cannot guarantee that our current strategic partners,  or those companies  with whom we may  partner  in the  future,  will  continue  to be our partners for any period of time.  If our software  were to be replaced in an OEM solution by competing  software,  or if our software is not selected by OEMs for future  solutions,  it would  likely  result in lower  revenues  to us and would impede our ability to grow our business.

THE  NETWORK  STORAGE   SOFTWARE  MARKET  IS  HIGHLY   COMPETITIVE  AND  INTENSE
COMPETITION COULD NEGATIVELY IMPACT OUR BUSINESS.

      The network storage  software market is intensely  competitive even during periods  when demand is stable.  Some of our current and  potential  competitors have longer operating histories,  significantly greater resources,  broader name recognition  and a  larger  installed  base of  customers  than we  have.  Those competitors  and other  potential  competitors  may be able to  establish  or to
expand  network  storage   software   offerings  more  quickly,   adapt  to  new
technologies and customer requirements faster, and take advantage of acquisition and other opportunities more readily.

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

OUR FUTURE QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY,  WHICH COULD CAUSE OUR
STOCK PRICE TO DECLINE.

      While we were profitable in the fourth quarter of 2004, such profitability is not an indicator of future profitability and our future quarterly results may fluctuate significantly.

      Our future performance will depend on many factors, including:

o     the timing of securing  software  license  contracts  and the  delivery of software and related revenue recognition;

o     the seasonality of information technology spending;

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

OUR STOCK PRICE MAY BE VOLATILE

      The market price of our common stock has been volatile in the past and may be volatile in the future.  For  example,  during the past twelve  months  ended
December 31, 2004, the closing market price of our common stock as quoted on the
NASDAQ National Market System  fluctuated  between $5.13 and $10.15.  The market price  of our  common  stock  may be  significantly  affected  by the  following factors:

o     actual or anticipated fluctuations in our operating results;

o     failure to meet financial estimates;

o     changes in market valuations of other technology  companies,  particularly those in the storage networking software market;

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

OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY IMPACTED BY THE REQUIREMENT THAT WE
RECOGNIZE THE FAIR VALUE OF STOCK OPTIONS GRANTED AS AN EXPENSE.

      The Financial  Accounting  Standards Board ("FASB") has required companies to recognize the fair value of stock options and other stock-based  compensation to employees as compensation  expense in the statement of operations,  effective
July 1, 2005 for  FalconStor.  While it is too early to tell the exact impact of this requirement, there will be a negative impact on our results of operations.

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING  OPTIONS AND WARRANTS,  THE EXERCISE
OF WHICH WOULD DILUTE THE THEN-EXISTING  STOCKHOLDERS'  PERCENTAGE  OWNERSHIP OF
OUR COMMON STOCK.

      As of December  31,  2004,  we had  outstanding  options  and  warrants to purchase an  aggregate  of  9,723,358  shares of our common  stock at a weighted average  exercise  price of $4.82  per  share.  We also  have  2,698,974  shares reserved for issuance  under our stock option plans with respect to options that have not been granted.

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

      We have already been subject to one action  alleging  that our  technology infringes patents held by a third party.  While we settled this litigation,  the litigation  was  expensive and diverted  management's  time and  attention.  Any additional litigation, regardless of its outcome, would likely be time consuming and  expensive to resolve and would divert  management's  time and attention and might  subject  us to  significant  liability  for  damages  or  invalidate  our intellectual  property rights. Any potential  intellectual  property  litigation against us could force us to take specific actions, including:

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

DEVELOPMENTS  LIMITING THE AVAILABILITY OF OPEN SOURCE SOFTWARE COULD IMPACT OUR
ABILITY TO DELIVER PRODUCTS AND COULD SUBJECT US TO COSTLY LITIGATION.

      Many  of  our  products   are  designed  to  include   software  or  other
intellectual  property  licensed  from third  parties,  including  "Open Source"
software.  At least one intellectual  property rights holder has alleged that it holds the rights to  software  traditionally  viewed as Open  Source.  It may be necessary in the future to seek or renew licenses relating to various aspects of these products.  There can be no assurance that the necessary  licenses would be available  on  acceptable  terms,  if at all. The  inability  to obtain  certain licenses  or other  rights or to obtain  such  licenses  or rights on  favorable terms, or the need to engage in litigation regarding these matters, could have a material  adverse  effect on our  business,  operating  results,  and  financial condition.  Moreover,  the  inclusion  in our  products  of  software  or  other intellectual  property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.

THE LOSS OF ANY OF OUR KEY PERSONNEL COULD HARM OUR BUSINESS.

      Our success depends upon the continued contributions of our key employees, many of whom would be extremely  difficult to replace. We do not have key person life  insurance  on any of our  personnel.  Worldwide  competition  for  skilled employees in the network storage software industry is extremely  intense.  If we are unable to retain existing  employees or to hire and integrate new employees, our  business,  financial  condition and  operating  results  could  suffer.  In addition,  companies whose employees  accept  positions with  competitors  often claim that the competitors  have engaged in unfair hiring  practices.  We may be the subject of such claims in the future as we seek to hire qualified  personnel and could incur substantial costs defending ourselves against those claims.

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

IF  ACTUAL  RESULTS  OR  EVENTS  DIFFER   MATERIALLY   FROM  OUR  ESTIMATES  AND
ASSUMPTIONS,  OUR REPORTED  FINANCIAL  CONDITION AND RESULTS OF  OPERATIONS  FOR
FUTURE PERIODS COULD BE MATERIALLY AFFECTED.

      The   preparation  of  consolidated   financial   statements  and  related
disclosure in accordance with generally  accepted  account  principles  requires management to establish  policies that contain  estimates and  assumptions  that affect the amounts  reported in the  consolidated  financial  statements and the accompanying  notes.  Note 1 to the  Consolidated  Financial  Statements in this
Report on Form 10-K describes the significant  accounting  policies essential to
preparing  our  financial   statements.   The  preparation  of  these  financial
statements  requires us to make estimates and judgments that affect the reported amounts of assets, liabilities,  revenues and expenses, and related disclosures.
We base our estimates on historical  experience and assumptions  that we believe to be  reasonable  under the  circumstances.  Actual  future  results may differ materially from these estimates. We evaluate, on an ongoing basis, our estimates and assumptions.

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

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Consolidated Financial Statements

                                                                            Page

       Reports of Independent Registered Public Accounting Firm ..............34

       Consolidated Balance Sheets as of December 31, 2004 and 2003...........36

       Consolidated Statements of Operations for the years ended
           December 31, 2004, 2003 and 2002...................................37

       Consolidated Statements of Stockholders' Equity and Comprehensive
           Loss for the years ended December 31, 2004, 2003 and 2002..........38

       Consolidated Statements of Cash Flows for the years ended
           December 31, 2004, 2003 and 2002...................................40

       Notes to Consolidated Financial Statements.............................42

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FalconStor Software, Inc.:

         We  have  audited  the  accompanying  consolidated  balance  sheets  of
FalconStor Software, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related  consolidated  statements of  operations,  stockholders'  equity and comprehensive  loss,  and cash  flows  for each of the  years in the  three-year period ended December 31, 2004. These consolidated  financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance  with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  financial  statements.  An audit also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management,  as well as evaluating the overall  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material  respects,  the financial position of FalconStor
Software,  Inc.  and  subsidiaries  as of December  31,  2004 and 2003,  and the results  of their  operations  and their cash flows for each of the years in the three-year  period ended  December 31, 2004, in conformity  with U.S.  generally accepted accounting principles.

         We also have audited,  in  accordance  with the standards of the Public
Company  Accounting  Oversight  Board  (United  States),  the  effectiveness  of
FalconStor  Software,  Inc.'s  internal  control over financial  reporting as of
December  31,  2004,  based  on  criteria  established  in  Internal  Control  -
Integrated Framework issued by the Committee of Sponsoring  Organizations of the
Treadway  Commission  (COSO),  and our report dated March 10, 2005  expressed an unqualified  opinion on management's  assessment of, and the effective operation of, internal control over financial reporting.

                                                                  /s/   KPMG LLP

Melville, New York
March 10, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FalconStor Software, Inc.:

         We have audited management's  assessment,  included in the accompanying
Management's  Report  on  Internal  Control  Over  Financial   Reporting,   that
FalconStor Software,  Inc. and subsidiaries (the "Company") maintained effective internal  control over  financial  reporting  as of December 31, 2004,  based on criteria  established in Internal  Control--Integrated  Framework  issued by the
Committee of Sponsoring  Organizations of the Treadway  Commission  (COSO).  The
Company's  management is responsible for maintaining  effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's  assessment  and an opinion on the  effectiveness  of the Company's internal control over financial reporting based on our audit.

         We conducted our audit in  accordance  with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and  perform  the audit to obtain  reasonable  assurance  about  whether effective  internal  control over  financial  reporting  was  maintained  in all material  respects.  Our audit included  obtaining an  understanding of internal control over financial reporting,  evaluating management's  assessment,  testing and evaluating the design and operating  effectiveness of internal control,  and
performing   such  other   procedures   as  we   considered   necessary  in  the
circumstances.  We believe that our audit  provides a  reasonable  basis for our opinion.

         A company's  internal  control  over  financial  reporting is a process designed to provide reasonable  assurance regarding the reliability of financial reporting and the preparation of financial  statements for external  purposes in accordance with generally accepted accounting  principles.  A company's internal control over financial reporting includes those policies and procedures that (1)
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the  transactions  and dispositions of the assets of the company;
(2) provide reasonable  assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles,  and that receipts and  expenditures  of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of  unauthorized  acquisition,  use, or  disposition  of the company's assets that could have a material effect on the financial statements.

         Because of its inherent  limitations,  internal  control over financial reporting  may not prevent or detect  misstatements.  Also,  projections  of any evaluation  of  effectiveness  to future  periods  are  subject to the risk that controls may become  inadequate  because of changes in  conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

         In our opinion,  management's  assessment  that the Company  maintained effective internal control over financial  reporting as of December 31, 2004, is fairly  stated,  in all  material  respects,  based on criteria  established  in
Internal Control--Integrated Framework issued by COSO. Also, in our opinion, the
Company  maintained,  in all material respects,  effective internal control over financial  reporting as of December 31, 2004,  based on criteria  established in
Internal Control--Integrated Framework issued by COSO.

         We also have audited,  in  accordance  with the standards of the Public
Company  Accounting  Oversight Board (United States),  the consolidated  balance sheets  of the  Company  as of  December  31,  2004 and  2003,  and the  related consolidated  statements of operations,  stockholders'  equity and comprehensive loss,  and cash  flows  for each of the  years in the  three-year  period  ended
December 31, 2004, and our report dated March 10, 2005, expressed an unqualified opinion on those consolidated financial statements.

                                                                    /s/ KPMG LLP

Melville, New York
March 10, 2005

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                        2004              2003
                                                                                   ------------      ------------
                            ASSETS
Current assets:
   Cash and cash equivalents .................................................     $ 15,484,573      $  8,486,144
   Marketable securities .....................................................       18,488,616        28,199,242
   Accounts receivable, net of allowances of $2,551,616 and
     $1,837,934, respectively ................................................       10,269,822         7,109,922
   Prepaid expenses and other current assets .................................          629,036         1,273,125
                                                                                   ------------      ------------

            Total current assets .............................................       44,872,047        45,068,433

Property and equipment, net ..................................................        4,662,269         3,861,069
Goodwill .....................................................................        3,512,796         3,366,642
Other intangible assets, net .................................................          307,620           396,940
Other assets .................................................................        2,719,460         3,799,949
                                                                                   ------------      ------------

            Total assets .....................................................     $ 56,074,192      $ 56,493,033
                                                                                   ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................................     $    821,433      $    562,305
   Accrued expenses ..........................................................        3,501,034         2,777,391
   Deferred revenue ..........................................................        4,097,279         2,202,179
                                                                                   ------------      ------------

            Total current liabilities ........................................        8,419,746         5,541,875

Deferred revenue .............................................................        1,290,496           395,609
                                                                                   ------------      ------------

            Total liabilities ................................................        9,710,242         5,937,484
                                                                                   ------------      ------------

 Commitments

 Stockholders' equity:
   Preferred stock - $.001 par value, 2,000,000 shares authorized, none issued             --                --
    Common stock - $.001 par value, 100,000,000 shares authorized,
      47,768,755 and 46,745,330 shares issued, respectively and 47,491,655
      and 46,510,330 shares outstanding, respectively ........................           47,769            46,745
   Additional paid-in capital ................................................       85,400,740        83,277,981
   Deferred compensation .....................................................             --              (7,969)
   Accumulated deficit .......................................................      (36,952,436)      (31,063,589)
   Common stock held in treasury, at cost (277,100 and 235,000 shares,
      respectively) ..........................................................       (1,714,775)       (1,435,130)
   Accumulated other comprehensive loss ......................................         (417,348)         (262,489)
                                                                                   ------------      ------------

            Total stockholders' equity .......................................       46,363,950        50,555,549
                                                                                   ------------      ------------
            Total liabilities and stockholders' equity .......................     $ 56,074,192      $ 56,493,033
                                                                                   ============      ============

           See accompanying notes to consolidated financial statements

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              YEARS ENDED DECEMBER 31,

                                                                    2004               2003               2002
                                                              -----------------------------------------------------

Revenues:
   Software license revenue ................................     $ 21,487,866      $ 12,250,616      $  8,666,583
   Maintenance revenue .....................................        4,442,724         2,473,504         1,297,146
   Software services and other revenue .....................        2,778,088         2,220,015           665,163
                                                                 ------------      ------------      ------------
                                                                   28,708,678        16,944,135        10,628,892
                                                                 ------------      ------------      ------------

Operating expenses:
   Amortization of purchased and capitalized software.......        1,393,908         1,394,301           899,024
   Cost of maintenance, software services and other revenue         4,150,309         2,580,141         1,309,139
   Software development costs ..............................        9,050,092         7,067,605         6,280,936
   Selling and marketing ...................................       14,277,167        10,966,548         9,856,496
   General and administrative ..............................        5,108,516         2,878,192         2,591,430
   Litigation settlement ...................................        1,300,000              --                --
   Lease abandonment charge ................................             --             550,162              --
   Impairment of prepaid royalty ...........................             --                --             482,715
                                                                 ------------      ------------      ------------
                                                                   35,279,992        25,436,949        21,419,740
                                                                 ------------      ------------      ------------
           Operating loss ..................................       (6,571,314)       (8,492,814)      (10,790,848)
                                                                 ------------      ------------      ------------

Interest and other income ..................................          714,412         1,121,391         1,585,351
Impairment of long-lived assets ............................             --              35,000        (2,300,062)
                                                                 ------------      ------------      ------------

         Loss before income taxes ..........................       (5,856,902)       (7,336,423)      (11,505,559)

 Provision for income taxes ................................           31,945            32,532            37,606
                                                                 ------------      ------------      ------------

         Net loss ..........................................     $ (5,888,847)     $ (7,368,955)     $(11,543,165)
                                                                 ------------      ------------      ------------

 Basic and diluted net loss per share ......................     $      (0.13)     $      (0.16)     $      (0.26)
                                                                 ============      ============      ============

 Basic and diluted weighted average common shares
   outstanding .............................................       46,967,422        45,967,830        45,232,595
                                                                 ============      ============      ============

          See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                                                                                                                        Accumulated
                                                                                                                           other
                                                                                                                          compre-
                                                     Additional        Deferred                                           hensive
                                      Common          paid-in          compen-        Accumulated        Treasury         income
                                      stock           capital           sation          deficit           stock           (loss)
                                  ---------------  ---------------  --------------- ----------------- ---------------  -------------

Balance, December 31, 2001              $ 45,049     $ 77,991,996     $ (1,026,674)    $ (12,151,469)   $ (1,220,730)     $ (76,600)

Issuance of stock options to
     non-employees                             -           32,890                -                 -               -              -

Compensation expense for accelerated
     vesting of stock options                  -          231,415                -                 -               -              -

Exercise of stock options                    479        1,112,970                -                 -               -              -

Amortization of deferred
     compensation and option forfeitures       -          (95,610)         555,229                 -               -              -

Net loss                                       -                -                -       (11,543,165)              -              -

Acquisition of treasury stock                  -                -                -                 -        (214,400)             -

Adjustment to the fair value of the
     net tangible assets acquired
     in the NPI merger                         -        2,150,000                -                 -               -              -

Net unrealized gain on
     marketable securities                     -                -                -                 -               -         90,904

Foreign currency translation
     adjustment                                -                -                -                 -               -         18,769
                                  ---------------  ---------------  --------------- ----------------- ---------------  -------------

Balance, December 31, 2002              $ 45,528     $ 81,423,661       $ (471,445)    $ (23,694,634)   $ (1,435,130)       $33,073

Issuance of stock options to
     non-employees                             -           86,875                -                 -               -              -

Exercise of stock options                  1,217          850,600                -                 -               -              -

Amortization of deferred
     compensation                              -                -          463,476                 -               -              -

Net loss                                       -                -                -        (7,368,955)              -              -

Adjustment to the fair value of the
     net tangible assets acquired
     in the NPI merger                         -          916,845                -                 -               -              -

Net unrealized loss on
     marketable securities                     -                -                -                 -               -       (214,394)

Foreign currency translation
     adjustment                                -                -                -                 -               -        (81,168)
                                  ---------------  ---------------  --------------- ----------------- ---------------  -------------

Balance, December 31, 2003              $ 46,745     $ 83,277,981         $ (7,969)    $ (31,063,589)   $ (1,435,130)    $ (262,489)

Issuance of stock options to
     non-employees                             -           87,023                -                 -               -              -

Exercise of stock options                  1,024        2,035,736                -                 -               -              -

Amortization of deferred
     compensation                              -                -            7,969                 -               -              -

Net loss                                       -                -                -        (5,888,847)              -              -

Acquisition of treasury stock                  -                -                -                 -        (279,645)             -

Net unrealized loss on
     marketable securities                     -                -                -                 -               -       (148,849)

Foreign currency translation
     adjustment                                -                -                -                 -               -         (6,010)
                                  ---------------  ---------------  --------------- ----------------- ---------------  -------------

Balance, December 31, 2004              $ 47,769     $ 85,400,740              $ -     $ (36,952,436)   $ (1,714,775)    $ (417,348)
                                  ===============  ===============  =============== ================= ===============  =============

                                                  Total
                                              stockholders'    Comprehensive
                                                 equity            loss
                                             ----------------  ----------------

Balance, December 31, 2001                  $ 63,561,572                 -

Issuance of stock options to
     non-employees                                32,890                 -

Compensation expense for accelerated
     vesting of stock options                    231,415                 -

Exercise of stock options                      1,113,449                 -

Amortization of deferred
     compensation and option forfeitures         459,619                 -

Net loss                                     (11,543,165)      (11,543,165)

Acquisition of treasury stock                   (214,400)                -

Adjustment to the fair value of the
     net tangible assets acquired
     in the NPI merger                         2,150,000                 -

Net unrealized gain on
     marketable securities                        90,904            90,904

Foreign currency translation
     adjustment                                   18,769            18,769
                                          ---------------  ----------------

Balance, December 31, 2002                  $ 55,901,053     $ (11,433,492)
                                                           ================

Issuance of stock options to
     non-employees                                86,875                 -

Exercise of stock options                        851,817                 -

Amortization of deferred
     compensation                                463,476                 -

Net loss                                      (7,368,955)       (7,368,955)

Adjustment to the fair value of the
     net tangible assets acquired
     in the NPI merger                           916,845                 -

Net unrealized loss on
     marketable securities                      (214,394)         (214,394)

Foreign currency translation
     adjustment                                  (81,168)          (81,168)
                                          ---------------  ----------------

Balance, December 31, 2003                  $ 50,555,549      $ (7,664,517)
                                                           ================

Issuance of stock options to
     non-employees                                87,023                 -

Exercise of stock options                      2,036,760                 -

Amortization of deferred
     compensation                                  7,969                 -

Net loss                                      (5,888,847)       (5,888,847)

Acquisition of treasury stock                   (279,645)                -

Net unrealized loss on
     marketable securities                      (148,849)         (148,849)

Foreign currency translation
     adjustment                                   (6,010)           (6,010)
                                          ---------------  ----------------

Balance, December 31, 2004                  $ 46,363,950      $ (6,043,706)
                                          ===============  ================

          See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             YEARS ENDED DECEMBER 31,

                                                                               2004            2003              2002
                                                                          -------------------------------------------------

Cash flows from operating activities:
   Net loss .........................................................     $ (5,888,847)     $ (7,368,955)     $(11,543,165)
      Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization ..............................        3,656,212         2,759,030         1,747,380
         Non-cash professional services expenses ....................           87,023            86,875            32,890
         Equity-based compensation expense ..........................            7,969           463,476           691,034
         Provision for returns and doubtful accounts ................        3,296,275         1,700,100           930,150
         Impairment of long-lived and other assets ..................             --                --           2,782,777
      Changes  in  operating assets and liabilities, net
         of effects of acquisitions:
         Accounts receivable ........................................       (6,456,175)       (4,524,130)       (2,658,455)
         Prepaid expenses and other current assets ..................          636,208          (137,115)         (571,635)
         Other assets ...............................................         (251,038)         (227,711)           (9,119)
         Accounts payable ...........................................          259,128           125,217          (121,685)
         Accrued expenses ...........................................          791,498           761,827            55,868
         Deferred revenue ...........................................        2,789,987           415,059         1,175,735
                                                                          ------------      ------------      ------------

            Net cash used in operating activities ...................       (1,071,760)       (5,946,327)       (7,488,225)
                                                                          ------------      ------------      ------------

Cash flows from investing activities:
   Purchase of marketable securities ................................      (33,897,295)       (8,537,284)      (39,507,257)
   Sale of marketable securities ....................................       43,459,072        17,034,096        28,843,893
   Purchase of investments ..........................................             --            (137,710)          (75,000)
   Purchase of property and equipment ...............................       (2,842,792)       (2,998,908)       (1,272,104)
   Purchase of software licenses ....................................          (50,000)       (1,821,000)         (800,000)
   Purchase of intangible assets ....................................         (131,392)         (246,697)         (145,534)
   Net cash paid for acquisition of IP Metrics ......................         (214,009)         (287,130)       (2,381,726)
   Net cash paid for acquisition of FarmStor ........................             --                --            (169,640)
   Security deposits ................................................           (4,500)         (500,000)          (35,802)
                                                                          ------------      ------------      ------------

      Net cash provided by (used in) investing
       activities....................................................        6,319,084         2,505,367       (15,543,170)
                                                                          ------------      ------------      ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options ..........................        2,036,760           851,817         1,113,449
   Payments to acquire treasury stock ...............................         (279,645)             --            (214,400)
                                                                          ------------      ------------      ------------

      Net cash provided by financing activities .....................        1,757,115           851,817           899,049
                                                                          ------------      ------------      ------------

Cash flows from discontinued operations:
      Payments of liabilities of discontinued operations.............              --         (3,034,620)       (2,066,285)
                                                                          ------------      ------------      ------------

Effect of exchange rate changes .....................................           (6,010)          (81,168)           18,769
                                                                          ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents.................        6,998,429        (5,704,931)      (24,179,862)

Cash and cash equivalents, beginning of year ........................        8,486,144        14,191,075        38,370,937
                                                                          ------------      ------------      ------------

Cash and cash equivalents, end of year ..............................     $ 15,484,573      $  8,486,144      $ 14,191,075
                                                                          ============      ============      ============

Increase in additional  paid-in capital  resulting
   from an adjustment to reduce the fair value of the
   liabilities of discontinued  operations assumed in
   the merger with NPI (Notes 2 and 12) .............................     $        --       $    916,845      $  2,150,000
                                                                          ============      ============      ============

Cash paid for income taxes ..........................................     $     24,554      $     48,351      $     34,082
                                                                          ============      ============      ============

      The Company did not pay any interest expense for the three years ended December 31, 2004.

                     See accompanying notes to consolidated financial statements

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) THE COMPANY AND NATURE OF OPERATIONS

    FalconStor Software, Inc., a Delaware Corporation (the "Company"), develops, manufactures  and sells  network  storage  software  solutions  and provides the related maintenance, implementation and engineering services.

(b) PRINCIPLES OF CONSOLIDATION

    The consolidated  financial  statements  include the accounts of the Company and its wholly owned  subsidiaries.  All significant  intercompany  balances and transactions have been eliminated in consolidation.

(c) CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company considers all highly liquid investments with a maturity of three months  or  less  when  purchased  to be  cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$10.9  million  and $8.2  million at December  31, 2004 and 2003,  respectively.
Marketable  securities  at December 31, 2004 and 2003  amounted to $18.5 million and $28.2 million, respectively, and consisted of corporate bonds and government securities,  which  are  classified  as  available  for sale,  and  accordingly, unrealized  gains  and  losses  on  marketable  securities  are  reflected  as a component of stockholders' equity.

(d)  REVENUE RECOGNITION

    The Company  recognizes  revenue from software  licenses in accordance  with
Statement of Position ("SOP") 97-2, SOFTWARE REVENUE  RECOGNITION.  Accordingly,
revenue for  software  licenses is  recognized  when  persuasive  evidence of an arrangement exists, the fee is fixed and determinable, the software is delivered and  collection  of  the  resulting  receivable  is  deemed  probable.  Software delivered to a customer on a trial basis is not  recognized  as revenue  until a permanent key is delivered to the customer.  Reseller  customers  typically send the Company a purchase order only when they have an end user identified.  When a customer  licenses  software  together  with the  purchase of  maintenance,  the
Company  allocates a portion of the fee to maintenance  for its fair value based on the  contractual  maintenance  renewal rate.  Software  maintenance  fees are deferred and  recognized as revenue  ratably over the term of the contract.  The long-term  portion of deferred  revenue  relates to  maintenance  contracts with terms in excess of one year. The cost of providing technical support is included in cost of  revenues.  The Company  provides an allowance  for software  product returns as a reduction of revenue.

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

    For the years ended  December  31, 2004 and 2003,  the Company had a limited number of transactions in which it purchased  hardware and bundled this hardware with the Company's software and sold the bundled solution to its customer. Since the software is not essential for the functionality of the equipment included in the Company's bundled  solutions,  and both the hardware and software have stand alone value to the customer,  a portion of the  contractual fee is recognized as revenue when the software or hardware is  delivered  based on the relative  fair value of the delivered element(s).

(e) PROPERTY AND EQUIPMENT

    Property and  equipment are recorded at cost and are  depreciated  using the straight-line  method over the estimated  useful lives of the assets  (generally between 3 to 7 years).  Leasehold  improvements are amortized on a straight-line basis  over the term of the  respective  leases or over their  estimated  useful lives, whichever is shorter.

(f) GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and  identifiable  intangible  assets acquired in business combinations.  Consistent  with  Statement  of  Financial  Accounting  Standards
("SFAS")  142,  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS,  the  Company  has not
amortized  goodwill  related to its  acquisitions,  but has  instead  tested the balance for impairment.  The Company's annual impairment assessment is performed on  December  31st of each  year,  and  additionally  if  events or  changes  in circumstances  indicate  that it is more  likely  than  not  that  the  asset is impaired.  Identifiable intangible assets are amortized over a three-year period using the straight-line method.  Amortization expense was $220,712, $159,248 and
$52,893 for 2004,  2003 and 2002,  respectively.  The gross carrying  amount and accumulated  amortization of other intangible assets as of December 31, 2004 and
December 31, 2003 are as follows:

                                                    December 31,    December 31,
                                                        2004            2003
                                                    ------------    ------------

Customer relationships and purchased technology:

Gross carrying amount                                $ 216,850      $ 216,850
Accumulated amortization                              (180,708)      (108,425)
                                                     ---------      ---------

  Net carrying amount                                $  36,142      $ 108,425
                                                     =========      =========

Patents:

Gross carrying amount                                $ 523,623      $ 392,231
Accumulated amortization                              (252,145)      (103,716)
                                                     ---------      ---------

  Net carrying amount                                $ 271,478      $ 288,515
                                                     =========      =========

    As of December  31,  2004,  amortization  expense on  existing  identifiable intangible assets and purchased software technology will be $965,629,  $361,427, and $26,370 for the years ended December 31, 2005, 2006 and 2007,  respectively.
Such assets will be fully amortized at December 31, 2007.

(g) SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE TECHNOLOGY

    Costs  associated  with  the  development  of  new  software   products  and
enhancements  to existing  software  products  are  expensed  as incurred  until technological  feasibility  of the  product has been  established.  Based on the
Company's product development process,  technological feasibility is established upon completion of a working model.  The Company did not capitalize any software development costs until its initial product reached technological feasibility at the end of March 2001. Until such product was released,  the Company capitalized
$94,570 of software development costs, of which $7,881,  $31,523 and $31,524 was amortized for the years ended  December 31, 2004,  2003 and 2002,  respectively.
Amortization  of  software  development  costs is  recorded  at the  greater  of straight  line over three  years or the ratio of current  revenue of the related products to total current and anticipated future revenue of these products.

    Purchased  software   technology  of  $1,045,806  and  $2,381,833,   net  of
accumulated  amortization  of $3,865,194  and  $2,479,167,  is included in other assets in the balance  sheets as of December  31, 2004 and  December  31,  2003, respectively.  Amortization  expense was $1,386,027,  $1,362,778 and 867,499 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

                                                                2004             2003              2002
                                                           -------------     -------------     -------------

Net loss as reported                                       $ (5,888,847)     $ (7,368,955)     $(11,543,165)

Add stock-based employee compensation expense included
      in reported net loss, net of tax                            7,969           463,476           691,034

Deduct total stock-based employee compensation expense
      determined under fair-value-based method for all
      awards, net of tax                                     (8,268,471)       (4,930,656)       (3,689,789)
                                                           ------------      ------------      ------------

Net loss -pro forma                                        $(14,149,349)     $(11,836,135)    $ (14,541,920)
                                                           ============      ============      ============

Diluted net loss per common share-as reported              $      (0.13)     $      (0.16)     $      (0.26)

Diluted net loss per common share-pro forma                $      (0.30)     $      (0.26)     $      (0.32)

The per share weighted  average fair value of stock options granted during 2004,
2003 and 2002 was  $6.55,  $5.60 and $2.29,  respectively,  on the date of grant using  the  Black-Scholes  option-pricing  method  with the  following  weighted average  assumptions:  2004 - expected  dividend yield of 0%, risk free interest rate of  3.5%,  expected  stock  volatility  ranging  from  166% to 176%  and an expected  option  life of five years for  options  granted to  employees  of the
Company, and an option life of ten years for options granted to non-employees;

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

(k)   FINANCIAL INSTRUMENTS

      As of  December  31,  2004  and  2003,  the fair  value  of the  Company's financial instruments including cash and cash equivalents,  accounts receivable, accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

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

(m)   EARNINGS PER SHARE (EPS)

      Basic EPS is computed  based on the weighted  average  number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to net  losses for the  periods  presented,  all common  stock equivalents  were excluded  from diluted net loss per share.  As of December 31,
2004,  2003 and 2002,  potentially  dilutive common stock  equivalents  included
8,973,358,  9,860,425 and 9,387,579 stock options outstanding,  respectively. As of December 31, 2004 and 2003,  potentially  dilutive  common stock  equivalents also included 750,000 warrants outstanding.

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

(p)   NEW ACCOUNTING PRONOUNCEMENTS

      In December,  2004,  the Financial  Accounting  Standards  Board  ("FASB")
issued FASB Staff Position No. FAS 109-1, APPLICATION OF FASB STATEMENT NO. 109,
ACCOUNTING  FOR INCOME  TAXES,  TO THE TAX  DEDUCTION  ON  QUALIFIED  PRODUCTION
ACTIVITIES  PROVIDED BY THE AMERICAN JOBS CREATION ACT OF 2004 ("FSP No. 109-1")
and FASB Staff Position No. FAS 109-2,  ACCOUNTING  AND DISCLOSURE  GUIDANCE FOR
THE FOREIGN  EARNINGS  REPATRIATION  PROVISION WITHIN THE AMERICAN JOBS CREATION
ACT OF 2004 ("FSP No. 109-2"). These staff positions provide accounting guidance on how  companies  should  account for the effects of the American Jobs Creation
Act of 2004 that was signed into law on October 22,  2004.  FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation  should be  accounted  for as a "special  deduction"  and reduce tax expense in the period(s) the amounts are  deductible on the tax return,  instead of a tax rate  reduction.  FSP No.  109-2  gives a  company  additional  time to evaluate  the  effects  of the  legislation  on any  plan  for  reinvestment  or repatriation  of foreign  earnings for purposes of applying  FASB  Statement No.
109. The Company does not plan to repatriate  any of its  undistributed  foreign earnings as of December 31, 2004.

      In December  2004, the FASB issued SFAS No. 123 (R),  SHARE-BASED  PAYMENT
("SFAS No. 123 (R)").  This  statement  replaces  SFAS No. 123,  ACCOUNTING  FOR
STOCK-BASED  COMPENSATION and supercedes APB No. 25, ACCOUNTING FOR STOCK ISSUED
TO  EMPLOYEES.  SFAS  123  (R)  requires  all  stock-based  compensation  to  be recognized  as an  expense  in the  financial  statements  and that such cost be measured  according to the  grant-date  fair value of the stock options or other equity  instruments.  SFAS  123 (R)  will be  effective  for  quarterly  periods beginning  after June 15,  2005.  While the Company  currently  provides the pro
forma  disclosures   required  by  SFAS  No.  148,  ACCOUNTING  FOR  STOCK-BASED
COMPENSATION - TRANSITION AND  DISCLOSURE,  on a quarterly  basis (see "Note 1 -
Accounting for Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

      In November  2004,  the FASB issued  SFAS No.  151,  INVENTORY  COSTS - AN
AMENDMENT OF ARB NO. 43,  CHAPTER 4 ("SFAS No. 151").  SFAS No. 151 requires all companies to  recognize a  current-period  charge for  abnormal  amounts of idle facility expense,  freight,  handling costs and wasted materials. This statement also requires that the allocation of fixed  production  overhead to the costs of conversion be based on the normal  capacity of the production  facilities.  SFAS
No. 151 will be effective for fiscal years  beginning  after June 15, 2005.  The
Company  believes  that this  statement  will not have a material  effect on its consolidated financial statements.

(q)   RECLASSIFICATIONS

      Certain  reclassifications  have  been made to prior  years'  consolidated financial statements to conform to the current year's presentation.

(2)   ACQUISITIONS

      On July  3,  2002,  FalconStor  AC,  Inc.,  a  newly  formed  wholly-owned subsidiary  of the  Company,  acquired  all of the  common  stock of IP  Metrics
Software,  Inc. ("IP Metrics"),  a provider of intelligent trunking software for mission-critical  networks,  for $2,432,419 in cash plus payments  contingent on the level of revenues  from IP Metrics'  products  and  services for a period of twenty-four  months. The acquisition was accounted for under the purchase method and the results of IP Metrics are  included  with those of the Company  from the date of  acquisition.  As of December 31, 2004, the Company made final aggregate contingent  acquisition  payments  totaling  $501,139  related to the sale of IP
Metrics'  products  and  services.  Contingent  consideration  incurred  through
December 31, 2004 in excess of the amount accrued at the time of acquisition was
$211,197,  of which $146,154 and $65,043 was added to goodwill in 2004 and 2003, respectively.

      The fair value of the net tangible  liabilities of IP Metrics  assumed was
$898,305, including $289,942 of accrued contingent consideration recorded at the time of acquisition.  The Company purchased certain intangible assets, including customer  relationships and purchased  technology with a fair value of $216,850.
These intangible assets are being amortized under the straight-line  method over an  estimated  useful  life of 3 years,  the  expected  period of  benefit.  The purchase  price in excess of the fair value of the net tangible  and  intangible assets  acquired and liabilities  assumed by the Company  amounted to $3,325,071 and has been recorded as goodwill.

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
Although NPI acquired  FalconStor,  as a result of the  transaction,  FalconStor stockholders held a majority of the voting interests in the combined  enterprise after the merger.  Accordingly,  for accounting purposes,  the acquisition was a
"reverse  acquisition"  and  FalconStor  was  the  "accounting   acquirer."  The
transaction was accounted for as a  recapitalization  of FalconStor and recorded based on the fair value of NPI's net  tangible  assets  acquired by  FalconStor, with no goodwill or other intangible assets being recognized. At the time of the merger, NPI had no continuing operations and, thus, any post-merger transactions related to NPI have been  classified as discontinued  operations.  In connection with the merger, the name of NPI was changed to FalconStor Software, Inc.

(3)   PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                    DECEMBER 31,     DECEMBER 31,
                                        2004            2003
                                   ------------------------------

Computer hardware and software     $ 8,542,374      $ 5,746,303

Furniture and equipment                503,819          473,774

Leasehold improvements                 314,101          297,425
                                   -----------      -----------

                                     9,360,294        6,517,502

Less accumulated depreciation       (4,698,025)      (2,656,433)
                                   -----------      -----------

                                   $ 4,662,269      $ 3,861,069
                                   ===========      ===========

      Depreciation  expense was  $2,041,592,  $1,205,839,  and $826,989 in 2004,
2003, and 2002, respectively.

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

      The cost and fair  values of the  Company's  marketable  securities  as of
December 31, 2004 and 2003 are as follows:

                                              Aggregate          Cost      Unrealized    Unrealized
                                             Fair Value          Basis        Gains       Losses
                                            ------------     -----------   ---------  --------------

         Available-for-sales securities:

         December 31, 2004                   $18,488,616     $18,756,422     $--       $  (267,806)

         December 31, 2003                   $28,199,242     $28,318,199     $--       $  (118,957)

      Marketable  securities  at December 31, 2004 and 2003 consist of corporate bonds and government securities.

(5)   ACCRUED EXPENSES

      Accrued expenses are comprised of the following:

                                                 DECEMBER 31,   DECEMBER 31,
                                                    2004           2003
                                                 -----------    ----------

Accrued compensation                             $1,088,656     $  697,839

Accrued consulting and professional fees            899,678        302,425

Accrued marketing and promotion                     193,592         50,000

Other accrued expenses                              770,821        965,774

Accrued IP Metrics contingent purchase price           --           67,855

Accrued hardware purchases                           73,252        253,682

Accrued and deferred rent                           475,035        439,816
                                                 ----------     ----------

                                                 $3,501,034     $2,777,391
                                                 ==========     ==========

(6)   INCOME TAXES

      The provision for income taxes for the years ended December 31, 2004, 2003 and 2002 are  comprised  solely of  foreign  income  taxes.  The tax  effects of temporary  differences  that  give rise to the  Company's  deferred  tax  assets
(liabilities) as of December 31, 2004 and 2003 are as follows:

                                       48

                                                            2004              2003
                                                       ------------      ------------

U.S. net operating loss carryforwards (FalconStor)     $ 13,379,600      $ 12,525,600
U.S. net operating loss carryforwards (NPI)              31,711,100        31,756,000
Start-up costs not currently deductible for taxes           384,800           714,300
Depreciation                                               (584,300)         (584,500)
Compensation                                                361,300           367,900
Tax credit carryforwards                                  1,433,200         1,067,100
Deferred revenue                                          1,977,400           957,700
Capital loss carryforward                                   883,400           951,300
Lease abandonment charge                                    111,800           231,100
Allowance for receivables                                   995,100           771,900
Other                                                         8,100           103,600
                                                       ------------      ------------
                                                         50,661,500        48,862,000
     Valuation allowance                                (50,661,500)      (48,862,000)
                                                       ------------      ------------

                                                       $         --      $         --
                                                       ============      ============

      The  difference  between the  provision  for income taxes  computed at the
Federal  statutory rate and the reported  amount of tax expense  attributable to loss before income taxes for the years ended  December 31, 2004,  2003 and 2002, are as follows:

                                                                 2004            2003                2002
                                                             -------------    ------------     -------------

Tax recovery at Federal statutory rate                       $(1,991,300)     $(2,494,400)     $(3,911,900)
Increase (reduction) in income taxes resulting from:
State and local taxes, net of Federal income tax benefit         809,300         (318,000)        (788,400)
Non-deductible expenses                                           47,600           41,900           41,400
Compensation                                                       2,700          157,600          389,800
Foreign tax credit                                                (6,100)         (90,000)        (125,800)
Net effect of foreign operations                                 164,800             (900)          75,700
Research and development credit                                 (360,100)        (272,200)        (233,500)
Increase in valuation allowance                                1,365,000        3,008,600        4,590,300
                                                             -----------      -----------      -----------

                                                             $    31,900      $    32,600      $    37,600
                                                             ===========      ===========      ===========

      Income  (loss)  before  provision  for  income  taxes for the years  ended
December 31, 2004, 2003 and 2002 are as follows:

                               2004            2003             2002
                          -------------     --------------    ------------

Domestic loss             $ (5,466,000)     $ (7,434,000)     $(11,393,000)
Foreign income (loss)         (391,000)           98,000          (113,000)
                          ------------      ------------      ------------

                          $ (5,857,000)     $ (7,336,000)     $(11,506,000)
                          ============      ============      ============

      As of  December  31,  2004,  the  Company  had  U.S.  net  operating  loss carryforwards of approximately  $34,307,000 which expire from 2020 through 2024.
In addition,  as of the date of the merger described in Note 2, NPI had U.S. net operating loss  carryforwards  of $93,268,000  that start to expire in December,
2012.  At  December  31,  2004 and 2003,  the  Company  established  a valuation allowance  against  its net  deferred  tax assets due to the  Company's  pre-tax losses  and  the  resulting  likelihood  that  the  deferred  tax  asset  is not realizable. Due to the Company's various equity transactions,  which resulted in a change of  control,  the  utilization  of certain  tax loss  carryforwards  is subject to annual limitations imposed by Internal Revenue Code Section 382. NPI experienced  such an ownership  change as a result of the merger.  As such,  the
Company's  ability to use its NOL  carryforwards to offset taxable income in the future  may be  significantly  limited.  If the entire  deferred  tax asset were realized,  $4,618,000 would be allocated to  paid-in-capital  with the remainder reducing  income  tax  expense.  Of the  amount  allocable  to  paid-in-capital,
$2,327,000  related  to the tax effect of the  deductions  for  payments  of the liabilities of discontinued  operations and the balance of $2,291,000 related to the tax  effect of  compensation  deductions  from  exercises  of  employee  and consultant stock options.

(7)   STOCKHOLDERS' EQUITY

      In  September,  2003,  the Company  entered into a worldwide OEM agreement with a major technology  company (the "OEM"),  and issued warrants to the OEM to purchase  750,000 shares of the Company's common stock with an exercise price of
$6.18 per share.  A portion of the warrants  will vest  annually  subject to the
OEM's  achievement of pre-defined and mutually agreed upon sales objectives over a three-year  period  beginning  June 1, 2004. If the OEM  generates  cumulative revenues to the Company in the mid-eight  figure dollar range from reselling the
Company's products then all the warrants granted will vest. Any warrants that do not vest by the end of the  three-year  period  will  expire.  If and when it is probable that all or a portion of the warrants will vest, the then fair value of the warrants  earned will be recorded as a reduction  of revenue.  Subsequently, each quarter the Company will apply variable accounting to adjust such amount to reflect the fair value of the warrants until they vest. As of December 31, 2004, the Company had not generated any revenues from this OEM.

(8)   STOCK OPTION PLANS

      As of May 1, 2000, the Company adopted the FalconStor Software,  Inc. 2000
Stock  Option  Plan  (the  "Plan").  The Plan is  administered  by the  Board of
Directors and, as amended, provides for the issuance of up to 14,162,296 options to employees,  consultants and non-employee directors.  Options may be incentive
("ISO") or non-qualified. Exercise prices of ISOs granted must be at least equal to the fair value of the common  stock on the date of grant,  and have terms not greater than ten years,  except those to an employee who owns stock with greater than 10% of the voting  power of all classes of stock of the  Company,  in which case  they  must have an  option  price at least  110% of the fair  value of the stock, and expire no later than five years from the date of grant.

      Certain of the options  granted to employees had exercise prices less than the fair  value of the  common  stock on the date of grant,  which  resulted  in deferred compensation of $1,028,640 and $496,960 in 2001 and 2000, respectively.
The  amortization  of deferred  compensation  amounted to $7,969,  $463,476  and
$459,619 in 2004, 2003 and 2002, respectively.

      The Company  granted  options to purchase an aggregate of 50,000 shares of common stock to certain  non-employee  consultants in exchange for  professional services  during 2002.  The aggregate  fair value of these options as determined using the fair value  method  under SFAS No.  123,  is being  expensed  over the periods the  services are  provided.  The related  expense  amounted to $87,023,
$86,875 and $32,890 in 2004, 2003 and 2002, respectively.

      In February 2002, the Company  accelerated the vesting of stock options of one employee upon his death.  Compensation costs of $231,415 were recorded based on the intrinsic value of the options on the date of acceleration.

      On May 14, 2004 the Company adopted a 2004 Outside  Directors Stock Option
Plan (the "2004 Plan").  The 2004 Plan is administered by the Board of Directors and  provides  for the  granting  of options to  non-employee  directors  of the
Company to  purchase  up to 300,000  shares of Company  common  stock.  Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. The 2004 Plan has a term of three years.

      Stock option activity for the periods indicated is as follows:

                                                                    Weighted
                                                                     average
                                                    Number of       exercise
                                                     Options          price
                                                    ------------  ------------

Outstanding at December 31, 2001 ...............      7,274,717      $   3.28
Granted ........................................      3,088,500      $   4.60
Exercised ......................................       (478,038)     $   2.32
Canceled .......................................       (497,600)     $   7.53
                                                     ----------
Outstanding at December 31, 2002 ...............      9,387,579      $   3.55
                                                     ----------
Granted ........................................      2,678,300      $   7.01
Exercised ......................................     (1,224,833)     $    .70
Canceled .......................................       (980,621)     $   9.19
                                                     ----------
Outstanding at December 31, 2003 ...............      9,860,425      $   4.29
                                                     ----------
Granted ........................................      1,227,000      $   6.91
Exercised ......................................     (1,023,425)     $   1.99
Canceled .......................................     (1,090,642)     $   6.01
                                                     ----------
Outstanding at December 31, 2004 ...............      8,973,358      $   4.71
                                                     ==========

Vested at December 31, 2002 ....................      3,829,793      $   3.21
                                                     ==========

Vested at December 31, 2003 ....................      4,950,046      $   2.47
                                                     ==========

Vested at December 31, 2004 ....................      5,521,469      $   3.60
                                                     ==========

Options available for grant at December 31, 2004      2,698,974
                                                     ==========

      During 2003, one employee paid for the exercise  price of certain  options with 7,094 shares of common  stock that were held greater than six months.  Such shares which had a market value of $28,744 were retired.

      The following table summarizes information about stock options outstanding at December 31, 2004:

                                        OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
               ----------------------------------------------------------------------     -----------------------------------------

                                        Weighted-Average             Weighted
    Range of            Number         Remaining Contractual      Average Exercise           Number              Weighted - Average
Exercise Prices       Outstanding           Life (Years)               Price               Exercisable             Exercise Price
-----------------    ---------------   ---------------------    --------------------      -----------------    ---------------------

 $0.35 - $1.01         2,391,130              5.52                      $0.35                2,391,130               $0.35
 $3.95 - $4.04         1,222,381              7.88                      $4.03                  746,861               $4.04
 $5.07 - $5.86         1,899,646              7.68                      $5.24                  961,459               $5.18
 $6.20 - $6.90         1,276,190              7.88                      $6.30                  675,790               $6.20
 $7.44 - $8.43         1,663,150              9.14                      $8.09                  372,075               $8.41
 $8.74 - $9.72           375,045              7.10                      $9.16                  228,338               $9.41
     $10.95              145,816              6.37                     $10.95                  145,816              $10.95
                     -----------                                                            ----------
                       8,973,358              7.39                      $4.71                5,521,469               $3.60
                     ===========                                                            ==========

(9)   LEASE ABANDONMENT CHARGE

      In November  2003,  the Company  relocated  its  headquarters  to a larger facility.  As a result of this  relocation,  the Company  vacated  its  previous office  space  and  recorded  a lease  abandonment  charge of  $550,162  for the estimated loss expected to be incurred on the remaining lease obligation through

July 2007. The charge included the remaining lease rental obligation  reduced by cash flows the Company  expects to generate  from an agreement to sub-lease  the facility,  as well as the write-off of leasehold  improvements  at the Company's previous  facility.  As of  December  31,  2004,  the  remaining  amounts due of
$217,429 associated with this charge were included in accrued expenses.

(10)  IMPAIRMENT OF LONG-LIVED AND OTHER ASSETS

      In October  2001,  the Company  entered into an agreement  with  Network-1
Security Solutions, Inc. ("NSSI"), a publicly traded company, whereby $2,800,062 was paid to NSSI,  of  which  $2,300,062  was for the  purchase  of  convertible preferred  stock  accounted  for under the cost  method and  $500,000  was for a nonrefundable  prepaid royalty recoupable against future product sales of NSSI's product.  Primarily due to the decline that commenced in May, 2002 in the market value of NSSI's common stock  underlying the  convertible  preferred  stock to a value which was significantly below the Company's cost, the Company concluded in
2002 the decline in the fair value of its investment in NSSI's  preferred  stock was  other  than  temporary.  Accordingly,  in  2002  the  Company  recorded  an impairment  charge of  $2,300,062  to write down its  investment in NSSI to fair value. In addition,  due to the lack of market acceptance of the NSSI product in its then current state,  the unrecouped  prepaid royalty was not recoverable and in 2002 the Company recorded an impairment  charge of $482,715 to write off this prepaid royalty.  In 2003, the Company sold all its NSSI  convertible  preferred stock for $35,000,  which was reflected as a reduction to the impairment  charge in the statement of operations.

(11)  LITIGATION SETTLEMENT CHARGE

      During the third quarter of 2004, the Company  resolved claims relating to alleged patent infringement brought by Dot Hill Systems Corporation ("Dot Hill")
and by  Crossroad  Systems  (Texas),  Inc.  ("Crossroads")  against the Company.
Pursuant  to the terms of the  Settlement  Agreement  between  the  Company  and
Crossroads,  the Company,  without  admission of  infringement,  made a one-time payment of $1.3 million and granted to  Crossroads  licenses to certain  Company technology  in exchange for a  worldwide,  perpetual  license to the  technology underlying the Crossroads patents at issue in the litigation. All claims against the Company by both Dot Hill and Crossroads were dismissed.

(12)  LIABILITIES OF DISCONTINUED OPERATIONS

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

      On February  14, 2003,  the Company  settled a claim  associated  with the liabilities of discontinued  operations for $2,850,000.  As of December 31, 2003 all significant contingent liabilities related to the discontinued operations of
NPI were resolved and paid. As a result,  on December 31, 2003 the excess of the remaining  liabilities  for  discontinued  operations  over the amounts  paid of
$916,845 was reflected as an increase to additional  paid-in-capital  since this liability  was  related to the merger  with NPI,  which was  accounted  for as a recapitalization.

(13)  COMMITMENTS AND CONTINGENCIES

      The Company has an operating  lease covering its primary  office  facility that expires in February,  2012. The Company also has several  operating  leases related to a domestic  office and offices in foreign  countries.  The expiration dates for these  leases  ranges  from 2005  through  2012.  The  following  is a schedule  of  future  minimum  lease  payments  for all  operating  leases as of
December 31, 2004:

           YEAR ENDING DECEMBER 31,

           2005................................................ $  1,451,844
           2006................................................    1,520,105
           2007................................................    1,348,593
           2008................................................    1,230,817
           2009................................................    1,264,449
           Thereafter..........................................    3,025,992
                                                                ------------
                                                                $  9,841,800
                                                                ============

      These leases  require the Company to pay its  proportionate  share of real estate taxes and other common charges.  Total rent expense for operating  leases was  $1,103,008,  $673,949,  and $596,578 for the years ended December 31, 2004,
2003 and 2002, respectively.

      The Company  typically  provides its  customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in  accordance  with SFAS No. 5,  Accounting  for  Contingencies.  To date,  the
Company has not incurred any costs related to warranty obligations.

      Under the terms of substantially  all of its software license  agreements, the  Company has agreed to  indemnify  its  customers  for all costs and damages arising  from claims  against  such  customers  based on,  among  other  things, allegations  that the Company's  software  infringes the  intellectual  property rights of a third party. In most cases,  in the event of an infringement  claim, the  Company  retains the right to (i)  procure  for the  customer  the right to continue  using the  software;  (ii) replace or modify the software to eliminate the infringement  while providing  substantially  equivalent  functionality;  or
(iii) if  neither  (i) nor (ii) can be  reasonably  achieved,  the  Company  may terminate the license agreement and refund to the customer a pro-rata portion of the  license  fee  paid to the  Company.  Such  indemnification  provisions  are accounted  for in  accordance  with SFAS No. 5.  Except for the  alleged  patent infringement  claim discussed in note 11, through  December 31, 2004, there have not been any claims under such indemnification provisions.

      The Company is subject to various legal  proceedings and claims,  asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted  with  certainty,  the Company  believes that such  matters  will not have a  material  adverse  effect on its  financial condition or liquidity.

(14)  STOCK REPURCHASE PROGRAM

      On October 25,  2001,  the Company  announced  that its Board of Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding  common stock. The repurchases may be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management based on market conditions.  During the year ended December 31, 2004, the Company purchased 42,100 shares of its common stock in open market purchases for a total cost of $279,645. As of December 31, 2004, the Company repurchased a total of 277,100 shares for $1,714,775.

(15)  SEGMENT REPORTING

      The Company is  organized  in a single  operating  segment for purposes of making operating decisions and assessing  performance.  Revenues from the United
States to  customers  in the  following  geographical  areas for the years ended
December 31, 2004,  2003 and 2002 and the  location of  long-lived  assets as of
December 31, 2004, 2003 and 2002 are summarized as follows:

                                                            2004              2003            2002
                                                         -------------------------------------------

Revenues:

United States                                            $18,140,465     $ 9,834,526     $ 6,629,147

Asia                                                       5,821,902       3,580,741       2,878,108

Other international                                        4,746,311       3,528,868       1,121,637
                                                         -----------     -----------     -----------

  Total Revenues                                         $28,708,678     $16,944,135     $10,628,892
                                                         ===========     ===========     ===========

Long-lived assets (includes all non-current assets):

United States                                            $ 9,929,214     $10,329,876     $ 7,655,900

Asia                                                         950,387         760,148         425,791

Other international                                          322,544         334,576          73,706
                                                         -----------     -----------     -----------

  Total long-lived assets                                $11,202,145     $11,424,600     $ 8,155,397
                                                         ===========     ===========     ===========

      For the year ended  December 31, 2004,  the Company had one customer  that accounted for 16% of revenues. For the year ended December 31, 2003, the Company did not have any customers that accounted for over 10% of revenues. For the year ended  December 31, 2002, the Company had one customer that accounted for 16% of revenues. As of December 31, 2004, the Company had three customers with accounts receivable balances greater than 5% of gross accounts  receivable,  which in the aggregate were 30% of the accounts  receivable balance. As of December 31, 2003, the Company had two customers with accounts  receivable balances greater than 5%
of gross  accounts  receivable,  which in the aggregate were 11% of the accounts receivable balance.

(16)   VALUATION  AND  QUALIFYING  ACCOUNTS - ALLOWANCE FOR RETURNS AND DOUBTFUL
       ACCOUNTS

                        Balance at   Additions                      Balance at
                       Beginning of   charged                         End of
  Period Ended,           Period     to Expense     Deductions        Period
------------------    -----------    -----------    ----------     ------------

December 31, 2004     $1,837,934     $3,296,275     $2,582,593     $2,551,616
December 31, 2003     $  813,645     $1,700,100     $  675,811     $1,837,934
December 31, 2002     $  375,541     $  930,150     $  492,046     $  813,645

(17)  QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following is a summary of selected  quarterly  financial  data for the years ended December 31, 2004 and 2003:

                                                                  Fiscal Quarter
                                     First                Second                Third               Fourth
---------------                  --------------      ---------------     -----------------     ----------------

2004

Revenue                         $     5,258,798      $    6,483,137      $      7,469,999      $    9,496,744
                                ===============      ==============      ================      ==============
Net income (loss)               $    (2,221,507)     $   (1,713,091)     $     (2,293,083)     $      338,834
                                ===============      ==============      =================     ==============
Basic net income
   (loss) per share             $         (0.05)     $        (0.04)     $          (0.05)     $        0.01
                                ===============      ==============      ================      =============

Diluted net income
  (loss) per share              $         (0.05)     $        (0.04)     $          (0.05)     $        0.01
                                ===============      ==============      ================      =============
Basic weighted average
   common shares
    outstanding                      46,638,740          46,859,326            47,054,294         47,307,612
                                ===============      ==============      ================      =============
Diluted weighted average
   common shares
    outstanding                      46,638,740          46,859,326            47,054,294         51,249,985
                                ===============      ==============      ================      =============

2003

Revenue                         $     3,678,907      $    4,090,877      $      4,082,617      $   5,091,734
                                ===============      ==============      ================      =============
Net loss                        $    (1,738,853)     $   (1,578,925)     $     (1,894,198)     $  (2,156,979)
                                ===============      ==============      ================     ==============
Basic and diluted net
   loss per share               $         (0.04)     $        (0.03)     $          (0.04)     $       (0.05)
                                ===============      ===============     =================    ==============
Basic and diluted
   weighted average common
    shares outstanding               45,499,862          45,848,994            46,134,816         46,376,183
                                ===============      ==============      =================    ==============

      The sum of the  quarterly  net loss per share  amounts do not always equal the annual amount reported, as per share amounts are computed  independently for each quarter and the annual period based on the weighted  average  common shares outstanding in each such period.

ITEM 9.      CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

             None.

ITEM 9A.     CONTROLS AND PROCEDURES.

             Disclosure Controls and Procedures
             ----------------------------------

             The Company maintains "disclosure controls and procedures," as such term is defined in Rules 13a-15e and 15d-15e of the  Securities and
             Exchange Act of 1934,  as amended (the  "Exchange  Act"),  that are designed to ensure that information required to be disclosed in its reports,  pursuant to the  Exchange  Act, is  recorded,  processed, summarized  and reported  within the time periods  specified in the
             SEC's rules and forms, and that such information is accumulated and communicated  to its  management,  including  its  Chief  Executive
             Officer  and Chief  Financial  Officer,  as  appropriate,  to allow timely decisions regarding the required  disclosures.  In designing and evaluating the disclosure  controls and procedures,  management has recognized that any controls and procedures, no matter how well designed and operated,  can provide only  reasonable  assurances of
             achieving   the  desired   control   objectives,   and   management
             necessarily  is required to apply its  judgment in  evaluating  the cost benefit relationship of possible controls and procedures.

             The Company's Chief Executive  Officer and Chief Financial  Officer
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

             Internal Control Over Financial Reporting
             -----------------------------------------

             MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

             The  Company's  management  is  responsible  for  establishing  and maintaining  adequate internal control over financial reporting for the  Company.  To  evaluate  the  effectiveness  of  the  Company's internal control over financial reporting, the Company's management
             uses  the  Integrated   Framework   adopted  by  the  Committee  of
             Sponsoring Organizations of the Treadway Commission ("COSO").

             The  Company's  management  has assessed the  effectiveness  of the
             Company's internal control over financial  reporting as of December
             31, 2004,  using the COSO framework.  The Company's  management has determined  that the  Company's  internal  control  over  financial reporting is effective as of that date.

             KPMG LLP, the registered  public  accounting  firm that has audited the  Company's  financial  statements  included  in this report has issued their attestation  report on management's  assessment of the
             Company's  internal  control  over  financial  reporting,  which is included herein.

ITEM 9B.     OTHER INFORMATION

             Not applicable.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Information  called  for  by  Part  III,  Item  10,  regarding  the
             Registrant's  directors  will be  included  in our Proxy  Statement relating to our annual meeting of stockholders scheduled to be held

             in  May  2005,  and  is  incorporated  herein  by  reference.   The
             information  appears  in the Proxy  Statement  under  the  captions
             "Election of Directors",  "Management" and "Committees of the Board
             of Directors". The Proxy Statement will be filed within 120 days of
             December 31, 2004, our year-end.

ITEM 11.     EXECUTIVE COMPENSATION

             Information  called for by Part III,  Item 11,  will be included in our Proxy Statement  relating to our annual meeting of stockholders scheduled  to be held in May 2005,  and is  incorporated  herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." The Proxy Statement will be filed within 120 days of December 31, 2004, our year-end.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             Information  called for by Part III,  Item 12,  will be included in our Proxy Statement  relating to our annual meeting of stockholders scheduled  to be held in May 2005,  and is  incorporated  herein by reference. The information appears in the Proxy Statement under the captions "Beneficial  Ownership of Shares" and "Equity Compensation
             Plan  Information."  The Proxy  Statement  will be filed within 120 days of December 31, 2004, our year-end.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Information  regarding our relationships  and related  transactions will be  included  in our Proxy  Statement  relating  to our annual meeting of  stockholders  scheduled to be held in May 2005,  and is incorporated  by reference.  The  information  appears in the Proxy
             Statement  under the  caption  "Certain  Relationships  and Related
             Transactions." The Proxy Statement will be filed within 120 days of
             December 31, 2004, our year-end.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

             Information  called for by Part III,  Item 14,  will be included in our Proxy Statement  relating to our annual meeting of stockholders scheduled  to be held in May 2005,  and is  incorporated  herein by reference. The information appears in the Proxy Statement under the
             caption  "Principal   Accountant  Fees  and  Services."  The  Proxy
             Statement  will be filed within 120 days of December 31, 2004,  our year-end.

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

            The  information  required by subsections  (a)(1) and (a)(2) of this item  are  included  in the  response  to  Item 8 of Part II of this annual report on Form 10-K.

            (b)    Exhibits

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
                               August 14, 2003.

                   4.3         *2000 Stock Option Plan, as amended May 14, 2004.

                   4.4         1994 Outside Directors Stock Plan, as amended May
                               17,  2002  incorporated  herein by  reference  to
                               Exhibit 4.2 to the Registrant's  annual report on
                               Form 10-K for the year ended  December  31, 2002,
                               filed on March 17, 2003.

                   4.5         *2004 Outside Directors Stock Option Plan.

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
                               2003, filed on November 14, 2003.

                  10.2         Amended and Restated Employment Agreement,  dated
                               September 1, 2004 between  Registrant and ReiJane
                               Huai, incorporated herein by reference to Exhibit
                               10.1 to the Registrant's quarterly report on Form
                               10-Q for the period  ended  September  30,  2004,
                               filed on November 9, 2004.

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

                  10.5         Change of Control  Agreement  dated  February  2,
                               2004  between  the   Registrant  and  Jim  Weber,
                               incorporated herein by reference to Exhibit 99 to
                               the  Registrant's  quarterly  report on Form 10-Q
                               for the period ended March 31, 2004, filed on May
                               10, 2004.

                  21.1         Subsidiaries  of Registrant -  FalconStor,  Inc.,
                               FalconStor AC, Inc., FalconStor Software (Korea),
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

                               *- filed herewith.

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the  registrant has signed this report by the undersigned,  thereunto duly authorized in Melville,  State of New York on March
10, 2005.

FALCONSTOR SOFTWARE, INC.

By:  /s/ ReiJane Huai                                    March 16, 2005
     -----------------------------------------           --------------
     ReiJane Huai, President, Chief  Executive           Date
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

By:  /s/ ReiJane Huai                                       March 16, 2005
     ----------------------------------------------------   -----------------
     ReiJane Huai, President, Chief Executive Officer and   Date
     Chairman of the Board
     (Principal Executive Officer)

By:  /s/ James Weber                                        March 16, 2005
     -----------------------------------------------------  -----------------
     James Weber, Chief Financial Officer, Vice President   Date
     and Treasurer
     (Principal Accounting Officer)

By:  /s/ Steven L. Bock                                     March 16, 2005
     -----------------------------------------------------  ----------------
     Steven L. Bock, Director                               Date

By:  /s/ Patrick B. Carney                                  March 16, 2005
     -----------------------------------------------------  ----------------
     Patrick B. Carney, Director                            Date

By:  /s/ Lawrence S. Dolin                                  March 16, 2005
     -----------------------------------------------------  ----------------
     Lawrence S. Dolin, Director                            Date

By:  /s/ Steven R. Fischer                                  March 16, 2005
     -----------------------------------------------------  ----------------
     Steven R. Fischer, Director                            Date

