Form 10-Q
period 2005-03-31
FALCONSTOR SOFTWARE INC
filed 2005-05-10
CIK 922521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended     MARCH 31, 2005
                                   ---------------------------------------------

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

   2 HUNTINGTON QUADRANGLE, SUITE 2S01
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

            Yes X     No

     Indicate by check mark whether the registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act). Yes X  No

The number of shares of Common Stock issued and outstanding as of April 27, 2005 was 47,967,286 and 47,565,186, respectively.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                            Page

PART I.   Financial Information                                                3

Item 1.   Consolidated Financial Statements                                    3

          Consolidated Balance Sheets at March 31, 2005
                   (unaudited) and December 31, 2004                           3

          Unaudited Consolidated Statements of Operations for
                   the three months ended March 31, 2005 and 2004              4

          Unaudited Consolidated Statements of Cash Flows for
                   the three months ended March 31, 2005 and 2004              5

          Notes to the Unaudited Condensed Consolidated
                   Financial Statements                                        6

Item 2.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                  12

Item 3.   Qualitative and Quantitative Disclosures about Market Risk          24

Item 4.   Controls and Procedures                                             24

PART II.  Other Information                                                   24

Item 1.   Legal Proceedings                                                   24

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         24

Item 5.   Other Information                                                   25

Item 6.   Exhibits                                                            25

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                      MARCH 31, 2005   DECEMBER 31, 2004
                                                                                    ----------------- -------------------
                                                      ASSETS                           (UNAUDITED)
Current assets:
   Cash and cash equivalents .....................................................       $ 17,335,370      $ 15,484,573
   Marketable securities .........................................................         16,481,269        18,488,616
   Accounts receivable, net of allowances of $2,995,962 and $2,551,616,
     respectively ................................................................         10,203,302        10,269,822
Prepaid expenses and other current assets ........................................            764,320           629,036
                                                                                         ------------      ------------
            Total current assets .................................................         44,784,261        44,872,047

Property and equipment, net ......................................................          4,592,827         4,662,269
Goodwill .........................................................................          3,512,796         3,512,796
Other intangible assets, net .....................................................            274,465           307,620
Other assets, net ................................................................          2,385,584         2,719,460
                                                                                         ------------      ------------

            Total assets .........................................................       $ 55,549,933      $ 56,074,192
                                                                                         ============      ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ..............................................................       $    748,049      $    821,433
   Accrued expenses ..............................................................          3,100,726         3,501,034
   Deferred revenue ..............................................................          4,831,781         4,097,279
                                                                                         ------------      ------------
            Total current liabilities ............................................          8,680,556         8,419,746

Deferred revenue .................................................................          1,291,315         1,290,496
                                                                                         ------------      ------------
            Total liabilities ....................................................          9,971,871         9,710,242

Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock - $.001 par value, 2,000,000 shares authorized ....               --                --
   Common stock - $.001 par value, 100,000,000 shares authorized,
      47,967,286 and 47,768,755 shares issued, respectively and 47,565,186
      and 47,491,655 shares outstanding, respectively ............................             47,967            47,769
   Additional paid-in capital ....................................................         85,670,946        85,400,740
   Accumulated deficit ...........................................................        (37,086,265)      (36,952,436)
   Common stock held in treasury, at cost (402,100 and 277,100 shares,
     respectively) ...............................................................         (2,627,870)       (1,714,775)
   Accumulated other comprehensive loss ..........................................           (426,716)         (417,348)
                                                                                         ------------      ------------
            Total stockholders' equity ...........................................         45,578,062        46,363,950
                                                                                         ------------      ------------
            Total liabilities and stockholders' equity ...........................       $ 55,549,933      $ 56,074,192
                                                                                         ============      ============
     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                           2005          2004
                                                                     -------------  -------------
Revenues:
Software license revenue ........................................     $  6,282,509  $  3,547,831
Maintenance revenue .............................................        1,530,174       821,853
Software services and other revenue .............................          579,353       889,114
                                                                       -----------   -----------
                                                                         8,392,036     5,258,798
                                                                       -----------   -----------
Operating expenses:
   Amortization of purchased and capitalized software ...........          222,583       415,048
   Cost of maintenance, software services and other revenue .....        1,327,217       978,005
   Software development costs ...................................        2,667,391     2,161,916
   Selling and marketing ........................................        3,505,219     3,313,538
   General and administrative ...................................          986,026       810,643
                                                                       -----------   -----------
                                                                         8,708,436     7,679,150
                                                                       -----------   -----------
           Operating loss .......................................         (316,400)   (2,420,352)
                                                                       -----------   -----------

Interest and other income .......................................          186,586       202,925
                                                                       -----------   -----------

         Loss before income taxes ...............................         (129,814)   (2,217,427)

Provision for income taxes ......................................            4,015         4,080
                                                                       -----------   -----------

         Net loss ...............................................     $   (133,829) $ (2,221,507)
                                                                       -----------   -----------

Basic and diluted net loss per share ............................     $      (0.00) $      (0.05)
                                                                       ===========   ===========

Weighted average basic and diluted shares
   outstanding ..................................................       47,528,874    46,638,740
                                                                       ===========   ===========

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                       2005              2004
                                                                              ----------------   -----------------
Cash flows from operating activities:
   Net loss ..............................................................       $   (133,829)       $ (2,221,507)
      Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities:
         Depreciation and amortization ...................................            869,972             891,555
         Non-cash professional services ..................................            (91,546)              6,753
         Equity-based compensation expense ...............................               --                 7,969
          Provision for returns and doubtful accounts ....................            873,535             768,067
      Changes in operating assets and liabilities:
         Accounts receivable, net ........................................           (807,015)           (531,360)
         Prepaid expenses and other current assets .......................           (135,284)              3,281
         Other assets ....................................................            111,293             (65,465)
         Accounts payable ................................................            (73,384)            212,190
         Accrued expenses ................................................           (400,308)           (291,199)
         Deferred revenue ................................................            735,321             696,534
                                                                                 ------------        -------------

            Net cash provided by (used in) operating activities ..........            948,755            (523,182)
                                                                                 ------------        -------------
Cash flows from investing activities:
   Sale of marketable securities .........................................         16,653,977          13,084,605
   Purchase of marketable securities .....................................        (14,640,475)         (7,570,637)
   Purchase of property and equipment ....................................           (515,688)           (640,880)
   Purchase of software licenses .........................................               --               (25,000)
   Purchase of intangible assets .........................................            (29,104)            (23,634)
   Security deposits .....................................................               --                (4,501)
                                                                                 ------------        -------------

      Net cash provided by investing activities ..........................          1,468,710           4,819,953
                                                                                 ------------        -------------

Cash flows from financing activities:
   Proceeds from exercise of stock options ...............................            361,950             270,622
   Payments to acquire treasury stock ....................................           (913,095)               --
                                                                                 ------------        -------------
      Net cash (used in) provided by financing activities ................           (551,145)            270,622

Effect of exchange rate changes on cash and cash equivalents .............            (15,523)             64,077
                                                                                 ------------        -------------
Net increase in cash and cash equivalents ................................          1,850,797           4,631,470

Cash and cash equivalents, beginning of period ...........................         15,484,573           8,486,144
                                                                                 ------------        -------------

Cash and cash equivalents, end of period .................................       $ 17,335,370        $ 13,117,614
                                                                                 ============        =============

Cash paid for income taxes ...............................................       $      6,294        $       --
                                                                                 ============        =============

     The Company did not pay any  interest  expense for the three  months  ended
     March 31, 2005 and 2004. See accompanying  notes to unaudited  consolidated financial statements.

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

(c)  Unaudited Interim Financial Information

     The unaudited interim  consolidated  financial statements of the Company as of and for the three months ended March 31, 2005 and 2004, included herein, have been  prepared,  without  audit,  pursuant to the rules and  regulations  of the
Securities  and  Exchange  Commission  ("SEC").  Certain  information  and  note disclosures  normally  included in financial  statements  prepared in accordance with accounting  principles  generally  accepted in the United States of America have been condensed or omitted  pursuant to such rules and regulations  relating to interim financial statements.

     In the opinion of management,  the accompanying unaudited interim condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2005 and the results of its operations for the three months ended March 31, 2005 and 2004.

(d)  Cash Equivalents and Marketable Securities

     The Company  considers  all highly  liquid  investments  with a maturity of three months or less when purchased to be cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$13.0  million  and $10.9  million  at March 31,  2005 and  December  31,  2004, respectively.  Marketable  securities  at March 31, 2005 and  December  31, 2004 amounted to $16.5  million and $18.5  million,  respectively,  and  consisted of corporate bonds and government securities, which are classified as available for sale, and accordingly,  unrealized gains and losses on marketable securities are
reflected  as  a  component  of   accumulated   other   comprehensive   loss  in
stockholders' equity.

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

     For the quarters  ended March 31, 2005 and 2004,  the Company had a limited number of transactions in which it purchased  hardware and bundled this hardware with the Company's software and sold the bundled solution to its customer. Since the software is not essential for the functionality of the equipment included in the Company's bundled  solutions,  and both the hardware and software have stand alone value to the customer,  a portion of the  contractual fee is recognized as revenue when the software or hardware is  delivered  based on the relative  fair value of the delivered element(s).

     For the three  months  ended March 31,  2005,  the Company had one customer that accounted for 17% of revenues and 12% of the accounts receivable balance at
March 31, 2005.

(f)  Property and Equipment

     Property and  equipment  are recorded at cost.  Depreciation  is recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years). Depreciation expense was $585,130 and $424,764 for the three months ended  March  31,  2005  and  2004,  respectively.  Leasehold  improvements  are amortized on a  straight-line  basis over the term of the  respective  leases or over their estimated useful lives, whichever is shorter.

(g)  Goodwill and Other Intangible Assets

     Goodwill  represents  the excess of the purchase  price over the  estimated fair value of net  tangible  and  identifiable  intangible  assets  acquired  in
business  combinations.   Consistent  with  Statement  of  Financial  Accounting
Standards  ("SFAS") 142, Goodwill and Other Intangible  Assets,  the Company has
not  amortized  goodwill  related to its  acquisitions,  but instead  tested the balance for impairment.  The Company's annual impairment assessment is performed as of  December  31st of each  year,  and  additionally  if events or changes in circumstances  indicate  that it is more  likely  than  not  that  the  asset is impaired.  Identifiable intangible assets are amortized over a three-year period using the straight-line method. Amortization expense was $62,259 and $51,743 for the three months ended March 31, 2005 and 2004, respectively. The gross carrying amount and accumulated  amortization of other intangible  assets as of March 31,
2005 and December 31, 2004 are as follows:

                                                         March 31,   December 31,
                                                           2005          2004
                                                        ----------    ----------
Customer relationships and purchased technology:

Gross carrying amount                                   $ 216,850     $ 216,850
Accumulated amortization                                 (198,779)     (180,708)
                                                        ----------    ----------
  Net carrying amount                                   $  18,071     $  36,142
                                                        ==========    ==========
Patents:

Gross carrying amount                                   $ 552,727     $ 523,623
Accumulated amortization                                 (296,333)     (252,145)
                                                        ----------    ----------
  Net carrying amount                                   $ 256,394     $ 271,478
                                                        ==========    ==========

(h)  Software Development Costs and Purchased Technology

     Costs  associated  with  the  development  of  new  software  products  and enhancements  to existing  software  products  are  expensed  as incurred  until technological  feasibility  of the  product has been  established.  Based on the
Company's product development process,  technological feasibility is established upon completion of a working model.  The Company did not capitalize any software development costs until its initial product reached technological feasibility in the end of March 2001. Until such product was released,  the Company capitalized
$94,570 of software  development  costs.  Software  development costs were fully amortized as of March 31, 2005.  Amortization of software  development  costs is recorded  at the  greater  of  straight  line over  three  years or the ratio of current revenue of the related products to total current and anticipated  future revenue of these products.

     Purchased   software   technology  of  $823,223  and  $1,045,806,   net  of
accumulated  amortization  of $4,087,777  and  $3,865,194,  is included in other assets in the  balance  sheets  as of March  31,  2005 and  December  31,  2004, respectively.  Amortization  expense was  $222,583  and  $407,167  for the three months ended March 31, 2005 and 2004, respectively.

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

(k)  Accounting for Stock-Based Compensation

     The  Company  applies  the  intrinsic-value   based  method  of  accounting
prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for
Stock Issued to Employees,  and related interpretations  including the Financial
Accounting  Standards  Board  ("FASB")  Interpretation  No. 44,  Accounting  for
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

                                                      For the Three Months Ended March 31,

                                                              2005            2004
                                                          ------------   ------------

Net loss as reported                                      $  (133,829)   $(2,221,507)

 Add stock-based employee compensation expense included
       in reported net income, net of tax                 $       --     $     7,969

 Deduct total stock-based employee compensation expense
       determined under fair-value-based method for all
       awards, net of tax                                 $(2,656,988)   $(2,032,235)
                                                           -----------    -----------

Net loss - pro forma                                      $(2,790,817)   $(4,245,773)
                                                           ===========    ===========

Basic net loss per common share-as reported               $     (0.00)   $     (0.05)

Basic net loss  per common share- pro forma               $     (0.06)   $     (0.09)

The per share weighted average fair value of stock options granted was $7.65 and
$6.59 for the three months ended March 31, 2005 and 2004,  respectively,  on the date of grant using the Black-Scholes  option-pricing  method with the following weighted average assumptions:

2005 - expected dividend yield of 0%, risk free interest rate of 3.5%,  expected stock  volatility of 166%, and an expected option life of five years for options granted to employees of the Company;

2004 - expected dividend yield of 0%, risk free interest rate of 3.5%,  expected stock  volatility of 176%, and an expected option life of five years for options granted to employees of the Company.

(l)  Financial Instruments

     As of March 31, 2005 and December 31, 2004, the fair value of the Company's financial instruments including cash and cash equivalents,  accounts receivable, accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

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

(n)  Earnings Per Share (EPS)

     Basic EPS is computed  based on the  weighted  average  number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to net  losses for the  periods  presented,  all common  stock equivalents were excluded from diluted net loss per share. As of March 31, 2005, potentially  dilutive common stock equivalents  included 9,776,136 stock options outstanding and 750,000 warrants outstanding.

(o)  Comprehensive Loss

     Comprehensive loss amounted to $143,197 and $2,305,106 for the three months ended March 31, 2005 and 2004,  respectively.  Comprehensive  loss  includes the
Company's net loss and foreign currency translation adjustments of $(15,523) and
$64,077  for the  three  months  ended  March 31,  2005 and 2004,  respectively.
Additionally, comprehensive loss includes the Company's unrealized gain and loss on  marketable  securities of $6,155 and  $(147,676)  for the three months ended
March 31, 2005 and 2004, respectively.

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

(q)  New Accounting Pronouncements

     In December  2004,  the FASB issued SFAS No. 123 (R),  Share Based  Payment
("SFAS 123(R)"). This statement replaces SFAS No.123, Accounting for Stock Based
Compensation  and  supersedes  APB  No.  25,  Accounting  for  Stock  Issued  to
Employees.  SFAS 123 (R) requires all stock based  compensation to be recognized as an  expense  in the  financial  statements  and that  such  cost be  measured according  to the grant  date fair value of the stock  options  or other  equity instruments.  SFAS 123 (R) will become  effective  for the Company on January 1,
2006.  The Company is currently  evaluating the impact that the adoption of this statement will have on the Company's consolidated financial statements, although the  Company  expects  that there will be a  negative  impact on its  results of operations.

(r)  Reclassifications

     Certain  reclassifications  have  been  made to prior  year's  consolidated financial statements to conform to the current year's presentation.

(2)  SEGMENT REPORTING

     The Company is  organized  in a single  operating  segment for  purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers  in the  following  geographical  areas for the three months ended March 31, 2005 and March 31, 2004 and the location of long-lived assets as of March 31, 2005 and December 31, 2004 are summarized as follows:

                                            Three Months Ended March 31,
          Revenues:                            2005                2004
                                          -------------      --------------
          United States                   $   5,760,793      $   2,614,073
          Asia                                1,383,320          1,183,454
          Other international                 1,247,923          1,461,271
                                          -------------      --------------
             Total revenues               $   8,392,036      $   5,258,798
                                          =============      ==============

                                             March 31,         December 31,
                                               2005                 2004
                                          -------------      --------------

          Long-lived assets
          (includes all non-current assets):

          United States                   $   9,345,066      $   9,929,214
          Asia                                1,116,105            950,387
          Other international                   304,501            322,544
                                          -------------      --------------
            Total long-lived assets       $  10,765,672      $  11,202,145
                                          =============      ==============

(3) STOCK REPURCHASE PROGRAM

     On October 25,  2001,  the Company  announced  that its Board of  Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding  common stock. The repurchases may be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management based on market conditions.  During the quarter ended March 31, 2005,

the  Company  purchased  125,000  shares  of its  common  stock  in open  market purchases  for a total cost of $913,095.  As of March 31, 2005,  the Company had repurchased a total of 402,100 shares for $2,627,870.

(4)  CONTINGENCIES

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

OVERVIEW

     Our revenue for the first  quarter of 2005  increased 60% compared with the same period last year.  Revenues  for the first  quarter were lower than for the fourth  quarter of 2004.  The decrease from the fourth  quarter was due to lower revenues  from our OEM  partners.  Historically,  spending  on  network  storage products in the first  quarter of each  calendar  year is lower than spending in the fourth quarter of the previous year,  and we experienced  this  seasonality.
Our  revenues  from our  resellers  increased  in the first  quarter  of 2005 as compared with the fourth quarter of 2004,  while the revenues for all but one of our significant OEM partners were lower in the first quarter.

     Our net loss for the quarter was $0.1 million.  Despite this net loss,  our cash flow from operations in the quarter was $0.9 million.

     We  expect  that  revenues  from our  VirtualTape  Library  software,  both
FalconStor  branded and OEM  branded,  will grow at a higher rate than our other products  during 2005. We have not yet seen  significant  revenue from our iSCSI products, but we expect that revenues from these products will begin to increase this year.

     We consider the 86% growth in deferred  revenue  since March 31, 2004,  and
14% growth since December 31, 2004, to be an important  indicator of the success of our products. The higher percentage increases in deferred revenue as compared with total  revenues  is  primarily  attributable  to the renewal of support and maintenance  agreements  by  existing  end  users.  We view  these  support  and maintenance  renewals as  expressions  of  satisfaction  with our  products  and support organization from the end users.

     We remain pleased with our ability to scale our business.  The 60% increase in revenues was  accomplished  even though our operating  expenses grew only 13%
for the first quarter of 2005  compared with the same period in 2004.  Our gross margins  increased  from 74% for the first  quarter of 2004 to 82% for the first quarter of 2005.

     We continue to operate the business with the goal of long term growth.  Our increase in headcount on both a year-over-year and a quarter-over-quarter  basis was  concentrated  in research  and  development,  quality  assurance  and other technical  areas. We believe that our ability to continue to refine our existing products and features  and to  introduce  new products and features  will be the primary driver of our growth among existing  resellers,  OEMs and end users, and will drive our strategy to attempt to engage additional OEM partners.

RESULTS OF  OPERATIONS - FOR THE THREE  MONTHS ENDED MARCH 31, 2005  COMPARED TO
THE THREE MONTHS ENDED MARCH 31, 2004.

     Revenues for the three months  ended March 31, 2005  increased  60% to $8.4 million  compared  with $5.3  million for the three months ended March 31, 2004.
Our  operating  expenses  increased 13% from $7.7 million for three months ended
March 31, 2004 to $8.7 million for the three  months  ended March 31, 2005.  Net loss  decreased  94% from $2.2 million for the three months ended March 31, 2004 to $0.1  million for the three  months  ended March 31,  2005.  The  increase in revenues  was  mainly  due to an  increase  in demand  for our  network  storage solution  software,  the  introduction  of our new products  and the  successful launch in the second quarter of 2004 by one of our OEMs of a solution powered by our product.  Revenue  contribution from our OEM partners  increased in absolute dollars and as a percentage of our total revenue for the quarter ended March 31,
2005.  Revenue  from  resellers  and  distributors  also  increased  in absolute dollars.  Expenses  increased  in all  aspects of our  business  to support  our growth.  For the three months ended March 31, 2005,  we increased  the number of employees and continued to invest in our infrastructure by purchasing additional computers and equipment. We increased the number of employees from 187 employees as of March 31, 2004 to 223 employees as of March 31, 2005.

REVENUES

Software license revenue

     Software license revenue is comprised of software licenses sold through our
OEMs,  value-added  resellers  and  distributors  to end users and,  to a lesser extent,  directly to end users.  These revenues are recognized when, among other requirements,  we  receive  a  customer  purchase  order  or  a  royalty  report summarizing  software licenses sold and the software and permanent key codes are delivered to the customer.  We sometimes receive  nonrefundable royalty advances and  engineering  fees from some of our OEM  partners.  These  arrangements  are evidenced by a signed customer contract,  and the revenue is recognized when the software product master is delivered and accepted, and the engineering services, if any, have been performed.

     Software  license  revenue  increased  77% from $3.5  million for the three months ended March 31, 2004 to $6.3 million for the three months ended March 31,
2005.  Increased market acceptance and demand for our product,  the introduction of our new products and the  successful  launch in the second quarter of 2004 by one of our OEMs of a solution powered by our product were the primary drivers of the increase in software  license revenue.  Software  license revenue  increased from both our OEM partners and from our resellers. Revenue from our OEM partners increased  as a percentage  of total  revenue.  We expect our  software  license revenue  to  continue  to grow and the  percentage  of future  software  license revenue derived from our OEM partners to increase.

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
Professional  services  revenue is  recognized  in the period  that the  related services are performed.  Revenue from engineering  services is primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed.  In the  first  three  months  of 2005,  we had a  limited  number of transactions  in which we purchased  hardware and bundled this hardware with our software  and sold the  bundled  solution  to our  customer.  A  portion  of the contractual  fees is  recognized  as revenue  when the  hardware  or software is delivered to the  customer  based on the  relative  fair value of the  delivered element(s).  Through  March 31,  2005,  the  software  and  hardware  in bundled solutions have been delivered to the customer in the same quarter.  Maintenance, software  services and other revenue increased 23% to $2.1 million for the three months  ended March 31, 2005 from $1.7  million for the three months ended March
31, 2004.

     The major factor behind the increase in maintenance,  software services and other revenue was an increase in the number of maintenance and technical support contracts  we  sold.  As we are in  business  longer,  and  as we  license  more software,  we expect these  revenues will continue to increase.  The majority of our new customers  purchase  maintenance  and support and most  customers  renew their maintenance and support after their initial contracts expire.  Maintenance revenue increased from $0.8 million for the three months ended March 31, 2004 to
$1.5 million for the three months ended March 31, 2005.  We expect  maintenance, software services and other revenues to continue to increase.  Software services and other revenue  decreased  from $0.9 million for the three months ended March
31, 2004 to $0.6 million for the three  months  ended March 31, 2005.  The major factor contributing to the decrease in software services and other revenue was a decrease in professional services revenue, which decreased from $0.4 million for the three months ended March 31, 2004 to $0.2 million for the three months ended
March 31, 2005. The decrease in professional services revenue is attributable to more of our OEM and  reseller  partners  performing  the  professional  services themselves. Additionally, our hardware sales decreased from $0.5 million for the three  months  ended March 31, 2004 to $0.4  million for the three  months ended
March 31, 2005.

COST OF REVENUES

Amortization of purchased and capitalized software

     To remain  successful  in the network  storage  solutions  market,  we must continually  upgrade our  software by  enhancing  the  existing  features of our products and by adding new features and products.  We often evaluate  whether to develop these new offerings  in-house or whether we can achieve a greater return on investment by purchasing or licensing  software from third parties.  Based on our evaluations we have purchased or licensed  various software for resale since
2001. As of March 31, 2005 and 2004,  we had $4.9 million of purchased  software licenses that are being  amortized over three years.  For the three months ended
March 31, 2005 and March 31, 2004,  we recorded $0.2 million and $0.4 million of amortization related to these purchased software licenses, respectively. We will continue  to evaluate  third party  software  licenses  and may make  additional purchases, which would result in an increase in amortization expense.

     The Company did not  capitalize  any software  development  costs until our initial product reached technological  feasibility in March 2001. At that point, we  capitalized  $0.1  million of software  development  costs,  which are being amortized  at the  greater of  straight  line over  three  years or the ratio of current revenue of the related products to total current and anticipated  future revenue of these products. Amortization of capitalized software costs was $7,881 for the three months ended March 31, 2004. Capitalized software costs were fully amortized as of the end of the first quarter of 2004.

Cost of maintenance, software services and other revenue

     Cost  of  maintenance,   software  services  and  other  revenues  consists
primarily  of  personnel  and other costs  associated  with  providing  software implementations,  technical support under maintenance  contracts,  and training.
Cost of maintenance, software services and other revenues also includes the cost of hardware  purchased that was resold.  Cost of maintenance,  software services and other revenues for the three months ended March 31, 2005 increased by 36% to
$1.3  million  compared  with $1.0  million for the three months ended March 31,
2004. The increase in cost of maintenance,  software  services and other revenue was  principally  due to an increase in personnel.  As a result of our increased sales of  maintenance  and support  contracts,  we  required a higher  number of employees  to  provide  technical  support.  Our cost of  maintenance,  software services  and other  revenue  will  continue to grow in absolute  dollars as our revenue increases.

     Gross  profit for the three months ended March 31, 2005 was $6.8 million or
82% of revenues  compared  with $3.9  million or 74% of  revenues  for the three months ended March 31,  2004.  The increase in gross profit and gross margin was directly  related to the  increase  in  revenues.  Additionally,  the  increased percentage of revenue from our OEM partners contributed to the increase in gross margin since revenues from our OEM partners have higher gross margins.

SOFTWARE DEVELOPMENT COSTS

     Software development costs consist primarily of personnel costs for product development personnel and other related costs associated with the development of new products,  enhancements to existing products, quality assurance and testing.
Software  development  costs  increased 23% to $2.7 million for the three months ended March 31,  2005 from $2.2  million  for the three  months  ended March 31,
2004.  The  increase  in  software  development  costs was  primarily  due to an increase in  employees  required to enhance  and test our core  network  storage software product,  as well as to develop new innovative features and options. In addition,  as we entered  into  agreements  with new OEM  partners,  we required additional  employees to test and  integrate our software with our OEM partners'
products.  We intend to  continue  recruiting  and  hiring  product  development personnel to support our development process.

SELLING AND MARKETING

     Selling and  marketing  expenses  consist  primarily of sales and marketing personnel  and  related  costs,  travel,  public  relations  expense,  marketing literature  and  promotions,  commissions,  trade show  expenses,  and the costs associated  with our  foreign  sales  offices.  Selling and  marketing  expenses increased 6% to $3.5 million for the three months ended March 31, 2005 from $3.3 million for the three months  ended March 31, 2004.  As a result of the increase in revenue  and  interest in our  software,  our  commission  expense and travel expenses  increased.  We believe  that to continue to grow sales,  our sales and marketing expenses will continue to increase.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of personnel costs of general and administrative  functions,  public company related costs,  directors and officers insurance, legal and professional fees, and other general corporate overhead  costs.  General  and  administrative  expenses  increased  22% to $1.0 million for the three  months  ended  March 31,  2005 from $0.8  million for the three months ended March 31,  2004.  The increase in general and  administrative expenses was primarily due to an increase in  professional  services  associated with our compliance with the provisions of the Sarbanes-Oxley Act of 2002.

INTEREST AND OTHER INCOME

     We  invest  our  cash,  cash  equivalents  and  marketable   securities  in
government securities and other low risk investments.  Interest and other income remained consistent at $0.2 million.

INCOME TAXES

     We did not record a tax benefit  associated  with the pre-tax loss incurred for the period due primarily to the uncertainty of recoverability of the related deferred tax assets. Accordingly, we provided a full valuation allowance against our net deferred tax assets.  Our income tax provision consists primarily of tax liabilities related to our foreign subsidiaries.

CRITICAL ACCOUNTING POLICIES

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial  Accounting Standards Board ("FASB") issued
SFAS No. 123 (R), Share Based Payment ("SFAS 123(R)").  This statement  replaces
SFAS No.123,  Accounting for Stock Based Compensation and supersedes APB No. 25,
Accounting for Stock Issued to Employees.  SFAS 123 (R) requires all stock based compensation to be recognized as an expense in the financial statements and that such  cost be  measured  according  to the grant  date  fair  value of the stock options or other equity instruments.  SFAS 123 (R) will become effective for the
Company on January 1, 2006.  We are  currently  evaluating  the impact  that the adoption of this statement will have on our consolidated  financial  statements, although  we expect  that  there  will be a  negative  impact on our  results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     Our total cash and cash equivalents and marketable securities balance as of
March 31, 2005 decreased by $0.2 million compared to December 31, 2004. Our cash and cash  equivalents  totaled $17.3 million and marketable  securities  totaled
$16.5  million at March 31,  2005.  As of March 31, 2004,  we had  approximately
$13.1  million in cash and cash  equivalents  and $22.5  million  in  marketable securities.

     We  continued  to invest in our  infrastructure  to support  our  long-term growth  during the three  months ended March 31, 2005.  We made  investments  in property and equipment and we increased the number of employees during the first quarter of 2005. As we continue to grow, we will continue to make investments in property and equipment and will need to continue to increase our headcount.

     In  connection  with our  acquisition  of IP Metrics in July 2002,  we were required to make cash payments to the former  shareholders of IP Metrics,  which were contingent on the level of revenue from IP Metrics products for a period of twenty-four  months  through June 30,  2004.  In 2004,  we made  payments to the former shareholders of IP Metrics totaling $214,009.  We believe that we have no further payment obligations.

     In October 2001, our Board of Directors  authorized the repurchase of up to two million shares of our outstanding  common stock. Since October 2001, 402,100 shares have been  repurchased  at an aggregate  purchase  price of $2.6 million.
During  the  first  quarter  of 2005,  125,000  shares  were  repurchased  at an aggregate purchase price of $0.9 million.

     Net cash  provided by  operating  activities  totaled  $0.9 million for the three  months  ended March 31,  2005,  compared  with net cash used in operating activities  of $0.5 million for the three months ended March 31, 2004.  The main reason for the change in the cash provided by operating  activities  compared to the prior year was a decrease in our net loss from $2.2 million to $0.1 million.
The decrease in net loss is mainly  attributable  to our  increases in revenues.
Net cash provided by operating  activities of $0.9 million was primarily derived from increases in deferred  revenue.  The cash used in operating  activities for the three  months  ended March 31, 2004 was mainly  comprised of our net loss of
$2.2 million and a decrease in accrued  expenses of $0.3 million.  These amounts were  partially  offset  by  non-cash  charges  of $0.9  million  consisting  of depreciation and amortization,  non-cash  professional  services  expenses,  and equity-based  compensation.  Additional  offsetting amounts include decreases in net accounts  receivable of $0.2 million and  increases in accounts  payable and deferred revenue totaling $0.9 million.

     Net cash  provided by investing  activities  was $1.5 million for the three months ended March 31, 2005, due primarily to net sales of marketable securities of $2.0 million.  This amount was partially  offset by purchases of property and equipment of $0.5 million.  Net cash provided by investing  activities  was $4.8 million for the three months ended March 31, 2004, due primarily to net sales of marketable  securities  of $5.5  million.  This amount was  partially  offset by purchases of property and equipment of $0.6 million.

     Net cash used in financing activities was $0.6 million for the three months ended March 31, 2005. We received proceeds from the exercise of stock options of
$0.4 million and we made  payments of $0.9 million in the first  quarter of 2005 to acquire  treasury stock.  Net cash provided by financing  activities was $0.3 million for the three months  ended March 31,  2004.  This amount was related to proceeds from the exercise of stock options.

     We currently  do not have any debt and our only  material  commitments  are related to our office  leases.  We have an operating  lease covering our primary office facility that expires in February,  2012. We also have several  operating leases related to a second domestic office and offices in foreign countries. The expiration  dates for these leases range from 2004 through  2012.  The Company's contractual  obligations related to these leases have not changed  significantly from that disclosed in the Company's 2004 form 10-K.

     We  believe  that  our  current  balance  of  cash,  cash  equivalents  and
marketable  securities,   and  expected  cash  flows  from  operations  will  be
sufficient to meet our cash requirements for at least the next twelve months.

                                  RISK FACTORS

WE HAVE HAD A  HISTORY  OF NET  LOSSES  AND MAY NOT BE ABLE TO  RETURN  TO OR TO
MAINTAIN PROFITABILITY.

     For the first quarter of 2005, we had a net loss of $0.1 million.  The only profitable  quarter in our  Company's  history  was the fourth  quarter of 2004.

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

WE ARE DEPENDENT ON CERTAIN KEY CUSTOMERS.

     We tend  to  have  one or  more  customers  account  for 10% or more of our revenues during each fiscal quarter.  In addition,  during the fiscal year ended
December 31, 2004,  one customer  accounted  for 16% of our  revenues.  While we believe  that we will  continue  to  receive  revenue  from these  clients,  our
agreements   typically  give  these  customers  the  ability  to  terminate  the relationship  upon 90 days  notice.  If our  contracts  with these  partners are terminated, or if the volume of sales from these clients declines, it would have a material adverse effect on our operating results.

THE MARKETS FOR STORAGE  AREA  NETWORKS AND NETWORK  ATTACHED  STORAGE ARE STILL
MATURING,  AND OUR BUSINESS WILL SUFFER IF THEY DO NOT CONTINUE TO DEVELOP AS WE
EXPECT.

     The continued  adoption of Storage Area Networks (SAN) and Network Attached
Storage (NAS) solutions is critical to our future  success.  The markets for SAN and NAS  solutions  are still  maturing,  making it difficult  to predict  their potential  sizes or future  growth rates.  If these markets  develop more slowly than we expect,  our  business,  financial  condition  and results of operations would be adversely affected.

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

THE  MARKET  FOR  DISK-BASED  BACKUP  SOLUTIONS  IS NEW AND  UNCERTAIN,  AND OUR
BUSINESS WILL SUFFER IF IT DOES NOT DEVELOP AS WE EXPECT.

     The rapid adoption of disk-based backup solutions is critical to our future success. The market for disk-based backup solutions is still unproven, making it difficult to predict the potential  size or future growth rate.  Most  potential customers  have  made  substantial  investments  in their  current  tape  backup infrastructure,  and they may elect to remain with their current  infrastructure or to adopt new solutions in limited stages or over extended periods of time. We are  uncertain  whether a viable  market  for our  products  will  develop or be sustainable.  If this market fails to develop,  or develops  more slowly than we expect,  our business,  financial  condition and results of operations  would be adversely affected.

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

OUR FUTURE QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY,  WHICH COULD CAUSE OUR
STOCK PRICE TO DECLINE.

     Our  previous  results  are  not  necessarily   indicative  of  our  future
performance and our future quarterly results may fluctuate significantly.

     Our future performance will depend on many factors, including:

o  the  timing of  securing  software  license  contracts  and the  delivery  of software and related revenue recognition;

o  the  seasonality  of  information   technology,   including  network  storage
   products, spending;

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

OUR STOCK PRICE MAY BE VOLATILE

     The market price of our common stock has been  volatile in the past and may be volatile in the future.  For  example,  during the past twelve  months  ended
March 31,  2005,  the closing  market price of our common stock as quoted on the
NASDAQ National  Market System  fluctuated  between $5.03 and $9.75.  The market price  of our  common  stock  may be  significantly  affected  by the  following factors:

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

OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY IMPACTED BY THE REQUIREMENT THAT WE
RECOGNIZE THE FAIR VALUE OF STOCK OPTIONS GRANTED AS AN EXPENSE.

     The Financial Accounting Standards Board ("FASB") has required companies to recognize the fair value of stock options and other stock-based  compensation to employees as compensation expense in the statement of operations.  In accordance with SEC rules,  FalconStor must implement the FASB rules effective in the first quarter  of  2006.  While  it is too  early to tell  the  exact  impact  of this requirement, there will be a negative impact on our results of operations.

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING  OPTIONS AND WARRANTS,  THE EXERCISE
OF WHICH WOULD DILUTE THE THEN-EXISTING  STOCKHOLDERS'  PERCENTAGE  OWNERSHIP OF
OUR COMMON STOCK.

     As of March 31, 2005, we had  outstanding  options and warrants to purchase an aggregate  of  10,526,136  shares of our common  stock at a weighted  average exercise price of $5.13 per share.  We also have 1,697,665  shares of our common stock reserved for issuance under our stock option plans with respect to options that have not been granted.

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

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risks. Our return on our investments in cash, cash equivalents and marketable  securities  is subject to interest rate risks.  We regularly  assess these risks and have established  policies and business  practices to manage the market risk of our  marketable  securities.  If interest rates were to change by
10% from the levels at March 31, 2005, the effect on our financial results would be insignificant.

Foreign  Currency  Risk.  We have  several  offices  outside the United  States.
Accordingly,  we are  subject to  exposure  from  adverse  movements  in foreign
currency   exchange  rates.  The  effect  of  foreign  currency   exchange  rate
fluctuations  have not been material  since our inception.  If foreign  currency exchange  rates  were to change by 10% from the  levels at March 31,  2005,  the effect on our other comprehensive  income would be insignificant.  We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the  participation  of our management,  including our  principal  executive  officer  and  principal  financial  officer,  we have evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and procedures as of the end of the period covered by this report, and, based on  their  evaluation,  our  principal  executive  officer  and  principal financial  officer  have  concluded  that  these  controls  and  procedures  are effective.  No  changes  in  the  Company's  internal  controls  over  financial reporting occurred during the quarter ended March 31, 2005, that have materially affected,  or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Disclosure  controls and procedures  are procedures  that are designed to ensure that  information  required to be disclosed by us in the reports that we file or submit  under the  Securities  Exchange  Act of 1934,  as amended,  is recorded, processed,  summarized  and reported,  within the time periods  specified in the
Securities and Exchange  Commission's rules and forms.  Disclosure  controls and procedures  include,  without  limitation,  controls and procedures  designed to ensure that  information  required to be  disclosed by us in the reports that we file under the Exchange Act is accumulated  and  communicated to our management, including our principal  executive officer and principal  financial officer,  as appropriate to allow timely decisions regarding required disclosure.

PART II.    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims,  asserted or unasserted, which arise in the ordinary  course of  business.  While the outcome of any such matters  cannot be predicted with  certainty,  we believe that such matters will not have a material  adverse  effect on our  financial  condition  or  operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of common stock repurchased during the quarter ended March 31, 2005:

                                                                                      TOTAL NUMBER OF               MAXIMUM NUMBER
                                                                                     SHARES PURCHASED             OF SHARES THAT MAY
                                TOTAL NUMBER OF            AVERAGE PRICE            AS PART OF PUBLICLY            YET BE PURCHASED
                               SHARES PURCHASED            PAID PER SHARE             ANNOUNCED PLAN                UNDER THE PLAN

     February, 2005                 43,200                     $7.31                      43,200                      1,679,700

      March, 2005                   81,800                     $7.30                      81,800                      1,597,900

         Total                     125,000                     $7.30                      125,000                     1,597,900

The Company's Board of Directors approved a program, effective October 24, 2001, to  repurchase  up to two million  shares of the  Company's  common  stock.  The program has no expiration date.

ITEM 5.  OTHER INFORMATION

On May 10,  2005,  at our Annual  Meeting of  Stockholders,  Alan W. Kaufman was
elected to our Board of  Directors  to fill a newly  created  directorship.  Mr.
Kaufman  was  elected  to serve a three  year term and until  his  successor  is elected and qualified.

ITEM 6.  EXHIBITS

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

                                     FALCONSTOR SOFTWARE, INC.

                                     /s/ James Weber
                                     -------------------------------------------
                                     James Weber
                                     Chief Financial Officer, Vice President
                                        and Treasurer
                                     (Principal Accounting Officer)

May 10, 2005

