Form 10-Q
period 2005-06-30
FALCONSTOR SOFTWARE INC
filed 2005-08-08
CIK 922521

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

/X/     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934
        For the quarterly period ended              JUNE 30, 2005
                                       -----------------------------------------

/ /     TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from __________________ to __________________

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

The number of shares of Common Stock issued and  outstanding as of July 28, 2005 was 48,142,403 and 47,717,803, which includes redeemable common shares.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                            Page

PART I.       Financial Information                                            3

Item 1.       Consolidated Financial Statements                                3

              Consolidated Balance Sheets at June 30, 2005
                  (unaudited) and December 31, 2004                            3

              Unaudited Condensed Consolidated Statements of Operations
                  for the three and six months ended June 30, 2005 and 2004    4

              Unaudited Condensed Consolidated Statements of Cash Flows
                  for the six months ended June 30, 2005 and 2004              5

              Notes to the Unaudited Condensed Consolidated
                  Financial Statements                                         6

Item 2.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   13

Item 3.       Qualitative and Quantitative Disclosures about Market Risk      27

Item 4.       Controls and Procedures                                         27

PART II.      Other Information                                               27

Item 1.       Legal Proceedings                                               27

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds     28

Item 4.       Submission of Matters to a Vote of Security Holders             28

Item 5.       Other Information                                               28

Item 6.       Exhibits                                                        28

PART I.  FINANCIAL INFORMATION
ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                          JUNE 30, 2005    DECEMBER 31, 2004
                                                                                          -------------    -----------------
                                    ASSETS                                                 (UNAUDITED)
Current assets:
   Cash and cash equivalents .......................................................     $ 15,839,208      $ 15,484,573
   Marketable securities ...........................................................       18,435,167        18,488,616
   Accounts receivable, net of allowances of $3,305,357 and
     $2,551,616, respectively.......................................................       11,145,340        10,269,822
   Prepaid expenses and other current assets .......................................          932,636           629,036
                                                                                         ------------      ------------

            Total current assets ...................................................       46,352,351        44,872,047

Property and equipment, net ........................................................        4,854,508         4,662,269
Goodwill ...........................................................................        3,512,796         3,512,796
Other intangible assets, net .......................................................          257,769           307,620
Other assets .......................................................................        2,278,473         2,719,460
                                                                                         ------------      ------------

            Total assets ...........................................................     $ 57,255,897      $ 56,074,192
                                                                                         ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................................     $    983,953      $    821,433
   Accrued expenses ................................................................        3,233,610         3,501,034
   Deferred revenue ................................................................        5,447,644         4,097,279
                                                                                         ------------      ------------
              Total current liabilities ............................................        9,665,207         8,419,746

Deferred revenue ...................................................................        1,450,955         1,290,496
                                                                                        -------------      ------------

              Total liabilities ....................................................       11,116,162         9,710,242

Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock - $.001 par value, 2,000,000 shares authorized ......             --                --
   Common stock - $.001 par value, 100,000,000 shares authorized,
      48,066,226 and 47,768,755 shares issued, respectively and 47,641,626
      and 47,491,655 shares outstanding, respectively ..............................           48,066            47,769
   Additional paid-in capital ......................................................       86,107,917        85,400,740
   Accumulated deficit .............................................................      (36,798,160)      (36,952,436)
   Common stock held in treasury, at cost (424,600 and 277,100 shares,
     respectively)..................................................................       (2,781,894)       (1,714,775)
   Accumulated other comprehensive loss ............................................         (436,194)         (417,348)
                                                                                        -------------      ------------

            Total stockholders' equity .............................................       46,139,735        46,363,950
                                                                                        -------------      ------------
            Total liabilities and stockholders' equity .............................     $ 57,255,897      $ 56,074,192
                                                                                        =============      ============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                ------------------------------      ------------------------------

                                                                     2005             2004             2005              2004
                                                                -------------    ------------       -------------    -------------

Revenues:
Software license revenue .....................................  $  6,650,442     $  4,915,498      $ 12,932,951      $  8,463,329
Maintenance revenue ..........................................     1,791,267        1,043,202         3,321,441         1,865,055
Software services and other revenue ..........................     1,053,878          524,437         1,633,231         1,413,551
                                                                ------------     ------------      ------------      ------------
                                                                   9,495,587        6,483,137        17,887,623        11,741,935
                                                                ------------     ------------      ------------      ------------

Operating expenses:
   Amortization of purchased and capitalized
     software ................................................       193,417          409,250           416,000           824,298
   Cost of maintenance, software services and
     other revenue ...........................................     1,468,866          989,955         2,796,083         1,967,960
   Software development costs ................................     2,763,745        2,178,927         5,431,136         4,340,843
   Selling and marketing .....................................     3,979,124        3,401,078         7,484,343         6,714,616
   General and administrative ................................     1,031,285        1,397,409         2,017,311         2,208,052
                                                                ------------     ------------      ------------      ------------
                                                                   9,436,437        8,376,619        18,144,873        16,055,769
                                                                ------------     ------------      ------------      ------------
           Operating income (loss) ...........................        59,150       (1,893,482)         (257,250)       (4,313,834)
                                                                ------------     ------------      ------------      ------------

Interest and other income ....................................       236,909          188,852           423,495           391,777
                                                                ------------     ------------      ------------      ------------

         Income (loss) before income taxes ...................       296,059       (1,704,630)          166,245        (3,922,057)

Provision for income taxes ...................................         7,954            8,461            11,969            12,541
                                                                ------------     ------------      ------------      ------------

         Net income ( loss) ..................................  $    288,105     $ (1,713,091)     $    154,276      $ (3,934,598)
                                                                ------------     ------------      ------------      ------------

Basic net income (loss) per share ............................  $       0.01     $      (0.04)     $       0.00      $      (0.08)
                                                                ============     ============      ============      =============

Diluted net income (loss) per share ..........................  $       0.01     $      (0.04)     $       0.00      $       (0.08)
                                                                ============     ============      ============      ==============
Weighted average basic shares
   outstanding ...............................................    47,594,072       46,859,326        47,561,653         46,750,352
                                                                ============      ===========      ============      ==============

Weighted average diluted shares
   outstanding ...............................................    50,623,983       46,859,326        50,806,365         46,750,352
                                                                ============      ===========      ============      ==============

     See accompanying notes to unaudited consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  2005              2004
                                                                             ------------      ------------
Cash flows from operating activities:
   Net income (loss) ...................................................     $    154,276      $ (3,934,598)
      Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Depreciation and amortization .................................        1,708,690         1,853,942
         Non-cash professional services ................................          (75,728)           21,092
         Equity-based compensation expense .............................             --               7,969
         Provision for returns and doubtful accounts ...................          965,196         1,468,067
      Changes in operating assets and liabilities:
         Accounts receivable, net ......................................       (1,840,715)       (2,318,335)
         Prepaid expenses and other current assets .....................         (303,600)          (57,914)
         Other assets ..................................................           24,987            (1,948)
         Accounts payable ..............................................          162,520           359,709
         Accrued expenses ..............................................         (267,424)          596,207
         Deferred revenue ..............................................        1,510,824         1,337,640
                                                                             ------------      ------------

   Net cash provided by (used in) operating activities                          2,039,026          (668,169)
                                                                             ------------      ------------

Cash flows from investing activities:
   Sale of marketable securities .......................................       31,448,900        22,698,597
   Purchase of marketable securities ...................................      (31,382,328)      (16,810,099)
   Purchase of property and equipment ..................................       (1,356,820)       (1,245,281)
   Purchase of software licenses .......................................             --             (50,000)
   Purchase of intangible assets .......................................          (78,258)          (43,472)
   Security deposits ...................................................             --              (4,501)
                                                                             ------------      ------------

   Net cash (used in) provided by investing activities .................       (1,368,506)        4,545,244
                                                                             ------------      ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options .............................          783,203           451,165
   Payments to acquire treasury stock ..................................       (1,067,119)         (279,645)
                                                                             ------------      ------------

   Net cash (used in) provided by financing activities ..............            (283,916)          171,520
                                                                             ------------      ------------

Effect of exchange rate changes on cash and cash equivalents ...........          (31,969)              378
                                                                             ------------      ------------

Net increase in cash and cash equivalents ..............................          354,635         4,048,973

Cash and cash equivalents, beginning of period .........................       15,484,573         8,486,144
                                                                             ------------      ------------

Cash and cash equivalents, end of period ...............................     $ 15,839,208      $ 12,535,117
                                                                             ============      ============

Cash paid for income taxes .............................................     $      6,294      $        323
                                                                             ============      =============

The Company did not pay any  interest  expense for the six months ended June 30,
2005 and  2004.  See  accompanying  notes to  unaudited  consolidated  financial statements.

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

(C) UNAUDITED INTERIM FINANCIAL INFORMATION

    The unaudited interim consolidated financial statements of the Company as of
June 30,  2005 and for the three and six months  ended  June 30,  2005 and 2004, included  herein have been prepared,  without  audit,  pursuant to the rules and
regulations  of  the  Securities  and  Exchange  Commission   ("SEC").   Certain
information  and note  disclosures  normally  included in  financial  statements prepared in accordance  with  accounting  principles  generally  accepted in the
United States of America have been  condensed or omitted  pursuant to such rules and regulations relating to interim financial statements.

    In the opinion of management,  the accompanying  unaudited interim condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2005, and the results of its operations for the three months and six months ended June 30, 2005 and 2004.

(D) CASH EQUIVALENTS AND MARKETABLE SECURITIES

    The Company considers all highly liquid investments with a maturity of three months  or  less  when  purchased  to be  cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$11.5  million  and  $10.9  million  at June 30,  2005 and  December  31,  2004, respectively.  Marketable  securities  at June 30,  2005 and  December  31, 2004 amounted to $18.4  million and $18.5  million,  respectively,  and  consisted of corporate bonds and government securities, which are classified as available for sale, and accordingly,  unrealized gains and losses on marketable securities are
reflected  as  a  component  of   accumulated   other   comprehensive   loss  in
stockholders' equity.

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

    Revenues  associated with software  implementation and software  engineering services are recognized as the services are completed.  Costs of providing these services are included in cost of revenues.

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

    For the  quarters  ended June 30,  2005 and 2004,  the Company had a limited number of transactions in which it purchased  hardware and bundled this hardware with the Company's software and sold the bundled solution to its customer. Since the software is not essential for the functionality of the equipment included in the Company's bundled  solutions,  and both the hardware and software have stand alone value to the customer,  a portion of the contractual fees is recognized as revenue when the software or hardware is  delivered  based on the relative  fair value of the delivered element(s).

    For the three months ended June 30, 2005, the Company had two customers that together  accounted for 27% of revenues and one customer that  accounted for 11%
of the accounts receivable balance at June 30, 2005.

(F) PROPERTY AND EQUIPMENT

    Property and  equipment  are recorded at cost.  Depreciation  is  recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years). Depreciation expense was $579,451 and $498,967 for the three months ended June 30, 2005 and 2004, respectively,  and $1,164,580 and $923,731 for the six months ended June 30, 2005 and 2004,  respectively.  Leasehold  improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

(G) GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and  identifiable  intangible  assets acquired in business combinations.  Consistent  with  Statement  of  Financial  Accounting  Standards
("SFAS")  142,  GOODWILL  AND  OTHER  INTANGIBLE  ASSETS,  the  Company  has not
amortized  goodwill related to its acquisitions,  but instead tested the balance for impairment.  The Company's annual  impairment  assessment is performed as of
December  31st of each  year,  and at  other  times  if  events  or  changes  in circumstances  indicate  that it is more  likely  than  not  that  the  asset is impaired.  Identifiable intangible assets are amortized over a three-year period using the straight-line method. Amortization expense was $65,851 and $54,169 for the three  months ended June 30, 2005 and 2004,  respectively,  and $128,110 and
$105,912  for the six months  ended June 30,  2005 and 2004,  respectively.  The gross carrying amount and accumulated amortization of other intangible assets as of June 30, 2005 and December 31, 2004 are as follows:

                                                                    June 30,    December 31,
                                                                     2005           2004
                                                                 -----------    ----------

            Customer relationships and purchased technology:

            Gross carrying amount                                $ 216,850      $ 216,850
            Accumulated amortization                              (216,850)      (180,708)
                                                                 ---------      ---------

            Net carrying amount                                  $    --        $  36,142
                                                                 =========      =========

            Patents:

            Gross carrying amount                                $ 601,881      $ 523,623
            Accumulated amortization                              (344,113)      (252,145)
                                                                 ---------      ---------

            Net carrying amount                                  $ 257,768      $ 271,478
                                                                 =========      =========

(H) SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

    Costs  associated  with  the  development  of  new  software   products  and
enhancements  to existing  software  products  are  expensed  as incurred  until technological  feasibility  of the  product has been  established.  Based on the
Company's product development process,  technological feasibility is established upon completion of a working model.  The Company did not capitalize any software development costs until its initial product reached technological feasibility at the end of March 2001. Until such product was released,  the Company capitalized
$94,570 of software  development  costs.  Software  development costs were fully amortized as of June 30, 2004.  Amortization  of software  development  costs is recorded  at the  greater  of  straight  line over  three  years or the ratio of current revenue of the related products to total current and anticipated  future revenue of these products.

    Purchased software technology of $629,806 and $1,045,806, net of accumulated amortization  of $4,281,194 and  $3,865,194,  is included in other assets in the balance  sheets  as of June  30,  2005  and  December  31,  2004,  respectively.
Amortization  expense was  $193,417 and $409,250 for the three months ended June
30, 2005 and 2004,  respectively,  and  $416,000 and $816,416 for the six months ended June 30, 2005 and 2004, respectively.

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

                                                        Three Months Ended June 30,          Six Months Ended June 30,

                                                          2005              2004              2005             2004
                                                          ----              ----              ----             ----
Net Income (loss) as reported                       $     288,105     $  (1,713,091)    $     154,276     $  (3,934,598)
Add stock-based employee compensation expense
included  in reported net income, net of tax                 --                --                --               7,969

Deduct total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of tax                             (2,563,735)       (2,035,104)       (4,813,325)       (3,718,235)
                                                    -------------     -------------     -------------     -------------

Net loss - pro forma                                $  (2,275,630)    $  (3,748,195)    $  (4,659,049)    $  (7,644,864)
                                                    =============     =============     =============     =============

Basic and diluted net income (loss) per common
share-as reported                                   $         .01     $        (.04)    $         .00     $        (.08)

Basic and diluted net loss per common               $        (.05)    $        (.08)    $        (.10)    $        (.16)
share-pro forma

    Due to the pro forma net loss in all  periods,  diluted  net loss per common share is equal to basic net loss per common share on a pro forma basis.

    The per share weighted average fair value of stock options granted was $5.66 and $5.18 for the three months  ended June 30, 2005 and 2004,  respectively, and  $7.06  and  $5.41  for the six  months  ended  June 30,  2005 and 2004, respectively,  on the date of grant using the  Black-Scholes  option pricing method with the following weighted average assumptions:

    2005--expected  dividend  yield  of 0%,  risk  free  interest  rate of 3.5%, expected stock  volatility  ranging from 161% to 166% and an expected option life of five years for options granted to employees of the Company;

    2004--expected  dividend  yield  of 0%,  risk  free  interest  rate of 3.5%, expected stock  volatility  ranging from 172% to 176% and an expected option life of five years for options granted to employees of the Company.

(L) FINANCIAL INSTRUMENTS

    As of June 30, 2005 and December 31, 2004,  the fair value of the  Company's financial instruments including cash and cash equivalents,  accounts receivable, accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

(M) FOREIGN CURRENCY

    Assets and  liabilities  of foreign  operations  are  translated at rates of exchange at the end of the period, while results of operations are translated at average  exchange  rates in effect for the period.  Unrealized  gains and losses from the  translation  of foreign  assets and  liabilities  are  classified as a separate  component  of  stockholders'  equity.  Realized  gains and losses from foreign  currency  transactions  are  included  in  the  unaudited  consolidated statements of operations.

(N) EARNINGS PER SHARE (EPS)

    Basic EPS is  computed  based on the  weighted  average  number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents. Due to net losses for the three and six months ended June 30, 2004, all common stock  equivalents  were excluded from diluted net loss per share for
these  periods.  As  of  June  30,  2005,   potentially  dilutive  common  stock
equivalents  included  10,225,391 stock options outstanding and 750,000 warrants outstanding  (such  warrants  become  exercisable  only if  certain  performance targets are met by the grantee).

    The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computation:

                                        Three Months Ended June 30, 2005            Three Months Ended June 30, 2004
                                     Net Income       Shares       Per Share      Net Income       Shares     Per Share
                                     (Numerator)   (Denominator)     Amount       (Numerator)   (Denominator)  Amount
                                     -----------   -------------     ------       -----------   -------------  ------

Basic EPS                            $   288,105     47,594,072    $    0.01     $(1,713,091)    46,859,326    $  (0.04)
                                                                   =========                                   ========

Effect of dilutive securities:
      Stock Options                                   3,029,911                                          --
                                    ------------     ----------   ----------     -----------     -----------   -----------
Diluted EPS                         $   288,105      50,623,983    $    0.01     $(1,713,091)     46,859,326    $  (0.04)
                                    ============     ==========   ==========     ===========     ===========   ==========

                                          Six Months Ended June 30, 2005              Six Months Ended June 30, 2004
                                     Net Income       Shares       Per Share      Net Income       Shares     Per Share
                                     (Numerator)   (Denominator)     Amount       (Numerator)   (Denominator)  Amount
                                     -----------   -------------     ------       -----------   -------------  ------

Basic EPS                           $ 154,276        47,561,653    $    0.00     $(3,934,598)     46,750,352    $  (0.08)
                                                                  ==========                                   ==========

Effect of dilutive securities:
      Stock Options                                   3,244,712                                            -
                                    ------------     ----------   ----------     -----------     -----------   -----------
Diluted EPS                         $ 154,276        50,806,365    $    0.00     $(3,934,598)     46,750,352    $   (0.08)
                                    ============     ==========   ==========     ===========     ===========   ==========

(O) COMPREHENSIVE INCOME (LOSS)

    The Company's comprehensive income (loss) is as follows:

                                                 Three Months Ended June 30,       Six Months Ended June 30,
                                                     2005           2004              2005           2004
                                                     ----           ----              ----           ----

Net Income                                      $   288,105      $(1,713,091)     $   154,276      $(3,934,598)
                                                -----------      -----------      -----------      -----------

Other comprehensive income (loss):
     Foreign currency translation
       adjustments                                  (16,446)         (63,699)         (31,969)             378

     Unrealized gains (loss) on investments           6,968            3,942           13,123         (143,734)
                                                -----------      -----------      -----------      -----------

Other comprehensive loss                             (9,478)         (59,757)         (18,846)        (143,356)
                                                -----------      -----------      -----------      -----------

Comprehensive income (loss)                     $   278,627      $(1,772,848)     $   135,430      $(4,077,954)
                                                ===========      ===========      ===========      ===========

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

(Q) NEW ACCOUNTING PRONOUNCEMENTS

    In December  2004,  the FASB issued  SFAS No. 123 (R),  SHARE BASED  PAYMENT
("SFAS 123(R)"). This statement replaces SFAS No.123, ACCOUNTING FOR STOCK BASED
COMPENSATION  and  supersedes  APB  No.  25,  ACCOUNTING  FOR  STOCK  ISSUED  TO
EMPLOYEES.  SFAS 123 (R) requires all stock based  compensation to be recognized as an  expense  in the  financial  statements  and that  such  cost be  measured according  to the  grant  date  fair  value of  stock  options  or other  equity instruments.  SFAS 123 (R) will become  effective  for the Company on January 1,
2006.  The Company is currently  evaluating the impact that the adoption of this statement will have on the Company's consolidated financial statements, although the  Company  expects  that there will be a  negative  impact on its  results of operations.

(R) RECLASSIFICATIONS

    Certain  reclassifications  have  been  made to  prior  year's  consolidated financial statements to conform to the current year's presentation.

(2) SEGMENT REPORTING

    The Company is  organized  in a single  operating  segment  for  purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers in the  following  geographical  areas for the three and six months  ended June 30,  2005 and June 30, 2004 and the  location  of  long-lived assets as of June 30, 2005 and December 31, 2004 are summarized as follows:

                          Three Months Ended June 30,     Six Months Ended June 30,
                             2005            2004           2005             2004
                             ----            ----           ----             ----

United States            $ 6,331,096     $ 3,888,657     $12,091,889     $ 6,502,730
Asia                       1,959,658       1,348,748       3,342,978       2,532,202
Oher international         1,204,833       1,245,732       2,452,756       2,707,003
                         -----------     -----------     -----------     -----------

      Total revenues     $ 9,495,587     $ 6,483,137     $17,887,623     $11,741,935
                         ===========     ===========     ===========     ===========

                                                             June 30,       December 31,
                                                               2005             2004
                                                            -----------     ------------

        Long-lived assets
          (includes all non-current assets):

        United States                                       $ 9,405,608     $ 9,929,214
        Asia                                                  1,229,304         950,387
        Other international                                     268,634         322,544
                                                            -----------     -----------

                             Total long-lived assets        $10,903,546     $11,202,145
                                                            ===========     ===========

(3)  STOCK REPURCHASE PROGRAM

     On October 25,  2001,  the Company  announced  that its Board of  Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding  common stock. The repurchases may be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management based on market  conditions.  During the quarter and six months ended
June 30, 2005,  the Company  purchased  22,500 and 147,500  shares of its common stock in open  market  purchases  for a total cost of $154,024  and  $1,067,119, respectively.  As of June 30,  2005,  the  Company  had  repurchased  a total of
424,600 shares for $2,781,894.

(4)  COMMITMENTS AND CONTINGENCIES

     The Company's only contractual  obligations relate to its operating leases.
The Company has an operating  lease  covering its primary  office  facility that expires in February, 2012. The Company also has several operating leases related to offices in foreign  countries.  The expiration  dates for these leases ranges from 2005 through  2012.  The  following is a schedule of future  minimum  lease payments for all operating leases as of June 30, 2005:

            2005....................................     $    746,967
            2006....................................        1,525,211
            2007....................................        1,340,057
            2008....................................        1,222,281
            2009....................................        1,255,913
            Thereafter..............................        3,000,385
                                                         ------------
                                                         $  9,090,814
                                                         ============

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
RISKS AND  UNCERTAINTIES,  AND THAT ACTUAL  RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  PROJECTED IN THE  FORWARD-LOOKING  STATEMENTS.  THE FOLLOWING  DISCUSSION
SHOULD BE READ TOGETHER WITH THE CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES TO
THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

       Our revenues for the second  quarter of 2005  increased 46% compared with the same period a year ago and 13% from the previous quarter. Revenues from both our resellers and our OEM partners increased in the quarter as compared with the first  quarter of 2005.  This  continued  growth on both a quarterly  sequential basis and year over year indicates  that we are  increasing our market  presence and that our resellers, OEM customers and end users value our products.

       However,  while our  revenues  increased  on a  quarter-over-quarter  and year-over-year basis, they still fell below our expectations. We believe that at least part of the  shortfall  from what we had  projected  was due to unexpected events at two of our OEM customers.  In the first quarter of 2005, CNT announced that it was being purchased by McDATA  Corporation.  This transaction  closed on the  last  day of our  second  quarter.  During  the  second  quarter  of  2005,
StorageTek  announced  that it was being  purchased  by Sun  Microsystems.  This transaction  has net yet closed.  In each  instance,  the  announcement  and the actual  or  planned  transaction  caused  a near  term  loss of focus at the OEM customer and our license revenues suffered.

       We  recorded a profit in the second  quarter.  Net income for the quarter was $0.3 million, or $0.01 per share,  compared with a net loss of $1.7 million, or $0.04 per share,  for the same period a year ago.  Operating  expenses in the second  quarter of 2004  included $0.6 million in legal fees related to a patent litigation  which  has  been  settled.  We  are  pleased  that  we  returned  to profitability,  but,  as a direct  result of the lower  than  expected  revenues discussed above, the level of profit fell below our expectations.

       We  continue  to  expect  that  revenues  from  our  VirtualTape  Library software,  both FalconStor- and  OEM-branded,  will grow at a higher rate in the second  half of 2005 than our other  products.  We also  continue to expect that revenues  from our iSCSI  products,  which have not yet been  significant,  will begin to increase this year.

       Deferred revenue at quarter end increased 13%,  compared with the balance at March 31,  2005,  and by 75%  compared  with the same  period a year ago.  We consider the continued growth of our deferred revenue as an important  indicator of the  success  of our  products.  We  believe  that  support  and  maintenance renewals,  which comprise the majority of our deferred revenue,  are expressions of  satisfaction  with our  products and our support  organization  from our end users.

       We  remain  pleased  with our  ability  to scale  our  business.  The 46%
increase in revenues  was  accomplished  with only a 13%  increase in  operating expenses from the same period last year.  Our gross margins  increased  from 78%
for the second quarter of 2004 to 82% in the second quarter this year.

       We continue to operate the business with the goal of long term growth. We believe  that our  ability to  continue  to refine  our  existing  products  and features and to introduce new products and features  will be the primary  driver of additional  growth among  existing  resellers,  OEMs and end users,  and will drive our  strategy to attempt to engage  additional  OEM partners and to expand the FalconStor product lines offered by these OEMs.

RESULTS OF OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 2004.

            Revenues for the three months ended June 30, 2005  increased  46% to
$9.5  million  compared  with $6.5  million for the three  months ended June 30,
2004.  Our  operating  expenses  increased  13% from $8.4  million for the three months  ended June 30, 2004 to $9.4  million for the three months ended June 30,
2005.  Net income for the three  months  ended  June 30,  2005 was $0.3  million compared  with a net loss of $1.7  million for the three  months  ended June 30,
2004.  The  increase in revenues was mainly due to an increase in (i) demand for our network  storage  solution  software  and (ii) sales from our OEM  partners.
Revenue  contribution from our OEM partners increased in absolute dollars and as a percentage of our total  revenue for the quarter ended June 30, 2005.  Revenue from resellers and  distributors  also increased in absolute  dollars.  Expenses increased in cost of maintenance,  software services and other revenue, software development,  and selling  and  marketing  to support our growth.  For the three months ended June 30, 2005,  we increased  the number of employees and continued
to  invest  in  our  infrastructure  by  purchasing   additional  computers  and
equipment.  We increased  the number of employees  from 189 employees as of June
30, 2004 to 261 employees as of June 30, 2005.

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

            Software  license  revenue  increased  35% from $4.9 million for the three months ended June 30, 2004 to $6.7 million for the three months ended June
30, 2005.  Increased market  acceptance and demand for our product and increased sales from our OEM partners were the primary drivers of the increase in software license revenue.  Software license revenue  increased from both our OEM partners and from our resellers.  Revenue from OEM partners  increased as a percentage of total revenue.  We expect our software  license  revenue to continue to grow and the percentage of future software  license revenue derived from our OEM partners to increase.

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

            Maintenance,  software  services and other revenues are comprised of software  maintenance and technical  support,  professional  services  primarily related to the implementation of our software,  engineering services,  and sales of computer  hardware.  Revenue derived from  maintenance and technical  support contracts is deferred and recognized  ratably over the  contractual  maintenance term. Professional services revenue is recognized in the period that the related services are performed.  Revenue from engineering  services is primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed.  In  the  second  quarter  of  2005,  we  had  a  limited  number  of transactions  in which we purchased  hardware and bundled this hardware with our software  and sold the  bundled  solution  to our  customer.  A  portion  of the contractual  fees is  recognized  as revenue  when the  hardware  or software is delivered to the  customer  based on the  relative  fair value of the  delivered element(s).  Maintenance,  software  services and other revenue increased 81% to
$2.8  million for the three months ended June 30, 2005 from $1.6 million for the three months ended June 30, 2004.

            The major  factor  behind  the  increase  in  maintenance,  software services  and other  revenue was an increase  in the number of  maintenance  and technical  support  contracts we sold. As we are in business  longer,  and as we license more software,  we expect these revenues will continue to increase.  The majority  of our  new  customers  purchase  maintenance  and  support  and  most customers  renew their  maintenance  and support after their  initial  contracts expire.  Maintenance  revenue  increased  from $1.0 million for the three months ended June 30, 2004 to $1.8  million for the three  months  ended June 30, 2005.
Growth in our professional  services sales,  which increased by $0.2 million for the three months ended June 30, 2005  compared  with the three months ended June
30,  2004,  also  contributed  to the  increase in software  services  and other revenues.  This  increase in  professional  services  revenue was related to the increase in our software license customers who elected to purchase  professional services.  Additionally,  our hardware sales increased from  approximately  $0.2 million for the three months ended June 30, 2004 to  approximately  $0.5 million for the three  months ended June 30,  2005.  This  increase was the result of an increase  in  demand  from  our  customers  for  bundled  solutions.  We  expect maintenance, software services and other revenues to continue to increase.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

         To remain  successful in the network storage  solutions market, we must continually  upgrade our  software by  enhancing  the  existing  features of our products and by adding new features and products.  We often evaluate  whether to develop these new offerings  in-house or whether we can achieve a greater return on investment by purchasing or licensing  software from third parties.  Based on our evaluations we have purchased or licensed  various software for resale since
2001.  As of June 30, 2005 and 2004,  we had $4.9 million of purchased  software licenses that are being  amortized over three years.  For the three months ended
June 30, 2005 and June 30,  2004,  we recorded  $0.2 million and $0.4 million of amortization related to these purchased software licenses, respectively. We will continue  to evaluate  third party  software  licenses  and may make  additional purchases, which would result in an increase in amortization expense.

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
Cost of maintenance, software services and other revenues also includes the cost of hardware  purchased that was resold.  Cost of maintenance,  software services and other  revenues for the three months ended June 30, 2005 increased by 48% to
$1.5  million  compared  with $1.0  million for the three  months ended June 30,
2004. The increase in cost of maintenance,  software  services and other revenue was  principally  due to an increase in personnel.  As a result of our increased sales of  maintenance  and  support  contracts  and  professional  services,  we required a higher  number of  employees  to  provide  technical  support  and to implement our software. Additionally, due to the increase in hardware sales, our associated hardware costs increased from $0.2 million for the three months ended
June 30, 2004 to $0.3 million for the three  months  ended Junes 30,  2005.  Our cost of maintenance,  software  services and other revenue will continue to grow in absolute dollars as our revenue increases.

         Gross  profit for the three months ended June 30, 2005 was $7.8 million or 82% of revenue  compared  to $5.1  million  or 78% of  revenue  for the three months  ended June 30,  2004.  The increase in gross profit and gross margin was directly  related to the  increase  in  revenues.  Additionally,  the  increased percentage of revenue from our OEM partners contributed to the increase in gross margins since revenues from our OEM partners have higher gross margins.

SOFTWARE DEVELOPMENT COSTS

         Software  development  costs consist  primarily of personnel  costs for product  development  personnel  and other  related  costs  associated  with the
development  of  new  products,   enhancements  to  existing  products,  quality
assurance and testing.  Software development costs increased 27% to $2.8 million for the three  months ended June 30, 2005 from $2.2 million for the three months ended June 30, 2004.  The increase in software  development  costs was primarily due to an increase in  employees  required to enhance and test our core  network storage  software  product,  as well as to develop new  innovative  features and options. In addition, we required additional employees to test and integrate our software with our OEM partners'  products.  We intend to continue recruiting and hiring product development personnel to support our development process.

SELLING AND MARKETING

         Selling and marketing expenses consist primarily of sales and marketing personnel  and  related  costs,  travel,  public  relations  expense,  marketing literature  and  promotions,  commissions,  trade show  expenses,  and the costs associated  with our  foreign  sales  offices.  Selling and  marketing  expenses increased 17% to $4.0 million for the three months ended June 30, 2005 from $3.4 million for the three months ended June 30, 2004. As a result of the increase in revenue and interest in our software, our commission expense and travel expenses increased.  We believe that to continue to grow sales,  our sales and  marketing expenses will continue to increase.

GENERAL AND ADMINISTRATIVE

         General and  administrative  expenses  consist  primarily  of personnel costs of general and  administrative  functions,  public company  related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs.  General and administrative  expenses decreased 26% to
$1.0  million for the three months ended June 30, 2005 from $1.4 million for the three  months ended June 30,  2004.  The decrease in general and  administrative expenses was primarily due to a decrease in legal expenses. For the three months ended June 30,  2004,  we had $0.6  million in legal  expenses  attributable  to litigation  relating  to alleged  patent  infringement.  This  decrease in legal expenses  was offset by an increase  in  professional  services of $0.1  million associated with our compliance with the provisions of the  Sarbanes-Oxley Act of
2002.

INTEREST AND OTHER INCOME

         We invest our cash,  cash  equivalents  and  marketable  securities  in government securities and other low risk investments.  Interest and other income remained consistent at $0.2 million.

INCOME TAXES

         For the  three  months ended June 30, 2005,  our  provision  for income taxes  consists of U.S.  and  foreign  taxes in amounts  necessary  to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended June 30, 2004, we did not record a tax benefit  associated  with the pre-tax loss incurred for the period due primarily to the  uncertainty  of  recoverability  of the  related  deferred  tax  assets.
Accordingly, we provided a full valuation allowance against our net deferred tax assets.

RESULTS OF  OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2005  COMPARED TO THE
SIX MONTHS ENDED JUNE 30, 2004.

REVENUES

            Revenues  for the six months  ended June 30, 2005  increased  52% to
$17.9  million  compared  with $11.7  million for the six months  ended June 30,
2004. Our operating expenses increased 13% from $16.1 million for the six months ended June 30, 2004 to $18.1 million for the six months ended June 30, 2005. Net income for the six months ended June 30, 2005 was $0.2 million  compared  with a net loss of $3.9 million for the six months ended June 30, 2004. The increase in revenues  was mainly due to an increase  in (i) demand for our  network  storage solution  software and (ii) sales from our OEM  partners.  Revenue  contribution from our OEM partners  increased in absolute  dollars and as a percentage of our total revenue for the six months ended June 30, 2005. Revenue from resellers and distributors also increased in absolute dollars.  Expenses  increased in cost of maintenance,  software  services and other revenue,  software  development,  and selling and  marketing to support our growth.  For the six months ended June 30,
2005,  we  increased  the number of  employees  and  continued  to invest in our infrastructure by purchasing  additional  computers and equipment.  We increased the number of employees  from 189 employees as of June 30, 2004 to 261 employees as of June 30, 2005.

SOFTWARE LICENSE REVENUE

            Software license revenue increased 53% from $8.5 million for the six months  ended June 30, 2004 to $12.9  million for the six months  ended June 30,
2005.  Increased market acceptance and demand for our product and the ramp up in sales from OEM  partners  were the primary  drivers of the  increase in software license revenue.  Software license revenue  increased from both our OEM partners and from our resellers.  Revenue from our OEM partners increased as a percentage of total revenue. We expect software license revenue to continue to grow and the percentage of software license revenue derived from OEM partners to increase.

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

            Maintenance,  software  services and other revenue  increased 51% to
$5.0 million for the six months ended June 30, 2005  compared  with $3.3 million for the six months ended June 30, 2004.  The primary  reason for the increase in maintenance,  software  services and other revenue was an increase in the number of our  maintenance  and  technical  support  contracts.  As we are in  business longer, and as we license more software,  we expect these revenues will continue to increase.  The majority of our new customers purchase maintenance and support and most  customers  renew their  maintenance  and support  after their  initial contracts  expire.  Maintenance  revenue increased from $1.9 million for the six months  ended June 30, 2004 to $3.3  million  for the six months  ended June 30,
2005.  Growth in our hardware  sales,  which increased from $0.7 million for the six months ended June 30, 2004 to $0.9 million for the six months ended June 30,
2005, also contributed to the increase in software  services and other revenues.
This  increase  was the result of an increase in demand from our  customers  for bundled solutions.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

         Amortization of purchased and capitalized  software decreased from $0.8 million  for the six months  ended  June 30,  2004 to $0.4  million  for the six months ended June 30, 2005. The decrease in amortization expense was due to some of the purchased software licenses being fully amortized as of June 30, 2005. We will continue to evaluate third party software  licenses and may make additional
purchases,   which  would  result  in  an  increase  in  amortization   expense.
Amortization  of capitalized  software costs was $7,881 for the six months ended
June 30, 2004.  Capitalized software costs were fully amortized as of the end of the first quarter of 2004.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

         Cost of maintenance,  software  services and other revenues for the six months ended June 30, 2005  increased by 42% to $2.8 million  compared with $2.0 million  for the six  months  ended  June  30,  2004.  The  increase  in cost of maintenance,  software  services and other  revenues was  principally  due to an increase in personnel.  As a result of our increased  sales of  maintenance  and support contracts, we required a higher number of employees to provide technical support.  Our cost of  maintenance,  software  services  and other  revenue will continue to grow in absolute dollars as our revenue increases.

            Gross  profit  for the six  months  ended  June 30,  2005 was  $14.7 million or 82% of revenues compared with $8.9 million or 76% of revenues for the six months  ended June 30,  2004.  The increase in gross profit and gross margin was directly  related to the increase in revenues.  Additionally,  the increased percentage of revenue from our OEM partners contributed to the increase in gross margin since revenues from our OEM partners have higher gross margins.

SOFTWARE DEVELOPMENT COSTS

         Software  development  costs  increased 25% to $5.4 million for the six months ended June 30, 2005  compared  with $4.3 million for the six months ended
June 30, 2004. The increase in software  development  costs was mainly due to an increase in  employees  required to enhance  and test our core  network  storage software product,  as well as to develop new innovative features and options. In addition,  we required  additional  employees to test and integrate our software with our OEM partners'  products.  We intend to continue  recruiting  and hiring product development personnel to support our development process.

SELLING AND MARKETING

         Selling and  marketing  expenses  increased 11% to $7.5 million for the six months  ended June 30, 2005 from $6.7  million for the six months ended June
30, 2004.  This increase in selling and marketing  expenses was partially due to increased  commission  expense,  which is  directly  related to our  increase in revenues.  Additionally,  salary related expenses  increased as we increased our headcount to support our revenue growth.

GENERAL AND ADMINISTRATIVE

         General and  administrative  expenses  decreased 9% to $2.0 million for the six months  ended June 30, 2005 from $2.2  million for the six months  ended
June 30, 2004. The decrease in general and administrative expenses was primarily due to a decrease in legal  expenses.  For the six months ended June 30, 2004 we had $0.6 million in legal expenses attributable to litigation related to alleged patent  infringement.  This decrease in legal expenses was offset by an increase in professional services of $0.3 million associated with our compliance with the provisions of the Sarbanes-Oxley Act of 2002.

INTEREST AND OTHER INCOME

         We invest our cash,  cash  equivalents  and  marketable  securities  in government securities and other low risk investments.  Interest and other income remained consistent at $0.4 million.

INCOME TAXES

         For the six months ended June 30, 2005,  our provision for income taxes consists of U.S.  and  foreign  income  taxes  provided  at the  effective  rate expected for the full year. Our effective rate for the six months ended June 30,
2005  differs  from  the  U.S.  Federal  statutory  rate  primarily  due  to the availability of net operating losses to offset a substantial portion of our U.S.
taxable income. We did not record a tax benefit associated with the pre-tax loss incurred  for  the  six  months  ended  June  30,  2004,  due  primarily  to the uncertainty of recoverability  of the related deferred tax assets.  Accordingly, we provided a full valuation  allowance against our net deferred tax assets.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In December 2004, the Financial  Accounting Standards Board ("FASB")
issued Statement of Accounting  Financial  Standards ("SFAS") No. 123 (R), SHARE
BASED PAYMENT ("SFAS 123(R)").  This statement replaces SFAS No.123,  ACCOUNTING
FOR STOCK BASED  COMPENSATION  and supersedes  APB No. 25,  ACCOUNTING FOR STOCK
ISSUED TO EMPLOYEES.  SFAS 123 (R) requires all stock based  compensation  to be recognized  as an  expense  in the  financial  statements  and that such cost be measured  according  to the grant date fair value of the stock  options or other equity  instruments.  SFAS 123 (R) will  become  effective  for the  Company  on

January 1, 2006.  We are  currently  evaluating  the impact that the adoption of this statement will have on our consolidated  financial statements,  although we expect that there will be a negative impact on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Our total cash and cash equivalents and marketable  securities  balance as June 30, 2005  increased by $0.3 million  compared to December 31, 2004.  Our cash and cash  equivalents  totaled  $15.8  million  and  marketable  securities totaled  $18.4  million  at  June  30,  2005.  As  of  June  30,  2004,  we  had
approximately  $12.5 million in cash and cash  equivalents  and $22.2 million in marketable securities.

         For the six  months  ended June 30,  2005 we  generated  positive  cash flows.  We continued to invest in our  infrastructure  to support our  long-term growth  during  the six months  ended  June 30,  2005.  We made  investments  in property  and  equipment  and we increased  the number of  employees  during the second  quarter  of 2005.  As we  continue  to grow,  we will  continue  to make investments  in property and equipment and will need to continue to increase our headcount.

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

         In October 2001, our Board of Directors authorized the repurchase of up to two million  shares of our  outstanding  common  stock.  Since  October 2001,
424,600  shares have been  repurchased  at an aggregate  purchase  price of $2.8 million.  During the second quarter of 2005,  22,500 shares were purchased at an aggregate purchase price of $0.2 million.

         Net cash provided by operating  activities totaled $2.0 million for the six  months  ended  June 30,  2005,  compared  with net cash  used in  operating activities  of $0.7 million for the six months ended June 30, 2004.  This change was  primarily  due to our net income of $0.2  million for the six months  ended
June 30, 2005, compared with a net loss of $3.9 million for the six months ended
June 30, 2004.  Net cash  provided by operating  activities  of $2.0 million was primarily  derived from  increases in deferred  revenue of $1.5  million.  These amounts were partially offset by net increases in accounts  receivable,  prepaid expenses  and other  currents  assets  and  accrued  expenses.  The cash used in operating activities for the six months ended June 30, 2004 was mainly comprised of our net loss of $3.9  million,  and  increases  in  accounts  receivable  and prepaid expenses,  offset by increases in accounts payable, accrued expenses and deferred revenue of $2.3 million in the aggregate.

         Net cash used in  investing  activities  was $1.4  million  for the six months ended June 30, 2005, due primarily to net sales of marketable  securities of $0.1 million and  purchases of property and  equipment of $1.4  million.  Net cash provided by investing  activities was $4.5 million for the six months ended
June 30, 2004,  due  primarily  to net sales of  marketable  securities  of $5.9 million. This amount was partially offset by purchases of property and equipment of $1.2 million and purchases of software licenses and intangible assets of $0.1 million.

         Net cash used in  financing  activities  was $0.3  million  for the six months  ended June 30,  2005.  We received  proceeds  from the exercise of stock options of $0.8 million and we made  payments of $1.1 million for the six months ended June 30, 2005 to acquire  treasury  stock.  Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2004.  This amount was  primarily  related to proceeds  from the exercise of stock  options of $0.5 million partially offset by payments to acquire treasury stock of $0.3 million.

         We currently do not have any debt and our only material commitments are related to our office  leases.  We have an operating  lease covering our primary office facility that expires in February,  2012. We also have several  operating leases related to offices in foreign  countries.  The expiration dates for these leases  range  from  2004  through  2012.  Refer  to Note 4 of the  notes to our unaudited condensed consolidated financial statements.

         We believe  that our  current  balance of cash,  cash  equivalents  and
marketable  securities,   and  expected  cash  flows  from  operations  will  be
sufficient to meet our cash requirements for at least the next twelve months.

                                  RISK FACTORS

WE HAVE HAD A  HISTORY  OF NET  LOSSES  AND MAY NOT BE ABLE TO  RETURN  TO OR TO
MAINTAIN PROFITABILITY.

         For the second  quarter of 2005,  we had a net profit of $0.3  million.
This is only the second profitable quarter in our history. Other than the second quarter of 2005 and the fourth quarter of 2004, we have had a history of losses, including  the full year ended  December 31, 2004, in which we had a net loss of
$5.9 million. Our business model depends upon signing agreements with additional
OEM customers,  further developing our reseller sales channel, and expanding our sales force. Any difficulty in obtaining these OEM and reseller  customers or in attracting  qualified  sales  personnel  will  hinder our  ability  to  generate additional revenues and achieve or maintain profitability.

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

WE ARE DEPENDENT ON CERTAIN KEY CUSTOMERS.

         We tend to have one or more  customers  account  for 10% or more of our revenues during each fiscal  quarter.  For the three months ended June 30, 2005, we had two customers that together  accounted for 27% of our revenues.  While we believe  that we will  continue  to  receive  revenue  from these  clients,  our agreements  typically give  customers the ability to terminate the  relationship upon 90 days notice. If our contracts with these partners are terminated,  or if the volume of sales from these clients  significantly  declines, it would have a material adverse effect on our operating results.

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

CONSOLIDATION   IN  THE  NETWORK  STORAGE  INDUSTRY  COULD  HURT  OUR  STRATEGIC
RELATIONSHIPS

         In the  past  several  months,  two  companies  with  whom we have  OEM relationships have been acquired or have announced plans to be acquired by other companies.  If an OEM customer is acquired,  the new parent might choose to stop offering solutions  containing our software.  Even if the solutions continued to be offered,  there might be a loss of focus and sales  momentum as the companies are integrated.

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

OUR STOCK PRICE MAY BE VOLATILE

         The market price of our common stock has been  volatile in the past and may be volatile in the future. For example,  during the past twelve months ended
June 30,  2005,  the closing  market  price of our common stock as quoted on the
NASDAQ National  Market System  fluctuated  between $5.13 and $9.67.  The market price  of our  common  stock  may be  significantly  affected  by the  following factors:

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

OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY IMPACTED BY THE REQUIREMENT THAT WE
RECOGNIZE THE FAIR VALUE OF STOCK OPTIONS GRANTED AS AN EXPENSE.

         The  Financial   Accounting   Standards  Board  ("FASB")  has  required
companies to  recognize  the fair value of stock  options and other  stock-based
compensation  to  employees  as   compensation   expense  in  the  statement  of
operations.  In  accordance  with SEC rules,  we must  implement  the FASB rules effective in the first quarter of 2006.  While it is too early to tell the exact impact of this  requirement,  there will be a negative  impact on our results of operations.

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING  OPTIONS AND WARRANTS,  THE EXERCISE
OF WHICH WOULD DILUTE THE THEN-EXISTING  STOCKHOLDERS'  PERCENTAGE  OWNERSHIP OF
OUR COMMON STOCK.

         As of June  30,  2005,  we had  outstanding  options  and  warrants  to purchase an  aggregate  of  10,975,391  shares of our common stock at a weighted average  exercise price of $5.17 per share. We also have 1,357,219 shares of our common stock  reserved for issuance under our stock option plans with respect to options that have not been granted.

         The  exercise  of all of the  outstanding  options and  warrants  would dilute the then-existing stockholders' percentage ownership of common stock, and any sales in the public  market of the common stock  issuable upon such exercise could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which we would be able to obtain  additional equity capital could be adversely  affected because the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood,  be able to obtain any needed  capital on terms more  favorable  than those provided by such securities.

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

         We  were  already  subject  to  one  action,  which  alleged  that  our technology  infringed on patents  held by a third  party.  While we settled this litigation,  the  litigation  was expensive and diverted  management's  time and attention. Any additional litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert  management's  time and attention  and  might  subject  us  to  significant  liability  for  damages  or invalidate our intellectual property rights. Any potential intellectual property litigation against us could force us to take specific actions, including:

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

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS. Our return on our investments in cash, cash equivalents and marketable  securities  is subject to interest rate risks.  We regularly  assess these risks and have established  policies and business  practices to manage the market risk of our  marketable  securities.  If interest rates were to change by
10% from the levels at June 30, 2005, the effect on our financial  results would be insignificant.

FOREIGN  CURRENCY  RISK.  We have  several  offices  outside the United  States.
Accordingly,  we are  subject to  exposure  from  adverse  movements  in foreign
currency   exchange  rates.  The  effect  of  foreign  currency   exchange  rate
fluctuations  have not been material  since our inception.  If foreign  currency exchange  rates  were to change by 10% from the  levels  at June 30,  2005,  the effect on our other comprehensive  income would be insignificant.  We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 4.     CONTROLS AND PROCEDURES

Under the supervision and with the  participation  of our management,  including our  principal  executive  officer  and  principal  financial  officer,  we have evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and procedures as of the end of the period covered by this report, and, based on  their  evaluation,  our  principal  executive  officer  and  principal financial  officer  have  concluded  that  these  controls  and  procedures  are effective.  No  changes  in  the  Company's  internal  controls  over  financial reporting  occurred during the quarter ended June 30, 2005, that have materially affected,  or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of common stock repurchased during the quarter ended June 30, 2005:

                                                           TOTAL NUMBER OF         MAXIMUM NUMBER
                                                          SHARES PURCHASED       OF SHARES THAT MAY
                   TOTAL NUMBER OF     AVERAGE PRICE     AS PART OF PUBLICLY      YET BE PURCHASED
                   SHARES PURCHASED    PAID PER SHARE      ANNOUNCED PLAN          UNDER THE PLAN

June, 2005             22,500             $6.85                22,500                1,575,400

   Total               22,500             $6.85                22,500                1,575,400

The Company's Board of Directors approved a program, effective October 24, 2001, to  repurchase  up to two million  shares of the  Company's  common  stock.  The program has no expiration date.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 10, 2005.  45,314,028 shares of Common Stock,  95% of the  outstanding  shares,  were  represented  in person or by proxy.

Steven R.  Fischer  was elected to serve as a director of the Company for a term expiring in 2008 with 45,187,608 shares voted in favor,  126,420 shares withheld and 0 broker non-votes.

Alan W.  Kaufman  was  elected to serve as a director  of the Company for a term expiring in 2008 with 45,183,208 shares voted in favor,  130,820 shares withheld and 0 broker non-votes.

The  selection  of KPMG  LLP as  independent  accountants  for the  Company  was ratified with  45,176,918  shares voted in favor,  12,305 shares voted  against,
24,805 shares abstained and 0 broker non-votes.

ITEM 5.     OTHER INFORMATION

During the second  quarter of 2005,  the annual  cash  compensation  for each of
Wayne Lam, James Weber and Bernard Wu, all of whom are executive officers of the
Company,  was increased to $190,000.  None of such individuals has an employment agreement with the Company.

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

                           FALCONSTOR SOFTWARE, INC.

                           /s/ James Weber
                           -----------------------------------
                           James Weber
                           Chief Financial Officer, Vice President and Treasurer
                           (Chief Accounting Officer)

August 8, 2005

