Form 10-Q
period 2005-09-30
FALCONSTOR SOFTWARE INC
filed 2005-11-08
CIK 922521

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934
     For the quarterly period ended   September 30, 2005
                                   ---------------------------------------------

/_/  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from to                  to
                                       ----------------    ---------------------

                         COMMISSION FILE NUMBER 0-23970

                           FALCONSTOR SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                   77-0216135

     (State of Incorporation)               (I.R.S. Employer Identification No.)

         2 HUNTINGTON QUADRANGLE

           MELVILLE, NEW YORK                          11747

 (Address of principal executive offices)            (Zip code)

         Registrant's telephone number,including area code: 631-777-5188

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

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act). Yes No v

     The number of shares of Common Stock issued and  outstanding  as of October
26, 2005 was 48,219,098 and 47,719,498, which includes redeemable common shares.

                         FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                         FORM 10-Q

                                           INDEX

                                                                                      Page

PART I.  Financial Information                                                          3

Item 1.  Consolidated Financial Statements                                              3

         Consolidated Balance Sheets at September 30, 2005
                  (unaudited) and December 31, 2004                                     3

         Unaudited Condensed Consolidated Statements of Operations for the
                  three and nine months ended September 30, 2005 and 2004               4

         Unaudited Condensed Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 2005 and 2004                              5

         Notes to the Unaudited Condensed Consolidated
                  Financial Statements                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             13

Item 3.  Qualitative and Quantitative Disclosures about Market Risk                     28

Item 4.  Controls and Procedures                                                        28

PART II. Other Information                                                              29

Item 1.  Legal Proceedings                                                              29

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    29

Item 5.  Other Information                                                              29

Item 6.  Exhibits                                                                       29

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                             FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                             September 30, 2005   December 31, 2004
                                                                                             ------------------   -----------------
                                      ASSETS                                                     (Unaudited)
Current assets:
   Cash and cash equivalents ...............................................................   $ 16,388,518        $ 15,484,573
   Marketable securities ...................................................................     18,786,873          18,488,616
   Accounts receivable, net of allowances of $3,902,557 and
     $2,551,616, respectively ..............................................................     11,436,107          10,269,822
   Prepaid expenses and other current assets ...............................................        688,810             629,036
                                                                                               ------------        ------------

            Total current assets ...........................................................     47,300,308          44,872,047

Property and equipment, net of accumulated depreciation of $6,478,466 and
   $4,698,025, respectively ................................................................      5,208,574           4,662,269
Goodwill ...................................................................................      3,512,796           3,512,796
Other intangible assets, net ...............................................................        232,504             307,620
Other assets ...............................................................................      2,093,413           2,719,460
                                                                                               ------------        ------------

            Total assets ...................................................................   $ 58,347,595        $ 56,074,192
                                                                                               ============        ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ........................................................................   $  1,317,709        $    821,433
   Accrued expenses ........................................................................      3,218,653           3,501,034
   Deferred revenue ........................................................................      5,731,717           4,097,279
                                                                                               ------------        ------------
              Total current liabilities ....................................................     10,268,079           8,419,746

Deferred revenue ...........................................................................      1,854,303           1,290,496
                                                                                               ------------        ------------

              Total liabilities ............................................................     12,122,382           9,710,242

Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock - $.001 par value, 2,000,000 shares authorized ..............           --                  --
   Common stock - $.001 par value, 100,000,000 shares authorized,
      48,219,098 and 47,768,755 shares issued, respectively and 47,719,498
      and 47,491,655 shares outstanding, respectively ......................................         48,219              47,769
   Additional paid-in capital ..............................................................     86,349,501          85,400,740
   Accumulated deficit .....................................................................    (36,315,281)        (36,952,436)
   Common stock held in treasury, at cost (499,600 and 277,100 shares,
      respectively) ........................................................................     (3,258,406)         (1,714,775)
   Accumulated other comprehensive loss ....................................................       (598,820)           (417,348)
                                                                                               ------------        ------------

            Total stockholders' equity .....................................................     46,225,213          46,363,950
                                                                                               ------------        ------------
            Total liabilities and stockholders' equity .....................................   $ 58,347,595        $ 56,074,192
                                                                                               ============        ============

                               See accompanying notes to unaudited consolidated financial statements.

                                             FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                  --------------------------------   -------------------------------
                                                                         2005             2004            2005            2004
                                                                    ------------    ------------     ------------    ------------
Revenues:
Software license revenue .........................................  $  7,007,075    $  5,430,010     $ 19,940,026    $ 13,893,339
Maintenance revenue ..............................................     1,972,037       1,332,179        5,293,478       3,197,234
Software services and other revenue ..............................     1,077,553         707,810        2,710,784       2,121,361
                                                                    ------------    ------------     ------------    ------------
                                                                      10,056,665       7,469,999       27,944,288      19,211,934
                                                                    ------------    ------------     ------------    ------------

Operating expenses:
   Amortization of purchased and capitalized software.............       189,472         347,027          605,472       1,171,325
   Cost of maintenance, software services and other revenue.......     1,666,459       1,112,662        4,462,542       3,080,622
   Software development costs ....................................     3,007,337       2,271,437        8,438,473       6,612,280
   Selling and marketing .........................................     3,814,540       3,532,531       11,298,883      10,247,147
   General and administrative ....................................     1,103,778       1,358,833        3,121,089       3,566,885
   Litigation settlement .........................................          --         1,300,000             --         1,300,000
                                                                    ------------    ------------     ------------    ------------
                                                                       9,781,586       9,922,490       27,926,459      25,978,259
                                                                    ------------    ------------     ------------    ------------
           Operating income (loss) ...............................       275,079      (2,452,491)          17,829      (6,766,325)
                                                                    ------------    ------------     ------------    ------------

Interest and other income ........................................       245,218         162,146          668,713         553,923
                                                                    ------------    ------------     ------------    ------------

         Income (loss) before income taxes .......................       520,297      (2,290,345)         686,542      (6,212,402)

Provision for income taxes .......................................        37,418           2,738           49,387          15,279
                                                                    ------------    ------------     ------------    ------------

         Net income (loss) .......................................  $    482,879    $ (2,293,083)    $    637,155    $ (6,227,681)
                                                                    ------------    ------------     ------------    ------------

Basic net income (loss) per share ................................  $       0.01    $      (0.05)    $       0.01    $      (0.13)
                                                                    ============    ============     ============    ============

Diluted net income (loss) per share ..............................  $       0.01    $      (0.05)    $       0.01    $      (0.13)
                                                                    ============    ============     ============    ============

Weighted average basic shares
   outstanding ...................................................    47,720,496      47,054,294       47,615,182      46,852,779
                                                                    ============    ============     ============    ============

Weighted average diluted shares
   outstanding ...................................................    50,531,012      47,054,294       50,715,162      46,852,779
                                                                    ============    ============     ============    ============

                               See accompanying notes to unaudited consolidated financial statements.

                                             FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                       2005            2004
                                                                                 ------------     ------------
Cash flows from operating activities:
   Net income (loss) ........................................................    $    637,155     $ (6,227,681)
      Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
         Depreciation and amortization ......................................       2,560,186        2,813,772
         Non-cash professional services .....................................         (89,765)          23,738
         Equity-based compensation expense ..................................            --              7,969
          Provision for returns and doubtful accounts .......................       2,825,430        2,268,067
      Changes in operating assets and liabilities:
         Accounts receivable, net ...........................................      (3,991,715)      (3,875,073)
         Prepaid expenses and other current assets ..........................         (59,774)         254,412
         Other assets .......................................................         128,575          (18,543)
         Accounts payable ...................................................         496,276          515,387
         Accrued expenses ...................................................        (282,381)         490,981
         Deferred revenue ...................................................       2,198,245        1,616,871
                                                                                 ------------     ------------
            Net cash provided by (used in) operating activities .............       4,422,232       (2,130,100)
                                                                                 ------------     ------------
Cash flows from investing activities:
   Sale of marketable securities ............................................      44,853,759       30,053,292
   Purchase of marketable securities ........................................     (45,164,822)     (20,963,131)
   Purchase of property and equipment .......................................      (2,326,747)      (1,827,752)
   Purchase of software licenses ............................................        (108,000)         (50,000)
   Purchase of intangible assets ............................................         (99,156)        (101,875)
   Security deposits ........................................................            --             (4,501)
   Net cash paid for acquisition of IP Metrics ..............................            --           (146,155)
                                                                                 ------------     ------------

      Net cash (used in) provided by investing activities ...................      (2,844,966)       6,959,878
                                                                                 ------------     ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options ..................................       1,038,976          942,771
   Payments to acquire treasury stock .......................................      (1,543,631)        (279,645)
                                                                                 ------------     ------------

      Net cash (used in) provided by financing activities ...................        (504,655)         663,126
                                                                                 ------------     ------------

Effect of exchange rate changes on cash and cash equivalents ................        (168,666)         (69,361)
                                                                                 ------------     ------------

Net increase in cash and cash equivalents ...................................         903,945        5,423,543

Cash and cash equivalents, beginning of period ..............................      15,484,573        8,486,144
                                                                                 ------------     ------------

Cash and cash equivalents, end of period ....................................    $ 16,388,518     $ 13,909,687
                                                                                 ============     ============

Cash paid for income taxes ..................................................    $      6,320     $        321
                                                                                 ============     ============

The Company did not pay any interest expense for the nine months ended September 30, 2005 and 2004.

See accompanying notes to unaudited condensed consolidated financial statements.

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

(C)  UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim  consolidated  financial statements of the Company as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004,  included  herein have been prepared,  without audit,  pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain
information  and note  disclosures  normally  included in  financial  statements prepared in accordance  with  accounting  principles  generally  accepted in the
United States of America have been  condensed or omitted  pursuant to such rules and regulations relating to interim financial statements.

      In the opinion of management, the accompanying unaudited interim condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2005,  and the results of its operations for the three and nine months ended September 30, 2005 and 2004.

(D)  CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Company considers all highly liquid  investments with a maturity of three months or less when purchased to be cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$11.3  million and $10.9  million at  September  30, 2005 and December 31, 2004, respectively.  Marketable securities at September 30, 2005 and December 31, 2004 amounted to $18.8  million and $18.5  million,  respectively,  and  consisted of corporate bonds and government securities, which are classified as available for sale, and accordingly,  unrealized gains and losses on marketable securities are
reflected  as  a  component  of   accumulated   other   comprehensive   loss  in
stockholders' equity.

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

     For the  quarters  ended  September  30,  2005 and 2004,  the Company had a limited number of transactions  in which it purchased  hardware and bundled this hardware  with the  Company's  software  and sold the  bundled  solution  to its customer.  Since the  software is not  essential  for the  functionality  of the equipment included in the Company's bundled solutions, and both the hardware and software  have stand alone value to the customer,  a portion of the  contractual fees is recognized  as revenue when the software or hardware is delivered  based on the relative fair value of the delivered element(s).

     For the  three  months  ended  September  30,  2005,  the  Company  had two customers  that  together  accounted  for 33% of revenues and one customer  that accounted for 14% of the accounts receivable balance at September 30, 2005.

(F)   PROPERTY AND EQUIPMENT

     Property and  equipment  are recorded at cost.  Depreciation  is recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years). Depreciation expense was $615,861 and $511,192 for the three months ended September 30, 2005 and 2004,  respectively,  and $1,780,441 and $1,479,227 for the nine months ended September 30, 2005 and 2004,  respectively.  Leasehold improvements  are  amortized  on a  straight-line  basis  over  the  term of the respective leases or over their estimated useful lives, whichever is shorter.

(G)   GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill  represents  the excess of the purchase  price over the  estimated fair value of net  tangible  and  identifiable  intangible  assets  acquired  in
business  combinations.   Consistent  with  Statement  of  Financial  Accounting
Standards  ("SFAS") 142, GOODWILL AND OTHER INTANGIBLE  ASSETS,  the Company has
not  amortized  goodwill  related to its  acquisitions,  but instead  tested the balance for impairment.  The Company's annual impairment assessment is performed as of  December  31st of each year,  and at other  times if events or changes in circumstances  indicate  that it is more  likely  than  not  that  the  asset is impaired.  Identifiable intangible assets are amortized over a three-year period using the straight-line method. Amortization expense was $46,162 and $57,308 for the three months ended September 30, 2005 and 2004,  respectively,  and $174,273
and  $163,220  for  the  nine  months  ended   September   30,  2005  and  2004,
respectively.  The gross carrying amount and  accumulated  amortization of other intangible assets as of September 30, 2005 and December 31, 2004 are as follows:

                                                      September 30, December 31,
                                                          2005         2004
     Customer relationships and purchased technology:  ---------    ---------

     Gross carrying amount                             $ 216,850    $ 216,850
     Accumulated amortization                           (216,850)    (180,708)
                                                       ---------    ---------
     Net carrying amount                               $    --      $  36,142
                                                       =========    =========

     Patents:

     Gross carrying amount                             $ 622,780    $ 523,623
     Accumulated amortization                           (390,276)    (252,145)
                                                       ---------    ---------
     Net carrying amount                               $ 232,504    $ 271,478
                                                       =========    =========

(H)  SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

     Costs  associated  with  the  development  of  new  software  products  and enhancements  to existing  software  products  are  expensed  as incurred  until technological  feasibility  of the  product has been  established.  Based on the

Company's product development process,  technological feasibility is established upon completion of a working model.  The Company did not capitalize any software development costs until its initial product reached technological feasibility at the end of March 2001. Until such product was released,  the Company capitalized
$94,570 of software  development  costs.  Software  development costs were fully amortized as of the first quarter of 2004.  Amortization of software development costs is recorded at the greater of straight  line over three years or the ratio of current  revenue of the  related  products to total  current and  anticipated future revenue of these products.

     Purchased   software   technology  of  $548,333  and  $1,045,806,   net  of
accumulated  amortization  of $4,470,667  and  $3,865,194,  is included in other assets in the balance  sheets as of  September  30, 2005 and  December 31, 2004, respectively.  Amortization  expense was  $189,472  and  $347,027  for the three months  ended  September  30,  2005 and 2004,  respectively,  and  $605,472  and
$1,163,444 for the nine months ended September 30, 2005 and 2004,  respectively.
Amortization of purchased software  technology is recorded at the greater of the straight line basis over the products  estimated  remaining life or the ratio of current period revenue of the related  products to total current and anticipated future revenue of these products.

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

                                                                       Three Months Ended                   Nine Months Ended
                                                                          September 30,                        September 30,
                                                                     2005              2004               2005              2004
                                                                     ----              ----               ----              ----

Net Income (loss) as reported                                 $    482,879       $ (2,293,083)      $    637,155       $ (6,227,681)

Add stock-based employee compensation expense
included  in reported net income, net of tax                          --                 --                 --                7,969

Deduct total stock-based employee compensation
expense determined under fair-value-based method
for all awards, net of tax                                      (2,508,463)        (2,451,647)        (7,321,788)        (7,538,144)
                                                              ------------       ------------       ------------       ------------
Net loss - pro forma                                          $ (2,025,584)      $ (4,744,730)      $ (6,684,633)      $(13,757,856)
                                                              ============       ============       ============       ============

Basic and diluted net income (loss) per common
share-as  reported                                            $        .01       $       (.05)      $        .01       $       (.13)

Basic and diluted net loss per common share-pro
forma                                                         $       (.04)      $       (.10)      $       (.14)      $       (.29)

     Due to the pro-forma  net loss in all periods,  diluted net loss per common share is equal to basic net loss per common share on a pro-forma basis.

     The per share  weighted  average  fair value of stock  options  granted was
$5.95 for the three months ended September 30, 2005. There were no stock options granted for the three months ended  September 30, 2004.  The per share  weighted average  fair value of stock  options  granted  was $6.94 and $5.38 for the nine months ended  September  30, 2005 and 2004,  respectively,  on the date of grant using the  Black-Scholes  option  pricing  method  with the  following  weighted average assumptions:

     2005--expected  dividend  yield of 0%,  risk  free  interest  rate of 3.5%, expected stock volatility  ranging from 151% to 166% and an expected option life of five years for options granted to employees of the Company;

     2004--  expected  dividend  yield of 0%, risk free  interest  rate of 3.0%, expected stock volatility  ranging from 116% to 160% and an expected option life of five years for options granted to employees of the Company.

(L)  FINANCIAL INSTRUMENTS

     As of  September  30, 2005 and  December  31,  2004,  the fair value of the
Company's financial  instruments  including cash and cash equivalents,  accounts receivable,  accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

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

(N)  EARNINGS PER SHARE (EPS)

     Basic EPS is computed  based on the  weighted  average  number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents. Due to net losses for the three and nine months ended September 30,
2004, all common stock equivalents were excluded from diluted net loss per share for these periods. As of September 30, 2005,  potentially  dilutive common stock equivalents  included  10,195,261 stock options outstanding and 750,000 warrants outstanding  (such  warrants  become  exercisable  only if  certain  performance targets are met by the grantee).

     The  following   represents  a   reconciliation   of  the   numerators  and
denominators of the basic and diluted earnings per share ("EPS") computation:

                                                 Three Months Ended September 30, 2005    Three Months Ended September 30, 2004
                                               Net Income        Shares       Per Share  Net Income        Shares        Per Share
                                               (Numerator)     (Denominator)    Amount   (Numerator)    (Denominator)      Amount
                                               -----------     -------------    ------   -----------    -------------      ------

Basic EPS                                     $   482,879      47,720,496     $   0.01  $(2,293,083)      47,054,294     $  (0.05)
                                                                              ========                                   ========
Effect of dilutive securities: Stock
   Options                                                      2,810,516
                                              -----------      ----------     --------  -----------       ----------     --------
Diluted EPS                                   $   482,879      50,531,012     $   0.01  $(2,293,083)      47,054,294     $  (0.05)
                                              ===========      ==========     ========  ===========       ==========     ========

                                                 Nine Months Ended September 30, 2005      Nine Months Ended September 30, 2004
                                               Net Income        Shares       Per Share  Net Income        Shares        Per Share
                                               (Numerator)     (Denominator)    Amount   (Numerator)    (Denominator)      Amount
                                               -----------     -------------    ------   -----------    -------------      ------

Basic EPS                                     $   637,155      47,615,182     $   0.01  $(6,227,681)      46,852,779     $  (0.13)
                                                                              ========                                   ========
Effect of dilutive securities:Stock
   Options                                                      3,099,980
                                              -----------      ----------     --------  -----------       ----------     --------
Diluted EPS                                   $   637,155      50,715,162     $   0.01  $(6,227,681)      46,852,779     $  (0.13)
                                              ===========      ==========     ========  ===========       ==========     ========

(O)  COMPREHENSIVE INCOME (LOSS)

     The Company's comprehensive income (loss) is as follows:

                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                       2005             2004              2005             2004
                                                                       ----             ----              ----             ----
Net income (loss)                                                 $   482,879       $(2,293,083)      $   637,155       $(6,227,681)
                                                                  -----------       -----------       -----------       -----------
Other comprehensive income (loss): Foreign currency
      translation adjustments                                        (136,697)          (69,739)         (168,666)          (69,361)

      Unrealized gains (loss) on investments                          (25,929)           29,354           (12,806)         (114,380)
                                                                  -----------       -----------       -----------       -----------
Other comprehensive loss                                             (162,626)          (40,385)         (181,472)         (183,741)
                                                                  -----------       -----------       -----------       -----------
Comprehensive income (loss)                                       $   320,253       $(2,333,468)      $   455,683       $(6,411,422)
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

(2)  SEGMENT REPORTING

     The Company is  organized  in a single  operating  segment for  purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers in the following  geographical  areas for the three and nine months  ended  September  30, 2005 and  September  30, 2004 and the  location of long-lived  assets as of September 30, 2005 and December 31, 2004 are summarized as follows:

                                       Three Months Ended September 30,             Nine Months Ended September 30,
                                           2005                  2004                 2005                   2004
                                           ----                  ----                 ----                   ----
United States                          $ 6,963,134           $ 4,797,735           $19,055,023           $11,300,465
Asia                                     1,357,702             1,854,925             4,700,680             4,387,127
Oher international                       1,735,829               817,339             4,188,585             3,524,342
                                       -----------           -----------           -----------           -----------

      Total revenues                   $10,056,665           $ 7,469,999           $27,944,288           $19,211,934
                                       ===========           ===========           ===========           ===========

                                                                   September 30,   December 31,
                                                                        2005           2004
                                                                   ------------   -------------
          Long-lived assets (includes all non-current assets):

          United States                                            $  9,665,033   $ 9,929,214
          Asia                                                        1,139,479       950,387
          Other international                                           242,775       322,544
                                                                   ------------   -----------

                                    Total long-lived assets        $ 11,047,287   $11,202,145
                                                                   ============   ===========

(3)  STOCK REPURCHASE PROGRAM

     On October 25,  2001,  the Company  announced  that its Board of  Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding  common stock. The repurchases may be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management  based on market  conditions.  During the three and nine months ended
September  30,  2005,  the Company  purchased  75,000 and 222,500  shares of its common  stock  in open  market  purchases  for a  total  cost  of  $476,512  and
$1,543,631,  respectively. As of September 30, 2005, the Company had repurchased a total of 499,600 shares for $3,258,406.

(4)  COMMITMENTS AND CONTINGENCIES

     The Company's only material contractual obligations relate to its operating leases.  The Company has an operating lease covering its primary office facility that expires in February,  2012. The Company also has several  operating  leases related to offices in foreign  countries.  The expiration dates for these leases ranges from 2005 through  2012.  The  following is a schedule of future  minimum lease payments for all operating leases as of September 30, 2005:

       2005.............................         $   458,051
       2006.............................           1,782,818
       2007.............................           1,506,326
       2008.............................           1,222,281
       2009.............................           1,255,913
       Thereafter.......................           3,000,385
                                                 -----------
                                                 $ 9,225,774
                                                 ===========

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
RISKS AND  UNCERTAINTIES,  AND THAT ACTUAL  RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  PROJECTED IN THE  FORWARD-LOOKING  STATEMENTS.  THE FOLLOWING  DISCUSSION
SHOULD BE READ TOGETHER WITH THE CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES TO
THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

     Our revenues for the third quarter of 2005  increased 35% compared with the same period a year ago and 6% from the previous  quarter.  This continued growth on both a quarterly  sequential  basis and year over year  indicates that we are increasing  our market  presence and that our  resellers,  OEM customers and end users value our products.

     We recorded a profit for the second consecutive quarter. Net income for the quarter was $0.5 million,  or $0.01 per share,  compared with a net loss of $2.3 million,  or $0.05 per share, for the same period a year ago. Operating expenses in the third  quarter of 2004  included a charge of $1.3 million  related to the settlement of a patent  litigation.  We are pleased that we have,  for the first time in our  history,  recorded  consecutive  profitable  quarters.  We have now recorded  profits in three of our last four quarters and we were  profitable for the nine months ended September 30, 2005.

     Revenues  from our OEM  partners  increased  as  compared  with the  second quarter.  We expected  this ramp up in our OEM  revenues and expect that our OEM revenues will continue to grow.  This future growth is anticipated to come from, in part,  an  additional  Tier-1 OEM with whom we signed an agreement  after the close  of the  third  quarter.  The  agreement  enables  the  OEM to  enter  the disk-based backup market with an integrated  VirtualTape solution powered by our
VirtualTape  Library software.  Due to the release date of the OEM product,  and the  revenue  reporting  terms of the  agreement,  we do not  expect  to see any revenue impact from this new OEM relationship until 2006.

     Revenues  from our  resellers  were lower in the third  quarter than in the second quarter and fell below our expectations.

     As  we  expected,   revenues  from  our   VirtualTape   Library   software,
particularly  OEM-branded,  grew at a higher  rate in the third  quarter of 2005 than our other  products.  We  anticipate  that this trend will  continue in the fourth quarter.

     Deferred revenue at quarter end increased 10%, compared with the balance at
June 30, 2005,  and by 80% compared with the same period a year ago. We consider the continued  growth of our deferred  revenue as an important  indicator of the success of our products. We believe that support and maintenance renewals, which comprise the majority of our deferred  revenue,  are expressions of satisfaction with our products and our support organization from our end users.

     We remain  pleased with our ability to scale our business.  The increase in revenues  continued  to outpace the increase in  operating  expenses.  Operating expenses  increased  4% over the  previous  quarter and 13% from the same period last year,  excluding a charge of $1.3 million in 2004 related to the settlement of a patent  litigation.  Our  gross  margins  increased  from 80% for the third quarter of 2004 to 82% for the third quarter this year. The main contributors to
increased   expenses  were  increased   compensation  costs  and  infrastructure
investment.  We plan to continue  adding  research  and  development,  sales and support personnel, both in the United States and worldwide, as necessary.

     We also  plan to  continue  investing  in  infrastructure,  including  both equipment and property. During the third quarter of 2005, we opened an office in
Taipei, Taiwan, and a new Australia/New Zealand regional headquarters in Sydney,
Australia.  During the third quarter we also invested in equipment and personnel for our PrimeVault disaster recovery hosting service.

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

RESULTS OF  OPERATIONS - FOR THE THREE MONTHS ENDED  SEPTEMBER 30, 2005 COMPARED
TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004.

     Revenues for the three months ended  September  30, 2005  increased  35% to
$10.1 million  compared  with $7.5 million for the three months ended  September
30, 2004. Our operating expenses, excluding the $1.3 million patent infringement litigation settled in the third quarter of 2004, increased 13% from $8.6 million for the three  months  ended  September  30, 2004 to $9.8  million for the three months ended September 30, 2005. Net income for the three months ended September
30, 2005 was $0.5 million compared with a net loss of $2.3 million for the three months ended  September 30, 2004.  The increase in revenues was mainly due to an increase in (i) demand for our network storage solution  software and (ii) sales from our OEM partners.  Revenue  contribution from our OEM partners increased in absolute  dollars and as a percentage of our total revenue for the quarter ended
September 30, 2005.  Revenue from resellers and  distributors  also increased in absolute dollars.  Expenses increased in cost of maintenance,  software services and other revenue,  software  development,  and selling and marketing to support our growth.  For the three months ended  September  30, 2005,  we increased  the number of employees and continued to invest in our  infrastructure by purchasing additional  computers and  equipment.  We increased the number of employees from
207  employees as of  September  30, 2004 to 267  employees as of September  30,
2005.

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

     Software  license  revenue  increased  29% from $5.4  million for the three months  ended  September  30, 2004 to $7.0  million for the three  months  ended
September 30, 2005.  Increased market  acceptance and demand for our product and increased  sales from our OEM partners were the primary  drivers of the increase in software  license revenue.  Software license revenue  increased from both our
OEM partners and from our  resellers.  Revenue from OEM partners  increased as a percentage of total revenue.  We expect our software license revenue to continue to grow and the percentage of future  software  license revenue derived from our
OEM partners to continue to increase.

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
Professional  services  revenue is  recognized  in the period  that the  related services are performed.  Revenue from engineering  services is primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed. In the third quarter of 2005, we had a limited number of transactions in which we purchased  hardware and bundled this  hardware with our software and sold the bundled solution to our customer.  A portion of the contractual fees is recognized as revenue when the hardware or software is delivered to the customer based on the  relative  fair  value of the  delivered  element(s).  Maintenance, software  services and other revenue increased 49% to $3.0 million for the three months  ended  September  30, 2005 from $2.0  million for the three months ended
September 30, 2004.

     The major factor behind the increase in maintenance,  software services and other revenue was an increase in the number of maintenance and technical support contracts  we  sold.  As we are in  business  longer,  and  as we  license  more software,  we expect these  revenues will continue to increase.  The majority of our new customers  purchase  maintenance  and support and most  customers  renew their maintenance and support after their initial contracts expire.  Maintenance revenue  increased  from $1.3 million for the three months ended  September  30,
2004 to $2.0 million for the three months ended  September  30, 2005.  Growth in our professional  services sales,  which increased by $0.2 million for the three months ended  September 30, 2005 compared with the three months ended  September
30,  2004,  also  contributed  to the  increase in software  services  and other revenues.  This  increase in  professional  services  revenue was related to the increase in our software license customers who elected to purchase  professional services.  Additionally,  our hardware sales increased from  approximately  $0.5 million for the three  months ended  September  30, 2004 to  approximately  $0.7 million for the three months ended  September  30, 2005.  This  increase was the result of an increase in demand from our  customers  for bundled  solutions.  We expect  maintenance,  software  services  and  other  revenues  to  continue  to increase.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

     To remain  successful  in the network  storage  solutions  market,  we must continually  upgrade our  software by  enhancing  the  existing  features of our products and by adding new features and products.  We often evaluate  whether to develop these new offerings  in-house or whether we can achieve a greater return on investment by purchasing or licensing  software from third parties.  Based on our evaluations we have purchased or licensed  various software for resale since
2001.  As of  September  30, 2005,  we had $5.0  million of  purchased  software licenses that are being  amortized over three years.  For the three months ended
September 30, 2005, we recorded  $0.2 million of  amortization  related to these purchased  software  licenses.  As of September 30, 2004, we had $4.9 million of
purchased   software  licenses  and  recorded   approximately  $0.3  million  of
amortization  for the three  months  ended  September  30, 2004 related to these purchased software  licenses.  We will continue to evaluate third party software licenses and may make additional purchases, which would result in an increase in amortization expense.

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
Cost of maintenance, software services and other revenues also includes the cost of hardware  purchased that was resold.  Cost of maintenance,  software services and other  revenues for the three months ended  September 30, 2005  increased by
50% to $1.7  million  compared  with $1.1  million  for the three  months  ended
September 30, 2004. The increase in cost of maintenance,  software  services and other revenue was  principally  due to an increase in personnel.  As a result of our  increased  sales of  maintenance  and support  contracts  and  professional services,  we hired  additional  employees to provide  technical  support and to implement our software. Additionally, due to the increase in hardware sales, our associated hardware costs increased from $0.3 million for the three months ended
September  30, 2004 to $0.5  million for the three months  ended  September  30,
2005. Our cost of maintenance, software services and other revenue will continue to grow in absolute dollars as our revenue increases.

     Gross profit for the three months ended September 30, 2005 was $8.2 million or 82% of revenue  compared  to $6.0  million  or 80% of  revenue  for the three months ended  September 30, 2004.  The increase in gross profit and gross margin was directly  related to the increase in revenues.  Additionally,  the increased percentage of revenue from our OEM partners contributed to the increase in gross margins  since  revenues  from our OEM  partners  typically  have  higher  gross margins.

SOFTWARE DEVELOPMENT COSTS

     Software development costs consist primarily of personnel costs for product development personnel and other related costs associated with the development of new products,  enhancements to existing products, quality assurance and testing.
Software  development  costs  increased 32% to $3.0 million for the three months ended  September 30, 2005 from $2.3 million for the three months ended September
30, 2004.  The increase in software  development  costs was  primarily due to an increase in  employees  required to enhance  and test our core  network  storage software product,  as well as to develop new innovative features and options. In addition,  we required  additional  employees to test and integrate our software with our OEM partners'  products.  We intend to continue  recruiting  and hiring product development personnel to support our development process.

SELLING AND MARKETING

     Selling and  marketing  expenses  consist  primarily of sales and marketing personnel  and  related  costs,  travel,  public  relations  expense,  marketing literature  and  promotions,  commissions,  trade show  expenses,  and the costs associated  with our  foreign  sales  offices.  Selling and  marketing  expenses increased 8% to $3.8 million for the three months ended  September 30, 2005 from
$3.5 million for the three months ended  September  30, 2004. As a result of the increase in revenue and interest in our  software,  our  commission  expense and travel expenses increased.  We believe that to continue to grow sales, our sales and marketing expenses will continue to increase.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of personnel costs of general and administrative  functions,  public company related costs,  directors and officers insurance, legal and professional fees, and other general corporate overhead  costs.  General  and  administrative  expenses  decreased  19% to $1.1 million for the three months ended  September 30, 2005 from $1.4 million for the three  months ended  September  30,  2004.  The overall  decrease in general and administrative  expenses was primarily due to a decrease in legal expenses.  For the three months ended September 30, 2004, we had $0.4 million in legal expenses attributable to litigation relating to alleged patent  infringement.  Absent the
$0.4 million in legal expense attributable to alleged patent infringement in the third quarter of 2004,  our general and  administrative  expenses  increased 15%
from  the same  period a year  ago.  As our  revenue  and  number  of  employees increase,  our legal and professional fees and other general corporate  overhead costs are likely to increase as well.

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

INCOME TAXES

     For the three months ended  September  30, 2005,  our  provision for income taxes  consisted  of U.S.  and foreign  taxes in amounts  necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. Our effective rate for the three months ended  September 30, 2005 differs from the U.S.  Federal  statutory rate primarily due to the availability of net  operating  losses to offset a  substantial  portion of our U.S.  taxable income.  For the three months ended  September 30, 2004, we did not record a tax benefit  associated  with the pre-tax loss incurred for the period due primarily to the  uncertainty  of  recoverability  of the  related  deferred  tax  assets.
Accordingly, we provided a full valuation allowance against our net deferred tax assets.

RESULTS OF OPERATIONS - FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO
THE NINE MONTHS ENDED SEPTEMBER 30, 2004.

REVENUES

     Revenues  for the nine months ended  September  30, 2005  increased  45% to
$27.9 million  compared  with $19.2 million for the nine months ended  September
30, 2004. Our operating expenses, excluding the $1.3 million patent infringement litigation  settled  in the third  quarter  of 2004,  increased  13% from  $24.7 million for the nine months ended  September  30, 2004 to $27.9  million for the nine months  ended  September  30,  2005.  Net income for the nine months  ended
September 30, 2005 was $0.6 million compared with a net loss of $6.2 million for the nine months ended  September  30, 2004.  The increase in revenues was mainly due to an increase in (i) demand for our network storage  solution  software and
(ii) sales from our OEM  partners.  Revenue  contribution  from our OEM partners increased in absolute  dollars and as a percentage  of our total revenue for the nine months ended  September 30, 2005.  Revenue from resellers and  distributors also increased in absolute dollars.  Expenses  increased in cost of maintenance, software  services  and other  revenue,  software  development,  and selling and marketing to support our growth.  For the nine months ended  September 30, 2005,
we  increased   the  number  of  employees   and  continued  to  invest  in  our
infrastructure by purchasing  additional  computers and equipment.  We increased the number of  employees  from 207  employees  as of  September  30, 2004 to 267 employees as of September 30, 2005.

SOFTWARE LICENSE REVENUE

     Software  license  revenue  increased  44% from $13.9  million for the nine months  ended  September  30, 2004 to $19.9  million  for the nine months  ended
September 30, 2005.  Increased market  acceptance and demand for our product and the ramp up in sales from OEM partners were the primary  drivers of the increase in software  license revenue.  Software license revenue  increased from both our
OEM partners and from our resellers.  Revenue from our OEM partners increased as a percentage of total revenue. We expect software license revenue to continue to grow and the percentage of software license revenue derived from OEM partners to increase.

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

     Maintenance,  software  services and other  revenue  increased  50% to $8.0 million for the nine months ended  September 30, 2005 compared with $5.3 million for the nine  months  ended  September  30,  2004.  The  primary  reason for the increase in maintenance,  software services and other revenue was an increase in the number of our  maintenance  and technical  support  contracts.  As we are in business longer, and as we license more software,  we expect these revenues will continue to increase. The majority of our new customers purchase maintenance and support and most  customers  renew  their  maintenance  and support  after their initial  contracts expire.  Maintenance  revenue increased from $3.2 million for the nine months  ended  September  30, 2004 to $5.3  million for the nine months ended  September 30, 2005.  Growth in our hardware  sales,  which increased from
$1.1  million for the nine months ended  September  30, 2004 to $1.6 million for the nine months ended  September 30, 2005,  also  contributed to the increase in software  services  and  other  revenues.  This  increase  was the  result of an increase in demand from our customers for bundled solutions.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

     Amortization  of purchased and  capitalized  software  decreased  from $1.2 million for the nine months  ended  September  30, 2004 to $0.6  million for the nine months ended September 30, 2005. The decrease in  amortization  expense was due to some of the  purchased  software  licenses  being fully  amortized  as of
September 30, 2005. We will continue to evaluate third party  software  licenses and may  make  additional  purchases,  which  would  result  in an  increase  in amortization expense.  Amortization of capitalized software costs was $7,881 for the nine months ended September 30, 2004.  Capitalized software costs were fully amortized as of the end of the first quarter of 2004.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

     Cost of  maintenance,  software  services  and other  revenues for the nine months ended  September 30, 2005 increased by 45% to $4.5 million  compared with
$3.1 million for the nine months ended  September 30, 2004. The increase in cost of maintenance,  software  services and other revenues was principally due to an increase in personnel.  As a result of our increased  sales of  maintenance  and support contracts,  we hired additional  employees to provide technical support.
Our cost of  maintenance,  software  services and other revenue will continue to grow in absolute dollars as our revenue increases.

     Gross profit for the nine months ended September 30, 2005 was $22.9 million or 82% of revenues  compared  with $15.0 million or 78% of revenues for the nine months ended  September 30, 2004.  The increase in gross profit and gross margin was directly  related to the increase in revenues.  Additionally,  the increased percentage of revenue from our OEM partners contributed to the increase in gross margin since revenues from our OEM partners typically have higher gross margins.

SOFTWARE DEVELOPMENT COSTS

     Software  development  costs  increased  28% to $8.4  million  for the nine months ended  September  30, 2005 compared with $6.6 million for the nine months ended September 30, 2004. The increase in software  development costs was mainly due to an increase in  employees  required to enhance and test our core  network storage  software  product,  as well as to develop new  innovative  features and options. In addition, we required additional employees to test and integrate our software with our OEM partners'  products.  We intend to continue recruiting and hiring product development personnel to support our development process.

SELLING AND MARKETING

     Selling and marketing  expenses increased 10% to $11.3 million for the nine months  ended  September  30, 2005 from $10.2  million for the nine months ended
September  30,  2004.  This  increase  in selling  and  marketing  expenses  was partially due to increased commission expense,  which is directly related to our increase in revenues.  Additionally,  salary  related  expenses  increased as we increased our headcount to support our revenue growth.

GENERAL AND ADMINISTRATIVE

     General and  administrative  expenses decreased 12% to $3.1 million for the nine months ended September 30, 2005 from $3.6 million for the nine months ended
September  30,  2004.  The decrease in general and  administrative  expenses was primarily  due to a  decrease  in  legal  expenses.  For the nine  months  ended
September  30,  2004 we had $1.0  million  in  legal  expenses  attributable  to litigation  related to  alleged  patent  infringement.  This  decrease  in legal expenses  was offset by an increase  in  professional  services of $0.2  million associated with our compliance with the provisions of the  Sarbanes-Oxley Act of
2002.  Absent the $1.0 million in legal expense  attributable  to alleged patent infringement  in the first nine months of 2004,  our general and  administrative expenses  increased  22% from the same  period a year ago.  As our  revenue  and number of employees increase,  our legal and professional fees and other general corporate overhead costs are likely to increase as well.

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

INTEREST AND OTHER INCOME

     We  invest  our  cash,  cash  equivalents  and  marketable   securities  in
government securities and other low risk investments.  Interest and other income increased 21% to $0.7 million for the nine months ended  September 30, 2005 from

$0.6 million for the nine months ended  September  30,  2004.  This  increase in interest  income was due to higher  interest rates and higher average cash, cash equivalent and marketable securities balances.

INCOME TAXES

     For the nine months ended  September  30, 2005,  our  provision  for income taxes  consisted of U.S. and foreign income taxes provided at the effective rate expected  for the full  year.  Our  effective  rate for the  nine  months  ended
September 30, 2005 differs from the U.S. Federal statutory rate primarily due to the availability of net operating losses to offset a substantial  portion of our
U.S. taxable income. We did not record a tax benefit associated with the pre-tax loss incurred for the nine months ended September 30, 2004, due primarily to the uncertainty of recoverability  of the related deferred tax assets.  Accordingly, we provided a full valuation allowance against our net deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our total cash and cash equivalents and marketable securities balance as of
September 30, 2005 increased by $1.2 million  compared to December 31, 2004. Our cash and cash  equivalents  totaled  $16.4  million  and  marketable  securities totaled  $18.8  million at September  30, 2005. As of September 30, 2004, we had
approximately  $13.9 million in cash and cash  equivalents  and $19.0 million in marketable securities.

     For the nine months ended  September  30, 2005 we generated  positive  cash flows.  We continued to invest in our  infrastructure  to support our  long-term growth during the nine months ended  September 30, 2005. We made  investments in property and equipment and we increased the number of employees during the third quarter and first nine months of 2005.  As we continue to grow, we will continue to make  investments  in  property  and  equipment  and will need to continue to increase our headcount.

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

     In October 2001, our Board of Directors  authorized the repurchase of up to two million shares of our outstanding  common stock. Since October 2001, 499,600 shares have been  repurchased  at an aggregate  purchase  price of $3.3 million.
During the third quarter of 2005,  75,000 shares were  purchased at an aggregate purchase price of $0.5 million. For the nine months ended September 30, 2005, we repurchased 222,500 shares at an aggregate purchase price of $1.5 million.

     Net cash provided by operating activities totaled $4.4 million for the nine months  ended  September  30,  2005,  compared  with net cash used in  operating activities of $2.1 million for the nine months ended  September  30, 2004.  This increase was primarily due to our net income of $0.6 million for the nine months ended September 30, 2005,  compared with a net loss of $6.2 million for the nine months ended  September 30, 2004.  Net cash provided by operating  activities of
$4.4 million was primarily  derived from  increases in deferred  revenue of $2.2 million, an increase in accounts payable of $0.5 million and non-cash charges of
$2.5 million.  These amounts were partially  offset by net increases in accounts receivable, prepaid expenses and other currents assets and a decrease in accrued expenses.  The cash  used in  operating  activities  for the nine  months  ended
September 30, 2004 was mainly  comprised of our net loss of $6.2 million,  and a net increase in accounts  receivable,  offset by increases in accounts  payable, accrued  expenses and  deferred  revenue of $2.6  million in the  aggregate  and non-cash charges of $2.8 million.

     Net cash used in investing  activities was $2.8 million for the nine months ended  September  30,  2005,  due  primarily  to  net  purchases  of  marketable securities of $0.3 million,  purchases of property and equipment of $2.3 million and purchases of software  licenses and intangible  assets of $0.2 million.  Net cash provided by investing activities was $7.0 million for the nine months ended
September 30, 2004, due primarily to net sales of marketable  securities of $9.1 million. This amount was partially offset by purchases of property and equipment of $1.8 million,  net cash paid for  acquisition  of IP Metrics of $0.1 million, and purchases of software licenses and intangible assets of $0.2 million.

     Net cash used in financing  activities was $0.5 million for the nine months ended  September  30,  2005.  We received  proceeds  from the  exercise of stock options of $1.0 million and we made payments of $1.5 million for the nine months ended  September  30,  2005 to acquire  treasury  stock.  Net cash  provided  by financing  activities  was $0.7 million for the nine months ended  September 30,
2004.  This amount was primarily  related to proceeds from the exercise of stock options of $0.9 million  partially  offset by payments to acquire treasury stock of $0.3 million.

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

                                  RISK FACTORS

WE HAVE HAD A HISTORY OF NET LOSSES AND MAY NOT BE ABLE TO MAINTAIN PROFITABILITY.

     For the third quarter of 2005, we had a net profit of $0.5 million. This is only the third  profitable  quarter  in our  history.  Other than the second and third  quarters of 2005 and the fourth quarter of 2004, we have had a history of losses,  including the full year ended  December 31, 2004, in which we had a net loss of $5.9 million.  Our business model depends upon signing  agreements  with additional OEM  customers,  further  developing our reseller sales channel,  and expanding our sales force.  Any  difficulty in obtaining  these OEM and reseller customers or in attracting  qualified sales personnel will hinder our ability to generate additional revenues and achieve or maintain profitability.

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

WE ARE DEPENDENT ON CERTAIN KEY CUSTOMERS AND A PORTION OF OUR  RECEIVABLES  ARE
CONCENTRATED IN ONE CUSTOMER.

     We tend  to  have  one or  more  customers  account  for 10% or more of our revenues  during each fiscal  quarter.  For the three months ended September 30,
2005,  we had two  customers  that  together  accounted for 33% of our revenues.
While we believe that we will  continue to receive  revenue from these  clients,
our   agreements   typically   give  customers  the  ability  to  terminate  the
relationship  upon 90 days  notice.  If our  contracts  with these  partners are terminated, or if the volume of sales from these clients significantly declines, it would have a material adverse effect on our operating results.

     In addition,  as of September 30, 2005,  one customer  accounted for 14% of our outstanding  receivables.  While we currently have no reason to question the collectibility  of these  receivables,  a business failure or  reorganization by this customer could harm our ability to collect these receivables and damage our cash flow.

THE  REPORTING  TERMS OF SOME OF OUR OEM  AGREEMENTS  MAY CAUSE US DIFFICULTY IN
ACCURATELY  PREDICTING  REVENUE FOR FUTURE  PERIODS,  BUDGETING  FOR EXPENSES OR
RESPONDING TO TRENDS.

     Certain  of our OEM  customers  do not report  license  revenue to us until sixty  days or more  after  the end of the  quarter  in which the  software  was licensed.  There will thus be a delay before we learn whether  licensing revenue from these OEMs has met,  exceeded,  or fallen  short of our  expectations.  The reporting  schedule  from these  OEMs also means that our  ability to respond to trends in the market could be harmed as well.  For example,  if, in a particular quarter,  we see a significant  increase or decrease in revenue from our channel sales or one of our other OEM partners,  there will be a delay in our ability to determine whether this is an anomaly or a part of a trend.  However, we must use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or  incurred  in advance of  anticipated  revenue.  As a result, we may not be able to decrease our expenses in a timely manner to offset any  shortfall  in  revenue  or to  increase  our  sales,  marketing  or support headcounts to take advantage of positive developments.

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

CONSOLIDATION   IN  THE  NETWORK  STORAGE  INDUSTRY  COULD  HURT  OUR  STRATEGIC
RELATIONSHIPS

     In  the  past  several  months,   two  companies  with  whom  we  have  OEM
relationships  have been  acquired  by other  companies.  If an OEM  customer is acquired,  the new parent might choose to stop offering solutions containing our software.  Even if the solutions continued to be offered,  there might be a loss of focus and sales momentum as the companies are integrated.

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

OUR STOCK PRICE MAY BE VOLATILE

     The market price of our common stock has been  volatile in the past and may be volatile in the future.  For  example,  during the past twelve  months  ended
September  30, 2005,  the closing  market price of our common stock as quoted on the NASDAQ National Market System fluctuated between $5.23 and $9.67. The market price  of our  common  stock  may be  significantly  affected  by the  following factors:

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING  OPTIONS AND WARRANTS,  THE EXERCISE
OF WHICH WOULD DILUTE THE THEN-EXISTING  STOCKHOLDERS'  PERCENTAGE  OWNERSHIP OF
OUR COMMON STOCK.

     As of  September  30,  2005,  we had  outstanding  options and  warrants to purchase an  aggregate  of  10,945,261  shares of our common stock at a weighted average  exercise price of $5.24 per share. We also have 1,234,477 shares of our common stock  reserved for issuance under our stock option plans with respect to options that have not been granted.

     The  exercise of all of the  outstanding  options and  warrants  and/or the grant  and  exercise  of  additional  options  would  dilute  the  then-existing stockholders'  percentage ownership of common stock, and any sales in the public market of the common stock  issuable upon such exercise could  adversely  affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain  additional  equity capital could be adversely  affected because  the holders of such  securities  can be expected to exercise or convert them at a time when we would,  in all  likelihood,  be able to obtain any needed capital on terms more favorable than those provided by such securities.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL SUFFER.

     Our success is dependent upon our proprietary  technology.  Currently,  the
IPStor  software suite is the core of our  proprietary  technology.  We have one patent issued, one patent for which we have received a notice of allowance,  and
multiple  pending  patent  applications,   numerous  trademarks  registered  and
multiple  pending  trademark  applications  related to our  products.  We cannot predict  whether  we will  receive  patents  for our  pending  or future  patent applications,  and  any  patents  that we own or that  are  issued  to us may be invalidated,  circumvented  or  challenged.  In  addition,  the laws of  certain countries  in which we sell and  manufacture  our  products,  including  various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

     We were already  subject to one action,  which alleged that our  technology infringed on patents held by a third  party.  While we settled this  litigation, the fees and expenses of the  litigation  as well as the  litigation  settlement were expensive and the litigation diverted management's time and attention.  Any additional litigation, regardless of its outcome, would likely be time consuming and  expensive to resolve and would divert  management's  time and attention and might  subject  us to  significant  liability  for  damages  or  invalidate  our intellectual  property rights. Any potential  intellectual  property  litigation against us could force us to take specific actions, including:

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

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS. Our return on our investments in cash, cash equivalents and marketable  securities  is subject to interest rate risks.  We regularly  assess these risks and have established  policies and business  practices to manage the market risk of our  marketable  securities.  If interest rates were to change by
10% from the levels at September 30, 2005,  the effect on our financial  results would be insignificant.

FOREIGN  CURRENCY  RISK.  We have  several  offices  outside the United  States.
Accordingly,  we are  subject to  exposure  from  adverse  movements  in foreign
currency   exchange  rates.  The  effect  of  foreign  currency   exchange  rate
fluctuations  have not been material  since our inception.  If foreign  currency exchange  rates were to change by 10% from the levels at September 30, 2005, the effect on our other comprehensive  income would be insignificant.  We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the  participation  of our management,  including our  principal  executive  officer  and  principal  financial  officer,  we have evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and procedures as of the end of the period covered by this report, and, based on  their  evaluation,  our  principal  executive  officer  and  principal financial  officer  have  concluded  that  these  controls  and  procedures  are effective.  No  changes  in  the  Company's  internal  controls  over  financial reporting  occurred  during the quarter  ended  September  30,  2005,  that have materially  affected,  or  are  reasonably  likely  to  materially  affect,  the
Company's internal controls over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of common stock repurchased during the quarter ended September 30, 2005:

                                                                         Total Number of         Maximum Number
                                                                        Shares Purchased       of Shares That May
                                Total Number of      Average Price     as Part of Publicly      Yet be Purchased
                               Shares Purchased      Paid Per Share      Announced Plan          Under the Plan

      August, 2005                  35,800               $6.35               35,800                1,539,600

    September, 2005                 39,200               $6.36               39,200                1,500,400

         Total                      75,000               $6.35               75,000                1,500,400

The Company's Board of Directors approved a program, effective October 24, 2001, to  repurchase  up to two million  shares of the  Company's  common  stock.  The program has no expiration date.

ITEM 5.   OTHER INFORMATION

On November 7, 2005, the Company's Board of Directors  approved a Second Amended and Restated  Employment  Agreement (the  "Employment  Agreement")  with ReiJane
Huai, the Company's Chief Executive Officer.  The Employment  Agreement contains two changes from the previous Amended and Restated Employment Agreement with Mr.
Huai dated September 1, 2004.  First, in order to comply with changes in the law relating to deferred  compensation arising out of the American Jobs Creation Act of  2004,  the  period  in  which  bonuses  are to be paid to Mr.  Huai has been shortened to 75 days following the end of each bonus period.  Second,  the basis for the  calculation  of Mr.  Huai's  bonus has been  changed to exclude (a) the effects of Statement  of Financial  Accounting  Standards  123(R),  and (b) such other extraordinary,  non-recurring and/or other unusual events as determined by the Compensation Committee of the Company's Board of Directors.

On November 7, 2005,  the Company's  Board of Directors  approved the FalconStor
Software,  Inc., 2005 Key Executive Severance  Protection Plan (the "Plan"). The
Plan has an  effective  date of December 1, 2005 and provides for the payment of severance  benefits to certain key Company executives in the event that there is a change of control of the Company, as defined in the Plan, and the executive is involuntarily  terminated,  other  than for cause,  within  two years  after the change of control.  ReiJane Huai, Wayne Lam, James Weber, and Bernie Wu, each of whom are executive  officers of the Company,  are Group III  participants in the
Plan.

ITEM 6.   EXHIBITS

            Exhibits

            10.1    Second Amended and Restated Employment Agreement

            10.2    FalconStor  Software,  Inc.,  2005 Key  Executive  Severance
                    Protection Plan

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

                           FALCONSTOR SOFTWARE, INC.

                           /s/ James Weber
                           -----------------
                           James Weber
                           Chief Financial Officer, Vice President and Treasurer
                           (Chief Accounting Officer)

November 8, 2005