Form 10-K
period 2005-12-31
FALCONSTOR SOFTWARE INC
filed 2006-03-15
CIK 922521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended December 31, 2005.

                                       OR

|_|   TRANSITION REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
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
                         Common Stock, $.001 par value

      Indicate by check mark if the registrant is a well-known  seasoned issuer,
as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the  registrant  is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

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

      Indicate  by check mark  whether  the  registrant  is a large  accelerated filer,  an accelerated  filer,  or a  non-accelerated  filer.  See definition of
"accelerated  filer and large  accelerated  filer" in Rule 12b-2 of the Exchange
Act.

      Large Accelerated Filer |_|               Accelerated Filer |X|
                            Non-Accelerated Filer |_|

      Indicate  by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Aggregate  market  value of Common  Stock  held by  non-affiliates  of the
Registrant  as of June 30, 2005 was  $158,217,433  which  value,  solely for the purposes of this calculation  excludes shares held by Registrant's  officers and directors.  Such exclusion  should not be deemed a  determination  by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common  Stock  issued and  outstanding  as of February 21, 2006 was
48,565,923 and 48,016,323, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

      The information  required by Part III of Form 10-K will be incorporated by reference to certain  portions of a definitive proxy statement which is expected to be filed by the Company  pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                         2005 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page

PART I.

PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.............................................   18
Item 6.   Selected Consolidated Financial Data............................   19
Item 7.   Management's Discussion and Analysis of Financial Condition

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.............................   56
Item 9A.  Controls and Procedures.........................................   56
Item 9B.  Other Information...............................................   56

PART III.

Item 10.  Directors and Executive Officers of the Registrant..............   56
Item 11.  Executive Compensation..........................................   57
Item 12.  Security Ownership of Certain Beneficial Owners and Management..   57
Item 13.  Certain Relationships and Related Transactions..................   57
Item 14.  Principal Accountant Fees and Services..........................   57

PART IV.

Item 15.  Exhibits and Financial Statement Schedules .....................   58

SIGNATURES................................................................   60

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

FalconStor Software, Inc. ("FalconStor") is a premier developer of adaptive data
protection   solutions  that  maximize  business   continuity  and  data  center
efficiency within all IT infrastructures, integrating seamlessly to ensure rapid data recovery while simplifying storage management.  FalconStor's  comprehensive
offerings  include   award-winning,   easy-to-deploy   storage   virtualization,
continuous  data  protection  (CDP),  virtual tape library  (VTL),  and disaster recovery (DR) software solutions and related  implementation,  maintenance,  and engineering services. In addition, FalconStor recently launched its PrimeVaultSM offsite data protection  center,  which provides customers with a safe secondary location to which they can replicate  their data  securely and  cost-effectively for rapid recovery and archiving. From the Fortune 1000 to small and medium-size
businesses,   customers  across  a  vast  range  of  industries  worldwide  have implemented FalconStor solutions in their production IT environments in order to meet their most  stringent  recovery time  objectives  (RTO) and recovery  point objectives  (RPO),  as well as to  manage  their  storage  infrastructures  with minimal total cost of ownership (TCO) and optimal return on investment (ROI).

FalconStor  technology  empowers IT administrators and end users to recover data easily to any point in time in the event of hardware  failure,  data corruption, deletion, or catastrophic site-level disaster,  allowing rollback or failover to a known-good,  immediately  useable state.  To ensure that  businesses  maintain reliable  access to their vital  applications,  and to facilitate  accurate data
restoration   while    concurrently    minimizing    downtime,    the   uniquely
application-aware  FalconStor  solutions are engineered to work  seamlessly with database,  email,  and file  systems so that  redundant  sets of active data are
generated  with   transactional  and  point-in-time   integrity.   Because  this
eliminates the need for the time-consuming consistency checks that traditionally create long periods of downtime during a recovery process, business productivity is measurably enhanced.

Designed to contain escalating costs,  FalconStor  solutions enable companies to
aggregate   heterogeneous,   distributed   storage   capacity   and   centralize
administration  of both storage  resources and  business-critical  data services such as backup,  snapshot,  replication,  and migration.  Companies benefit from
lower  administrative  overhead,   elimination  of  storage   over-provisioning,
boundless scalability, and the ability to make cost-effective storage allocation
and  purchasing  decisions.   Moreover,   FalconStor's  commitment  to  an  open
software-based  approach to storage networking  entails any-to-any  connectivity via native support for industry standards (including Fibre Channel, iSCSI, SCSI,
CIFS,  NFS, and emerging  standards  such as  Infiniband)  and delivers  unified support for multiple  storage  architectures  (SAN,  NAS, and DAS). As a result,
FalconStor  solutions  provide  companies  of any size and  complexity  with the freedom to leverage the high  performance  of IP/iSCSI- and Fibre  Channel-based networks and to implement their choice of state-of-the-art  equipment,  based on any standard  protocol from any storage  manufacturer,  without  rendering their existing and future environments obsolete.

Recognizing the strong value  proposition of FalconStor's  proven,  cutting-edge technology,  multiple Tier-1 partners utilize  FalconStor's  innovative software products - including IPStor(R), VirtualTape Library, and DiskSafe(TM) - to power their special-purpose storage appliances and bundled solutions.

FalconStor's  products have been certified by such industry  leaders as Adaptec,
Alacritech,  ATTO  Technology,  Bell  Microproducts,   Brocade,  Cisco,  Engenio
Information  Technologies,  EMC,  Emulex,  Fujitsu,  Gadzoox,  Hewlett  Packard,
Hitachi Data Systems,  Hitachi Engineering Co., Ltd.,  Huawei-3COM,  IBM, Intel,
LSI Logic, McData  Corporation,  Microsoft,  NEC, Network Appliance,  Novell, NS
Solutions  Corporation  (subsidiary  of The Nippon  Steel  Corporation,  Japan),
Oracle, QLogic, Quantum, Sony, SUN Microsystems, and VMware.

Further validation of the best-in-class status of Falconstor's solutions,  comes
from  the  agreements   Falconstor  has  with  many  Tier-1  original  equipment
manufacturers (OEMs) and others to integrate FalconStor's  technology with those companies' products.

FalconStor was incorporated in Delaware as Network  Peripherals,  Inc., in 1994.
Pursuant to a merger with  FalconStor,  Inc.,  in 2001,  the former  business of
Network Peripherals,  Inc., was discontinued,  and the newly re-named FalconStor
Software,  Inc.,  continued  the storage  software  business  started in 2000 by
FalconStor,   Inc.  FalconStor's   headquarters  are  located  at  2  Huntington
Quadrangle,  Suite 2S01, Melville,  NY 11747. The Company also maintains offices throughout Europe and Asia.

PRODUCTS AND TECHNOLOGY

FalconStor's flexible product portfolio  facilitates the simple,  cost-effective creation  of  customized  data  protection  solutions  that  adapt  to  changing requirements during the entire data lifecycle.  FalconStor's innovative approach goes beyond mere backup to address  additional  elements of the data  protection workflow:  nearline storage; offsite storage;  archiving; and, most importantly, recovery.  Because FalconStor's products are engineered from the ground up, they are  extraordinarily  integrated and scalable;  businesses benefit from peace of mind that  FalconStor  solutions  work together in an easily  managed and highly efficient  fashion,  with  high data  availability  and  rapid  recovery  always paramount.

SOFTWARE PRODUCTS

IPSTOR(R)

FalconStor's  flagship  product,  IPStor  software - available in an  Enterprise
Edition, a Standard Edition,  and an Express Edition - provides advanced storage
networking  and  best-in-class  business   continuity/disaster  recovery  (BCDR)
functionality to all segments of the enterprise,  small and medium-size business
(SMB), and small office/home office (SOHO) markets. IPStor software is comprised of an extensive set of  state-of-the-art  network storage  services  designed to deliver  rapid data  recovery  and an open,  unified SAN and NAS  infrastructure across heterogeneous environments.  IPStor software aggregates storage capacity, provisioning,  and  services to  application  servers via all  industry-standard protocols with speed, security, reliability, interoperability, and scalability.

      o     IPStor continuous data protection (CDP) solutions  maintain 24x7x365 availability  and  usability  of data in the  event of an  unplanned hardware failure, deletion, or software error, or planned downtime.

      o     IPStor  disaster  recovery (DR) solutions  provide  rapid,  reliable recovery in the event of catastrophic site failure,  such as a fire, power outage, or flood in the main data center.

      o     IPStor  virtualization  solutions enable  enterprise data centers to consolidate  heterogeneous  storage environments and servers, and to centralize storage management under one simple interface.

VIRTUALTAPE LIBRARY (VTL)

FalconStor   VirtualTape   Library   is  the   industry-leading,   revolutionary
backup/recovery  solution  that saves money and time by using disk to emulate an extensive range of physical tape libraries. Integrating seamlessly with existing backup software and policies,  and with  FalconStor CDP solutions,  VTL enhances backup reliability,  speed, availability, and recoverability while consolidating management of backup  resources.  VTL backup to disk-based  virtual tape ensures backup/restore  success by eliminating  the  media/mechanical  errors and manual
intervention   traditionally   associated  with  tape  backup.   Remote  offsite
replication of virtual tapes provides disaster protection,  while automated data export to physical  tape is supported  for  archiving  purposes.  Software-based encryption  technology prevents unauthorized access to data exported to physical tapes and in transit during  replication,  without  imposing any overhead on the backup process. VTL is fast and easy to  deploy--comparable to adding a new tape drive or library to an existing backup environment.

DISKSAFE(TM) AND FILESAFE(TM)

FalconStor  DiskSafe and FalconStor  FileSafe are  host-resident  software tools that protect DAS-based  application servers and end user desktops or laptops, as well  as  servers  using  third-party  storage  networks,  by  enabling  them to
replicate  their  entire  local  disks   (DiskSafe)  or  individual   files  and
directories  (FileSafe)  to  IPStor-managed  storage  for  automated  backup and off-site  data  storage  and  rapid,  user-initiated  data  recovery.  Moreover,
DiskSafe  technology  captures  the  information  necessary  to easily  boot the designated  machine  in the  event of a virus  or  spyware  attack,  application malfunction,  or hard disk crash.  DiskSafe and FileSafe are integral components of FalconStor's CDP solutions,

facilitating the transfer of replicated data over an IP or Fibre Channel network to a  centralized  FalconStor  data  management  appliance  for  both  redundant nearline storage and remote disaster recovery purposes.

APPLICATION-AWARE SNAPSHOT AGENTS

FalconStor  Snapshot  Agents  automate  and  minimize  quiesce  time during data replication, backup, and other snapshot-based operations to ensure transactional integrity and  point-in-time  consistency of databases and messaging  stores for fast  time-to-recovery  (TTR).  Snapshot  Agents are available for IBM(R) DB2(R)
UDB,  Informix(R),   Microsoft(R)  SQL  Server,   Oracle(R),   Pervasive.SQL(R),
Sybase(R), IBM Lotus Notes(R)/Domino,  Microsoft(R) Exchange,  Microsoft(R) VSS,
Novell(R) GroupWise(R), VMWare(R), and many file systems.

SOFTWARE APPLIANCE KITS (SAKS)

Addressing one of the fastest growing segments of the storage industry, SMBs and the SOHO market,  FalconStor has entered into agreements with resellers and with
OEMs to develop  software  kits for storage  appliances  that  combine  specific
IPStor,  VirtualTape  Library,  and  DiskSafe  functionality  with  third  party hardware to create  cost-effective,  turnkey storage  solutions that are easy to deploy and maintain. Currently, FalconStor's resellers and/or OEM partners offer the following storage appliances:

      o     VIRTUALTAPE LIBRARY  BACKUP|RECOVERY  APPLIANCES use disk to enhance
            the   reliability,   speed,   and   availability  of  backups  while
            consolidating  the management and provisioning of backup resources -
            without changing existing tape backup software and procedures.  With backup windows  shrinking and rapid data  restoration  more critical than ever,  VirtualTape  Library  appliances  allow users to utilize disk storage to emulate multiple tape libraries  concurrently and to accelerate  backup/restore  speed across  IP/iSCSI and Fibre Channel networks.

      o     ISCSI STORAGE/CDP  APPLIANCES leverage the  industry-standard  iSCSI protocol  and an existing IP network to create a reliable  networked storage solution for small or remote offices,  as well as small data
            centers,   at  an  affordable   price.   These  appliances  work  in
            conjunction  with  DiskSafe and FileSafe to aggregate  and provision storage  capacity and provide  services that deliver rapid recovery, continuous  data  protection,  and  disaster  recovery  capabilities across networked and direct-attached storage environments.

      o     REALTIME  DATA  MIGRATION  APPLIANCES  deliver   zero-downtime  data
            migration by  leveraging  an existing  storage  network to transport data between different vendors' storage subsystems without requiring reconfiguration or shutting down of production servers.

OFFSITE, ONLINE DATA PROTECTION FACILITY

PRIMEVAULTSM  BY FALCONSTOR is an offsite,  online data  protection  service for organizations, that either do not have their own disaster recovery sites or wish to  replicate  their data to an  additional  site for a  supplementary  layer of redundancy.  PrimeVault grants small,  medium, and large businesses the power to protect  and to archive  their data at a secure  facility at an  affordable  and predetermined  price  based on  individualized  needs.  By cutting  the costs of
deploying  and  maintaining  an  alternate  site  by  half  to   three-quarters,
PrimeVault makes alternate sites practical for most, if not all businesses.

PrimeVault offerings include:

o     Rapid  24x7x365 data recovery  with maximum  business  continuity/disaster recovery (BCDR) capability

o     Immediate BCDR solution deployment

      -     Cost-effective, flexible pricing

      -     Minimal up-front IT investment and operating overhead

      -     No need to build and staff a dedicated DR center

      -     No need to buy software and hardware for a DR center

o     Rapid compliance solution deployment while minimizing implementation costs

o     Seamless scalability of offsite data storage as business expands

o     Offsite replication of virtual tapes

o     Data export from  virtual to physical  tapes with  offsite  archiving  for compliance or other purposes

o     End-to-end security

      -     Encryption for data replication, virtual tapes, and data storage

      -     Closed-circuit video surveillance 24x7x365

      -     Encrypted, multi-point verified access to facility

PrimeVault also offers:

o     Managed  storage  with the benefit of advanced  IPStor  storage  services, including mirroring, continuous data replication and snapshots.

o     Co-location

BUSINESS STRATEGY

FalconStor  intends  to  maintain  its  position  as a leading  network  storage software provider to enterprises worldwide and intends to continue its expansion into the  non-enterprise  storage market by offering a diverse range of products for use in the small/medium  business (SMB) and small office/home  office (SOHO)
markets.  FalconStor  intends to achieve these objectives  through the following strategies:

o     MAINTAIN A LEADERSHIP  POSITION IN ENTERPRISE  NETWORK  STORAGE  SOFTWARE.
      FalconStor intends to continue to leverage the protocol-agnostic,  unified architecture,  and robust data  protection  technology of its solutions to maintain a leadership  position in the enterprise network storage software market.  The network  storage  software market is defined by rapid change, and  FalconStor  plans to continue to focus its research  and  development efforts on continuing to invent innovative  solutions and bringing them to market quickly.

o     EXPAND PRODUCT  OFFERINGS.  In 2005,  FalconStor  offered  additional data protection options and enhancements for its software, including continuous data  protection for nonstop data  protection and immediate  granular data recovery;  Adaptive  Replication with  intelligent,  automated  throttling capabilities  to  maximize  efficient  usage of  bandwidth  during  remote replication  of data;  VTL  Encryption to safeguard data on physical tapes and in transit during  replication  of virtual  tapes;  and Automated Tape
      Caching for simple,  seamless  integration  with existing tape  libraries.
      FalconStor  intends to  continue  to expand its data  protection  solution offerings across all market segments.

o     INCREASE MARKET  PENETRATION AND BRAND  RECOGNITION.  FalconStor  believes that  establishing a strong brand  identity as a premier  provider of data protection solutions is important to its future success.  FalconStor plans to continue to promote  corporate  and product  awareness  by investing in activities which have been shown to deliver positive results, such as:

            o     Engaging an experienced, storage-focused PR agency;

            o     Advertising  in  strategic  storage  publications  and  online media;

            o     Hosting  solution-focused  end user and  partner  seminars  in partnership with industry trade groups and leading analysts;

            o     Forming strategic partnerships with leading industry players;

            o     Participating  in  industry-specific  events,  conferences and trade shows; and

            o     Continuing targeted promotions and PR campaigns.

o     ESTABLISH A GLOBAL PRESENCE.  Because FalconStor believes that significant market  share can be  achieved  in Europe  and Asia,  FalconStor  plans to
      continue  expansion  of  its  operational   capabilities  and  promotional
      activities  in these regions to build on current  successes.  In addition,
      FalconStor  believes that it is developing a strong business  presence and positive reputation in Europe and the Asia/Pacific Rim.

o     EXPAND  TECHNOLOGIES AND CAPABILITIES  THROUGH STRATEGIC  ACQUISITIONS AND
      ALLIANCES.  FalconStor believes that opportunities may exist to expand its
      technological   capabilities,   product  offerings  and  services  through
      acquisitions  of businesses or software  technology and through  strategic alliances. When evaluating potential acquisitions and strategic alliances,
      FalconStor will focus on transactions that enable it to acquire:

            o     Important enabling technology;

            o     Complementary applications;

            o     Marketing, sales, customer and technological synergies; and/or

            o     Key personnel.

o     SEEK OEM  RELATIONSHIPS  WITH  INDUSTRY  LEADERS.  FalconStor  intends  to continue to enter into OEM  agreements  with  strategic  switch,  storage, appliance and  operating  system  vendors.  Besides  accelerating  overall
      market  growth,   the  OEM   relationships   should  continue  to  bolster
      FalconStor's  product  recognition,  corporate  credibility,  and  revenue stream.

o     OFFER  PRODUCTS AND SERVICES TO THE SMB AND SOHO  MARKETS.  FalconStor  is
      working with industry  partners to offer storage  solutions or services to
      the  SMB  and  SOHO  markets.   These   solutions  and  services   include
      special-purpose appliances and applications, as well as hosted storage and
      DR services via FalconStor's PrimeVault services.

SALES, MARKETING AND CUSTOMER SERVICE

FalconStor  plans to continue to sell its products  primarily  through  original equipment  manufacturers  (OEMs),  value-added  resellers (VARs,  also sometimes called "solution providers"), and distributors.

      o     OEM  RELATIONSHIPS.  OEMs  collaborate  with FalconStor to integrate
            FalconStor's  products into their own product offerings or to resell
            FalconStor's products under their own label.

      o     VAR AND DISTRIBUTOR  RELATIONSHIPS.  FalconStor has entered into VAR and  distributor  agreements  to help sell its  product  in  various geographic areas.  FalconStor's VARs and distributors market various
            FalconStor  products and receive a discount off of the list price on products sold.

      o     STORAGE   APPLIANCES.   FalconStor  has  agreements  with  strategic
            partners  to  adapt  FalconStor  products  for use in the  strategic partners' special-purpose storage appliances.

      o     DIRECT  SALES TO END USERS.  In a limited  number of  circumstances,
            FalconStor  has entered into software  license  agreements  directly with end users.

FalconStor's  marketing  efforts  focus on building  brand  recognition  amongst customers, partners, analysts, and the media, and developing qualified leads for the sales force.

FalconStor   Professional  Services  personnel  are  also  available  to  assist customers and partners  throughout the product life cycle of FalconStor solution
deployments.   The  Professional  Services  team  includes  experienced  Storage
Architects

(expert  field  engineers)  who can assist in the  assessment,  planning/design, deployment,  and testing phases of a deployment project, and a Technical Support group for post-deployment assistance and ongoing support.

COMPETITION

As the demand for network-based  storage products and services  increases,  more competitors  will enter this  high-growth  market  segment.  Although  there are several  companies  attempting to offer unified storage  services to application hosts  attached to iSCSI,  Fibre  Channel,  CIFS,  and NFS networks,  FalconStor
believes  it  is  the  only   software-based   solution   provider   capable  of
accommodating storage devices with industry-standard interfaces and provisioning the  virtualized  resource  over  IP/iSCSI,  Fibre  Channel,  NFS, and CIFS with comprehensive storage services and simple end-to-end manageability.

Although some of FalconStor's  products  provide  capabilities  that put them in competition with products from a number of companies with substantially  greater financial  resources,  FalconStor  is not  aware of any other  software  company providing  unified storage services  running on a standard  Linux-,  Windows- or
Solaris-based  appliance.  FalconStor  believes that the  principal  competitive factors affecting its market include product features such as scalability,  data availability,  ease of use, price,  reliability,  hardware/platform  neutrality, customer service, and support.

Additionally,  as more  partners  offer  appliances  that  integrate  FalconStor products, the Company has experienced  competitive pressures from smaller, niche
players  in  the  industry.   However,  FalconStor  believes  these  competitors
currently  do not offer the depth or breadth of storage  services  delivered  by
FalconStor,  nor do they possess the  experience  and  technological  innovation needed to develop and deliver  reliable,  fully  integrated,  and proven storage services.

As FalconStor  continues its move into the  non-enterprise  storage market,  the products and services  offered by its partners may compete with  existing or new products and services offered by current and new entrants to the market.

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
Currently,  the  IPStor  software  suite  forms  the  core of  this  proprietary technology.  FalconStor  currently  has one patent and numerous  pending  patent applications;  and  multiple  registered  trademarks  - including  "FalconStor,"
"FalconStor  Software"  and "IPStor" - and many pending  trademark  applications related to FalconStor and its products.

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

FalconStor  generally enters into confidentiality or license agreements with its employees, consultants, and corporate partners, and generally controls access to
and  distribution  of  its  software,   documentation,   and  other  proprietary
information.  Despite  FalconStor's  efforts to protect its proprietary  rights, unauthorized  parties  may  attempt  to copy  or  otherwise  obtain  and use its
products  or  technology.   Monitoring  unauthorized  use  of  its  products  is
difficult,  and there can be no assurance  that the steps  FalconStor  has taken will  prevent  misappropriation  of  its  technology,  particularly  in  foreign countries where laws may not protect its  proprietary  rights as fully as do the laws of the United States.

MAJOR CUSTOMERS

For the year ended December 31, 2005, FalconStor had two customers that together accounted for 31% of revenues.  For the year ended December 31, 2004, FalconStor had one customer that accounted for 16% of revenues. For the year ended December
31, 2003,  FalconStor  did not have any customers that accounted for over 10% of revenues.  As of December 31, 2005,  the Company had two customers with accounts receivable balances greater than 5% of gross accounts  receivable,  which in the aggregate were 28% of the accounts  receivable balance. As of December 31, 2004, the Company had three customers with accounts  receivable  balances greater than
5% of gross accounts receivable, which in the aggregate were 33% of the accounts receivable balance.

EMPLOYEES

As of December 31, 2005,  FalconStor had 279 full-time employees,  consisting of
139 in research and development,  74 in sales and marketing,  49 in service, and
17 in  general  administration.  FalconStor  is not  subject  to any  collective bargaining agreements and believes its employee relations are good.

INTERNET ADDRESS AND AVAILABILITY OF FILINGS

FalconStor's internet address is WWW.FALCONSTOR.COM.  FalconStor makes available free of charge, on or through its Internet website,  FalconStor's  Annual Report on Form 10-K,  Quarterly Reports on Form 10-Q,  Current Reports on Form 8-K, and
amendments  to those reports  filed or furnished  pursuant to Sections  13(a) or
15(d) of the Securities  Exchange Act of 1934 as soon as reasonably  practicable after  FalconStor  electronically  files such material with, or furnishes it to, the SEC.  FalconStor complied with this policy for every Securities Exchange Act of 1934 report filed during the year ended December 31, 2005.

ITEM 1A. RISK FACTORS

DUE TO THE UNCERTAIN AND SHIFTING  DEVELOPMENT OF THE NETWORK  STORAGE  SOFTWARE
MARKET AND OUR  RELIANCE  ON OUR  PARTNERS,  WE MAY HAVE  DIFFICULTY  ACCURATELY
PREDICTING REVENUE FOR FUTURE PERIODS AND APPROPRIATELY BUDGETING FOR EXPENSES.

      The rapidly  evolving  nature of the network  storage  software  market in which we sell our  products,  the degrees of effort and success of our partners'
sales and  marketing  efforts,  and other  factors  that are beyond our control, reduce our ability to  accurately  forecast our  quarterly  and annual  revenue.
However,  we must use our  forecasted  revenue to establish our expense  budget.
Most of our  expenses  are fixed in the short  term or  incurred  in  advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.

THE MARKET FOR STORAGE  AREA  NETWORKS  AND NETWORK  ATTACHED  STORAGE ARE STILL
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

THE MARKET FOR DISK-BASED  BACKUP SOLUTIONS IS STILL MATURING,  AND OUR BUSINESS
WILL SUFFER IF IT DOES NOT CONTINUE TO DEVELOP AS WE EXPECT.

      The  continued  adoption  of  disk-based  backup  solutions,  such  as our
VirtualTape Library software,  is critical to our future success. The market for disk-based  backup  solutions is still maturing,  making it difficult to predict its potential  size or future  growth rate. If this market  develops more slowly than we expect,  our  business,  financial  condition  and results of operations would be adversely  affected.

THE MARKET FOR IP-BASED  STORAGE  AREA  NETWORKS IS NEW AND  UNCERTAIN,  AND OUR
BUSINESS WILL SUFFER IF IT DOES NOT DEVELOP AS WE EXPECT.

      The rapid adoption of IP-based Storage Area Networks (SAN) is important to our future success.  The market for IP-based SANs is still  unproven,  making it difficult to predict the potential  size or future growth rate. We are uncertain whether a viable market for our products will develop or be sustainable. If this market fails to develop,  or develops more slowly than we expect,  our business, financial condition and results of operations would be adversely affected.

WE MAY NOT BE ABLE TO PENETRATE THE SMALL/MEDIUM  BUSINESS AND SMALL OFFICE/HOME
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

OUR  PRODUCTS  MUST  CONFORM TO  INDUSTRY  STANDARDS  IN ORDER TO BE ACCEPTED BY
CUSTOMERS IN OUR MARKETS.

      Our current products are only one part of a storage system. All components of these  systems  must  comply  with the same  industry  standards  in order to operate  together  efficiently.  We  depend  on  companies  that  provide  other components  of these  systems to conform to industry  standards.  Some  industry standards  may not be widely  adopted or  implemented  uniformly,  and competing standards  may emerge that may be  preferred by OEM  customers or end users.  If other  providers of components do not support the same industry  standards as we do, or if  competing  standards  emerge,  our  products  may not achieve  market acceptance, which would adversely affect our business.

OUR PRODUCTS MAY HAVE ERRORS OR DEFECTS THAT COULD RESULT IN REDUCED  DEMAND FOR
OUR PRODUCTS OR COSTLY LITIGATION.

      Our IPStor platform is complex and is designed to be deployed in large and complex networks. Many of our customers have unique  infrastructures,  which may require  additional  professional  services  in order for our  software  to work within their infrastructures.  Because our products are critical to the networks of our customers,  any significant  interruption in their service as a result of defects in our product could result in damage to our  customers.  These problems could  cause us to incur  significant  service  and  engineering  costs,  divert engineering  personnel from product development efforts and significantly impair our  ability  to  maintain  existing  customer  relationships  and  attract  new customers.  In addition,  a product liability claim,  whether successful or not, would  likely be time  consuming  and  expensive  to  resolve  and would  divert management  time and attention.  Further,  if we are unable to fix the errors or other  problems  that may be  identified  in full  deployment,  we would  likely experience  loss of or  delay  in  revenues  and loss of  market  share  and our business and prospects would suffer.

      Our other products may also contain errors or defects. If we are unable to fix the  errors  or other  problems  that  may be  discovered,  we would  likely experience  loss of or  delay  in  revenues  and loss of  market  share  and our business and prospects would suffer.

FAILURE OF STORAGE  APPLIANCES  POWERED BY IPSTOR TO INTEGRATE SMOOTHLY WITH END
USER SYSTEMS COULD IMPACT DEMAND FOR THE APPLIANCES.

      We have entered into agreements with resellers and OEM partners to develop storage  appliances that combine certain aspects of IPStor or VTL  functionality with third party  hardware to create single purpose  turnkey  solutions that are designed to be easy to deploy. If the storage  appliances are not easy to deploy or do not integrate smoothly with end user systems, the basic premise behind the appliances will not be met and sales would suffer.

OUR OEM  CUSTOMERS  REQUIRE  OUR  PRODUCTS  TO UNDERGO A LENGTHY  AND  EXPENSIVE
QUALIFICATION PROCESS THAT DOES NOT ASSURE PRODUCT SALES.

      Prior to offering  our  products  for sale,  our OEM  customers  typically require that each of our products  undergo an extensive  qualification  process, which  involves  interoperability  testing of our product in the OEM's system as well as rigorous reliability testing.  This qualification of a product by an OEM does not assure any sales of the product to the OEM.  Despite this  uncertainty, we devote substantial  resources,  including  engineering,  sales, marketing and management efforts,  toward qualifying our products with OEMs in anticipation of sales to them. If we are unsuccessful or delayed in qualifying any products with an OEM,  such failure or delay would  preclude or delay sales of that product to the OEM, which may impede our ability to grow our business.

WE RELY ON OUR OEM CUSTOMERS AND RESELLERS FOR MOST OF OUR SALES.

      Almost all of our sales come from  sales to end users of our  products  by our OEM customers and by our  resellers.  These OEM customers and resellers have limited resources and sales forces and sell many different products, both in the network  storage  software  market and in other  markets.  The OEM customers and resellers  may choose to focus  their  sales  efforts on other  products  in the network storage  software market or other markets.  The OEM customers might also choose not to  continue  to  develop or to market  products  which  include  our products.  This would likely result in lower revenues to us and would impede our ability to grow our business.

WE ARE DEPENDENT ON CERTAIN KEY CUSTOMERS AND A PORTION OF OUR  RECEIVABLES  ARE
CONCENTRATED WITH TWO CUSTOMERS.

      We tend  to have  one or  more  customers  account  for 10% or more of our revenues  during each fiscal  quarter.  For the year ended December 31, 2005, we had two  customers  who together  accounted  for 31% of our  revenues.  While we believe  that we will  continue  to  receive  revenue  from these  clients,  our agreements with these clients do not have any minimum sales  requirements and we cannot  guarantee  continued  revenue.  If our contracts with these partners are terminated, or if the volume of sales from these clients significantly declines, it would have a material adverse effect on our operating results.

      In addition,  as of December 31, 2005, two customers accounted for a total of 28% of our  outstanding  receivables.  While we  currently  have no reason to question  the  collectibility  of  these  receivables,  a  business  failure  or reorganization  by these  customers  could harm our  ability  to  collect  these receivables and could damage our cash flow.

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

CONSOLIDATION   IN  THE  NETWORK  STORAGE  INDUSTRY  COULD  HURT  OUR  STRATEGIC
RELATIONSHIPS.

      In the  past,  companies  with  whom we have OEM  relationships  have been acquired by other companies.  These acquisitions caused disruptions in the sales and  marketing  of our  products  and in  2005,  acquisitions  of two of our OEM partners  had an  impact  on our  revenues.  If  additional  OEM  customers  are acquired, the new parents might choose to stop offering solutions containing our software.  Even if the solutions continued to be offered,  there might be a loss of focus and sales momentum as the companies are integrated.

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

OUR STOCK PRICE MAY BE VOLATILE

      The market price of our common stock has been volatile in the past and may be volatile in the future.  For  example,  during the past twelve  months  ended
December 31, 2005, the closing market price of our common stock as quoted on the
NASDAQ National  Market System  fluctuated  between $5.23 and $9.67.  The market price  of our  common  stock  may be  significantly  affected  by the  following factors:

      o     actual or anticipated fluctuations in our operating results;

      o     failure to meet financial estimates;

      o     changes  in  market   valuations  of  other  technology   companies,
            particularly those in the network storage software market;

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

OUR RESULTS OF OPERATIONS WILL BE NEGATIVELY IMPACTED BY THE REQUIREMENT THAT WE
RECOGNIZE THE FAIR VALUE OF STOCK OPTIONS GRANTED AS AN EXPENSE.

      The Financial  Accounting  Standards Board ("FASB") has required companies to recognize the fair value of stock options and other equity-based compensation to employees as  compensation  expense in the statement of  operations.  We must implement  this FASB standard  effective in the first quarter of 2006.  While we are still  evaluating the impact of this  requirement,  there will be a negative impact on our results of operations.

WE HAVE A SIGNIFICANT  AMOUNT OF AUTHORIZED BUT UNISSUED  PREFERRED STOCK, WHICH
MAY AFFECT THE LIKELIHOOD OF A CHANGE OF CONTROL IN OUR COMPANY.

      Our Board of Directors has the  authority,  without  further action by the stockholders,  to issue up to 2,000,000  shares of preferred stock on such terms
and  with  such  rights,  preferences  and  designations,   including,   without
limitation  restricting  dividends on our common  stock,  dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our  common  stock,  as  the  Board  may  determine  without  any  vote  of  the stockholders.  Issuance  of such  preferred  stock,  depending  upon the rights, preferences and designations thereof may have the effect of delaying,  deterring or  preventing  a  change  in  control.  In  addition,  certain  "anti-takeover"
provisions of the Delaware  General  Corporation  Law,  among other things,  may restrict  the  ability  of our  stockholders  to  authorize  a merger,  business combination  or change of  control.  Further,  we have  entered  into  change of control  agreements with certain  executives,  which may also have the effect of delaying, deterring or preventing a change in control.

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING  OPTIONS AND WARRANTS,  THE EXERCISE
OF WHICH WOULD DILUTE THE THEN-EXISTING  STOCKHOLDERS'  PERCENTAGE  OWNERSHIP OF
OUR COMMON STOCK.

      As of December  31,  2005,  we had  outstanding  options  and  warrants to purchase an  aggregate  of  10,950,908  shares of our common stock at a weighted average  exercise price of $5.29 per share. We also have 1,006,314 shares of our common stock  reserved for issuance under our stock option plans with respect to options that have not been granted.

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

OUR BUSINESS  COULD BE  MATERIALLY  AFFECTED AS A RESULT OF A NATURAL  DISASTER,
TERRORIST ACTS, OR OTHER CATASTROPHIC EVENTS

      In  August,  2003,  our  business  was  interrupted  due to a large  scale blackout in the northeastern  United States.  While our headquarters  facilities contain  redundant  power  supplies  and  generators,  our  domestic and foreign operations,  and the operations of our industry partners,  remain susceptible to
fire,  floods,  power  loss,  power  shortages,   telecommunications   failures,
break-ins and similar events.

      Any   interruption  in  power  supply  or   telecommunications   would  be
particularly   disruptive  to  our  PrimeVault   backup  and  disaster  recovery
operations.  If PrimeVault customers are unable to access their data, confidence in our ability to provide disaster  recovery and backup services will be damaged which  will  impair  our  ability  to  retain  existing  customers,  to gain new customers and to expand our operations.

      Terrorist   actions   domestically   or  abroad  could  lead  to  business
disruptions  or to  cancellations  of customer  orders or a general  decrease in corporate spending on information technology, or could have direct impact on our marketing,  administrative  or financial  functions and our financial  condition could suffer.

UNITED STATES  GOVERNMENT EXPORT  RESTRICTIONS  COULD IMPEDE OUR ABILITY TO SELL
OUR SOFTWARE TO CERTAIN END USERS.

      Certain of our  products  include  the ability for the end user to encrypt data.  The United  States,  through  the  Bureau of  Industry  Security,  places restrictions on the export of certain encryption technology.  These restrictions may include:  the  requirement to have a license to export the  technology;  the requirement to have software  licenses  approved  before export is allowed;  and outright  bans on the licensing of certain  encryption  technology to particular end users or to all end users in a  particular  country.  If we are  subject  to restrictions on our ability to license products to certain end users, this could negatively impact our business.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL SUFFER.

      Our success is dependent upon our proprietary technology.  Currently,  the
IPStor  software suite is the core of our  proprietary  technology.  We have one patent issued,  and multiple pending patent  applications,  numerous  trademarks registered and multiple pending trademark  applications related to our products.
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

LONG TERM CHARACTER OF INVESTMENTS

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

FalconStor's  headquarters  are located in an  approximately  45,000 square foot facility located in Melville, New York. Offices are also leased for development, sales and marketing personnel,  which total an aggregate of approximately 33,000 square feet in Le Chesnay, France;  Taichung,  Taiwan; Tokyo, Japan; Beijing and
Shanghai,  China; Munich,  Germany;  Seoul, Korea; and North Sydney,  Australia.
Initial  lease  terms  range  from one to eight  years,  with  multiple  renewal options.

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims,  asserted or unasserted, which arise in the ordinary  course of  business.  While the outcome of any such matters  cannot be predicted with  certainty,  we believe that such matters will not have a  material  adverse  effect on our  financial  condition,  results  of operations, cash flows or liquidity.

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

                                           2005                      2004
                                    -------------------      -------------------
                                      High        Low          High         Low
                                      ----        ---          ----         ---
      Fourth Quarter                $  8.02     $  5.81      $  9.57     $  6.21
      Third Quarter                 $  6.87     $  5.66      $  7.85     $  5.13
      Second Quarter                $  7.43     $  5.23      $  8.35     $  6.15
      First Quarter                 $  9.67     $  5.78      $ 10.15     $  6.57

HOLDERS OF COMMON STOCK

      We had  approximately 182 holders of record of Common Stock as of February
      21, 2006. This does not reflect persons or entities whom hold Common Stock in nominee or "street" name through various brokerage firms.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Shares of common stock  repurchased  during the quarter ended December 31,
      2005:

                                                            Total Number of         Maximum Number
                                                           Shares Purchased       of Shares that May
                    Total Number of     Average Price     as Part of Publicly      Yet Be Purchased
                   Shares Purchased    Paid per Share       Announced Plan          Under the Plan

November, 2005           8,000              $7.50                8,000                1,492,400

December, 2005          42,000              $7.49               42,000                1,450,400

     Total              50,000              $7.49               50,000                1,450,400

      The Company's Board of Directors approved a program, effective October 24,
      2001,  to  repurchase  up to two million  shares of the  Company's  common stock. The program has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA

The selected  financial data appearing  below have been derived from our audited consolidated financial statements,  and should be read in conjunction with these consolidated  financial  statements  and the notes  thereto and the  information contained  in  Item  7,  "Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations."

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                           Year Ended    Year Ended     Year Ended     Year Ended     Year Ended
                                          December 31,  December 31,   December 31,   December 31,   December 31,
                                              2005          2004           2003           2002           2001
                                          -----------------------------------------------------------------------
                                                           (In thousands, except per share data)

Revenues:
Software license revenue .............      $ 29,544      $ 21,488       $ 12,251       $  8,667       $  4,714
Maintenance revenue ..................         7,594         4,443          2,473          1,297             17
Software services and other revenue ..         3,826         2,778          2,220            665            861
                                            --------      --------       --------       --------       --------
                                              40,964        28,709         16,944         10,629          5,592
                                            --------      --------       --------       --------       --------
Operating expenses:
  Amortization of purchased
  and capitalized
  software ...........................           782         1,394          1,394            899            273
  Cost of maintenance,
  software services and
  other revenue ......................         6,114         4,150          2,580          1,309            897
  Software development
  costs ..............................        12,039         9,050          7,068          6,281          5,004
  Selling and marketing ..............        16,109        14,277         10,967          9,856          8,085
  General and administrative .........         4,213         5,109          2,878          2,592          2,732
  Litigation settlement ..............            --         1,300             --             --             --
  Lease abandonment charge ...........            --            --            550             --             --
  Impairment of prepaid royalty ......            --            --             --            483             --
                                            --------      --------       --------       --------       --------

                                              39,257        35,280         25,437         21,420         16,991
                                            --------      --------       --------       --------       --------
    Operating income (loss) ..........         1,707        (6,571)        (8,493)       (10,791)       (11,399)
                                            --------      --------       --------       --------       --------
Interest and other income ............           705           714          1,122          1,585          1,365

Impairment of long-lived assets ......            --            --             35         (2,300)            --
                                            --------      --------       --------       --------       --------

    Income (loss) before income ......         2,412        (5,857)        (7,336)       (11,506)       (10,034)

Provision for income taxes ...........           119            32             33             37             22
                                            --------      --------       --------       --------       --------

    Net income (loss) ................      $  2,293      $ (5,889)      $ (7,369)      $(11,543)      $(10,056)
                                            --------      --------       --------       --------       --------
Beneficial conversion feature
  attributable to convertible
  preferred stock ....................            --            --             --             --          3,896
                                            --------      --------       --------       --------       --------
Net income (loss) attributable to
  common shareholders ................      $  2,293      $ (5,889)      $ (7,369)      $(11,543)      $(13,952)
                                            ========      ========       ========       ========       ========

Basic net income (loss) per share
  attributable to common shareholders       $   0.05      $  (0.13)      $  (0.16)      $  (0.26)      $  (0.40)
                                            ========      ========       ========       ========       ========

Diluted net income (loss) per share
  attributable to common shareholders       $   0.05      $  (0.13)      $  (0.16)      $  (0.26)      $  (0.40)
                                            ========      ========       ========       ========       ========

Basic weighted average common
  shares outstanding .................        47,662        46,967         45,968         45,233         35,264
                                            ========      ========       ========       ========       ========

Diluted weighted average common
  shares outstanding .................        50,776        46,967         45,968         45,233         35,264
                                            ========      ========       ========       ========       ========

CONSOLIDATED BALANCE SHEET DATA:

                                   December 31,   December 31,   December 31,   December 31,   December 31,
                                   2005           2004           2003           2002           2001
                                   ------------------------------------------------------------------------
                                                              (In thousands)

Cash and cash equivalents
  and marketable securities        $36,631        $33,973        $36,685        $51,102        $64,527

Working capital                     39,654         36,452         39,527         47,746         57,518

Total assets                        63,974         56,074         56,493         64,710         74,471

Long-term obligations                2,240          1,290            396             --            283

Stockholders' equity                48,658         46,364         50,556         55,901         63,562

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
RISKS AND  UNCERTAINTIES,  AND THAT ACTUAL  RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  PROJECTED IN THE  FORWARD-LOOKING  STATEMENTS.  THE FOLLOWING  DISCUSSION
SHOULD BE READ TOGETHER WITH THE CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES TO
THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

      Fiscal 2005 was a year of continued growth and profitability. Our revenues for the full year  increased to $41.0 million from $28.7 million in 2004. We are pleased that we were profitable for a full year for the first time.

      As it has been in the past,  our focus will continue to be on managing our business with a view towards  long-term success and growth. In 2005 we continued
to invest in research and  development and other areas to build on our momentum, to design new  products,  and to enhance our  existing  products to position the
Company for future growth. We will continue to invest in these areas in 2006 and we anticipate that our research and development and sales and marketing expenses will increase in 2006.

      To  continue  to create  industry-leading,  cutting-edge  network  storage solutions,  we hired  additional  software  development  engineers  and  quality assurance  engineers.  These  software  engineers  design and test the  software products that are or will be sold by our OEM partners and resellers.  Continuing to deliver new and enhanced  products to meet the demands of the storage  market is necessary for us to remain competitive and to continue our growth.

      It is important  to our success  that our  products  meet the needs of end users  and  that  our  products  are - and  are  viewed  by the  market  to be -
innovative.  In 2005 our  products  continued to receive  recognition  for their features, quality and innovation from several respected,  independent,  industry publications  and  organizations.  This  recognition  helps  us gain  access  to additional customers and assists us in closing sales.

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

      In the fourth  quarter of 2005, we announced the launch of our  PrimeVault disaster recovery,  archiving and hosting services.  These services are based on our IPStor and VirtualTape  Library (VTL) software and provide a means for us to leverage our  successes  with those  products to increase  our customer  base to include end users who do not have the resources - either  technical or financial
- to undertake a full implementation of our products.

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

      Our sales  "pipeline"  consists of inquiries  from end users and resellers for possible  purchases of our  products.  Our overall sales  pipeline  steadily increased for each quarter of 2005 compared with the same quarter in 2004.

      OEM relationships are important to us for two main reasons.  First,  sales by our OEM partners  contribute  to our  revenues.  Second,  having our products selected  by  respected,  established  industry  leaders  signals to  customers, resellers  and other  potential  OEM  partners  that our  products  are  quality products that add value to their  enterprise.  Before  licensing  software,  OEM partners  typically  undertake  broad reviews of many of the competing  software solutions available.  The choice of our products by major industry  participants validates both the design and the  capabilities  of the products and our product roadmaps.

      Overall,  product  licenses  to OEMs  accounted  for  approximately  forty percent of our revenues in 2005.  Two OEM customers  each accounted for over ten percent of our  revenues.  We  anticipate  that OEMs will account for over forty percent of our  revenues in 2006.  We expect that at least one OEM will  account for at least ten percent of our revenues in 2006. Accordingly,  the loss of this customer would have a material adverse effect on our business.

      In 2005,  we signed a new agreement for our VTL product with a Tier-1 OEM.
This OEM released a solution using our VTL in the fourth quarter of 2005. Due to the timing of the royalty reports from this OEM, the revenue will be recorded on a one quarter  lag.  As a result of this lag,  we did not have any revenue  from this OEM in 2005, but we expect to start generating revenue in 2006. In 2005, we signed a number of agreements with  international  OEMs for our IPStor,  VTL and
iSCSI  Storage  Server  products.  One of  these  agreements  is with a major IP
Networking  solution  provider based in Hangzhou,  China to offer turn-key iSCSI solutions.  We also  renewed  agreements  with  existing OEM  partners.  We will continue to seek additional OEM opportunities in the future.

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

      As service providers to companies, resellers' reputations are dependent on satisfying their customers'  needs  efficiently and effectively.  Resellers have wide choices in fulfilling their customers' needs. If resellers determine that a product  they have been  providing  to their  customers  is not  functioning  as promised, or is not providing adequate return on investment, or if the customers are  complaining  about  the  level  of  support  they  are  receiving  from the suppliers, the resellers will move quickly to offer different solutions to their customers. Additional sales by resellers are therefore an important indicator of our business  prospects.  We saw growth in the sales by most of our  significant resellers  in 2005 and expect that this growth  will  continue in 2006.  We have established strong relationships with many premier resellers. In 2005, we signed agreements with new resellers worldwide.  We also terminated  relationships with resellers  who we  believed  were not  properly  selling our  products.  We will
continue  to  enter  into   relationships  with  resellers  and  to  discontinue
relationships with resellers with whom we are not satisfied.

      Our deferred revenues consist  primarily of amounts received  attributable to future support and maintenance of our products. The level of deferred revenue is an  important  indicator  of our  success.  Maintenance  and  support for our products is sold for fixed periods of time.  Maintenance and support  agreements are typically for one year,  although some agreements are for terms in excess of one year.  If we do not deliver the support  needed by end users of our products or by our OEM partners and resellers, then they will not renew their maintenance and support agreements. If end users stop using our products, they also will not renew their maintenance and support agreements. An increase in deferred revenues thus indicates  growth in our installed  base and end user and OEM  satisfaction with our maintenance and support  services.  Our deferred  revenue  increased to
$9.6 million as of December 31, 2005,  compared with $5.4 million as of December
31, 2004. We expect deferred revenue to continue to grow in 2006.

      The level of re-orders  from existing end users of our products is another measure of customer satisfaction. Information technology professionals will only order  additional  products and services for their  companies if they  determine that the products  have reduced total cost of ownership and have provided a good return on  investment.  Re-orders are thus an  indication  that our products are delivering as promised and that our support is meeting the end user's needs.  In
2005, many end users ordered  additional  copies of our products,  or additional products or ordered additional  options. If re-orders decline, it would indicate that future sales might also  decline.  As the  percentage  of our revenues from
OEMs  increases,  our  ability  to gauge  re-orders  decreases  because  our OEM partners  typically do not provide us with information  identifying the end user for each order.

      Consolidation  in the network  storage market had an adverse impact on our revenues in 2005.  During 2005,  two of our OEM partners were purchased by other companies. In one case, the uncertainty caused by the impending purchase and the subsequent  consolidation  of the businesses  caused a loss of focus on sales by the two  companies.  In the other  case,  after the  acquisition,  the  acquirer undertook a lengthy review of which  solutions  would be offered by the combined entity.  This review caused a near halt in sales of solutions  incorporating our product.  We are pleased that both  acquirers  have decided to continue to offer solutions incorporating our products.

      The storage  solutions  market  continues  to grow.  In addition to growth based on demand for storage  server  consolidation  and  replication,  there was growth in backup acceleration. We expect each of these areas to continue growing in 2006.

      We have new  initiatives  in the  small/medium  business  (SMB)  and small office/home office (SOHO) markets.  We did not receive  significant revenue from these  markets in 2005,  but we believe  that these  non-enterprise  markets are another  growth  area for  storage  software.  In early  2006,  we signed an OEM agreement  with a  leading  computer,  networking  and  communications  products manufacturer  to offer an  entry-level  data storage and  protection  appliance, powered  by a version of IPStor  optimized  to run on a  System-on-Chip  ("SOC")
platform  ("IPStor  Express"),  targeting  the  SMB/SOHO  market.  The launch is scheduled  for the first  quarter of 2006.  It is too early to estimate  whether revenues from these markets will be significant  contributors to our revenues in
2006.

      As we had anticipated,  we saw the greatest  increase in revenues from our
VirtualTape  Library  software.  We  expect  this  growth  to  continue,  if not accelerate,  in 2006,  as our new OEM  continues  it sales  and as we  introduce additional features and functionality for the product.  The continued decline in prices for disk storage,  and the  continuing  need for rapid back up,  disaster recovery and regulatory compliance, should contribute to this growth.

      Market  acceptance  of IP-based  Storage Area  Networks,  primarily  using
iSCSI, continued in 2005. Previously, most SANs had been based on fibre-channel.
However,  this portion of the storage software market has not been a significant contributor to our revenues.  Our expectations regarding the size of the revenue contribution  from this market in 2005 were  impacted  negatively,  in part,  by sales from our Tier 1 OEM partner  that were lower than we had  anticipated.  In
2006,  we plan to work with this  partner to enhance the product line to help to grow sales. In addition,  we have signed agreements with  international  OEMs to market these products. We plan to continue to tap into the growth in this market through sales of our products by other strategic partners.

      Another  important  measure of our business is gross  margin.  Among other things,  gross  margin  measures  our  ability  to scale  our  business.  Unlike manufacturers  of hardware,  our  incremental  cost for each  additional unit of software  licensed is a small percentage of the software license revenue.  Thus, our gross margins tend to increase as our software license revenue increases. We incur  research  and  development  expenses  before the  product is offered  for licensing.  These expenses consist  primarily of personnel costs for engineering and  testing,  but also  include  other items such as the cost of  hardware  and software used in development.  We also have expenses for software support, sales and marketing, and general and administrative functions.

      Our gross margin  increased on a full year basis to 83% compared  with 81%
in 2004. We believe this  demonstrates that we were successful in our ability to scale our business.

      We are pleased  with our  ability to contain  the  increase of expenses in
2005. We will continue to invest in infrastructure and personnel to maintain and enhance our leading  edge  designs  and to support  our  customers,  but we will continue to do so in a controlled, cost-effective manner.

      One additional factor that we expect to continue to affect our revenues on a  quarterly,  but not annual,  basis,  is the  seasonality  of the  information technology  business.  Historically,  information  technology  spending has been higher in the fourth and second  quarters of each  calendar  year,  and somewhat slower in the other  quarters,  particularly  the first  quarter.  Our quarterly results reflected this seasonality in 2005, and we anticipate that our quarterly results for 2006 will show the effects of seasonality as well.

      As described in note 1 to our consolidated financial statements, beginning with the first  quarter of 2006,  we will be required by  Statement of Financial
Accounting  Standards No. 123(R), Share Based Payment, to expense the grant date fair value of stock options and other equity based compensation to employees and non-employees  in our  financial  statements.  We are currently  evaluating  the impact  that  the  adoption  of this  statement  will  have on our  consolidated financial  statements,  but there  will be a  negative  impact  on our  reported results of operations.  Notwithstanding this change to our financial statements, we will continue to apply the criteria and the  methodology  we have used in the past to determine grants of stock options or other equity-based  compensation to our employees.  We believe that the  opportunity to participate in the growth of our Company is an important  motivating  factor for our current  employees and a valuable  recruiting tool for new employees.  For the management of our business and the review of our progress,  we will continue to look to our results  before stock option expense.  We will use these non-GAAP  financial  measures in making operating  decisions  because  they  measure  the  results  of  our  day  to day operations and because they provide a more  consistent  basis for evaluating and comparing our results across different periods.

      Our critical accounting policies are those related to revenue recognition, accounts receivable allowances and deferred income taxes. As described in note 1 to our consolidated  financial  statements,  we recognize  revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition,
as amended.  Software license revenue is recognized only when pervasive evidence of an  arrangement  exists and the fee is fixed and  determinable,  among  other criteria.  An  arrangement  is  evidenced  by a  signed  customer  contract  for nonrefundable  royalty advances  received from OEMs or a customer purchase order or a royalty report summarizing  software licenses resold by an OEM, distributor or solution  provider to an end user.  The  software  license fees are fixed and determinable  as our standard  payment terms generally range from 30 to 90 days, depending  on regional  billing  practices,  and we have not provided any of our customers  extended payment terms.  When a customer  licenses  software together with  the  purchase  of  maintenance,  we  allocate  a  portion  of  the  fee to maintenance for its fair value.

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

      Consistent  with the  provisions  of  Statement  of  Financial  Accounting
Standards No. 109, we regularly  estimate our ability to recover deferred income taxes,  and  report  such  assets  at  the  amount  that  is  determined  to  be more-likely-than-not  recoverable.  This evaluation  considers  several factors, including an estimate of the likelihood of generating  sufficient taxable income in future  periods  over  which  temporary  differences  reverse,  the  expected reversal of deferred tax  liabilities,  past and projected  taxable income,  and available tax planning strategies. As of December 31, 2005, based primarily upon our  cumulative  losses,  a valuation  allowance has been  recorded  against our deferred tax assets.  In the event that evidence becomes available in the future to indicate that our deferred  taxes will likely be recoverable  (e.g.,  taxable income  generated  in and  projected  for future  periods),  our estimate of the recoverability of deferred taxes may change, resulting in a reversal of all or a portion of such valuation allowance.

RESULTS OF  OPERATIONS - FOR THE YEAR ENDED  DECEMBER  31, 2005  COMPARED TO THE
YEAR ENDED DECEMBER 31, 2004

      Revenues  for the year ended  December  31,  2005  increased  43% to $41.0 million  compared to $28.7  million for the year ended  December 31,  2004.  Our operating  expenses increased 11% from $35.3 million in 2004 to $39.3 million in
2005. Net income for the year ended December 31, 2005 was $2.3 million  compared with a net loss of $5.9  million  for the year  ended  December  31,  2004.  The increase in revenues was mainly due to an increase in (i) demand for our network storage  solution  software  and  (ii)  sales  from  our OEM  partners.  Revenue contribution  from our OEM  partners  increased  in  absolute  dollars  and as a percentage  of our total revenue for the year ended  December 31, 2005.  Revenue from resellers and  distributors  also increased in absolute  dollars.  Expenses increased in cost of maintenance,  software services and other revenue, software development, and selling and marketing to support our growth. For the year ended
December 31, 2005,  we increased the number of employees and continued to invest in infrastructure by purchasing additional computers and equipment. We increased the number of  employees  from 217  employees  as of  December  31,  2004 to 279 employees as of December  31,  2005.  Included in our results for the year ended
December 31, 2004 are a litigation  settlement  charge of $1.3 million and legal fees of $1.0  million,  each  associated  with  litigation  relating  to  patent infringement that was resolved in the third quarter of 2004.

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

      Software license revenue increased 37% to $29.5 million in 2005 from $21.5 million in 2004.  Increased  market  acceptance  and demand for our  product and increased  sales from our OEM partners were the primary  drivers of the increase in software  license revenue.  Software license revenue  increased from both our
OEM partners and from our resellers.  Revenue from our OEM partners increased as a  percentage  of total  revenue.  We expect  our  software  license  revenue to continue to grow and the percentage of future  software  license revenue derived from our OEM partners to increase.

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

      Maintenance,  software  services  and  other  revenues  are  comprised  of software  maintenance and technical  support,  professional  services  primarily related to the implementation of our software,  engineering services,  and sales of computer  hardware.  Revenue derived from  maintenance and technical  support contracts is deferred and recognized  ratably over the  contractual  maintenance term. Professional services revenue is recognized in the period that the related services are performed.  Revenue from engineering  services is primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed. In 2005 and 2004, we had a limited number of transactions in which we purchased  hardware  and bundled  this  hardware  with our software and sold the bundled solution to our customer. A portion of the contractual fee is recognized as revenue when the  hardware or software is delivered to the customer  based on the  relative  fair value of the  delivered  element(s).  Maintenance,  software services  and other  revenue  increased  58% to $11.4  million in 2005 from $7.2 million in 2004.

      The major factor behind the increase in maintenance, software services and other  revenue  was the  increase  in the number of  maintenance  and  technical support contracts we sold. As we are in business longer,  and as we license more software,  we expect these  revenues will continue to increase.  The majority of our new customers  purchase  maintenance  and support and most  customers  renew their maintenance and support after their initial contracts expire.  Maintenance revenue increased from $4.4 million for the year ended December 31, 2004 to $7.6 million  for the year ended  December  31,  2005.  Software  services  and other revenue  increased  from  $2.8  million  in 2004 to $3.8  million  in 2005.  The increase in software  services and other revenue was partially  attributable  to our hardware sales which  increased from $1.5 million in 2004 to $2.3 million in
2005.  This  increase was the result of an increase in demand from our customers for  bundled  solutions.  Growth  in  our  professional  services  sales,  which increased from $1.3 million in 2004 to $1.5 million in 2005, also contributed to the  increase  in  software  services  and  other  revenues.  This  increase  in professional  services  revenue  was  related to the  increase  in our  software license  customers  who elected to  purchase  professional  services.  We expect maintenance, software services and other revenues to continue to increase.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

      To remain  successful in the network  storage  solutions  market,  we must continually  upgrade our  software by  enhancing  the  existing  features of our products and by adding new features and products.  We often evaluate  whether to develop these new offerings  in-house or whether we can achieve a greater return on investment by purchasing or licensing  software from third parties.  Based on our evaluations, we have purchased or licensed various software for resale since
2001.  As of December 31, 2005 and 2004,  we had $5.0 million and $4.9  million, respectively, of purchased software licenses that are being amortized over three years.  For the year ended  December  31,  2005,  we  recorded  $0.8  million of amortization  related to these purchased software  licenses.  For the year ended
December 31, 2004,  we recorded  $1.4 million of  amortization  related to these purchased software  licenses.  We will continue to evaluate third party software licenses and may make additional purchases, which would result in an increase in amortization expense.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

      Cost  of  maintenance,  software  services  and  other  revenues  consists primarily  of  personnel  and other costs  associated  with  providing  software implementations,  technical support under maintenance  contracts,  and training.
Cost of maintenance, software services and other revenues also includes the cost of hardware  purchased that was resold.  Cost of maintenance,  software services and other revenues for the year ended December 31, 2005 increased by 47% to $6.1 million  compared to $4.2  million for the year ended  December  31,  2004.  The increase  in cost of  maintenance,  software  services  and  other  revenue  was principally due to an increase in personnel.  As a result of our increased sales of  maintenance  and  support  contracts  and  professional  services,  we hired additional employees to provide technical support and to implement our software.
Additionally,  due to an increase in hardware  sales,  our  associated  hardware costs  increased  from $1.0 million for the year ended December 31, 2004 to $1.5 million for the year ended December 31, 2005. Our cost of maintenance,  software services  and other  revenue  will  continue to grow in absolute  dollars as our revenue increases.

      Gross profit for the year ended December 31, 2005 was $34.1 million or 83%
of  revenues  compared to $23.2  million or 81% of  revenues  for the year ended
December  31,  2004.  The increase in gross profit and gross margin was directly related to the increase in revenues.  Additionally,  the increased percentage of revenue  from our OEM  partners  in 2005  contributed  to the  increase in gross margins  since  revenues  from our OEM  partners  typically  have  higher  gross margins.

SOFTWARE DEVELOPMENT COSTS

      Software  development  costs  consist  primarily  of  personnel  costs for product  development  personnel  and other  related  costs  associated  with the
development  of  new  products,   enhancements  to  existing  products,  quality
assurance and testing. Software development costs increased 33% to $12.0 million in 2005 from $9.1 million in 2004.  The increase in software  development  costs was primarily  due to an increase in employees  required to enhance and test our core network  storage  software  product,  as well as to develop new  innovative features and options. In addition,  we required additional employees to test and integrate our software with our OEM  partners'  products.  We intend to continue recruiting and hiring product  development  personnel to support our development process.

SELLING AND MARKETING

      Selling and marketing  expenses  consist  primarily of sales and marketing personnel  and  related  costs,  travel,  public  relations  expense,  marketing literature  and  promotions,  commissions,  trade show  expenses,  and the costs associated  with our  foreign  sales  offices.  Selling and  marketing  expenses increased  13% to $16.1  million in 2005 from $14.3 million in 2004. As a result of the increase in revenue and interest in our software,  our commission expense and travel expenses increased.  In addition,  we continued to hire new sales and sales support personnel and to expand our worldwide  presence to accommodate our revenue  growth.  We  believe  that to  continue  to grow  sales,  our sales and marketing expenses will continue to increase.

GENERAL AND ADMINISTRATIVE

      General and  administrative  expenses consist primarily of personnel costs of general and administrative functions, public company related costs, directors and officers insurance,  legal and professional fees and other general corporate overhead  costs.  General  and  administrative  expenses  decreased  18% to $4.2 million in 2005 from $5.1 million in 2004.  The overall  decrease in general and administrative  expenses was primarily due to a decrease in legal expenses.  For the  year  ended  December  31,  2004 we had  $1.0  million  in  legal  expenses attributable to litigation related to alleged patent infringement.

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

INTEREST AND OTHER INCOME

      We  invest  our  cash,  cash  equivalents  and  marketable  securities  in government securities and other low risk investments.  Interest and other income remained consistent at $0.7 million. Interest income increased from $0.7 million to $1.0  million  due to a higher  average  cash  balance  and  slightly  higher interest  rates.  Additionally,  interest  and other  income  for the year ended
December  31,  2005,  includes an  out-of-period  charge of  approximately  $0.2 million to recognize investment losses realized in prior years.

INCOME TAXES

      We did not  record  a tax  benefit  associated  with the  pre-tax  results incurred from the period from inception (February 10, 2000) through December 31,
2005,  as we deemed that it was uncertain  that the related  deferred tax assets would be realized based on our cumulative  losses  incurred since  inception and our limited period of profitability.  Accordingly,  we provided a full valuation allowance against our net deferred tax assets. Our income tax provision consists of tax expenses related to alternative  minimum taxes and taxes from our foreign subsidiaries.

RESULTS OF  OPERATIONS - FOR THE YEAR ENDED  DECEMBER  31, 2004  COMPARED TO THE
YEAR ENDED DECEMBER 31, 2003

REVENUES

SOFTWARE LICENSE REVENUE

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

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

      Maintenance,  software  services and other  revenue  increased 54% to $7.2 million in 2004 from $4.7 million in 2003. The major factor  contributing to the increase in maintenance, software services and other revenue was the increase in the number of maintenance and technical  support contracts we sold. As we are in business longer, and as we license more software,  we expect these revenues will continue to increase. The majority of our new customers purchase maintenance and support and most  customers  renew  their  maintenance  and support  after their initial  contracts expire.  Maintenance  revenue increased from $2.5 million for the year ended December 31, 2003 to $4.4 million for the year ended December 31,
2004.  Software  services and other revenue  increased to $2.8 million from $2.2 million in 2003. Growth in our professional  services  revenue,  which increased from $0.9 million in 2003 to $1.3 million in 2004, partially  contributed to the increase in software services and other revenues.  This increase in professional services revenue was related to the increase in our software  license  customers that elected to purchase professional services. Additionally, our hardware sales increased  from $1.3 million in 2003 to $1.5 million in 2004.  This increase was the result of an increase in demand from our customers for bundled solutions.

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

SOFTWARE DEVELOPMENT COSTS

      Software development costs increased 28% to $9.1 million in 2004 from $7.1 million in 2003. The increase in software development costs was primarily due to an increase  in  employees  required  to enhance  and test our  network  storage software products, as well as to develop new innovative features and options. In addition,  as we entered  into  agreements  with new OEM  partners,  we required additional  employees to test and  integrate our software with our OEM partners'
products.  At the end of 2003, we also opened a  development  office in China to assist in our development work.

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

Expenses  of $0.8  million  for the year ended  December  31,  2004,  related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and an increase in the  number of  employees  also  contributed  to the  increase  in  general  and administrative expenses.

INTEREST AND OTHER INCOME

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

LEASE ABANDONMENT CHARGE

      In November 2003, we relocated our  headquarters  to a larger  facility to accommodate our future growth.  As a result of this  relocation,  we vacated our previous  office space and recorded a charge for the estimated  loss we expected to incur on the remaining lease obligation.  The charge of $0.6 million included the  remaining  lease  rental  obligation  reduced by cash flows we  expected to generate from an agreement to sub-lease the facility as well as the write off of leasehold improvements at our previous facility.

LIQUIDITY AND CAPITAL RESOURCES

      Our total cash and cash equivalents and marketable  securities  balance as of December 31, 2005  increased  by $2.7 million  compared to December 31, 2004.
Our cash and cash  equivalents  totaled $18.8 million and marketable  securities totaled  $17.8  million at December  31, 2005.  As of December 31, 2004,  we had
$15.5  million in cash and cash  equivalents  and $18.5  million  in  marketable securities.

      In  2005,  we  made  investments  in our  infrastructure  to  support  our long-term  growth.  We increased  the total number of employees in 2005 and made investments  in property and equipment to support our growth.  As we continue to grow,  we will continue to make  investments  in property and equipment and will need to continue to increase our headcount.  In the past, we have also used cash to purchase  software  licenses and to make  acquisitions.  We will  continue to evaluate  potential software license purchases and acquisitions and if the right opportunity  presents itself we may continue to use our cash for these purposes.
However,  as of the date of this filing,  we have no agreements,  commitments or understandings with respect to any such acquisitions.

      We currently do not have any debt and our only significant commitments are related to our office leases.

      In  connection  with our  acquisition  of IP Metrics in July 2002, we were required to make cash payments to the former  shareholders of IP Metrics,  which were  contingent on the level of revenues from IP Metrics  products for a period of  twenty-four  months  through June 30, 2004. In 2004, we made payments to the former  shareholders  of IP  Metrics  totaling  $214,009.  We believe we have no further payment obligations.

      In October 2001, our Board of Directors authorized the repurchase of up to two million shares of our outstanding  common stock. Since October 2001, 549,600 shares have been  repurchased  at an  aggregate  purchase  price of $3.6 million including 272,500 shares  repurchased in 2005 at an aggregate  purchase price of
$1.9 million.

      Net cash  provided by  operating  activities  totaled $6.5 million for the year  ended  December  31,  2005,  compared  with  net  cash  used in  operating activities of $1.1 million for the year ended December 31, 2004 and $5.9 million for the year ended December 31, 2003. The positive trend in our cash provided by operating  activities is mainly due to the  improvement in our net results which resulted in net income of $2.3  million for the year ended  December  31,  2005,

compared  with a net loss of $5.9  million for the year ended  December 31, 2004 and $7.4 million for the year ended  December  31, 2003.  In addition to our net income for 2005 and our  decrease  in net loss for 2004 and 2003,  our  deferred revenues  increased by $4.2 million in 2005 compared to $2.8 million in 2004 and
$0.4 million in 2003.  The increase in our deferred  revenue is the result of an increase in our  maintenance  contracts,  which are deferred and  recognized  as revenue ratably over the term of the contract.  This amount was partially offset by increases in our net  accounts  receivable  balances of $4.9 million in 2005,
$3.2  million in 2004 and $2.8  million in 2003.  The  increases in our accounts receivable  balances are due to our revenue  growth.  We expect cash provided by operating  activities  to continue to increase as we  anticipate  our net income will increase.

      Net cash used in investing activities was $2.8 million in 2005 compared to net cash  provided  by  investing  activities  of $6.3  million in 2004 and $2.5 million in 2003.  Included in investing  activities  for each year are the sales
and  purchases  of  our  marketable  securities.   These  represent  the  sales,
maturities and reinvesting of our marketable  securities.  The net cash provided by investing  activities from the net sale of securities was $0.6 million,  $9.5 million and $8.5 million in 2005,  2004 and 2003,  respectively.  These  amounts will  fluctuate  from  year to  year  depending  on the  maturity  dates  of our marketable securities. The cash used to purchase property and equipment was $3.2 million, $2.8 million and $3.0 million in 2005, 2004 and 2003, respectively. The cash used to purchase  software  licenses  was $0.1 million in 2005 and 2004 and
$1.8 million in 2003. We continually evaluate potential software licenses and we may continue to make similar  investments  if we find  opportunities  that would benefit our business.

      Net cash  provided  by  financing  activities  was  $24,385 in 2005,  $1.8 million in 2004 and $0.9 million in 2003. We received proceeds from the exercise of stock options of $1.9 million in 2005,  $2.0 million in 2004 and $0.9 million in 2003.  We made  payments of $1.9  million in 2005 and $0.3 million in 2004 to acquire treasury stock.

      The Company's only significant commitments relate to its operating leases.
The Company has an operating  lease  covering its primary  office  facility that expires in February, 2012. The Company also has several operating leases related to offices in foreign  countries.  The  expiration  dates for these leases range from 2006 through  2012.  The  following is a schedule of future  minimum  lease payments for all operating leases as of December 31, 2005:

      Year ending December 31
      -----------------------

      2006......................................................     $ 1,915,879
      2007......................................................       1,433,153
      2008......................................................       1,220,435
      2009......................................................       1,254,067
      2010......................................................       1,288,708
      Thereafter................................................       1,699,218
                                                                     -----------
                                                                     $ 8,811,460
                                                                     ===========

      We  believe  that our  current  balance  of  cash,  cash  equivalents  and
marketable  securities,   and  expected  cash  flows  from  operations  will  be
sufficient to meet our cash requirements for at least the next twelve months.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based
Payment ("SFAS 123R"),  which revises SFAS 123. SFAS 123R also supersedes APB 25 and amends  SFAS No. 95,  Statement  of Cash  Flows.  SFAS 123R  eliminates  the alternative  to account for employee stock options under APB 25 and requires the fair value of all share-based payments to employees (including stock options) be recognized in the income statement,  generally over the vesting period. In March
2005, the Securities and Exchange  Commission  issued Staff Accounting  Bulletin
("SAB") No. 107,  which  provides  additional  implementation  guidance for SFAS
123R.  Among other  things,  SAB 107 provides  guidance on  share-based  payment valuations, income statement classification and presentation,  capitalization of costs and related income tax accounting.

      SFAS 123R provides for adoption  using either the modified  prospective or modified retrospective  transition method. We will adopt SFAS 123R on January 1,
2006, using the modified  prospective  transition  method in which  compensation cost is  recognized  beginning  January  1,  2006 for all  share-based  payments granted on or after that date and for all awards  granted to employees  prior to
January 1, 2006 that remain  unvested on that date. We expect to continue to use the  Black-Scholes-Merton  option  pricing  model to determine the fair value of stock option awards.

      Adoption  of SFAS  123R's  fair  value  method  will have an effect on our results of  operations.  The future  impact of SFAS 123R cannot be  predicted at this time  because it will  depend on levels of  share-based  payments  granted.
However,  had SFAS 123R been  adopted in prior  periods,  the effect  would have approximated  the SFAS 123 pro forma  amounts  disclosed in footnote 1(j) to our accompanying consolidated financial statements.

      SFAS  123R also  requires  the  benefits  of tax  deductions  in excess of recognized  compensation  cost to be reported as a financing  cash flow,  rather than as an operating cash flow as currently  required.  We have historically not realized significant tax benefits associated with tax deductions for stock-based compensation.  Further,  those amounts  cannot be estimated  for future  periods
(because they depend on, among other things,  when  employees  will exercise the stock options and the market price of the Corporation's common stock at the time of exercise).

      In June 2005, the FASB issued SFAS No. 154,  ACCOUNTING  CHANGES AND ERROR
CORRECTIONS  - a  replacement  of APB  Opinion No. 20 and FASB  Statement  No. 3
("SFAS  154").  SFAS 154 replaces APB Opinion No. 20,  ACCOUNTING  CHANGES ("APB
20"),  and SFAS  No.  3,  REPORTING  ACCOUNTING  CHANGES  IN  INTERIM  FINANCIAL
STATEMENTS.  SFAS 154  requires  retrospective  application  to  prior  periods'
financial  statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific  effects or the cumulative effects of the change. APB 20 previously required that most voluntary changes in accounting  principle be  recognized by including in net income in the period of the change the cumulative  effect of changing to the new  accounting  principle.
This  standard  generally  will not apply with  respect to the  adoption  of new accounting  standards,  as new accounting  standards  usually  include  specific transition provisions,  and will not override transition provisions contained in new or existing  accounting  literature.  SFAS 154 is effective for fiscal years beginning  after  December  15,  2005,  and  early  adoption  is  permitted  for accounting  changes and error corrections made in years beginning after the date that SFAS 154 was issued.  The Company does not expect that the adoption of SFAS
154 on  January  1,  2006  will  have a  significant  effect  on its  financials condition or results of operations.

      On December 21, 2004, the Financial  Accounting  Standards  Board ("FASB")
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
that  the  tax  deduction  for  domestic  manufacturing   activities  from  this
legislation  should be  accounted  for as a "special  deduction"  and reduce tax expense in the period(s) the amounts are deductible on the tax return, not as an adjustment of recorded deferred tax assets and liabilities.  FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for  reinvestment or  repatriation of foreign  earnings for purposes of applying
FASB Statement No. 109. The Company has  determined  that it will not repatriate any undistributed foreign earnings under the new tax legislation and, therefore, the legislation as it relates to undistributed foreign earnings will not have an affect on the Company's consolidated financial statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS. Our return on our investments in cash, cash equivalents and marketable securities which aggregated to $36.6 million as of December 31, 2005, is subject to interest  rate risks.  We  regularly  assess  these risks and have established  policies  and  business  practices to manage the market risk of our marketable securities.

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

We do not believe that our results would be materially  affected by a 10% change in interest or foreign exchange rates.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Index to Consolidated Financial Statements                               Page

       Reports of Independent Registered Public Accounting Firm ...........  35

       Consolidated Balance Sheets as of December 31, 2005 and 2004 .......  37

       Consolidated Statements of Operations for the years ended
         December 31, 2005, 2004 and 2003 .................................  38

       Consolidated Statements of Stockholders' Equity and Comprehensive
         Loss for the years ended December 31, 2005, 2004 and 2003 ........  39

       Consolidated Statements of Cash Flows for the years ended
         December 31, 2005, 2004 and 2003 .................................  40

       Notes to Consolidated Financial Statements .........................  41

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FalconStor Software, Inc.:

      We have audited the accompanying consolidated balance sheets of FalconStor
Software,  Inc.  and  subsidiaries  as of December  31,  2005 and 2004,  and the
related  consolidated   statements  of  operations,   stockholders'  equity  and
comprehensive  income  (loss),  and  cash  flows  for  each of the  years in the
three-year  period  ended  December  31,  2005.  These  consolidated   financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audits.

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

      In our opinion,  the consolidated  financial  statements referred to above present fairly, in all material  respects,  the financial position of FalconStor
Software,  Inc.  and  subsidiaries  as of December  31,  2005 and 2004,  and the results  of their  operations  and their cash flows for each of the years in the three-year  period ended  December 31, 2005, in conformity  with U.S.  generally accepted accounting principles.

      We also have  audited,  in  accordance  with the  standards  of the Public
Company  Accounting  Oversight  Board  (United  States),  the  effectiveness  of
FalconStor  Software,  Inc.'s  internal  control over financial  reporting as of
December  31,  2005,  based  on  criteria  established  in  Internal  Control  -
Integrated Framework issued by the Committee of Sponsoring  Organizations of the
Treadway Commission (COSO), and our report,  dated March 15, 2006,  expressed an unqualified  opinion on management's  assessment of, and the effective operation of, internal control over financial reporting.

                                                    /s/   KPMG LLP

Melville, New York
March 15, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FalconStor Software, Inc.:

      We have  audited  management's  assessment,  included in the  accompanying
Management's  Report  on  Internal  Control  Over  Financial   Reporting,   that
FalconStor  Software,  Inc. and subsidiaries (the Company) maintained  effective internal  control over  financial  reporting  as of December 31, 2005,  based on criteria  established in Internal  Control--Integrated  Framework  issued by the
Committee of Sponsoring  Organizations of the Treadway  Commission  (COSO).  The
Company's  management is responsible for maintaining  effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's  assessment  and an opinion on the  effectiveness  of the Company's internal control over financial reporting based on our audit.

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

      In our  opinion,  management's  assessment  that  the  Company  maintained effective internal control over financial  reporting as of December 31, 2005, is fairly  stated,  in all  material  respects,  based on criteria  established  in
Internal Control--Integrated Framework issued by COSO. Also, in our opinion, the
Company  maintained,  in all material respects,  effective internal control over financial  reporting as of December 31, 2005,  based on criteria  established in
Internal Control--Integrated Framework issued by COSO.

      We also have  audited,  in  accordance  with the  standards  of the Public
Company  Accounting  Oversight Board (United States),  the consolidated  balance sheets  of the  Company  as of  December  31,  2005 and  2004,  and the  related consolidated  statements of operations,  stockholders'  equity and comprehensive income  (loss),  and cash flows for each of the years in the  three-year  period ended  December 31, 2005,  and our report  dated,  March 15, 2006,  expressed an unqualified opinion on those consolidated financial statements.

                                                 /s/  KPMG LLP

Melville, New York
March 15, 2006

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,
                                                                                         ------------
                                                                                      2005             2004
                                                                                 ------------     ------------

                                     ASSETS
Current assets:
   Cash and cash equivalents ................................................    $ 18,796,973     $ 15,484,573
   Marketable securities ....................................................      17,833,683       18,488,616
   Accounts receivable, net of allowances of $3,846,882 and
     $2,551,616, respectively ...............................................      15,187,408       10,269,822
   Prepaid expenses and other current assets ................................         911,715          629,036
                                                                                 ------------     ------------

         Total current assets ...............................................      52,729,779       44,872,047

Property and equipment, net of accumulated depreciation of
  $7,150,762 and $4,698,025, respectively ...................................       5,277,609        4,662,269
Goodwill ....................................................................       3,512,796        3,512,796
Other intangible assets, net ................................................         216,864          307,620
Other assets, net ...........................................................       2,236,725        2,719,460
                                                                                 ------------     ------------

         Total assets .......................................................    $ 63,973,773     $ 56,074,192
                                                                                 ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..........................................................    $  1,152,228     $    821,433
  Accrued expenses ..........................................................       4,522,212        3,501,034
  Deferred revenue ..........................................................       7,401,018        4,097,279
                                                                                 ------------     ------------

         Total current liabilities ..........................................      13,075,458        8,419,746

Deferred revenue ............................................................       2,240,208        1,290,496
                                                                                 ------------     ------------

         Total liabilities ..................................................      15,315,666        9,710,242
                                                                                 ------------     ------------

 Commitments and Contingencies

 Stockholders' equity:
  Preferred stock - $.001 par value, 2,000,000 shares authorized, none issued              --               --
    Common stock - $.001 par value, 100,000,000 shares authorized,
      48,441,614 and 47,768,755 shares issued, respectively and 47,892,014
      and 47,491,655 shares outstanding, respectively .......................          48,442           47,769
  Additional paid-in capital ................................................      87,342,747       85,400,740
  Accumulated deficit .......................................................     (34,659,329)     (36,952,436)
  Common stock held in treasury, at cost (549,600 and 277,100 shares,
     respectively) ..........................................................      (3,632,930)      (1,714,775)
  Accumulated other comprehensive loss, net .................................        (440,823)        (417,348)
                                                                                 ------------     ------------

         Total stockholders' equity .........................................      48,658,107       46,363,950
                                                                                 ------------     ------------
         Total liabilities and stockholders' equity .........................    $ 63,973,773     $ 56,074,192
                                                                                 ============     ============

          See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Years Ended December 31,

                                                   2005            2004             2003
                                               ------------    ------------     ------------

Revenues:
  Software license revenue ................    $ 29,544,467    $ 21,487,866     $ 12,250,616
  Maintenance revenue .....................       7,593,804       4,442,724        2,473,504
  Software services and other revenue .....       3,825,832       2,778,088        2,220,015
                                               ------------    ------------     ------------
                                                 40,964,103      28,708,678       16,944,135
                                               ------------    ------------     ------------

Operating expenses:
  Amortization of purchased and capitalized
     software .............................         781,500       1,393,908        1,394,301
  Cost of maintenance, software services
     and other revenue ....................       6,114,112       4,150,309        2,580,141
  Software development costs ..............      12,039,488       9,050,092        7,067,605
  Selling and marketing ...................      16,109,440      14,277,167       10,966,548
  General and administrative ..............       4,212,769       5,108,516        2,878,192
  Litigation settlement ...................              --       1,300,000               --
  Lease abandonment charge ................              --              --          550,162
                                               ------------    ------------     ------------
                                                 39,257,309      35,279,992       25,436,949
                                               ------------    ------------     ------------
       Operating income (loss) ............       1,706,794      (6,571,314)      (8,492,814)
                                               ------------    ------------     ------------

Interest and other income, net ............         705,063         714,412        1,121,391
Other .....................................              --              --           35,000
                                               ------------    ------------     ------------

       Income (loss) before income taxes ..       2,411,857      (5,856,902)      (7,336,423)

 Provision for income taxes ...............         118,750          31,945           32,532
                                               ------------    ------------     ------------

       Net income (loss) ..................    $  2,293,107    $ (5,888,847)    $ (7,368,955)
                                               ------------    ------------     ------------

 Basic net income (loss) per share ........    $       0.05    $      (0.13)    $      (0.16)
                                               ============    ============     ============

 Diluted net income (loss) per share ......    $       0.05    $      (0.13)    $      (0.16)
                                               ============    ============     ============

 Basic weighted average common shares
  outstanding .............................      47,662,446      46,967,422       45,967,830
                                               ============    ============     ============

 Diluted weighted average common shares
  outstanding .............................      50,776,396      46,967,422       45,967,830
                                               ============    ============     ============

          See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                                  Additional
                                    Common         paid-in          Deferred        Accumulated
                                    stock          capital        compensation        deficit
                                 ------------    ------------     ------------     ------------

Balance, December 31, 2002 ..    $     45,528    $ 81,423,661     $   (471,445)    $(23,694,634)

Issuance of stock options to
  non-employees .............              --          86,875               --               --

Exercise of stock options ...           1,217         850,600               --               --

Amortization of deferred
  compensation ..............              --              --          463,476               --

Net loss ....................              --              --               --       (7,368,955)

Adjustment to the fair value
  of the net tangible assets
  acquired in the NPI merger               --         916,845               --               --

Change in unrealized loss on
  marketable securities, net               --              --               --               --

Foreign currency translation
  adjustment ................              --              --               --               --
                                 ------------    ------------     ------------     ------------

Balance, December 31, 2003 ..    $     46,745    $ 83,277,981     $     (7,969)    $(31,063,589)

Issuance of stock options to
  non-employees .............              --          87,023               --               --

Exercise of stock options ...           1,024       2,035,736               --               --

Amortization of deferred
  compensation ..............              --              --            7,969               --

Net loss ....................              --              --               --       (5,888,847)

Acquisition of treasury stock              --              --               --               --

Change in unrealized loss on
  marketable securities, net               --              --               --               --

Foreign currency translation
  adjustment ................              --              --               --               --
                                 ------------    ------------     ------------     ------------

Balance, December 31, 2004 ..    $     47,769    $ 85,400,740     $         --     $(36,952,436)

Issuance of stock options to
  non-employees .............              --         (32,860)              --               --

Exercise of stock options,
  including tax benefit .....             673       1,974,867               --               --

Amortization of deferred
  compensation ..............              --              --               --               --

Net income ..................              --              --               --        2,293,107

Acquisition of treasury stock              --              --               --               --

Change in unrealized loss on
  marketable securities, net               --              --               --               --

Foreign currency translation
  adjustment ................              --              --               --               --
                                 ------------    ------------     ------------     ------------

Balance, December 31, 2005 ..    $     48,442    $ 87,342,747     $         --     $(34,659,329)
                                 ------------    ------------     ------------     ------------

                                                  Accumulated
                                                     other
                                                 comprehensive        Total        Comprehensive
                                   Treasury          income        stockholders'       income
                                     stock           (loss)           equity           (loss)
                                 ------------    -------------     -------------   -------------

Balance, December 31, 2002 ..    $ (1,435,130)    $     33,073     $ 55,901,053

Issuance of stock options to
  non-employees .............              --               --           86,875               --

Exercise of stock options ...              --               --          851,817               --

Amortization of deferred
  compensation ..............              --               --          463,476               --

Net loss ....................              --               --       (7,368,955)      (7,368,955)

Adjustment to the fair value
  of the net tangible assets
  acquired in the NPI merger               --               --          916,845               --

Change in unrealized loss on
  marketable securities, net               --         (214,394)        (214,394)        (214,394)

Foreign currency translation
  adjustment ................              --          (81,168)         (81,168)         (81,168)
                                 ------------     ------------     ------------     ------------

Balance, December 31, 2003 ..    $ (1,435,130)    $   (262,489)    $ 50,555,549     $ (7,664,517)
                                                                                    ============

Issuance of stock options to
  non-employees .............              --               --           87,023               --

Exercise of stock options ...              --               --        2,036,760               --

Amortization of deferred
  compensation ..............              --               --            7,969               --

Net loss ....................              --               --       (5,888,847)      (5,888,847)

Acquisition of treasury stock        (279,645)              --         (279,645)              --

Change in unrealized loss on
  marketable securities, net               --         (148,849)        (148,849)        (148,849)

Foreign currency translation
  adjustment ................              --           (6,010)          (6,010)          (6,010)
                                 ------------     ------------     ------------     ------------

Balance, December 31, 2004 ..    $ (1,714,775)    $   (417,348)    $ 46,363,950     $ (6,043,706)
                                                                                    ============

Issuance of stock options to
  non-employees .............              --               --          (32,860)              --

Exercise of stock options,
  including tax benefit .....              --               --        1,975,540               --

Amortization of deferred
  compensation ..............              --               --               --               --

Net income ..................              --               --        2,293,107        2,293,107

Acquisition of treasury stock      (1,918,155)              --       (1,918,155)              --

Change in unrealized loss on
  marketable securities, net               --          218,523          218,523          218,523

Foreign currency translation
  adjustment ................              --         (241,998)        (241,998)        (241,998)
                                 ------------     ------------     ------------     ------------

Balance, December 31, 2005 ..    $ (3,632,930)    $   (440,823)    $ 48,658,107     $  2,269,632
                                 ------------     ------------     ------------     ------------

          See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Years Ended December 31,

                                                             2005             2004             2003
                                                         ----------------------------------------------

Cash flows from operating activities:
   Net income (loss) ................................    $  2,293,107     $ (5,888,847)    $ (7,368,955)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation and amortization ................       3,505,562        3,656,212        2,759,030
       Non-cash professional services expenses ......         (32,860)          87,023           86,875
       Realized loss on marketable securities .......         270,026           17,795               --
       Tax benefit from stock option exercise .......          33,000               --               --
       Equity-based compensation expense ............              --            7,969          463,476
       Provision for returns and doubtful accounts ..       4,340,102        3,296,275        1,700,100
     Changes in operating assets and liabilities:
       Accounts receivable ..........................      (9,274,971)      (6,456,175)      (4,524,130)
       Prepaid expenses and other current assets ....        (291,693)         636,208         (137,115)
       Other assets .................................         (50,401)        (251,038)        (227,711)
       Accounts payable .............................         354,471          259,128          125,217
       Accrued expenses .............................       1,104,416          791,498          761,827
       Deferred revenue .............................       4,234,918        2,789,987          415,059
                                                         ------------     ------------     ------------
         Net cash provided by (used in) operating
           activities ...............................       6,485,677       (1,053,965)      (5,946,327)
                                                         ------------     ------------     ------------
Cash flows from investing activities:
   Purchase of marketable securities ................     (61,264,424)     (33,897,295)      (8,537,284)
   Sale of marketable securities ....................      61,867,854       43,441,277       17,034,096
   Purchase of investments ..........................              --               --         (137,710)
   Purchase of property and equipment ...............      (3,161,383)      (2,842,792)      (2,998,908)
   Purchase of software licenses ....................        (108,000)         (50,000)      (1,821,000)
   Purchase of intangible assets ....................        (126,241)        (131,392)        (246,697)
   Net cash paid for acquisition of IP Metrics ......              --         (214,009)        (287,130)
   Security deposits ................................              --           (4,500)        (500,000)
                                                         ------------     ------------     ------------
     Net cash provided by (used in) investing
       activities ...................................      (2,792,194)       6,301,289        2,505,367
                                                         ------------     ------------     ------------
Cash flows from financing activities:
   Proceeds from exercise of stock options ..........       1,942,540        2,036,760          851,817
   Payments to acquire treasury stock ...............      (1,918,155)        (279,645)              --
                                                         ------------     ------------     ------------

     Net cash provided by financing activities ......          24,385        1,757,115          851,817
                                                         ------------     ------------     ------------

Cash flows from discontinued operations (all
  operating activities in 2003):
     Payments of liabilities of discontinued
       operations ...................................              --               --       (3,034,620)
                                                         ------------     ------------     ------------

Effect of exchange rate changes .....................        (405,468)          (6,010)         (81,168)
                                                         ------------     ------------     ------------

Net increase (decrease) in cash and cash equivalents        3,312,400        6,998,429       (5,704,931)

Cash and cash equivalents, beginning of year ........      15,484,573        8,486,144       14,191,075
                                                         ------------     ------------     ------------

Cash and cash equivalents, end of year ..............    $ 18,796,973     $ 15,484,573     $  8,486,144
                                                         ============     ============     ============

Increase in additional paid-in capital resulting
  from an adjustment to reduce the fair value of the
  liabilities of discontinued operations assumed in
  the merger with NPI (Note 2) ......................    $         --     $         --     $    916,845
                                                         ============     ============     ============

Cash paid for income taxes ..........................    $     21,583     $     24,554     $     48,351
                                                         ============     ============     ============

      The  Company  did not pay any  interest  expense for the three years ended
December 31, 2005.

          See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2005

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

(C) CASH EQUIVALENTS AND MARKETABLE SECURITIES

      The Company  considers  all highly liquid  investments  with a maturity of three months or less when purchased to be cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$12.4  million and $10.9  million at December  31, 2005 and 2004,  respectively.
Marketable  securities  at December 31, 2005 and 2004  amounted to $17.8 million and $18.5 million, respectively, and consisted of corporate bonds and government securities,  which  are  classified  as  available  for sale,  and  accordingly, unrealized  gains  and  losses  on  marketable  securities  are  reflected  as a component of accumulated other comprehensive loss in stockholders' equity.

(D) REVENUE RECOGNITION

      The Company  recognizes  revenue from software licenses in accordance with
Statement of Position ("SOP") 97-2, SOFTWARE REVENUE  RECOGNITION.  Accordingly,
revenue for  software  licenses is  recognized  when  persuasive  evidence of an arrangement exists, the fee is fixed and determinable, the software is delivered and  collection  of  the  resulting  receivable  is  deemed  probable.  Software delivered to a customer on a trial basis is not  recognized  as revenue  until a permanent key is delivered to the customer.  Reseller  customers  typically send the Company a purchase order only when they have an end user identified.  When a customer  licenses  software  together  with the  purchase of  maintenance,  the
Company  allocates  a  portion  of the fee to  maintenance  for its fair  value.
Software  maintenance  fees are deferred and recognized as revenue  ratably over the term of the arrangement.  The long-term  portion of deferred revenue relates to maintenance contracts with terms in excess of one year. The cost of providing technical  support is included  in cost of  revenues.  The  Company  provides an allowance  for software  product  returns as a reduction of revenue,  based upon historical experience and known or expected trends.

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

      For the years ended  December 31, 2005 and 2004, the Company had a limited number of transactions in which it purchased  hardware and bundled this hardware with the Company's software and sold the bundled solution to its customer. Since the software is not essential for the functionality of the equipment included in the Company's bundled  solutions,  and both the hardware and software have stand alone value to the customer,  a portion of the contractual fees is recognized as revenue when the software or hardware is  delivered  based on the relative  fair value of the delivered element(s).

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

(F) GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill  represents  the excess of the purchase  price over the estimated fair value of net  tangible  and  identifiable  intangible  assets  acquired  in
business  combinations.   Consistent  with  Statement  of  Financial  Accounting
Standards  ("SFAS") 142, GOODWILL AND OTHER INTANGIBLE  ASSETS,  the Company has
not amortized  goodwill related to its acquisitions,  but has instead tested the balance for impairment.  The Company's annual impairment assessment is performed on  December  31st of each  year,  and  additionally  if  events or  changes  in circumstances  indicate  that it is more  likely  than  not  that  the  asset is impaired.  Identifiable intangible assets are amortized over a three-year period using the straight-line method.  Amortization expense was $216,997, $220,712 and
$159,248 for 2005,  2004 and 2003,  respectively.  The gross carrying amount and accumulated  amortization of other intangible assets as of December 31, 2005 and
December 31, 2004 are as follows:

                                                         December 31,  December 31,
                                                             2005          2004
                                                         ------------  ------------

      Customer relationships and purchased technology:

      Gross carrying amount ..........................    $ 216,850     $ 216,850
      Accumulated amortization .......................     (216,850)     (180,708)
                                                          ---------     ---------

        Net carrying amount ..........................    $      --     $  36,142
                                                          =========     =========

      Patents:
      Gross carrying amount ..........................    $ 649,864     $ 523,623
      Accumulated amortization .......................     (433,000)     (252,145)
                                                          ---------     ---------

        Net carrying amount ..........................    $ 216,864     $ 271,478
                                                          =========     =========

(G) SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE TECHNOLOGY

      Costs  associated  with  the  development  of new  software  products  and enhancements  to existing  software  products  are  expensed  as incurred  until technological  feasibility  of the  product has been  established.  Based on the
Company's product development process,  technological feasibility is established upon completion of a working model.  The Company did not capitalize any software development costs until its initial product reached technological feasibility at the end of March 2001. Until such product was released,  the Company capitalized
$94,570 of software development costs, of which $7,881 and $31,523 was amortized for  the  years  ended  December  31,  2004  and  2003,  respectively.  Software development  costs  were  fully  amortized  as of the  first  quarter  of  2004.
Amortization  of  software  development  costs is  recorded  at the  greater  of straight  line over three  years or the ratio of current  revenue of the related products to total current and anticipated future revenue of these products.

      Purchased  software   technology  of  $372,306  and  $1,045,806,   net  of
accumulated  amortization  of $4,646,694  and  $3,865,194,  is included in other assets in the balance  sheets as of December  31, 2005 and  December  31,  2004, respectively.  Amortization  expense was $781,500,  $1,386,027 and 1,362,778 for the years ended December 31, 2005, 2004 and 2003, respectively.  Amortization of purchased  software  technology  is recorded at the greater of the straight line basis over the products estimated  remaining life or the ratio of current period revenue of the related products to total current and anticipated  future revenue of these products.

      As of December 31,  2005,  amortization  expense on existing  identifiable intangible assets and purchased software technology will be $443,457,  $104,451, and $41,262 for the years ended December 31, 2006, 2007 and 2008,  respectively.
Such assets will be fully amortized at December 31, 2008.

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

                                                              2005             2004             2003
                                                          ------------     ------------     ------------

Net income (loss) as reported ........................    $  2,293,107     $ (5,888,847)    $ (7,368,955)

Add stock-based employee compensation expense included
      in reported net loss, net of tax ...............              --            7,969          463,476

Deduct total stock-based employee compensation expense
      determined under fair-value-based method for all
      awards, net of tax .............................      (8,565,701)      (8,268,471)      (4,930,656)
                                                          ------------     ------------     ------------
Net loss - pro forma .................................    $ (6,272,594)    $(14,149,349)    $(11,836,135)
                                                          ============     ============     ============

Diluted net income (loss) per common share-as reported    $       0.05     $      (0.13)    $      (0.16)

Diluted net loss per common share-pro forma ..........    $      (0.13)    $      (0.30)    $      (0.26)

The per share weighted  average fair value of stock options granted during 2005,
2004 and 2003 was  $4.52,  $6.55 and $5.60,  respectively,  on the date of grant using  the  Black-Scholes  option-pricing  method  with the  following  weighted average  assumptions:  2005 - expected  dividend yield of 0%, risk free interest rate ranging from 3.7% to 4.6%,  expected stock  volatility  ranging from 61% to
65% and an expected option life of six years for options granted to employees of
the  Company,   and  an  option  life  of  ten  years  for  options  granted  to non-employees;

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

(K) FINANCIAL INSTRUMENTS

      As of  December  31,  2005  and  2004,  the fair  value  of the  Company's financial instruments including cash and cash equivalents,  accounts receivable, accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

(L) FOREIGN CURRENCY

      Assets and  liabilities  of foreign  operations are translated at rates of exchange at the end of the period, while results of operations are translated at average  exchange  rates in effect for the period.  Unrealized  gains and losses from the  translation  of foreign  assets and  liabilities  are  classified as a separate  component  of  stockholders'  equity.  Realized  gains and losses from foreign  currency  transactions  are included in the  statements  of  operations within interest and other income,  net. Such amounts have  historically not been material.

(M) EARNINGS PER SHARE (EPS)

      Basic EPS is computed  based on the weighted  average  number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to net losses for the years ended  December 31, 2004 and 2003, all common stock  equivalents  for these  periods were excluded from diluted net loss per share.  As of December 31, 2005,  2004 and 2003,  potentially  dilutive common stock  equivalents  included  10,200,908,  8,973,358 and 9,860,425  stock options  outstanding,  respectively.  As of December  31,  2005,  2004 and 2003, potentially  dilutive common stock  equivalents  also included  750,000 warrants outstanding.

      The  following   represents  a   reconciliation   of  the  numerators  and
denominators of the basic and diluted earnings per share ("EPS") computation:

                          Twelve Months Ended December 31, 2005        Twelve Months Ended December 31, 2004

                        Net Income       Shares       Per Share     Net Income         Shares        Per Share
                       (Numerator)   (Denominator)      Amount      (Numerator)    (Denominator)      Amount
                       -----------   -------------   -----------    -----------    -------------   ------------

Basic EPS .........    $ 2,293,107     47,662,446    $      0.05    $(5,888,847)     46,967,422    $      (0.13)
                       -----------    -----------    -----------    -----------     -----------    ------------

Effect of dilutive
securities:
     Stock Options                      3,113,950                                            --

Diluted EPS            $ 2,293,107     50,776,396    $      0.05    $(5,888,847)     46,967,422    $      (0.13)
                       ===========    ===========    ===========    ===========     ===========    ============

                         Twelve Months Ended December 31, 2003

                       Net Income       Shares        Per Share
                       (Numerator)   (Denominator)      Amount
                       -----------   -------------   -----------

Basic EPS .........    $(7,368,955)    45,967,830    $     (0.16)
                       -----------    -----------    -----------

Effect of dilutive
securities:
     Stock Options                             --

Diluted EPS            $(7,368,955)    45,967,830    $     (0.16)
                       ===========    ===========    ===========

(N) COMPREHENSIVE INCOME (LOSS)

      Comprehensive  income (loss)  includes the  Company's  net income  (loss), foreign  currency  translation  adjustments and unrealized  losses on marketable securities.  Components of comprehensive income (loss) were comprised of foreign currency  translation  adjustment losses of $391,540 and $149,542 as of December
31, 2005 and 2004,  respectively and unrealized losses on marketable  securities of $49,283 and $267,806 as of December 31, 2005 and 2004, respectively.

(O) USE OF ESTIMATES

      The  preparation  of financial  statements  in conformity  with  generally accepted  accounting  principles  requires  management  to  make  estimates  and assumptions  that  affect the  reported  amounts of assets and  liabilities  and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. The Company's  significant  estimates include those related to revenue recognition,  accounts receivable  allowances and deferred income taxes.
Actual results could differ from those estimates.

(P) NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), SHARE-BASED
PAYMENT ("SFAS 123R"),  which revises SFAS 123. SFAS 123R also supersedes APB 25 and amends  SFAS No. 95,  STATEMENT  OF CASH  FLOWS.  SFAS 123R  eliminates  the alternative  to account for employee stock options under APB 25 and requires the fair value of all share-based payments to employees (including stock options) be recognized in the income statement,  generally over the vesting period. In March
2005, the Securities and Exchange  Commission  issued Staff Accounting  Bulletin
("SAB") No. 107,  which  provides  additional  implementation  guidance for SFAS
123R.  Among other  things,  SAB 107 provides  guidance on  share-based  payment valuations, income statement classification and presentation,  capitalization of costs and related income tax accounting.

      SFAS 123R provides for adoption  using either the modified  prospective or modified  retrospective  transition  method. The Company will adopt SFAS 123R on
January 1,  2006,  using the  modified  prospective  transition  method in which compensation  cost is recognized  beginning  January 1, 2006 for all share-based payments  granted on or after that date and for all awards  granted to employees prior to January 1, 2006 that remain unvested on that date.

      Adoption  of SFAS  123R's  fair  value  method  will have an effect on the
Company's  results  of  operations.  The  future  impact of SFAS 123R  cannot be predicted at this time because it will depend on levels of share-based  payments granted.  However, had SFAS 123R been adopted in prior periods, the effect would have approximated the SFAS 123 pro forma amounts disclosed in footnote 1(j).

      SFAS  123R also  requires  the  benefits  of tax  deductions  in excess of recognized  compensation  cost to be reported as a financing  cash flow,  rather than  as  an  operating  cash  flow  as  currently  required.  The  Company  has historically not realized  significant  benefits  associated with tax deductions for  stock-based  compensation.  Further,  those amounts cannot be estimated for future periods (because they depend on, among other things,  when employees will exercise the stock options and the market price of the Company's common stock at the time of exercise).

      In June 2005, the FASB issued SFAS No. 154,  ACCOUNTING  CHANGES AND ERROR
CORRECTIONS  - a  replacement  of APB  Opinion No. 20 and FASB  Statement  No. 3
("SFAS  154").  SFAS 154 replaces APB Opinion No. 20,  ACCOUNTING  CHANGES ("APB
20"),  and SFAS  No.  3,  REPORTING  ACCOUNTING  CHANGES  IN  INTERIM  FINANCIAL

STATEMENTS.  SFAS 154  requires  retrospective  application  to  prior  periods'
financial  statements of a voluntary change in accounting principle unless it is impracticable to determine either the period-specific  effects or the cumulative effects of the change. APB 20 previously required that most voluntary changes in accounting  principle be  recognized by including in net income in the period of the change the cumulative  effect of changing to the new  accounting  principle.
This  standard  generally  will not apply with  respect to the  adoption  of new accounting  standards,  as new accounting  standards  usually  include  specific transition provisions,  and will not override transition provisions contained in new or existing  accounting  literature.  SFAS 154 is effective for fiscal years beginning  after  December  15,  2005,  and  early  adoption  is  permitted  for accounting  changes and error corrections made in years beginning after the date that SFAS 154 was issued.  The Company does not expect that the adoption of SFAS
154 on January 1, 2006 will have a significant effect on its financial condition or results of operations.

      On December 21, 2004, the Financial  Accounting  Standards  Board ("FASB")
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
that  the  tax  deduction  for  domestic  manufacturing   activities  from  this
legislation  should be  accounted  for as a "special  deduction"  and reduce tax expense in the period(s) the amounts are deductible on the tax return, not as an adjustment of recorded deferred tax assets and liabilities.  FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for  reinvestment or  repatriation of foreign  earnings for purposes of applying
FASB Statement No. 109. The Company has  determined  that it will not repatriate any undistributed foreign earnings under the new tax legislation and, therefore, the legislation as it relates to undistributed foreign earnings will not have an affect on the Company's consolidated financial statements.

(Q) RECLASSIFICATIONS

      Certain  reclassifications  have  been made to prior  years'  consolidated financial statement presentations to conform to the current year's presentation.

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

(3) PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                            December 31,     December 31,
                                                2005             2004
                                            ------------     ------------

      Computer hardware and software        $ 11,410,607     $  8,542,374

      Furniture and equipment                    501,861          503,819

      Leasehold improvements                     502,895          314,101

      Automobile                                  13,008               --
                                            ------------     ------------

                                              12,428,371        9,360,294

      Less accumulated depreciation           (7,150,762)      (4,698,025)
                                            ------------     ------------

                                            $  5,277,609     $  4,662,269
                                            ============     ============

      Depreciation expense was $2,452,737,  $2,041,592,  and $1,205,839 in 2005,
2004, and 2003, respectively.

(4) MARKETABLE SECURITIES

      The Company's investments consist of available-for-sale  securities, which are  carried at fair  value,  with  unrealized  gains and losses  reported  as a separate  component of  stockholders'  equity.  Unrealized  gains and losses are computed on the specific  identification method. Realized gains, realized losses and declines in value judged to be  other-than-temporary,  are included in other income. The cost of available-for-sale securities sold are based on the specific identification  method and  interest  earned is included  in interest  and other income.

      The cost and fair values of the  Company's  available-for-sale  marketable securities as of December 31, 2005, are as follows:

                                  Aggregate        Cost        Unrealized      Unrealized
                                  Fair Value       Basis          Gains          Losses
                                 -----------    -----------    -----------    -----------

      Auction rate securities    $10,098,031    $10,098,031    $        --    $        --

      Government securities        6,394,262      6,431,432             --         37,170

      Corporate bonds              1,341,390      1,353,503             --         12,113
                                 -----------    -----------    -----------    -----------

                                 $17,833,683    $17,882,966    $        --    $    49,283
                                 ===========    ===========    ===========    ===========

      As of  December  31,  2005 there are 3  corporate  bonds and 2  government securities which are in an unrealized loss position. Based on the credit ratings of these securities and the timing of their respective  maturities,  there is no reason to  believe  the  Company  will be  unable to  collect  all  amounts  due according to the contractual terms of these securities. Unrealized losses on the
Company's  available-for-sales   securities  have  not  been  determined  to  be
other-than-temporary due principally to the Company's intent and ability to hold these  securities  for a period of time  sufficient  to recover the value of the investments.

      The cost and fair values of the  Company's  available-for-sale  marketable securities as of December 31, 2004, are as follows:

                                  Aggregate        Cost         Unrealized     Unrealized
                                  Fair Value       Basis          Gains          Losses
                                 -----------    -----------    -----------    -----------

      Auction rate securities    $ 8,960,511    $ 8,960,511    $        --    $        --

      Government securities        6,901,663      6,920,615             --         18,952

      Corporate bonds              2,626,442      2,875,296             --        248,854
                                 -----------    -----------    -----------    -----------

                                 $18,488,616    $18,756,422    $        --    $   267,806
                                 ===========    ===========    ===========    ===========

      The  cost  basis  and  fair  value  of  available-for-sale  securities  by contractual maturity as of December 31, 2005, were as follows:

                                                                  Fair
                                                  Cost            Value
                                              -----------      -----------

      Due within one year                     $15,866,571      $15,838,499

      Due between one and two years             2,016,395        1,995,184
                                              -----------      -----------

                                              $17,882,966      $17,833,683
                                              ===========      ===========

(5) ACCRUED EXPENSES

      Accrued expenses are comprised of the following:

                                                 December 31,  December 31,
                                                     2005          2004
                                                 ------------  ------------

      Accrued compensation                        $1,517,115    $1,088,656

      Accrued consulting and professional fees       598,674       899,678

      Accrued marketing and promotion                229,675       193,592

      Other accrued expenses                       1,640,645       770,821

      Accrued hardware purchases                      38,946        73,252

      Accrued and deferred rent                      497,157       475,035
                                                  ----------    ----------

                                                  $4,522,212    $3,501,034
                                                  ==========    ==========

6) INCOME TAXES

      The  provision  for income  taxes for the year ended  December 31, 2005 is comprised of Federal  Alternative  Minimum  Tax,  state income taxes and foreign income taxes.  The  provision  for income taxes for the year ended  December 31,
2004 is comprised  solely of foreign income taxes.  The tax effects of temporary differences that give rise to the Company's deferred tax assets (liabilities) as of December 31, 2005 and 2004 are as follows:

                                       48

                                                                         2005             2004
                                                                    ------------     ------------

      U.S. Federal net operating loss carryforwards (FalconStor)    $ 11,123,022     $ 11,664,300
      U.S. Federal net operating loss carryforwards (NPI)             31,711,302       31,711,100
      Foreign net operating loss carryforwards                           941,369          335,100
      State net operating loss carryforwards                           1,065,636        1,715,300
      Start-up costs not currently deductible for taxes                   90,100          271,300
      Depreciation                                                      (358,207)        (584,300)
      Compensation                                                       348,562          361,300
      Tax credit carryforwards                                         1,889,255        1,433,200
      Deferred revenue                                                   650,555        1,977,400
      Capital loss carryforward                                          847,901          883,400
      Lease abandonment charge                                            77,327          111,800
      Allowance for receivables                                        1,440,036          995,100
      Patent                                                              99,194          113,500
      Other                                                               11,636            8,100
                                                                    ------------     ------------
                                                                      49,937,688       50,996,600
           Valuation allowance                                       (49,937,688)     (50,996,600)
                                                                    ------------     ------------
                                                                    $         --     $         --
                                                                    ============     ============

      The  difference  between the  provision  for income taxes  computed at the
Federal  statutory rate and the reported  amount of tax expense  attributable to loss before income taxes for the years ended  December 31, 2005,  2004 and 2003, are as follows:

                                                                          2005            2004            2003
                                                                      -----------     -----------     -----------

      Tax recovery at Federal statutory rate                          $   820,031     $(1,991,300)    $(2,494,400)
      Increase (reduction) in income taxes resulting from:
          State and local taxes, net of Federal income tax benefit        885,733         809,300        (318,000)
          Non-deductible expenses                                         302,207          47,600          41,900
          Compensation                                                         --           2,700         157,600
          Foreign tax credit                                                   --          (6,100)        (90,000)
          Net effect of foreign operations                                128,150         164,800            (900)
          Research and development credit                                (433,013)       (360,100)       (272,200)
          Increase (decrease) in valuation allowance                   (1,584,358)      1,365,000       3,008,600
                                                                      -----------     -----------     -----------

                                                                      $   118,750     $    31,900     $    32,600
                                                                      ===========     ===========     ===========

      The components of the Company's current income tax provision for the years ended December 31, 2005, 2004 and 2003 are as follows:

                                      2005           2004           2003
                                    --------       --------       --------

      Federal                       $ 55,887       $     --       $     --
      State and local                  1,113             --             --
      Foreign                         61,750         31,900         32,600
                                    --------       --------       --------
                                    $118,750       $ 31,900       $ 32,600
                                    ========       ========       ========

      Income  (loss)  before  provision  for  income  taxes for the years  ended
December 31, 2005, 2004 and 2003 are as follows:

                                    2005            2004            2003
                                -----------     -----------     -----------

      Domestic income (loss)    $ 4,390,212     $(5,466,000)    $(7,434,000)
      Foreign income (loss)      (1,978,355)       (391,000)         98,000
                                -----------     -----------     -----------
                                $ 2,411,857     $(5,857,000)    $(7,336,000)
                                ===========     ===========     ===========

      As of December 31, 2005,  the Company had U.S.  Federal net operating loss carryforwards of approximately  $32,714,800 which expire from 2020 through 2025.
In  addition,  as of the date of the  merger  described  in Note 2, NPI had U.S.
Federal net operating loss carryforwards of $93,268,500 that starts to expire in
December,  2012.  As of December 31, 2005,  the Company had state net  operating loss  carryforwards of approximately  $20,682,000  which expire starting in 2007 through  2025.  As of December 31, 2005,  the Company had foreign net  operating loss carryforwards of approximately  $3,083,600.  At December 31, 2005 and 2004, the Company established a valuation allowance against its deferred tax assets to an amount that is  more-likely-than-not  realizable  due to the Company's  prior history of pre-tax  losses and  uncertainty  about the timing of and  ability to generate  taxable  income in the future.  Due to the  Company's  various  equity transactions,  which resulted in a change of control, the utilization of certain tax loss  carryforwards  is subject to annual  limitations  imposed by  Internal
Revenue Code Section 382. NPI experienced  such an ownership  change as a result of the merger.  As such, the Company's  ability to use its NOL  carryforwards to offset taxable income in the future may be significantly  limited. If the entire
deferred   tax  asset  were   realized,   $4,628,100   would  be   allocated  to
paid-in-capital  with the remainder  reducing income tax expense.  Of the amount allocable  to  paid-in-capital,  $2,336,800  related  to the tax  effect  of the deductions for payments of the  liabilities of  discontinued  operations and the balance of $2,291,300 related to the tax effect of compensation  deductions from exercises of employee and consultant stock options.

(7) STOCKHOLDERS' EQUITY

      In  September,  2003,  the Company  entered into a worldwide OEM agreement with a major technology  company (the "OEM"), and granted to the OEM warrants to purchase  750,000 shares of the Company's common stock with an exercise price of
$6.18 per share.  A portion of the  warrants  may vest  annually  subject to the
OEM's  achievement of pre-defined and mutually agreed upon sales objectives over a three-year  period  beginning  June 1, 2004. If the OEM  generates  cumulative revenues to the Company in the mid-eight  figure dollar range from reselling the
Company's products then all the warrants granted will vest. Any warrants that do not vest by the end of the  three-year  period  will  expire.  If and when it is probable that all or a portion of the warrants will vest, the then fair value of the warrants  earned will be recorded as a reduction  of revenue.  Subsequently, each quarter the Company will apply variable accounting to adjust such amount to reflect the fair value of the warrants until they vest. As of December 31, 2005, the Company had not  generated  any revenues  from this OEM and  accordingly  no warrants had vested.

(8) STOCK OPTION PLANS

      As of May 1, 2000, the Company adopted the FalconStor Software,  Inc. 2000
Stock  Option  Plan  (the  "Plan").  The Plan is  administered  by the  Board of
Directors  and,  as  amended,  currently  provides  for  the  issuance  of up to
14,162,296 options to employees, consultants and non-employee directors. Options may be incentive ("ISO") or non-qualified.  Exercise prices of ISOs granted must be at least  equal to the fair value of the  common  stock on the date of grant, and have terms not greater than ten years,  except those to an employee who owns stock with  greater  than 10% of the voting power of all classes of stock of the
Company,  in which case they must have an option price at least 110% of the fair value of the stock, and expire no later than five years from the date of grant.

      Certain of the options  granted to employees had exercise prices less than the fair  value of the  common  stock on the date of grant,  which  resulted  in deferred compensation of $1,028,640 and $496,960 in 2001 and 2000, respectively.
The  amortization  of deferred  compensation  amounted to $7,969 and $463,476 in
2004 and 2003, respectively. Deferred compensation was fully amortized as of the first quarter of 2004.

      The Company  granted  options to purchase an aggregate of 50,000 shares of common stock to certain  non-employee  consultants in exchange for  professional services  during 2002.  The aggregate  fair value of these options as determined using the fair value  method  under SFAS No.  123,  is being  expensed  over the periods the  services are  provided.  The related  expense  amounted to $32,860,
$87,023 and $86,875 in 2005,  2004 and 2003,  respectively.  These services have been completed as of December 31, 2005.

      On May 14, 2004 the Company adopted a 2004 Outside  Directors Stock Option
Plan (the "2004 Plan").  The 2004 Plan is administered by the Board of Directors and  provides  for the  granting  of options to  non-employee  directors  of the

Company to  purchase  up to 300,000  shares of Company  common  stock.  Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant.  Options  granted  have  terms of ten years.  All  options granted  under the 2004 Plan must be granted  within three years of the adoption of the 2004 Plan.

      Stock option activity for the periods indicated is as follows:

                                                                            Weighted
                                                                             average
                                                             Number of      exercise
                                                              Options         Price
                                                            -----------     --------

      Outstanding at December 31, 2002 ...................   9,387,579       $ 3.55
      Granted ............................................   2,678,300       $ 7.01
      Exercised ..........................................  (1,224,833)      $  .70
      Canceled ...........................................    (980,621)      $ 9.19
                                                            ----------
      Outstanding at December 31, 2003 ...................   9,860,425       $ 4.29
                                                            ----------
      Granted ............................................   1,227,000       $ 6.91
      Exercised ..........................................  (1,023,425)      $ 1.99
      Canceled ...........................................  (1,090,642)      $ 6.01
                                                            ----------
      Outstanding at December 31, 2004 ...................   8,973,358       $ 4.71
                                                            ----------
      Granted ............................................   2,226,500       $ 7.31
      Exercised ..........................................    (465,110)      $ 4.02
      Canceled ...........................................    (533,840)      $ 6.38
                                                            ----------
      Outstanding at December 31, 2005 ...................  10,200,908       $ 5.22
                                                            ==========

      Vested at December 31, 2003 ........................   4,950,046       $ 2.47
                                                            ==========

      Vested at December 31, 2004 ........................   5,521,469       $ 3.60
                                                            ==========

      Vested at December 31, 2005 ........................   6,735,403       $ 4.19
                                                            ==========

      Options available for grant at December 31, 2005 ...   1,006,314
                                                            ==========

      During 2003, one employee paid for the exercise  price of certain  options with 7,094 shares of common  stock that were held greater than six months.  Such shares which had a market value of $28,744 were retired.

      The following table summarizes information about stock options outstanding at December 31, 2005:

                                       Options Outstanding                                   Options Exercisable
                       -------------------------------------------------------       -----------------------------------

                                        Weighted - Average        Weighted
Range of                  Number      Remaining Contractual   Average Exercise          Number        Weighted - Average
Exercise Prices        Outstanding         Life (Years)            Price             Exercisable        Exercise Price
---------------        -----------    ---------------------   ----------------       -----------      ------------------

$0.35 - $1.01            2,208,913             4.53               $  0.35              2,208,913            $  0.35
$3.95 - $4.04            1,124,610             6.85               $  4.03              1,097,750            $  4.04
$5.07 - $5.86            1,775,341             6.87               $  5.27              1,432,252            $  5.20
$6.01 - $6.90            1,956,570             8.08               $  6.35                763,307            $  6.25
$7.35 - $8.43            2,673,200             8.51               $  8.11                839,587            $  8.24
$8.74 - $9.72              318,624             6.99               $  9.09                249,944            $  9.18
   $10.95                  143,650             4.31               $ 10.95                143,650            $ 10.95
                       -----------                                                   -----------

                        10,200,908             6.99               $  5.22              6,735,403            $  4.19
                       -----------                                                   -----------

(9) LEASE ABANDONMENT CHARGE

      In November  2003,  the Company  relocated  its  headquarters  to a larger facility.  As a result of this  relocation,  the Company  vacated  its  previous office  space  and  recorded  a lease  abandonment  charge of  $550,162  for the estimated loss expected to be incurred on the remaining lease obligation through
July 2007. The charge included the remaining lease rental obligation  reduced by cash flows the Company  expects to generate  from an agreement to sub-lease  the facility,  as well as the write-off of leasehold  improvements  at the Company's previous  facility.  As of  December  31,  2005,  the  remaining  amounts due of
$137,429 associated with this charge were included in accrued expenses.

(10) LITIGATION SETTLEMENT CHARGE

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

(12) COMMITMENTS AND CONTINGENCIES

      The Company has an operating  lease covering its primary  office  facility that expires in February,  2012. The Company also has several  operating  leases related to offices in foreign  countries.  The expiration dates for these leases range from 2005 through  2012.  The  following  is a schedule of future  minimum lease payments for all operating leases as of December 31, 2005:

      Year ending December 31,
      ------------------------

      2006......................................................     $ 1,915,879
      2007......................................................       1,433,153
      2008......................................................       1,220,435
      2009......................................................       1,254,067
      2010......................................................       1,288,708
      Thereafter................................................       1,699,218
                                                                     -----------

                                                                     $ 8,811,460
                                                                     ===========

      These leases  require the Company to pay its  proportionate  share of real estate taxes and other common charges.  Total rent expense for operating  leases was $1,461,051,  $1,103,008, and $673,949 for the years ended December 31, 2005,
2004 and 2003, respectively.

      The Company  typically  provides its  customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in  accordance  with SFAS No. 5,  ACCOUNTING  FOR  CONTINGENCIES.  To date,  the
Company has not incurred any costs related to warranty obligations.

      Under the terms of substantially  all of its software license  agreements, the  Company has agreed to  indemnify  its  customers  for all costs and damages arising  from claims  against  such  customers  based on,  among  other  things, allegations  that the Company's  software  infringes the  intellectual  property rights of a third party. In most cases,  in the event of an infringement  claim, the  Company  retains the right to (i)  procure  for the  customer  the right to continue  using the  software;  (ii) replace or modify the software to eliminate the infringement  while providing  substantially  equivalent  functionality;  or
(iii) if  neither  (i) nor (ii) can be  reasonably  achieved,  the  Company  may terminate the license agreement and refund to the customer a pro-rata portion of the  license  fee  paid to the  Company.  Such  indemnification  provisions  are accounted  for in  accordance  with SFAS No. 5.  Except for the  alleged  patent infringement  claim discussed in note 10, through  December 31, 2005, there have not been any claims under such indemnification provisions.

      The Company is subject to various legal  proceedings and claims,  asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted  with  certainty,  the Company  believes that such  matters  will not have a  material  adverse  effect on its  financial condition or liquidity.

      In November,  2005, the Company entered into a second Amended and Restated
Employment Agreement ("Employment Agreement") with ReiJane Huai. Pursuant to the
Employment  Agreement,  the Company  agreed to employ Mr. Huai as President  and
Chief  Executive  Officer of the Company  until  December 31, 2007, at an annual salary of $275,000.  The  Employment  Agreement also provides for the payment of annual bonuses to Mr. Huai based on the Company's  operating income (as defined)
and for certain other contingent benefits set forth in the Employment Agreement.

      On December 1, 2005,  the Company  adopted the 2005  FalconStor  Software,
Inc., Key Executive Severance  Protection Plan ("Severance  Plan").  Pursuant to
the Severance  Plan, the Company's  Chief  Executive  Officer,  Chief  Financial
Officer  and  certain  other key  executives  are  entitled  to receive  certain contingent  benefits,  as set forth in the Severance  Plan,  including  lump sum
payments   and   acceleration   of  stock  option   vesting,   each  in  certain
circumstances.

(13) EMPLOYEE BENEFIT DEFINED CONTRIBUTION PLAN

      Effective  July 2002,  the Company  established  a  voluntary  savings and defined  contribution  plan (the "Plan")  under  Section  401(k) of the Internal
Revenue Code. This Plan covers all U.S.  employees  meeting certain  eligibility requirements  and allows  participants  to  contribute a portion of their annual compensation.  Employees  are 100%  vested in their own  contributions.  For the years  ended  December  31,  2005,  2004 and 2003,  the Company did not make any contributions to the Plan.

(14) STOCK REPURCHASE PROGRAM

      On October 25,  2001,  the Company  announced  that its Board of Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding  common stock. The repurchases may be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management based on market conditions.  During the year ended December 31, 2005, the  Company  purchased  272,500  shares  of its  common  stock  in open  market purchases for a total cost of  $1,918,155.  As of December 31, 2005, the Company had repurchased a total of 549,600 shares for $3,632,930.

(15) SEGMENT REPORTING

      The Company is  organized  in a single  operating  segment for purposes of making operating decisions and assessing  performance.  Revenues from the United
States to  customers  in the  following  geographical  areas for the years ended
December 31, 2005,  2004 and 2003 and the  location of  long-lived  assets as of
December 31, 2005, 2004 and 2003 are summarized as follows:

                                                            2005           2004           2003
                                                        -----------    -----------    -----------

Revenues:
United States                                           $28,300,822    $18,140,465    $ 9,834,526
Asia                                                      6,535,128      5,821,902      3,580,741
Other international                                       6,128,153      4,746,311      3,528,868
                                                        -----------    -----------    -----------
  Total Revenues                                        $40,964,103    $28,708,678    $16,944,135
                                                        ===========    ===========    ===========

Long-lived assets (includes all non-current assets):

United States                                           $ 9,716,031    $ 9,929,214    $10,329,876
Asia                                                      1,320,865        950,387        760,148
Other international                                         207,098        322,544        334,576
                                                        -----------    -----------    -----------
  Total long-lived assets                               $11,243,994    $11,202,145    $11,424,600
                                                        ===========    ===========    ===========

      For the year ended  December 31, 2005,  the Company had two customers that together  accounted for a total of 31% of revenues.  For the year ended December
31, 2004, the Company had one customer that  accounted for 16% of revenues.  For the year ended  December 31, 2003,  the Company did not have any customers  that accounted for over 10% of revenues. As of December 31, 2005, the Company had two customers with accounts  receivable  balances  greater than 5% of gross accounts receivable,  which in the aggregate were 28% of the accounts receivable balance.
As of  December  31,  2004,  the  Company  had  three  customers  with  accounts receivable balances greater than 5% of gross accounts  receivable,  which in the aggregate were 33% of the accounts receivable balance.

(16)  VALUATION  AND  QUALIFYING  ACCOUNTS - ALLOWANCE  FOR RETURNS AND DOUBTFUL
ACCOUNTS

                       Balance at     Additions                     Balance at
                      Beginning of     Charged                        End of
  Period Ended,          Period       to Expense     Deductions       Period
-----------------    -------------  -------------  -------------  -------------
December 31, 2005    $   2,551,616  $   4,340,102  $   3,044,836  $   3,846,882
December 31, 2004    $   1,837,934  $   3,296,275  $   2,582,593  $   2,551,616
December 31, 2003    $     813,645  $   1,700,100  $     675,811  $   1,837,934

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following is a summary of selected  quarterly  financial  data for the years ended December 31, 2005 and 2004:

                                                     Fiscal Quarter

                                First           Second            Third           Fourth
                            ------------     ------------     ------------     ------------

2005

Revenue                     $  8,392,036     $  9,495,587     $ 10,056,665     $ 13,019,815
                            ============     ============     ============     ============
Net income (loss) (a)       $   (133,829)    $    288,105     $    482,879     $  1,655,952
                            ============     ============     ============     ============
Basic net income
   (loss) per share         $      (0.00)    $       0.01     $       0.01     $       0.03
                            ============     ============     ============     ============
Diluted net income
  (loss) per share          $      (0.00)    $       0.01     $       0.01     $       0.03
                            ============     ============     ============     ============
Basic weighted average
   common shares
    outstanding               47,528,874       47,594,072       47,720,496       47,802,694
                            ============     ============     ============     ============
Diluted weighted average
   common shares
    outstanding               47,528,874       50,623,983       50,531,012       50,958,553
                            ============     ============     ============     ============

(a) Net income for the year ended December 31, 2005,  includes an  out-of-period charge of approximately $0.2 million to recognize  investment losses realized in prior years. Such charge was not considered material to any period.

2004

Revenue                     $  5,258,798     $  6,483,137     $  7,469,999     $  9,496,744
                            ============     ============     ============     ============
Net income (loss)           $ (2,221,507)    $ (1,713,091)    $ (2,293,083)    $    338,834
                            ============     ============     ============     ============
Basic net income
   (loss) per share         $      (0.05)    $      (0.04)    $      (0.05)    $       0.01
                            ============     ============     ============     ============
Diluted net income
  (loss) per share          $      (0.05)    $      (0.04)    $      (0.05)    $       0.01
                            ============     ============     ============     ============
Basic weighted average
   common shares
    outstanding               46,638,740       46,859,326       47,054,294       47,307,612
                            ============     ============     ============     ============
Diluted weighted average
   common shares
    outstanding               46,638,740       46,859,326       47,054,294       51,249,985
                            ============     ============     ============     ============

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

      The Company's Chief Executive  Officer (its principal  executive  officer)
      and Chief Financial  Officer (its principal  finance officer and principal accounting  officer) have evaluated the  effectiveness  of its "disclosure controls  and  procedures"  as of the end of the  period  covered  by this
      Annual  Report on Form  10-K.  Based on their  evaluation,  the  principal executive  officer and  principal  financial  officer  concluded  that its disclosure controls and procedures are effective.

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

      The Company's  management has assessed the  effectiveness of the Company's internal  control over financial  reporting as of December 31, 2005, using the COSO  framework.  The Company's  management  has  determined  that the
      Company's  internal  control over  financial  reporting is effective as of that date.

      KPMG LLP,  the  registered  public  accounting  firm that has  audited the
      Company's  consolidated  financial  statements included in this report has
      issued  their  attestation  report  on  management's   assessment  of  the
      Company's  internal  control over financial  reporting,  which is included herein.

ITEM 9B. OTHER INFORMATION

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information  called for by Part III, Item 10,  regarding the  Registrant's directors will be included in our Proxy  Statement  relating to our annual meeting  of  stockholders  scheduled  to be  held  in  May  2006,  and  is incorporated  herein by reference.  The  information  appears in the Proxy
      Statement under the captions

      "Election of  Directors",  "Management"  and  "Committees  of the Board of
      Directors."  The Proxy Statement will be filed within 120 days of December
      31, 2005, our year-end.

ITEM 11. EXECUTIVE COMPENSATION

      Information called for by Part III, Item 11, will be included in our Proxy
      Statement  relating to our annual meeting of stockholders  scheduled to be held in May 2006, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation."
      The Proxy  Statement  will be filed  within 120 days of December 31, 2005, our year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information called for by Part III, Item 12, will be included in our Proxy
      Statement  relating to our annual meeting of stockholders  scheduled to be held in May 2006, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions "Beneficial Ownership of
      Shares" and "Equity  Compensation  Plan  Information." The Proxy Statement
      will be filed within 120 days of December 31, 2005, our year-end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information  regarding our relationships and related  transactions will be included  in our  Proxy  Statement  relating  to  our  annual  meeting  of stockholders  scheduled  to be held in May 2006,  and is  incorporated  by reference.  The  information  appears  in the  Proxy  Statement  under the caption  "Certain  Relationships  and  Related  Transactions."  The  Proxy
      Statement  will be  filed  within  120  days of  December  31,  2005,  our year-end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Information called for by Part III, Item 14, will be included in our Proxy
      Statement  relating to our annual meeting of stockholders  scheduled to be held in May 2006, and is incorporated herein by reference. The information appears in the Proxy  Statement  under the caption  "Principal  Accountant
      Fees and Services."  The Proxy  Statement will be filed within 120 days of
      December 31, 2005, our year-end.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

            4.3   2000 Stock Option Plan, as amended May 14, 2004,  incorporated herein by reference to Exhibit 4.3 to the Registrant's  Annual
                  Report  on Form 10-K for the year  ended  December  31,  2004, filed on March 16, 2005.

            4.4   1994  Outside  Directors  Stock Plan,  as amended May 17, 2002 incorporated  herein  by  reference  to  Exhibit  4.2  to  the
                  Registrant's  annual  report on Form  10-K for the year  ended
                  December 31, 2002, filed on March 17, 2003.

            4.5   2004 Outside Directors Stock Option Plan,  incorporated herein by reference to Exhibit 4.5 to the Registrant's  Annual Report on Form 10-K for the year ended  December 31,  2004,  filed on
                  March 16, 2005.

            10.1  Agreement of lease between  Huntington  Quadrangle 2, LLC, and
                  FalconStor Software,  Inc., dated August,  2003,  incorporated herein  by  reference  to  Exhibit  99.1  to the  Registrant's quarterly  report on Form 10-Q for the period ended  September
                  30, 2003, filed on November 14, 2003.

            10.2  Second  Amended  and  Restated  Employment  Agreement,   dated
                  November  7,  2005  between   Registrant   and  ReiJane  Huai,
                  incorporated herein by reference to Exhibit 10.1 to the

                  Registrant's  quarterly  report  on Form  10-Q for the  period ended September 30, 2005, filed on November 8, 2005.

            10.3  *Amended  and Restated  FalconStor  Software,  Inc.,  2005 Key
                  Executive Severance Protection Plan.

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

                  *- filed herewith.

                                   SIGNATURES

      Pursuant  to the  requirements  of Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the registrant has signed this report by the  undersigned, thereunto duly authorized in Melville, State of New York on March 15, 2006.

FALCONSTOR SOFTWARE, INC.

By: /s/ Reijane Huai                                        Date: March 15, 2006
    ---------------------------------------------
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

By: /s/ ReiJane Huai                                              March 15, 2006
    ----------------------------------------------------          --------------
    Reijane Huai, President, Chief Executive Officer and          Date
    Chairman of the Board
    (Principal Executive Officer)

By: /s/ James Weber                                               March 15, 2006
    ----------------------------------------------------          --------------
    James Weber, Chief Financial Officer,                         Date
    Vice President and Treasurer
    (Principal Financial Officer and Principal
    Accounting Officer)

By: /s/ Steven L. Bock                                            March 15, 2006
    ----------------------------------------------------          --------------
    Steven L. Bock, Director                                      Date

By: /s/ Patrick B. Carney                                         March 15, 2006
    ----------------------------------------------------          --------------
    Patrick B. Carney, Director                                   Date

By: /s/ Lawrence S. Dolin                                         March 15, 2006
    ----------------------------------------------------          --------------
    Lawrence S. Dolin, Director                                   Date

By: /s/ Steven R. Fischer                                         March 15, 2006
    ----------------------------------------------------          --------------
    Steven R. Fischer, Director                                   Date

By: /s/ Alan W. Kaufman                                           March 15, 2006
    ----------------------------------------------------          --------------
    Alan W. Kaufman, Director                                     Date

