Form 10-Q
period 2006-03-31
FALCONSTOR SOFTWARE INC
filed 2006-05-09
CIK 922521

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/      QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934
         For the quarterly period ended March 31, 2006
                                        ---------------

/_/      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                   to
                                       -------------------  ---------------

                         COMMISSION FILE NUMBER 0-23970

                            FALCONSTOR SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                77-0216135
        (State of Incorporation)            (I.R.S. Employer Identification No.)

         2 HUNTINGTON QUADRANGLE
            MELVILLE, NEW YORK                             11747
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
an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer       Accelerated Filer X     Non-Accelerated Filer
                       ---                     ---                          ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                               ---    ---
     The number of shares of Common Stock issued and outstanding as of April 21,
2006 was 48,689,502 and 48,139,902, which includes redeemable common shares.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                           Page

PART I.   Financial Information                                              3

Item 1.   Consolidated Financial Statements                                  3

          Condensed Consolidated Balance Sheets at March 31, 2006
             (unaudited) and December 31, 2005                               3

          Unaudited Condensed Consolidated Statements of Operations
             for the three months ended March 31, 2006 and 2005              4

          Unaudited Condensed Consolidated Statements of Cash Flows for
             the three months ended March 31, 2006 and 2005                  5

          Notes to the Unaudited Condensed Consolidated
             Financial Statements                                            6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       14

Item 3.   Qualitative and Quantitative Disclosures about Market Risk         19

Item 4.   Controls and Procedures                                            20

PART II.  Other Information                                                  20

Item 1.   Legal Proceedings                                                  20

Item 1A.  Risk Factors                                                       20

Item 6.   Exhibits                                                           28

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                       FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                               March 31, 2006      December 31, 2005
                                                                            -------------------   --------------------
                               ASSETS                                           (Unaudited)

Current assets:
   Cash and cash equivalents ...........................................        $ 22,276,669         $ 18,796,973
   Marketable securities ...............................................          18,827,473           17,833,683
   Accounts receivable, net of allowances of $4,306,243 and
     $3,846,882, respectively ..........................................           9,899,433           15,187,408
   Prepaid expenses and other current assets ...........................             929,053              911,715
                                                                                ------------         ------------

         Total current assets ..........................................          51,932,628           52,729,779

Property and equipment, net of accumulated depreciation of
   $7,887,280 and $7,150,762, respectively .............................           5,338,097            5,277,609
Goodwill ...............................................................           3,512,796            3,512,796
Other intangible assets, net ...........................................             259,674              216,864
Other assets ...........................................................           2,180,129            2,236,725
                                                                                ------------         ------------
         Total assets ..................................................        $ 63,223,324         $ 63,973,773
                                                                                ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................................        $    949,761         $  1,152,228
  Accrued expenses .....................................................           4,099,806            4,522,212
  Deferred revenue .....................................................           8,046,044            7,401,018
                                                                                ------------         ------------
             Total current liabilities .................................          13,095,611           13,075,458

Deferred revenue .......................................................           2,023,539            2,240,208
                                                                                ------------         ------------
             Total liabilities .........................................          15,119,150           15,315,666

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock - $.001 par value, 2,000,000 shares authorized              --                   --
  Common stock - $.001 par value, 100,000,000 shares authorized,
      48,689,502 and 48,441,614 shares issued, respectively and 48,139,902
      and 47,892,014 shares outstanding, respectively ..................              48,690               48,442
  Additional paid-in capital ...........................................          90,403,134           87,342,747
  Accumulated deficit ..................................................         (38,296,215)         (34,659,329)
  Common stock held in treasury, at cost (549,600 shares ) .............          (3,632,930)          (3,632,930)
  Accumulated other comprehensive loss .................................            (418,505)            (440,823)
                                                                                ------------         ------------

         Total stockholders' equity ....................................          48,104,174           48,658,107
                                                                                ------------         ------------
         Total liabilities and stockholders' equity ....................        $ 63,223,324         $ 63,973,773
                                                                                ============         ============

                    See accompanying notes to unaudited condensed consolidated financial statements.

                                                           3

                                FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (UNAUDITED)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                        2006                     2005
                                                                   ------------             ------------
Revenues:
Software license revenue .....................................     $  5,676,689             $  6,282,509
Maintenance revenue...........................................        2,591,003                1,530,174
Software services and other revenue ..........................          940,628                  579,353
                                                                   ------------             ------------
                                                                      9,208,320                8,392,036
                                                                   ------------             ------------

Operating expenses:
  Amortization of purchased and capitalized software .........          151,722                  222,583
  Cost of maintenance, software services and other revenue ...        1,984,597                1,327,217
  Software development costs .................................        4,607,103                2,667,391
  Selling and marketing ......................................        4,904,005                3,505,219
  General and administrative .................................        1,321,294                  986,026
                                                                   ------------             ------------
                                                                     12,968,721                8,708,436
                                                                   ------------             ------------
       Operating loss ........................................       (3,760,401)                (316,400)
                                                                   ------------             ------------

Interest and other income ....................................          286,651                  186,586
                                                                   ------------             ------------

       Loss before income taxes ..............................       (3,473,750)                (129,814)

Provision for income taxes ...................................          163,136                    4,015
                                                                   ------------             ------------

       Net loss ..............................................     $ (3,636,886)            $   (133,829)
                                                                   ------------             ------------

Basic and diluted net loss per share .........................     $      (0.08)            $      (0.00)
                                                                   ============             ============

Weighted average basic and diluted shares
  outstanding ................................................       48,006,309               47,528,874
                                                                   ============             ============

             See accompanying notes to unaudited condensed consolidated financial statements.

                                                    4

                                    FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                  2006                     2005
                                                                              ------------          ------------
Cash flows from operating activities:
   Net loss .........................................................         $ (3,636,886)         $   (133,829)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization ................................              925,207               869,972
       Share-based payment compensation .............................            2,264,520                  --
       Non-cash professional services ...............................                 --                 (91,546)
       Realized loss on marketable securities .......................               28,855                22,701
       Provision for returns and doubtful accounts ..................              812,887               873,535
     Changes in operating assets and liabilities:
       Accounts receivable ..........................................            4,476,931              (807,015)
       Prepaid expenses and other current assets ....................              (16,290)             (135,284)
       Other assets .................................................               80,767               111,293
       Accounts payable .............................................             (205,787)              (73,384)
       Accrued expenses .............................................             (441,292)             (400,308)
       Deferred revenue .............................................              449,484               735,321
                                                                              ------------          ------------

         Net cash provided by operating activities ..................            4,738,396               971,456
                                                                              ------------          ------------

Cash flows from investing activities:
   Sale of marketable securities ....................................           14,733,241            16,653,977
   Purchase of marketable securities ................................          (15,745,007)          (14,663,176)
   Purchase of property and equipment ...............................             (774,704)             (515,688)
   Purchase of software licenses ....................................             (168,000)                 --
   Purchase of intangible assets ....................................              (87,990)              (29,104)
                                                                              ------------          ------------

         Net cash (used in) provided by investing activities ........           (2,042,460)            1,446,009
                                                                              ------------          ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options ..........................              796,115               361,950
   Payments to acquire treasury stock ...............................                 --                (913,095)
                                                                              ------------          ------------

         Net cash provided by (used in)  financing activities .......              796,115              (551,145)
                                                                              ------------          ------------

Effect of exchange rate changes on cash and cash equivalents ........              (12,355)              (15,523)
                                                                              ------------          ------------

Net increase in cash and cash equivalents ...........................            3,479,696             1,850,797

Cash and cash equivalents, beginning of period ......................           18,796,973            15,484,573
                                                                              ------------          ------------

Cash and cash equivalents, end of period ............................         $ 22,276,669          $ 17,335,370
                                                                              ============          ============

Cash paid for income taxes ..........................................         $     25,000          $      6,294
                                                                              ============          ============

     The Company did not pay any interest expense for the three months ended March 31, 2006 and 2005.
     See accompanying notes to unaudited condensed consolidated financial statements.

                                                    5

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

(c) UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim  consolidated  financial statements of the Company as of March  31,  2006 and for the three  months  ended  March  31,  2006 and 2005, included  herein have been prepared,  without  audit,  pursuant to the rules and
regulations  of  the  Securities  and  Exchange  Commission   ("SEC").   Certain
information  and note  disclosures  normally  included in  financial  statements prepared in accordance  with  accounting  principles  generally  accepted in the
United States of America have been  condensed or omitted  pursuant to such rules and regulations relating to interim financial statements.

     In the opinion of management,  the accompanying unaudited interim condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the  Company at March 31,  2006,  and the results of its  operations  for the three months ended March 31, 2006 and 2005.

(d) CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company  considers  all highly  liquid  investments  with a maturity of three months or less when purchased to be cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$15.7  million  and $12.4  million  at March 31,  2006 and  December  31,  2005, respectively.  Marketable  securities  at March 31, 2006 and  December  31, 2005 amounted to $18.8  million and $17.8  million,  respectively,  and  consisted of corporate bonds and government securities, which are classified as available for sale, and accordingly,  unrealized gains and losses on marketable securities are
reflected  as  a  component  of   accumulated   other   comprehensive   loss  in
stockholders' equity.

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

     For the quarters  ended March 31, 2006 and 2005,  the Company had a limited number of transactions in which it purchased  hardware and bundled this hardware with the Company's software and sold the bundled solution to its customer. Since the software is not essential for the functionality of the equipment included in the Company's bundled  solutions,  and both the hardware and software have stand alone value to the customer,  a portion of the contractual fees is recognized as revenue when the software or hardware is  delivered  based on the relative  fair value of the delivered element(s).

     For the three  months  ended March 31,  2006,  the Company had one customer that  accounted for 26% of revenues and one customer  that  accounted for 16% of the accounts receivable balance at March 31, 2006.

(f)  PROPERTY AND EQUIPMENT

     Property and  equipment  are recorded at cost.  Depreciation  is recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years). Depreciation expense was $736,518 and $585,130 for the three months ended  March  31,  2006  and  2005,  respectively.  Leasehold  improvements  are amortized on a  straight-line  basis over the term of the  respective  leases or over their estimated useful lives, whichever is shorter.

(g)  GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill  represents  the excess of the purchase  price over the  estimated fair value of net  tangible  and  identifiable  intangible  assets  acquired  in
business  combinations.   Consistent  with  Statement  of  Financial  Accounting
Standards  ("SFAS") 142, GOODWILL AND OTHER INTANGIBLE  ASSETS,  the Company has
not  amortized  goodwill  related to its  acquisitions,  but instead  tested the balance for impairment.  The Company's annual impairment assessment is performed as of  December  31st of each year,  and at other  times if events or changes in circumstances  indicate  that it is more  likely  than  not  that  the  asset is impaired.  Identifiable intangible assets are amortized over a three-year period using the straight-line method. Amortization expense was $45,180 and $62,259 for the three months ended March 31, 2006 and 2005.  The gross  carrying  amount and accumulated  amortization  of other  intangible  assets as of March 31, 2006 and
December 31, 2005 are as follows:

                                                               March 31,      December 31,
                                                                 2006             2005
                                                              -----------     ------------
       Customer relationships and purchased technology:

       Gross carrying amount                                  $   216,850     $    216,850
       Accumulated amortization                                  (216,850)        (216,850)
                                                              -----------     ------------

       Net carrying amount                                    $         -     $          -
                                                              ===========     ============

       Patents:

       Gross carrying amount                                  $   737,854     $    649,864
       Accumulated amortization                                  (478,180)        (433,000)
                                                              -----------     ------------

       Net carrying amount                                    $   259,674     $    216,864
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

     Purchased software technology of $388,584 and $372,306,  net of accumulated amortization  of  $4,798,417  and  $4,646,694 is included in other assets in the balance  sheets  as of March  31,  2006 and  December  31,  2005,  respectively.

Amortization  expense was $151,722 and $222,583 for the three months ended March
31, 2006 and 2005,  respectively.  Amortization of purchased software technology is  recorded  at the  greater  of the  straight  line  basis  over the  products estimated  remaining  life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

(i)  INCOME TAXES

     Deferred  tax  assets and  liabilities  are  recognized  for the future tax
consequences   attributable  to  differences  between  the  financial  statement carrying  amounts of existing assets and  liabilities  and their  respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected  to apply to  taxable  income  in the  years in which  those  temporary differences  are expected to be realized or settled.  The effect on deferred tax assets and  liabilities  of a change in tax rates is recognized in income in the period that includes the enactment  date. The Company  provides a full valuation allowance against its deferred tax assets.

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

(k)   SHARE-BASED PAYMENTS

     Effective  January 1, 2006, the Company adopted the provisions of Financial
Accounting  Standards Board ("FASB") Statement of Financial Accounting Standards
("SFAS") No. 123(R),  SHARE-BASED PAYMENT,  which establishes the accounting for transactions  in which an entity  exchanges its equity  instruments for goods or
services.  Under  the  provisions  of  SFAS  No.  123(R),   share-based  payment
compensation  is  measured  at the grant  date,  based on the fair  value of the award,  and is  recognized  as an expense over the  requisite  employee  service period (generally the vesting period). The Company adopted SFAS No. 123(R) using the modified  prospective  method and, as a result,  periods prior to January 1,
2006 have not been restated.

(l)   FINANCIAL INSTRUMENTS

     As of March 31, 2006 and December 31, 2005, the fair value of the Company's financial instruments including cash and cash equivalents,  accounts receivable, accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

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

(n)  EARNINGS PER SHARE (EPS)

     Basic EPS is computed  based on the  weighted  average  number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to the net loss for the three  months ended March 31, 2006 and
2005, all common stock equivalents were excluded from diluted net loss per share for the  periods.  As of March  31,  2006,  potentially  dilutive  common  stock equivalents  included  10,175,586 stock options outstanding and 750,000 warrants outstanding  (such  warrants  become  exercisable  only if  certain  performance targets are met by the grantee).

(o)  COMPREHENSIVE INCOME (LOSS)

       The Company's comprehensive income (loss) is as follows:

                                            Three Months Ended March 31,
                                              2006               2005
                                              ----               ----

Net loss                                 $(3,636,886)      $  (133,829)
                                         -----------       -----------
Other comprehensive income (loss):
   Foreign currency translation
    adjustments                               11,439           (15,523)

   Unrealized gains on investments            10,879             6,155
                                         -----------       -----------

Other comprehensive income (loss)             22,318            (9,368)
                                         -----------       -----------

Comprehensive loss                       $(3,614,568)      $  (143,197)
                                         ===========       ===========

(p)  USE OF ESTIMATES

     The  preparation  of financial  statements  in  conformity  with  generally accepted  accounting  principles  requires  management  to  make  estimates  and assumptions  that  affect the  reported  amounts of assets and  liabilities  and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. The Company's  significant  estimates include those related to revenue recognition,  accounts receivable allowances,  deferred income taxes and accounting for  share-based  payment  compensation.  Actual results could differ from those estimates.

(q)  NEW ACCOUNTING PRONOUNCEMENTS

     In  February  2006,  the FASB issued  FASB Staff  Position  ("FSP") No. FAS
123(R)-4,  CLASSIFICATION OF OPTIONS AND SIMILAR  INSTRUMENTS ISSUED AS EMPLOYEE
COMPENSATION  THAT ALLOW FOR CASH SETTLEMENT UPON THE OCCURRENCE OF A CONTINGENT
EVENT,  which amends SFAS No. 123(R) to require that options  issued with a cash settlement  feature that can be exercised  upon the  occurrence  of a contingent event  that is outside  the  employee's  control  should  not be  classified  as liabilities  until it becomes  probable that the event will occur. For companies that adopted SFAS No.  123(R) prior to the issuance of the FSP,  application  is required  in the first  reporting  period  beginning  after  February  3,  2006.
Currently,  the Company has no stock options  outstanding  with  contingent cash settlement  features,  and as a result,  the FSP will not impact  the  Company's consolidated financial statements.

(r)  RECLASSIFICATIONS

     Certain  reclassifications  have  been  made to prior  years'  consolidated financial statement presentations to conform to the current year's presentation.

(2)  SHARE-BASED PAYMENT ARRANGEMENTS

     As of May 1, 2000, the Company adopted the FalconStor  Software,  Inc. 2000
Stock  Option  Plan  (the  "Plan").  The Plan is  administered  by the  Board of
Directors  and,  as  amended,  currently  provides  for the grant of  options to purchase  up  to  14,162,296  shares  of  Company  common  stock  to  employees, consultants  and  non-employee  directors.  Options may be incentive  ("ISO") or non-qualified.  Exercise  prices of ISOs  granted  must be at least equal to the fair value of the common stock on the date of grant,  and have terms not greater than ten years, except those to an employee who owns stock with greater than 10%
of the voting power of all classes of stock of the  Company,  in which case they must have an option  price at least  110% of the fair  value of the  stock,  and expire no later  than five  years  from the date of  grant.  Exercise  prices of non-qualified  options  granted must not be less than eighty percent of the fair value of the common stock on the date of grant,  and have terms not greater than ten years.

     The Company  granted  options to purchase an aggregate of 50,000  shares of common stock to certain  non-employee  consultants in exchange for  professional services  during 2002.  The aggregate  fair value of these options as determined using the fair value  method is  expensed  over the  periods  the  services  are provided.  The related expense  amounted to $(91,546) for the three months ended
March 31, 2005. These services were completed as of December 31, 2005.

     On May 14,  2004,  the Company  adopted the 2004  Outside  Directors  Stock
Option Plan (the "2004  Plan").  The 2004 Plan is  administered  by the Board of
Directors and provides for the granting of options to non-employee  directors of the Company to purchase up to 300,000 shares of Company  common stock.  Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant.  Options  granted  have  terms of ten years.  All  options granted  under the 2004 Plan must be granted  within three years of the adoption of the 2004 Plan.

The following  table  summarizes  stock option  activity during the three months ended March 31, 2006:

                                                                                     Weighted
                                                                     Weighted        Average
                                                                      Average       Remaining        Aggregate
                                                    Number of         Exercise      Contractual      Intrinsic
                                                     Options            Price       Life (Years)       Value
                                                   ------------     -----------    -------------    ------------
Outstanding at December 31, 2005                    10,200,908       $   5.22
Granted                                                284,000       $   8.93
Exercised                                             (247,888)      $   3.21
Canceled                                               (61,434)      $   8.97
                                                   ------------     -----------

Outstanding at March 31, 2006                       10,175,586       $   5.35           6.89        $41,918,935
                                                   ============     ===========    =============    ============

Options exercisable at March 31, 2006                6,903,249       $   4.42           6.06        $34,901,576
                                                   ============     ===========    =============    ============

     Stock option  exercises are fulfilled with new shares of common stock.  The total cash received from stock option exercises for the three months ended March
31, 2006 and 2005 was $796,115 and $361,950,  respectively.  The total intrinsic value of stock  options  exercised  during the three months ended March 31, 2006 and 2005 was $1,474,427 and $1,127,236, respectively.

     The Company recognized  share-based payment  compensation for awards issued under the  Company's  stock  option  plans in the  following  line  items in the consolidated statement of operations:

                                                                     Three Months Ended
                                                                          March 31,

                                                                            2006
                                                                            ----

      Cost of maintenance software services and other revenue           $   343,390
      Software development costs                                          1,054,961
      Selling and marketing                                                 660,852
      General and administrative                                            205,317
                                                                        -----------

      Share-based payment                                               $ 2,264,520
                                                                        ===========

     The Company  recognized  no tax  benefits  related to  share-based  payment compensation during the three months ended March 31, 2006 due to the uncertainty about the recoverability of such benefits.

     For  periods  prior to January 1, 2006 the  Company  recorded  compensation expense for employee stock options based upon their  intrinsic value on the date of grant  pursuant  to  Accounting  Principles  Board  ("APB")  Opinion  No. 25,
ACCOUNTING  FOR STOCK ISSUED TO  EMPLOYEES.  Since the  exercise  price for such options was equal to the fair market value of the Company's stock at the date of grant,  the stock options had no intrinsic value upon grant and,  therefore,  no expense was recorded in the consolidated statements of operations.

     Had  the  compensation  cost of the  Company's  share-based  payments  been determined in  accordance  with SFAS No. 123, the Company's pro forma net income and net income per share for the three  months  ended  March 31, 2005 would have been:

                                                                Three Months Ended
                                                                      March 31,
                                                                       2005
                                                                       ----
        Net loss as reported                                      $   (133,829)

        Add share-based payment compensation expense
        included  in reported net income, net of tax              $          -

        Deduct total share-based payment compensation
        expense determined under fair-value-based method,
        net of tax                                                 $(2,656,988)
                                                                  -------------

        Net loss - pro forma                                      $ (2,790,817)
                                                                  =============
        Basic and diluted net loss per common share-as
        reported                                                  $        .00

        Basic and diluted net loss per common share-pro forma     $       (.06)

     Under the  modified  prospective  method,  SFAS No.  123(R)  applies to new awards and to awards  outstanding  on the effective  date that are  subsequently modified or cancelled. Compensation expense for outstanding awards for which the requisite  service had not been  rendered as of December 31, 2005 is  recognized over the remaining service period using the compensation cost calculated for pro forma disclosure  purposes under SFAS No. 123. Prior to the adoption of SFAS No.
123(R),  the Company  valued graded vesting awards based on the entire award for purposes of pro forma  disclosure.  The Company has elected to continue  valuing awards based on the value of the entire  award.  The Company  amortizes the fair value of all  awards on a  straight-line  basis over the total  vesting  period.
Cumulative  compensation  expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time.

     The Company  estimates  the fair value of  share-based  payments  using the
Black-Scholes  option  pricing model.  The Company  believes that this valuation technique and the approach  utilized to develop the underlying  assumptions  are appropriate in estimating the fair value of the Company's  share-based  payments granted  during the three months  ended March 31, 2006.  Estimates of fair value are not  intended  to  predict  actual  future  events or the  value  ultimately realized by the employees who receive equity awards.

     The per share weighted  average fair value of share-based  payments granted during  the three  months  ended  March 31,  2006 and 2005 was $5.35 and  $7.65, respectively.  In addition to the  exercise and grant date prices of the awards, certain weighted  average  assumptions that were used to estimate the fair value of share-based  payment grants in the respective periods are listed in the table below:

                                                   Three months ended March 31,

                                                       2006           2005
                                                       ----           ----
      Expected dividend yield                            0%             0%
      Expected volatility                               60%           166%
      Risk-free interest rate                      4.4-4.7%           3.5%
      Expected term (years)                              6              5
      Discount for post-vesting restrictions           N/A            N/A

     Options  granted during fiscal 2006 have exercise  prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, a vesting  period of three years and an  estimated  forfeiture  rate of 23%. All options granted through  December 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, generally a vesting  period of three years and an estimated  forfeiture  rate of
23%.

     The Company  estimates  expected  volatility  based primarily on historical daily price  changes of the  Company's  stock and other  factors.  The risk-free interest rate is based on the United  States  ("U.S.")  treasury  yield curve in effect at the time of grant.  The  expected  option  term is the number of years that the Company  estimates that options will be outstanding  prior to exercise.
The expected  term of the awards issued after  December 31, 2005 was  determined using  the  "simplified  method"  prescribed  in SEC Staff  Accounting  Bulletin
("SAB") No. 107.

     At March 31, 2006, total remaining  unrecognized  compensation cost related to unvested  share-based  payment  arrangements  was  $11,693,029.  That cost is expected to be recognized over a weighted average period of 1.3 years.

     In September  2003, the Company entered into a worldwide OEM agreement with a major  technology  company  (the  "OEM"),  and granted to the OEM  warrants to purchase  750,000 shares of the Company's common stock with an exercise price of
$6.18 per share.  A portion of the  warrants  may vest  annually  subject to the
OEM's  achievement of pre-defined and mutually agreed upon sales objectives over a three-year  period  beginning  June 1, 2004. If the OEM  generates  cumulative revenues to the Company in the mid-eight  figure dollar range from reselling the
Company's products then all the warrants granted will vest. Any warrants that do not vest by the end of the  three-year  period  will  expire.  If and when it is probable that all or a portion of the warrants will vest, the then fair value of the warrants  earned will be recorded as a reduction  of revenue.  Subsequently, each quarter the Company will apply variable accounting to adjust such amount to reflect the fair value of the  warrants  until they vest.  As of March 31, 2006, the Company had not  generated  any revenues  from this OEM and  accordingly  no warrants had vested.

(3)  SEGMENT REPORTING

     The Company is  organized  in a single  operating  segment for  purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers  in the  following  geographical  areas for the three months ended March 31, 2006 and 2005 and the location of long-lived  assets as of March
31, 2006 and December 31, 2005 are summarized as follows:

                                       Three Months Ended March 31,

                                             2006             2005
                                             ----             ----

      United States                      $ 6,294,997      $ 5,760,793
      Asia                                 1,382,348        1,383,320
      Oher international                   1,530,975        1,247,923
                                         -----------      -----------

            Total revenues               $ 9,208,320      $ 8,392,036
                                         ===========      ===========

                                          March 31,        December 31,
                                             2006              2005
                                             ----              ----

       Long-lived assets:

       United States                     $ 9,574,121      $ 9,716,031
       Asia                                1,470,985        1,320,865
       Other international                   245,590          207,098
                                         -----------      -----------

            Total long-lived assets      $11,290,696      $11,243,994
                                         ===========      ===========

(4)  STOCK REPURCHASE PROGRAM

     On October 25,  2001,  the Company  announced  that its Board of  Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding  common stock. The repurchases may be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management based on market  conditions.  There were no stock repurchases  during the three  months ended March 31,  2006.  As of March 31, 2006,  the Company had
repurchased a total of 549,600 shares for $3,632,930.

(5)  COMMITMENTS AND CONTINGENCIES

     The Company has an operating  lease covering its corporate  office facility that expires in February,  2012. The Company also has several  operating  leases related to offices in foreign  countries.  The expiration dates for these leases range from 2006 through  2012.  The  following  is a schedule of future  minimum lease payments for all operating leases as of March 31, 2006:

         2006...........................................      $  1,429,849
         2007...........................................         1,565,008
         2008...........................................         1,270,603
         2009...........................................         1,275,263
         2010...........................................         1,300,247
         Thereafter.....................................         1,766,959
                                                              ------------
                                                               $ 8,607,929
                                                               ===========

     We are  subject  to various  legal  proceedings  and  claims,  asserted  or unasserted, which arise in the ordinary course of business. While the outcome of any such  matters  cannot be  predicted  with  certainty,  such  matters are not expected  to have a  material  adverse  effect  on our  financial  condition  or operating results.

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
RISKS AND  UNCERTAINTIES,  AND THAT ACTUAL  RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  PROJECTED IN THE  FORWARD-LOOKING  STATEMENTS.  THE FOLLOWING  DISCUSSION
SHOULD BE READ TOGETHER WITH THE CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES TO
THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

     Revenues for the first quarter of 2006 were disappointing.  Nonetheless, we remain  optimistic  about our future  prospects  because  other  measures of our performance and potential growth remain strong.

     Revenues for the first quarter of 2006  increased  only 10% to $9.2 million compared with  revenues in the first quarter of 2005.  This number is lower than we had expected.  While revenues from our OEM partners were higher than the same period last year on both a percentage  and an absolute  dollar  basis,  revenues from our resellers declined.

     The decline in revenues from resellers was worldwide,  but was concentrated in North  America.  A portion of the weakness in revenues from  resellers can be attributed to normal  seasonality in the information  technology  industry,  but seasonality does not explain the whole story. We are reviewing our channel sales operations to determine why revenues fell short of our targets and what steps we can take to reverse the decline.  Among other things,  we are looking at whether we have dedicated, and have available, the proper resources to channel sales and whether the proper  initiatives are in place. We anticipate that we will need to add  resources  to our sales and  marketing  team in order to  realize  the full potential of our existing  opportunities,  to establish  our  visibility  in the marketplace, and to generate additional business prospects.

     As we expected,  revenues from our VirtualTape Library software,  grew at a higher rate in the first quarter of 2006 than our other products.

     Despite the lower than expected  revenues,  the other indicators we look to in order to assess our performance and growth continued to be positive.

     Cash from  operations  in the first  quarter of 2006 totaled $4.7  million.
This is the sixth consecutive  quarter we have realized positive cash flows even as we have invested in personnel and infrastructure. We believe that our ability to fund our own growth bodes well for our long-term success.

     Deferred  revenue at quarter end increased 4%, compared with the balance at
December  31,  2005,  and by 64%  compared  with the same  period a year ago. We consider the continued growth of our deferred revenue as an important  indicator of the  success  of our  products.  We  believe  that  support  and  maintenance renewals,  which comprise the majority of our deferred revenue,  are expressions of  satisfaction  with our  products and our support  organization  from our end users.

     We  remain  pleased  with our  ability  to scale  our  business.  Operating expenses increased by $1.6 million over the previous quarter. However, operating expenses  for the first  quarter of 2006  include  $2.3  million in  share-based compensation  expense as required by accounting  standards that went into effect on January 1,  2006.  The sum of other  operating  expenses  decreased  from the fourth quarter of 2005.  Operating  expenses  increased by $4.3 million from the first  quarter of 2005.  Of such  increase,  $2.3  million was  attributable  to share-based  compensation  expense. Our gross margins decreased from 82% for the fourth  quarter of 2005 to 77% for the first quarter this year. Of such decline,
4% was attributable to share-based compensation expense.

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

RESULTS OF  OPERATIONS - FOR THE THREE  MONTHS ENDED MARCH 31, 2006  COMPARED TO
THE THREE MONTHS ENDED MARCH 31, 2005.

     Revenues for the three months  ended March 31, 2006  increased  10% to $9.2 million  compared  with $8.4  million for the three months ended March 31, 2005.
Our  operating  expenses  increased  49% from $8.7  million for the three months ended March 31, 2005 to $13.0 million for the three months ended March 31, 2006.
Included in our operating expenses for the three months ended March 31, 2006 was
$2.3  million,  of  share-based  payment  compensation  expense  related  to the implementation  of SFAS 123(R)  beginning  January 1, 2006. For the three months ended  March 31,  2005,  there was no expense  related to  employee  share-based payment compensation expense. Net loss for the three months ended March 31, 2006 was $3.6 million  compared  with a net loss of $0.1 million for the three months ended  March 31,  2005.  The  increase  in  revenues  was due to an  increase in maintenance  revenue and software services and other revenue partially offset by a decrease  in  software  license  revenue.  Revenue  contribution  from our OEM partners  increased in absolute dollars and as a percentage of our total revenue for the quarter ended March 31, 2006.  Software  license  revenue from resellers and  distributors  decreased  in absolute  dollars.  Expenses  increased  in all aspects of our business to support our growth.  For the three months ended March
31, 2006,  we increased  the number of employees  and continued to invest in our infrastructure by purchasing  additional  computers and equipment.  We increased the number of employees from 223 employees as of March 31, 2005 to 308 employees as of March 31, 2006.

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

     Software  license  revenue  decreased  10% from $6.3  million for the three months ended March 31, 2005 to $5.7 million for the three months ended March 31,
2006. Although our software license revenue from our OEM partners increased,  we experienced  a decrease in  software  license  revenue  from our  resellers  and distributors.

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
Professional  services  revenue is  recognized  in the period  that the  related services are performed.  Revenue from engineering  services is primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed.  In the first  quarter of 2006 and 2005,  we had a limited  number of transactions  in which we purchased  hardware and bundled this hardware with our software  and sold the  bundled  solution  to our  customer.  A  portion  of the contractual  fees is  recognized  as revenue  when the  hardware  or software is delivered to the  customer  based on the  relative  fair value of the  delivered element(s).  Maintenance,  software  services and other revenue increased 67% to
$3.5 million for the three months ended March 31, 2006 from $2.1 million for the three months ended March 31, 2005.

     The major factor behind the increase in maintenance,  software services and other revenue was an increase in the number of maintenance and technical support contracts  we  sold.  As we are in  business  longer,  and  as we  license  more software,  we expect these  revenues will continue to increase.  The majority of our new customers  purchase  maintenance  and support and most  customers  renew their maintenance and support after their initial contracts expire.  Maintenance revenue increased from $1.5 million for the three months ended March 31, 2005 to
$2.6  million  for  the  three  months  ended  March  31,  2006.  Growth  in our professional  services  sales,  which  increased  by $0.3  million for the three months ended March 31, 2006 compared with the three months ended March 31, 2005, also contributed to the increase in software  services and other revenues.  This increase in  professional  services  revenue was related to the  increase in our software license  customers who elected to purchase  professional  services.  We expect  maintenance,  software  services  and  other  revenues  to  continue  to increase.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

     To remain  successful  in the network  storage  solutions  market,  we must continually  upgrade our  software by  enhancing  the  existing  features of our products and by adding new features and products.  We often evaluate  whether to develop these new offerings  in-house or whether we can achieve a greater return on investment by purchasing or licensing  software from third parties.  Based on our evaluations we have purchased or licensed  various software for resale since
2001. As of March 31, 2006, we had $5.2 million of purchased  software  licenses that are being amortized over three years.  For the three months ended March 31,
2006,  we  recorded  $0.2  million of  amortization  related to these  purchased software  licenses.  As of March 31,  2005,  we had $4.9  million  of  purchased software  licenses and recorded  approximately  $0.2 million of amortization for the three  months  ended  March 31,  2005  related to these  purchased  software licenses.  We will continue to evaluate  third party  software  licenses and may make  additional  purchases,  which would result in an increase in  amortization expense.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

     Cost  of  maintenance,   software  services  and  other  revenues  consists
primarily  of  personnel  and other costs  associated  with  providing  software implementations,  technical  support under maintenance  contracts,  training and share-based payment  compensation  expense associated with the implementation of
SFAS 123(R).  Cost of  maintenance,  software  services and other  revenues also includes the cost of hardware  purchased that was resold.  Cost of  maintenance, software  services and other  revenues for the three months ended March 31, 2006 increased by 50% to $2.0 million compared with $1.3 million for the three months ended March 31, 2005. The increase in cost of maintenance, software services and other  revenue  was  principally  due to $0.3  million  of  share-based  payment compensation  expense.  There was no share-based  payment  compensation  expense included in cost of  maintenance,  software  services and other  revenue for the three months ended March 31, 2005. Additionally,  cost of maintenance,  software services  and other  revenue  increased  due to an increase in  personnel.  As a result  of  our  increased  sales  of  maintenance  and  support  contracts  and professional  services,  we hired  additional  employees  to  provide  technical support  and to  implement  our  software.  Our  cost of  maintenance,  software services  and other  revenue  will  continue to grow in absolute  dollars as our revenue increases.

     Gross  profit for the three months ended March 31, 2006 was $7.1 million or
77% of revenue  compared to $6.8  million or 82% of revenue for the three months ended March 31, 2005.  The  decrease in gross  margin was mainly  related to the share-based  payment  compensation  included  in cost of  maintenance,  software services and other revenue for the three months ended March 31, 2006.

SOFTWARE DEVELOPMENT COSTS

     Software development costs consist primarily of personnel costs for product development personnel,  share-based payment compensation expense associated with the  implementation of SFAS 123(R),  and other related costs associated with the
development  of  new  products,   enhancements  to  existing  products,  quality
assurance and testing.  Software development costs increased 73% to $4.6 million for the three months ended March 31, 2006 from $2.7 million for the three months ended March 31, 2005. The increase in software  development  costs was primarily due to $1.1 million of share-based payment  compensation  expense.  There was no share-based  payment  compensation  expense  included  in cost  of  maintenance, software  services and other  revenue for the three months ended March 31, 2005.
The  increase is also due to an increase  in  employees  required to enhance and test our core  network  storage  software  product,  as well as to  develop  new innovative features and options. In addition,  we required additional  employees to test and integrate our software with our OEM partners' products. We intend to continue  recruiting  and hiring  product  development  personnel to support our software development process.

SELLING AND MARKETING

     Selling and  marketing  expenses  consist  primarily of sales and marketing personnel and related costs, share-based payment compensation expense associated with the  implementation  of SFAS  123(R),  travel,  public  relations  expense, marketing literature and promotions,  commissions,  trade show expenses, and the costs associated with our foreign sales offices.  Selling and marketing expenses increased  40% to $4.9  million for the three  months  ended March 31, 2006 from
$3.5 million for the three months ended March 31, 2005.  The increase in selling and marketing expenses was primarily due to $0.7 million of share-based  payment compensation  expense.  There was no share-based  payment  compensation  expense included in selling and marketing  expenses for the three months ended March 31,
2005. In addition,  we continued to hire new sales and sales  support  personnel and to expand our worldwide  presence to  accommodate  our  anticipated  revenue growth.  We believe  that to  continue to grow  sales,  our sales and  marketing expenses will continue to increase.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of personnel costs of general and administrative  functions,  share-based payment compensation expense associated with the implementation of SFAS 123(R), public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs.  General and administrative  expenses increased 34% to
$1.3 million for the three months ended March 31, 2006 from $1.0 million for the three  months  ended  March 31,  2005.  The  overall  increase  in  general  and administrative expenses was primarily due to $0.2 million of share-based payment compensation  expense.  There was no share-based  payment  compensation  expense included in general and administrative expenses for the three months ended March
31,  2005.  As our  revenue  and  number of  employees  increase,  our legal and professional  fees and other  general  corporate  overhead  costs are  likely to increase as well.

INTEREST AND OTHER INCOME

     We  invest  our  cash,  cash  equivalents  and  marketable   securities  in
government securities and other low risk investments.  Interest and other income increased to $0.3 million for the three months ended March 31, 2006  compared to
$0.2  million  for the three  months  ended  March 31,  2005.  This  increase is primarily  due to a higher  average cash balance and  slightly  higher  interest rates.

INCOME TAXES

     For the three months ended March 31, 2006,  our  provision for income taxes consisted  of  U.S.  and  foreign  taxes  in  amounts  necessary  to  align  our year-to-date tax provision with the effective rate that we expect to achieve for the full year.  Our  provision for income taxes for the three months ended March
31, 2006 consist primarily of foreign taxes and U.S. federal alternative minimum taxes and state  minimum  taxes that are  expected to be incurred  (despite  our pre-tax book loss)  primarily as a result of the  limitations  of our ability to utilize net operating losses and the  non-deductibility  of certain  share-based payment  compensation  for  income tax  purposes  that has been  recognized  for financial statement purposes.  For the three months ended March 31, 2005, we did not record a tax benefit  associated  with the  pre-tax  loss  incurred  for the period  due  primarily  to the  uncertainty  of  recoverability  of the  related deferred tax assets. Accordingly, we provided a full valuation allowance against our net deferred tax assets.

CRITICAL ACCOUNTING POLICIES

     Our critical accounting policies are those related to revenue  recognition, accounts  receivable  allowances,  deferred  income  taxes  and  accounting  for share-based payment compensation.

     REVENUE RECOGNITION. We recognize revenue in accordance with the provisions of  Statement  of  Position  97-2,  SOFTWARE  REVENUE  RECOGNITION,  as amended.
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

     ACCOUNTS  RECEIVABLE.  We review accounts receivable to determine which are doubtful of collection. In making the determination of the appropriate allowance for  uncollectible  accounts and returns,  we consider  historical return rates, specific past due accounts,  analysis of our accounts receivable aging, customer payment  terms,  historical  collections,  write-offs  and  returns,  changes in customer demand and  relationships,  concentrations  of credit risk and customer credit worthiness. Historically, we have experienced a somewhat consistent level of  write-offs  and  returns  as a  percentage  of revenue  due to our  customer relationships,  contract  provisions  and  credit  assessments.  Changes  in the
product  return  rates,   credit  worthiness  of  customers,   general  economic
conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

     DEFERRED  INCOME  TAXES.  Consistent  with the  provisions  of Statement of
Financial  Accounting  Standards  No. 109, we regularly  estimate our ability to recover  deferred  income  taxes,  and report  such assets at the amount that is determined to be  more-likely-than-not  recoverable.  This evaluation  considers
several  factors,   including  an  estimate  of  the  likelihood  of  generating sufficient  taxable  income in future periods over which  temporary  differences reverse,  the expected reversal of deferred tax liabilities,  past and projected taxable  income,  and available tax planning  strategies.  As of March 31, 2006, based  primarily  upon our  cumulative  losses,  a valuation  allowance has been recorded  against our deferred tax assets.  In the event that  evidence  becomes available  in the future to  indicate  that our  deferred  taxes will  likely be recoverable  (e.g.,  taxable  income  generated  in  and  projected  for  future periods),  our  estimate of the  recoverability  of  deferred  taxes may change, resulting in a reversal of all or a portion of such valuation allowance.

     ACCOUNTING  FOR  SHARE-BASED  PAYMENTS.  As discussed  further in "Notes to
Unaudited Condensed  Consolidated  Financial  Statements - Note (1K) SHARE-BASED
PAYMENTS,"  we adopted  SFAS No.  123(R) on  January 1, 2006 using the  modified prospective method. Through December 31, 2005, we accounted for our stock option plans under the intrinsic  value method of Accounting  Principles  Board ("APB")
Opinion No. 25, and as a result no compensation costs had been recognized in our historical consolidated statements of operations.

     We have used and expect to continue to use the Black-Scholes option-pricing
model  to  compute  the  estimated  fair  value  of  stock-based   awards.   The
Black-Scholes  option  pricing model  includes  assumptions  regarding  dividend yields, expected volatility,  expected option term and risk-free interest rates.
The assumptions  used in computing the fair value of stock-based  awards reflect our best  estimates,  but  involve  uncertainties  relating  to market and other conditions,  many of which are  outside of our  control.  We  estimate  expected volatility  based  primarily on historical  daily price changes of our stock and other factors.  Additionally,  we estimate forfeiture rates based primarily upon historical  experiences,  adjusted when appropriate for known events or expected trends. If other assumptions or estimates had been used, the share-based payment compensation expense that was recorded for the three months ended March 31, 2006 could have been materially different.  Furthermore,  if different assumptions or estimates are used in future periods,  share-based payment  compensation expense could be materially  impacted in the future.  Total compensation cost related to unvested  share-based  payment awards not yet recognized as of March 31, 2006 is
$11,693,029.  That cost is expected  to be  recognized  over a weighted  average period of 1.3 years.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In  February  2006,  the FASB issued  FASB Staff  Position  ("FSP") No. FAS
123(R)-4,  CLASSIFICATION OF OPTIONS AND SIMILAR  INSTRUMENTS ISSUED AS EMPLOYEE
COMPENSATION  THAT ALLOW FOR CASH SETTLEMENT UPON THE OCCURRENCE OF A CONTINGENT
EVENT,  which amends SFAS No. 123(R) to require that options  issued with a cash settlement  feature that can be exercised  upon the  occurrence  of a contingent event  that is outside  the  employee's  control  should  not be  classified  as liabilities  until it becomes  probable that the event will occur. For companies that adopted SFAS No.  123(R) prior to the issuance of the FSP,  application  is required  in the first  reporting  period  beginning  after  February  3,  2006.
Currently,  the Company has no stock options  outstanding  with  contingent cash settlement  features,  and as a result,  the FSP will not impact  the  Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Our total cash and cash equivalents and marketable securities balance as of
March 31, 2006 increased by $4.5 million compared to December 31, 2005. Our cash and cash  equivalents  totaled $22.3 million and marketable  securities  totaled
$18.8  million at March 31,  2006.  As of March 31, 2005,  we had  approximately
$17.3  million in cash and cash  equivalents  and $16.5  million  in  marketable securities.

     For the three months ended March 31, 2006 we generated positive cash flows.
We continued to invest in our  infrastructure  to support our  long-term  growth during the three months ended March 31, 2006.  We made  investments  in property and equipment and we increased the number of employees  during the first quarter of 2006.  As we  continue  to grow,  we will  continue  to make  investments  in property and equipment and will need to continue to increase our headcount.

     In October 2001, our Board of Directors  authorized the repurchase of up to two million shares of our outstanding  common stock. Since October 2001, 549,600 shares have been repurchased at an aggregate purchase price of $3.6 million.

     Net cash  provided by  operating  activities  totaled  $4.7 million for the three months ended March 31, 2006, compared to $1.0 million for the three months ended March 31, 2005. Net cash provided by operating  activities of $4.7 million was  primarily  derived  from a  decrease  in net  accounts  receivable  of $5.3 million, an increase in deferred revenue of $0.4 million and non-cash charges of
$0.9 million for depreciation and amortization and $2.3 million related to stock option  expense.  These  amounts were  partially  offset by our net loss of $3.6 million for the three  months  ended March 31,  2006,  and  decreases in accrued expenses  and accounts  payable  totaling  $0.6  million.  The cash  provided by operating  activities  for the three  months  ended  March 31,  2005 was  mainly comprised of our net loss of $0.1 million,  and a decrease in accrued expense of
$0.4  million  offset by an  increase in  deferred  revenue of $0.7  million and non-cash charges of $0.8 million.

     Net cash used in investing activities was $2.0 million for the three months ended March 31, 2006, due primarily to net purchases of marketable securities of
$1.0 million,  purchases of property and equipment of $0.8 million and purchases of software licenses and intangible assets of $0.3 million. Net cash provided by investing activities was $1.4 million for the three months ended March 31, 2005, due primarily to net sales of marketable securities of $2.0 million. This amount was partially offset by purchases of property and equipment of $0.5 million.

     Net cash  provided by financing  activities  was $0.8 million for the three months  ended March 31,  2006,  which  related to proceeds  from the exercise of stock  options.  Net cash used in financing  activities was $0.6 million for the three months ended March 31, 2005. This amount was primarily related to payments to acquire treasury stock of $0.9 million  partially offset by proceeds from the exercise of stock options of $0.4 million.

     We currently do not have any debt and our only  material  cash  commitments are  related to our office  leases.  We have an  operating  lease  covering  our corporate  office facility that expires in February,  2012. We also have several operating leases related to offices in foreign  countries.  The expiration dates for these leases range from 2006 through  2012.  Refer to Note 5 of the notes to our unaudited condensed consolidated financial statements.

     We  believe  that  our  current  balance  of  cash,  cash  equivalents  and
marketable  securities,   and  expected  cash  flows  from  operations  will  be
sufficient to meet our cash requirements for at least the next twelve months.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS. Our return on our investments in cash, cash equivalents and marketable  securities  is subject to interest rate risks.  We regularly  assess these risks and have established  policies and business  practices to manage the market risk of our  marketable  securities.  If interest rates were to change by
10% from the levels at March 31, 2006, the effect on our financial results would be insignificant.

FOREIGN  CURRENCY  RISK.  We have  several  offices  outside the United  States.
Accordingly,  we are  subject to  exposure  from  adverse  movements  in foreign
currency   exchange  rates.  The  effect  of  foreign  currency   exchange  rate
fluctuations  have not been material  since our inception.  If foreign  currency exchange  rates  were to change by 10% from the  levels at March 31,  2006,  the effect on our other comprehensive  income would be insignificant.  We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 4.     CONTROLS AND PROCEDURES

Under the supervision and with the  participation  of our management,  including our  principal  executive  officer  and  principal  financial  officer,  we have evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and procedures as of the end of the period covered by this report, and, based on  their  evaluation,  our  principal  executive  officer  and  principal financial  officer  have  concluded  that  these  controls  and  procedures  are effective.  No  changes  in  the  Company's  internal  controls  over  financial reporting occurred during the quarter ended March 31, 2006, that have materially affected,  or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 1A.   RISK FACTORS

     We are affected by risks  specific to us as well as factors that affect all businesses  operating in a global market.  The  significant  factors known to us that could materially  adversely affect our business,  financial  condition,  or operating results are set forth below,  whether or not there has been a material change in any Risk Factor.

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

WE ARE DEPENDENT ON CERTAIN KEY CUSTOMERS AND A PORTION OF OUR  RECEIVABLES  ARE
CONCENTRATED WITH TWO CUSTOMERS.

     We tend  to  have  one or  more  customers  account  for 10% or more of our revenues  during each fiscal  quarter.  For the quarter ended March 31, 2006, we had one customer who accounted for 26% of our revenues. While we believe that we will  continue to receive  revenue from this  client,  our  agreement  with this customer does not have any minimum sales  requirements  and we cannot  guarantee continued revenue.  If our contract with this customer is terminated,  or if the volume of sales  from this  customer  significantly  declines,  it would  have a material adverse effect on our operating results.

     In addition,  as of March 31, 2006,  one customer  accounted for a total of
16% of our  outstanding  receivables.  While  we  currently  have no  reason  to
question  the   collectibility  of  this  receivable,   a  business  failure  or
reorganization  by  this  customer  could  harm  our  ability  to  collect  this receivable and could damage our cash flow.

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

OUR STOCK PRICE MAY BE VOLATILE

     The market price of our common stock has been  volatile in the past and may be volatile in the future.  For  example,  during the past twelve  months  ended
March 31,  2006,  the closing  market price of our common stock as quoted on the
NASDAQ National  Market System  fluctuated  between $5.23 and $9.78.  The market price  of our  common  stock  may be  significantly  affected  by the  following factors:

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

OUR  ABILITY  TO  FORECAST  EARNINGS  IS  LIMITED  BY THE  IMPACT OF  ACCOUNTING
REQUIREMENTS.

     The Financial  Accounting  Standards Board requires  companies to recognize the fair value of stock options and other equity-based compensation to employees as compensation expense in the statement of operations.  However,  this expense, which,  in  accordance  with  accounting  standards,  we calculate  based on the
"Black-Scholes"  model,  is subject to factors beyond our control  including the market price of our stock on a particular day and stock price  "volatility."  In addition,  we do not know how many options our  employees  will  exercise in any future period.  These factors make it impossible  for us to forecast  accurately what the stock  option  and  equity-based  compensation  expense  will be in the future. Because we are unable to make accurate expense forecasts,  we are unable to make accurate forecasts of future earnings.

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING  OPTIONS AND WARRANTS,  THE EXERCISE
OF WHICH WOULD DILUTE THE THEN-EXISTING  STOCKHOLDERS'  PERCENTAGE  OWNERSHIP OF
OUR COMMON STOCK.

     As of March 31, 2006, we had  outstanding  options and warrants to purchase an aggregate  of  10,925,586  shares of our common  stock at a weighted  average exercise  price of $5.41 per share.  We also have  783,748  shares of our common stock reserved for issuance under our stock option plans with respect to options that have not been granted.

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

ITEM 6.     EXHIBITS

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
                           (Chief Accounting Officer)

May 9, 2006