Form 10-Q
period 2006-06-30
FALCONSTOR SOFTWARE INC
filed 2006-08-08
CIK 922521

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934
     For the quarterly period ended June 30, 2006
                                    ----------------------

/_/  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from to _______________ - _____________

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

         Registrant's telephone number, including area code:631-777-5188

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

Large Accelerated Filer __    Accelerated Filer  X    Non-Accelerated Filer
                                               ----                         ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes   No X

     The number of shares of Common Stock issued and  outstanding as of July 25,
2006 was 48,784,380 and 47,984,780, which includes redeemable common shares.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                            Page

PART I.   Financial Information                                                3

Item 1.   Condensed Consolidated Financial Statements                          3

          Condensed Consolidated Balance Sheets at June 30, 2006
             (unaudited) and December 31, 2005                                 3

          Unaudited Condensed Consolidated Statements of Operations
             for the three and six months ended June 30, 2006 and 2005         4

          Unaudited Condensed Consolidated Statements of Cash Flows
             for the six months ended June 30, 2006 and 2005                   5

          Notes to the Unaudited Condensed Consolidated
             Financial Statements                                              6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        15

Item 3.   Qualitative and Quantitative Disclosures about Market Risk          23

Item 4.   Controls and Procedures                                             23

PART II.  Other Information                                                   23

Item 1.   Legal Proceedings                                                   23

Item 1A.  Risk Factors                                                        24

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         31

Item 4.   Submission of Matters to a Vote of Security Holders                 32

Item 5.   Other Information                                                   32

Item 6.   Exhibits                                                            32

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                       FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                   June 30, 2006     December 31, 2005
                                                                                   -------------     -----------------
                                     Assets                                         (Unaudited)
Current assets:
   Cash and cash equivalents ...............................................        $ 13,911,480       $ 18,796,973
   Marketable securities ...................................................          25,617,872         17,833,683
   Accounts receivable, net of allowances of $5,103,602 and
     $3,846,882, respectively ..............................................          12,736,058         15,187,408
   Prepaid expenses and other current assets ...............................           1,005,426            911,715
                                                                                    ------------       ------------

         Total current assets ..............................................          53,270,836         52,729,779

Property and equipment, net of accumulated depreciation of
  $8,655,019 and $7,150,762, respectively ..................................           5,514,362          5,277,609
Goodwill ...................................................................           3,512,796          3,512,796
Other intangible assets, net ...............................................             247,749            216,864
Other assets ...............................................................           2,295,030          2,236,725
                                                                                    ------------       ------------

         Total assets ......................................................        $ 64,840,773       $ 63,973,773
                                                                                    ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................................        $  1,136,086       $  1,152,228
  Accrued expenses .........................................................           4,699,914          4,522,212
  Deferred revenue .........................................................           8,042,134          7,401,018
                                                                                    ------------       ------------
         Total current liabilities .........................................          13,878,134         13,075,458

Deferred revenue ...........................................................           3,060,802          2,240,208
                                                                                    ------------       ------------

         Total liabilities .................................................          16,938,936         15,315,666

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock - $.001 par value, 2,000,000 shares authorized                --                 --
  Common stock - $.001 par value, 100,000,000 shares authorized,
     48,757,130 and 48,441,614 shares issued, respectively and 47,957,530
     and 47,892,014 shares outstanding, respectively .......................              48,757             48,442
  Additional paid-in capital ...............................................          93,113,793         87,342,747
  Accumulated deficit ......................................................         (39,601,010)       (34,659,329)
  Common stock held in treasury, at cost (799,600 and 549,600 shares,
     respectively ) ........................................................          (5,304,502)        (3,632,930)
  Accumulated other comprehensive loss .....................................            (355,201)          (440,823)
                                                                                    ------------       ------------

         Total stockholders' equity ........................................          47,901,837         48,658,107
                                                                                    ------------       ------------
         Total liabilities and stockholders' equity ........................        $ 64,840,773       $ 63,973,773
                                                                                    ============       ============

                    See accompanying notes to unaudited condensed consolidated financial statements.

                                         FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                     Three Months Ended June 30,              Six Months Ended June 30,
                                                  --------------------------------       ---------------------------------

                                                       2006                2005               2006                2005
                                                  ------------        ------------       ------------        ------------

Revenues:
Software license revenue ...................      $  8,726,021        $  6,650,442       $ 14,402,710        $ 12,932,951
Maintenance revenue ........................         2,908,514           1,791,267          5,499,517           3,321,441
Software services and other revenue ........         1,033,692           1,053,878          1,974,320           1,633,231
                                                  ------------        ------------       ------------        ------------
                                                    12,668,227           9,495,587         21,876,547          17,887,623
                                                  ------------        ------------       ------------        ------------

Operating expenses:
  Amortization of purchased and capitalized
     software ..............................           101,333             193,417            253,055             416,000
  Cost of maintenance, software services and
     other revenue .........................         2,320,065           1,468,866          4,304,662           2,796,083
  Software development costs ...............         4,905,137           2,763,745          9,512,240           5,431,136
  Selling and marketing ....................         5,686,742           3,979,124         10,590,747           7,484,343
  General and administrative ...............         1,390,140           1,031,285          2,711,434           2,017,311
                                                  ------------        ------------       ------------        ------------
                                                    14,403,417           9,436,437         27,372,138          18,144,873
                                                  ------------        ------------       ------------        ------------
       Operating income (loss) .............        (1,735,190)             59,150         (5,495,591)           (257,250)
                                                  ------------        ------------       ------------        ------------

Interest and other income, (net) ...........           384,009             236,909            670,660             423,495
                                                  ------------        ------------       ------------        ------------

       Income (loss) before income taxes ...        (1,351,181)            296,059         (4,824,931)            166,245

Provision (benefit) for income taxes .......           (46,386)              7,954            116,750              11,969
                                                  ------------        ------------       ------------        ------------

       Net income ( loss) ..................      $ (1,304,795)       $    288,105       $ (4,941,681)       $    154,276
                                                  ------------        ------------       ------------        ------------

Basic net income (loss) per share ..........      $      (0.03)       $       0.01       $      (0.10)       $       0.00
                                                  ============        ============       ============        ============
Diluted net income (loss) per share ........      $      (0.03)       $       0.01       $      (0.10)       $       0.00
                                                  ============        ============       ============        ============
Weighted average basic shares
  outstanding ..............................        48,047,291          47,594,072         48,026,914          47,561,653
                                                  ============        ============       ============        ============
Weighted average diluted shares
  outstanding ..............................        48,047,291          50,623,983         48,026,914          50,806,365
                                                  ============        ============       ============        ============

                      See accompanying notes to unaudited condensed consolidated financial statements.

                                    FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                  2006                  2005
                                                                             ------------          ------------
Cash flows from operating activities:
   Net loss ........................................................         $ (4,941,681)         $    154,276
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization ...............................            1,828,762             1,708,690
       Share-based payment compensation ............................            4,660,622                  --
       Non-cash professional services ..............................                 --                 (75,728)
       Realized loss on marketable securities ......................               28,855                22,701
       Realized loss on foreign currency exchange ..................               41,670                  --
       Tax benefit from stock option exercise ......................              (10,467)                 --
       Provision for returns and doubtful accounts .................            1,917,634               965,196
     Changes in operating assets and liabilities:
       Accounts receivable .........................................              538,581            (1,840,715)
       Prepaid expenses and other current assets ...................              (89,291)             (303,600)
       Other assets ................................................             (134,275)               24,987
       Accounts payable ............................................              (24,756)              162,520
       Accrued expenses ............................................              141,179              (267,424)
       Deferred revenue ............................................            1,483,756             1,510,824
                                                                             ------------          ------------

         Net cash provided by operating activities .................            5,440,589             2,061,727
                                                                             ------------          ------------

Cash flows from investing activities:
   Sale of marketable securities ...................................           35,377,326            31,448,900
   Purchase of marketable securities ...............................          (43,209,250)          (31,405,029)
   Purchase of property and equipment ..............................           (1,703,124)           (1,356,820)
   Purchase of software licenses ...................................             (168,000)                 --
   Purchase of intangible assets ...................................             (121,533)              (78,258)
                                                                             ------------          ------------

     Net cash used in investing activities .........................           (9,824,581)           (1,391,207)
                                                                             ------------          ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options .........................            1,100,272               783,203
   Payments to acquire treasury stock ..............................           (1,671,572)           (1,067,119)
   Tax benefit from stock option exercise ..........................               10,467                  --
                                                                             ------------          ------------

     Net cash used in financing activities .........................             (560,833)             (283,916)
                                                                             ------------          ------------

Effect of exchange rate changes on cash and cash equivalents .......               59,332               (31,969)
                                                                             ------------          ------------

Net increase (decrease) in cash and cash equivalents ...............           (4,885,493)              354,635

Cash and cash equivalents, beginning of period .....................           18,796,973            15,484,573
                                                                             ------------          ------------

Cash and cash equivalents, end of period ...........................         $ 13,911,480          $ 15,839,208
                                                                             ============          ============

Cash paid for income taxes                                                   $     25,000          $      6,294
                                                                             ============          ============

          The Company did not pay any interest expense for the six months ended June 30, 2006 and 2005.
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

(b) PRINCIPLES OF CONSOLIDATION

     The consolidated  financial  statements include the accounts of the Company and its wholly-owned  subsidiaries.  All significant  intercompany  balances and transactions have been eliminated in consolidation.

(c) USE OF ESTIMATES

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

(d) UNAUDITED INTERIM FINANCIAL INFORMATION

     The unaudited interim  consolidated  financial statements of the Company as of June 30, 2006 and for the three and six months  ended June 30, 2006 and 2005, included  herein have been prepared,  without  audit,  pursuant to the rules and
regulations  of  the  Securities  and  Exchange  Commission   ("SEC").   Certain
information  and note  disclosures  normally  included in  financial  statements prepared in accordance  with  accounting  principles  generally  accepted in the
United States of America have been  condensed or omitted  pursuant to such rules and regulations relating to interim financial statements.

     In the opinion of management,  the accompanying unaudited interim condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2006, and the results of its operations for the three and six months ended June 30, 2006 and 2005.

(e) CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company  considers  all highly  liquid  investments  with a maturity of three months or less when purchased to be cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$9.4  million  and  $12.4  million  at June 30,  2006  and  December  31,  2005, respectively.  Marketable  securities  at June 30,  2006 and  December  31, 2005 amounted to $25.6  million and $17.8  million,  respectively,  and  consisted of corporate bonds and government securities, which are classified as available for sale, and accordingly,  unrealized gains and losses on marketable securities are
reflected  as  a  component  of   accumulated   other   comprehensive   loss  in
stockholders' equity.

(f)  REVENUE RECOGNITION

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
Software  delivered to a customer on a trial basis is not  recognized as revenue until a permanent  key code is delivered  to the  customer.  Reseller  customers typically  send the  Company a  purchase  order  only when they have an end user identified.  When a customer  licenses  software  together  with the purchase of maintenance,  the Company  allocates a portion of the fee to maintenance for its fair value.  Software  maintenance  fees are deferred and  recognized as revenue ratably over the term of the contract. The long-term portion of deferred revenue relates to  maintenance  contracts with terms in excess of one year. The cost of providing  technical  support  is  included  in cost of  revenues.  The  Company provides an allowance  for software  product  returns as a reduction of revenue, based upon historical experience and known or expected trends.

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

     For the quarters ended June 30, 2006 and 2005, the Company had a limited number of transactions in which it purchased  hardware and bundled this hardware with the Company's software and sold the bundled solution to its customer. Since the software is not essential for the functionality of the equipment included in the Company's bundled  solutions,  and both the hardware and software have stand alone value to the customer,  a portion of the contractual fees is recognized as revenue when the software or hardware is  delivered  based on the relative  fair value of the delivered element(s).

     For the three  months ended June 30,  2006,  the Company had two  customers that together  accounted for 32% of revenues and one customer that accounted for
17% of the accounts receivable balance at June 30, 2006.

(g) PROPERTY AND EQUIPMENT

     Property and  equipment  are recorded at cost.  Depreciation  is recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years). Depreciation expense was $767,739 and $579,451 for the three months ended June 30, 2006 and 2005,  respectively,  and  $1,504,257 and $1,164,580 for
the  six  months  ended  June  30,  2006  and  2005,   respectively.   Leasehold
improvements  are  amortized  on a  straight-line  basis  over  the  term of the respective leases or over their estimated useful lives, whichever is shorter.

(h) GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill  represents  the excess of the purchase  price over the  estimated fair value of net  tangible  and  identifiable  intangible  assets  acquired  in
business  combinations.   Consistent  with  Statement  of  Financial  Accounting
Standards  ("SFAS") 142, GOODWILL AND OTHER INTANGIBLE  ASSETS,  the Company has
not  amortized  goodwill  related to its  acquisitions,  but instead  tested the balance for impairment.  The Company's annual impairment assessment is performed as of  December  31st of each year,  and at other  times if events or changes in circumstances  indicate  that it is more  likely  than  not  that  the  asset is impaired.  Identifiable intangible assets are amortized over a three-year period using the straight-line method. Amortization expense was $45,468 and $65,851 for the three  months  ended June 30, 2006 and 2005,  respectively,  and $90,648 and
$128,110  for the six months  ended June 30,  2006 and 2005,  respectively.  The gross carrying amount and accumulated amortization of other intangible assets as of June 30, 2006 and December 31, 2005 are as follows:

                                                      June  30,    December 31,
                                                        2006          2005
                                                      ---------     ---------
Customer relationships and purchased technology:

Gross carrying amount                                 $ 216,850     $ 216,850
Accumulated amortization                               (216,850)     (216,850)
                                                      ---------     ---------

Net carrying amount                                   $    --       $    --
                                                      =========     =========

Patents:

Gross carrying amount                                 $ 771,397     $ 649,864
Accumulated amortization                               (523,648)     (433,000)
                                                      ---------     ---------

Net carrying amount                                   $ 247,749     $ 216,864
                                                      =========     =========

(i) SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

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

     Purchased software technology of $287,250 and $372,306,  net of accumulated amortization  of  $4,899,750  and  $4,646,694 is included in other assets in the balance  sheets  as of June  30,  2006  and  December  31,  2005,  respectively.
Amortization  expense was  $101,333 and $193,417 for the three months ended June
30, 2006 and 2005,  respectively  and  $253,055  and $416,000 for the six months ended June 30, 2006 and 2005,  respectively.  Amortization of purchased software technology  is  recorded  at the  greater  of the  straight  line basis over the products estimated  remaining life or the ratio of current period revenue of the related  products  to total  current  and  anticipated  future  revenue of these products.

(j) INCOME TAXES

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

(k) LONG-LIVED ASSETS

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

(l) SHARE-BASED PAYMENTS

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

(m) FINANCIAL INSTRUMENTS

     As of June 30, 2006 and December 31, 2005,  the fair value of the Company's financial instruments including cash and cash equivalents,  accounts receivable, accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

(n) FOREIGN CURRENCY

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

(o) EARNINGS PER SHARE (EPS)

     Basic EPS is computed  based on the  weighted  average  number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to the net loss for the three and six  months  ended  June 30,
2006, all common stock equivalents were excluded from diluted net loss per share for  the  periods.  As of June  30,  2006,  potentially  dilutive  common  stock equivalents  included  10,935,664 stock options outstanding and 750,000 warrants outstanding  (such  warrants  become  exercisable  only if  certain  performance targets are met by the grantee).

     The  following   represents  a   reconciliation   of  the   numerators  and
denominators of the basic and diluted earnings per share ("EPS") computation:

                                             Three Months Ended June 30, 2006             Three Months Ended June 30, 2005
                                       Net Income         Shares          Per Share   Net Income         Shares         Per Share
                                       (Numerator)     (Denominator)        Amount    (Numerator)     (Denominator)      Amount
                                       -----------     -------------        ------    -----------     -------------      ------
Basic EPS                             $(1,304,795)       48,047,291      $  (0.03)   $   288,105       47,594,072      $   0.01
                                                                         =========                                     =========

Effect of dilutive securities:
      Stock Options                                            --                                       3,029,911

                                      -----------        ----------      --------    -----------       ----------      --------
Diluted EPS                           $(1,304,795)       48,047,291      $  (0.03)   $   288,105       50,623,983      $   0.01
                                      ============       ==========      =========   ===========       ==========      ========

                                             Six Months Ended June 30, 2006             Six Months Ended June 30, 2005
                                       Net Income         Shares          Per Share   Net Income         Shares         Per Share
                                       (Numerator)     (Denominator)        Amount    (Numerator)     (Denominator)      Amount
                                       -----------     -------------        ------    -----------     -------------      ------
Basic EPS                             $(4,941,681)       48,026,914      $  (0.10)   $   154,276       47,561,653      $   0.00
                                                                         =========                                     =========
Effect of dilutive securities:
      Stock Options                                              -                                      3,244,712
                                      -----------        ----------      --------    -----------       ----------      --------
Diluted EPS                           $(4,941,681)       48,026,914      $  (0.10)   $   154,276       50,806,365      $   0.00
                                      ============       ==========      =========   ===========       ==========      ========

(p) COMPREHENSIVE INCOME (LOSS)

     The Company's comprehensive income (loss) is as follows:

                                                           Three Months Ended June 30,            Six Months Ended June 30,
                                                             2006               2005               2006               2005
                                                             ----               ----               ----               ----
Net Income (loss)                                        $(1,304,795)       $   288,105        $(4,941,681)       $   154,276
                                                         -----------        -----------        -----------        -----------

Other comprehensive income (loss):
     Foreign currency translation
      adjustments                                             93,063            (16,446)           104,502            (31,969)

     Unrealized gains (loss) on investments                  (29,759)             6,968            (18,880)            13,123
                                                         -----------        -----------        -----------        -----------

Other comprehensive income (loss)                             63,304             (9,478)            85,622            (18,846)
                                                         -----------        -----------        -----------        -----------

Comprehensive income (loss)                              $(1,241,491)       $   278,627        $(4,856,059)       $   135,430
                                                         ===========        ===========        ===========        ===========

(q) NEW ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial  Accounting  Standards Board (FASB) issued FASB
Interpretation   No.  48,   ACCOUNTING  FOR   UNCERTAINTY  IN  INCOME   TAXES-an
interpretation  of FASB Statement No. 109 (FIN 48), which prescribes  accounting for and disclosure of uncertainty in tax provisions. This interpretation defines the  criteria  that  must  be met  for  the  benefits  of a tax  position  to be recognized  in the  financial  statements  and the  measurement  of tax benefits recognized.  The  provisions  of FIN 48 are effective as of the beginning of the

Company's  2007  fiscal  year,  with the  cumulative  effect  of the  change  in accounting principle recorded as an adjustment to opening retained earnings. The
Company  is  currently   evaluating  the  impact  of  adopting  FIN  48  on  the
consolidated financial statements.

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

     The Company  granted  options to purchase an aggregate of 50,000  shares of common stock to certain  non-employee  consultants in exchange for  professional services  during 2002.  The aggregate  fair value of these options as determined using the fair value  method is  expensed  over the  periods  the  services  are provided.  The related  expense  amounted to $15,818 and $(75,728) for the three and six months ended June 30, 2005, respectively.  These services were completed as of December 31, 2005.

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

     On May 17, 2006,  the Company  adopted the 2006  Incentive  Stock Plan (the
"2006  Plan").  The 2006  Plan is  administered  by the Board of  Directors  and provides  for the  grant  of  incentive  and  nonqualified  stock  options,  and restricted  stock,  to  employees,  officers,  consultants  and  advisors of the
Company.  A maximum of  1,500,000  of the  authorized  but  unissued or treasury shares  of the  common  stock of the  Company  may be  issued  upon the grant of restricted or upon the exercise of options granted under the 2006 Plan. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant.  Options granted have terms of ten years.  All options and shares of restricted  stock  granted under the 2006 Plan must be granted  within ten years of the adoption of the 2006 Plan.

     The following table  summarizes stock option activity during the six months ended June 30, 2006:

                                                                                     Weighted
                                                                    Weighted          Average
                                                                    Average          Remaining     Aggregate
                                                    Number of       Exercise        Contractual    Intrinsic
                                                     Options         Price          Life (Years)     Value
                                                   ------------    ------------    -------------   ------------
Outstanding at December 31, 2005                    10,200,908      $   5.22
Granted                                                284,000      $   8.93
Exercised                                             (247,888)     $   3.21
Canceled                                               (61,434)     $   8.97
                                                   ------------    ------------

Outstanding at March 31, 2006                       10,175,586      $   5.35           6.89        $41,918,935
                                                   ============    ============    ============    ============

Granted                                                897,400      $   6.63
Exercised                                              (67,628)     $   4.50
Canceled                                               (69,694)     $   7.43
                                                   ------------    ------------

Outstanding at June 30, 2006                        10,935,664      $   5.45           6.88        $21,541,580
                                                   ============    ============    ============    ============

Options exercisable at June 30, 2006                 7,336,289      $   4.52           5.89        $20,517,033
                                                   ------------    ------------    ------------    ------------

     Stock option  exercises are fulfilled with new shares of common stock.  The total cash received from stock option  exercises for the three months ended June
30,  2006 and 2005 was  $304,157  and  $421,253,  respectively.  The total  cash received from stock option  exercises for the six months ended June 30, 2006 and
2005 was $1,100,272  and $783,203.  The total  intrinsic  value of stock options exercised  during the three months ended June 30, 2006 and 2005 was $148,810 and
$235,516  respectively.  The total  intrinsic  value of stock options  exercised during the six months ended June 30, 2006 and 2005 was $1,623,237 and $1,362,752 respectively.

     The Company recognized  share-based payment  compensation for awards issued under the  Company's  stock  option  plans in the  following  line  items in the consolidated statement of operations:

                                                              Three Months Ended      Six Months Ended
                                                                  June 30,                June 30,
                                                                    2006                    2006
                                                                    ----                    ----

Cost of maintenance software services and other revenue          $  356,159              $  699,549
Software development costs                                        1,078,138               2,133,099
Selling and marketing                                               684,686               1,345,538
General and administrative                                          277,119                 482,436
                                                                 ----------              ----------
                                                                 $2,396,102              $4,660,622
                                                                 ==========              ==========

     The  Company  recognized  $10,467 of tax  benefits  related to  share-based payment compensation during the three and six months ended June 30, 2006.

     For periods  prior to January 1, 2006,  the Company  recorded  compensation expense for employee stock options based upon their  intrinsic value on the date of grant  pursuant  to  Accounting  Principles  Board  ("APB")  Opinion  No. 25,
ACCOUNTING  FOR STOCK ISSUED TO  EMPLOYEES.  Since the  exercise  price for such options was equal to the fair market value of the Company's stock at the date of grant,  the stock options had no intrinsic value upon grant and,  therefore,  no expense was recorded in the consolidated statements of operations.

       Had the  compensation  cost of the  Company's  share-based  payments been determined in  accordance  with SFAS No. 123, the Company's pro forma net income and net income per share for the three and six months  ended June 30, 2005 would have been:

                                                        Three Months Ended        Six Months Ended
                                                             June 30,                  June 30,
                                                               2005                     2005
                                                               ----                     ----

Net Income as reported                                    $   288,105              $   154,276

Add share-based payment compensation expense
included  in reported net income, net of tax              $         -              $         -

Deduct total share-based payment compensation
expense determined under fair-value-based method,
net of tax                                                $(2,563,735)             $(4,813,325)
                                                          -----------              -----------

Net loss - pro forma                                      $(2,275,630)             $(4,659,049)
                                                          ===========              ===========

Basic and diluted net income per common share-as
reported                                                  $       .01              $       .00

Basic and diluted net loss per common share-pro forma     $      (.05)             $      (.10)

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
123(R),  the Company  valued graded vesting awards based on the entire award for purposes of pro forma  disclosure.  The Company has elected to continue  valuing awards with graded vesting,  based on the value of the entire award. The Company amortizes the fair value of all awards on a  straight-line  basis over the total vesting period.  Cumulative  compensation expense recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time.

     The Company  estimates  the fair value of  share-based  payments  using the
Black-Scholes  option  pricing model.  The Company  believes that this valuation technique and the approach  utilized to develop the underlying  assumptions  are appropriate in estimating the fair value of the Company's  share-based  payments granted  during the three and six months ended June 30, 2006.  Estimates of fair value are not intended to predict  actual future events or the value  ultimately realized by the employees who receive equity awards.

     The per share weighted  average fair value of share-based  payments granted during  the three  months  ended  June 30,  2006 and 2005 was  $3.97 and  $5.66, respectively.  The per share weighted average fair value of share-based payments granted  during the six months ended June 30, 2006 and 2005 was $4.30 and $7.06, respectively  . In addition to the exercise and grant date prices of the awards, certain weighted  average  assumptions that were used to estimate the fair value of share-based  payment grants in the respective periods are listed in the table below:

                                        Three months ended June 30,            Six months ended June 30,

                                              2006          2005                   2006            2005
                                              ----          ----                   ----            ----
Expected dividend yield                         0%            0%                     0%              0%
Expected volatility                            59%          161%                 59-60%        161-166%

Risk-free interest rate                   4.9-5.1%          3.5%               4.4-5.1%            3.5%
Expected term (years)                            6             5                      6               5
Discount for post-vesting restrictions         N/A           N/A                    N/A             N/A

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

     At June 30, 2006, total remaining unrecognized compensation cost related to unvested share-based payment arrangements was $12,152,329. That cost is expected to be recognized over a weighted average period of 1.6 years.

     In September  2003, the Company entered into a worldwide OEM agreement with a major  technology  company  (the  "OEM"),  and granted to the OEM  warrants to purchase  750,000 shares of the Company's common stock with an exercise price of
$6.18 per share.  A portion of the  warrants  may vest  annually  subject to the
OEM's  achievement of pre-defined and mutually agreed upon sales objectives over a three-year  period  beginning  June 1, 2004. If the OEM  generates  cumulative revenues to the Company in the mid-eight  figure dollar range from reselling the
Company's products then all the warrants granted will vest. Any warrants that do not vest by the end of the  three-year  period  will  expire.  If and when it is probable that all or a portion of the warrants will vest, the then fair value of the warrants  earned will be recorded as a reduction  of revenue.  Subsequently, each quarter the Company will apply variable accounting to adjust such amount to reflect the fair value of the warrants until they vest. As of June 30, 2006, the
Company had not generated any revenues from this OEM and accordingly no warrants had vested.

 (3)  SEGMENT REPORTING

     The Company is  organized  in a single  operating  segment for  purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers in the  following  geographical  areas for the three and six months ended June 30, 2006 and 2005 and the location of long-lived  assets as of
June 30, 2006 and December 31, 2005 are summarized as follows:

                                        Three Months Ended June 30,                 Six Months Ended June 30,
                                         2006                 2005                  2006                  2005
                                         ----                 ----                  ----                  ----

United States                       $ 8,603,774           $ 6,331,096           $14,898,771           $12,091,889
Asia                                  2,117,520             1,959,658             3,499,868             3,342,978
Other international                   1,946,933             1,204,833             3,477,908             2,452,756
                                    -----------           -----------           -----------           -----------

      Total revenues                $12,668,227           $ 9,495,587           $21,876,547           $17,887,623
                                    ===========           ===========           ===========           ===========

                                                June 30,         December 31,
                                                  2006               2005
                                              -----------        -----------

Long-lived assets:

United States                                 $ 9,679,247        $ 9,716,031
Asia                                            1,651,861          1,320,865
Other international                               238,829            207,098
                                              -----------        -----------

     Total long-lived assets                  $11,569,937        $11,243,994
                                              ===========        ===========

(4) STOCK REPURCHASE PROGRAM

     On October 25,  2001,  the Company  announced  that its Board of  Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding  common stock. The repurchases may be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management based on market  conditions.  During the quarter and six months ended
June 30, 2006, the Company  purchased 250,000 shares of its common stock in open market  purchases  for a total  cost of  $1,671,572.  As of June 30,  2006,  the
Company had repurchased a total of 799,600 shares for $5,304,502.

(5) COMMITMENTS AND CONTINGENCIES

     The Company has an operating  lease covering its corporate  office facility that expires in February,  2012. The Company also has several  operating  leases related to offices in foreign  countries.  The expiration dates for these leases range from 2006 through  2012.  The  following  is a schedule of future  minimum lease payments for all operating leases as of June 30, 2006:

     2006.................................................    $    952,209
     2007.................................................       1,701,745
     2008.................................................       1,296,586
     2009.................................................       1,299,920
     2010.................................................       1,324,919
     Thereafter...........................................       2,044,348
                                                              ------------
                                                              $  8,619,727
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
RISKS AND  UNCERTAINTIES,  AND THAT ACTUAL  RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  PROJECTED IN THE  FORWARD-LOOKING  STATEMENTS.  THE FOLLOWING  DISCUSSION
SHOULD BE READ TOGETHER WITH THE CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES TO
THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

     We were pleased with the rebound in our revenues for the second  quarter of
2006.

     Revenues  for the second  quarter of 2006  increased  33% to $12.7  million compared with revenues in the second quarter of 2005. Revenues from both our OEM partners and our resellers  increased  from the same period last year.  Revenues for the six months ended June 30, 2006  increased 22% to $21.9 million  compared with $17.9 million for the same period in the prior year.

     Revenues  increased  38% compared  with the first  quarter of 2006.  We saw increases  in  revenues in all three of our  geographic  areas:  North  America;
Europe,  Middle East and Africa; and Asia Pacific.  Revenues increased from both
OEMs  and  resellers  and for each of our  software  products.  As we  expected, revenues from our VirtualTape  Library (VTL) software,  grew at a higher rate in the second quarter of 2006 than our other products.  However,  the difference in the rate of growth of VTL  software as compared to our other  software  declined from the previous quarters.

     We  again  had two  customers  who  each  accounted  for 10% or more of our revenues in the second  quarter of 2006.  In the first  quarter of 2006,  one of these  customers  fell below 10% of our revenues  after being a 10% customer for the year 2005.  The increase in revenues  from this  customer  during the second quarter confirmed our analysis that the first quarter decrease was temporary and was unrelated to any technical or competitive issues with our software products.

     During the second  quarter we added  personnel  to our sales and  marketing teams in many areas. These personnel additions included salespeople dedicated to our channel sales,  to PrimeVault and to our SMB/SOHO  initiatives.  We are also continuing  our review of our channel  sales  operations  to  determine  whether structural changes or additional resources will help to contain or to accelerate the positive momentum.  Among other things, we are continuing to look at whether we have dedicated, and have available, the proper resources to channel sales and whether the proper  initiatives are in place.  We still  anticipate that we will need to add  resources  to our  sales and  marketing  team to  realize  the full potential of our existing  opportunities,  to establish  our  visibility  in the marketplace, and to generate additional business prospects.

     In addition to increased  revenues,  the other  indicators we use to assess our performance and growth continued to be positive.

     Cash  flows  from  operations  in the  second  quarter  of 2006 were  again positive. This is the seventh consecutive quarter we have realized positive cash flows  even as we  have  invested  in our  business.  The  amount  of cash  from operations  was lower  than in the first  quarter,  but this was to be  expected given the lower  account  receivable  balance at the end of the first quarter of
2006 as compared with the fourth quarter of 2005. This lower account  receivable balance  was due to the  decline  in our  revenue  in the first  quarter of 2006 compared  with the fourth  quarter of 2005.  We believe that our ability to fund our own growth internally bodes well for our long-term success.

     Deferred revenue at quarter end increased 10%, compared with the balance at
March 31, 2006, and by 61% compared with the same period a year ago. We consider the continued  growth of our deferred  revenue as an important  indicator of the success of our products. We believe that support and maintenance renewals, which comprise the majority of our deferred  revenue,  are expressions of satisfaction with our products and our support organization from our end users.

     We  remain  pleased  with our  ability  to scale  our  business.  Operating expenses increased by $1.4 million, or 11%, over the previous quarter. Operating expenses include $2.4 million in share-based  payment  compensation  expense for the second quarter of 2006, and $2.3 million in share-based payment compensation expense for the first quarter of 2006, as required by accounting  standards that went  into  effect on  January  1,  2006.  The sum of other  operating  expenses increased by $1.3 million,  or 12%,  from the first  quarter of 2006.  Operating expenses  for the quarter  ended June 30, 2006  increased by $5 million from the second  quarter of 2005.  Of such  increase,  $2.4 million was  attributable  to share-based payment compensation expense.

     Our gross margins  increased to 81% for the second quarter from 77% for the first  quarter  of 2006.  Share-based  payment  compensation  expense  was 3% of revenue for the quarter and 4% of revenue for the first quarter of 2006.

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

RESULTS OF  OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2006  COMPARED WITH
THE THREE MONTHS ENDED JUNE 30, 2005.

     Revenues for the three months  ended June 30, 2006  increased  33% to $12.7 million compared with $9.5 million for the three months ended June 30, 2005. Our operating  expenses  increased  53% from $9.4 million for the three months ended
June 30,  2005 to $14.4  million  for the  three  months  ended  June 30,  2006.
Included in our operating  expenses for the three months ended June 30, 2006 was
$2.4  million,  of  share-based  payment  compensation  expense  related  to the implementation  of SFAS No.  123(R)  beginning  January 1,  2006.  For the three months ended June 30, 2005, there was no expense related to employee share-based payment compensation  expense. Net loss for the three months ended June 30, 2006 was $1.3 million  compared  with net income of $0.3 million for the three months ended June 30, 2005. The increase in revenues was due to an increase in software license  revenue  and  maintenance  revenue  partially  offset by a decrease  in software services and other revenue.  Revenue contribution from our OEM partners increased in absolute  dollars and as a percentage  of our total revenue for the quarter  ended June 30,  2006.  Revenue from  resellers  and  distributors  also increased in absolute dollars. Expenses increased in all aspects of our business to support our growth.  For the three months  ended June 30, 2006,  we increased the  number of  employees  and  continued  to invest  in our  infrastructure  by purchasing  additional  computers  and  equipment.  We  increased  the number of employees from 261 employees as of June 30, 2005 to 330 employees as of June 30,
2006.

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

     Software  license  revenue  increased  31% from $6.7  million for the three months  ended June 30, 2005 to $8.7  million for the three months ended June 30,
2006. Increased market acceptance and demand for our product and increased sales from our OEM  partners  were the  primary  drivers of the  increase  in software license revenue.  Software license revenue  increased from both our OEM partners and from our resellers.  Revenue from our OEM partners increased as a percentage of total revenue. We expect our software license revenue to continue to grow and the percentage of future software  license revenue derived from our OEM partners to increase.

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
Professional  services  revenue is  recognized  in the period  that the  related services are performed.  Revenue from engineering  services is primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed.  In the second  quarters of 2006 and 2005, we had a limited number of transactions  in which we purchased  hardware and bundled this hardware with our software  and sold the  bundled  solution  to our  customer.  A  portion  of the contractual  fees is  recognized  as revenue  when the  hardware  or software is delivered to the  customer  based on the  relative  fair value of the  delivered element(s).  Maintenance,  software  services and other revenue increased 39% to
$3.9  million for the three months ended June 30, 2006 from $2.8 million for the three months ended June 30, 2005.

     The major factor behind the increase in maintenance,  software services and other revenue was an increase in the number of maintenance and technical support contracts  we  sold.  As we are in  business  longer,  and  as we  license  more software,  we expect these  revenues will continue to increase.  The majority of our new customers  purchase  maintenance  and support and most  customers  renew their maintenance and support after their initial contracts expire.  Maintenance revenue  increased from $1.8 million for the three months ended June 30, 2005 to
$2.9  million for the three  months  ended June 30,  2006.  Our  hardware  sales increased  from $0.5  million for the three  months  ended June 30, 2005 to $0.7 million for the three months ended June 30, 2006.  This  increase was the result of an increase in demand from our customers for bundled solutions.  The increase in hardware sales was offset by a decrease in our professional services revenue.
We expect  maintenance,  software  services  and other  revenues  to continue to increase.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

     To remain  successful  in the network  storage  solutions  market,  we must continually  upgrade our  software by  enhancing  the  existing  features of our products and by adding new features and products.  We often evaluate  whether to develop these new offerings  in-house or whether we can achieve a greater return on investment by purchasing or licensing  software from third parties.  Based on our evaluations we have purchased or licensed  various software for resale since
2001. As of June 30, 2006, we had $0.3 million of purchased  software  licenses, net of accumulated  amortization of $4.9 million,  that are being amortized over three years.  For the three months ended June 30, 2006, we recorded $0.1 million of amortization  related to these purchased  software  licenses.  As of June 30,
2005, we had $0.6 million of purchased  software  licenses,  net of  accumulated amortization  of $4.3  million,  and  recorded  approximately  $0.2  million  of amortization for the three months ended June 30, 2005 related to these purchased software  licenses.  We will continue to evaluate third party software  licenses and may  make  additional  purchases,  which  would  result  in an  increase  in amortization expense.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

     Cost  of  maintenance,   software  services  and  other  revenues  consists
primarily  of  personnel  and other costs  associated  with  providing  software implementations,  technical  support under maintenance  contracts,  training and share-based payment  compensation  expense associated with the implementation of
SFAS No. 123(R). Cost of maintenance,  software services and other revenues also includes the cost of hardware  purchased that was resold.  Cost of  maintenance, software  services  and other  revenues for the three months ended June 30, 2006 increased by 58% to $2.3 million compared with $1.5 million for the three months ended June 30, 2005. The increase in cost of maintenance,  software services and other  revenue  was  principally  due to $0.4  million  of  share-based  payment compensation  expense.  There was no share-based  payment  compensation  expense included in cost of  maintenance,  software  services and other  revenue for the three months ended June 30, 2005.  Additionally,  cost of maintenance,  software services  and other  revenue  increased  due to an increase in  personnel.  As a result of our increased  sales of maintenance  and support  contracts,  we hired additional  employees  to provide  technical  support.  Our  increase in cost of maintenance, software services and other revenues was also due to an increase in hardware  cost,  which was directly  related to our increase in hardware  sales.
Hardware  costs  increased from $0.3 million for the three months ended June 30,

2005 to $0.5  million  for the three  months  ended June 30,  2006.  Our cost of maintenance,  software  services  and other  revenue  will  continue  to grow in absolute dollars as our revenue increases.

     Gross profit for the three months ended June 30, 2006 was $10.2  million or
81% of revenue  compared to $7.8  million or 82% of revenue for the three months ended June 30,  2005.  The  decrease in gross  margin was mainly  related to the share-based  payment  compensation  expense  included  in cost  of  maintenance, software  services  and other  revenue for the three months ended June 30, 2006.
Share-based  payment  compensation  expense  was equal to 3% of revenue  for the three months ended June 30, 2006.

SOFTWARE DEVELOPMENT COSTS

     Software development costs consist primarily of personnel costs for product development personnel,  share-based payment compensation expense associated with the  implementation of SFAS No. 123(R),  and other related costs associated with the  development of new products,  enhancements  to existing  products,  quality assurance and testing.  Software development costs increased 77% to $4.9 million for the three  months ended June 30, 2006 from $2.8 million for the three months ended June 30, 2005.  The increase in software  development  costs was primarily due to $1.1 million of share-based payment  compensation  expense.  There was no share-based  payment  compensation  expense  included  in cost  of  maintenance, software  services  and other  revenue for the three months ended June 30, 2005.
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

SELLING AND MARKETING

     Selling and  marketing  expenses  consist  primarily of sales and marketing personnel and related costs, share-based payment compensation expense associated with the  implementation of SFAS No. 123(R),  travel,  public relations expense, marketing literature and promotions,  commissions,  trade show expenses, and the costs associated with our foreign sales offices.  Selling and marketing expenses increased 43% to $5.7 million for the three months ended June 30, 2006 from $4.0 million for the three months  ended June 30,  2005.  The increase in selling and marketing  expenses was  partially  due to $0.7 million of  share-based  payment compensation  expense.  There was no share-based  payment  compensation  expense included in selling and  marketing  expenses for the three months ended June 30,
2005.  As a result of the increase in our revenues and interest in our software, our  commission  expense and travel  expenses also  increased.  In addition,  we continued  to hire new sales  and  sales  support  personnel  and to expand  our worldwide  presence to accommodate  our anticipated  revenue growth.  We believe that to continue to grow sales,  our sales and marketing  expenses will continue to increase.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of personnel costs of general and administrative  functions,  share-based payment compensation expense associated with the  implementation  of SFAS No. 123(R),  public company related costs, directors and officers insurance,  legal and professional fees, and other general corporate overhead costs. General and administrative  expenses increased
35% to $1.4  million for the three  months ended June 30, 2006 from $1.0 million for the three months ended June 30,  2005.  The overall  increase in general and administrative expenses was primarily due to $0.3 million of share-based payment compensation  expense.  There was no share-based  payment  compensation  expense included in general and administrative  expenses for the three months ended June
30, 2005.  Additionally,  as our revenue and number of employees  increase,  our legal and  professional  fees and other  general  corporate  overhead  costs are likely to increase as well.

INTEREST AND OTHER INCOME

     We  invest  our  cash,  cash  equivalents  and  marketable   securities  in
government securities and other low risk investments.  Interest and other income increased to $0.4  million for the three months ended June 30, 2006  compared to
$0.2  million  for the three  months  ended  June 30,  2005.  This  increase  is primarily due to a higher average cash balance and higher interest rates.

INCOME TAXES

     For the three months ended June 30, 2006,  our  provision  for income taxes consisted  of  U.S.  and  foreign  taxes  in  amounts  necessary  to  align  our year-to-date tax provision with the effective rate that we expect to achieve for the full year.  Our  provision  for income taxes for the three months ended June
30, 2006 consist primarily of foreign taxes and U.S. federal alternative minimum taxes and state  minimum  taxes that are  expected to be incurred  (despite  our pre-tax book loss)  primarily as a result of the  limitations  of our ability to utilize net operating losses and the  non-deductibility  of certain  share-based payment  compensation  for  income tax  purposes  that has been  recognized  for financial statement purposes.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH THE
SIX MONTHS ENDED JUNE 30, 2005.

     Revenues  for the six months  ended June 30,  2006  increased  22% to $21.9 million  compared with $17.9 million for the six months ended June 30, 2005. Our operating  expenses  increased  51% from $18.1  million for the six months ended
June 30, 2005 to $27.4 million for the six months ended June 30, 2006.  Included in our  operating  expenses  for the six  months  ended  June 30,  2006 was $4.7
million,   of  share-based   payment   compensation   expense   related  to  the
implementation  of SFAS No. 123(R) beginning January 1, 2006. For the six months ended June 30,  2005,  there was no  expense  related  to  employee  share-based payment  compensation  expense.  Net loss for the six months ended June 30, 2006 was $4.9  million  compared  with net income of $0.2  million for the six months ended June 30,  2005.  We  experienced  an increase in revenue from all lines of business.  Revenue  contribution  from our OEM  partners  increased  in absolute dollars and as a percentage  of our total  revenue for the six months ended June
30, 2006.  Revenue from  resellers and  distributors  also increased in absolute dollars.  Expenses  increased  in all  aspects of our  business  to support  our growth.  For the six months  ended June 30,  2006,  we  increased  the number of employees and continued to invest in our infrastructure by purchasing additional computers and equipment. We increased the number of employees from 261 employees as of June 30, 2005 to 330 employees as of June 30, 2006.

REVENUES

SOFTWARE LICENSE REVENUE

     Software  license  revenue  increased  11% from $12.9  million  for the six months  ended June 30, 2005 to $14.4  million for the six months  ended June 30,
2006. Increased market acceptance and demand for our product and increased sales from our OEM  partners  were the  primary  drivers of the  increase  in software license revenue.  Software license revenue  increased from both our OEM partners and from our resellers.  Revenue from our OEM partners increased as a percentage of total revenue.

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

     Maintenance,  software  services and other  revenue  increased  51% to $7.5 million  for the six months  ended June 30,  2006 from $5.0  million for the six months ended June 30, 2005. The major factor behind the increase in maintenance, software services and other revenue was an increase in the number of maintenance and technical support contracts we sold. As we are in business longer, and as we license more software,  we expect these revenues will continue to increase.  The majority  of our  new  customers  purchase  maintenance  and  support  and  most customers  renew their  maintenance  and support after their  initial  contracts expire. Maintenance revenue increased from $3.3 million for the six months ended
June 30, 2005 to $5.5 million for the six months ended June 30, 2006.  Growth in our  professional  services  sales,  which increased by $0.2 million for the six months  ended June 30, 2006  compared  with the six months  ended June 30, 2005, also contributed to the increase in software  services and other revenues.  This increase in  professional  services  revenue was related to the  increase in our software  license  customers  who  elected to  purchase  professional  services.
Additionally,  our hardware sales increased from $0.9 million for the six months ended June 30, 2005 to $1.1 million for the six months ended June 30, 2006. This increase was the result of an increase in demand from our  customers for bundled solutions.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

     Amortization  of purchased and  capitalized  software  decreased  from $0.4 million  for the six months  ended June 30,  2005,  to $0.3  million for the six months ended June 30, 2006. The decrease in amortization expense was due to some of the purchased software licenses being fully amortized as of June 30, 2006. We will continue to evaluate third party software  licenses and may make additional purchases, which would result in an increase in amortization expense.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

     Cost of  maintenance,  software  services  and other  revenues  for the six months ended June 30, 2006  increased by 54% to $4.3 million  compared with $2.8 million  for the six  months  ended  June  30,  2005.  The  increase  in cost of maintenance,  software  services  and other  revenue was  partially  due to $0.7 million of share-based payment  compensation  expense.  There was no share-based payment compensation expense included in cost of maintenance,  software services and other revenue for the six months ended June 30, 2005. Additionally,  cost of maintenance, software services and other revenue increased due to an increase in personnel.  As a result  of our  increased  sales  of  maintenance  and  support contracts,  we hired  additional  employees to provide  technical  support.  Our increase in cost of maintenance,  software  services and other revenues was also due to an increase in hardware cost,  which was directly related to our increase in hardware sales. Hardware costs increased from $0.6 million for the six months ended June 30, 2005 to $0.8 million for the six months ended June 30, 2006.  Our cost of maintenance,  software  services and other revenue will continue to grow in absolute dollars as our revenue increases.

     Gross  profit for the six months  ended June 30, 2006 was $17.3  million or
79% of revenue  compared  to $14.7  million or 82% of revenue for the six months ended June 30,  2005.  The  decrease in gross  margin was mainly  related to the share-based  payment  compensation  expense  included  in cost  of  maintenance, software  services  and other  revenue for the six months  ended June 30,  2006.
Share-based payment  compensation expense was equal to 3% of revenue for the six months ended June 30, 2006.

SOFTWARE DEVELOPMENT COSTS

     Software development costs increased 75% to $9.5 million for the six months ended June 30, 2006 from $5.4  million for the six months  ended June 30,  2005.
The increase in software  development costs was partially due to $2.1 million of share-based  payment  compensation  expense.  There was no  share-based  payment compensation  expense  included in cost of  maintenance,  software  services and other  revenue for the six months ended June 30, 2005.  The increase is also due to an  increase  in  employees  required  to enhance  and test our core  network storage  software  product,  as well as to develop new  innovative  features and options. In addition, we required additional employees to test and integrate our software with our OEM partners'  products.  We intend to continue recruiting and hiring  product  development  personnel  to  support  our  software  development process.

SELLING AND MARKETING

     Selling and marketing  expenses  increased 42% to $10.6 million for the six months  ended June 30, 2006 from $7.5  million for the six months ended June 30,
2005.  The increase in selling and marketing  expenses was partially due to $1.3 million of share-based payment  compensation  expense.  There was no share-based payment  compensation expense included in selling and marketing expenses for the six months ended June 30, 2005.  As a result of the increase in our revenues and interest  in our  software,  our  commission  expense and travel  expenses  also increased.  In  addition,  we  continued  to hire new sales  and  sales  support personnel and to expand our worldwide  presence to accommodate  our  anticipated revenue growth.

GENERAL AND ADMINISTRATIVE

     General and  administrative  expenses increased 34% to $2.7 million for the six months  ended June 30, 2006 from $2.0  million for the six months ended June
30,  2005.  The  overall  increase in general and  administrative  expenses  was primarily due to $0.5 million of share-based payment compensation expense. There was  no  share-based  payment  compensation  expense  included  in  general  and administrative expenses for the six months ended June 30, 2005. As a result of the overall  growth of our business,  we  experienced an increase in general and administrative  expenses  related to  headcount,  insurance,  and other  general corporate overhead costs.

INTEREST AND OTHER INCOME

     We  invest  our  cash,  cash  equivalents  and  marketable   securities  in
government securities and other low risk investments.  Interest and other income increased  to $0.7  million for the six months  ended June 30, 2006  compared to
$0.4 million for the six months ended June 30, 2005.  This increase is primarily due to a higher average cash balance and higher interest rates.

INCOME TAXES

     For the six months  ended June 30,  2006,  our  provision  for income taxes consisted  of  U.S.  and  foreign  taxes  in  amounts  necessary  to  align  our year-to-date tax provision with the effective rate that we expect to achieve for the full year.  Our provision for income taxes for the six months ended June 30,
2006 consist  primarily of foreign taxes and U.S.  federal  alternative  minimum taxes and state  minimum  taxes that are  expected to be incurred  (despite  our pre-tax book loss)  primarily as a result of the  limitations  of our ability to utilize net operating losses and the  non-deductibility  of certain  share-based payment  compensation  for  income tax  purposes  that has been  recognized  for financial statement purposes.

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

     DEFERRED  INCOME  TAXES.  Consistent  with the  provisions  of Statement of
Financial  Accounting  Standards  No. 109, we regularly  estimate our ability to recover  deferred  income  taxes,  and report  such assets at the amount that is determined to be  more-likely-than-not  recoverable.  This evaluation  considers
several  factors,   including  an  estimate  of  the  likelihood  of  generating sufficient  taxable  income in future periods over which  temporary  differences reverse,  the expected reversal of deferred tax liabilities,  past and projected taxable  income,  and  available tax planning  strategies.  As of June 30, 2006, based  primarily  upon our  cumulative  losses,  a valuation  allowance has been recorded  against our deferred tax assets.  In the event that  evidence  becomes available  in the future to  indicate  that our  deferred  taxes will  likely be recoverable  (e.g.,  taxable  income  generated  in  and  projected  for  future periods),  our  estimate of the  recoverability  of  deferred  taxes may change, resulting in a reversal of all or a portion of such valuation allowance.

     ACCOUNTING  FOR  SHARE-BASED  PAYMENTS.  As discussed  further in "Notes to
Unaudited Condensed  Consolidated  Financial  Statements - Note (1l) SHARE-BASED
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
The assumptions  used in computing the fair value of stock-based  awards reflect our best  estimates,  but  involve  uncertainties  relating  to market and other conditions,  many of which are  outside of our  control.  We  estimate  expected volatility  based  primarily on historical  daily price changes of our stock and other factors.  Additionally,  we estimate forfeiture rates based primarily upon historical  experiences,  adjusted when appropriate for known events or expected trends. If other assumptions or estimates had been used, the share-based payment compensation  expense  that was recorded for the three and six months ended June
30,  2006  could  have been  materially  different.  Furthermore,  if  different assumptions  or  estimates  are  used in  future  periods,  share-based  payment
compensation   expense  could  be  materially  impacted  in  the  future.  Total compensation  cost  related  to  unvested  share-based  payment  awards  not yet recognized  as of June 30,  2006 is  $12,152,329.  That cost is  expected  to be recognized over a weighted average period of 1.6 years.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial  Accounting  Standards Board (FASB) issued FASB
Interpretation   No.  48,   ACCOUNTING  FOR   UNCERTAINTY  IN  INCOME   TAXES-an
interpretation  of FASB Statement No. 109 (FIN 48), which prescribes  accounting for and disclosure of uncertainty in tax provisions. This interpretation defines the  criteria  that  must  be met  for  the  benefits  of a tax  position  to be recognized  in the  financial  statements  and the  measurement  of tax benefits recognized.  The  provisions  of FIN 48 are effective as of the beginning of the
Company's  2007  fiscal  year,  with the  cumulative  effect  of the  change  in accounting principle recorded as an adjustment to opening retained earnings. The
Company  is  currently   evaluation  the  impact  of  adopting  FIN  48  on  the
consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Our total cash and cash equivalents and marketable securities balance as of
June 30, 2006 increased by $2.9 million  compared to December 31, 2005. Our cash and cash  equivalents  totaled $13.9 million and marketable  securities  totaled
$25.6 million at June 30, 2006. As of June 30, 2005, we had approximately  $15.8 million in cash and cash equivalents and $18.4 million in marketable securities.

     We  continued  to invest in our  infrastructure  to support  our  long-term growth  during  the six months  ended  June 30,  2006.  We made  investments  in property  and  equipment  and we increased  the number of  employees  during the second  quarter  of 2006.  As we  continue  to grow,  we will  continue  to make investments  in property and equipment and will need to continue to increase our headcount.

     In October 2001, our Board of Directors  authorized the repurchase of up to two million shares of our outstanding  common stock. Since October 2001, 799,600 shares have been  repurchased  at an aggregate  purchase  price of $5.3 million.
During  the  second  quarter  and for the six months  ended  June 30,  2006,  we repurchased 250,000 shares at an aggregate purchase price of $1.7 million.

     Net cash provided by operating  activities totaled $5.4 million for the six months  ended June 30,  2006,  compared to $2.1 million for the six months ended
June 30, 2005.  Net cash  provided by operating  activities  of $5.4 million was primarily derived from a decrease in net accounts receivable of $2.5 million, an increase  in  deferred  revenue of $1.5  million  and  non-cash  charges of $1.8
million  for   depreciation   and  amortization  and  $4.7  million  related  to
share-based payment compensation expense. These amounts were partially offset by our net loss of $4.9 million for the six months  ended June 30,  2006.  The cash provided  by  operating  activities  for the six months  ended June 30, 2005 was mainly  comprised  of our net income of $0.2  million,  an  increase in deferred revenue of $1.5 million and non-cash charges of $1.6 million. These amounts were partially offset by net increases in accounts  receivable,  prepaid expenses and other current assets and accrued expenses.

     Net cash used in investing  activities  was $9.8 million for the six months ended June 30, 2006, due primarily to net purchases of marketable  securities of
$7.8 million,  purchases of property and equipment of $1.7 million and purchases of software  licenses and  intangible  assets of $0.3 million.  Net cash used in investing  activities  was $1.4  million for the six months ended June 30, 2005, due primarily to purchase of property and equipment of $1.4 million.

     Net cash used in financing  activities  was $0.6 million for the six months ended June 30, 2006. We received  proceeds from the exercise of stock options of
$1.1 million and we made  payments of $1.7 million for the six months ended June
30, 2006 to acquire  treasury stock.  Net cash used in financing  activities was
$0.3 million for the six months ended June 30, 2005.  This amount was  primarily related to payments to acquire  treasury stock of $1.1 million  partially offset by proceeds from the exercise of stock options of $0.8 million.

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

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS. Our return on our investments in cash, cash equivalents and marketable  securities  is subject to interest rate risks.  We regularly  assess these risks and have established  policies and business  practices to manage the market risk of our  marketable  securities.  If interest rates were to change by
10% from the levels at June 30, 2006, the effect on our financial  results would be insignificant.

FOREIGN  CURRENCY  RISK.  We have  several  offices  outside the United  States.
Accordingly,  we are  subject to  exposure  from  adverse  movements  in foreign
currency   exchange  rates.  The  effect  of  foreign  currency   exchange  rate
fluctuations  have not been material  since our inception.  If foreign  currency exchange  rates  were to change by 10% from the  levels  at June 30,  2006,  the effect on our other comprehensive  income would be insignificant.  We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 4.     CONTROLS AND PROCEDURES

Under the supervision and with the  participation  of our management,  including our  principal  executive  officer  and  principal  financial  officer,  we have evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and procedures as of the end of the period covered by this report, and, based on  their  evaluation,  our  principal  executive  officer  and  principal financial  officer  have  concluded  that  these  controls  and  procedures  are effective.  No  changes  in  the  Company's  internal  controls  over  financial reporting  occurred during the quarter ended June 30, 2006, that have materially affected,  or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

THE MARKET FOR OUR  PRIMEVAULT(SM)  SERVICES IS COMPETITIVE  AND IT IS UNCERTAIN
WHETHER WE WILL  ATTRACT  ENOUGH  CUSTOMERS  TO PROVIDE  AN  ADEQUATE  RETURN ON
INVESTMENT.

       We have begun to make  investments  in  infrastructure  and in operating, sales and marketing personnel for our PrimeVault disaster recovery, data backup, managed storage, and VTL replication services.  The market for these services is competitive with a number of vendors offering similar services.  Despite what we believe are competitive  advantages offered by our PrimeVault  services based on our proprietary  IPStor and VTL families of software,  there can be no assurance that we will be able to attract enough  customers,  or earn enough revenues,  to cover our investment in PrimeVault  services or to provide an adequate return on that investment.

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

WE ARE DEPENDENT ON CERTAIN KEY CUSTOMERS AND A PORTION OF OUR  RECEIVABLES  ARE
CONCENTRATED WITH TWO CUSTOMERS.

       We tend to have  one or  more  customers  account  for 10% or more of our revenues during each fiscal quarter. For the quarter ended June 30, 2006, we had two customers who together  accounted for 32% of our revenues.  While we believe that we will continue to receive  revenue from these clients,  our agreements do not have any  minimum  sales  requirements  and we  cannot  guarantee  continued
revenue.  If our contracts with either of these customers are terminated,  or if the volume of sales from these customer significantly  declines, it would have a material adverse effect on our operating results.

         In addition, as of June 30, 2006, one customer accounted for a total of
17% of our  outstanding  receivables.  While  we  currently  have no  reason  to
question  the   collectibility  of  this  receivable,   a  business  failure  or
reorganization  by  this  customer  could  harm  our  ability  to  collect  this receivable and could damage our cash flow.

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

OUR STOCK PRICE MAY BE VOLATILE

       The market  price of our common  stock has been  volatile in the past and may be volatile in the future. For example,  during the past twelve months ended
June 30,  2006,  the closing  market  price of our common stock as quoted on the
NASDAQ Global Market fluctuated between $5.66 and $9.78. The market price of our common stock may be significantly affected by the following factors:

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

OUR ABILITY TO FORECAST EARNINGS IS LIMITED BY THE IMPACT OF ACCOUNTING REQUIREMENTS.

       The Financial  Accounting Standards Board requires companies to recognize the fair value of stock options and other  share-based  payment  compensation to employees as compensation expense in the statement of operations.  However, this expense,  which, in accordance with accounting standards,  we calculate based on the  "Black-Scholes"  model,  is subject to factors  beyond our  control.  These factors  include  the market  price of our stock on a  particular  day and stock price  "volatility." In addition,  we do not know how many options our employees will  exercise in any future  period.  These unkowns make it difficult for us to forecast accurately what the stock option and equity-based  compensation expense will be in the future. Because we are unable to make accurate expense forecasts, our ability to make accurate forecasts of future earnings is compromised.

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING  OPTIONS AND WARRANTS,  THE EXERCISE
OF WHICH WOULD DILUTE THE THEN-EXISTING  STOCKHOLDERS'  PERCENTAGE  OWNERSHIP OF
OUR COMMON STOCK.

       As of June 30, 2006, we had outstanding  options and warrants to purchase an aggregate  of  11,685,664  shares of our common  stock at a weighted  average exercise price of $5.49 per share.  We also have 1,543,958  shares of our common stock  reserved for  issuance  under our stock plans with respect to options (or restricted stock) that have not been granted.

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

UNITED STATES  GOVERNMENT EXPORT  RESTRICTIONS  COULD IMPEDE OUR ABILITY TO SELL
OUR SOFTWARE TO CERTAIN END USERS.

       Certain of our  products  include the ability for the end user to encrypt data.  The United  States,  through  the  Bureau of  Industry  Security,  places restrictions on the export of certain encryption technology.  These restrictions may include:  the  requirement to have a license to export the  technology;  the requirement to have software  licenses  approved  before export is allowed;  and outright  bans on the licensing of certain  encryption  technology to particular end users or to all end users in a particular  country.  Certain of our products are subject to various levels of export restrictions.  These export restrictions could negatively impact our business.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL SUFFER.

       Our success is dependent upon our proprietary technology.  Currently, the
IPStor software suite is the core of our proprietary  technology.  We have three patents issued, and multiple pending patent  applications,  numerous  trademarks registered and multiple pending trademark  applications related to our products.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY PROCEEDS AND USE OF PROCEEDS

Shares of common stock repurchased during the quarter ended June 30, 2006:

                                                            Total Number of        Maximum Number
                                                           Shares Purchased      of Shares That May
               Total Number of         Average Price      as Part of Publicly     Yet be Purchased
              Shares Purchased        Paid Per Share        Announced Plan         Under the Plan

 May, 2006         171,300               $   6.72              171,300               1,279,100

June, 2006          78,700               $   6.61               78,700               1,200,400

   Total           250,000               $   6.69              250,000               1,200,400

The Company's Board of Directors approved a program, effective October 24, 2001, to  repurchase  up to two million  shares of the  Company's  common  stock.  The program has no expiration date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on May 17, 2006.  45,752,610 shares of Common Stock,  95% of the  outstanding  shares,  were  represented  in person or by proxy.

Steven L. Bock was  elected to serve as a  director  of the  Company  for a term expiring in 2009 with 45,661,743  shares voted in favor,  90,867 shares withheld and 0 broker non-votes.

Patrick B.  Carney was  elected to serve as a director of the Company for a term expiring in 2009 with 45,459,840 shares voted in favor,  292,770 shares withheld and 0 broker non-votes.

The  FalconStor  Software,  Inc.,  2006  Incentive  Stock Plan was approved with
27,204,416 shares voted in favor, 2,354,198 shares voted against,  51,465 shares abstained, and 16,142,531 broker non-votes.

The selection of KPMG LLP as the independent  registered  public accounting firm for the Company was  ratified  with  45,683,900  shares  voted in favor,  50,148 shares voted against, 18,562 shares abstained and 0 broker non-votes.

ITEM 5.  OTHER INFORMATION

On  August  7,  2006,  the  Compensation  Committee  of the  Company's  Board of
Directors  established an incentive  compensation  program for certain  officers
including  the  Chief  Financial   Officer,   the  Vice  President  of  Business
Development  and the Vice  President of Business  Solutions.  These officers are eligible to earn a quarterly  bonus,  which  amounts  shall be determined by the
Company's Chief Executive Officer based on individual  performance.  The maximum annual payout under this program is 35% of base salary per officer.

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

     99.1     FalconStor Software, Inc., 2006 Incentive Stock Plan

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                           FALCONSTOR SOFTWARE, INC.

                           /s/ James Weber
                           ----------------------------------
                           James Weber
                           Chief Financial Officer, Vice President and Treasurer
                           (Chief Accounting Officer)

August 8, 2006

