Form 10-Q
period 2006-09-30
FALCONSTOR SOFTWARE INC
filed 2006-11-09
CIK 922521

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|      QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
         ACT OF 1934 For the quarterly period ended September 30, 2006
                                                    ------------------

| |      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from         to
                                                             -------    --------

                         COMMISSION FILE NUMBER 0-23970

                            FALCONSTOR SOFTWARE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                  77-0216135
------------------------                                     -------------------
(State of Incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

        2 Huntington Quadrangle
           Melville, New York                                            11747
----------------------------------------                              ----------
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
"accelerated  filer and large  accelerated  filer" in Rule 12b-2 of the Exchange
Act.

 Large Accelerated Filer      Accelerated Filer  X   Non-Accelerated Filer
                         ---                    ---                        ---

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                ---     ---

         The  number of shares of Common  Stock  issued  and  outstanding  as of
October 24, 2006 was 48,919,480 and 48,054,280, which includes redeemable common shares.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                            Page

PART I.  Financial Information                                                3

Item 1.  Condensed Consolidated Financial Statements                          3

         Condensed Consolidated Balance Sheets at September 30, 2006
               (unaudited) and December 31, 2005                              3

         Unaudited Condensed Consolidated Statements of Operations for the
               three and nine months ended September 30, 2006 and 2005        4

         Unaudited Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 2006 and 2005                  5

         Notes to the Unaudited Condensed Consolidated
               Financial Statements                                           6

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      16

Item 3.  Qualitative and Quantitative Disclosures about Market Risk           24

Item 4.  Controls and Procedures                                              25

PART II. Other Information                                                    25

Item 1.  Legal Proceedings                                                    25

Item 1A. Risk Factors                                                         25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          34

Item 6.  Exhibits                                                             34

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                     FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30, 2006    December 31, 2005
                                                                             ------------------    -----------------
                                     ASSETS                                     (Unaudited)
Current assets:
   Cash and cash equivalents..................................................  $ 12,564,588         $ 18,796,973
   Marketable securities......................................................    26,478,649           17,833,683
   Accounts receivable, net of allowances of $5,309,900 and
     $3,846,882, respectively.................................................    15,439,649           15,187,408
   Prepaid expenses and other current assets..................................     1,045,940              911,715
                                                                                ------------         ------------

         Total current assets.................................................    55,528,826           52,729,779

Property and equipment, net of accumulated depreciation of
  $9,421,097 and $7,150,762, respectively.....................................     5,604,105            5,277,609
Goodwill......................................................................     3,512,796            3,512,796
Other intangible assets, net..................................................       297,883              216,864
Other assets..................................................................     1,852,170            2,236,725
                                                                                ------------         ------------

         Total assets.........................................................  $ 66,795,780         $ 63,973,773
                                                                                ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................................  $  1,132,011         $  1,152,228
  Accrued expenses............................................................     4,469,176            4,522,212
  Deferred revenue............................................................     9,154,879            7,401,018
                                                                                ------------         ------------
             Total current liabilities........................................    14,756,066           13,075,458

Deferred revenue..............................................................     2,825,887            2,240,208
                                                                                ------------         ------------

             Total liabilities................................................    17,581,953           15,315,666

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock - $.001 par value, 2,000,000 shares authorized..          --                   --
  Common stock - $.001 par value, 100,000,000 shares authorized,
     48,894,191 and 48,441,614 shares issued, respectively and 48,028,991
     and 47,892,014 shares outstanding, respectively..........................        48,894               48,442
  Additional paid-in capital..................................................    96,197,585           87,342,747
  Accumulated deficit.........................................................   (40,859,381)         (34,659,329)
  Common stock held in treasury, at cost (865,200 and 549,600 shares,
     respectively)............................................................    (5,780,164)          (3,632,930)
  Accumulated other comprehensive loss........................................      (393,107)            (440,823)
                                                                                ------------         ------------

         Total stockholders' equity...........................................    49,213,827           48,658,107
                                                                                ------------         ------------
         Total liabilities and stockholders' equity...........................  $ 66,795,780         $ 63,973,773
                                                                                ============         ============

                  See accompanying notes to unaudited condensed consolidated financial statements.

                                                         3

                                             FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                             Three Months Ended September 30,       Nine Months Ended September 30,
                                                             ---------------------------------      --------------------------------
                                                                 2006                2005               2006                2005
                                                             -------------       -------------      -------------       ------------

Revenues:
Software license revenue...................................  $  8,685,667        $  7,007,075       $ 23,088,377        $ 19,940,026
Maintenance revenue........................................     3,315,771           1,972,037          8,815,288           5,293,478
Software services and other revenue........................       964,673           1,077,553          2,938,993           2,710,784
                                                             ------------        ------------       ------------        ------------
                                                               12,966,111          10,056,665         34,842,658          27,944,288
                                                             ------------        ------------       ------------        ------------

Operating expenses:
  Amortization of purchased and capitalized
     software..............................................        81,334             189,472            334,389             605,472
  Cost of maintenance, software services and
     other revenue.........................................     2,246,085           1,666,459          6,550,747           4,462,542
  Software development costs...............................     5,067,882           3,007,337         14,580,122           8,438,473
  Selling and marketing....................................     5,809,706           3,814,540         16,400,453          11,298,883
  General and administrative...............................     1,489,537           1,103,778          4,200,971           3,121,089
                                                             ------------        ------------       ------------        ------------
                                                               14,694,544           9,781,586         42,066,682          27,926,459
                                                             ------------        ------------       ------------        ------------
           Operating income (loss).........................    (1,728,433)            275,079         (7,224,024)             17,829
                                                             ------------        ------------       ------------        ------------

Interest and other income, net.............................       514,415             245,218          1,185,075             668,713
                                                             ------------        ------------       ------------        ------------

       Income (loss) before income taxes...................    (1,214,018)            520,297         (6,038,949)            686,542

Provision for income taxes.................................        44,353              37,418            161,103              49,387
                                                             ------------        ------------       ------------        ------------

       Net income (loss)...................................  $ (1,258,371)       $    482,879       $ (6,200,052)       $    637,155
                                                             ------------        ------------       ------------        ------------

Basic net income (loss) per share..........................  $      (0.03)       $       0.01       $      (0.13)       $       0.01
                                                             ============        ============       ============        ============

Diluted net income (loss) per share........................  $      (0.03)       $       0.01       $      (0.13)       $       0.01
                                                             ============        ============       ============        ============

Weighted average basic shares outstanding..................    47,990,558          47,720,496         48,014,662          47,615,182
                                                             ============        ============       ============        ============

Weighted average diluted shares outstanding................    47,990,558          50,531,012         48,014,662          50,715,162
                                                             ============        ============       ============        ============

                          See accompanying notes to unaudited condensed consolidated financial statements.

                                                                 4

                                         FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (UNAUDITED)
                                                                                       Nine Months Ended September 30,
                                                                                   -----------------------------------------
                                                                                       2006                        2005
                                                                                   -------------               -------------
Cash flows from operating activities:
   Net income (loss).............................................................  $ (6,200,052)               $    637,155
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
       Depreciation and amortization.............................................     2,723,834                   2,560,186
       Share-based payment compensation..........................................     7,079,960                        --
       Non-cash professional services............................................         3,935                     (89,765)
       Loss on marketable securities.............................................        28,855                      22,701
       Loss on foreign currency exchange.........................................        41,670                        --
       Gain on sale of cost method investment....................................        (3,112)                       --
       Gain on sale of warrants..................................................       (38,378)                       --
       Tax benefit from stock option exercise....................................       (40,958)                       --
       Provision for returns and doubtful accounts...............................     3,000,241                   2,825,430
     Changes in operating assets and liabilities:
       Accounts receivable.......................................................    (3,247,212)                 (3,991,715)
       Prepaid expenses and other current assets.................................      (138,270)                    (59,774)
       Other assets..............................................................       341,424                     128,575
       Accounts payable..........................................................       (29,396)                    496,276
       Accrued expenses..........................................................       (64,303)                   (282,381)
       Deferred revenue..........................................................     2,357,503                   2,198,245
                                                                                   ------------                ------------

         Net cash provided by operating activities...............................     5,815,741                   4,444,933
                                                                                   ------------                ------------

Cash flows from investing activities:
   Sale of marketable securities.................................................    51,109,599                  44,853,759
   Purchase of marketable securities.............................................   (59,758,208)                (45,187,523)
   Sale of cost method investment................................................        96,755                        --
   Purchase of cost method investment............................................      (198,764)                       --
   Sale of warrants..............................................................       673,378                        --
   Purchase of warrants..........................................................      (635,000)                       --
   Purchase of property and equipment............................................    (2,562,621)                 (2,326,747)
   Purchase of software licenses.................................................      (173,431)                   (108,000)
   Purchase of intangible assets.................................................      (216,333)                    (99,156)
   Security deposits.............................................................        (2,062)                       --
                                                                                   ------------                ------------

     Net cash used in investing activities.......................................   (11,666,687)                 (2,867,667)
                                                                                   ------------                ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options.......................................     1,730,437                   1,038,976
   Payments to acquire treasury stock............................................    (2,147,234)                 (1,543,631)
   Tax benefit from stock option exercise........................................        40,958                        --
                                                                                   ------------                ------------

     Net cash used in financing activities.......................................      (375,839)                   (504,655)
                                                                                   ------------                ------------

Effect of exchange rate changes on cash and cash equivalents.....................        (5,600)                   (168,666)
                                                                                   ------------                ------------

Net increase (decrease) in cash and cash equivalents.............................    (6,232,385)                    903,945

Cash and cash equivalents, beginning of period...................................    18,796,973                  15,484,573
                                                                                   ------------                ------------

Cash and cash equivalents, end of period.........................................  $ 12,564,588                $ 16,388,518
                                                                                   ============                ============

Cash paid for income taxes.......................................................  $     37,946                $      6,320
                                                                                   ============                ============

     The Company did not pay any interest expense for the nine months ended September 30, 2006 and 2005.
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

(D) UNAUDITED INTERIM FINANCIAL INFORMATION

       The unaudited interim consolidated financial statements of the Company as of September  30, 2006,  and for the three and nine months ended  September  30,
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

       In  the  opinion  of  management,   the  accompanying  unaudited  interim
condensed consolidated financial statements reflect all adjustments,  consisting only of normal recurring adjustments,  necessary to present fairly the financial position of the Company at September 30, 2006, and the results of its operations for the three and nine months ended  September 30, 2006 and 2005. The results of operations of any interim period are not  necessarily  indicative of the results of operations to be expected for the fiscal year.

(E) CASH EQUIVALENTS AND MARKETABLE SECURITIES

       The Company  considers all highly liquid  investments  with a maturity of three months or less when purchased to be cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$9.5  million and $12.4  million at  September  30, 2006 and  December 31, 2005, respectively.  Marketable securities at September 30, 2006 and December 31, 2005 amounted to $26.5  million and $17.8  million,  respectively,  and  consisted of corporate bonds and government securities, which are classified as available for sale, and accordingly,  unrealized gains and losses on marketable securities are
reflected  as  a  component  of   accumulated   other   comprehensive   loss  in
stockholders' equity.

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

       The Company has entered into various  distribution,  licensing  and joint promotion  agreements  with  OEMs and  distributors,  whereby  the  Company  has provided  to the  reseller a  non-exclusive  software  license  to  install  the
Company's  software on certain  hardware or to resell the Company's  software in exchange  for  payments  based  on  the  products  distributed  by  the  OEM  or distributor. Nonrefundable advances and engineering fees received by the Company from an OEM are  recorded as deferred  revenue and  recognized  as revenue  when related  software  engineering  services,  if any, are complete and the software product master is delivered and accepted.

       For the quarters  ended  September  30, 2006 and 2005,  the Company had a limited number of transactions  in which it purchased  hardware and bundled this hardware  with the  Company's  software  and sold the  bundled  solution  to its customer.  Since the  software is not  essential  for the  functionality  of the equipment included in the Company's bundled solutions, and both the hardware and software  have stand alone value to the customer,  a portion of the  contractual fees is recognized  as revenue when the software or hardware is delivered  based on the relative fair value of the delivered element(s).

       For the three and nine months ended  September 30, 2006,  the Company had one customer that accounted for 27% and 25% of revenues,  respectively,  and one customer that accounted for 18% of the accounts  receivable balance at September
30, 2006.

(G) PROPERTY AND EQUIPMENT

       Property and equipment are recorded at cost.  Depreciation  is recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years). Depreciation expense was $766,078 and $615,861 for the three months ended September 30, 2006 and 2005,  respectively,  and $2,270,335 and $1,780,441 for the nine months ended September 30, 2006 and 2005,  respectively.  Leasehold improvements  are  amortized  on a  straight-line  basis  over  the  term of the respective leases or over their estimated useful lives, whichever is shorter.

(H) GOODWILL AND OTHER INTANGIBLE ASSETS

       Goodwill  represents  the excess of the purchase price over the estimated fair value of net  tangible  and  identifiable  intangible  assets  acquired  in business  combinations.  Consistent  with Financial  Accounting  Standards Board
("FASB") Statement of Financial  Accounting Standards ("SFAS") 142, GOODWILL AND
OTHER INTANGIBLE  ASSETS,  the Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company's annual impairment  assessment  is  performed as of December  31st of each year,  and an assessment is made at other times if events or changes in circumstances indicate that it is more  likely  than  not  that the  asset  is  impaired.  Identifiable intangible assets are amortized over a three-year period using the straight-line method.  Amortization expense was $44,666 and $46,162 for the three months ended
September  30, 2006 and 2005,  respectively,  and  $135,314 and $174,273 for the nine months ended September 30, 2006 and 2005, respectively.  The gross carrying amount and accumulated  amortization of other intangible  assets as of September
30, 2006 and December 31, 2005 are as follows:

                                                  September 30,    December 31,
                                                      2006             2005
                                                  ------------     ------------
Customer relationships and purchased technology:

Gross carrying amount                              $ 216,850        $ 216,850
Accumulated amortization                            (216,850)        (216,850)
                                                   ---------        ---------

Net carrying amount                                $    --          $    --
                                                   =========        =========

Patents:

Gross carrying amount                              $ 866,197        $ 649,864
Accumulated amortization                            (568,314)        (433,000)
                                                   ---------        ---------

Net carrying amount                                $ 297,883        $ 216,864
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

       Purchased   software   technology  of  $211,348  and  $372,306,   net  of
accumulated  amortization  of  $4,981,083  and  $4,646,694  is included in other assets in the balance  sheets as of  September  30, 2006 and  December 31, 2005, respectively. Amortization expense was $81,334 and $189,472 for the three months ended  September 30, 2006 and 2005,  respectively  and $334,389 and $605,472 for the nine months ended September 30, 2006 and 2005, respectively. Amortization of purchased  software  technology  is recorded at the greater of the straight line basis over the products' estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated  future revenue of these products.

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

(L) SHARE-BASED PAYMENTS

       Effective January 1, 2006, the Company adopted the provisions of SFAS No.
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

(M) FINANCIAL INSTRUMENTS

       As of September  30, 2006 and  December  31, 2005,  the fair value of the
Company's financial  instruments  including cash and cash equivalents,  accounts receivable,  accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

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

(O) EARNINGS PER SHARE (EPS)

       Basic EPS is computed  based on the weighted  average number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to the net loss for the three and nine months ended  September
30, 2006, all common stock  equivalents  were excluded from diluted net loss per share for the periods.  As of September 30, 2006,  potentially  dilutive  common stock  equivalents  included  11,059,460  stock options and shares of restricted stock  outstanding  and  750,000  warrants  outstanding  (such  warrants  become exercisable only if certain performance targets are met by the grantee).

       The  following   represents  a  reconciliation   of  the  numerators  and
denominators of the basic and diluted earnings per share ("EPS") computation:

                                             Three Months Ended September 30, 2006         Three Months Ended September 30, 2005
                                            ----------------------------------------      ---------------------------------------
                                             Net Income       Shares       Per Share       Net Income      Shares       Per Share
                                            (Numerator)    (Denominator)    Amount        (Numerator)   (Denominator)    Amount
                                            ------------  --------------   ---------      ------------  -------------   ---------

Basic EPS                                   $(1,258,371)     47,990,558    $  (0.03)      $   482,879     47,720,496        0.01
                                                                           ========                                     ========
Effect of dilutive securities:
    Stock Options                                                  --                                      2,810,516
                                            -----------      ----------    --------       -----------     ----------    --------
Diluted EPS                                 $(1,258,371)     47,990,558    $  (0.03)      $   482,879     50,531,012   $    0.01
                                            ===========      ==========    ========       ===========     ==========    ========

                                              Nine Months Ended September 30, 2006         Nine Months Ended September 30, 2005
                                            ----------------------------------------      ---------------------------------------
                                             Net Income       Shares       Per Share       Net Income      Shares       Per Share
                                            (Numerator)    (Denominator)    Amount        (Numerator)   (Denominator)    Amount
                                            ------------  --------------   ---------      ------------  -------------   ---------

Basic EPS                                   $(6,200,052)     48,014,662    $  (0.13)      $   637,155     47,615,182   $   0.01
                                                                           ========                                     ========
Effect of dilutive securities:
    Stock Options                                                  --                                      3,099,980
                                            -----------      ----------    --------       -----------     ----------   --------
Diluted EPS                                 $(6,200,052)     48,014,662    $  (0.13)      $   637,155     50,715,162   $   0.01
                                            ===========      ==========    ========       ===========     ==========   ========

(P) COMPREHENSIVE INCOME (LOSS)

       The Company's comprehensive income (loss) is as follows:

                                                      Three Months Ended September 30,      Nine Months Ended September 30,
                                                          2006                 2005              2006                2005
                                                       -----------        -----------        -----------        -----------
Net Income (loss)                                      $(1,258,371)       $   482,879        $(6,200,052)       $   637,155
                                                       -----------        -----------        -----------        -----------
Other comprehensive income (loss):
    Foreign currency translation
       adjustments                                         (81,997)          (136,697)            22,504           (168,666)
    Unrealized gains (loss) on investments                  44,092            (25,929)            25,212            (12,806)
                                                       -----------        -----------        -----------        -----------
Other comprehensive income (loss)                          (37,905)          (162,626)            47,716           (181,472)
                                                       -----------        -----------        -----------        -----------
Comprehensive income (loss)                            $(1,296,276)       $   320,253        $(6,152,336)       $   455,683
                                                       ===========        ===========        ===========        ===========

(Q) NEW ACCOUNTING PRONOUNCEMENTS

       In June 2006, the FASB issued FASB  Interpretation No. 48, ACCOUNTING FOR
UNCERTAINTY IN INCOME TAXES ("FIN No. 48"). FIN No. 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial  statement  in  accordance  with SFAS No. 109,  ACCOUNTING  FOR INCOME
TAXES.  FIN  No.  48 also  prescribes  a  two-step  evaluation  process  for tax positions.  The first step is  recognition  and the second is  measurement.  For
recognition,    an   enterprise    judgmentally   determines   whether   it   is
more-likely-than-not  that a tax position  will be sustained  upon  examination, including  resolution of related appeals or litigation  processes,  based on the
technical   merits   of  the   position.   If  the  tax   position   meets   the
more-likely-than-not recognition threshold, it is measured and recognized in the financial  statements as the largest  amount of tax benefit that is greater than
50%  likely  of  being   realized.   If  a  tax  position   does  not  meet  the
more-likely-than-not  recognition threshold, the benefit of that position is not recognized in the financial statements.

       Tax positions that meet the more-likely-than-not recognition threshold at the  effective  date  of FIN  No.  48  may  be  recognized,  or  continue  to be recognized,  upon adoption of FIN No. 48. The cumulative  effect of applying the provisions  of FIN No. 48 shall be  reported  as an  adjustment  to the  opening balance of retained  earnings for that fiscal year.  FIN No. 48 is effective for the Company beginning in fiscal year 2007, with earlier adoption permitted.  The
Company  is in the  process of  assessing  the effect FIN No. 48 may have on its consolidated financial statements.

       In September  2006,  the FASB issued  Statement  of Financial  Accounting
Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") to clarify the definition of fair value, establish a framework for measuring fair value and expand the  disclosures  on fair value  measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a
liability  in  an  orderly   transaction  between  market  participants  at  the
measurement  date (an exit  price).  SFAS No.  157 also  stipulates  that,  as a
market-based  measurement,   fair  value  should  be  determined  based  on  the
assumptions  that  market  participants  would  use  in  pricing  the  asset  or liability, and establishes a fair value hierarchy that distinguishes between (a)
market  participant  assumptions  developed  based on market data  obtained from sources  independent  of the reporting  entity  (observable  inputs) and (b) the
reporting  entity's  own  assumptions  about  market   participant   assumptions
developed  based  on  the  best  information   available  in  the  circumstances
(unobservable  inputs).  SFAS No. 157 becomes  effective  for the Company in its fiscal year beginning  January 1, 2008. The Company is currently  evaluating the impact  of  the  provisions  of  SFAS  No.  157 on  its  consolidated  financial statements.

       In September 2006, the SEC issued Staff  Accounting  Bulletin ("SAB") No.
108,  "Considering  the  Effects of Prior Year  Misstatements  when  Quantifying
Misstatements in Current Year Financial  Statements"  ("SAB No. 108") to provide guidance  on the  consideration  of the effects of prior year  misstatements  in quantifying  current  year  misstatements  for  the  purpose  of  a  materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the  current  year  income  statement,  as well as the  cumulative effect of correcting such  misstatements that existed in prior years existing in the current year's ending balance sheet.  The Company will adopt SAB No. 108 for the year ended  December 31, 2006,  and is  currently  evaluating  the impact of adoption.

(R) RECLASSIFICATIONS

       Certain  reclassifications  have been made to prior  years'  consolidated financial statement presentations to conform to the current year's presentation.

(2) SHARE-BASED PAYMENT ARRANGEMENTS

       As of May 1, 2000, the Company adopted the FalconStor Software, Inc. 2000
Stock Option Plan (the "2000 Plan").  The 2000 Plan is administered by the Board of Directors  and, as amended,  provides for the grant of options to purchase up to  14,162,296  shares of Company  common stock to  employees,  consultants  and non-employee directors.  Options may be incentive ("ISO") or non-qualified. ISOs granted must have exercise prices at least equal to the fair value of the common stock on the date of grant,  and have terms not greater  than ten years,  except those to an employee who owns stock with greater than 10% of the voting power of all  classes  of stock of the  Company,  in which  case they must have an option price at least  110% of the fair  value of the  stock,  and expire no later than five  years  from the date of grant.  Non-qualified  options  granted  must have exercise  prices  not less than  eighty  percent of the fair value of the common stock on the date of grant,  and have  terms not  greater  than ten  years.  All options granted under the 2000 Plan must be granted before May 1, 2010.

       The Company  granted options to purchase an aggregate of 50,000 shares of common stock to certain  non-employee  consultants in exchange for  professional services  during 2002.  The aggregate  fair value of these options as determined using the fair value  method is  expensed  over the  periods  the  services  are provided.  The related expense amounted to $(14,036) and $(89,765) for the three and nine months ended  September  30, 2005,  respectively.  These  services were completed as of December 31, 2005.

       On May 14, 2004, the Company adopted the FalconStor  Software,  Inc. 2004
Outside  Directors  Stock  Option  Plan  (the  "2004  Plan").  The 2004  Plan is
administered  by the Board of Directors and provides for the granting of options to  non-employee  directors  of the Company to purchase up to 300,000  shares of
Company common stock.  Exercise  prices of the options must be equal to the fair market  value of the common  stock on the date of grant.  Options  granted  have terms of ten  years.  All  options  granted  under the 2004 Plan must be granted within three years of the adoption of the 2004 Plan.

       On May 17, 2006, the Company adopted the FalconStor  Software,  Inc. 2006
Incentive  Stock Plan (the "2006 Plan").  The 2006 Plan is  administered  by the
Board of Directors  and provides  for the grant of  incentive  and  nonqualified stock options,  and restricted  stock, to employees,  officers,  consultants and advisors of the Company.  A maximum of 1,500,000 of the  authorized but unissued or  treasury  shares of the common  stock of the  Company may be issued upon the grant of restricted stock or upon the exercise of options granted under the 2006
Plan.  Exercise  prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of not greater than ten years.  All options and shares of  restricted  stock  granted under the
2006 Plan must be granted within ten years of the adoption of the 2006 Plan.

The following  table  summarizes  stock option  activity  during the nine months ended September 30, 2006:
                                                                                  Weighted
                                                                     Weighted      Average
                                                                      Average     Remaining       Aggregate
                                                 Number of           Exercise    Contractual      Intrinsic
                                                  Options             Price      Life (Years)       Value
                                                ----------          ---------    ------------   ------------
Options Outstanding at December 31, 2005        10,200,908          $   5.22
Granted                                            284,000          $   8.93
Exercised                                         (247,888)         $   3.21
Canceled                                           (61,434)         $   8.97
                                                ----------          --------

Options Outstanding at March 31, 2006           10,175,586          $   5.35         6.89       $ 41,918,935
                                                ==========          =========    ============   ============

Granted                                            897,400          $   6.63
Exercised                                          (67,628)         $   4.50
Canceled                                           (69,694)         $   7.43
                                                ----------          --------

Options Outstanding at June 30, 2006            10,935,664          $   5.45         6.88       $ 21,541,580
                                                ==========          =========    ============   ============

Granted                                            228,250          $   6.71
Exercised                                         (137,061)         $   4.60
Canceled                                          (167,393)         $   7.14
                                                ----------          --------

Options Outstanding at September 30, 2006       10,859,460          $   5.46         6.70       $ 26,703,904
                                                ==========          =========    ============   ============

Options Exercisable at September 30, 2006        7,231,638          $   4.52         5.68       $ 24,304,721
                                                ----------          --------     ------------   ------------

       Stock option exercises are fulfilled with new shares of common stock. The total cash  received  from stock  option  exercises  for the three  months ended
September 30, 2006 and 2005 was $630,165 and $255,772,  respectively.  The total cash  received from stock option  exercises for the nine months ended  September
30, 2006 and 2005 was $1,730,437 and  $1,038,976.  The total  intrinsic value of stock  options  exercised  during the three months ended  September 30, 2006 and
2005 was $347,090 and $719,396 respectively.  The total intrinsic value of stock options  exercised  during the nine months ended September 30, 2006 and 2005 was
$1,970,327 and $2,082,148 respectively.

       The Company recognized share-based payment compensation for awards issued under the  Company's  stock  option  plans in the  following  line  items in the consolidated statement of operations:

                                                         Three Months Ended  Nine Months Ended
                                                           September 30,       September 30,
                                                               2006                2006
                                                         ------------------  -----------------
Cost of maintenance software services and other revenue     $  361,263          $1,060,812
Software development costs                                   1,100,510           3,233,609
Selling and marketing                                          758,718           2,104,256
General and administrative                                     202,782             685,218
                                                            ----------          ----------

                                                            $2,423,273          $7,083,895
                                                            ==========          ==========

       The Company  recognized  $30,492 and $40,958 of tax  benefits  related to share-based  payment  compensation  during  the  three  and  nine  months  ended
September 30, 2006.

       During the third quarter of 2006, the Company granted options to purchase
an  aggregate  of  25,000  shares  of  common  stock  to  certain   non-employee
consultants in exchange for professional  services.  The aggregate fair value of these options as determined  using the fair value method under SFAS No.  123(R),
$141,644,  is being  expensed  over the periods the services are  provided.  The related  expense  amounted  to $3,935  during  the three and nine  months  ended
September 30, 2006.

       During the third quarter of 2006, the Company  granted  200,000 shares of restricted  stock at a price of $6.88 per share.  As of September 30, 2006,  the weighted average fair value per share was $7.69. There were no restricted shares issued or outstanding as of December 31, 2005.

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

       Had the  compensation  cost of the  Company's  share-based  payments been determined in  accordance  with SFAS No. 123, the Company's pro forma net income and net income per share for the three and nine months ended  September 30, 2005 would have been:

                                                            Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                                   2005                    2005
                                                            ------------------      -----------------
Net Income as reported                                         $   482,879             $   637,155

Add share-based payment compensation expense
included  in reported net income, net of tax                   $      --               $      --

Deduct total share-based payment compensation
expense determined under fair-value-based method,
net of tax                                                     $(2,508,463)            $(7,321,788)
                                                               -----------             -----------

Net loss - pro forma                                           $(2,025,584)            $(6,684,633)
                                                               ===========             ===========

Basic and diluted net income per common share-                 $       .01             $       .01
as  reported

Basic and diluted net loss per common share-                   $      (.04)            $      (.14)
pro forma

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

       The Company  estimates the fair value of  share-based  payments using the
Black-Scholes  option  pricing model.  The Company  believes that this valuation technique and the approach  utilized to develop the underlying  assumptions  are appropriate in estimating the fair value of the Company's  share-based  payments granted during the three and nine months ended September 30, 2006.  Estimates of fair  value  are not  intended  to  predict  actual  future  events or the value ultimately realized by the employees who receive equity awards.

       The per share weighted average fair value of share-based payments granted during the three months ended  September  30, 2006 and 2005 was $5.42 and $5.95, respectively.  The per share weighted average fair value of share-based payments granted  during the nine months ended  September 30, 2006 and 2005 was $4.58 and
$6.94,  respectively.  In addition to the  exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of share-based  payment grants in the respective periods are listed in the table below:

                               Three months ended September 30,    Nine months ended September 30,
                               --------------------------------    -------------------------------
                                      2006            2005                2006           2005
                                      ----            ----                ----           ----
Expected dividend yield                 0%              0%                   0%             0%
Expected volatility                    59%            151%               59-60%       151-166%
Risk-free interest rate           4.7-5.1%            3.5%             4.4-5.1%           3.5%
Expected term (years)                   6               5                    6              5
Discount for post-vesting             N/A             N/A                  N/A            N/A
    restrictions

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

       The Company estimates  expected  volatility based primarily on historical daily price  changes of the  Company's  stock and other  factors.  The risk-free interest  rate is based on the United States  treasury  yield curve in effect at the time of grant.  The  expected  option  term is the  number of years that the
Company  estimates  that options  will be  outstanding  prior to  exercise.  The expected term of the awards issued after December 31, 2005 was determined  using the "simplified  method" prescribed in SEC Staff Accounting Bulletin ("SAB") No.
107.

       As of September 30, 2006,  there was  approximately  $11,411,767 of total unrecognized  compensation  cost related to the Company's  unvested  options and restricted  shares  granted under the Company's  stock plans.  The  unrecognized compensation cost is expected to be recognized over a weighted-average period of
2.1 years.

       In September  2003,  the Company  entered into a worldwide  OEM agreement with a major technology  company (the "OEM"), and granted to the OEM warrants to purchase  750,000 shares of the Company's common stock with an exercise price of
$6.18 per share.  A portion of the  warrants  may vest  annually  subject to the
OEM's  achievement of pre-defined and mutually agreed upon sales objectives over a three-year  period  beginning  June 1, 2004. If the OEM  generates  cumulative revenues to the Company in the mid-eight  figure dollar range from reselling the
Company's products then all the warrants granted will vest. Any warrants that do not vest by the end of the  three-year  period  will  expire.  If and when it is probable that all or a portion of the warrants will vest, the then fair value of the warrants  earned will be recorded as a reduction  of revenue.  Subsequently, each quarter the Company will apply variable accounting to adjust such amount to reflect the fair value of the  warrants  until they vest.  As of  September  30,
2006,  the Company had not generated any revenues from this OEM and  accordingly no warrants had vested.

(3) SEGMENT REPORTING

       The Company is  organized in a single  operating  segment for purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers in the following  geographical  areas for the three and nine months ended  September 30, 2006 and 2005 and the location of long-lived  assets as of September 30, 2006 and December 31, 2005 are summarized as follows:

                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                    --------------------------------       -------------------------------
                                           2006            2005                  2006            2005
                                           ----            ----                  ----            ----

United States                          $ 8,263,470     $ 6,963,134           $23,162,241     $19,055,023
Asia                                     2,157,413       1,357,702             5,657,281       4,700,680
Other international                      2,545,228       1,735,829             6,023,136       4,188,585
                                       -----------     -----------           -----------     -----------

      Total revenues                   $12,966,111     $10,056,665           $34,842,658     $27,944,288
                                       ===========     ===========           ===========     ===========

                                    September 30,                  December 31,
                                        2006                           2005
                                    ------------                   ------------

Long-lived assets:

United States                        $ 9,648,673                   $ 9,716,031
Asia                                   1,311,870                     1,320,865
Other international                      306,411                       207,098
                                     -----------                   -----------

     Total long-lived assets         $11,266,954                   $11,243,994
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

September  30,  2006,  the Company  purchased  65,600 and 315,600  shares of its common  stock  in open  market  purchases  for a  total  cost  of  $475,661  and
$2,147,234,  respectively. As of September 30, 2006, the Company had repurchased a total of 865,200 shares for $5,780,164.

(5) COMMITMENTS AND CONTINGENCIES

       The Company has an operating lease covering its corporate office facility that expires in February,  2012. The Company also has several  operating  leases related to offices in foreign  countries.  The expiration dates for these leases range from 2006 through  2012.  The  following  is a schedule of future  minimum lease payments for all operating leases as of September 30, 2006:

       2006...........................  $  519,894
       2007...........................   1,771,733
       2008...........................   1,355,003
       2009...........................   1,350,761
       2010...........................   1,326,398
       Thereafter.....................   2,051,003
                                        ----------

                                        $8,374,792
                                        ==========

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
RISKS AND  UNCERTAINTIES,  AND THAT ACTUAL  RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  PROJECTED IN THE  FORWARD-LOOKING  STATEMENTS.  THE FOLLOWING  DISCUSSION
SHOULD BE READ TOGETHER WITH THE CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES TO
THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

       We were pleased with the sequential year over year growth in our revenues for the third quarter of 2006.

       Revenues  for the third  quarter  of 2006  increased  29% to $13  million compared with revenues in the third quarter of 2005.  Revenues from both our OEM partners and our resellers  increased  from the same period last year.  Revenues for the nine months ended  September  30, 2006  increased  25% to $34.8  million compared with $27.9 million for the same period in the prior year.

       Revenues  increased  2%  compared  with the second  quarter of 2006.  The increase was mainly  attributable  to an increase in maintenance  revenues.  The change in software  license  revenues from the second quarter of 2006 was small.
We believe  that the modest  increase in software  license  revenues  was due to seasonality of demand.

       We had one  customer who  accounted  for 27% of our revenues in the third quarter of 2006. Sun  Microsystems,  which  accounted for 10% of our revenues in the second  quarter,  did not reach this level in the third quarter.  We believe the  decline  in  revenues  from  Sun was due to the  pending  announcement  and clarification  of Sun's VTL  strategy.  During  the  second  week of the  fourth quarter,  Sun  announced  its VTL roadmap  and its  strategic  partnership  with
FalconStor.  Although there can be no assurance, we expect that revenue from Sun will increase in the fourth quarter.

       During  the third  quarter,  we hired a Chief  Marketing  Officer  and an additional  Vice  President of Information  Lifecycle  Management to bolster our management  team. We believe these  additions,  when added to our existing team, provide us with more organizational  breadth and depth to take advantage of both current and future opportunities.

       We are also  continuing  to  monitor  our  channel  sales  operations  to determine  whether  structural  changes  or  additional  resources  will help to continue or to accelerate the positive momentum. We anticipate that we will need to add resources to our sales and marketing  team to realize the full  potential of our existing  opportunities,  to establish our visibility in the marketplace, and to generate additional business prospects.

       In addition to increased revenues,  the other indicators we use to assess our performance and growth continued to be positive.

       While we had an operating  loss for the three months ended  September 30,
2006, including $2.4 million of share-based payment compensation expense related to the  implementation  of SFAS No.  123(R),  cash flows from  operations in the third  quarter  of 2006 were  again  positive.  This is the  eighth  consecutive quarter we have realized  positive cash flows from  operations.  We believe that our  ability to fund our own  growth  internally  bodes  well for our  long-term success.

        Deferred  revenue at September 30, 2006 increased 8%,  compared with the balance at June 30, 2006,  and by 58% compared  with the same period a year ago.
We  consider  the  continued  growth of our  deferred  revenue  as an  important indicator  of  the  success  of  our  products.  We  believe  that  support  and maintenance  renewals,  which comprise the majority of our deferred revenue, are expressions of satisfaction with our products and our support  organization from our end users.

       Operating  expenses  increased by $0.3 million,  or 2%, over the previous
quarter.   Operating  expenses  include  $2.4  million  in  share-based  payment compensation  expense  for the  third  quarter  of  2006,  and $2.4  million  in share-based  payment  compensation  expense for the second  quarter of 2006,  as required by accounting  standards  that went into effect on January 1, 2006. The sum of other  operating  expenses  increased  by $0.3  million,  or 2%, from the second quarter of 2006.  Operating  expenses for the quarter ended September 30,
2006 increased by $4.9 million from the third quarter of 2005. Of such increase,
$2.4 million was attributable to share-based payment compensation expense.

       Our gross margins increased to 82% for the third quarter from 81% for the second quarter of 2006.  Share-based payment compensation expense within cost of maintenance,  software  services and other  revenue was 3% of revenue in each of the second and third quarters of 2006.

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

RESULTS OF  OPERATIONS - FOR THE THREE MONTHS ENDED  SEPTEMBER 30, 2006 COMPARED
WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2005.

       Revenues for the three months ended  September 30, 2006  increased 29% to
$13.0 million  compared with $10.1 million for the three months ended  September
30, 2005. Our operating  expenses  increased 50% from $9.8 million for the three months  ended  September  30, 2005 to $14.7  million for the three  months ended
September  30,  2006.  Included in our  operating  expenses for the three months ended  September 30, 2006 was $2.4 million of share-based  payment  compensation expense related to the  implementation  of SFAS No. 123(R) beginning  January 1,
2006.  For the three months ended  September 30, 2005,  there was no share-based payment compensation  expense. Net loss for the three months ended September 30,
2006 was $1.3  million  compared  with net income of $0.5  million for the three months ended September 30, 2005. The increase in revenues was due to an increase in  software  license  revenue and  maintenance  revenue  partially  offset by a decrease in software services and other revenue.  Revenue  contribution from our
OEM  partners  increased in absolute  dollars and as a  percentage  of our total revenue for the quarter  ended  September 30, 2006.  Revenue from  resellers and distributors  also  increased  in absolute  dollars.  Expenses  increased in all aspects of our  business  to support  our  growth.  For the three  months  ended
September 30, 2006, we increased the number of employees and continued to invest in our  infrastructure  by purchasing  additional  computers and  equipment.  We increased the number of employees from 267 employees as of September 30, 2005 to
344 employees as of September 30, 2006.

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

       Software  license  revenue  increased 24% from $7.0 million for the three months  ended  September  30, 2005 to $8.7  million for the three  months  ended
September 30, 2006.  Increased market  acceptance and demand for our product and increased  sales from our OEM partners were the primary  drivers of the increase in software  license revenue.  Software license revenue  increased from both our
OEM partners and from our resellers.  Revenue from our OEM partners increased as a  percentage  of total  revenue.  We expect  our  software  license  revenue to continue to grow and the percentage of future  software  license revenue derived from our OEM partners to increase.

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

       Maintenance,  software  services  and other  revenues  are  comprised  of software  maintenance and technical  support,  professional  services  primarily related to the implementation of our software,  engineering services,  and sales of computer  hardware.  Revenue derived from  maintenance and technical  support contracts is deferred and recognized  ratably over the  contractual  maintenance term. Professional services revenue is recognized in the period that the related services are performed.  Revenue from engineering  services is primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed.  In the third  quarters of 2006 and 2005, we had a limited  number of transactions  in which we purchased  hardware and bundled this hardware with our software  and sold the  bundled  solution  to our  customer.  A  portion  of the contractual  fees is  recognized  as revenue  when the  hardware  or software is delivered to the  customer  based on the  relative  fair value of the  delivered element(s).  Maintenance,  software  services and other revenue increased 40% to
$4.3 million for the three months ended September 30, 2006 from $3.0 million for the three months ended September 30, 2005.

       The major factor behind the increase in  maintenance,  software  services and other  revenue was an increase in the number of  maintenance  and  technical support contracts we sold. As we are in business longer,  and as we license more software,  we expect these  revenues will continue to increase.  The majority of our new customers  purchase  maintenance  and support and most  customers  renew their maintenance and support after their initial contracts expire.  Maintenance revenue  increased  from $2.0 million for the three months ended  September  30,
2005 to $3.3 million for the three months ended September 30, 2006. The increase in  maintenance  revenue was partially  offset by a slight  decrease in software services and other revenue. We expect  maintenance,  software services and other revenues to continue to increase.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

       To remain  successful in the network storage  solutions  market,  we must continually  upgrade our  software by  enhancing  the  existing  features of our products and by adding new features and products.  We often evaluate  whether to develop these new offerings  in-house or whether we can achieve a greater return on investment by purchasing or licensing  software from third parties.  Based on our evaluations we have purchased or licensed  various software for resale since
2001.  As of  September  30, 2006,  we had $0.2  million of  purchased  software licenses,  net of  accumulated  amortization  of $5.0  million,  that are  being amortized  over three years.  For the three months ended  September 30, 2006, we recorded  $0.1  million  of  amortization  related to these  purchased  software licenses.  As of September 30, 2005,  we had $0.5 million of purchased  software licenses,  net  of  accumulated  amortization  of  $4.5  million,  and  recorded approximately  $0.2 million of amortization for the three months ended September
30, 2005  related to these  purchased  software  licenses.  We will  continue to evaluate third party software licenses and may make additional purchases,  which would result in an increase in amortization expense.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

       Cost of  maintenance,  software  services  and  other  revenues  consists primarily  of  personnel  and other costs  associated  with  providing  software implementations,  technical  support under maintenance  contracts,  training and share-based payment  compensation  expense associated with the implementation of
SFAS No. 123(R). Cost of maintenance,  software services and other revenues also includes the cost of hardware  purchased that was resold.  Cost of  maintenance, software  services and other  revenues for the three months ended  September 30,
2006  increased by 35% to $2.2 million  compared with $1.7 million for the three months ended September 30, 2005. The increase in cost of  maintenance,  software services and other revenue was  principally  due to $0.4 million of  share-based payment  compensation  expense.  There was no share-based  payment  compensation expense included in cost of maintenance, software services and other revenue for the three months ended  September 30, 2005.  Additionally,  cost of maintenance, software  services and other revenue  increased due to an increase in personnel.
As a result of our increased  sales of  maintenance  and support  contracts,  we
hired  additional   employees  to  provide  technical   support.   Our  cost  of

maintenance,  software  services  and other  revenue  will  continue  to grow in absolute dollars as our revenue increases.

       Gross  profit for the three  months  ended  September  30, 2006 was $10.6 million or 82% of revenue  compared  to $8.2  million or 82% of revenue  for the three months ended September 30, 2005.  Gross margin remained  consistent due to the share-based  payment  compensation  expense included in cost of maintenance, software  services and other  revenue for the three months ended  September  30,
2006.  Share-based payment  compensation  expense was equal to 3% of revenue for the three months ended September 30, 2006.

SOFTWARE DEVELOPMENT COSTS

       Software  development  costs  consist  primarily of  personnel  costs for
product  development   personnel,   share-based  payment   compensation  expense
associated with the  implementation of SFAS No. 123(R),  and other related costs associated  with the  development  of new  products,  enhancements  to  existing products,  quality assurance and testing.  Software  development costs increased
69% to $5.1  million for the three  months  ended  September  30, 2006 from $3.0 million for the three months ended  September 30, 2005.  The major  contributing factor  to the  increase  in  software  development  costs was $1.1  million  of share-based  payment  compensation  expense.  There was no  share-based  payment compensation  expense  included in cost of  maintenance,  software  services and other  revenue for the three months ended  September  30, 2005.  The increase is also due to an  increase  in  employees  required  to enhance  and test our core network storage software product,  as well as to develop new innovative features and options. In addition, we required additional employees to test and integrate our software with our OEM partners'  products.  We intend to continue recruiting and hiring  product  development  personnel to support our software  development process.

SELLING AND MARKETING

       Selling and marketing  expenses consist  primarily of sales and marketing personnel and related costs, share-based payment compensation expense associated with the  implementation of SFAS No. 123(R),  travel,  public relations expense, marketing literature and promotions,  commissions,  trade show expenses, and the costs associated with our foreign sales offices.  Selling and marketing expenses increased 52% to $5.8 million for the three months ended September 30, 2006 from
$3.8  million for the three  months ended  September  30, 2005.  The increase in selling and marketing  expenses was partially due to $0.8 million of share-based payment  compensation  expense.  There was no share-based  payment  compensation expense  included in selling and  marketing  expenses for the three months ended
September  30,  2005.  In  addition,  we  continued  to hire new sales and sales support  personnel  and to expand our  worldwide  presence  to  accommodate  our anticipated revenue growth. We believe that to continue to grow sales, our sales and marketing expenses will continue to increase.

GENERAL AND ADMINISTRATIVE

       General and administrative  expenses consist primarily of personnel costs of  general  and  administrative  functions,  share-based  payment  compensation expense  associated with the  implementation of SFAS No. 123(R),  public company related costs,  directors and officers  insurance,  legal and professional fees, and other general corporate overhead costs. General and administrative  expenses increased 35% to $1.5 million for the three months ended September 30, 2006 from
$1.1  million  for  the  three  months  ended  September  30,  2005.  The  major contributing  factor to the increase in general and administrative  expenses was
$0.2  million  of  share-based  payment  compensation  expense.   There  was  no
share-based payment  compensation expense included in general and administrative expenses for the three months ended  September  30, 2005.  Additionally,  as our revenue and number of employees  increase,  our legal and professional  fees and other general corporate overhead costs have increased and are likely to continue to increase.

INTEREST AND OTHER INCOME

       We  invest  our cash,  cash  equivalents  and  marketable  securities  in government securities and other low risk investments.  Interest and other income increased to $0.5 million for the three months ended September 30, 2006 compared to $0.2 million for the three months ended  September 30, 2005. This increase is primarily due to a higher average cash balance and higher interest rates.

INCOME TAXES

       For the three months ended  September 30, 2006,  our provision for income taxes  consisted  of U.S.  and foreign  taxes in amounts  necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full  year.  Our  provision  for  income  taxes for the three  months  ended
September  30,  2006  consist  primarily  of  foreign  taxes  and  U.S.  federal alternative  minimum  taxes and state  minimum  taxes  that are  expected  to be incurred  (despite  our  pre-tax  book  loss)  primarily  as  a  result  of  the
limitations   of  our   ability  to  utilize  net   operating   losses  and  the
non-deductibility  of certain  share-based  payment  compensation  expenses  for income tax purposes that has been recognized for financial statement purposes.

RESULTS OF  OPERATIONS - FOR THE NINE MONTHS ENDED  SEPTEMBER  30, 2006 COMPARED
WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2005.

       Revenues for the nine months ended  September  30, 2006  increased 25% to
$34.8 million  compared  with $27.9 million for the nine months ended  September
30, 2005. Our operating  expenses  increased 51% from $27.9 million for the nine months  ended  September  30, 2005 to $42.1  million  for the nine months  ended
September 30, 2006. Included in our operating expenses for the nine months ended
September 30, 2006 was $7.1 million of share-based payment  compensation expense related to the  implementation of SFAS No. 123(R) beginning January 1, 2006. For the nine months ended  September  30,  2005,  there was no  share-based  payment compensation  expense. Net loss for the nine months ended September 30, 2006 was
$6.2 million  compared with net income of $0.6 million for the nine months ended
September  30,  2005.  We  experienced  an increase in revenue from all lines of business.  Revenue  contribution  from our OEM  partners  increased  in absolute dollars and as a  percentage  of our total  revenue  for the nine  months  ended
September 30, 2006.  Revenue from resellers and  distributors  also increased in absolute dollars.  Expenses  increased in all aspects of our business to support our growth.  For the nine months  ended  September  30, 2006,  we increased  the number of employees and continued to invest in our  infrastructure by purchasing additional  computers and  equipment.  We increased the number of employees from
267  employees as of  September  30, 2005 to 344  employees as of September  30,
2006.

REVENUES

SOFTWARE LICENSE REVENUE

       Software  license  revenue  increased 16% from $19.9 million for the nine months  ended  September  30, 2005 to $23.1  million  for the nine months  ended
September 30, 2006.  Increased market  acceptance and demand for our product and increased  sales from our OEM partners were the primary  drivers of the increase in software  license revenue.  Software license revenue  increased from both our
OEM partners and from our resellers.  Revenue from our OEM partners increased as a percentage of total revenue.

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

       Maintenance,  software  services and other revenue increased 47% to $11.8 million for the nine months ended  September  30, 2006 from $8.0 million for the nine months ended  September  30, 2005.  The major factor behind the increase in maintenance,  software  services and other revenue was an increase in the number of maintenance  and technical  support  contracts we sold. As we are in business longer, and as we license more software,  we expect these revenues will continue to increase.  The majority of our new customers purchase maintenance and support and most  customers  renew their  maintenance  and support  after their  initial contracts expire.  Maintenance  revenue increased from $5.3 million for the nine months  ended  September  30, 2005 to $8.8  million  for the nine  months  ended
September 30, 2006. Growth in our professional  services sales,  which increased by $0.1 million for the nine months ended  September  30, 2006 compared with the nine months  ended  September  30,  2005,  also  contributed  to the increase in software  services and other revenues.  This increase in  professional  services revenue  was related to the  increase  in our  software  license  customers  who elected to purchase  professional  services.  Additionally,  our hardware  sales increased from $1.6 million for the nine months ended September 30, 2005 to $1.7 million for the nine months  ended  September  30, 2006.  This  increase was the result of an increase in demand from our customers for bundled solutions.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

       Amortization  of purchased and capitalized  software  decreased from $0.6 million for the nine months ended  September  30, 2005,  to $0.3 million for the nine months ended September 30, 2006. The decrease in  amortization  expense was due to some of the  purchased  software  licenses  being fully  amortized  as of
September 30, 2006. We will continue to evaluate third party  software  licenses and may  make  additional  purchases,  which  would  result  in an  increase  in amortization expense.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

       Cost of  maintenance,  software  services and other revenues for the nine months ended  September 30, 2006 increased by 47% to $6.6 million  compared with
$4.5 million for the nine months ended  September 30, 2005. The increase in cost of  maintenance,  software  services and other revenue was partially due to $1.1 million of share-based payment  compensation  expense.  There was no share-based payment compensation expense included in cost of maintenance,  software services and other revenue for the nine months ended  September  30, 2005.  Additionally, cost of  maintenance,  software  services and other revenue  increased due to an increase in personnel.  As a result of our increased  sales of  maintenance  and support contracts,  we hired additional  employees to provide technical support.
Our cost of  maintenance,  software  services and other revenue will continue to grow in absolute dollars as our revenue increases.

       Gross  profit for the nine  months  ended  September  30,  2006 was $28.0 million or 80% of revenue  compared with $22.9 million or 82% of revenue for the nine months ended  September  30, 2005.  The decrease in gross margin was mainly related to the  share-based  payment  compensation  expense  included in cost of maintenance,  software  services  and other  revenue for the nine  months  ended
September 30, 2006.  Share-based payment compensation expense was equal to 3% of revenue for the nine months ended September 30, 2006.

SOFTWARE DEVELOPMENT COSTS

       Software  development  costs  increased 73% to $14.6 million for the nine months  ended  September  30, 2006 from $8.4  million for the nine months  ended
September 30, 2005. The increase in software development costs was partially due to $3.2  million  of  share-based  payment  compensation  expense.  There was no share-based  payment  compensation  expense  included  in cost  of  maintenance, software  services  and other  revenue for the nine months ended  September  30,
2005.  The increase is also due to an increase in employees  required to enhance and test our core network storage  software  product,  as well as to develop new innovative features and options. In addition,  we required additional  employees to test and integrate our software with our OEM partners' products. We intend to continue  recruiting  and hiring  product  development  personnel to support our software development process.

SELLING AND MARKETING

       Selling and  marketing  expenses  increased  45% to $16.4 million for the nine months  ended  September  30,  2006 from $11.3  million for the nine months ended  September 30, 2005.  The increase in selling and  marketing  expenses was partially due to $2.1 million of share-based payment compensation expense. There was  no  share-based  payment  compensation  expense  included  in  selling  and marketing expenses for the nine months ended September 30, 2005. In addition, we continued  to hire new sales  and  sales  support  personnel  and to expand  our worldwide presence to accommodate our anticipated revenue growth.

GENERAL AND ADMINISTRATIVE

       General and administrative expenses increased 35% to $4.2 million for the nine months ended September 30, 2006 from $3.1 million for the nine months ended
September 30, 2005. The overall increase in general and administrative  expenses was primarily due to $0.7 million of share-based payment  compensation  expense.
There was no share-based  payment  compensation  expense included in general and administrative  expenses for the nine months  ended  September  30,  2005.  As a result of the overall  growth of our  business,  we  experienced  an increase in general and administrative expenses related to headcount,  insurance,  and other general corporate overhead costs.

INTEREST AND OTHER INCOME

       We  invest  our cash,  cash  equivalents  and  marketable  securities  in government securities and other low risk investments.  Interest and other income increased to $1.2 million for the nine months ended  September 30, 2006 compared to $0.7 million for the nine months ended  September 30, 2005.  This increase is primarily due to a higher average cash balance and higher interest rates.

INCOME TAXES

       For the nine months ended  September  30, 2006,  our provision for income taxes  consisted  of U.S.  and foreign  taxes in amounts  necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full  year.  Our  provision  for  income  taxes  for the nine  months  ended
September  30,  2006  consist  primarily  of  foreign  taxes  and  U.S.  federal alternative  minimum  taxes and state  minimum  taxes  that are  expected  to be incurred  (despite  our  pre-tax  book  loss)  primarily  as  a  result  of  the
limitations   of  our   ability  to  utilize  net   operating   losses  and  the
non-deductibility of certain share-based payment compensation expense for income tax purposes that has been recognized for financial statement purposes.

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

       DEFERRED  INCOME TAXES.  Consistent  with the  provisions of Statement of
Financial  Accounting  Standards  No. 109, we regularly  estimate our ability to recover  deferred  income  taxes,  and report  such assets at the amount that is determined to be  more-likely-than-not  recoverable.  This evaluation  considers
several  factors,   including  an  estimate  of  the  likelihood  of  generating sufficient  taxable  income in future periods over which  temporary  differences reverse,  the expected reversal of deferred tax liabilities,  past and projected taxable income, and available tax planning strategies. As of September 30, 2006, based  primarily  upon our  cumulative  losses,  a valuation  allowance has been recorded  against our deferred tax assets.  In the event that  evidence  becomes available  in the future to  indicate  that our  deferred  taxes will  likely be recoverable  (e.g.,  taxable  income  generated  in  and  projected  for  future periods),  our  estimate of the  recoverability  of  deferred  taxes may change, resulting in a reversal of all or a portion of such valuation allowance.

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
The assumptions  used in computing the fair value of stock-based  awards reflect our best  estimates,  but  involve  uncertainties  relating  to market and other conditions,  many of which are  outside of our  control.  We  estimate  expected volatility  based  primarily on historical  daily price changes of our stock and other factors.  Additionally,  we estimate forfeiture rates based primarily upon historical  experiences,  adjusted when appropriate for known events or expected trends. If other assumptions or estimates had been used, the share-based payment compensation  expense  that was  recorded  for the three and nine  months  ended
September  30,  2006  could  have been  materially  different.  Furthermore,  if different  assumptions  or  estimates  are used in future  periods,  share-based payment  compensation  expense could be materially impacted in the future. Total compensation  cost  related  to  unvested  share-based  payment  awards  not yet recognized as of September 30, 2006 is $11,411,767.  That cost is expected to be recognized over a weighted average period of 2.1 years.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In June 2006, the FASB issued FASB  Interpretation No. 48, ACCOUNTING FOR
UNCERTAINTY IN INCOME TAXES ("FIN No. 48"). FIN No. 48 establishes a recognition threshold and measurement for income tax positions recognized in an enterprise's financial  statement  in  accordance  with SFAS No. 109,  ACCOUNTING  FOR INCOME
TAXES.  FIN  No.  48 also  prescribes  a  two-step  evaluation  process  for tax positions.  The first step is  recognition  and the second is  measurement.  For
recognition,    an   enterprise    judgmentally   determines   whether   it   is
more-likely-than-not  that a tax position  will be sustained  upon  examination, including  resolution of related appeals or litigation  processes,  based on the
technical   merits   of  the   position.   If  the  tax   position   meets   the
more-likely-than-not recognition threshold, it is measured and recognized in the financial  statements as the largest  amount of tax benefit that is greater than
50%  likely  of  being   realized.   If  a  tax  position   does  not  meet  the
more-likely-than-not  recognition threshold, the benefit of that position is not recognized in the financial statements.

       Tax positions that meet the more-likely-than-not recognition threshold at the  effective  date  of FIN  No.  48  may  be  recognized,  or  continue  to be recognized,  upon adoption of FIN No. 48. The cumulative  effect of applying the provisions  of FIN No. 48 shall be  reported  as an  adjustment  to the  opening balance of retained  earnings for that fiscal year.  FIN No. 48 is effective for the Company beginning in fiscal year 2007, with earlier adoption permitted.  The
Company  is in the  process of  assessing  the effect FIN No. 48 may have on its consolidated financial statements.

       In September  2006,  the FASB issued  Statement  of Financial  Accounting
Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157") to clarify the definition of fair value, establish a framework for measuring fair value and expand the  disclosures  on fair value  measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a
liability  in  an  orderly   transaction  between  market  participants  at  the
measurement  date (an exit  price).  SFAS No.  157 also  stipulates  that,  as a
market-based  measurement,   fair  value  should  be  determined  based  on  the
assumptions  that  market  participants  would  use  in  pricing  the  asset  or liability, and establishes a fair value hierarchy that distinguishes between (a)
market  participant  assumptions  developed  based on market data  obtained from sources  independent  of the reporting  entity  (observable  inputs) and (b) the
reporting  entity's  own  assumptions  about  market   participant   assumptions
developed  based  on  the  best  information   available  in  the  circumstances
(unobservable  inputs).  SFAS No. 157 becomes  effective  for the Company in its fiscal year beginning  January 1, 2008. The Company is currently  evaluating the impact  of  the  provisions  of  SFAS  No.  157 on  its  consolidated  financial statements.

       In September 2006, the SEC issued Staff  Accounting  Bulletin ("SAB") No.
108,  "Considering  the  Effects of Prior Year  Misstatements  when  Quantifying
Misstatements in Current Year Financial  Statements"  ("SAB No. 108") to provide guidance  on the  consideration  of the effects of prior year  misstatements  in quantifying  current  year  misstatements  for  the  purpose  of  a  materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the  current  year  income  statement,  as well as the  cumulative effect of correcting such  misstatements that existed in prior years existing in the current year's ending balance sheet.  The Company will adopt SAB No. 108 for the year ended  December 31, 2006,  and is  currently  evaluating  the impact of adoption.

LIQUIDITY AND CAPITAL RESOURCES

       Our total cash and cash equivalents and marketable  securities balance as of September 30, 2006  increased by $2.4 million  compared to December 31, 2005.
Our cash and cash  equivalents  totaled $12.6 million and marketable  securities totaled  $26.5  million at September  30, 2006. As of September 30, 2005, we had
approximately  $16.4 million in cash and cash  equivalents  and $18.8 million in marketable securities.

       We continued  to invest in our  infrastructure  to support our  long-term growth during the nine months ended  September 30, 2006. We made  investments in property and equipment and we increased the number of employees during the third quarter of 2006. As we continue to grow, we will continue to make investments in property and equipment and will need to continue to increase our headcount.

       In October 2001,  our Board of Directors  authorized the repurchase of up to two million  shares of our  outstanding  common  stock.  Since  October 2001,
865,200  shares have been  repurchased  at an aggregate  purchase  price of $5.8 million.  During the third  quarter and for the nine months ended  September 30,
2006, we repurchased 65,600 and 315,600 shares at an aggregate purchase price of
$0.5 and $2.1 million, respectively.

       Net cash  provided by operating  activities  totaled $5.8 million for the nine months ended  September  30, 2006,  compared with $4.4 million for the nine months ended  September 30, 2005.  Net cash provided by operating  activities of
$5.8 million was primarily  derived from an increase in deferred revenue of $2.4 million and non-cash  charges of $2.7 million for  depreciation and amortization and $7.1 million  related to share-based  payment  compensation  expense.  These amounts  were  partially  offset  by our net loss of $6.2  million  for the nine months ended  September 30, 2006. The cash provided by operating  activities for the nine months ended September 30, 2005 was mainly  comprised of our net income of $0.6  million,  an increase in deferred  revenue of $2.2 million and non-cash charges of $2.5 million. These amounts were partially offset by net increases in accounts  receivable,  prepaid  expenses  and other  current  assets and accrued expenses.

       Net cash used in  investing  activities  was $11.7  million  for the nine months ended  September  30, 2006,  due primarily to net purchases of marketable securities of $8.6 million,  purchases of property and equipment of $2.6 million and purchases of software  licenses and intangible  assets of $0.4 million.  Net cash used in  investing  activities  was $2.9  million for the nine months ended
September 30, 2005,  due primarily to net purchases of marketable  securities of
$0.3  million,  purchase of property and equipment of $2.3 million and purchases of software licenses and intangible assets of $0.2 million.

       Net cash  used in  financing  activities  was $0.4  million  for the nine months ended September 30, 2006. We received proceeds from the exercise of stock options of $1.7 million and we made payments of $2.1 million for the nine months ended September 30, 2006 to acquire  treasury stock.  Net cash used in financing activities was $0.5 million for the nine months ended  September 30, 2005.  This amount was  primarily  related to  payments  to acquire  treasury  stock of $1.5 million  partially offset by proceeds from the exercise of stock options of $1.0 million.

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

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS. Our return on our investments in cash, cash equivalents and marketable  securities  is subject to interest rate risks.  We regularly  assess these risks and have established  policies and business  practices to manage the market risk of our  marketable  securities.  If interest rates were to change by
10% from the levels at September 30, 2006,  the effect on our financial  results would be insignificant.

FOREIGN  CURRENCY  RISK.  We have  several  offices  outside the United  States.
Accordingly,  we are  subject to  exposure  from  adverse  movements  in foreign
currency   exchange  rates.  The  effect  of  foreign  currency   exchange  rate
fluctuations  have not been material  since our inception.  If foreign  currency exchange  rates were to change by 10% from the levels at September 30, 2006, the effect on our other comprehensive  income would be insignificant.  We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the  participation  of our management,  including our  principal  executive  officer  and  principal  financial  officer,  we have evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and procedures as of the end of the period covered by this report, and, based on  their  evaluation,  our  principal  executive  officer  and  principal financial  officer  have  concluded  that  these  controls  and  procedures  are effective.  No  changes  in  the  Company's  internal  controls  over  financial reporting  occurred  during the quarter  ended  September  30,  2006,  that have materially  affected,  or  are  reasonably  likely  to  materially  affect,  the
Company's internal controls over financial reporting.

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

THE MARKET FOR OUR  PRIMEVAULT SM  SERVICES IS  COMPETITIVE  AND IT IS  UNCERTAIN
WHETHER WE WILL  ATTRACT  ENOUGH  CUSTOMERS  TO PROVIDE  AN  ADEQUATE  RETURN ON
INVESTMENT.

       We have continued to make investments in infrastructure and in operating, sales and marketing personnel for our PrimeVault disaster recovery, data backup, managed storage, and VTL replication services.  The market for these services is competitive with a number of vendors offering similar services.  Despite what we believe are competitive  advantages offered by our PrimeVault  services based on our proprietary  IPStor and VTL families of software,  there can be no assurance that we will be able to attract enough  customers,  or earn enough revenues,  to cover our investment in PrimeVault  services or to provide an adequate return on that investment.

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

OUR OEM CUSTOMERS ARE NOT OBLIGATED TO CONTINUE TO SELL OUR PRODUCTS.

       We have no  control  over  the  shipping  dates  or  volumes  of  systems incorporation  our  product  that  our  OEM  customers  ship  and  they  have no obligation to ship systems  incorporating our software  applications.  They also have no obligation to recommend or offer our software  applications  exclusively or at all, and they have no minimum  sales  requirements.  These OEMs also could choose to  develop  their  own data  protection  and  network  storage  software internally  and  incorporate  those  products into their systems  instead of our software  applications.  The OEMs that we do business with also compete with one another.  If one of our OEMs views our arrangement with another OEM as competing with its  products,  it may decide to stop doing  business with us. Any material decrease in the volume of sales generated by OEMs with whom we do business, as a result of these factors or otherwise,  would have a material  adverse  effect on our revenues and results of operations in future periods.

THE FAILURE OF OUR RESELLERS TO EFFECTIVELY SELL OUR SOFTWARE APPLICATIONS COULD
HAVE A MATERIAL ADVERSE EFFECT ON OUR REVENUES AND RESULTS OF OPERATIONS.

       We rely significantly on our value-added  resellers,  systems integrators and corporate  resellers,  which we collectively refer to as resellers,  for the marketing and distribution of our software applications and services.  Resellers are our most  significant  distribution  channel.  However,  our agreements with resellers are generally not exclusive,  are generally  renewable annually and in many  cases  may be  terminated  by  either  party  without  cause.  Many of our resellers  carry software  applications  that are competitive  with ours.  These resellers may give a higher priority to other software  applications,  including those of our competitors, or may not continue to carry our software applications at all. If a number of resellers  were to discontinue or reduce the sales of our products,  or  were  to  promote  our  competitors'  products  in  lieu  of  our applications,  it would have a material  adverse effect on our future  revenues.
Events or occurrences of this nature could  seriously harm our sales and results of operations.  In addition,  we expect that a significant  portion of our sales growth  will depend  upon our  ability to  identify  and  attract  new  reseller partners.  The use of resellers is an integral part of our distribution network.
We believe that our competitors also use reseller arrangements.  Our competitors may be more  successful  in  attracting  reseller  partners and could enter into exclusive  relationships  with  resellers  that make it  difficult to expand our reseller  network.  Any failure on our part to expand our  network of  resellers could impair our ability to grow revenues in the future.

WE ARE DEPENDENT ON CERTAIN KEY CUSTOMERS AND A PORTION OF OUR  RECEIVABLES  HAS
HISTORICALLY BEEN CONCENTRATED WITH TWO CUSTOMERS.

       We tend to have  one or  more  customers  account  for 10% or more of our revenues during each fiscal  quarter.  For the quarter ended September 30, 2006, we had one customer who accounted for 27% of our revenues. While we believe that we will continue to receive revenue from this client,  and from another customer which  has  provided  10% or  more  of our  revenues  in  recent  quarters,  our agreements do not have any minimum sales  requirements  and we cannot  guarantee continued  revenue.  If  our  contracts  with  either  of  these  customers  are terminated,  or if  the  volume  of  sales  from  these  customer  significantly declines, it would have a material adverse effect on our operating results.

       In addition, as of September 30, 2006, one customer accounted for a total of 18% of our  outstanding  receivables.  While we  currently  have no reason to
question  the   collectibility  of  this  receivable,   a  business  failure  or
reorganization  by  this  customer  could  harm  our  ability  to  collect  this receivable and could damage our cash flow.

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

OUR ABILITY TO SELL OUR SOFTWARE APPLICATIONS IS HIGHLY DEPENDENT ON THE QUALITY
OF OUR SERVICES  OFFERINGS,  AND OUR FAILURE TO OFFER HIGH  QUALITY  SUPPORT AND
PROFESSIONAL  SERVICES  WOULD  HAVE A  MATERIAL  ADVERSE  AFFECT ON OUR SALES OF
SOFTWARE APPLICATIONS AND RESULTS OF OPERATIONS.

       Our services  include the  assessment and design of solutions to meet our customers'  storage management  requirements and the efficient  installation and deployment of our software  applications based on specified business objectives.
Further, once our software applications are deployed, our customers depend on us to resolve issues relating to our software applications. A high level of service is critical for the successful marketing and sale of our software.  If we or our partners do not effectively  install or deploy our  applications,  or succeed in helping our customers quickly resolve post-deployment issues, it would adversely affect our ability to sell  software  products to existing  customers  and could harm our  reputation  with  potential  customers.  As a result,  our  failure to maintain high quality  support and  professional  services would have a material adverse effect on our sales of software applications and results of operations

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

OUR STOCK PRICE MAY BE VOLATILE

       The market  price of our common  stock has been  volatile in the past and may be volatile in the future. For example,  during the past twelve months ended
September  30, 2006,  the closing  market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $5.81 and $9.78. The market price of our common stock may be significantly affected by the following factors:

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

OUR  ABILITY  TO  FORECAST  EARNINGS  IS  LIMITED  BY THE  IMPACT OF  ACCOUNTING
REQUIREMENTS.

       The Financial  Accounting Standards Board requires companies to recognize the fair value of stock options and other  share-based  payment  compensation to employees as compensation expense in the statement of operations.  However, this expense,  which, in accordance with accounting standards,  we calculate based on the  "Black-Scholes"  model,  is subject to factors  beyond our  control.  These factors  include  the market  price of our stock on a  particular  day and stock price  "volatility." In addition,  we do not know how many options our employees will exercise in any future  period.  These unknowns make it difficult for us to forecast accurately what the stock option and equity-based  compensation expense will be in the future. Because we are unable to make accurate expense forecasts, our ability to make accurate forecasts of future earnings is compromised.

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

WE HAVE A  SIGNIFICANT  NUMBER OF  OUTSTANDING  OPTIONS,  RESTRICTED  SHARES AND
WARRANTS,  THE  EXERCISE OF WHICH WOULD DILUTE THE  THEN-EXISTING  STOCKHOLDERS'
PERCENTAGE OWNERSHIP OF OUR COMMON STOCK.

       As of September 30, 2006,  we had an aggregate of 11,809,460  outstanding restricted  shares and  outstanding  options and warrants to purchase our common stock.  The  weighted  average  exercise  price of the  outstanding  options and warrants is $5.51 per share.  We also have 1,195,185  shares of our common stock reserved  for  issuance  under our stock  plans  with  respect  to  options  (or restricted stock) that have not been granted.

       The exercise of all of the  outstanding  options and warrants  and/or the grant and exercise of additional  options or  restricted  stock would dilute the then-existing  stockholders' percentage ownership of common stock, and any sales in the public  market of the common  stock  issuable  upon such  exercise  could adversely affect  prevailing market prices for the common stock.  Moreover,  the terms upon which we would be able to obtain  additional  equity capital could be adversely  affected  because the holders of such  securities  can be expected to exercise or convert them at a time when we would, in all likelihood,  be able to obtain any needed  capital on terms more  favorable  than those provided by such securities.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY PROCEEDS AND USE OF PROCEEDS

Shares of common stock repurchased during the quarter ended September 30, 2006:

                                                                    Total Number of       Maximum Number
                                                                   Shares Purchased      of Shares That May
                         Total Number of        Average Price     as Part of Publicly     Yet be Purchased
                         Shares Purchased      Paid Per Share        Announced Plan        Under the Plan
                         ----------------      --------------     -------------------    ------------------
September, 2006               65,600              $   7.25              65,600              1,134,800

     Total                    65,600              $   7.25              65,600              1,134,800

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
                                            ------------------------------------
                                            James Weber
                                            Chief Financial Officer, Vice President
                                            and Treasurer
                                            (Chief Accounting Officer)

November 9, 2006