Form 10-K
period 2006-12-31
FALCONSTOR SOFTWARE INC
filed 2007-03-15
CIK 922521

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

|X|   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

      For the fiscal year ended December 31, 2006.

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

      Aggregate  market  value of Common  Stock  held by  non-affiliates  of the
Registrant  as of June 30, 2006 was  $173,209,810  which  value,  solely for the purposes of this calculation  excludes shares held by Registrant's  officers and directors.  Such exclusion  should not be deemed a  determination  by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common  Stock  issued and  outstanding  as of February 21, 2007 was
49,129,542 and 48,264,342, respectively.

DOCUMENTS INCORPORATED BY REFERENCE:

      The information  required by Part III of Form 10-K will be incorporated by reference to certain  portions of a definitive proxy statement which is expected to be filed by the Company  pursuant to Regulation 14A within 120 days after the close of its fiscal year.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                         2006 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page

PART I.

PART II.

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.............................................   20
Item 6.    Selected Consolidated Financial Data............................   21
Item 7.    Management's Discussion and Analysis of Financial Condition

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure.............................   59
Item 9A.   Controls and Procedures.........................................   59
Item 9B.   Other Information...............................................   59

PART III.

Item 10.   Directors and Executive Officers of the Registrant..............   59
Item 11.   Executive Compensation..........................................   60
Item 12.   Security Ownership of Certain Beneficial Owners and Management..   60
Item 13.   Certain Relationships and Related Transactions..................   60
Item 14.   Principal Accountant Fees and Services..........................   60

PART IV.

Item 15.   Exhibits and Financial Statement Schedules......................   61

SIGNATURES.................................................................   63

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

FalconStor Software, Inc. ("FalconStor",  the "Company", "we", "our" or "us") is
a  leader  in  disk-based  data  protection  solutions  that  maximize  business continuity and data center efficiency within all IT infrastructures, integrating seamlessly to ensure rapid data recovery while simplifying  storage  management.
FalconStor's  comprehensive  data  protection  solutions,  developed on a single
platform,    IPStor(R),    include    award-winning,    easy-to-deploy   storage
virtualization, Continuous Data Protection (CDP), VirtualTape Library (VTL) with
Single Instance Repository (SIR), and Replication software solutions and related implementation, maintenance, and engineering services. In addition, FalconStor's
PrimeVaultSM  services provide customers with a safe secondary location to which they can replicate their data securely and  cost-effectively  for rapid recovery and  archiving.  From the  Fortune  1000 to small  and  medium-size  businesses,
customers  across  a  vast  range  of  industries   worldwide  have  implemented
FalconStor  solutions in their production IT environments in order to meet their most stringent  recovery time  objectives  (RTO) and recovery  point  objectives
(RPO),  as well as to manage their  storage  infrastructures  with minimal total cost of ownership (TCO) and optimal return on investment (ROI).

The  FalconStor  IPStor  data  protection  platform  is  designed  to empower IT administrators  and end users to recover data easily to any point in time in the event of hardware failure, data corruption, deletion, or catastrophic site-level disaster,  allowing  rollback or failover to a known-good,  immediately  useable state.  To ensure  that  businesses  maintain  reliable  access  to their  vital applications,  and to facilitate  accurate data restoration  while  concurrently minimizing  downtime,  the uniquely  application-aware  FalconStor solutions are engineered to work  seamlessly  with database,  email,  and file systems so that redundant sets of active data are generated with transactional and point-in-time integrity.  Because this eliminates the need for the time-consuming  consistency checks  that  traditionally  create long  periods of downtime  during a recovery process, business productivity is measurably enhanced.

Designed to contain escalating costs,  FalconStor  solutions enable companies to
aggregate   heterogeneous,   distributed   storage   capacity   and   centralize
administration  of both storage  resources and  business-critical  data services such as backup,  snapshot,  replication,  and migration.  Companies benefit from
lower  administrative  overhead,   elimination  of  storage   over-provisioning,
boundless scalability, and the ability to make cost-effective storage allocation
and  purchasing  decisions.   Moreover,   FalconStor's  commitment  to  an  open
software-based  approach to storage networking  entails any-to-any  connectivity via native support for industry standards (including Fibre Channel, iSCSI, SCSI,
CIFS,  NFS, and emerging  standards  such as  InfiniBand)  and delivers  unified support for multiple  storage  architectures  (SAN,  NAS, and DAS). As a result,
FalconStor  solutions  provide  companies  of any size and  complexity  with the freedom  to  leverage  the high  performance  of  IP/iSCSI-,  Fibre  Channel  or
InfiniBand-based  networks  and to implement  their  choice of  state-of-the-art equipment, based on any standard protocol from any storage manufacturer, without rendering their existing or future investments obsolete.

Recognizing the strong value  proposition of FalconStor's  proven,  cutting-edge technology,  multiple Tier-1 partners utilize  FalconStor's  innovative software products - including CDP, VTL,  Network Storage Server (NSS) and DiskSafe(TM)-to
power their storage appliances and bundled solutions. FalconStor's products have been certified by such industry leaders as Adaptec, Alacritech, ATTO Technology,
Bell  Microproducts,  Brocade,  Cisco,  Engenio Information  Technologies,  EMC,
Emulex,  Fujitsu,  Gadzoox,  Hewlett  Packard,  Hitachi  Data  Systems,  Hitachi
Engineering  Co., Ltd.,  Huawei,  Huawei-3COM,  IBM, Intel,  LSI Logic,  Brocade
Corporation,  Microsoft,  NEC, Network Appliance,  Nexsan,  Novell, NS Solutions
Corporation (subsidiary of The Nippon Steel Corporation,  Japan), Oracle, Pillar
Data, QLogic, Quantum, Sony, Sun Microsystems, Voltaire, and VMware.

Further validation of FalconStor solutions comes from the agreements  FalconStor has with many  Tier-1  original  equipment  manufacturers  (OEMs)  and others to integrate  FalconStor  technology with those  companies'  products.  In the past year,  many of our OEM  partners  have renewed  contracts  and pursued a visible market presence with FalconStor, leveraging both brands for market presence.

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

PRODUCTS AND TECHNOLOGY

The FalconStor  IPStor platform is a network  infrastructure  software  platform that provides the most reliable and complete disk-based  platform for delivering data protection  solutions.  FalconStor data protection  solutions accelerate or eliminate  the backup  window  which allows users to recover data in 30 minutes, anytime,  anywhere,  with 100% data integrity.  FalconStor  offers the following core products:  VTL with SIR for  de-duplications,  CDP, NSS and Replication for disaster recovery and remote branch office  protection.  The IPStor platform and subsequent  solutions  share  several  key  technologies  that  foster  seamless integration and offer a competitive edge.

      o     ONE  INDEPENDENT,  OPEN  PLATFORM  -  Built  on the  IPStor  storage
            virtualization  platform,   FalconStor's  solutions  are  completely
            independent of any storage or connectivity, delivering comprehensive data protection.

      o     RAPID  RECOVERY - Unique to  FalconStor  is the  ability to return a file, full system,  or entire array to service in 30 minutes and, in some cases, 5 minutes or less. This is due to the  application-aware snapshot  ability of  TimeMark(R)  technology  as well as bare metal recovery capabilities.

      o     AFFORDABLE,  SCALABLE  PROTECTION FROM THE DATA CENTER TO THE REMOTE
            OFFICE - FalconStor data protection  technology scales from the data center to the remote  office or single user laptop.  FalconStor  and its  partners  have  deployed  solutions  as small as a 2TB  desktop
            network   storage   server   and  as  large   as   multiple-petabyte
            architectures.   FalconStor's  MicroScan(TM)  technology  eliminates
            redundant data across the network.  This  eliminates  70%-90% of the bandwidth  requirements,  making disk based protection for remote or disaster recovery sites highly affordable and practical.

FalconStor's  data  protection  solutions  address  the  full  spectrum  of data protection business problems,  from the need to accelerate backup to the need to recover data after a disaster.  Customers  today are facing massive data growth, often  exceeding  60% a year.  Backup  windows  have not only  shrunk;  for many organizations they have disappeared altogether. Traditional backup has also been plagued  with  media and  hardware  failures.  These  are  issues  addressed  by
FalconStor VTL. In addition, the time to recover is also shrinking, so companies need more recovery points and times, rather than the once a day offered by daily backup.  For this they turn to the  FalconStor  CDP  solution.  To  improve  the day-to-day management they face with the explosive storage growth, customers use the  FalconStor NSS to  virtualize,  provision,  and protect their data. And for protecting  remote  office  data and  disasters,  FalconStor  has built a highly efficient  Replication  solution that integrates with VTL, CDP, and NSS. Because all of these solutions are built from a single platform,  IPStor,  deployment is simplified  and  businesses  benefit  from  the  peace of mind  that  FalconStor solutions work together in an easily managed and highly efficient fashion,  with high data availability and rapid recovery always paramount.

FalconStor   sells  its   solutions  as  software  only  or   pre-installed   on
FalconStor-supplied  hardware appliances.  Software only solutions are available as  pre-packaged  Software  Appliance Kits or from an itemized price list in the forms of Enterprise, Standard, and Express Editions.

SOFTWARE PRODUCTS

NETWORK STORAGE SERVER (NSS)

FalconStor's flagship product, NSS powered by IPStor,  provides advanced storage networking  and  best-in-class  business  continuity/disaster  recovery  (BC/DR)
functionality to all segments of the enterprise,  small and medium-size business
(SMB),  and small  office/home  office  (SOHO)  markets.  NSS is comprised of an extensive set of  state-of-the-art  network storage services designed to deliver rapid data  recovery  and an open,  unified  SAN and NAS  infrastructure  across heterogeneous environments.  NSS aggregates storage capacity,  provisioning, and services to application servers via all industry-standard  protocols with speed, security, reliability, interoperability, and scalability.

VIRTUALTAPE LIBRARY (VTL)

FalconStor VTL is the industry-leading,  revolutionary  backup/recovery solution that  saves  money  and time by using  disk to  emulate  an  extensive  range of physical tape  libraries.  Integrating  seamlessly with existing backup software
and  policies,   and  with   FalconStor  CDP  solutions,   VTL  enhances  backup
reliability,  speed,  availability,  and  recoverability,   while  consolidating
management of backup  resources.  VTL backup to disk-based  virtual tape ensures backup/restore  success by eliminating  the  media/mechanical  errors and manual
intervention   traditionally   associated  with  tape  backup.   Remote  offsite
replication of virtual tapes provides disaster protection,  while automated data export to physical  tape is supported  for  archiving  purposes.  Software-based encryption  technology prevents unauthorized access to data exported to physical tapes and in transit during  replication,  without  imposing any overhead on the backup process. VTL is fast and easy to  deploy--comparable to adding a new tape drive or library to an existing backup environment.

In  2006  FalconStor  introduced  the  Single  Instance  Repository  (SIR)  as a de-duplication enhancement to VTL. Because backup by nature copies data over and over again, de-duplication minimizes storage and bandwidth needs. By eliminating duplicate  copies,  VTL with SIR  allows  customers  to keep more  data  online, longer.  Instead  of a month  of data on disk  for  recovery,  they can now keep several months or more.

CONTINUOUS DATA PROTECTION (CDP)

CDP solutions maintain 24x7x365  availability and usability of data in the event of an  unplanned  hardware  failure,  deletion,  or software  error,  or planned
downtime.   Combining   application-aware   TimeMark  snapshots  and  continuous
journaling  functions,  CDP enables  customers  to recover  data to any point in time. CDP eliminates the backup window  entirely,  by enabling  customers to use the CDP copy as the target for the backup software.

REPLICATION

FalconStor  Replication  provides  rapid,  reliable  recovery  in the  event  of catastrophic  site failure,  such as a fire, power outage,  or flood in the main data center. Disk-to-disk disaster recovery solutions become more affordable and available to customers of all sizes.  Customer  benchmarks  have  indicated that
FalconStor Replication technology can eliminate 70% to 90% of the redundant data typically  replicated  by  other  solutions.  When  combined  with  VTL or  CDP,
Replication  technology  delivers a highly  efficient  remote office  protection solution.

DISKSAFE(TM)AND FILESAFE(TM)

FalconStor  DiskSafe and FileSafe are host-resident  software tools that protect
DAS-based  application  servers and end user  desktops  or  laptops,  as well as servers using third-party storage networks, by enabling them to replicate entire local  disks  (DiskSafe)  or  individual  files and  directories  (FileSafe)  to
CDP-managed  storage for automated  backup,  off-site  data storage,  and rapid, user-initiated  data  recovery.  DiskSafe  technology  captures the  information necessary  to boot the  designated  machine  in the event of a virus or  spyware attack,  application malfunction,  or hard disk crash. DiskSafe and FileSafe are integral components of FalconStor's CDP solutions,  facilitating the transfer of replicated  data over the network to a centralized  FalconStor  data  management appliance for both redundant  nearline storage and remote disaster recovery (DR)
purposes.

APPLICATION-AWARE SNAPSHOT AGENTS

FalconStor  Snapshot  Agents  automate  and  minimize  quiesce  time during data replication, backup, and other snapshot-based operations to ensure transactional integrity and  point-in-time  consistency of databases and messaging  stores for fast  time-to-recovery.  Snapshot  Agents are  available  for IBM(R) DB2(R) UDB,
Informix(R),  Microsoft(R) SQL Server, Oracle(R),  Pervasive.SQL(R),  Sybase(R),
IBM Lotus Notes(R)/Domino,  Microsoft(R)  Exchange,  Microsoft(R) VSS, Novell(R)
GroupWise(R), VMWare(R), and many file systems.

OFFSITE, ONLINE DATA PROTECTION FACILITY

PrimeVaultSM  by FalconStor is an offsite,  online data  protection  service for organizations  that either do not have their own disaster recovery sites or wish to  replicate  their data to an  additional  site for a  supplementary  layer of redundancy. PrimeVault grants small, medium, and large businesses the ability to protect  and  archive  their  data to a secure  facility  at an  affordable  and predetermined  price  based on  individualized  needs.  By cutting  the costs of deploying and  maintaining an alternate site,  PrimeVault  makes alternate sites practical for most, if not all businesses. PrimeVault services are sold directly to FalconStor customers or through partners.

PrimeVault offerings include:

o     Rapid 24x7x365 data recovery with maximum BC/DR capabilities

o     Immediate BC/DR solution deployment

            o     Cost-effective, flexible pricing

            o     Minimal upfront IT investment and operating overhead

            o     Rapid  deployment and compliance  with minimal  implementation costs

o     Seamless scalability of offsite data storage as business expands

o     Offsite replication of virtual tapes

o     Data export from  virtual to physical  tapes with  offsite  archiving  for compliance or other purposes

o     End-to-end security

            o     Encryption  for  data  replication,  virtual  tapes,  and data storage

            o     Closed-circuit video surveillance 24x7x365

            o     Encrypted, multi-point verified access to facility

BUSINESS STRATEGY

FalconStor  intends to maintain its position as a leading provider of disk-based data protection  solutions  serving  enterprises and SMBs worldwide.  FalconStor intends to achieve this objective through the following strategies:

DISK-BASED DATA PROTECTION LEADERSHIP

FalconStor  intends to  continue  to  leverage  the  protocol-agnostic,  unified architecture, and robust data protection technology of its solutions to maintain a leadership  position in the enterprise  disk-based  data  protection  software market. The disk-based data protection market is rapidly growing.  IDC forecasts the VTL market will reach $1.2B by 2011,  a 30% CAGR.  Polls by Gartner at their customer  summits show CDP to be adopted by 17% to 19% of the customers in 2007.
FalconStor  plans to continue  its  leadership  in this market  through its deep
commitment  to  research  and  development   and  continued   rapid   technology
innovation.

EXPAND PRODUCT OFFERINGS

In the  spring of 2006,  FalconStor  released  CDP,  complementing  the  already
successful  TimeMark  snapshot  technology.   This  along  with  the  Continuous
Replication delivers a remote data center and remote branch office offering. For the SMB market,  FalconStor  released Express versions of our products,  sold by our OEM partners and also used by our  enterprise  customers  for remote  office data protection.

In  addition,   FalconStor  introduced  SIR  de-duplication   technology  as  an
enhancement to its VTL offering for improved storage and network efficiency.  We expect  many  VTL  solutions  to  be  sold  with  this  critical  functionality.
FalconStor also enhanced its VTL with optimized scalability to meet the needs of the  largest  enterprises.  In 2006 the largest  VTL  cluster  managed  1.5PB of storage.  As our customers grow, we expect their  requirement for scalability to grow as well.

EXPAND CORPORATE VISIBILITY

In late  2006,  FalconStor  made  significant  steps in  increasing  its  market presence and awareness. First, we invested in experienced marketing staff. A new
Chief Marketing  Officer was hired along with  additional  staff for product and partner  marketing.  Second,  we  increased  our  engagement  with the press and analyst community to bring our comprehensive  disk based data protection message to the market.  This broad effort will continue  throughout 2007, as we hone our message and market  deliverables.  We are relying  significantly  on our success with  customers  and partners  throughout  the world.  Third,  we increased  our investment in our partners, both OEMs and channel, for joint marketing and field engagement.

EXPAND  TECHNOLOGIES  AND  CAPABILITIES   THROUGH  STRATEGIC   ACQUISITIONS  AND
ALLIANCES.

FalconStor  believes that  opportunities  may exist to expand its  technological capabilities,  product offerings,  and services whether through  acquisitions of businesses or software technology,  or through strategic  alliances.  FalconStor will focus on opportunities that enable it to acquire or to license:

      o     Important enabling technology;

      o     Complementary applications;

      o     Marketing, sales, customer and technological synergies; and/or

      o     Key personnel.

SEEK OEM RELATIONSHIPS WITH INDUSTRY LEADERS.  FalconStor intends to continue to enter  into OEM  agreements  with  strategic  switch,  storage,  appliance,  and operating system vendors.  Besides  accelerating  overall market growth, the OEM relationships  should  continue  to bolster  FalconStor's  product  recognition, corporate credibility, and revenue stream.

EXPAND INSIDE AND FIELD SALES ORGANIZATION

FalconStor  intends to expand its  worldwide  sales  force in 2007.  Field sales expansion  should  provide  increased  coverage for end user  opportunities  and partners.  FalconStor is increasing its  investment in partners with  additional training,  lead generation and market  development.  Inside sales has been added for lead generation and incremental revenue  opportunities for current end users and mid-size businesses.

IDENTIFY AND NURTURE NEW GROWTH DRIVERS

FalconStor  has made key  investments  in  several  areas,  from which we expect growth in the  coming  years.  We  believe we are  uniquely  positioned  to take advantage  of  the  rapid  storage  growth  in  China.  OEM  relationships  with
Huawei-3com  and  a  major  telecommunications  equipment  provider,  and  joint development  with  Chinese  Academy  of  Sciences  for  remote  data  protection services, will continue to expand this market.

InfiniBand is a new promising  protocol used by the High  Performance  Computing market.  We are in early stages with  customers,  but  potentially  leading this market in tying in the large  InfiniBand  clusters to traditional  Fibre Channel
SANs. Our  non-disruptive  approach protects our customer's  investments,  while delivering speeds over 1GBs. As the Inifiband clusters  proliferate,  we believe we will lead in managing the storage with our partners.

We expect the PrimeVault Service Provider Channel to expand in 2007, by bringing online several large network service  providers.  Similar to the Chinese Academy
of  Sciences,   these  offerings  will  be  for  disaster   recovery  for  large
institutions and primary data protection for small and mid size businesses.

SALES, MARKETING AND CUSTOMER SERVICE

FalconStor  plans to continue to sell its products  primarily  through  original equipment  manufacturers  (OEMs),  value-added  resellers (VARs,  also sometimes called "solution providers"), and distributors.

OEM  RELATIONSHIPS.  OEMs  collaborate  with FalconStor to integrate  FalconStor technology into their own product offerings or to resell  FalconStor  technology under their own label.

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

FalconStor's  marketing  efforts  focus  on  building  brand  recognition  among customers, partners, analysts, and the media, and developing qualified leads for the sales force.

FalconStor   Professional  Services  personnel  are  also  available  to  assist customers  and  partners  throughout  the  life  cycle  of  FalconStor  solution
deployments.   The  Professional  Services  team  includes  experienced  Storage
Architects   (expert  field   engineers)  who  can  assist  in  the  assessment,
planning/design,  deployment,  and testing phases of a deployment project, and a
Technical Support group for post-deployment assistance and ongoing support.

COMPETITION

As the  demand  for data  protection  and  network-based  storage  products  and services increases, more competitors will enter this high-growth market segment.
Although  there  are  several  companies  attempting  to offer  unified  storage services or data protection,  FalconStor  believes it is the only software-based solution  provider  capable of  comprehensive  data  protection.  We believe the
IPStor  platform  and its  integrated  services  of  virtualization,  VTL,  CDP,
Replication for remote offices and data centers is unique to the industry.

Although some of FalconStor's  products  provide  capabilities  that put them in competition with products from a number of companies with substantially  greater financial  resources,  FalconStor  is not  aware of any other  software  company providing unified data protection storage services running on a standard Linux-,
Windows- or  Solaris-based  appliance.  FalconStor  believes  that the principal competitive factors affecting its marketability include product features such as
scalability,    data   availability,    ease   of   use,   price,   reliability,
hardware/platform neutrality, customer service, and support.

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

FalconStor's  future  and  existing  competitors  could  conceivably   introduce
products with superior features,  scalability, and functionality at lower prices than  FalconStor's  products and could also bundle existing or new products with
other  more  established   products  to  compete  with   FalconStor.   Increased
competition  could result in price  reductions and reduced gross margins,  which could harm FalconStor's  business.  FalconStor's  success will depend largely on its ability to generate  market  demand and  awareness  of its  products  and to develop additional or enhanced products in a timely manner. FalconStor's success will also depend on its ability to convince  potential  partners of the benefits of licensing its software rather than that of competing technologies.

INTELLECTUAL PROPERTY

FalconStor's  success  is  dependent  in part upon its  proprietary  technology.
Currently,  the  IPStor  software  suite  forms  the  core of  this  proprietary technology.  FalconStor  currently has six patents and numerous  pending  patent applications;  and  multiple  registered  trademarks  - including  "FalconStor,"
"FalconStor  Software"  and "IPStor" - and many pending  trademark  applications related to FalconStor and its products.

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

MAJOR CUSTOMERS

For the year ended December 31, 2006, FalconStor had one customer that accounted for 27% of revenues.  For the year ended  December 31, 2005,  FalconStor had two customers  that  together  accounted  for 31% of  revenues.  For the year  ended
December  31,  2004,  FalconStor  had one  customer  that  accounted  for 16% of revenues.  As of December 31, 2006,  the Company had two customers with accounts receivable balances greater than 5% of gross accounts  receivable,  which in the aggregate were 30% of the accounts  receivable balance. As of December 31, 2005, the Company had two customers with accounts  receivable balances greater than 5%
of gross  accounts  receivable,  which in the aggregate were 28% of the accounts receivable balance.

EMPLOYEES

As of December 31, 2006,  FalconStor had 340 full-time employees,  consisting of
167 in research and development,  95 in sales and marketing,  59 in service, and
19 in  general  administration.  FalconStor  is not  subject  to any  collective bargaining agreements and believes its employee relations are good.

INTERNET ADDRESS AND AVAILABILITY OF FILINGS

FalconStor's internet address is WWW.FALCONSTOR.COM.  FalconStor makes available free of charge, on or through its Internet website,  FalconStor's  Annual Report on Form 10-K,  Quarterly Reports on Form 10-Q,  Current Reports on Form 8-K, and
amendments  to those reports  filed or furnished  pursuant to Sections  13(a) or
15(d) of the Securities  Exchange Act of 1934, as amended, as soon as reasonably practicable  after  FalconStor  electronically  files  such  material  with,  or furnishes  it to,  the SEC.  FalconStor  complied  with  this  policy  for every
Securities Exchange Act of 1934, as amended,  report filed during the year ended
December 31, 2006.

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

THE MARKET FOR InfiniBand SOLUTIONS IS NEW AND UNCERTAIN,  AND OUR BUSINESS WILL
SUFFER IF IT DOES NOT DEVELOP AS WE EXPECT.

      The rapid  adoption of  InfiniBand  solutions  is  important to our future success.  The market  for  InfiniBand  solutions  is still  unproven,  making it difficult to predict the potential  size or future growth rate. We are uncertain whether a viable market for our products will develop or be sustainable. If this market fails to develop,  or develops more slowly than we expect,  our business, financial condition and results of operations would be adversely affected.

WE MAY NOT BE ABLE TO PENETRATE THE SMALL/MEDIUM  BUSINESS AND SMALL OFFICE/HOME
OFFICE MARKETS.

      We  offer  products  for  the   small/medium   business  (SMB)  and  small
office/home office (SOHO) markets. Our products may not be attractive to the SMB and the SOHO  markets,  or to reach  agreements  with  OEMs and  resellers  with significant presences in the SMB and SOHO markets. If we are unable to penetrate the SMB and SOHO markets,  we will not be able to recoup the expenses associated with our efforts in these markets and our ability to grow revenues could suffer.

THE MARKET FOR OUR  PRIMEVAULTSM  SERVICES IS  COMPETITIVE  AND IT IS  UNCERTAIN
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

OUR PRODUCTS MAY HAVE ERRORS OR DEFECTS THAT COULD RESULT IN REDUCED  DEMAND FOR
OUR PRODUCTS OR COSTLY LITIGATION.

      Our IPStor  platform,  including  VirtualTape  Library,  is complex and is designed to be deployed in large and  complex  networks.  Many of our  customers have unique infrastructures,  which may require additional professional services in order for our  software to work  within  their  infrastructures.  Because our products  are  critical  to the  networks  of  our  customers,  any  significant interruption in their service as a result of defects in our product could result in damage to our customers.  These problems could cause us to incur  significant service  and  engineering  costs,  divert  engineering  personnel  from  product development  efforts and  significantly  impair our ability to maintain existing customer  relationships  and  attract  new  customers.  In  addition,  a product liability claim,  whether  successful or not, would likely be time consuming and expensive to resolve and would divert management time and attention. Further, if we are unable to fix the errors or other problems that may be identified in full deployment,  we would likely experience loss of or delay in revenues and loss of market share and our business and prospects would suffer.

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

FAILURE OF STORAGE  APPLIANCES  POWERED BY IPSTOR TO INTEGRATE SMOOTHLY WITH END
USER SYSTEMS COULD IMPACT DEMAND FOR THE APPLIANCES.

      We have entered into agreements with resellers and OEM partners to develop storage  appliances that combine certain aspects of IPStor or VTL  functionality with third party  hardware to create single purpose  turnkey  solutions that are designed to be easy to deploy. In addition, in certain instances, we install our software  onto third  party  hardware  for resale to end users.  If the  storage appliances  are not easy to deploy or do not  integrate  smoothly  with end user systems, the basic premise behind the appliances will not be met and sales would suffer.

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

OUR OEM CUSTOMERS ARE NOT OBLIGATED TO CONTINUE TO SELL OUR PRODUCTS.

      We have  no  control  over  the  shipping  dates  or  volumes  of  systems incorporation  of our  product  that our OEM  customers  ship  and they  have no obligation  to ship systems  incorporating  our software  applications.  Our OEM
customers   also  have  no   obligation  to  recommend  or  offer  our  software
applications exclusively or at all, and they have no minimum sales requirements.
These OEMs also could choose to develop  their own data  protection  and network storage software  internally,  or to license software from our competitors,  and
incorporate   those  products  into  their  systems   instead  of  our  software
applications.  The OEMs that we do business  with also compete with one another.
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

WE ARE  DEPENDENT  ON CERTAIN KEY  CUSTOMERS  AND A  SIGNIFICANT  PORTION OF OUR
RECEIVABLES IS CONCENTRATED WITH TWO CUSTOMERS.

      We tend  to have  one or  more  customers  account  for 10% or more of our revenues  during each fiscal  quarter.  For the year ended December 31, 2006, we had one customer who accounted for 27% of our revenues. While we believe that we will continue to receive  revenue from this client,  our  agreements do not have any minimum sales requirements and we cannot guarantee continued revenue. If our contract  with this  customer  terminates,  or if the  volume of sales from this customer significantly  declines, it would have a material adverse effect on our operating results.

      In addition,  as of December 31, 2006, two customers accounted for a total of 30% of our  outstanding  receivables,  21% and  9%,  respectively.  While  we currently have no reason to question the collectibility of these receivables,  a business failure or  reorganization  by either of these customers could harm our ability to collect these receivables and could damage our cash flow.

THE  REPORTING  TERMS OF SOME OF OUR OEM  AGREEMENTS  MAY CAUSE US DIFFICULTY IN
ACCURATELY  PREDICTING  REVENUE FOR FUTURE  PERIODS,  BUDGETING  FOR EXPENSES OR
RESPONDING TO TRENDS.

     Certain  of our OEM  customers  do not report  license  revenue to us until sixty  days or more  after  the end of the  quarter  in which the  software  was licensed.  There is thus a delay before we learn whether  licensing revenue from these OEMs has met,  exceeded,  or fallen short of  expectations.  The reporting schedule from these OEMs also means that our ability to respond to trends in the market could be harmed as well. For example, if, in a particular quarter, we see a significant increase or decrease in revenue from our channel sales or from one of our other OEM  partners,  there will be a delay in our  ability to  determine whether  this is an  anomaly  or a part of a  trend.  However,  we must  use our forecasted  revenue to establish  our expense  budget.  Most of our expenses are fixed in the short term or  incurred  in advance of  anticipated  revenue.  As a result, we may not be able to decrease our expenses in a timely manner to offset any  shortfall  in  revenue  or to  increase  our  sales,  marketing  or support headcounts to take advantage of positive developments.

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

CONSOLIDATION   IN  THE  NETWORK  STORAGE  INDUSTRY  COULD  HURT  OUR  STRATEGIC
RELATIONSHIPS.

      In the  past,  companies  with  whom we have OEM  relationships  have been acquired by other companies.  These acquisitions caused disruptions in the sales and  marketing  of our  products  and have had an  impact  on our  revenues.  If additional OEM customers are acquired, the acquiring entity might choose to stop offering solutions  containing our software.  Even if the solutions continued to be offered,  there might be a loss of focus and sales  momentum as the companies are integrated.

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
Further, once our software applications are deployed, our customers depend on us to resolve issues relating to our software applications. A high level of service is critical for the successful marketing and sale of our software.  If we or our partners do not effectively  install or deploy our  applications,  or succeed in helping our customers quickly resolve post-deployment issues, it would adversely affect our ability to sell  software  products to existing  customers  and could harm our  reputation  with  potential  customers.  As a result,  our  failure to maintain high quality  support and  professional  services would have a material adverse effect on our sales of software applications and results of operations.

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

OUR REVENUES DEPEND IN PART ON SPENDING BY CORPORATE CUSTOMERS.

      The operating results of our business depend in part on the overall demand for network storage  software.  Because the market for our software is primarily major corporate  customers,  any softness in demand for network storage software may result in decreased revenues.

OUR FUTURE QUARTERLY RESULTS MAY FLUCTUATE SIGNIFICANTLY,  WHICH COULD CAUSE OUR
STOCK PRICE TO DECLINE.

      Our  previous  results  are  not  necessarily  indicative  of  our  future performance and our future quarterly results may fluctuate significantly.

      Historically,  information  technology  spending  has been  higher  in the fourth and second  quarters of each calendar  year,  and somewhat  slower in the other quarters,  particularly the first quarter. Our quarterly results reflected this seasonality in 2006, and we anticipate that our quarterly  results for 2007 will show the effects of seasonality as well.

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

OUR STOCK PRICE MAY BE VOLATILE

      The market price of our common stock has been volatile in the past and may be volatile in the future.  For  example,  during the past twelve  months  ended
December 31, 2006, the closing market price of our common stock as quoted on the
NASDAQ Global Market fluctuated between $6.06 and $9.78 per share and subsequent to December  31, 2006 the closing  market  price had a high of $11.23 per share.
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

OUR  ABILITY  TO  FORECAST  EARNINGS  IS  LIMITED  BY THE  IMPACT OF  ACCOUNTING
REQUIREMENTS.

      The Financial  Accounting  Standards Board requires companies to recognize the fair value of stock options and other  share-based  payment  compensation to employees as compensation expense in the statement of operations.  However, this expense,  which, in accordance with accounting standards,  we calculate based on the  "Black-Scholes"  model,  is subject to factors  beyond our  control.  These factors  include  the market  price of our stock on a  particular  day and stock price  "volatility." In addition,  we do not know how many options our employees will exercise in any future  period.  These unknowns make it difficult for us to forecast accurately what the stock option and equity-based  compensation expense will be in the future.  Because of these  factors,  our ability to make accurate forecasts of future earnings is compromised.

THE AMOUNT OF INCOME TAXES WE HAVE TO PAY MAY INCREASE.

      We currently have net operating loss carryforwards which reduce the amount of income  taxes that we are  required  to pay.  The  availability  of these net operating  losses are limited.  If we generate  taxable  income in the future in excess of our ability to utilize our net operating losses,  the amount of income tax we pay will likely increase significantly.

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

WE HAVE A  SIGNIFICANT  NUMBER OF  OUTSTANDING  OPTIONS,  RESTRICTED  SHARES AND
WARRANTS,  THE  EXERCISE OF WHICH WOULD DILUTE THE  THEN-EXISTING  STOCKHOLDERS'
PERCENTAGE OWNERSHIP OF OUR COMMON STOCK.

      As of December 31, 2006,  we had an  aggregate of  11,810,975  outstanding options and  outstanding  restricted  shares and warrants to purchase our common stock.  The  weighted  average  exercise  price of the  outstanding  options and warrants is $5.65 per share.  We also have  794,573  shares of our common  stock reserved  for  issuance  under our stock  plans  with  respect  to  options  (or restricted stock) that have not been granted.

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY, OUR BUSINESS WILL SUFFER.

      Our success is dependent upon our proprietary technology.  Currently,  the
IPStor  software suite is the core of our  proprietary  technology.  We have six patents  issued,  we have received a notice of allowance for one patent,  and we have multiple pending patent  applications,  numerous trademarks  registered and multiple  pending  trademark  applications  related to our  products.  We cannot predict  whether  we will  receive  patents  for our  pending  or future  patent applications,  and  any  patents  that we own or that  are  issued  to us may be invalidated,  circumvented  or  challenged.  In  addition,  the laws of  certain countries  in which we sell and  manufacture  our  products,  including  various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

FalconStor's  headquarters  are located in an  approximately  45,000 square foot facility located in Melville, New York. Offices are also leased for development, sales and marketing personnel,  which total an aggregate of approximately 44,000 square feet in Le Chesnay,  France;  Taipei and Taichung,  Taiwan; Tokyo, Japan;
Beijing,  Shenzhen and Shanghai,  China;  Munich,  Germany;  Seoul, Korea; Kuala
Lumpur,  Malaysia; and North Sydney,  Australia.  Initial lease terms range from one to eight years, with multiple renewal options.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      Our Common Stock is listed on The Nasdaq  Global Market  ("Nasdaq")  under the symbol  "FALC".  The following  table sets forth the range of high and low closing sales prices of our Common Stock for the periods  indicated as reported by Nasdaq:

                                                   2006              2005
                                             --------------    --------------
                                             High      Low     High      Low
                                             -----    -----    -----    -----
     Fourth Quarter                          $8.83    $7.25    $8.02    $5.81
     Third Quarter                           $7.95    $6.06    $6.87    $5.66
     Second Quarter                          $9.25    $6.15    $7.43    $5.23
     First Quarter                           $9.78    $7.54    $9.67    $5.78

HOLDERS OF COMMON STOCK

      We had  approximately 178 holders of record of Common Stock as of February
      21, 2007. This does not reflect persons or entities whom hold Common Stock in nominee or "street" name through various brokerage firms.

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

EQUITY COMPENSATION PLAN INFORMATION

      The  Company  currently  does not have any equity  compensation  plans not approved by security holders.

                                   Number of
                                Securities to be      Weighted -         Number of Securities
                                  Issued upon      Average exercise   Remaining Available for
                                  Exercise of         Price of           Future Issuance Under
                                  Outstanding        Outstanding        Equity Compensation Plans
                                Options, Warrans   Options, Warrants  (Excluding Securities
                                and Rights (1)      and Rights (1)     Reflected in Column (a)(1)
      Plan Category                   (a)                 (b)                    (c)
      -------------             ----------------   -----------------  ---------------------------
      Equity compensation
      plans approved by
      security holders           10,835,975           $     5.62              794,573

      (1) As of December 31, 2006

      COMMON STOCK  PERFORMANCE:  The following graph compares,  for each of the periods indicated, the percentage change in the Company's cumulative total stockholder return on the Company's Common Stock with the cumulative total return  of a) an  index  consisting  of  Computer  Software  and  Services companies,  a peer group  index,  and b) the Russell  3000 Index,  a broad equity market index.

          FALCONSTOR SOFTWARE, INC. COMPARATIVE CUMULATIVE TOTAL RETURN

                     ASSUMES $100 INVESTED ON DEC. 31, 2001
                           ASSUMES DIVIDEND REINVESTED
                      FISCAL YEAR ENDING DECEMBER 31, 2006

                                           Fiscal Year Ending
                                           ------------------
                             2001    2002     2003    2004     2005     2006
                             ----    ----     ----    ----     ----     ----
FALCONSTOR SOFTWARE, INC.   100.00   42.83   96.74   105.63    81.57    95.47
COREDATA GROUP INDEX        100.00   68.11   88.07    96.72    96.96   112.58
RUSSELL 3000 INDEX          100.00   77.19   99.37   109.39   114.06   129.80

      There  can be no  assurance  that  the  Common  Stock's  performance  will continue with the same or similar trends depicted in the graph above.

ITEM 6. SELECTED FINANCIAL DATA

The selected  financial data appearing  below have been derived from our audited consolidated financial statements,  and should be read in conjunction with these consolidated  financial  statements  and the notes  thereto and the  information contained  in  Item  7,  "Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations."

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                Year Ended    Year Ended    Year Ended     Year Ended    Year Ended
                                                               December 31,  December 31,  December 31,   December 31,  December 31,
                                                                  2006           2005          2004           2003           2002
                                                                -------------------------------------------------------------------
                                                                               (In thousands, except per share data)
Revenues:
Software license revenue .................................      $ 38,317       $ 29,544      $ 21,488       $ 12,251       $  8,667
Maintenance revenue ......................................        12,475          7,594         4,443          2,473          1,297
Software services and other revenue ......................         4,274          3,826         2,778          2,220            665
                                                                --------       --------      --------       --------       --------
                                                                  55,066         40,964        28,709         16,944         10,629
                                                                --------       --------      --------       --------       --------

Operating expenses:
  Amortization of purchased and capitalized software .....           362            782         1,394          1,394            899
  Cost of maintenance, software services and other revenue         9,048          6,114         4,150          2,580          1,309
  Software development costs .............................        20,022         12,039         9,050          7,068          6,281
  Selling and marketing ..................................        23,713         16,109        14,277         10,967          9,856
  General and administrative .............................         5,828          4,213         5,109          2,878          2,592
  Litigation settlement ..................................           799             --         1,300             --             --
  Lease abandonment charge ...............................            --             --            --            550             --
  Impairment of prepaid royalty ..........................            --             --            --             --            483
                                                                --------       --------      --------       --------       --------
                                                                  59,772         39,257        35,280         25,437         21,420
                                                                --------       --------      --------       --------       --------
    Operating income (loss) ..............................        (4,706)         1,707        (6,571)        (8,493)       (10,791)
                                                                --------       --------      --------       --------       --------

Interest and other income ................................         1,650            705           714          1,122          1,585
Impairment of long-lived assets ..........................            --             --            --             35         (2,300)
                                                                --------       --------      --------       --------       --------

    Income (loss) before income taxes ....................        (3,056)         2,412        (5,857)        (7,336)       (11,506)

Provision for income taxes ...............................           319            119            32             33             37
                                                                --------       --------      --------       --------       --------

    Net income (loss) ....................................      $ (3,375)      $  2,293      $ (5,889)      $ (7,369)      $(11,543)
                                                                ========       ========      ========       ========       ========

Basic net income (loss) per share ........................      $ (0.07)         $ 0.05      $ (0.13)       $ (0.16)       $ (0.26)
                                                                ========       ========      ========       ========       ========

Diluted net income (loss) per share ......................      $ (0.07)         $ 0.05      $ (0.13)       $ (0.16)       $ (0.26)
                                                                ========       ========      ========       ========       ========

Basic weighted average common shares outstanding .........        48,045         47,662        46,967         45,968         45,233
                                                                ========       ========      ========       ========       ========

Diluted weighted average common shares outstanding .......        48,045         50,776        46,967         45,968         45,233
                                                                ========       ========      ========       ========       ========

CONSOLIDATED BALANCE SHEET DATA:

                           December 31,  December 31,  December 31,  December 31,  December 31,
                           2006          2005          2004          2003          2002
                           --------------------------------------------------------------------
                                                  (In thousands)
Cash and cash
  equivalents and
  marketable securities    $40,960      $36,631        $33,973       $36,685        $51,102

Working capital             46,934       39,730         36,452        39,527         47,746

Total assets                78,231       63,974         56,074        56,493         64,710

Long-term obligations        3,783        2,316          1,290           396             --

Stockholders' equity        55,043       48,658         46,364        50,556         55,901

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
RISKS AND  UNCERTAINTIES,  AND THAT ACTUAL  RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  PROJECTED IN THE  FORWARD-LOOKING  STATEMENTS.  THE FOLLOWING  DISCUSSION
SHOULD BE READ TOGETHER WITH THE CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES TO
THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

      We were pleased with our continued  revenue  growth in 2006.  Our revenues for the full year increased to $55.1 million from $41.0 million in 2005. This is a  thirty-four  percent year over year  increase in revenues.  This increase was driven by sales of our core products. We reached our revenue target for the year even though  revenues  from  certain  areas in which we had  anticipated  seeing growth, such as iSCSI and the SMB/SOHO market, were not significant contributors to our revenue.  We believe that our ability to grow our revenues by thirty four percent  even  without  significant  contributions  from these  areas  shows the strength  of our core  products.  We  believe  we are on the right  track and we anticipate further revenue growth in 2007.

      We had a net loss of $3.4 million in 2006.  Due to a change in  accounting rules,  it is difficult to compare this result with results in prior years.  New accounting  rules that went into effect for us in 2006 required us to include in our consolidated  financial  statements an expense for the grant date fair value of share-based compensation for the first time. This expense -- which relates to stock  options  and  restricted  stock  we  grant  to  employees  as part of our incentive compensation plan -- totaled $9.4 million in 2006.

      As it has been in the past,  our focus will continue to be on managing our business with a view towards long-term success and growth. In 2006, we continued
to invest in research and  development and other areas to build on our momentum, to design new  products,  and to enhance our  existing  products to position the
Company for future growth. We will continue to invest in these areas in 2007 and we anticipate that our research and development and sales and marketing expenses will increase in 2007.

      To  continue  to create  industry-leading,  cutting-edge  network  storage solutions,  we hired  additional  software  development  engineers  and  quality assurance  engineers.  These  software  engineers  design and test the  software products that are or will be sold by our OEM partners and resellers.  Continuing to deliver new and enhanced  products to meet the demands of the storage  market is necessary if we are to remain competitive and to continue our growth.

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

      The key factors we look to for our future business  prospects  continue to be our sales pipeline,  our ability to establish and expand  relationships  with key industry OEMs and resellers,  sales by our OEM partners,  additional  orders from resellers,  growth in deferred revenue,  re-orders from existing customers, and the growth of the overall  market for storage  solutions.  Gross margins are also a key factor in evidencing the scalability of our business.

      Our sales  "pipeline"  consists of inquiries  from end users and resellers for possible  purchases of our  products.  Our overall sales  pipeline  steadily increased for each quarter of 2006 compared with the same quarter in 2005.

      OEM relationships continue to be important to us for two main reasons:

      First,  sales by our OEM partners  contribute  to our  revenues.  Overall, product  licenses to OEMs accounted for  approximately  forty two percent of our revenues in 2006.  One OEM customer  accounted  for twenty seven  percent of our revenues.  We  anticipate  that OEMs will account for over forty  percent of our revenues in 2007.  We expect that at least one OEM will account for at least ten percent of our revenues in 2007.  Accordingly,  the loss of this customer  would have a material adverse effect on our business.

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

      In 2006, we renewed and extended our OEM agreement  with EMC  Corporation, to 2013.  EMC also  launched a new range of products  that  incorporate  our VTL technology.  In  2006 we also  extended  our  strategic  relationship  with  Sun
Microsystems  by  entering  into  a  joint  development  agreement.  Sun's  next generation open systems virtual tape solution will incorporate  FalconStor's VTL technology.  In 2006,  we entered  into OEM  agreements  with  other  companies, including  companies  in  Asia  and  companies  focused  on the SMB  market,  as discussed  below.  We also  renewed or extended  agreements  with  existing  OEM partners. We will continue to seek additional OEM opportunities in the future.

      We do  everything we can to assure that our products meet the needs of our
OEM partners and their customers.  However,  we cannot control  decisions by our
OEM partners to change their  product or marketing mix in ways that impact sales of products licensed by the OEMs from us. Over our history, we have entered into
OEM  agreements  with two Tier-1 OEM  companies,  and with  another  significant company in the computer,  networking and communications  products business, only to  see  those  OEM  partners  change  their  strategies  and  make  significant reductions in their commitments to the products that incorporate our technology.

      Many  enterprises  look to value added resellers or solution  providers to assist them in making their information  technology  purchases.  These resellers typically  review an  enterprise's  needs and suggest a hardware,  software,  or
combined   hardware   and   software   solution  to  fulfill  the   enterprise's
requirements.

      As service providers to companies, resellers' reputations are dependent on satisfying their customers'  needs  efficiently and effectively.  Resellers have wide choices in fulfilling their customers' needs. If resellers determine that a product  they have been  providing  to their  customers  is not  functioning  as promised, or is not providing adequate return on investment, or if the customers are not  satisfied  with  the  level of  support  they  are  receiving  from the suppliers, the resellers will move quickly to offer different solutions to their customers. Additional sales by resellers are therefore an important indicator of our business prospects. Sales from our resellers in the United States fell below our  expectations in 2006.  Increasing  sales from resellers is an area of focus for us.  Steps we have  taken to  increase  sales  from  resellers  include  the addition of sales, marketing and support personnel focused on those accounts. We also have instituted,  and we will be instituting further, support, training and incentive programs intended to increase sales by our resellers.

      In 2006,  we  signed  agreements  with new  resellers  worldwide.  We also terminated  relationships  with  resellers  who we  believed  were not  properly selling  our  products.  We will  continue  to  enter  into  relationships  with resellers and to discontinue  relationships  with resellers with whom we are not satisfied.

      Our deferred revenues consist primarily of amounts  attributable to future support and  maintenance  of our products.  The level of deferred  revenue is an important indicator of our success.  Maintenance and support for our products is sold for fixed periods of time. Maintenance and support agreements are typically for one year,  although some  agreements are for terms in excess of one year. If we do not deliver the support  needed by end users of our products or by our OEM partners and resellers,  then they will not renew their  maintenance and support agreements. If end users stop using our products, they also will not renew their maintenance  and support  agreements.  An increase  in  deferred  revenues  thus indicates  growth in our installed base and end user and OEM  satisfaction  with our products and our  maintenance  and support  services.  Our deferred  revenue increased to $15.1  million as of December 31, 2006,  compared with $9.6 million as of December 31, 2005. We expect deferred revenue to continue to grow in 2007.

      The level of re-orders  from existing end users of our products is another measure of customer satisfaction. Information technology professionals will only order  additional  products and services for their  companies if they  determine that the products  have reduced total cost of ownership and have provided a good return on  investment.  Re-orders are thus an  indication  that our products are delivering as promised and that our support is meeting the end user's needs.  In
2006, many end users ordered  additional  copies of our products,  or additional products or ordered additional  options. If re-orders decline, it would indicate that future sales might also  decline.  As the  percentage  of our revenues from
OEMs  increases,  our  ability  to gauge  re-orders  decreases  because  our OEM partners  typically do not provide us with information  identifying the end user for each order.

      Consolidation  in the  network  storage  market  continued  in  2006.  The consolidation did not have a significant impact on our revenue.

      The storage  solutions  market  continues  to grow.  In addition to growth based on demand for storage  server  consolidation  and  replication,  there was growth in backup acceleration. We expect each of these areas to continue growing in 2007.

      In the fourth  quarter of 2005, we announced the launch of our  PrimeVault disaster  recovery,  services.  These  services  are  based  on our  IPStor  and
VirtualTape  Library  (VTL)  software and provide a means for us to leverage our successes with those products to increase our customer base to include end users who do not have the  resources - either  technical or financial - to undertake a full  implementation  of our  products.  Initially,  we  intended to offer these services directly to end users and through  resellers.  In 2006, we modified our approach to PrimeVault so that we would no longer be the primary provider of the services.  Instead,  we now license the PrimeVault services to third parties for resale to end users.  Payment to us is based on either a revenue  share or a fee based on the amount of storage managed by the third party.  PrimeVault  services did not provide  significant  revenue in 2006,  but we anticipate an increase in revenue in 2007.

      In 2005  and  the  beginning  of  2006,  we  launched  initiatives  in the small/medium  business (SMB) and small  office/home  office (SOHO)  markets.  In early 2006, we signed an OEM agreement with a leading  computer,  networking and communications  products  manufacturer to offer an entry-level  data storage and protection  appliance,  powered  by a version  of IPStor  optimized  to run on a
System-on-Chip  ("SOC")  platform  ("IPStor  Express"),  targeting  the SMB/SOHO market.  Shortly  after the launch of the  product,  the OEM partner  announce a major  strategic  review  of its  operations  and  decided  to  scale  back  its commitment  to this  product  line.  As a result  of this  change  in  strategy, revenues  from our SMB/SOHO  product line were lower than  expected and were not significant.  We  continue  to believe  that these  non-enterprise  markets  are another growth area for storage  software and in 2006 we signed  agreements with
OEM companies,  both in the United States and abroad, whose product lines target these  markets.  While we  expect  revenue  growth  in 2007  from  our  SMB/SOHO products,  it is too early to estimate  whether revenues from these markets will be significant contributors to our revenues in 2007.

      Another area of focus for us in 2006,  and one that will remain an area of focus in 2007,  was the China  market.  In 2006,  we signed  an  agreement  with
Hangzhou  Huawei-3Com  Technology Co. Ltd, a leading global  manufacturer  of IP network solutions,  to expand our strategic partnership in IP Network Storage to include joint R&D  activities in China and a  multi-year,  multi-million  dollar commitment. In 2006, we also signed an OEM agreement with a Chinese company that is a leader in  telecommunications  networks.  In early 2007,  we signed a joint development and research agreement with the Computer Network Information Center,
Chinese  Academy of Sciences  (CNIC,  CAS) to establish a laboratory  to develop
data  protection  and  remote  disaster  recovery   solutions  for  the  Chinese
government  and  enterprises  with the goal of  providing  our  PrimeVault  data protection services throughout China.

      As we had anticipated,  we saw the greatest  increase in revenues from our
VirtualTape  Library  software.  We  expect  this  growth  to  continue,  if not accelerate,  in 2007,  as our OEM  partners  introduce  new  products  and as we introduce  additional features and functionality for the product.  The continued
decline in prices for disk storage,  and the continuing  need for rapid back up, disaster recovery and regulatory compliance, should contribute to this growth.

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

      Our gross margins for 2006 were 83%. Due to the change in accounting rules regarding  share-based  compensation (as discussed  above), a direct  comparison with our gross margins in 2005 is not meaningful. The impact of the equity-based compensation  expense on gross margin in 2006 was  equivalent  to 2%. We believe that our  gross  margin  in 2006  demonstrates  that we were  successful  in our ability to scale our business.

      We believe the change in  accounting  rules also makes any  comparison  of expenses in 2006 and 2005 not meaningful.  Nonetheless,  we are pleased with our ability to contain  the  increase of  expenses  in 2006.  Excluding  share-based compensation  expense,  our expenses grew at a lower rate than our revenues.  We will continue to invest in infrastructure  and personnel to maintain and enhance our leading edge designs and to support our  customers,  but we will continue to do so in a controlled, cost-effective manner.

      One additional factor that we expect to continue to affect our revenues on a  quarterly,  but not annual,  basis,  is the  seasonality  of the  information technology  business.  Historically,  information  technology  spending has been higher in the fourth and second  quarters of each  calendar  year,  and somewhat slower in the other  quarters,  particularly  the first  quarter.  Our quarterly results reflected this seasonality in 2006, and we anticipate that our quarterly results for 2007 will show the effects of seasonality as well.

      As discussed  above,  the new  accounting  rules  relating to  share-based compensation  expense had a negative impact on our earnings in 2006. Both before the rules  became  effective,  and during  2006,  we  weighed  the impact of the
changes  on  our  consolidated   financial  statements  against  the  impact  of
discontinuing the grant of equity-based compensation to our worldwide workforce.
We decided that we will  continue to apply the criteria and the  methodology  we have used in the past to determine grants of stock options or other equity-based compensation to our employees. We believe that the opportunity to participate in the growth of our  Company is an  important  motivating  factor for our  current employees and a valuable  recruiting tool for new employees.  For the management of our business and the review of our progress,  we will continue to look to our results  before  share-based  compensation  expense.  We will use these non-GAAP financial  measures  in making  operating  decisions  because  they  measure the results of our day to day operations and because they provide a more  consistent basis for evaluating and comparing our results across different periods.

      Our critical accounting policies are those related to revenue recognition, accounts  receivable  allowances,  accounting for share-based  compensation  and deferred  income  taxes.  As described in note 1 to our  consolidated  financial statements,  we recognize revenue in accordance with the provisions of Statement of Position 97-2,  Software Revenue  Recognition,  as amended.  Software license revenue is recognized only when pervasive  evidence of an arrangement exists and the fee is fixed and  determinable,  among other  criteria.  An  arrangement  is evidenced by a signed  customer  contract  for  nonrefundable  royalty  advances received from OEMs or a customer purchase order or a royalty report  summarizing software  licenses resold by an OEM,  distributor or solution provider to an end user.  The  software  license  fees are fixed and  determinable  as our standard payment terms generally range from 30 to 90 days,  depending on regional billing practices.  When a customer  licenses  software  together  with the  purchase of maintenance, we allocate a portion of the fee to maintenance for its fair value.

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

      With the  adoption of SFAS No.  123(R) on January 1, 2006,  the Company is
required  to record  the fair  value of  share-based  compensation  awards as an expense.  In order to determine  the fair value of stock  options on the date of grant, the Company applies the Black-Scholes  option-pricing  model. Inherent in this model are assumptions related to expected  stock-price  volatility,  option life,  risk-free  interest rate and dividend yield. While the risk-free interest rate and dividend  yield are less  subjective  assumptions,  typically  based on factual data derived from public sources,  the expected  stock-price  volatility and expected term assumptions  require a greater level of judgment.  We estimate expected  stock-price  volatility based primarily on a simple average historical volatility of the  underlying  stock over a period equal to the expected term of the option,  but also  consider  whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected  volatility.  With  regard to our  estimate  of  expected  term,  as adequate information with respect to historical share option exercise experience
is  not  available,   we  primarily  consider  the  vesting  term  and  original contractual term of the options granted.

      Consistent  with the  provisions  of  Statement  of  Financial  Accounting
Standards No. 109, we regularly  estimate our ability to recover deferred income taxes,  and  report  such  assets  at  the  amount  that  is  determined  to  be more-likely-than-not  recoverable.  This evaluation  considers  several factors, including an estimate of the likelihood of generating  sufficient taxable income in future  periods  over  which  temporary  differences  reverse,  the  expected reversal of deferred tax  liabilities,  past and projected  taxable income,  and available tax planning strategies. As of December 31, 2006, based primarily upon our  cumulative  losses,  a valuation  allowance has been  recorded  against our deferred tax assets.  In the event that evidence becomes available in the future to indicate that our deferred  taxes will likely be recoverable  (e.g.,  taxable income  generated  in and  projected  for future  periods),  our estimate of the recoverability of deferred taxes may change, resulting in a reversal of all or a portion of such valuation allowance.

RESULTS OF  OPERATIONS - FOR THE YEAR ENDED  DECEMBER  31, 2006  COMPARED TO THE
YEAR ENDED DECEMBER 31, 2005

      Revenues  for the year ended  December  31,  2006  increased  34% to $55.1 million  compared with $41.0 million for the year ended  December 31, 2005.  Our operating  expenses increased 52% from $39.3 million in 2005 to $59.8 million in
2006.  Included in our operating  expenses for the year ended  December 31, 2006 was $9.4 million of  share-based  payment  compensation  expense  related to the implementation  of SFAS No. 123(R) beginning January 1, 2006. For the year ended
December 31, 2005,  there was  insignificant  share-based  payment  compensation expense. Net loss for the year ended December 31, 2006 was $3.4 million compared with net  income of $2.3  million  for the year ended  December  31,  2005.  The increase in revenues was mainly due to an increase in (i) demand for our network storage  solution  software  (ii)  maintenance  revenue  from  new and  existing customers  and  (iii)  sales  from  our  resellers  and  OEM  partners.  Revenue contribution  from our OEM  partners  increased  in  absolute  dollars  and as a percentage  of our total revenue for the year ended  December 31, 2006.  Revenue from resellers and  distributors  also increased in absolute  dollars.  Expenses increased  in all aspects of our  business  to support our growth.  For the year ended  December 31, 2006,  we increased the number of employees and continued to invest in our infrastructure by purchasing  additional  computers and equipment.
We increased the number of employees  from 279 as of December 31, 2005 to 340 as of December  31, 2006.  Included in our results for the year ended  December 31,
2006 is a litigation  settlement charge of $0.8 million relating to a contingent purchase price dispute associated with an acquisition we made in 2002.

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

      Software license revenue increased 30% to $38.3 million in 2006 from $29.5 million in 2005.  Increased  market  acceptance  and demand for our  product and increased  sales from our resellers and OEM partners were the primary drivers of the  increase  in  software  license  revenue.  Revenue  from  our OEM  partners increased  as a percentage  of total  revenue.  We expect our  software  license revenue  to  continue  to grow and the  percentage  of future  software  license revenue derived from our OEM partners to increase.

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

      Maintenance,  software  services  and  other  revenues  are  comprised  of software  maintenance and technical  support,  professional  services  primarily related to the implementation of our software,  engineering services,  and sales of computer  hardware.  Revenue derived from  maintenance and technical  support contracts is deferred and recognized  ratably over the  contractual  maintenance term. Professional services revenue is recognized in the period that the related services are performed.  Revenue from engineering  services is primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed. In 2006 and 2005, we had a limited number of transactions in which we purchased  hardware  and bundled  this  hardware  with our software and sold the bundled  solution  to our  customer.  A  portion  of  the  contractual  fees  is recognized as revenue when the hardware or software is delivered to the customer based on the  relative  fair  value of the  delivered  element(s).  Maintenance, software  services and other revenue increased 47% to $16.7 million in 2006 from
$11.4 million in 2005.

      The major factor behind the increase in maintenance, software services and other revenue was an increase in the number of maintenance and technical support contracts  we  sold.  As we are in  business  longer,  and  as we  license  more software,  we expect these  revenues will continue to increase.  The majority of our new customers  purchase  maintenance  and support and most  customers  renew their maintenance and support after their initial contracts expire.  Maintenance revenue  increased  from $7.6  million for the year ended  December  31, 2005 to
$12.5 million for the year ended December 31, 2006.  Software services and other revenue  increased  from  $3.8  million  in 2005 to $4.3  million  in 2006.  The increase in software  services and other revenue was partially  attributable  to our hardware sales which  increased from $2.3 million in 2005 to $2.6 million in
2006.  This  increase was the result of an increase in demand from our customers for  bundled  solutions.  Growth  in  our  professional  services  sales,  which increased from $1.5 million in 2005 to $1.7 million in 2006, also contributed to the  increase  in  software  services  and  other  revenues.  This  increase  in professional  services  revenue  was  related to the  increase  in our  software license  customers  who elected to  purchase  professional  services.  We expect maintenance, software services and other revenues to continue to increase.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

      To remain  successful in the network  storage  solutions  market,  we must continually  upgrade our  software by  enhancing  the  existing  features of our products and by adding new features and products.  We often evaluate  whether to develop these new offerings  in-house or whether we can achieve a greater return on investment by purchasing or licensing  software from third parties.  Based on our evaluations, we have purchased or licensed various software for resale since
2001.  As of December 31, 2006 and 2005,  we had $5.2 million and $5.0  million, respectively, of purchased software licenses that are being amortized over three years.  For the year ended  December  31,  2006,  we  recorded  $0.4  million of amortization  related to these purchased software  licenses.  For the year ended
December 31, 2005,  we recorded  $0.8 million of  amortization  related to these purchased software  licenses.  We will continue to evaluate third party software licenses and may make additional purchases, which would result in an increase in amortization expense.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

      Cost  of  maintenance,  software  services  and  other  revenues  consists primarily of personnel  costs,  other costs  associated with providing  software implementations, technical support under maintenance contracts and training, and share-based payment  compensation  expense associated with the implementation of
SFAS No. 123(R). Cost of maintenance,  software services and other revenues also includes the cost of hardware  that was resold.  Cost of  maintenance,  software services and other  revenues for the year ended  December 31, 2006  increased by
48% to $9.0 million  compared with $6.1 million for the year ended  December 31,
2005. The increase in cost of maintenance,  software  services and other revenue was partially due to $1.3 million of share-based payment  compensation  expense.
There  was no  share-based  payment  compensation  expense  included  in cost of maintenance, software services and other revenue for the year ended December 31,
2005.  Additionally,  cost of maintenance,  software  services and other revenue increased due to an increase in personnel. As a result of our increased sales of maintenance and support contracts and professional services, we hired additional
employees  to  provide   technical   support  and  to  implement  our  software.
Additionally,  due to an increase in hardware  sales,  our  associated  hardware costs  increased  from $1.5 million for the year ended December 31, 2005 to $1.8 million for the year ended December 31, 2006. Our cost of maintenance,  software services  and other  revenue  will  continue to grow in absolute  dollars as our revenue increases.

      Gross profit for the year ended December 31, 2006 was $45.7 million or 83%
of revenues  compared  with $34.1  million or 83% of revenues for the year ended
December 31, 2005.  Gross margin  remained  consistent  despite the inclusion of share-based payment  compensation  expense in the cost of maintenance,  software services and other  revenue for the year ended  December  31, 2006.  Share-based payment  compensation  expense  was equal to 2% of  revenue  for the year  ended
December 31, 2006.

SOFTWARE DEVELOPMENT COSTS

      Software  development  costs  consist  primarily  of  personnel  costs for
product  development   personnel,   share-based  payment   compensation  expense
associated with the implementation of SFAS No. 123(R), and costs associated with the  development of new products,  enhancements  to existing  products,  quality assurance and testing. Software development costs increased 66% to $20.0 million in 2006  from  $12.0  million  in 2005.  The  major  contributing  factor to the increase in software  development costs was $4.3 million of share-based  payment compensation  expense.  There was no share-based  payment  compensation  expense included in software development costs for the year ended December 31, 2005. The increase is also due to an increase  in  employees  required to enhance and test our core network storage software product,  as well as to develop new innovative features and options. In addition,  we required additional employees to test and integrate our software with our OEM  partners'  products.  We intend to continue recruiting  and hiring  product  development  personnel  to support our software development process.

SELLING AND MARKETING

      Selling and marketing  expenses  consist  primarily of sales and marketing personnel costs,  share-based payment  compensation  expense associated with the implementation of SFAS No. 123(R),  travel, public relations expense,  marketing literature  and  promotions,  commissions,  trade show  expenses,  and the costs associated  with our  foreign  sales  offices.  Selling and  marketing  expenses increased 47% to $23.7 million in 2006 from $16.1 million in 2005.  The increase in  selling  and  marketing  expenses  was  partially  due to  $2.8  million  of share-based payment compensation  expense.  There was insignificant  share-based payment  compensation expense included in selling and marketing expenses for the year ended  December 31, 2005.  In addition,  we continued to hire new sales and sales support personnel and to expand our worldwide  presence to accommodate our revenue  growth.  As a result of the  increase  in revenue  and  interest in our software, our commission expense and travel expenses also increased.  We believe that to continue to grow sales,  our sales and marketing  expenses will continue to increase.

GENERAL AND ADMINISTRATIVE

      General and  administrative  expenses consist primarily of personnel costs of  general  and  administrative  functions,  share-based  payment  compensation expense  associated with the  implementation of SFAS No. 123(R),  public company related costs, directors and officers insurance, legal and professional fees and other general  corporate  overhead costs.  General and  administrative  expenses increased  38% to $5.8  million  in 2006 from $4.2  million  in 2005.  The major contributing  factor to the increase in general and administrative  expenses was
$0.9  million  of  share-based  payment  compensation  expense.   There  was  no
share-based payment  compensation expense included in general and administrative expense for the year ended December 31, 2005.  Additionally,  as our revenue and number of employees increase,  our legal and professional fees and other general corporate overheard costs have increased and are likely to continue to increase.

LITIGATION SETTLEMENT CHARGE

      In January  2007,  we  resolved  claims  brought  against us by two former shareholders of IP Metrics, Inc. ("IP Metrics"). When we purchased IP Metrics in
July 2002, part of the contractual consideration was payments to be made in 2003 and 2004 to the  former IP  Metrics  shareholders  based on sales of IP  Metrics products and/or payments to be made if certain events occurred. We made payments to all four former shareholders in 2003 and 2004. Two of the former shareholders alleged  that they were  entitled to  additional  payments  based on the alleged occurrence of certain  contingent  events and they brought an action against us.
This action was resolved in January, 2007 without any admission of liability, by the payment of an additional $0.8 million to the two former  shareholders.  This amount was recorded as an operating  expense as of December 31, 2006. All claims in the lawsuit have now been dismissed.

INTEREST AND OTHER INCOME

      We  invest  our  cash,  cash  equivalents  and  marketable  securities  in government securities and other low risk investments.  Interest and other income increased to $1.7 million for the year ended  December  31, 2006  compared  with
$0.7 million for the year ended  December 31, 2005.  This  increase is primarily due to a higher average cash balance and higher interest rates.

INCOME TAXES

      We did not record a tax benefit  associated with our pre-tax loss incurred for the year ended  December 31, 2006, as we deemed that it was  uncertain  that the related deferred tax assets would be realized based on our cumulative losses incurred since inception and our limited period of  profitability.  For the year ended  December  31,  2005,  our  pre-tax  income  was  substantially  offset by available  net  operating  losses.  Our income tax  provision  for 2006 and 2005 consists of taxes related to alternative  minimum taxes, state income taxes, and taxes from our foreign  subsidiaries.  In 2007, in the event that we continue to
generate   taxable   income   and   our   forecasts    indicate   that   it   is
more-likely-than-not  that we will  recover a portion of our deferred tax assets in the  future,  we will  likely  reverse a portion  of our  deferred  tax asset valuation allowance.

RESULTS OF  OPERATIONS - FOR THE YEAR ENDED  DECEMBER  31, 2005  COMPARED TO THE
YEAR ENDED DECEMBER 31, 2004

REVENUES

SOFTWARE LICENSE REVENUE

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

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

      As of December 31, 2005 and 2004,  we had $5.0  million and $4.9  million, respectively, of purchased software licenses that are being amortized over three years.  For the year ended  December  31,  2005,  we  recorded  $0.8  million of amortization  related to these purchased software  licenses.  For the year ended
December 31, 2004 amortization was $1.4 million.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

      Cost of  maintenance,  software  services and other  revenues for the year ended  December 31, 2005  increased by 47% to $6.1  million  compared  with $4.2 million  for  the  year  ended  December  31,  2004.  The  increase  in  cost of maintenance,  software  services  and other  revenue was  principally  due to an increase in personnel.  As a result of our increased  sales of  maintenance  and support contracts and professional  services,  we hired additional  employees to provide technical support and to implement our software. Additionally, due to an increase in hardware  sales,  our associated  hardware costs increased from $1.0 million for the year ended  December 31, 2004 to $1.5 million for the year ended
December 31, 2005.

      Gross profit for the year ended December 31, 2005 was $34.1 million or 83%
of revenues  compared  with $23.2  million or 81% of revenues for the year ended
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

INCOME TAXES

      For the year ended December 31, 2005, our pre-tax income was substantially offset by available net operating losses.  For the year ended December 31, 2004, we did not record a tax benefit associated with the pre-tax loss incurred, as we deemed that it was  uncertain  that the  related  deferred  tax assets  would be realized based on our cumulative losses incurred since inception and our limited period of  profitability.  Accordingly,  we provided a full valuation  allowance against our net deferred tax assets.  Our income tax provision for 2005 and 2004 consists of tax expenses  related to  alternative  minimum  taxes,  state income taxes, and taxes from our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

      Our total cash and cash equivalents and marketable  securities  balance as of December 31, 2006 increased by $4.3 million  compared with December 31, 2005.
Our cash and cash  equivalents  totaled $15.6 million and marketable  securities totaled  $25.4  million at December  31, 2006.  As of December 31, 2005,  we had
$18.8  million in cash and cash  equivalents  and $17.8  million  in  marketable securities.

      In  2006,  we  made  investments  in our  infrastructure  to  support  our long-term  growth.  We increased  the total number of employees in 2006 and made investments  in property and equipment to support our growth.  As we continue to grow,  we will continue to make  investments  in property and equipment and will need to continue to increase our headcount.  In the past, we have also used cash to purchase  software  licenses and to make  acquisitions.  We will  continue to evaluate  potential software license purchases and acquisitions and if the right opportunity  presents itself we may continue to use our cash for these purposes.
However,  as of the date of this filing,  we have no agreements,  commitments or understandings with respect to any such acquisitions.

      We currently do not have any debt and our only significant commitments are related to our office leases.

      In  connection  with our  acquisition  of IP Metrics in July 2002, we were required to make cash payments to the former  shareholders of IP Metrics,  which were  contingent on the level of revenues from IP Metrics  products for a period of  twenty-four  months  through June 30, 2004. In 2004, we made payments to the former  shareholders  of IP Metrics  totaling  $214,009.  In 2006, we recorded a litigation  settlement expense of $0.8 million relating to a contingent purchase price dispute with two former  shareholders  of IP Metrics.  This settlement was paid out in the first quarter of 2007.

      In October 2001, our Board of Directors authorized the repurchase of up to two million shares of our outstanding  common stock. Since October 2001, 865,200 shares have been  repurchased  at an  aggregate  purchase  price of $5.8 million including 315,600 shares  repurchased in 2006 at an aggregate  purchase price of
$2.1 million.

      Net cash  provided by  operating  activities  totaled $8.2 million for the year ended  December  31,  2006,  compared  with net cash  provided by operating activities  of $6.5  million for the year ended  December  31, 2005 and net cash used in operating  activities  of $1.1  million for the year ended  December 31,
2004.  The increase in net cash provided by operating  activities  was primarily due to an increase in non-cash  charges of $9.4 million  related to  share-based payment  compensation  expense.  There was  insiginificant  share-based  payment compensation  expense  for the years  ended  December  31,  2005 and 2004.  Also contributing to the increase in net cash provided by operating activities was an increase in our deferred revenues, which increased to $5.5 million compared with
$4.2  million  in 2005 and $2.8  million  in 2004,  as well as, an  increase  in accrued expenses and other  liabilities which increased to $2.0 million compared with $1.1 million in 2005 and $0.8 million in 2004. These amounts were partially offset by increases in our net accounts  receivable  balances of $8.9 million in
2006,  $4.9  million in 2005 and $3.2  million  in 2004.  The  increases  in our accounts receivable balances are due to our continued revenue growth.

      Net cash used in investing  activities  was $11.8 million in 2006 compared with net cash used in investing  activities of $2.8 million in 2005 and net cash provided by investing  activities of $6.3 million in 2004. Included in investing activities  for  each  year  are  the  sales  and  purchases  of our  marketable securities.  These  represent  the  sales,  maturities  and  reinvesting  of our marketable  securities.  The net cash used in investing  activities from the net purchase of  securities  was $7.5  million in 2006 and the net cash  provided by investing  activities  from the net sale of securities was $0.6 million for 2005 and $9.5  million  in 2004.  These  amounts  will  fluctuate  from  year to year depending on the maturity dates of our marketable  securities.  The cash used to purchase property and equipment was $3.7 million,  $3.2 million and $2.8 million in 2006,  2005  and  2004,  respectively.  The cash  used to  purchase  software licenses  was $0.2  million in 2006 and $0.1  million in both 2005 and 2004.  We continually  evaluate  potential  software  licenses and we may continue to make similar investments if we find opportunities that would benefit our business.

      Net cash  provided  by  financing  activities  was $0.4  million  in 2006,
$24,385  in 2005,  and $1.8  million  in 2004.  We  received  proceeds  from the exercise of stock options of $2.5 million in 2006, $1.9 million in 2005 and $2.0 million in 2004. We made payments of $2.1 million in 2006,  $1.9 million in 2005 and $0.3 million in 2004 to acquire treasury stock.

      The Company's only significant commitments relate to its operating leases.
The Company has an operating  lease  covering its primary  office  facility that expires in February, 2012. The Company also has several operating leases related to offices in foreign  countries.  The  expiration  dates for these leases range from 2007 through  2012.  The  following is a schedule of future  minimum  lease payments for all operating leases as of December 31, 2006:

Year ending december 31

2007.............................................................     $1,875,673
2008.............................................................      1,372,384
2009.............................................................      1,365,163
2010.............................................................      1,331,877
2011.............................................................      1,367,538
Thereafter.......................................................        708,120
                                                                      ----------
                                                                      $8,020,755
                                                                      ==========

      We  believe  that our  current  balance  of  cash,  cash  equivalents  and
marketable  securities,   and  expected  cash  flows  from  operations  will  be
sufficient to meet our cash requirements for at least the next twelve months.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR
DEFINED  BENEFIT PENSION AND OTHER  POSTRETIREMENT  PLANS - an amendment of FASB
Statements  No. 87, 88, 106 and 132(R)  ("SFAS  158").  SFAS 158  requires  that employers recognize the funded status of their defined benefit pension and other postretirement  plans on their  consolidated  balance  sheet and  recognize as a component  of other  comprehensive  income,  net of tax, the gains or losses and prior  service  costs or  credits  that  arise  during  the  period  but are not recognized  as  components  of net  periodic  benefit  cost.  SFAS No.  158 also requires  additional  disclosures  in the  notes to  financial  statements.  The
Company  adopted SFAS No. 158,  effective  December  31,  2006,  and recorded an adjustment to accumulated other comprehensive income.

      In September  2006, the FASB issued SFAS No. 157, FAIR VALUE  MEASUREMENTS
("SFAS 157"),  which  defines fair value,  establishes a framework for measuring fair value and expands the related disclosure requirements. Adoption is required as of the  beginning  of the first  fiscal year that begins  after  November 15,
2007. SFAS No. 157 applies under other accounting pronouncements that require or permit  fair  value  measurements  and  does  not  require  any new  fair  value measurements. Management is evaluating the impact the adoption of this statement will have on the Company's consolidated financial statements.

      In September 2006, the SEC issued Staff  Accounting  Bulletin  ("SAB") No.
108,  CONSIDERING  THE  EFFECTS OF PRIOR  YEAR  MISSTATEMENTS  WHEN  QUANTIFYING
MISSTATEMENTS  IN CURRENT YEAR FINANCIAL  STATEMENTS  ("SAB No. 108") to provide guidance  on the  consideration  of the effects of prior year  misstatements  in quantifying  current  year  misstatements  for  the  purpose  of  a  materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the  current  year  income  statement,  as well as the  cumulative effect of correcting such  misstatements that existed in prior years existing in the current year's ending balance sheet. The Company adopted SAB No. 108 for the year  ended  December  31,  2006 with no impact  to the  Company's  consolidated financial statements.

      In June  2006,  the  FASB  issued  FASB  Interpretation  No.  ("FIN")  48,
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - an  Interpretation of SFAS No. 109,
which clarifies the accounting for uncertainty in income taxes recognized in the financial  statements in  accordance  with SFAS No. 109,  ACCOUNTING  FOR INCOME
TAXES. FIN 48 prescribes a recognition  threshold and measurement  attribute for the financial  statement  recognition and measurement of a tax position taken or expected  to be  taken  in a tax  return.  Any  change  in  the  net  assets  or liabilities recognized as a result of adopting the provisions of FIN 48 would be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective  for the  Company  as of  January 1,  2007.  Management  is  currently evaluating the impact, if any, the adoption of FIN 48 will have on the Company's consolidated financial statements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS. Our return on our investments in cash, cash equivalents and marketable securities which aggregated to $41.0 million as of December 31, 2006, is subject to interest  rate risks.  We  regularly  assess  these risks and have established  policies  and  business  practices to manage the market risk of our marketable securities.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

                                                                            Page

Reports of Independent Registered Public Accounting Firm .................... 37

Consolidated Balance Sheets as of December 31, 2006 and 2005 ................ 39

Consolidated Statements of Operations for the years ended
  December 31, 2006, 2005 and 2004 .......................................... 40

Consolidated Statements of Stockholders' Equity and Comprehensive
  Income (Loss) for the years Ended December 31, 2006, 2005 and 2004 ........ 41

Consolidated Statements of Cash Flows for the years ended
  December 31, 2006, 2005 and 2004 .......................................... 42

Notes to Consolidated Financial Statements................................... 43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have  audited the  accompanying  consolidated  balance  sheets of  FalconStor
Software,  Inc.  and  subsidiaries  as of December  31,  2006 and 2005,  and the
related  consolidated   statements  of  operations,   stockholders'  equity  and
comprehensive  income  (loss),  and  cash  flows  for  each of the  years in the
three-year  period  ended  December  31,  2006.  These  consolidated   financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly, in all material respects, the financial position of FalconStor Software,
Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the  three-year  period ended December 31, 2006, in conformity with U.S. generally  accepted  accounting principles.

As discussed  in Notes 1 (k) and 8 to the  accompanying  consolidated  financial statements,  the Company adopted Statement of Financial Accounting Standards No.
123 (Revised 2004), "SHARED-BASED PAYMENT", as of January 1, 2006.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United  States),  the  effectiveness  of FalconStor
Software,  Inc.'s internal  control over financial  reporting as of December 31,
2006, based on criteria  established in INTERNAL CONTROL - INTEGRATED  FRAMEWORK issued by the Committee of Sponsoring  Organizations of the Treadway  Commission
(COSO), and our report,  dated March 14, 2007,  expressed an unqualified opinion on management's  assessment of, and the effective operation of, internal control over financial reporting.

                                                                    /s/ KPMG LLP

Melville, New York
March 14, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We  have  audited   management's   assessment,   included  in  the  accompanying
Management's  Report  on  Internal  Control  Over  Financial   Reporting,   that
FalconStor  Software,  Inc. and subsidiaries (the Company) maintained  effective internal  control over  financial  reporting  as of December 31, 2006,  based on criteria  established in INTERNAL  CONTROL--INTEGRATED  FRAMEWORK  issued by the
Committee of Sponsoring  Organizations of the Treadway  Commission  (COSO).  The
Company's  management is responsible for maintaining  effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's  assessment  and an opinion on the  effectiveness  of the Company's internal control over financial reporting based on our audit.

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

A company's  internal control over financial  reporting is a process designed to provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial  reporting  includes those policies and procedures that (i) pertain to the  maintenance  of records that, in reasonable  detail,  accurately and fairly reflect the  transactions  and  dispositions of the assets of the company;  (ii)
provide  reasonable  assurance  that  transactions  are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles,  and that receipts and  expenditures  of the company are being made only in accordance with authorizations of management and directors of the company;  and (iii) provide  reasonable  assurance  regarding  prevention or timely  detection  of  unauthorized  acquisition,  use,  or  disposition  of the company's assets that could have a material effect on the financial statements.

Because of its inherent  limitations,  internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate  because of changes in  conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion,  management's  assessment that the Company maintained  effective internal  control over  financial  reporting as of December 31, 2006,  is fairly stated,  in all material  respects,  based on criteria  established  in INTERNAL
CONTROL--INTEGRATED  FRAMEWORK issued by COSO. Also, in our opinion, the Company maintained, in all material respects,  effective internal control over financial reporting  as of December 31, 2006,  based on criteria  established  in INTERNAL
CONTROL--INTEGRATED FRAMEWORK issued by COSO.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting  Oversight Board (United States),  the consolidated balance sheets of the Company as of  December  31,  2006 and 2005,  and the  related  consolidated statements of operations,  stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31,
2006, and our report,  dated March 14, 2007, expressed an unqualified opinion on those consolidated financial statements. As discussed in our report, dated March
14,  2007,  the  Company  adopted  the  provisions  of  Statement  of  Financial
Accounting  Standards  No. 123 (Revised  2004),  "SHARED-BASED  PAYMENT",  as of
January 1, 2006.

                                                                    /s/ KPMG LLP

Melville, New York
March 14, 2007

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                            DECEMBER 31,
                                                                                                      2006                 2005
                                                                                                  ------------         ------------
                                    Assets

Current assets:
  Cash and cash equivalents ..............................................................        $ 15,605,329         $ 18,796,973
  Marketable securities ..................................................................          25,354,259           17,833,683
  Accounts receivable, net of allowances of $6,016,298 and
    $3,846,882, respectively .............................................................          24,134,257           15,187,408
  Prepaid expenses and other current assets ..............................................           1,244,937              911,715
                                                                                                  ------------         ------------

      Total current assets ...............................................................          66,338,782           52,729,779

Property and equipment, net of accumulated depreciation of
  $10,221,780 and $7,150,762, respectively ...............................................           5,960,317            5,277,609
Goodwill .................................................................................           3,512,796            3,512,796
Other intangible assets, net .............................................................             407,316              216,864
Other assets, net ........................................................................           2,011,433            2,236,725
                                                                                                  ------------         ------------

    Total assets .........................................................................        $ 78,230,644         $ 63,973,773
                                                                                                  ============         ============

                      Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable .......................................................................        $  1,432,510         $  1,152,228
  Accrued expenses .......................................................................           6,505,536            4,446,559
  Deferred revenue .......................................................................          11,466,552            7,401,018
                                                                                                  ------------         ------------

    Total current liabilities ............................................................          19,404,598           12,999,805

Other long-term liabilities ..............................................................             137,317               75,653
Deferred revenue .........................................................................           3,645,482            2,240,208
                                                                                                  ------------         ------------
    Total liabilities ....................................................................          23,187,397           15,315,666
                                                                                                  ------------         ------------

Commitments and Contingencies

Stockholders' equity:
  Preferred stock - $.001 par value, 2,000,000 shares authorized, none issued ............                  --                   --
    Common stock - $.001 par value, 100,000,000 shares authorized,
      49,085,539 and 48,441,614 shares issued, respectively and 48,220,339
      and 47,892,014 shares outstanding, respectively.....................................              49,086               48,442
  Additional paid-in capital .............................................................          99,282,308           87,342,747
  Accumulated deficit ....................................................................         (38,033,857)         (34,659,329)
  Common stock held in treasury, at cost (865,200 and 549,600 shares,
   respectively)..........................................................................          (5,780,163)          (3,632,930)
  Accumulated other comprehensive loss, net ..............................................            (474,127)            (440,823)
                                                                                                  ------------         ------------

      Total stockholders' equity .........................................................          55,043,247           48,658,107
                                                                                                  ------------         ------------
      Total liabilities and stockholders' equity .........................................        $ 78,230,644         $ 63,973,773
                                                                                                  ============         ============

          See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Years Ended December 31,

                                                                              2006                   2005                  2004
                                                                          ---------------------------------------------------------
Revenues:
  Software license revenue .....................................          $ 38,317,352           $ 29,544,467          $ 21,487,866
  Maintenance revenue ..........................................            12,475,342              7,593,804             4,442,724
  Software services and other revenue ..........................             4,273,334              3,825,832             2,778,088
                                                                          ------------           ------------          ------------
                                                                            55,066,028             40,964,103            28,708,678
                                                                          ------------           ------------          ------------

Operating expenses:
  Amortization of purchased and capitalized
    software ...................................................               362,159                781,500             1,393,908
  Cost of maintenance, software services
    and other revenue ..........................................             9,048,354              6,114,112             4,150,309
  Software development costs ...................................            20,021,899             12,039,488             9,050,092
  Selling and marketing ........................................            23,712,488             16,109,440            14,277,167
  General and administrative ...................................             5,828,150              4,212,769             5,108,516
  Litigation settlement ........................................               799,317                     --             1,300,000
                                                                          ------------           ------------          ------------
                                                                            59,772,367             39,257,309            35,279,992
                                                                          ------------           ------------          ------------
      Operating income (loss) ..................................            (4,706,339)             1,706,794            (6,571,314)
                                                                          ------------           ------------          ------------

Interest and other income, net .................................             1,650,284                705,063               714,412
                                                                          ------------           ------------          ------------

      Income (loss) before income taxes ........................            (3,056,055)             2,411,857            (5,856,902)

Provision for income taxes .....................................               318,473                118,750                31,945
                                                                          ------------           ------------          ------------

      Net income (loss) ........................................          $ (3,374,528)          $  2,293,107          $ (5,888,847)
                                                                          ------------           ------------          ------------

Basic net income (loss) per share ..............................              $ (0.07)                 $ 0.05              $ (0.13)
                                                                          ============           ============          ============

Diluted net income (loss) per share ............................              $ (0.07)                 $ 0.05              $ (0.13)
                                                                          ============           ============          ============

Basic weighted average common shares
  outstanding ..................................................            48,044,946             47,662,446            46,967,422
                                                                          ============           ============          ============

Diluted weighted average common shares
  outstanding ..................................................            48,044,946             50,776,396            46,967,422
                                                                          ============           ============          ============

          See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

                                                                              Additional           Deferred
                                                            Common              paid-in             compen-            Accumulated
                                                            stock               capital             sation               deficit
                                                         ------------        ------------         ------------         ------------
Balance, December 31, 2003                               $     46,745        $ 83,277,981         $     (7,969)        $(31,063,589)

Issuance of stock options to
  non-employees                                                    --              87,023                   --                   --

Exercise of stock options                                       1,024           2,035,736                   --                   --

Amortization of deferred
  compensation                                                     --                  --                7,969                   --

Net loss                                                           --                  --                   --           (5,888,847)

Acquisition of treasury stock                                      --                  --                   --                   --

Change in unrealized losses on
  marketable securities, net                                       --                  --                   --                   --

Foreign currency translation
  adjustment                                                       --                  --                   --                   --
                                                         ------------        ------------         ------------         ------------

Balance, December 31, 2004                               $     47,769        $ 85,400,740         $         --         $(36,952,436)

Issuance of stock options to
  non-employees                                                    --             (32,860)                  --                   --

Exercise of stock options, including
  tax benefit                                                     673           1,974,867                   --                   --

Net income                                                         --                  --                   --            2,293,107

Acquisition of treasury stock                                      --                  --                   --                   --

Change in unrealized losses on
  marketable securities, net                                       --                  --                   --                   --

Foreign currency translation
  adjustment                                                       --                  --                   --                   --
                                                         ------------        ------------         ------------         ------------

Balance, December 31, 2005                               $     48,442        $ 87,342,747         $         --         $(34,659,329)

Exercise of stock options, including
  tax benefit                                                     644           2,546,407                   --                   --

Issuance of stock options to
  non-employees                                                    --              17,914                   --                   --

Share-based compensation                                           --           9,375,240                   --                   --

Net loss                                                           --                  --                   --           (3,374,528)

Acquisition of treasury stock                                      --                  --                   --                   --

Adjustment to initially apply SFAS
  No. 158, net of tax (Note 11)                                    --                  --                   --                   --

Change in unrealized losses on
  marketable securities, net                                       --                  --                   --                   --

Foreign currency translation
  adjustment                                                       --                  --                   --                   --
                                                         ------------        ------------         ------------         ------------

Balance, December 31, 2006                               $     49,086        $ 99,282,308         $         --         $(38,033,857)
                                                         ------------        ------------         ------------         ------------

                                                                             Accumulated
                                                                                other
                                                                                compre-
                                                                                hensive              Total                Compre-
                                                           Treasury             income            stockholders'           hensive
                                                             stock              (loss)               equity            income (loss)
                                                         ------------        ------------         ------------         ------------
Balance, December 31, 2003                               $ (1,435,130)       $   (262,489)        $ 50,555,549

Issuance of stock options to
  non-employees                                                    --                  --               87,023                   --

Exercise of stock options                                          --                  --            2,036,760                   --

Amortization of deferred
  compensation                                                     --                  --                7,969                   --

Net loss                                                           --                  --           (5,888,847)          (5,888,847)

Acquisition of treasury stock                                (279,645)                 --             (279,645)                  --

Change in unrealized losses on
  marketable securities, net                                       --            (148,849)            (148,849)            (148,849)

Foreign currency translation
  adjustment                                                       --              (6,010)              (6,010)              (6,010)
                                                         ------------        ------------         ------------         ------------

Balance, December 31, 2004                               $ (1,714,775)       $   (417,348)        $ 46,363,950         $ (6,043,706)
                                                                                                                       ============

Issuance of stock options to
  non-employees                                                    --                  --              (32,860)                  --

Exercise of stock options, including
  tax benefit                                                      --                  --            1,975,540                   --

Net income                                                         --                  --            2,293,107            2,293,107

Acquisition of treasury stock                              (1,918,155)                 --           (1,918,155)                  --

Change in unrealized losses on
  marketable securities, net                                       --             218,523              218,523              218,523

Foreign currency translation
  adjustment                                                       --            (241,998)            (241,998)            (241,998)
                                                         ------------        ------------         ------------         ------------

Balance, December 31, 2005                               $ (3,632,930)       $   (440,823)        $ 48,658,107         $  2,269,632
                                                                                                                       ============

Exercise of stock options, including
  tax benefit                                                      --                  --            2,547,051                   --

Issuance of stock options to
  non-employees                                                    --                  --               17,914                   --

Share-based compensation                                           --                  --            9,375,240

Net loss                                                           --                  --           (3,374,528)          (3,374,528)

Acquisition of treasury stock                              (2,147,233)                 --           (2,147,233)                  --

Adjustment to initially apply SFAS
  No. 158, net of tax (Note 11)                                    --             (87,482)             (87,482)                  --

Change in unrealized losses on
  marketable securities, net                                       --              25,800               25,800               25,800

Foreign currency translation
  adjustment                                                       --              28,378               28,378               28,378
                                                         ------------        ------------         ------------         ------------

Balance, December 31, 2006                               $ (5,780,163)       $   (474,127)        $ 55,043,247         $ (3,320,350)
                                                         ------------        ------------         ------------         ------------

          See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Years Ended December 31,

                                                                               2006                  2005                  2004
                                                                           --------------------------------------------------------
Cash flows from operating activities:
  Net income (loss) ..............................................         $ (3,374,528)         $  2,293,107          $ (5,888,847)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization ..............................            3,581,451             3,505,562             3,656,212
      Share-based payment employee compensation...................            9,375,240                    --                 7,969
      Non-cash professional services expenses ....................               17,914               (32,860)               87,023
      Realized loss on marketable securities .....................               28,854               270,026                17,795
      Realized gain on sale of cost method
        investment ...............................................               (3,112)                   --                    --
      Realized gain on sale of warrants ..........................              (38,378)                   --                    --
      Tax benefit from stock option exercise .....................              (45,895)               33,000                    --
      Provision for returns and doubtful accounts ................            4,765,148             4,340,102             3,296,275
    Changes in operating assets and liabilities:
      Accounts receivable ........................................          (13,704,152)           (9,274,971)           (6,456,175)
      Prepaid expenses and other current assets ..................             (326,695)             (291,693)              636,208
      Other assets ...............................................              122,098               (50,401)             (251,038)
      Accounts payable ...........................................              254,211               354,471               259,128
      Accrued expenses and other liabilities .....................            2,018,002             1,104,416               791,498
      Deferred revenue ...........................................            5,492,625             4,234,918             2,789,987
                                                                           ------------          ------------          ------------

        Net cash provided by (used in) operating
          activities .............................................            8,162,783             6,485,677            (1,053,965)
                                                                           ------------          ------------          ------------

Cash flows from investing activities:
  Purchase of marketable securities ..............................          (78,776,443)          (61,264,424)          (33,897,295)
  Sale of marketable securities ..................................           71,252,813            61,867,854            43,441,277
  Sale of cost method investment .................................               96,755                    --                    --
  Purchase of cost method investment .............................             (198,117)                   --                    --
  Purchase of warrants ...........................................             (635,000)                   --                    --
  Sale of warrants ...............................................              673,378                    --                    --
  Purchase of property and equipment .............................           (3,693,756)           (3,161,383)           (2,842,792)
  Purchase of software licenses ..................................             (173,431)             (108,000)              (50,000)
  Purchase of intangible assets ..................................             (373,229)             (126,241)             (131,392)
  Net cash paid for acquisition of IP Metrics ....................                   --                    --              (214,009)
  Security deposits ..............................................               (2,062)                   --                (4,500)
                                                                           ------------          ------------          ------------

    Net cash (used in) provided by investing
      activities .................................................          (11,829,092)           (2,792,194)            6,301,289
                                                                           ------------          ------------          ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options ........................            2,501,156             1,942,540             2,036,760
  Payments to acquire treasury stock .............................           (2,147,233)           (1,918,155)             (279,645)
  Tax benefit from stock option exercise .........................               45,895                    --                    --
                                                                           ------------          ------------          ------------

    Net cash provided by financing activities ....................              399,818                24,385             1,757,115
                                                                           ------------          ------------          ------------

Effect of exchange rate changes ..................................               74,847              (405,468)               (6,010)
                                                                           ------------          ------------          ------------

Net increase (decrease) in cash and cash equivalents..............           (3,191,644)            3,312,400             6,998,429

Cash and cash equivalents, beginning of year .....................           18,796,973            15,484,573             8,486,144
                                                                           ------------          ------------          ------------

Cash and cash equivalents, end of year ...........................         $ 15,605,329          $ 18,796,973          $ 15,484,573
                                                                           ============          ============          ============

Cash paid for income taxes .......................................         $     79,501          $     21,583          $     24,554
                                                                           ============          ============          ============

      The Company did not pay any  interest  for the three years ended  December
31, 2006.

          See accompanying notes to consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

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

(C) USE OF ESTIMATES

      The  preparation  of financial  statements  in conformity  with  generally accepted  accounting  principles  requires  management  to  make  estimates  and assumptions  that  affect the  reported  amounts of assets and  liabilities  and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. The Company's  significant  estimates include those related to
revenue  recognition,   accounts  receivable  allowances,   share-based  payment
compensation  and deferred income taxes.  Actual results could differ from those estimates.

(D) CASH EQUIVALENTS AND MARKETABLE SECURITIES

      The Company  considers  all highly liquid  investments  with a maturity of three months or less when purchased to be cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$11.0  million and $12.4  million at December  31, 2006 and 2005,  respectively.
Marketable  securities  at December 31, 2006 and 2005  amounted to $25.4 million and $17.8 million,  respectively,  and consisted of corporate bonds,  government securities and  certificate  of deposits,  which are classified as available for sale, and accordingly,  unrealized gains and losses on marketable securities are
reflected  as  a  component  of   accumulated   other   comprehensive   loss  in
stockholders' equity.

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

      For the years ended  December 31, 2006 and 2005, the Company had a limited number of transactions in which it purchased  hardware and bundled this hardware with the Company's software and sold the bundled solution to its customer. Since the software is not essential for the functionality of the equipment included in the Company's bundled  solutions,  and both the hardware and software have stand alone value to the customer,  a portion of the contractual fees is recognized as revenue when the software or hardware is  delivered  based on the relative  fair value of the delivered element(s).

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

(G) GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill  represents  the excess of the purchase  price over the estimated fair value of net  tangible  and  identifiable  intangible  assets  acquired  in
business  combinations.   Consistent  with  Statement  of  Financial  Accounting
Standards  ("SFAS") 142, GOODWILL AND OTHER INTANGIBLE  ASSETS, the Company does not  amortize  goodwill,  but has  instead  tested the  balance  for  impairment annually on December 31st of each year, and more frequently if events or changes in circumstances indicate that goodwill may be impaired. Identifiable intangible assets are amortized over a three-year  period using the  straight-line  method.
Amortization  expense was  $182,777,  $216,997 and  $220,712 for 2006,  2005 and
2004,  respectively.  The gross carrying amount and accumulated  amortization of other  intangible  assets as of December  31, 2006 and  December 31, 2005 are as
follows:

                                                   December 31,     December 31,
                                                      2006             2005
                                                   -----------      -----------

Customer relationships and purchased technology:

Gross carrying amount                              $   216,850      $   216,850
Accumulated amortization                              (216,850)        (216,850)
                                                   -----------      -----------
  Net carrying amount                              $        --      $        --
                                                   ===========      ===========
Patents:
Gross carrying amount                              $ 1,023,093      $   649,864
Accumulated amortization                              (615,777)        (433,000)
                                                   -----------      -----------
  Net carrying amount                              $   407,316      $   216,864
                                                   ===========      ===========

(H) SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE TECHNOLOGY

      Costs  associated  with  the  development  of new  software  products  and enhancements  to existing  software  products  are  expensed  as incurred  until technological  feasibility  of the  product has been  established.  Based on the
Company's product development process,  technological feasibility is established upon completion of a working model.  The Company did not capitalize any software development costs until its initial product reached technological feasibility at the end of March 2001. The Company  previously  capitalized  $94,570 of software development  costs which were fully  amortized as of the first  quarter of 2004.

Amortization  of  software  development  costs is  recorded  at the  greater  of straight  line over three  years or the ratio of current  revenue of the related products to total current and anticipated future revenue of these products.

      Purchased software technology of $183,578 and $372,306, net of accumulated amortization  of $5,008,853 and  $4,646,694,  is included in other assets in the balance  sheets as of December 31, 2006 and  December  31,  2005,  respectively.
Amortization  expense was $362,159,  $781,500 and $1,386,027 for the years ended
December  31,  2006,  2005 and 2004,  respectively.  Amortization  of  purchased software  technology  is recorded at the greater of the straight line basis over the products estimated  remaining life or the ratio of current period revenue of the related  products to total current and  anticipated  future revenue of these products.

      As of December 31,  2006,  amortization  expense on existing  identifiable intangible assets and purchased software technology will be $295,433,  $223,482, and $71,979 for the years ended December 31, 2007, 2008 and 2009,  respectively.
Such assets will be fully amortized at December 31, 2009.

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

(J) LONG-LIVED ASSETS

      The Company reviews its long-lived  assets for impairment  whenever events or changes in  circumstances  indicate that the carrying amount of the asset may not be recoverable.  If the sum of the expected future cash flows,  undiscounted and  without  interest  is less  than  the  carrying  amount  of the  asset,  an impairment  loss is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

(K) SHARE-BASED PAYMENTS

      Effective January 1, 2006, the Company adopted the provisions of Statement of  Financial  Accounting  Standards  No. 123 (R) (Revised  2004),  "SHARE-BASED
PAYMENT" (SFAS No. 123(R)), which establishes the accounting for transactions in which an entity  exchanges its equity  instruments for goods or services.  Under the provisions of SFAS No. 123(R),  share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense  over the  requisite  employee  service  period  (generally  the vesting period).  The Company  adopted SFAS No.  123(R)  using the modified  prospective method  and,  as a  result,  periods  prior to  January  1,  2006  have not been restated.  The adoption of this pronouncement resulted in increased compensation expense of $9.4 million,  which caused net income to decrease by the same amount or $0.20 per share for the year ended  December 31, 2006,  as well as cash flows from financing activities  increasing by $45,895 while cash flows from operating activities  decreased  by the same amount for the year ended  December 31, 2006.
Prior to the adoption of SFAS No. 123 (R), the Company accounted for stock-based compensation using the intrinsic-value  based method under Accounting Principles
Board (APB)  Opinion  No. 25,  ACCOUNTING  FOR STOCK  ISSUED TO  EMPLOYEES,  and
related interpretations,  and provided applicable pro-forma disclosures required
by  Statement  of  Financial   Accounting  Standards  No.  123,  ACCOUNTING  FOR
STOCK-BASED  COMPENSATION.  Accordingly,  prior to 2006,  the  Company  recorded employee  stock-based  compensation  expense only if, on the date of grant,  the market price of the underlying  stock on the date of grant exceeded the exercise price.

(L) FINANCIAL INSTRUMENTS

      As of  December  31,  2006  and  2005,  the fair  value  of the  Company's financial instruments including cash and cash equivalents,  accounts receivable, accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

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

(N) EARNINGS PER SHARE (EPS)

      Basic EPS is computed  based on the weighted  average  number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to net losses for the years ended  December 31, 2006 and 2004, all common stock  equivalents  for these  periods were excluded from diluted net loss per share.  As of December 31, 2006,  2005 and 2004,  potentially  dilutive common stock  equivalents  included  11,060,975,  10,200,908 and 8,973,358 stock options and shares of restricted stock outstanding, respectively. As of December
31, 2006,  2005 and 2004,  potentially  dilutive common stock  equivalents  also included 750,000 warrants outstanding.

      The  following   represents  a   reconciliation   of  the  numerators  and
denominators of the basic and diluted earnings per share ("EPS") computation:

                                              Year Ended December 31, 2006                    Year Ended December 31, 2005
                                        Net Income        Shares         Per Share        Net Income        Shares        Per Share
                                       (Numerator)     (Denominator)      Amount         (Numerator)    (Denominator)      Amount
                                       ------------      ----------     -----------      -----------      ----------     -----------
Basic EPS                              $(3,374,528)      48,044,946     $     (0.07)     $ 2,293,107      47,662,446     $      0.05
                                                                        ===========                                      ===========
Effect of dilutive securities:
Stock Options and Restricted Stock                               --                                        3,113,950
                                       -----------      -----------     -----------      -----------     -----------     -----------
Diluted EPS                            $(3,374,528)      48,044,946     $     (0.07)     $ 2,293,107      50,776,396     $      0.05
                                       ===========      ===========     ===========      ===========     ===========     ===========

                                               Year Ended December 31, 2004
                                        Net Income       Shares      Per Share
                                       (Numerator)    (Denominator)    Amount
                                       -----------     ----------   -----------
Basic EPS                              $(5,888,847)    46,967,422   $     (0.13)
                                                                    ===========
Effect of dilutive securities:
Stock Options and Restricted Stock                             --
                                       -----------    -----------   -----------
Diluted EPS                            $(5,888,847)    46,967,422   $     (0.13)
                                       ===========    ===========   ===========

(O) COMPREHENSIVE INCOME (LOSS)

      Comprehensive  income (loss)  includes the  Company's  net income  (loss), foreign  currency  translation  adjustments and unrealized  losses on marketable securities,  net of tax.  Components of accumulated other  comprehensive  income
(loss) were  comprised  of foreign  currency  translation  adjustment  losses of
$363,163 and $391,540 as of December 31, 2006 and 2005, respectively, unrealized losses  on  marketable  securities  of  $23,482  and  $49,283,  net of tax as of
December 31, 2006 and 2005, respectively and unrecognized pension adjustments of
$87,482, net of tax as of December 31, 2006.

(P) NEW ACCOUNTING PRONOUNCEMENTS

      In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR
DEFINED  BENEFIT PENSION AND OTHER  POSTRETIREMENT  PLANS - an amendment of FASB
Statements  No. 87, 88, 106 and 132(R)  ("SFAS  158").  SFAS 158  requires  that employers recognize the funded status of their defined benefit pension and other postretirement  plans on their  consolidated  balance  sheet and  recognize as a component  of other  comprehensive  income,  net of tax, the gains or losses and prior  service  costs or  credits  that  arise  during  the  period  but are not recognized  as  components  of net  periodic  benefit  cost.  SFAS No.  158 also requires  additional  disclosures  in the  notes to  financial  statements.  The
Company  adopted  SFAS No. 158,  effective  December  31,  2006,  and recorded a
$87,482 adjustment to other comprehensive income.

      In September  2006, the FASB issued SFAS No. 157, FAIR VALUE  MEASUREMENTS
("SFAS 157"),  which  defines fair value,  establishes a framework for measuring fair value and expands the related disclosure requirements. Adoption is required as of the  beginning  of the first  fiscal year that begins  after  November 15,
2007. SFAS No. 157 applies under other accounting pronouncements that require or permit  fair  value  measurements  and  does  not  require  any new  fair  value measurements. Management is evaluating the impact the adoption of this statement will have on the Company's consolidated financial statements.

      In September 2006, the SEC issued Staff  Accounting  Bulletin  ("SAB") No.
108,  CONSIDERING  THE  EFFECTS OF PRIOR  YEAR  MISSTATEMENTS  WHEN  QUANTIFYING
MISSTATEMENTS  IN CURRENT YEAR FINANCIAL  STATEMENTS  ("SAB No. 108") to provide guidance  on the  consideration  of the effects of prior year  misstatements  in quantifying  current  year  misstatements  for  the  purpose  of  a  materiality assessment. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the  current  year  income  statement,  as well as the  cumulative effect of correcting such  misstatements that existed in prior years existing in the current year's ending balance sheet. The Company adopted SAB No. 108 for the year  ended  December  31,  2006 with no impact  to the  Company's  consolidated financial statements.

      In June  2006,  the  FASB  issued  FASB  Interpretation  No.  ("FIN")  48,
ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES - an  Interpretation of SFAS No. 109,
which clarifies the accounting for uncertainty in income taxes recognized in the financial  statements in  accordance  with SFAS No. 109,  ACCOUNTING  FOR INCOME
TAXES. FIN 48 prescribes a recognition  threshold and measurement  attribute for the financial  statement  recognition and measurement of a tax position taken or expected  to be  taken  in a tax  return.  Any  change  in  the  net  assets  or liabilities recognized as a result of adopting the provisions of FIN 48 would be recorded as an adjustment to the opening balance of retained earnings. FIN 48 is effective  for the  Company  as of  January 1,  2007.  Management  is  currently evaluating the impact, if any, the adoption of FIN 48 will have on the Company's consolidated financial statements.

(Q) RECLASSIFICATIONS

      Certain  reclassifications  have  been made to prior  years'  consolidated financial statement presentations to conform to the current year's presentation.

(2) ACQUISITION

      On July  3,  2002,  FalconStor  AC,  Inc.,  a  newly  formed  wholly-owned subsidiary  of the  Company,  acquired  all of the  common  stock of IP  Metrics
Software,  Inc. ("IP Metrics"),  a provider of intelligent trunking software for mission-critical  networks,  for $2,432,419 in cash plus payments  contingent on the level of revenues  from IP Metrics'  products  and  services for a period of twenty-four  months. The acquisition was accounted for under the purchase method and the results of IP Metrics are  included  with those of the Company  from the date of  acquisition.  As of  December  31,  2004,  the Company  made  aggregate contingent  acquisition  payments  totaling  $501,139  related to the sale of IP
Metrics'  products  and  services.  In 2006,  the Company  recorded a litigation settlement  expense of $0.8  million  relating to a  contingent  purchase  price dispute with two former shareholders of IP Metrics.

(3) PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                               December 31,        December 31,
                                                   2006                2005
                                               --------------------------------
Computer hardware and software                 $ 14,845,319        $ 11,410,607

Furniture and equipment                             511,184             501,861

Leasehold improvements                              812,586             502,895

Automobile                                           13,008              13,008
                                               ------------        ------------
                                                 16,182,097          12,428,371

Less accumulated depreciation                   (10,221,780)         (7,150,762)
                                               ------------        ------------
                                               $  5,960,317        $  5,277,609
                                               ============        ============

      Depreciation expense was $3,071,018,  $2,452,737,  and $2,041,592 in 2006,
2005, and 2004, respectively.

(4) MARKETABLE SECURITIES

      The Company's investments consist of available-for-sale  securities, which are  carried at fair  value,  with  unrealized  gains and losses  reported  as a separate  component of  stockholders'  equity.  Unrealized  gains and losses are computed on the specific  identification method. Realized gains, realized losses and  declines  in value  judged  to be  other-than-temporary,  are  included  in interest and other income, net. The cost of  available-for-sale  securities sold are based on the specific  identification method and interest earned is included in interest and other income.

      The cost and fair values of the  Company's  available-for-sale  marketable securities as of December 31, 2006, are as follows:

                            Aggregate         Cost        Unrealized      Unrealized
                           Fair Value        Basis          Gains          Losses
                           -----------    -----------    -----------    -----------
Auction rate securities    $10,900,000    $10,900,000    $        --    $        --

Government securities       12,956,804     12,978,952             --         22,148

Corporate bonds                997,455        998,789             --          1,334

Certificate of deposit         500,000        500,000             --             --
                           -----------    -----------    -----------    -----------
                           $25,354,259    $25,377,741    $        --    $    23,482
                           ===========    ===========    ===========    ===========

      As of  December  31,  2006  there  are  two  corporate  bonds  and  twelve government  securities  that are in an unrealized  loss  position.  Based on the
credit  ratings  of  these   securities  and  the  timing  of  their  respective
maturities,  there is no reason to believe the Company will be unable to collect all  amounts  due  according  to the  contractual  terms  of  these  securities.
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
                           ===========    ===========    ===========    ===========

      The  cost  basis  and  fair  value  of  available-for-sale  securities  by contractual maturity as of December 31, 2006, were as follows:

                                                                        Fair
                                                     Cost               Value
                                                  -----------        -----------
Due within one year                               $23,328,950        $23,308,021
Due between one and two years                       2,048,791          2,046,238
                                                  -----------        -----------
                                                  $25,377,741        $25,354,259
                                                  ===========        ===========

(5) ACCRUED EXPENSES

      Accrued expenses are comprised of the following:

                                                    December 31,    December 31,

                                                        2006            2005
                                                    ----------------------------
Accrued compensation                                $  2,267,222    $  1,517,115

Accrued consulting and professional fees                 606,702         598,674

Accrued marketing and promotion                          220,419         229,675

Other accrued expenses                                 1,052,536       1,245,873

Accrued income taxes                                     247,376          24,000

Accrued other taxes                                      256,989         295,119

Accrued litigation settlement fee                      1,100,000              --

Accrued hardware purchases                               314,101          38,946

Accrued and deferred rent                                440,191         497,157
                                                    ------------    ------------
                                                    $  6,505,536    $  4,446,559
                                                    ============    ============

6) INCOME TAXES

      The provision  for income taxes for the years ended  December 31, 2006 and
2005 is comprised  of Federal  Alternative  Minimum Tax,  state income taxes and foreign income taxes. The tax effects of temporary differences that give rise to the Company's deferred tax assets (liabilities) as of December 31, 2006 and 2005 are as follows:

                                                                  2006             2005
                                                              ------------     ------------
U.S. Federal net operating loss carryforwards (FalconStor)    $  7,420,767     $ 11,123,022
U.S. Federal net operating loss carryforwards (NPI)             31,711,302       31,711,302
Foreign net operating loss carryforwards                         1,484,416          941,369
State net operating loss carryforwards                             722,234        1,065,636
Start-up costs not currently deductible for taxes                       --           90,100
Depreciation                                                       (37,943)        (358,207)
Compensation                                                       375,922          348,562
Tax credit carryforwards                                         2,421,810        1,866,248
Alternative minimum tax carryforward                               222,684           23,007
Deferred revenue                                                 1,056,016          650,555
Capital loss carryforward                                          850,134          847,901
Lease abandonment charge                                            34,369           77,327
Allowance for receivables                                        2,258,062        1,440,036
Patent                                                             189,889           99,194
Other                                                                8,065           11,636
Share-based payment compensation                                 1,529,144               --
                                                              ------------     ------------
                                                                50,246,871       49,937,688
  Valuation allowance                                          (50,246,871)     (49,937,688)
                                                              ------------     ------------
                                                              $         --     $         --
                                                              ============     ============

      The  difference  between the  provision  for income taxes  computed at the
Federal  statutory rate and the reported  amount of tax expense  attributable to income (loss) before  income taxes for the years ended  December 31, 2006,  2005 and 2004, are as follows:

                                       49

                                                                    2006            2005            2004
                                                                -----------     -----------     -----------
Tax at Federal statutory rate                                   $(1,066,688)    $   820,031     $(1,991,300)
Increase (reduction) in income taxes resulting from:
    State and local taxes, net of Federal income tax benefit         62,711         885,733         809,345
    Non-deductible expenses                                         355,144         302,207          47,600
    Compensation                                                         --              --           2,700
    Share-based payment compensation                              1,170,364              --              --
    Foreign tax credit                                                   --              --          (6,100)
    Net effect of foreign operations                                 36,279         128,150         164,800
    Research and development credit                                (568,520)       (433,013)       (360,100)
    AMT tax                                                         199,677          23,007              --
    Change in valuation allowance                                   129,506      (1,607,365)      1,365,000
                                                                -----------     -----------     -----------
                                                                $   318,473     $   118,750     $    31,945
                                                                ===========     ===========     ===========

                                                  2006        2005        2004
                                                --------    --------    --------
Federal                                         $239,411    $ 55,887    $     --
State and local                                   22,862       1,113          --
Foreign                                           56,200      61,750      31,945
                                                --------    --------    --------
                                                $318,473    $118,750    $ 31,945
                                                ========    ========    ========

      Income  (loss)  before  provision  for  income  taxes for the years  ended
December 31, 2006, 2005 and 2004 are as follows:

                                      2006             2005             2004
                                  -----------      -----------      -----------
Domestic income (loss)            $(1,599,446)     $ 4,390,212      $(5,465,902)
Foreign loss                       (1,456,609)      (1,978,355)        (391,000)
                                  -----------      -----------      -----------
                                  $(3,056,055)     $ 2,411,857      $(5,856,902)
                                  ===========      ===========      ===========

      As of December 31, 2006,  the Company had U.S.  Federal net operating loss carryforwards of approximately  $21,825,800 which expire from 2020 through 2025.
In August  2001,  the  Company  was a party to a  reverse  merger  with  Network
Peripherals,  Inc. ("NPI").  As of the date of the merger,  NPI had U.S. Federal net  operating  loss  carryforwards  of  $93,268,500  that  start to  expire  in
December,  2012.  As of December 31, 2006,  the Company had state net  operating loss  carryforwards of approximately  $13,657,200 which expire from 2007 through
2025.  As of December  31,  2006,  the Company  had foreign net  operating  loss carryforwards  of approximately  $4,719,700.  At December 31, 2006 and 2005, the
Company  established a valuation  allowance to reduce its deferred tax assets to an amount that is  more-likely-than-not  realizable  due to the Company's  prior history of pre-tax  losses and  uncertainty  about the timing of and  ability to generate  taxable  income in the future.  Due to the  Company's  various  equity transactions,  which resulted in a change of control, the utilization of certain tax loss  carryforwards  is subject to annual  limitations  imposed by  Internal
Revenue Code Section 382. NPI experienced  such an ownership  change as a result of the merger.  As such, the Company's  ability to use its NOL  carryforwards to offset taxable income in the future may be significantly limited.

      If the  entire  deferred  tax asset  were  realized,  $4,631,900  would be allocated to paid-in-capital  with the remainder reducing income tax expense. Of the amount allocable to paid-in-capital, $2,340,600 relates to the tax effect of the  deductions  for  payments of  liabilities  of  discontinued  operations  in connection  with the reverse  merger and the remainder of $2,291,300  relates to the tax effects of excess compensation deductions from exercises of employee and consultant  stock  options.  In  determining  the  period in which  related  tax benefits are realized for book purposes,  excess share-based  payment deductions and deduction from discontinued  operations included in net operating losses are realized after regular net operating losses are exhausted.

(7) STOCKHOLDERS' EQUITY

      In September, 2003 the Company entered into a worldwide OEM agreement with a major technology company (the "OEM"), and granted the OEM warrants to purchase
750,000 shares of the Company's common stock with an exercise price of $6.18 per share.  A  portion  of the  warrants  may vest  annually  subject  to the  OEM's achievement  of pre-defined  and mutually  agreed upon sales  objectives  over a three-year  period  beginning  June 1,  2004.  If the OEM  generates  cumulative revenues to the Company in the mid-eight  figure dollar range from reselling the
Company's products then all the warrants granted will vest. Any warrants that do not vest by the end of the  three-year  period  will  expire.  If and when it is probable that all or a portion of the warrants will vest, the then fair value of the warrants  earned will be recorded as a reduction  of revenue.  Subsequently, each quarter the Company will apply variable accounting to adjust such amount to reflect the fair value of the  warrants  until they vest.  Through  December 31,
2006,  the Company had not generated any revenues from this OEM and  accordingly no warrants had vested.

(8) SHARE-BASED PAYMENT ARRANGEMENTS

      As of May 1, 2000, the Company adopted the FalconStor Software,  Inc. 2000
Stock  Option  Plan (the  "2000  Plan").  The 2000 Plan is  administered  by the
Compensation  Committee of the Board of Directors and, as amended,  provides for the grant of options to purchase up to 14,162,296 shares of Company common stock to employees,  consultants and non-employee directors.  Options may be incentive
("ISO") or non-qualified.  ISOs granted must have exercise prices at least equal to the fair value of the common  stock on the date of grant,  and have terms not greater than ten years,  except those to an employee who owns stock with greater than 10% of the voting  power of all classes of stock of the  Company,  in which case  they  must have an  option  price at least  110% of the fair  value of the stock, and expire no later than five years from the date of grant. Non-qualified options  granted must have exercise  prices not less than eighty  percent of the fair value of the common stock on the date of grant,  and have terms not greater than ten years.  All options  granted under the 2000 Plan must be granted before
May 1, 2010.

      The Company  granted  options to purchase an aggregate of 50,000 shares of common stock to certain  non-employee  consultants in exchange for  professional services  during 2002.  The aggregate  fair value of these options as determined using the fair value  method is  expensed  over the  periods  the  services  are provided.  The related expense amounted to $32,860 and $87,023 in 2005 and 2004, respectively. These services were completed as of December 31, 2005.

      On May 14, 2004, the Company  adopted the FalconStor  Software,  Inc. 2004
Outside  Directors  Stock  Option  Plan  (the  "2004  Plan").  The 2004  Plan is
administered  by the  Compensation  Committee  of the  Board  of  Directors  and
provides for the granting of options to non-employee directors of the Company to purchase up to 300,000  shares of Company common stock.  Exercise  prices of the options  must be equal to the fair market  value of the common stock on the date of grant. Options granted have terms of ten years. All options granted under the
2004 Plan must be granted within three years of the adoption of the 2004 Plan.

      On May 17, 2006, the Company  adopted the FalconStor  Software,  Inc. 2006
Incentive  Stock Plan (the "2006 Plan").  The 2006 Plan is  administered  by the
Compensation  Committee of the Board of Directors  and provides for the grant of incentive and nonqualified  stock options,  and restricted  stock, to employees, officers, consultants and advisors of the Company. A maximum of 1,500,000 of the authorized  but  unissued or treasury  shares of the common stock of the Company may be issued upon the grant of restricted stock or upon the exercise of options granted under the 2006 Plan. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of not greater than ten years.  All options and shares of restricted stock granted under the 2006 Plan must be granted  within ten years of the adoption of the 2006 Plan.

      A summary of the Company's stock option activity for 2006 is as follows:

                                                                                                          Weighted
                                                                                           Weighted       Average
                                                                                           Average        Remaining      Aggregate
                                                                         Number of        Exercise       Contractual     Intrinsic
                                                                          Options           Price        Life (Years)      Value
                                                                       ------------     ------------    ------------    ------------
Options Outstanding at December 31, 2005                                 10,062,745     $       5.29
                                                                       ============     ============
Granted                                                                   2,086,150     $       7.26
Exercised                                                                  (643,925)    $       3.88
Canceled                                                                   (668,995)    $       7.45
                                                                       ------------     ------------

Options Outstanding at December 31, 2006                                 10,835,975     $       5.62            6.55    $ 33,360,990
                                                                       ============     ============    ============    ============

Options Exercisable at December 31, 2006                                  7,530,233     $       4.89            5.62    $ 28,695,438
                                                                       ============     ============    ============    ============

Options Expected to Vest at December 31, 2006                             3,001,271     $       7.25            8.72    $  4,199,665
                                                                       ------------     ------------    ------------    ------------

      Stock option  exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the years ended December 31,
2006, 2005 and 2004 was $2,501,156, $1,942,540 and $2,031,903, respectively. The total intrinsic value of stock options  exercised during the year ended December
31, 2006, was $2,697,850.

      The Company realized  share-based  payment  compensation for awards issued under the  Company's  stock  option  plans in the  following  line  items in the consolidated statement of operations:

                                                                    Year Ended
                                                                    December 31,
                                                                        2006
                                                                     ----------
Cost of maintenance software services and other revenue              $1,342,970
Software development costs                                            4,331,902
Selling and marketing                                                 2,803,585
General and administrative                                              914,697
                                                                     ----------
                                                                     $9,393,154
                                                                     ==========

      The Company  recognized  $45,895 of tax  benefits  related to  share-based payment compensation during the year ended December 31, 2006.

      In 2006,  the Company  granted  options to purchase an aggregate of 25,000 shares of common  stock to certain  non-employee  consultants  in  exchange  for professional  services.  The aggregate fair value of these options as determined using the  Black-Scholes  method,  $161,230 as of December  31,  2006,  is being expensed  over the periods  the  services  are  provided.  The  related  expense amounted to $17,914 during the year ended December 31, 2006.

      In 2006,  the Company  granted  225,000  shares of restricted  stock at an average fair value per share at date of grant of $7.06 per share.  There were no restricted  shares issued or outstanding as of December 31, 2005. As of December
31, 2006 no restricted shares have been vested or forfeited.

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

      Had the  compensation  cost of the  Company's  share-based  payments  been determined in  accordance  with SFAS No. 123, the Company's pro forma net income and net income per share for the years  ended  December  31, 2005 and 2004 would have been:

                                                                  Year Ended       Year Ended
                                                                  December 30,     December 31,
                                                                     2005             2004
                                                                 ------------     ------------
Net Income (loss) as reported                                    $  2,293,107     $ (5,888,847)
Add share-based payment compensation expense
included  in reported net income (loss), net of tax              $         --     $      7,969

Deduct total share-based payment compensation
expense determined under fair-value-based method,
net of tax                                                       $ (8,565,701)    $ (8,268,471)
                                                                 ------------     ------------

Net loss - pro forma                                             $ (6,272,594)    $(14,149,349)
                                                                 ============     ============
Basic and diluted net income (loss) per common
share-as  reported
                                                                 $       0.05     $      (0.13)

Basic and diluted net loss per common share-pro forma            $      (0.13)    $      (0.30)

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
123(R),  the Company  valued graded vesting awards based on the entire award for purposes of pro forma  disclosure.  The Company has elected to continue  valuing awards with graded vesting,  based on the value of the entire award. The Company allocates the fair value of all awards on a straight-line basis over the vesting period.  Cumulative  compensation  expense  recognized at any date will at least equal the grant date fair value of the vested portion of the award at that time.

      The Company  estimates the fair value of  share-based  payments  using the
Black-Scholes  option  pricing model.  The Company  believes that this valuation technique and the approach  utilized to develop the underlying  assumptions  are appropriate in estimating the fair value of the Company's  share-based  payments granted during the year ended December 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

      The per share weighted average fair value of share-based  payments granted during the years ended  December  31, 2006,  2005 and 2004 was $4.32,  $4.52 and
$6.55,  respectively.  In addition to the  exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of share-based  payment grants in the respective periods are listed in the table below:

                                                 Year ended December 31,
                                              2006         2005          2004
                                              ----         ----          ----
Expected dividend yield                           0%            0%            0%
Expected volatility                         57 - 60%      61 - 65%    166 - 176%
Risk-free interest rate                   4.4 - 5.1%    3.7 - 4.6%          3.5%
Expected term (years)                             6             6             5
Discount for post-vesting                       N/A           N/A           N/A
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

      The Company  estimates  expected  volatility based primarily on historical daily  volatility of the Company's stock and other factors,  if applicable.  The risk-free  interest rate is based on the United States  treasury  yield curve in effect at the time of grant.  The  expected  option  term is the number of years that the Company  estimates that options will be outstanding  prior to exercise.
The expected  term of the awards issued after  December 31, 2005 was  determined using  the  "simplified  method"  prescribed  in SEC Staff  Accounting  Bulletin
("SAB") No. 107.

      As of December  31, 2006,  there was  approximately  $11,433,934  of total unrecognized  compensation  cost related to the Company's  unvested  options and restricted  shares  granted under the Company's  stock plans.  The  unrecognized compensation cost is expected to be recognized over a weighted-average period of
2.23 years.

      As of December 31, 2006, the Company has 12,605,548 shares of common stock reserved  for  issuance  upon the  exercise  of options,  restricted  shares and warrants.

(9) LITIGATION SETTLEMENT CHARGES

      In January  2007,  we  resolved  claims  brought  against us by two former shareholders of IP Metrics, Inc. ("IP Metrics"). When we purchased IP Metrics in
July 2002, part of the contractual consideration was payments to be made in 2003 and 2004 to the  former IP  Metrics  shareholders  based on sales of IP  Metrics products,  and/or  payments  to be  made if  certain  events  occurred.  We made payments to all four  former  shareholders  in 2003 and 2004.  Two of the former shareholders alleged that they were entitled to additional payments based on the alleged  occurrence  of certain  contingent  events  and they  brought an action against us. This action was resolved in January,  2007 without any  admission of liability,  by the  payment  of an  additional  $0.8  million  to the two former shareholders.  This amount was recorded as an  operating  expense as of December
31, 2006. All claims in the lawsuit have now been dismissed.

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

(10) COMMITMENTS AND CONTINGENCIES

      The Company has an operating  lease covering its primary  office  facility that expires in February,  2012. The Company also has several  operating  leases related to offices in foreign  countries.  The expiration dates for these leases range from 2007 through  2012.  The  following  is a schedule of future  minimum lease payments for all operating leases as of December 31, 2006:

Year Ending December 31,

2007..............................................................    $1,875,673
2008..............................................................     1,372,384
2009..............................................................     1,365,163
2010..............................................................     1,331,877
2011..............................................................     1,367,538
Thereafter........................................................       708,120
                                                                      ----------
                                                                      $8,020,755
                                                                      ==========

      These leases  require the Company to pay its  proportionate  share of real estate taxes and other common charges.  Total rent expense for operating  leases was  $1,945,991,  $1,461,051,  and  $1,103,008  for the years ended December 31,
2006, 2005 and 2004, respectively.

      The Company  typically  provides its  customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in  accordance  with SFAS No. 5,  ACCOUNTING  FOR  CONTINGENCIES.  To date,  the
Company has not incurred any costs related to warranty obligations.

      Under the terms of substantially  all of its software license  agreements, the  Company has agreed to  indemnify  its  customers  for all costs and damages arising  from claims  against  such  customers  based on,  among  other  things, allegations  that the Company's  software  infringes the  intellectual  property rights of a third party. In most cases,  in the event of an infringement  claim, the  Company  retains the right to (i)  procure  for the  customer  the right to continue  using the  software;  (ii) replace or modify the software to eliminate the infringement  while providing  substantially  equivalent  functionality;  or
(iii) if  neither  (i) nor (ii) can be  reasonably  achieved,  the  Company  may terminate the license agreement and refund to the customer a pro-rata portion of the  license  fee  paid to the  Company.  Such  indemnification  provisions  are accounted  for in  accordance  with SFAS No. 5.  Except for the  alleged  patent infringement  claim discussed in note 9, through  December 31, 2006,  there have not been any claims under such indemnification provisions.

      The Company is subject to various legal  proceedings and claims,  asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted  with  certainty,  the Company  believes that such  matters  will not have a  material  adverse  effect on its  financial
condition  or   liquidity.   The  Company   expenses   legal  costs  related  to
contingencies when incurred.

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

      On December 1, 2005,  the Company  adopted the 2005  FalconStor  Software,
Inc., Key Executive Severance  Protection Plan ("Severance  Plan").  Pursuant to
the Severance Plan, the Company's Chief Financial  Officer and certain other key executives are entitled to receive certain contingent benefits,  as set forth in the Severance Plan, including lump sum payments and acceleration of stock option vesting, each in certain circumstances.

(11) EMPLOYEE BENEFIT PLANS

DEFINED CONTRIBUTION PLAN

      Effective  July 2002,  the Company  established  a  voluntary  savings and defined  contribution  plan (the "Plan")  under  Section  401(k) of the Internal
Revenue Code. This Plan covers all U.S.  employees  meeting certain  eligibility requirements  and allows  participants  to  contribute a portion of their annual compensation.  Employees  are 100%  vested in their own  contributions.  For the years  ended  December  31,  2006,  2005 and 2004,  the Company did not make any contributions to the Plan.

DEFINED BENEFIT PLAN

      The Company has a defined  benefit plan covering  employees in Taiwan.  On
December 31, 2006, the Company adopted the provisions of FASB statement No. 158,
EMPLOYERS'  ACCOUNTING  FOR DEFINED  BENEFIT  PENSION  AND OTHER  POSTRETIREMENT
PLANS,  AN AMENDMENT OF FASB  STATEMENTS  NO. 87, 88, 106, AND 132(R) ("SFAS No.
158"),  which required the Company to recognize the funded status of its defined benefit  plan in the  accompanying  consolidated  balance  sheet at December 31,
2006,  with the  corresponding  adjustment to  accumulated  other  comprehensive income,  net of tax.  Therefore,  as a result of adopting the provisions of SFAS
No. 158, the Company  increased  other  non-current  liabilities and accumulated other comprehensive income by $87,482 as of December 31, 2006. The adjustment to
accumulated  other  comprehensive   income  upon  adoption  represents  the  net
unrecognized  actuarial losses,  which were previously netted against the funded status  in the  Company's  consolidated  balance  sheet in  accordance  with the provision of SFAS No. 87. These amounts will be recognized  subsequently  as net periodic  pension  cost.  Actuarial  gains and losses  that arise in  subsequent periods and are not recognized as net periodic  pension cost in the same periods will be  recognized  as a component  of other  comprehensive  income and will be recognized  subsequently as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other  comprehensive  income upon adoption of SFAS No. 158.

      Included in accumulated other  comprehensive loss at December 31, 2006 are the  following  amounts,  net of tax,  that have not yet been  recognized in net periodic  pension  cost:  unrecognized  transition  obligation  of $63,120,  and
unrecognized   actuarial  losses  of  $24,362.  The  transition  obligation  and actuarial loss included in accumulated other  comprehensive loss and expected to be recognized in net periodic pension cost for the year ended December 31, 2007, is $5,260 and $740, respectively.

Pension information for the year ended December 31, 2006 is as follows:

Accumulated benefit obligation                                          $108,418
                                                                        ========

Changes in projected benefit obligation:
    Projected benefit obligation at beginning of year                    120,457
    Interest cost                                                          4,216
    Actuarial (gain)/loss                                                 31,320
    Benefits paid                                                             --
    Service cost                                                           1,129
                                                                        --------
    Projected benefit obligation at end of year                         $157,122
                                                                        ========

Changes in plan assets:
    Fair value of plan assets at beginning of year                         5,780
    Actual return on plan assets                                              28
    Benefits paid                                                             --
    Employer contributions                                                13,763
                                                                        --------
    Fair value of plan assets at end of year                            $ 19,571
                                                                        ========

Funded status                                                           $137,551
                                                                        ========

Components of net periodic pension cost:
    Interest cost                                                       $  4,253
    Expected return on plan assets                                           204
    Amortization of net loss                                               5,306
    Service cost                                                           1,139
                                                                        --------
    Net periodic pension cost                                           $ 10,902
                                                                        ========

      The company makes  contributions to the plan so that minimum  contribution requirements, as determined by government regulations, are met. The Company does not  anticipate  a  contribution  to this  plan in  2007.  Benefit  payments  of approximately $58,000 are expected to be paid in 2012 through 2016.

(12) STOCK REPURCHASE PROGRAM

      On October 25,  2001,  the Company  announced  that its Board of Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding  common stock. The repurchases may be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management based on market conditions.  During the year ended December 31, 2006, the  Company  purchased  315,600  shares  of its  common  stock  in open  market purchases for a total cost of  $2,147,233.  As of December 31, 2006, the Company had repurchased a total of 865,200 shares for $5,780,163.

(13) SEGMENT REPORTING AND CONCENTRATIONS

      The Company is  organized  in a single  operating  segment for purposes of making operating decisions and assessing  performance.  Revenues from the United
States to  customers  in the  following  geographical  areas for the years ended
December 31, 2006,  2005 and 2004,  and the location of long-lived  assets as of
December 31, 2006, 2005 and 2004, are summarized as follows:

                                                            2006           2005           2004
                                                        -----------------------------------------
Revenues:

United States                                           $37,461,247    $28,300,822    $18,140,465

Asia                                                      8,352,382      6,535,128      5,821,902

Other international                                       9,252,399      6,128,153      4,746,311
                                                        -----------    -----------    -----------
  Total Revenues                                        $55,066,028    $40,964,103    $28,708,678
                                                        ===========    ===========    ===========

Long-lived assets (includes all non-current assets):

United States                                           $10,113,633    $ 9,716,031    $ 9,929,214

Asia                                                      1,498,534      1,320,865        950,387

Other international                                         279,695        207,098        322,544
                                                        -----------    -----------    -----------
  Total long-lived assets                               $11,891,862    $11,243,994    $11,202,145
                                                        ===========    ===========    ===========

      For the year ended  December 31, 2006,  the Company had one customer  that accounted for a total of 27% of revenues.  For the year ended December 31, 2005, the Company had two  customers  that  together  accounted  for a total of 31% of revenues.  For the year ended  December 31,  2004,  the Company had one customer that accounted for 16% of revenues. As of December 31, 2006, the Company had two customers with accounts  receivable  balances  greater than 5% of gross accounts receivable,  which in the aggregate were 30% of the accounts receivable balance.
As of December 31, 2005, the Company had two customers with accounts  receivable balances  greater than 5% of gross accounts  receivable,  which in the aggregate were 28% of the accounts receivable balance.

(14)  VALUATION  AND  QUALIFYING  ACCOUNTS - ALLOWANCE  FOR RETURNS AND DOUBTFUL
ACCOUNTS

                         Balance at                                            Balance at
                        Beginning of    Additions charged                        End of
  Period ended             Period          To Expense        Deductions          Period
-----------------        ----------        ----------        ----------        ----------
December 31, 2006        $3,846,882        $4,765,148        $2,595,732        $6,016,298
December 31, 2005        $2,551,616        $4,340,102        $3,044,836        $3,846,882
December 31, 2004        $1,837,934        $3,296,275        $2,582,593        $2,551,616

(15) QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following is a summary of selected  quarterly  financial  data for the years ended December 31, 2006 and 2005:

                                                     Fiscal Quarter

                                First            Second           Third           Fourth
------------------------    ------------     ------------     ------------     ------------
2006

Revenue                     $  9,208,320     $ 12,668,227     $ 12,966,111     $ 20,223,370
                            ============     ============     ============     ============
Net income (loss)           $ (3,636,886)    $ (1,304,795)    $ (1,258,371)    $  2,825,524
                            ============     ============     ============     ============
Basic net income
   (loss) per share         $      (0.08)    $      (0.03)    $      (0.03)    $       0.06
                            ============     ============     ============     ============
Diluted net income
  (loss) per share          $      (0.08)    $      (0.03)    $      (0.03)    $       0.06
                            ============     ============     ============     ============
Basic weighted average
   common shares
    outstanding               48,006,309       48,047,291       47,990,558       48,134,809
                            ============     ============     ============     ============
Diluted weighted average
   common shares
    outstanding               48,006,309       48,047,291       47,990,558       50,370,514
                            ============     ============     ============     ============
2005

Revenue                     $  8,392,036     $  9,495,587     $ 10,056,665     $ 13,019,815
                            ============     ============     ============     ============
Net income (loss) (a)       $   (133,829)    $    288,105     $    482,879     $  1,655,952
                            ============     ============     ============     ============
Basic net income
   (loss) per share         $      (0.00)    $       0.01     $       0.01     $       0.03
                            ============     ============     ============     ============
Diluted net income
  (loss) per share          $      (0.00)    $       0.01     $       0.01     $       0.03
                            ============     ============     ============     ============
Basic weighted average
   common shares
    outstanding               47,528,874       47,594,072       47,720,496       47,802,694
                            ============     ============     ============     ============
Diluted weighted average
   common shares
    outstanding               47,528,874       50,623,983       50,531,012       50,958,553
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

ITEM 9A.  CONTROLS AND PROCEDURES

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

          The  Company's  management  has  assessed  the  effectiveness  of  the
          Company's internal control over financial reporting as of December 31,
          2006,  using  the  COSO  framework.   The  Company's   management  has
          determined  that  the  Company's   internal   control  over  financial
          reporting is effective as of that date.

          KPMG LLP, the registered  public  accounting firm that has audited the
          Company's  consolidated  financial statements included in this report, has issued their attestation report on management's  assessment of the
          Company's internal control over financial reporting, which is included herein.

ITEM 9B.  OTHER INFORMATION

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information   called  for  by  Part  III,   Item  10,   regarding  the
          Registrant's  directors  will  be  included  in  our  Proxy  Statement relating to our annual meeting of stockholders scheduled to be held in
          May 2007, and is  incorporated  herein by reference.  The  information appears  in the  Proxy  Statement  under  the  captions  "Election  of
          Directors",  "Management",  "Executive Compensation",  "Section 16 (a)
          Beneficial  Ownership  Reporting  Compliance",  and "Committees of the
          Board of Directors." The Proxy Statement will be filed within 120 days of December 31, 2006, our year-end.

ITEM 11.  EXECUTIVE COMPENSATION

          Information  called for by Part III,  Item 11, will be included in our
          Proxy  Statement  relating  to  our  annual  meeting  of  stockholders scheduled  to be held  in May  2007,  and is  incorporated  herein  by reference.  The  information  appears in the Proxy Statement under the
          captions   "Executive    Compensation",    "Director    Compensation",
          "Compensation   Committee   Interlocks  and  Insider   Participation",
          Compensation  Committee  Report"  and  "Committees  of  the  Board  of
          Directors."  The  Proxy  Statement  will be filed  within  120 days of
          December 31, 2006, our year-end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information  regarding Securities Authorized for Issuance Under Equity
          Compensation Plans is included in Item 5 and is incorporated herein by reference. All other information called for by Part III, Item 12, will be included in our Proxy  Statement  relating to our annual meeting of stockholders  scheduled  to be held in May 2007,  and is  incorporated herein by reference.  The  information  appears in the Proxy Statement
          under  the  caption  "Beneficial   Ownership  of  Shares."  The  Proxy
          Statement  will be filed  within 120 days of December  31,  2006,  our year-end.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information  regarding our relationships and related transactions will be included in our Proxy  Statement  relating to our annual meeting of stockholders  scheduled to be held in May 2007, and is incorporated by reference.  The  information  appears in the Proxy Statement under the caption "Certain  Relationships and Related  Transactions."  The Proxy
          Statement  will be filed  within 120 days of December  31,  2006,  our year-end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Information  called for by Part III,  Item 14, will be included in our
          Proxy  Statement  relating  to  our  annual  meeting  of  stockholders scheduled  to be held  in May  2007,  and is  incorporated  herein  by reference.  The  information  appears in the Proxy Statement under the caption "Principal  Accountant Fees and Services." The Proxy Statement
          will be filed within 120 days of December 31, 2006, our year-end.

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

            4.6   2006 Incentive Stock Plan incorporated  herein by reference to
                  Exhibit 99.1 to the  Company's  quarterly  report on Form 10-Q for the quarter ended June 30, 2006, filed on August 8, 2006.

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

            10.3  Amended  and  Restated  FalconStor  Software,  Inc.,  2005 Key
                  Executive  Severance  Protection Plan,  incorporated herein by reference to Exhibit  10.3 to  Registrant's  annual  report on
                  Form 10-K for the year ended December 31, 2005, filed on March
                  15, 2006.

            21.1  Subsidiaries of Registrant - FalconStor,  Inc., FalconStor AC,
                  Inc., FalconStor Software (Korea), Inc.

            23.1  *Consent of KPMG LLP

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

FALCONSTOR SOFTWARE, INC.

By: /S/ REIJANE HUAI                                        Date: March 14, 2007
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

By: /S/ Reijane Huai                                   March 14, 2007
    ---------------------------------------------      -------------------------
    Reijane Huai, President, Chief Executive           Date
    Officer and Chairman of the Board
    (Principal Executive Officer)

By: /S/ James Weber                                    March 14, 2007
    -------------------------------------------        -------------------------
    James Weber, Chief Financial Officer,              Date
    Vice President and Treasurer
    (Principal Financial Officer and
    Principal Accounting Officer)

By: /S/ Steven L. Bock                                 March 14, 2007
    -------------------------------------------        -------------------------
    Steven L. Bock, Director                           Date

By: /S/ Patrick B. Carney                              March 14, 2007
    -------------------------------------------        -------------------------
    Patrick B. Carney, Director                        Date

By: /S/ Lawrence S. Dolin                              March 14, 2007
    -------------------------------------------        -------------------------
    Lawrence S. Dolin, Director                        Date

By: /S/ Steven R. Fischer                              March 14, 2007
    -------------------------------------------        -------------------------
    Steven R. Fischer, Director                        Date

By: /S/ Alan W. Kaufman                                March 14, 2007
    -------------------------------------------        -------------------------
    Alan W. Kaufman, Director                          Date

