Form 10-Q
period 2007-03-31
FALCONSTOR SOFTWARE INC
filed 2007-05-10
CIK 922521

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the quarterly period ended              MARCH 31, 2007
                                     -------------------------------------------

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                    to
                                     ------------------    ------------------

                         COMMISSION FILE NUMBER 0-23970

                            FALCONSTOR SOFTWARE, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         77-0216135
(State of Incorporation)                    (I.R.S. Employer Identification No.)

         2 HUNTINGTON QUADRANGLE
           MELVILLE, NEW YORK                              11747
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

      The number of shares of Common  Stock issued and  outstanding  as of April
25, 2007 was  50,099,066  and  49,233,866  , which  includes  redeemable  common shares.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                            Page

PART I.    Financial Information                                              3

Item 1.    Condensed Consolidated Financial Statements                        3

           Condensed Consolidated Balance Sheets at March 31, 2007
               (unaudited) and December 31, 2006                              3

           Unaudited Condensed Consolidated Statements of Operations
               for the three months ended March 31, 2007 and 2006             4

           Unaudited Condensed Consolidated Statements of Cash Flows
               for the three months ended March 31, 2007 and 2006             5

           Notes to the Unaudited Condensed Consolidated
               Financial Statements                                           6

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     15

Item 3.    Qualitative and Quantitative Disclosures about Market Risk        21

Item 4.    Controls and Procedures                                           22

PART II.   Other Information                                                 22

Item 1.    Legal Proceedings                                                 22

Item 1A.   Risk Factors                                                      22

Item 5.    Other Information                                                 24

Item 6.    Exhibits                                                          25

PART I.    FINANCIAL INFORMATION
ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31, 2007  December 31, 2006
                                                          ---------------- -----------------
                        ASSETS                              (unaudited)
Current assets:
  Cash and cash equivalents ............................   $  20,613,005    $  15,605,329
  Marketable securities ................................      31,672,638       25,354,259
  Accounts receivable, net of allowances of $7,240,375
    and $6,016,298, respectively .......................      19,568,956       24,134,257
  Prepaid expenses and other current assets ............       1,435,385        1,244,937
                                                           -------------    -------------

      Total current assets .............................      73,289,984       66,338,782

Property and equipment, net of accumulated depreciation
  of $11,022,889 and $10,221,780, respectively .........       6,197,554        5,960,317
Goodwill ...............................................       3,512,796        3,512,796
Other intangible assets, net ...........................         404,587          407,316
Other assets ...........................................       1,936,471        2,011,433
                                                           -------------    -------------

      Total assets .....................................   $  85,341,392    $  78,230,644
                                                           =============    =============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .....................................   $   1,404,441    $   1,432,510
  Accrued expenses .....................................       5,258,556        6,505,536
  Deferred revenue .....................................      13,715,851       11,466,552
                                                           -------------    -------------

      Total current liabilities ........................      20,378,848       19,404,598

Other long-term liabilities ............................         137,317          137,317
Deferred revenue .......................................       4,035,984        3,645,482
                                                           -------------    -------------

      Total liabilities ................................      24,552,149       23,187,397

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock - $.001 par value,
    2,000,000 shares authorized ........................            --               --
  Common stock - $.001 par value, 100,000,000 shares
    authorized, 50,083,892 and 49,085,539 shares
    issued, respectively and 49,218,692 and
    48,220,339 shares outstanding, respectively ........          50,084           49,086
  Additional paid-in capital ...........................     105,599,197       99,282,308
  Accumulated deficit ..................................     (38,588,432)     (38,033,857)
  Common stock held in treasury, at cost (865,200
    shares at both March 31, 2007 and December 31, 2006)      (5,780,163)      (5,780,163)
  Accumulated other comprehensive loss, net ............        (491,443)        (474,127)
                                                           -------------    -------------

      Total stockholders' equity .......................      60,789,243       55,043,247
                                                           -------------    -------------
      Total liabilities and stockholders' equity .......   $  85,341,392    $  78,230,644
                                                           =============    =============

See accompanying notes to unaudited condensed consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended March 31,
                                                   -----------------------------
                                                       2007            2006
                                                   -------------   -------------

Revenues:
Software license revenue .......................   $ 10,437,505    $  5,676,689
Maintenance revenue ............................      4,333,539       2,591,003
Software services and other revenue ............      1,569,634         940,628
                                                   ------------    ------------
                                                     16,340,678       9,208,320
                                                   ------------    ------------
Operating expenses:
  Amortization of purchased and capitalized
    software ...................................         25,536         151,722
  Cost of maintenance, software services and
    other revenue ..............................      2,744,288       1,984,597
  Software development costs ...................      5,516,185       4,607,103
  Selling and marketing ........................      6,968,751       4,904,005
  General and administrative ...................      1,937,780       1,321,294
                                                   ------------    ------------
                                                     17,192,540      12,968,721
                                                   ------------    ------------
     Operating  loss ...........................       (851,862)     (3,760,401)
                                                   ------------    ------------

Interest and other income, net .................        499,371         286,651
                                                   ------------    ------------

     Loss before income taxes ..................       (352,491)     (3,473,750)
                                                   ------------    ------------

Provision for income taxes .....................        202,084         163,136
                                                   ------------    ------------

     Net  loss .................................   $   (554,575)   $ (3,636,886)
                                                   ============    ============

Basic and diluted net loss per share ...........   $      (0.01)   $      (0.08)
                                                   ============    ============

Weighted average basic and diluted shares
  outstanding ..................................     48,594,410      48,006,309
                                                   ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Three Months Ended March 31,
                                                    -----------------------------
                                                        2007            2006
                                                    -------------   -------------

Cash flows from operating activities:
  Net loss ......................................   $   (554,575)   $ (3,636,886)
    Adjustments to reconcile net loss to net
      cash provided by (used in) operating
      activities:
      Depreciation and amortization .............        878,940         925,207
      Share-based payment compensation ..........      2,190,085       2,264,520
      Loss on marketable securities .............           --            28,855
      Provision for returns and doubtful
        accounts ..............................        1,192,345         812,887
   Changes in operating assets and liabilities:
      Accounts receivable .......................      3,375,343       4,476,931
      Prepaid expenses and other current assets .       (191,391)        (16,290)
      Other assets ..............................         45,278          80,767
      Accounts payable ..........................        (30,299)       (205,787)
      Accrued expenses ..........................     (1,251,837)       (441,292)
      Deferred revenue ..........................      2,638,305         449,484
                                                    ------------    ------------

      Net cash provided by operating activities .      8,292,194       4,738,396
                                                    ------------    ------------

Cash flows from investing activities:
  Sale of marketable securities .................     20,545,870      14,733,241
  Purchase of marketable securities .............    (26,840,353)    (15,745,007)
  Purchase of property and equipment ............     (1,039,456)       (774,704)
  Purchase of software licenses..................           --          (168,000)
  Purchase of intangible assets .................        (51,626)        (87,990)
                                                    ------------    ------------

      Net cash used in investing activities .....     (7,385,565)     (2,042,460)
                                                    ------------    ------------

Cash flows from financing activities:
  Proceeds from exercise of stock options .......      4,127,801         796,115
                                                    ------------    ------------

      Net cash provided by financing activities .      4,127,801         796,115
                                                    ------------    ------------

Effect of exchange rate changes on cash and
  cash equivalents ..............................        (26,754)        (12,355)
                                                    ------------    ------------

Net increase in cash and cash equivalents .......      5,007,676       3,479,696

Cash and cash equivalents, beginning of period ..     15,605,329      18,796,973
                                                    ------------    ------------

Cash and cash equivalents, end of period ........   $ 20,613,005    $ 22,276,669
                                                    ============    ============

Cash paid for income taxes ......................   $    241,311    $     25,000
                                                    ============    ============

The Company did not pay any  interest  for the three months ended March 31, 2007 and 2006.

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

(c)   USE OF ESTIMATES

      The  preparation  of financial  statements  in conformity  with  generally accepted  accounting  principles  requires  management  to  make  estimates  and assumptions  that  affect the  reported  amounts of assets and  liabilities  and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. The Company's  significant  estimates include those related to revenue recognition,  accounts receivable allowances,  deferred income taxes and accounting for  share-based  compensation  expense.  Actual results could differ from those estimates.

(d)   UNAUDITED INTERIM FINANCIAL INFORMATION

      The unaudited interim condensed  consolidated  financial statements of the
Company as of March 31, 2007,  and for the three months ended March 31, 2007 and
2006, included herein have been prepared,  without audit,  pursuant to the rules and  regulations  of the  Securities and Exchange  Commission  ("SEC").  Certain
information  and note  disclosures  normally  included in  financial  statements prepared in accordance  with  accounting  principles  generally  accepted in the
United States of America have been  condensed or omitted  pursuant to such rules and regulations relating to interim financial statements.

      In the opinion of management, the accompanying unaudited interim condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the  Company at March 31,  2007,  and the results of its  operations  for the three months  ended March 31, 2007 and 2006.  The results of  operations  of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

(e)   CASH EQUIVALENTS AND MARKETABLE SECURITIES

      The Company considers all highly liquid investments with maturity of three months  or  less  when  purchased  to be  cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$11.6  million  and $11.0  million  at March 31,  2007 and  December  31,  2006, respectively.  Marketable  securities  at March 31, 2007 and  December  31, 2006 amounted to $31.7  million and $25.4  million,  respectively,  and  consisted of corporate bonds and government securities, which are classified as available for sale, and accordingly,  unrealized gains and losses on marketable securities are
reflected  as  a  component  of   accumulated   other   comprehensive   loss  in
stockholders' equity.

(f)   REVENUE RECOGNITION

      The Company  recognizes  revenue from software licenses in accordance with
Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION,  as amended by
SOP 98-4 and SOP 98-9, and related  interpretations to determine the recognition of revenue.  Accordingly,  revenue for  software  licenses  is  recognized  when persuasive  evidence of an arrangement exists, the fee is fixed and determinable and the software is delivered  and  collection  of the  resulting  receivable is deemed  probable.  Software  delivered  to a  customer  on a trial  basis is not recognized as revenue until a permanent key code is delivered to the customer.

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

      Revenues associated with software  implementation and software engineering services are recognized as the services are completed.  Costs of providing these services  are  included  in cost of  maintenance,  software  services  and other revenue.

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

      The Company has  transactions  in which it purchases  hardware and bundles this hardware with the Company's  software and sells the bundled solution to its customer.  Since the  software is not  essential  for the  functionality  of the equipment included in the Company's bundled solutions, and both the hardware and software  have stand alone value to the customer,  a portion of the  contractual fees is recognized  as revenue when the software or hardware is delivered  based on the relative fair value of the delivered element(s).

      For the three months ended March 31, 2007,  the Company had two  customers that together  accounted for 42% of revenues,  and three customers that together accounted for 30% of the accounts  receivable balance at March 31, 2007. For the three months ended March 31, 2006,  the Company had one customer that  accounted for 26% of revenues.

(g)   PROPERTY AND EQUIPMENT

      Property and  equipment are recorded at cost.  Depreciation  is recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years). Depreciation expense was $801,109 and $736,518 for the three months ended  March  31,  2007  and  2006,  respectively.  Leasehold  improvements  are amortized on a  straight-line  basis over the term of the  respective  leases or over their estimated useful lives, whichever is shorter.

(h)   GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill  represents  the excess of the purchase  price over the estimated fair value of net  tangible  and  identifiable  intangible  assets  acquired  in business  combinations.  Consistent  with Financial  Accounting  Standards Board
("FASB") Statement of Financial  Accounting Standards ("SFAS") 142, GOODWILL AND
OTHER INTANGIBLE  ASSETS,  the Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company's annual impairment  assessment  is  performed as of December  31st of each year,  and an assessment is made at other times if events or changes in circumstances indicate that it is more  likely  than  not  that the  asset  is  impaired.  Identifiable intangible assets are amortized over a three-year period using the straight-line method.  Amortization expense was $54,355 and $45,180 for the three months ended
March 31, 2007 and 2006, respectively. The gross carrying amount and accumulated amortization  of other  intangible  assets as of March 31, 2007 and December 31,
2006 are as follows:

                                                    March 31,         December 31,
                                                      2007                2006
                                                  ------------        ------------
Customer relationships and purchased technology:

Gross carrying amount ..................          $   216,850         $   216,850
Accumulated amortization ...............             (216,850)           (216,850)
                                                  -----------         -----------
Net carrying amount ....................          $      --           $      --
                                                  ===========         ===========

Patents:

Gross carrying amount ..................          $ 1,074,719         $ 1,023,093
Accumulated amortization ...............             (670,132)           (615,777)
                                                  -----------         -----------
Net carrying amount ....................          $   404,587         $   407,316
                                                  ===========         ===========

(i)   SOFTWARE DEVELOPMENT COSTS AND PURCHASED TECHNOLOGY

      In accordance with the provisions of SFAS No. 86, ACCOUNTING FOR THE COSTS
OF SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED,  costs associated with the development  of new software  products  and  enhancements  to existing  software products are expensed as incurred until technological feasibility of the product has  been  established.  Based on the  Company's  product  development  process, technological  feasibility  is established  upon  completion of a working model.
Amortization  of  software  development  costs is  recorded  at the  greater  of straight  line over three  years or the ratio of current  revenue of the related products to total current and anticipated future revenue of these products.

      Purchased software technology of $158,042 and $183,578, net of accumulated amortization  of  $5,034,389  and  $5,008,853 is included in other assets in the balance  sheets  as of March  31,  2007 and  December  31,  2006,  respectively.
Amortization  expense was $25,536 and  $151,722 for the three months ended March
31, 2007 and 2006,  respectively.  Amortization of purchased software technology is  recorded  at the  greater of the  straight  line  basis  over the  products'
estimated  remaining  life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

(j)   INCOME TAXES

      Deferred  tax assets and  liabilities  are  recognized  for the future tax
consequences   attributable  to  differences  between  the  financial  statement carrying  amounts of existing assets and  liabilities  and their  respective tax bases. Deferred tax asserts and liabilities are measured using enacted tax rates expected  to apply to  taxable  income  in the  years in which  those  temporary differences  are expected to be realized or settled.  The effect on deferred tax assets and  liabilities  of a change in tax rates is recognized in income in the period that includes the enactment  date.  The Company  recognizes  interest and penalties  accrued  related to  unrecognized  tax benefits as part of income tax expense in its consolidated statements of operations.

      On  January 1, 2007,  the  Company  adopted  FASB  Interpretation  No. 48,
ACCOUNTING  FOR  UNCERTAINTY  IN  INCOME  TAXES,   ("FIN  48").  FIN  48  is  an
interpretation  of FASB  Statement No. 109,  ACCOUNTING  FOR INCOME  TAXES,  and
addresses the  determination  of whether tax benefits  claimed or expected to be claimed on a tax return  should be recorded in the financial  statements.  Under
FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it meets the "more likely than not"  threshold that the position will be sustained on examination by the taxing authority,  based on the technical merits of the position.  The tax benefits  recognized in the financial  statements from such a position  should be  measured  based on the  largest  benefit  that has a
greater  than  fifty  percent   likelihood  of  being   realized  upon  ultimate
settlement.  FIN 48 also provides  guidance on  de-recognition,  classification, interest and penalties on income taxes,  accounting in interim  periods and also requires  increased  disclosures.  The  adoption of FIN 48 did not result in any
adjustment  to  the  recognized   benefits  from  the  Company's  uncertain  tax
positions. See footnote No. 6, "Income Taxes" for additional information.

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

(l)   SHARE-BASED PAYMENTS

      Effective  January 1, 2006, the Company adopted the provisions of SFAS No.
123(R),  SHARE-BASED PAYMENT,  which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of SFAS No. 123(R),  share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense  over the  requisite  employee  service  period  (generally  the vesting period) for awards  expected to vest.  The Company  estimates  the fair value of share-based payments using the Black-Scholes  option-pricing model. Stock option exercises are expected to be fulfilled with new shares of common stock.

(m)   FINANCIAL INSTRUMENTS

      As of March  31,  2007  and  December  31,  2006,  the  fair  value of the
Company's financial  instruments  including cash and cash equivalents,  accounts receivable,  accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

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

(o)   EARNINGS PER SHARE (EPS)

      Basic EPS is computed  based on the weighted  average  number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to the net loss for the three  months ended March 31, 2007 and
2006, all common stock equivalents were excluded from diluted net loss per share for the  periods.  As of March  31,  2007,  potentially  dilutive  common  stock equivalents  included  10,029,155  stock options and shares of restricted  stock outstanding and 750,000 warrants  outstanding (such warrants become  exercisable only if certain performance targets are met by the grantee).

      The  following   represents  a   reconciliation   of  the  numerators  and
denominators of the basic and diluted earnings per share ("EPS") computation:

                                    Three Months Ended March 31, 2007        Three Months Ended March 31, 2006
                                  Net Income       Shares     Per Share    Net Income       Shares     Per Share
                                  (Numerator)   (Denominator)  Amount      (Numerator)   (Denominator)  Amount
                                 ------------   ------------- ---------   ------------   ------------- ---------
Basic EPS                        $  (554,575)    48,594,410   $  (0.01)   $(3,636,886)    48,006,309   $  (0.08)
                                                              ========                                 ========
Effect of dilutive securities:
  Stock Options                                       --                                       --
                                 -----------     ----------   --------    -----------     ----------   --------
Diluted EPS                      $  (554,575)    48,594,410   $  (0.01)   $(3,636,886)    48,006,309   $  (0.08)
                                 ===========     ==========   ========    ===========     ==========   ========

(p)   COMPREHENSIVE INCOME (LOSS)

      The Company's comprehensive income (loss) is as follows:

                                           Three Months Ended March 31,
                                               2007           2006
                                               ----           ----

      Net loss                             $  (554,575)   $(3,636,886)
                                           -----------    -----------
      Other comprehensive income (loss):
      Foreign currency translation
      adjustments                              (41,212)        11,439
      Unrealized gains on investments           23,896         10,879
                                           -----------    -----------
      Other comprehensive income (loss)        (17,316)        22,318
                                           -----------    -----------
      Comprehensive loss                   $  (571,891)   $(3,614,568)
                                           ===========    ===========

(q)   NEW ACCOUNTING PRONOUNCEMENTS

      In February  2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR
FINANCIAL  ASSETS AND  FINANCIAL  LIABILITIES  - INCLUDING  AN AMENDMENT OF FASB
STATEMENT NO. 115. SFAS No. 159 permits  entities to choose to measure  eligible items at fair value at specified  election dates and to report  unrealized gains and losses on items for which the fair value option has been elected in earnings at each  subsequent  reporting  date. SFAS No. 159 is effective for fiscal years beginning  after  November 15, 2007.  The Company is  currently  evaluating  the impact of the provisions of SFAS No. 159 on its consolidated financial position, results of operations or cash flows.

      In September  2006, the FASB issued SFAS No. 157, FAIR VALUE  MEASUREMENTS
("SFAS No. 157") to clarify the definition of fair value,  establish a framework for measuring fair value and expand the disclosures on fair value  measurements.
SFAS No. 157  defines  fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly  transaction  between market participants  at the  measurement  date  (an  exit  price).  SFAS  No.  157 also stipulates that, as a market-based measurement,  fair value should be determined based on the assumptions that market participants would use in pricing the asset or liability,  and establishes a fair value hierarchy that distinguishes between
(a) market participant  assumptions developed based on market data obtained from sources  independent  of the reporting  entity  (observable  inputs) and (b) the
reporting  entity's  own  assumptions  about  market   participant   assumptions
developed  based  on  the  best  information   available  in  the  circumstances
(unobservable  inputs).  SFAS No. 157 becomes  effective  for the Company in its fiscal year beginning  January 1, 2008. The Company is currently  evaluating the impact of the provisions of SFAS No. 157 on its consolidated financial position, results of operations or cash flows.

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

      On May 17, 2006, the Company  adopted the FalconStor  Software,  Inc. 2006
Incentive  Stock Plan (the "2006 Plan").  The 2006 Plan is  administered  by the
Board of Directors  and provides  for the grant of  incentive  and  nonqualified stock options,  and restricted  stock, to employees,  officers,  consultants and advisors of the Company. Initially, a maximum of 1,500,000 of the authorized but unissued or treasury  shares of the common stock of the Company  could be issued upon the grant of restricted stock or upon the exercise of options granted under the 2006 Plan.  Exercise  prices of the options must be equal to the fair market value of the common  stock on the date of grant.  Options  granted have terms of not greater than ten years.  All options and shares of restricted  stock granted under the 2006 Plan must be granted within ten years of the adoption of the 2006
Plan.

      On May 8, 2007,  the Company's  stockholders  approved an amendment to the
Company's 2006 Plan. The amendment  relates to the number of shares available to be issued  under the 2006 Plan upon the  exercise of stock  options and upon the grant of shares with such  restrictions  as determined by the Company.  The 2006
Plan was amended so that if, on July 1st of any calendar  year in which the Plan is in effect  (the  "Calculation  Date"),  the  number  of shares of stock  with respect to which  options may be granted is less than five  percent  (5%) of the number of outstanding  shares of stock,  the number of shares of stock available for issuance  under the Plan shall be  increased so that the number  equals five percent (5%) of the shares of stock  outstanding on the Calculation Date, but in no  event  shall  the  number  of  shares  of stock  subject  to the Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the
2006 Plan.

      On  May  8,  2007,  the  Company's  stockholders  adopted  the  FalconStor
Software,  Inc.  2007  Outside  Directors  Equity  Compensation  Plan (the "2007
Plan"). The 2007 Plan is administered by the Board of Directors and provides for the issuance of up to 300,000 shares of Company common stock upon the vesting of options or upon the grant of shares with such  restrictions as determined by the
Board of Directors to the non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant.  Options  granted have terms of ten years.  Shares of  restricted stock  have the  terms and  conditions  set by the  Board of  Directors  and are forfeitable until the terms of the grant have been satisfied.

The following  table  summarizes  stock option  activity during the three months ended March 31, 2007:

                                                                         Weighted
                                                         Weighted        Average
                                                         Average        Remaining    Aggregate
                                         Number of       Exercise      Contractual   Intrinsic
                                          Options          Price       Life (Years)    Value
                                        ------------   ------------    ------------ -----------

Outstanding at December 31, 2006         10,835,975    $     5.62
Granted                                      64,000    $     8.75
Exercised                                  (998,353)   $     4.13
Canceled                                    (97,467)   $     6.95
                                         ----------    ----------

Outstanding at March 31, 2007             9,804,155    $     5.77            6.45   $45,595,769
                                         ==========    ==========      ==========   ===========

Options exercisable at March 31, 2007     7,008,546    $     5.21            5.57   $36,541,063
                                         ----------    ----------      ----------   -----------

      Stock option  exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the three months ended March
31, 2007 and 2006 was $4,127,802 and $796,115, respectively. The total intrinsic value of stock  options  exercised  during the three months ended March 31, 2007 and 2006 was $6,309,312 and $1,474,427, respectively.

      The Company recognized  share-based compensation expense for awards issued under the  Company's  stock  option  plans in the  following  line  items in the condensed consolidated statements of operations:

                                                              Three Months Ended  Three Months Ended
                                                                   March 31,           March 31,
                                                                     2007                2006
                                                              ------------------  ------------------
      Cost of maintenance, software services and other revenue    $  284,849          $  343,390
      Software development costs                                     923,656           1,054,961
      Selling and marketing                                          718,917             660,852
      General and administrative                                     262,663             205,317
                                                                  ----------          ----------

                                                                  $2,190,085          $2,264,520
                                                                  ==========          ==========

      The Company did not  recognize  any tax  benefits  related to  share-based compensation expense during the three months ended March 31, 2007 and 2006.

      In 2006,  the Company  granted  options to purchase an aggregate of 25,000 shares of common  stock to certain  non-employee  consultants  in  exchange  for professional  services.  The aggregate fair value of these options as determined using the  Black-Scholes  method was $199,353 as of March 31, 2007, and is being expensed  over the periods the services  are  provided.  The related  cumulative expense  amounted  to $38,763  through  March 31,  2007,  of which  $20,849  was recognized during the three months ended March 31, 2007.

      In 2006, the Company granted 225,000 shares of restricted stock to certain officers  and  employees  at an average fair value per share at date of grant of
$7.06 per share. As of March 31, 2007, no restricted  shares have vested or been forfeited. There were no restricted shares issued or outstanding as of March 31,
2006.

      Options  granted  during both fiscal  2007 and 2006 have  exercise  prices equal to the fair market value of the stock on the date of grant,  a contractual term of ten years, a vesting  period of three years and an estimated  forfeiture rate of 23%.  The Company  estimates  expected  volatility  based  primarily  on historical  daily price changes of the Company's  stock and other  factors.  The risk-free  interest rate is based on the United States  treasury  yield curve in effect at the time of grant.

      As of  March  31,  2007,  there  was  approximately  $9,841,427  of  total unrecognized  compensation  cost related to the Company's  unvested  options and restricted  shares  granted under the Company's  stock plans.

      In September 2003, the Company entered into a worldwide OEM agreement with a major  technology  company  (the  "OEM"),  and granted to the OEM  warrants to purchase  750,000 shares of the Company's common stock with an exercise price of
$6.18 per share.  A portion of the  warrants  may vest  annually  subject to the
OEM's  achievement of pre-defined and mutually agreed upon sales objectives over a three-year  period  beginning  June 1, 2004. If the OEM  generates  cumulative revenues to the Company in the mid-eight  figure dollar range from reselling the
Company's products then all the warrants granted will vest. Any warrants that do not vest by the end of the  three-year  period  will  expire.  If and when it is probable that all or a portion of the warrants will vest, the then fair value of the warrants  earned will be recorded as a reduction  of revenue.  Subsequently, each quarter the Company will apply variable accounting to adjust such amount to reflect the fair value of the  warrants  until they vest.  As of March 31, 2007, the Company had not  generated  any revenues  from this OEM and  accordingly  no warrants had vested.

(3)   SEGMENT REPORTING

      The Company is  organized  in a single  operating  segment for purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers  in the  following  geographical  areas for the three months ended March 31, 2007 and 2006 and the location of long-lived  assets as of March
31, 2007 and December 31, 2006 are summarized as follows:

                                       Three Months Ended March 31,
                                            2007          2006
                                       ------------- --------------

      United States                     $11,744,748   $ 6,294,997
      Asia                                1,885,764     1,382,348
      Other international                 2,710,166     1,530,975
                                        -----------   -----------

           Total revenues               $16,340,678   $ 9,208,320
                                        ===========   ===========

                                         March 31,    December 31,
                                           2007           2006
                                       ------------- --------------

      Long-lived assets:

      United States                     $10,296,033   $10,113,633
      Asia                                1,429,281     1,498,534
      Other international                   326,094       279,695
                                        -----------   -----------

           Total long-lived assets      $12,051,408   $11,891,862
                                        ===========   ===========

(4)   STOCK REPURCHASE PROGRAM

      On October 25,  2001,  the Company  announced  that its Board of Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding  common stock. The repurchases may be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management based on market  conditions.  There were no stock repurchases  during the three  months  ended  March 31,  2007 and 2006.  As of March 31,  2007,  the
Company had repurchased a total of 865,200 shares for $5,780,164.

(5)   COMMITMENTS AND CONTINGENCIES

      The Company has an operating lease covering its corporate  office facility that expires in February  2012.  The Company also has several  operating  leases related to offices in foreign  countries.  The expiration dates for these leases range from 2007 through  2015.  The  following  is a schedule of future  minimum lease payments for all operating leases as of March 31, 2007:

            2007............................................   $1,482,676
            2008............................................    1,600,757
            2009............................................    1,622,221
            2010............................................    1,426,182
            2011............................................    1,369,059
            Thereafter......................................      713,441
                                                               ----------
                                                               $8,214,336
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

(6)   INCOME TAXES

      For the  three  months  ended  March  31,  2007 and  2006,  the  Company's provision  for  income  taxes  consists  of U.S.  and  foreign  taxes in amounts necessary to align its  year-to-date  tax provision  with the effective tax rate the  Company  expects  to  achieve  for the full year,  including  U.S.  federal alternative  minimum  taxes and state  minimum  taxes  that are  expected  to be incurred  (despite the Company's pre-tax book loss) primarily as a result of the limitations on its ability to utilize net operating losses under the alternative minimum tax system and the non-deductibility of certain share-based compensation expense for income tax purposes that has been recognized for financial statement purposes.  For the three months ended March 31, 2007,  the Company's  income tax provision also includes  discrete items for (i) $57,058  related to state income taxes incurred in periods prior to 2007,  and (ii) $120,000  related to a change in the Company's  estimate of amounts due in certain foreign  jurisdictions  for periods  prior to 2007,  based  upon the  Company's  evaluation  of  information obtained in 2007.

      As of December 31, 2006,  the Company  reported  deferred tax assets and a corresponding full valuation allowance, of $50.2 million. As of January 1, 2007, the Company  revised the  recorded  amounts of certain  deferred tax assets (and corresponding  valuation  allowance) to be $14.3  million,  primarily due to the limitations  on the  Company's  ability to utilize  certain  deferred tax assets relating to net operating  losses  acquired in the Company's 2001 reverse merger transaction.  During the three months ended March 31, 2007, the Company's  gross deferred  tax assets  increased  for,  among other  things,  approximately  $1.9 million  related to  compensation  deductions  from  exercises  of employee  and consultant stock options.

      At March 31, 2007 and  December 31,  2006,  the Company  maintained a full valuation  allowance  against its deferred tax assets due to the Company's prior history of pre-tax  losses and  uncertainty  about the timing of and  ability to generate  taxable  income,  in the  future.  In the event that the  Company  (1)
generates   taxable   income  and  (2)  its   forecasts   indicate  that  it  is
more-likely-than-not  that it will  recover a portion of its deferred tax assets in the future,  the Company  will likely  reverse a portion of its  deferred tax asset  valuation  allowance.  If the entire  deferred  tax asset were  realized, approximately  $5.5 million  (related to the tax effects of excess  compensation deductions  from  exercises of employee and  consultant  stock options) would be allocated to paid-in-capital, with the remainder reducing income tax expense. In determining  the period in which  related tax  benefits  are  realized  for book
purposes,   excess   share-based   payment   deductions,   and  deductions  from
discontinued  operations  included in net  operating  losses are realized  after regular net operating losses are exhausted.

      The Company's total  unrecognized  tax benefits as of January 1, 2007 were
$4.4 million,  which,  if recognized,  would effect the Company's  effective tax rate.  Total accrued  interest and penalties as of January 1, 2007 were $22,193.
The  Company  does  not  expect  that  its   unrecognized   tax  benefits   will
significantly change within the next 12 months. The Company files a consolidated
U.S. Income tax return and tax returns in various state and local jurisdictions.
The returns  filed in various  state and local  jurisdictions  may be filed on a separate  company,  combined  or  consolidated  basis  depending  on  the  legal requirements of the taxing  jurisdiction.  The Company's  subsidiaries also file tax returns in various  foreign  jurisdictions.  In  addition  to the U.S.,  the
Company's major taxing jurisdictions include China, Japan, Taiwan, Korea, United
Kingdom,  Germany,  France  and  Australia.  There  have  not  been any past tax
examinations   nor  are  there  any  current  tax   examinations   in  progress.
Accordingly,  as of January 1, 2007, the Company  remains subject to examination in all tax jurisdictions for all periods since inception.

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
RISKS AND  UNCERTAINTIES,  AND THAT ACTUAL  RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  PROJECTED IN THE  FORWARD-LOOKING  STATEMENTS.  THE FOLLOWING  DISCUSSION
SHOULD BE READ TOGETHER WITH THE CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES TO
THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

      Our results for the first  quarter of 2007 showed  strong  growth from the same  period  in the  prior  year.  Both  our  revenues  and our  gross  margins increased.

      Revenues  for the first  quarter of 2007  increased  77% to $16.3  million compared with revenues in the first quarter of 2006.  Revenues from both our OEM partners and our resellers increased from the same period last year.

      Due to  typical  industry  seasonality,  our  revenues  were down from the fourth  quarter of 2006.  This  decrease was  anticipated,  as our first quarter revenues have  historically  declined from our fourth quarter  revenues.  We are pleased that  revenues for the first  quarter of 2007 were higher than  revenues for the first, second or third quarters of 2006. We believe this shows continued
momentum for our products and services.

      EMC Corporation  accounted for 26% of our revenues,  and Sun  Microsystems accounted for 16% of our  revenues,  in the first quarter of 2007. We anticipate that each of these customers will account for 10% or more of our revenues during
2007.  EMC  has  consistently  contributed  20% or more  of our  revenues  for a significant  period of time.  Sun's  revenue  contribution  has  fluctuated on a quarterly  basis,  but their  announcement  regarding  their VTL strategy in the fourth quarter of 2006, and the  announcement  in April 2007 that Sun will carry our full product line, gives us reason to believe that their contribution to our revenues will remain at or above the 10% level.

      We continue to monitor our channel sales  operations to determine  whether changes or  additional  resources  will help to  continue or to  accelerate  the positive momentum. We anticipate that we will need to add resources to our sales and marketing team to realize the full potential of our existing  opportunities, to establish  our  visibility  in the  marketplace,  and to generate  additional business prospects.

      In addition to increased  revenues,  the other indicators we use to assess our performance and growth continued to be positive.

      While we had an operating  loss for the three months ended March 31, 2007, including $2.2 million of share-based  compensation  expense related to SFAS No.
123(R),  the loss was  significantly  lower than in the same period in 2006, and cash flows from operations in the first quarter of 2007 were again positive.  We continue  to believe  that our ability to fund our own growth  internally  bodes well for our long-term success.

      Deferred  revenue  at March 31,  2007  increased  76%,  compared  with the balance at March 31,  2006.  We consider  the  continued  growth of our deferred revenue as an  important  indicator of the success of our  products.  We believe that  support and  maintenance  renewals,  which  comprise  the  majority of our deferred  revenue,  are  expressions of  satisfaction  with our products and our support organization from our end users.

      Operating expenses increased by $4.2 million, or 33%, over the same period in 2006.  Operating  expenses  include $2.2 million in share-based  compensation expense  for the  first  quarter  of  2007,  and  $2.3  million  in  share-based compensation  expense for the first  quarter of 2006.  We are  pleased  that our revenues,  on both an absolute  and a  percentage  basis,  continue to grow at a higher rate than our expenses.

      Our gross margins  increased to 83% for the first quarter of 2007 from 77%
for the first quarter of 2006.  Share-based  compensation expense within cost of maintenance,  software services and other revenue was 2% of revenue in the first quarter of 2007 and 4% in the first quarter of 2006.

      We plan to continue  adding  research and  development,  sales and support personnel,  both in the United States and worldwide,  as necessary. We also plan to continue investing in infrastructure, including both equipment and property.

      We continue to operate the business with the goal of long-term  growth. We believe  that our  ability to  continue  to refine  our  existing  products  and features and to introduce new products and features  will be the primary  driver of additional  growth among  existing  resellers,  OEMs and end users,  and will drive our  strategy to attempt to engage  additional  OEM partners and to expand the FalconStor product lines offered by these OEMs.

RESULTS OF  OPERATIONS - FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH
THE THREE MONTHS ENDED MARCH 31, 2006.

      Revenues for the three months ended March 31, 2007  increased 77% to $16.3 million  compared  with $9.2  million for the three months ended March 31, 2006.
Our operating expenses increased 33% from $13 million for the three months ended
March 31, 2006 to $17.2  million  for the three  months  ended  March 31,  2007.
Included in our operating expenses for the three months ended March 31, 2007 and
2006 was  $2.2  and $2.3  million,  respectively,  of  share-based  compensation expense related to stock-based  compensation in accordance with SFAS No. 123(R).
Net loss for the three  months  ended March 31, 2007 was $0.6  million  compared with net loss of $3.6 million for the three  months  ended March 31,  2006.  The increase in  revenues  was due to  significant  increases  in  software  license revenue  and  maintenance  revenue as well as  moderate  increases  in  software services and other revenue. Revenue contribution from our OEM partners increased in absolute  dollars and as a  percentage  of our total  revenue for the quarter ended  March 31, 2007 as compared  with the same  period in 2006.  Revenue  from resellers  and  distributors  also  increased in absolute  dollars for the three months ended March 31, 2007 as compared  with the same period in 2006.  Expenses increased in all aspects of our business to support our growth. During the three months  ended March 31,  2007,  we continued to increase the number of employees and to invest in our  infrastructure  by  purchasing  additional  computers  and related equipment. We increased the number of employees from 308 as of March 31,
2006 to 364 employees as of March 31, 2007.

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

      Software  license  revenue  increased  84% from $5.7 million for the three months  ended March 31, 2006 to $10.4  million for the three  months ended March
31, 2007.  Increased market acceptance and demand for our products and increased sales from our OEM partners were the primary drivers of the increase in software license revenue.  Software license revenue  increased from both our OEM partners and from our resellers.  Revenue from our OEM partners increased as a percentage of total revenue. We expect our software license revenue to continue to grow and the percentage of future software  license revenue derived from our OEM partners to increase.

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

      Maintenance,  software  services  and  other  revenues  are  comprised  of software  maintenance and technical  support,  professional  services  primarily related to the implementation of our software,  engineering services,  and sales of computer  hardware.  Revenue derived from  maintenance and technical  support contracts is deferred and recognized  ratably over the  contractual  maintenance term. Professional services revenue is recognized in the period that the related services are performed.  Revenue from engineering  services is primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed.  In the first  quarter of 2007 we increased the amount of hardware we bundled with our software as compared  with the first quarter of 2006. A portion of the  contractual  fees is recognized as revenue when the hardware or software is delivered to the customer  based on the relative  fair value of the delivered element(s).  Maintenance,  software  services and other revenue increased 67% to
$5.9 million for the three months ended March 31, 2007 from $3.5 million for the three months ended March 31, 2006.

      The major factor behind the increase in maintenance, software services and other revenue was an increase in the number of maintenance and technical support contracts we sold. As we are in business longer, and as we license more software from our continued  customer  base and product  offerings  expansion,  we expect these  revenues  will  continue to increase.  The majority of our new  customers purchase  maintenance and support and most customers renew their maintenance and support after their initial contracts expire. Maintenance revenue increased $1.7 million  from $2.6  million  for the three  months  ended March 31, 2006 to $4.3 million for the three months ended March 31, 2007.  Software  services and other revenue  increased  approximately  $0.6  million from $0.9 million for the three months ended March 31, 2006 to $1.6 million for the three months ended March 31,
2007. We expect maintenance, software services and other revenues to continue to increase.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

      To remain  successful in the network  storage  solutions  market,  we must continually  upgrade our  software by  enhancing  the  existing  features of our products and by adding new features and products.  We often evaluate  whether to develop these new offerings  in-house or whether we can achieve a greater return on investment by purchasing or licensing  software from third parties.  Based on our evaluations we have purchased or licensed  various software for resale since
2001. As of March 31, 2007, we had $0.2 million of purchased  software licenses, net of accumulated  amortization  of $5.0 million that are being  amortized over three years.  For the three months ended March 31, 2007, we recorded  $26,000 of amortization related to these purchased software licenses. As of March 31, 2006, we  had  $0.4  million  of  purchased  software  licenses,  net  of  accumulated amortization  of  $4.8  million  and  recorded  approximately  $0.2  million  of amortization  for the  three  months  ended  March  31,  2006  related  to these purchased software  licenses.  We will continue to evaluate third party software licenses and may make additional purchases from time to time, which would impact the amount we record as amortization expense in future periods.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

      Cost  of  maintenance,  software  services  and  other  revenues  consists primarily  of  personnel  and other costs  associated  with  providing  software implementations,  technical support under maintenance  contracts,  training, and share-based  compensation  expense  associated  with  SFAS No.  123(R).  Cost of maintenance,  software  services and other  revenues  also  includes the cost of hardware purchased that was resold.  Cost of maintenance,  software services and other  revenues for the three  months  ended March 31, 2007  increased by 38% to
$2.7  million  compared  with $2.0  million for the three months ended March 31,
2006. The increase in cost of maintenance,  software  services and other revenue was principally due to the increased cost of hardware  resulting from the higher number of  transactions  in which we bundled this  purchased  hardware  with our software and sold the bundled  solution  during the three months ended March 31,
2007  as  compared  with  the  same  period  in  2006.  Additionally,   cost  of
maintenance, software services and other revenue increased due to an increase in personnel.  As a result  of our  increased  sales  of  maintenance  and  support contracts,  we hired additional employees to provide technical support. Our cost of  maintenance,  software  services and other  revenue will continue to grow in absolute dollars as our revenue increases.

      Gross profit for the three  months ended March 31, 2007 was $13.6  million or 83% of revenue  compared  with $7.1  million or 77% of revenue  for the three months ended March 31, 2006.  The increase in our gross margin was primarily due to the increase of our revenue  combined  with our  continued  focus on our cost structure. Share-based compensation expense included in the cost of maintenance, software services and other revenue  decreased  slightly in absolute dollars for the three  months  ended March 31, 2007  compared  with the same period in 2006.
Share-based compensation expense was equal to 2% and 4% of revenue for the three months ended March 31, 2007 and 2006, respectively.

SOFTWARE DEVELOPMENT COSTS

      Software  development  costs  consist  primarily  of  personnel  costs for product development personnel,  share-based compensation expense associated with
SFAS No. 123(R),  and other related costs associated with the development of new products,  enhancements  to existing  products,  quality  assurance and testing.
Software  development  costs  increased 20% to $5.5 million for the three months ended March 31,  2007 from $4.6  million  for the three  months  ended March 31,
2006.  The major  contributing  factors to the increase in software  development costs  were  higher  salary  costs and  personnel  related  costs as a result of increased  headcount  to  enhance  and test our core  network  storage  software product,  as well as to develop new  innovative  features and options during the three  months  ended March 31,  2007 as  compared  with the same period in 2006.
Share-based   compensation   expense  included  in  software  development  costs
decreased slightly in absolute dollars for the three months ended March 31, 2007 compared with the same period in 2006. Share-based compensation expense included in software  development  costs was equal to 6% and 11% of revenue for the three months  ended  March 31,  2007 and  2006,  respectively.  We intend to  continue recruiting  and hiring  product  development  personnel  to support our software development process.

SELLING AND MARKETING

      Selling and marketing  expenses  consist  primarily of sales and marketing personnel and related costs,  share-based  compensation  expense associated with
SFAS No. 123(R),  travel,  public relations  expense,  marketing  literature and promotions,  commissions, trade show expenses, and the costs associated with our foreign  sales  offices.  Selling and marketing  expenses  increased 42% to $7.0 million for the three  months  ended  March 31,  2007 from $4.9  million for the three  months  ended March 31,  2006.  The  increase  in selling  and  marketing expenses was  primarily  due to higher  commissions  paid as a result of our 77%
increase  in revenue  during the three  months  ended March 31, 2007 as compared with the same period in 2006.  In addition,  higher  salary costs and  personnel related costs as a result of increased sales and marketing  headcount during the three  months  ended  March 31,  2007 as  compared  with the same period in 2006 contributed to the overall increase.  Share-based  compensation expense included in sales and  marketing  increased  slightly in  absolute  dollars for the three months ended March 31, 2007 compared  with the same period in 2006.  Share-based compensation  expense included in selling and marketing expenses was equal to 4%
and 7% of  revenue  for  the  three  months  ended  March  31,  2007  and  2006, respectively.  In addition,  we  continued  to hire new sales and sales  support personnel and to expand our worldwide  presence to accommodate  our  anticipated revenue  growth.  We  believe  that to  continue  to grow  sales,  our sales and marketing expenses will continue to increase.

GENERAL AND ADMINISTRATIVE

      General and  administrative  expenses consist primarily of personnel costs of  general  and  administrative  functions,  share-based  compensation  expense associated  with SFAS No. 123(R),  public company  related costs,  directors and officers  insurance,  legal and professional  fees, and other general  corporate overhead  costs.  General  and  administrative  expenses  increased  47% to $1.9 million for the three  months  ended  March 31,  2007 from $1.3  million for the three months ended March 31,  2006.  The increase in general and  administrative
expenses  was  primarily  due  to  higher   professional  fees  related  to  the
implementation  of FIN No. 48 and other tax  related  planning  during the three months  ended  March  31,  2007 as  compared  with  the  same  period  in  2006.
Share-based   compensation   expense  included  in  general  and  administrative
increased slightly in absolute dollars for the three months ended March 31, 2007 compared with the same period in 2006. Share-based compensation expense included in general and administrative expenses was equal to 2% and 2% of revenue for the three months ended March 31, 2007 and 2006, respectively.  Additionally,  as our revenue and number of employees  increase,  our legal and professional  fees and other general corporate overhead costs have increased and are likely to continue to increase.

INTEREST AND OTHER INCOME

      We  invest  our  cash,  cash  equivalents  and  marketable  securities  in government securities and other low risk investments.  Interest and other income increased to $0.5  million for the three  months  ended March 31, 2007  compared with $0.3 million for the three months  ended March 31, 2006.  This  increase is primarily due to higher  interest  rates and increased cash balances as of March
31, 2007 as compared  with the same period in 2006,  which  resulted in a higher average cash balance invested at greater interest rates.

INCOME TAXES

      For the three  months  ended March 31, 2007 and 2006,  our  provision  for income taxes  consisted of U.S. and foreign taxes in amounts  necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year.  Our  provision  for income  taxes for the three months ended
March 31, 2007 consists primarily of foreign taxes and U.S. federal  alternative minimum taxes and state minimum taxes that are expected to be incurred  (despite our pre-tax book loss)  primarily as a result of the  limitations on our ability to utilize net operating  losses under the alternative  minimum tax system,  and the  non-deductibility of certain share-based  compensation  expenses for income tax purposes that have been recognized for financial statement purposes. For the three  months  ended March 31,  2007,  our income tax  provision  also  includes discrete items for (i) $57,058 related to state income taxes incurred in periods prior to 2007, and (ii) $120,000  related to a change in our estimate of amounts due in certain foreign  jurisdictions  for periods prior to 2007, based upon our evaluation of information obtained in 2007.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our  critical  accounting  policies  and  estimates  are those  related to revenue recognition,  accounts receivable allowances,  deferred income taxes and accounting for share-based compensation expense.

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

      DEFERRED  INCOME  TAXES.  Consistent  with the  provisions of Statement of
Financial  Accounting  Standards  No. 109, we regularly  estimate our ability to recover  deferred  income  taxes,  and report  such assets at the amount that is determined to be  more-likely-than-not  recoverable.  This evaluation  considers
several  factors,   including  an  estimate  of  the  likelihood  of  generating sufficient  taxable  income in future periods over which  temporary  differences reverse,  the expected reversal of deferred tax liabilities,  past and projected taxable  income,  and available tax planning  strategies.  As of March 31, 2007, based  primarily  upon our  cumulative  losses,  a valuation  allowance has been recorded  against our deferred tax assets.  In the event that  evidence  becomes available  in the future to  indicate  that our  deferred  taxes will  likely be recoverable  (e.g.,  taxable  income  generated  in  and  projected  for  future periods),  our  estimate of the  recoverability  of  deferred  taxes may change, resulting in a reversal of a portion of such valuation allowance.  If the entire deferred tax assets were realized,  approximately  $5.5 million  (related to the tax effects of excess  compensation  deductions  from  exercises of employee and consultant  stock  options)  would  be  allocated  to  paid-in-capital  with the remainder reducing income tax expense.

      ACCOUNTING FOR  SHARE-BASED  PAYMENTS.  As discussed  further in "Notes to
Unaudited  Condensed  Consolidated  Financial  Statements - Note (2) SHARE-BASED
PAYMENTS,"  we adopted  SFAS No.  123(R) on  January 1, 2006 using the  modified prospective method.

      We  have  used  and   expect  to   continue   to  use  the   Black-Scholes
option-pricing  model  to  compute  the  estimated  fair  value  of  share-based
compensation   expense.   The   Black-Scholes   option-pricing   model  includes
assumptions regarding dividend yields, expected volatility, expected option term and risk-free  interest rates.  The assumptions used in computing the fair value of share-based  compensation  expense  reflect our best  estimates,  but involve uncertainties relating to market and other conditions, many of which are outside of our control.  We estimate  expected  volatility based primarily on historical daily price changes of our stock and other  factors.  Additionally,  we estimate forfeiture  rates based  primarily upon  historical  experiences,  adjusted when appropriate  for known  events  or  expected  trends.  If other  assumptions  or estimates had been used, the share-based  compensation expense that was recorded for the three  months  ended March 31, 2007 and 2006 could have been  materially different. Furthermore, if different assumptions or estimates are used in future periods,  share-based  compensation  expense could be materially impacted in the future.  During  the  three  months  ended  March 31,  2007 and 2006,  the total compensation costs recognized  relating to share-based  compensation  expense in our financial  statements  totaled $2.2 million and $2.3 million,  respectively.
Total compensation cost related to unvested  share-based  payment awards not yet recognized  as of March  31,  2007 is $9.8  million.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In  February  2007,  the FASB issued  Statement  of  Financial  Accounting
Standard  ("SFAS")  No.  159,  THE FAIR VALUE  OPTION FOR  FINANCIAL  ASSETS AND
FINANCIAL  LIABILITIES - INCLUDING AN AMENDMENT OF FASB  STATEMENT NO. 115. SFAS
No. 159 permits  entities to choose to measure  eligible  items at fair value at specified  election  dates and report  unrealized  gains and losses on items for which the fair value  option has been  elected in  earnings  at each  subsequent reporting  date.  SFAS No. 159 is  effective  for fiscal years  beginning  after
November 15, 2007. We are currently  evaluating  the impact of the provisions of
SFAS No. 159 on our consolidated  financial  position,  results of operations or cash flows.

      In September  2006, the FASB issued SFAS No. 157, FAIR VALUE  MEASUREMENTS
("SFAS No. 157") to clarify the definition of fair value,  establish a framework for measuring fair value and expand the disclosures on fair value  measurements.
SFAS No. 157  defines  fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly  transaction  between market participants  at the  measurement  date  (an  exit  price).  SFAS  No.  157 also stipulates that, as a market-based measurement,  fair value should be determined based on the assumptions that market participants would use in pricing the asset or liability,  and establishes a fair value hierarchy that distinguishes between
(a) market participant  assumptions developed based on market data obtained from sources  independent  of the reporting  entity  (observable  inputs) and (b) the
reporting  entity's  own  assumptions  about  market   participant   assumptions
developed  based  on  the  best  information   available  in  the  circumstances
(unobservable  inputs).  SFAS No. 157 becomes  effective  for the Company in its fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS No. 157 on our consolidated  financial position,  results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

      Our total cash and cash equivalents and marketable  securities  balance as of March 31, 2007  increased by $11.3  million  compared with December 31, 2006.
Our cash and cash  equivalents  totaled $20.6 million and marketable  securities totaled  $31.7  million  at  March  31,  2007.  As of  March  31,  2006,  we had
approximately  $22.3 million in cash and cash  equivalents  and $18.8 million in marketable securities.

      We  continued  to invest in our  infrastructure  to support our  long-term growth  during the three  months ended March 31, 2007.  We made  investments  in property and equipment and we increased the number of employees during the first quarter of 2007. As we continue to grow, we will continue to make investments in property and equipment and will need to continue to increase our headcount.

      In October 2001, our Board of Directors authorized the repurchase of up to two million shares of our outstanding  common stock. Since October 2001, 865,200 shares have been repurchased at an aggregate purchase price of $5.8 million.  We did not  repurchase  any shares during the three months ended March 31, 2007 and
2006.

      Net cash  provided by  operating  activities  totaled $8.3 million for the three  months  ended March 31,  2007,  compared  with $4.7  million for the same period in 2006.  Net cash  provided by operating  activities of $8.3 million was primarily  derived from: (i) a decrease in accounts  receivable of $4.6 million;
(ii) an increase in deferred revenue of $2.6 million;  (iii) non-cash charges of
$0.9 million for depreciation and amortization; and (iv) $2.2 million related to share-based  compensation  expense.  These amounts were partially offset by: (i)
our net loss of $0.6 million for the three months ended March 31, 2007; and (ii)
a decrease in accrued  expenses and accounts  payable of $1.3 million.  The cash provided by operating  activities  for the three months ended March 31, 2006 was mainly comprised of: (i) a decrease in accounts receivable of $5.3 million; (ii)
an increase in deferred revenue of $0.5 million;  (iii) non-cash charges of $0.9 million for  depreciation  and  amortization;  and (iv) $2.3 million  related to share-based  compensation  expense.  These amounts were partially offset by: (i)
our net loss of $3.6 million for the three months ended March 31, 2006; and (ii)
a decrease in accrued expenses and accounts payable of $0.6 million.

      Net cash  used in  investing  activities  was $7.4  million  for the three months ended March 31, 2007,  due  primarily to: (i) net purchases of marketable securities of $6.3 million; and (ii) purchases of property and equipment of $1.0 million.  Net cash used in investing  activities  was $2.0 million for the three months ended March 31, 2006,  due  primarily to: (i) net purchases of marketable securities  of $1.0  million;  (ii)  purchases of property and equipment of $0.8 million;  and (iii) purchases of software licenses and intangible assets of $0.3 million.

      Net cash provided from financing activities was $4.1 million for the three months ended March 31,  2007.  We received  proceeds  from the exercise of stock options of $4.1  million.  Net cash  provided by financing  activities  was $0.8 million for the three months  ended March 31,  2006.  This amount was related to proceeds from the exercise of stock options of $0.8 million.

      We currently do not have any debt and our only material  cash  commitments are  related to our office  leases.  We have an  operating  lease  covering  our corporate  office  facility that expires in February  2012. We also have several operating leases related to offices in foreign  countries.  The expiration dates for these leases range from 2007 through  2015.  Refer to Note 5 of the notes to our unaudited condensed consolidated financial statements.

      We  believe  that our  current  balance  of  cash,  cash  equivalents  and
marketable  securities,   and  expected  cash  flows  from  operations  will  be
sufficient to meet our cash requirements for at least the next twelve months.

ITEM 3.     QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS. Our return on our investments in cash, cash equivalents and marketable  securities  is subject to interest rate risks.  We regularly  assess these risks and have established  policies and business  practices to manage the market risk of our  marketable  securities.  If interest rates were to change by
10% from the levels at March 31, 2007, the effect on our financial results would be insignificant.

FOREIGN  CURRENCY  RISK.  We have  several  offices  outside the United  States.
Accordingly,  we are  subject to  exposure  from  adverse  movements  in foreign
currency   exchange  rates.  The  effect  of  foreign  currency   exchange  rate
fluctuations  have not been material  since our inception.  If foreign  currency exchange  rates  were to change by 10% from the  levels at March 31,  2007,  the effect on our other comprehensive  income would be insignificant.  We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 4.     CONTROLS AND PROCEDURES

Under the supervision and with the  participation  of our management,  including our  principal  executive  officer  and  principal  financial  officer,  we have evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and procedures as of the end of the period covered by this report, and, based on  their  evaluation,  our  principal  executive  officer  and  principal financial  officer  have  concluded  that  these  controls  and  procedures  are effective.  No  changes  in  the  Company's  internal  controls  over  financial reporting occurred during the quarter ended March 31, 2007, that have materially affected,  or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 1A.    RISK FACTORS

      We are affected by risks specific to us as well as factors that affect all businesses  operating in a global market.  The  significant  factors known to us that could materially  adversely affect our business,  financial  condition,  or operating results are set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 10-K").  The information  below sets forth  additional  risk factors or risk  factors that have had material  changes since the 2006 10-K, and should be read in conjunction  with Item 1A of the 2006
10-K.

WE ARE DEPENDENT ON CERTAIN KEY  CUSTOMERS  AND A  SIGNIFICANT  PORTION OF OUR
RECEIVABLES IS CONCENTRATED WITH TWO CUSTOMERS.

      We tend  to have  one or  more  customers  account  for 10% or more of our revenues  during each fiscal  quarter.  For the quarter ended March 31, 2007, we had one  customer  who  accounted  for 26% of our  revenues and one customer who accounted  for 16% of our  revenues.  While we believe that we will  continue to receive  revenue from these  customers,  our  agreements do not have any minimum sales requirements and we cannot guarantee  continued revenue.  If our contracts with either of these customers  terminate,  or if the volume of sales from these customers significantly declines, it would have a material adverse effect on our operating results.

      In addition,  as of March 31, 2007, two customers accounted for a total of
24%  of our  outstanding  receivables,  13%  and  11%,  respectively.  While  we currently have no reason to question the collectibility of these receivables,  a business failure or  reorganization  by either of these customers could harm our ability to collect these receivables and could damage our cash flow.

OUR FUTURE QUARTERLY  RESULTS MAY FLUCTUATE  SIGNIFICANTLY,  WHICH COULD CAUSE
OUR STOCK PRICE TO DECLINE.

      Our  previous  results  are  not  necessarily  indicative  of  our  future performance and our future quarterly results may fluctuate significantly.

      Historically,  information  technology  spending  has been  higher  in the fourth and second  quarters of each calendar  year,  and somewhat  slower in the other quarters,  particularly the first quarter. Our quarterly results reflected this  seasonality  in 2006 and in the first  quarter of 2007,  and we anticipate that our  quarterly  results for the  remainder of 2007 will show the effects of seasonality as well.

      Our future performance will depend on many factors, including:

o     the timing of securing  software  license  contracts  and the  delivery of software and related revenue recognition;

o     the  seasonality  of information  technology,  including  network  storage products spending;

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

OUR STOCK PRICE MAY BE VOLATILE

      The market price of our common stock has been volatile in the past and may be volatile in the future. For example,  during the trailing twelve months ended
March 31,  2007,  the closing  market price of our common stock as quoted on the
NASDAQ  Global  Market  fluctuated  between  $6.06  and  $11.23  per  share  and subsequent  to March 31, 2007 the closing  market price had a high of $12.10 per share. The market price of our common stock may be significantly affected by the following factors:

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

WE HAVE A  SIGNIFICANT  NUMBER OF  OUTSTANDING  OPTIONS,  RESTRICTED  SHARES AND
WARRANTS,  THE  EXERCISE OF WHICH WOULD DILUTE THE  THEN-EXISTING  STOCKHOLDERS'
PERCENTAGE OWNERSHIP OF OUR COMMON STOCK.

      As of March  31,  2007,  we had an  aggregate  of  10,779,155  outstanding options and  outstanding  restricted  shares and warrants to purchase our common stock.  The  weighted  average  exercise  price of the  outstanding  options and warrants is $5.80 per share.  We also have  828,040  shares of our common  stock reserved  for  issuance  under our stock  plans  with  respect  to  options  (or restricted stock) that have not been granted.  In addition to the 828,040 shares of our common  stock  reserved  for future  issuance as of March 31,  2007,  the
stockholders  of  the  Company  approved  the  2007  Outside   Directors  Equity
Compensation  Plan that  authorized a maximum of 300,000  shares of common stock for future  issuance  upon the grant of  restricted  shares or options on May 8,
2007.

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

ITEM 5. OTHER INFORMATION

      On May 8, 2007,  the Company's  Stockholders  approved an amendment to the
FalconStor  Software,  Inc., 2006 Incentive  Stock Plan (the "2006 Plan").  This
amendment  provides  that if, on July 1st of any calendar year in which the 2006
Plan is in effect (the "Calculation  Date"),  the number of shares of Stock with respect to which  options may be granted is less than five  percent  (5%) of the number of outstanding  shares of Stock,  the number of shares of Stock available for issuance  under the 2006 Plan shall be  increased so that the number  equals five  percent  (5%) of the  shares  of Stock  subject  to the  2006  Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the
2006 Plan.

      On May  8,  2007,  the  Company's  Stockholders  approved  the  FalconStor
Software,  Inc.,  2007 Outside  Directors  Equity  Compensation  Plan (the "2007
Plan").  Under  the  2007  Plan,  beginning  with  the 2007  Annual  Meeting  of
Stockholders,  each non-employee  Director will receive an annual grant of 5,000 options to purchase Company Common Stock and 5,000 shares of restricted  Company
Common Stock.

      On  May  8,  2007,  the  Company's  Board  of  Directors  approved  a cash compensation plan for the Company's  non-employee  Directors.  The plan provides for annual Director fees of $26,500. The chairperson of the Audit Committee will receive  an  additional  $10,000  per  annum and the  chairpersons  of any other committees will receive an additional $5,000 per annum.  Non-employee  Directors will also receive  $3,000 per annum for each  committee on which they serve in a capacity other than chairperson. Cash fees will be paid quarterly in arrears.

      On May 8, 2007, the annual cash  compensation for each of Wayne Lam, James
Weber and Bernard Wu, all of whom are  executive  officers of the  Company,  was increased to $250,000. None of such individuals has an employment agreement with the Company.

ITEM 6.    EXHIBITS

4.1   FalconStor  Software,  Inc.,  2006  Incentive  Stock Plan,  as amended and restated

4.2   FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan

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

                                          FALCONSTOR SOFTWARE, INC.

                                          /s/ James Weber
                                          --------------------------------------
                                          James Weber
                                          Chief Financial Officer, Vice President and Treasurer
                                          (principal financial and accounting officer)

May 9, 2007

