Form 10-Q
period 2007-06-30
FALCONSTOR SOFTWARE INC
filed 2007-08-09
CIK 922521

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
      OF 1934
      For the quarterly period ended    June 30, 2007
                                    --------------------------------------------

| |   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ________________ to _______________________

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

      The number of shares of Common Stock issued and outstanding as of July 25,
2007 was 50,527,050 and 49,661,850.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                                 Page

PART I.  Financial Information                                                     3

Item 1.  Condensed Consolidated Financial Statements                               3

         Condensed Consolidated Balance Sheets at June 30, 2007
             (unaudited) and December 31, 2006                                     3

         Unaudited Condensed Consolidated Statements of Operations for the
             Three and six months ended June 30, 2007 and 2006                     4

         Unaudited Condensed Consolidated Statements of Cash Flows for the six
             months ended June 30, 2007 and 2006                                   5

         Notes to the Unaudited Condensed Consolidated
             Financial Statements                                                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                            16

Item 3.  Qualitative and Quantitative Disclosures about Market Risk               25

Item 4.  Controls and Procedures                                                  25

PART II. Other Information                                                        26

Item 1.  Legal Proceedings                                                        26

Item 1A. Risk Factors                                                             26

Item 4.  Submission of Matters to a Vote of Security Holders                      28

Item 5.  Other Information                                                        28

Item 6.  Exhibits                                                                 29

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        June 30, 2007    December 31, 2006
                                                                        -------------    -----------------
                           ASSETS                                        (unaudited)
Current assets:
  Cash and cash equivalents ......................................     $  26,225,644      $  15,605,329
  Marketable securities ..........................................        29,931,899         25,354,259
  Accounts receivable, net of allowances of $7,185,360 and
    $6,016,298, respectively......................................        20,506,847         24,134,257
  Prepaid expenses and other current assets ......................         2,044,561          1,244,937
                                                                       -------------      -------------

      Total current assets .......................................        78,708,951         66,338,782

Property and equipment, net of accumulated depreciation of
   $11,879,963 and $10,221,780, respectively .....................         7,107,128          5,960,317
Goodwill .........................................................         3,512,796          3,512,796
Other intangible assets, net .....................................           380,169            407,316
Other assets .....................................................         2,028,606          2,011,433
                                                                       -------------      -------------

      Total assets ...............................................     $  91,737,650      $  78,230,644
                                                                       =============      =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................     $   1,700,825      $   1,432,510
  Accrued expenses ...............................................         5,288,812          6,505,536
  Deferred revenue ...............................................        14,116,551         11,466,552
                                                                       -------------      -------------

             Total current liabilities ...........................        21,106,188         19,404,598

Other long-term liabilities ......................................           133,184            137,317
Deferred revenue .................................................         4,030,451          3,645,482
                                                                       -------------      -------------

             Total liabilities ...................................        25,269,823         23,187,397

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock - $.001 par value, 2,000,000
    shares authorized ............................................              --                 --
  Common stock - $.001 par value, 100,000,000 shares
    authorized, 50,480,810 and 49,085,539 shares issued,
    respectively and 49,615,610 and 48,220,339 shares
    outstanding, respectively ....................................            50,481             49,086
  Additional paid-in capital .....................................       109,983,633         99,282,308
  Accumulated deficit ............................................       (37,208,864)       (38,033,857)
  Common stock held in treasury, at cost (865,200
    shares at both June 30, 2007 and December 31, 2006 ) .........        (5,780,163)        (5,780,163)
  Accumulated other comprehensive loss, net ......................          (577,260)          (474,127)
                                                                       -------------      -------------

      Total stockholders' equity .................................        66,467,827         55,043,247
                                                                       -------------      -------------
      Total liabilities and stockholders' equity .................     $  91,737,650      $  78,230,644
                                                                       =============      =============

            See accompanying notes to unaudited condensed consolidated financial statements.

                                                   3

                                             FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                                   Three Months Ended June 30,          Six Months Ended June 30,
                                                                 ------------------------------      ------------------------------
                                                                     2007              2006              2007             2006
                                                                 ------------      ------------      ------------      ------------

Revenues:
Software license revenue ...................................     $ 11,980,480      $  8,726,021      $ 22,417,985      $ 14,402,710
Maintenance revenue ........................................        4,535,780         2,908,514         8,869,319         5,499,517
Software services and other revenue ........................        1,234,284         1,033,692         2,803,918         1,974,320
                                                                 ------------      ------------      ------------      ------------
                                                                   17,750,544        12,668,227        34,091,222        21,876,547
                                                                 ------------      ------------      ------------      ------------

Operating expenses:
   Amortization of purchased and capitalized
     software ..............................................           24,286           101,333            49,822           253,055
   Cost of maintenance, software services and other
     revenue ...............................................        2,462,050         2,320,065         5,206,338         4,304,662
   Software development costs ..............................        5,341,481         4,905,137        10,857,666         9,512,240
   Selling and marketing ...................................        7,500,433         5,686,742        14,469,184        10,590,747
   General and administrative ..............................        1,922,723         1,390,140         3,860,503         2,711,434
                                                                 ------------      ------------      ------------      ------------
                                                                   17,250,973        14,403,417        34,443,513        27,372,138
                                                                 ------------      ------------      ------------      ------------
       Operating income (loss) .............................          499,571        (1,735,190)         (352,291)       (5,495,591)
                                                                 ------------      ------------      ------------      ------------

Interest and other income, net .............................          594,376           384,009         1,093,747           670,660
                                                                 ------------      ------------      ------------      ------------

       Income (loss) before income taxes ...................        1,093,947        (1,351,181)          741,456        (4,824,931)

Provision (benefit) for income taxes .......................         (285,621)          (46,386)          (83,537)          116,750
                                                                 ------------      ------------      ------------      ------------

       Net income (loss) ...................................     $  1,379,568      $ (1,304,795)     $    824,993      $ (4,941,681)
                                                                 ------------      ------------      ------------      ------------

Basic net income (loss) per share ..........................     $       0.03      $      (0.03)     $       0.02      $      (0.10)
                                                                 ============      ============      ============      ============

Diluted net income (loss) per share ........................     $       0.03      $      (0.03)     $       0.02      $      (0.10)
                                                                 ============      ============      ============      ============

Weighted average basic shares
   outstanding .............................................       49,378,812        48,047,291        48,988,778        48,026,914
                                                                 ============      ============      ============      ============

Weighted average diluted shares
   outstanding .............................................       53,007,181        48,047,291        50,802,963        48,026,914
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

                                                                 4

                                         FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                             2007                 2006
                                                                                        ------------          ------------
Cash flows from operating activities:
   Net income (loss) ...........................................................        $    824,993          $ (4,941,681)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization ...........................................           1,813,510             1,828,762
       Share-based payment compensation ........................................           4,128,106             4,660,622
       Loss on marketable securities ...........................................                --                  28,855
       Loss on foreign currency exchange .......................................                --                  41,670
       Tax benefit from stock option exercises .................................                --                 (10,467)
       Provision for returns and doubtful accounts .............................           2,382,410             1,917,634
     Changes in operating assets and liabilities:
       Accounts receivable .....................................................           1,247,952               538,581
       Prepaid expenses and other current assets ...............................            (798,235)              (89,291)
       Other assets ............................................................             (16,823)             (134,275)
       Accounts payable ........................................................             246,209               (24,756)
       Accrued expenses ........................................................          (1,278,200)              141,179
       Deferred revenue ........................................................           3,025,123             1,483,756
                                                                                        ------------          ------------

          Net cash provided by operating activities ............................          11,575,045             5,440,589
                                                                                        ------------          ------------

Cash flows from investing activities:
   Sale of marketable securities ...............................................          42,494,822            35,377,326
   Purchase of marketable securities ...........................................         (47,053,285)          (43,209,250)
   Purchase of property and equipment ..........................................          (2,797,221)           (1,703,124)
   Purchase of software licenses ...............................................             (15,000)             (168,000)
   Purchase of intangible assets ...............................................             (81,614)             (121,533)
                                                                                        ------------          ------------
     Net cash used in investing activities .....................................          (7,452,298)           (9,824,581)
                                                                                        ------------          ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options .....................................           6,574,614             1,100,272
   Payments made to acquire treasury stock .....................................                --              (1,671,572)
   Tax benefit from stock option exercises .....................................                --                  10,467
                                                                                        ------------          ------------

     Net cash provided by (used in) financing activities .......................           6,574,614              (560,833)
                                                                                        ------------          ------------

Effect of exchange rate changes on cash and cash equivalents ...................             (77,046)               59,332
                                                                                        ------------          ------------

Net increase (decrease) in cash and cash equivalents ...........................          10,620,315            (4,885,493)

Cash and cash equivalents, beginning of period .................................          15,605,329            18,796,973
                                                                                        ------------          ------------

Cash and cash equivalents, end of period .......................................        $ 26,225,644          $ 13,911,480
                                                                                        ============          ============

Cash paid for income taxes .....................................................        $    264,213          $     25,000
                                                                                        ============          ============

The Company did not pay any interest for the six months ended June 30, 2007 and 2006.

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

(c) USE OF ESTIMATES

     The  preparation  of financial  statements  in  conformity  with  generally accepted  accounting  principles  requires  management  to  make  estimates  and assumptions  that  affect the  reported  amounts of assets and  liabilities  and disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and the  reported  amounts  of  revenues  and  expenses  during  the reporting period. The Company's more significant estimates include those related to revenue recognition,  accounts receivable  allowances,  deferred income taxes and accounting for share-based compensation expense. Actual results could differ from those estimates.

(d) UNAUDITED INTERIM FINANCIAL INFORMATION

     The  accompanying   unaudited  interim  condensed   consolidated  financial
statements  have  been  prepared,  without  audit,  pursuant  to the  rules  and
regulations  of  the  Securities  and  Exchange  Commission   ("SEC").   Certain
information  and note  disclosures  normally  included in  financial  statements prepared in accordance  with  accounting  principles  generally  accepted in the
United States of America have been  condensed or omitted  pursuant to such rules and regulations relating to interim financial statements.

     In the opinion of management,  the accompanying unaudited interim condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2007, and the results of its operations for the three and six months ended June 30, 2007 and 2006.  The results of  operations  of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

(e) CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company considers all highly liquid  investments with maturity of three months  or  less  when  purchased  to be  cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$13.7  million  and  $11.0  million  at June 30,  2007 and  December  31,  2006, respectively.  Marketable  securities  at June 30,  2007 and  December  31, 2006 amounted to $29.9  million and $25.4  million,  respectively,  and  consisted of
corporate   bonds  and   government   securities,   which  are   classified   as
available-for-sale,  and accordingly,  unrealized gains and losses on marketable securities are reflected as a component of accumulated other  comprehensive loss in stockholders' equity.

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
Reseller  customers  typically  send the Company a purchase order only when they have an end user identified. When a customer licenses software together with the purchase  of  maintenance,  the  Company  allocates  a  portion  of  the  fee to maintenance  for its fair value.  Software  maintenance  fees are  deferred  and recognized  as revenue  ratably  over the term of the  contract.  The  long-term portion of  deferred  revenue  relates to  maintenance  contracts  with terms in excess of one year. The cost of providing  technical support is included in cost of maintenance,  software  service and other revenues.  The Company  provides an allowance  for software  product  returns as a reduction of revenue,  based upon historical experience and known or expected trends.

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

     For the three  months ended June 30,  2007,  the Company had two  customers that  together  accounted for 40% of revenues,  and two customers  that together accounted for 25% of the accounts  receivable  balance at June 30, 2007. For the three months ended June 30, 2006,  the Company had two  customers  that together accounted for 32% of revenues.

(g)   PROPERTY AND EQUIPMENT

     Property and  equipment  are recorded at cost.  Depreciation  is recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years). Depreciation expense was $857,074 and $767,739 for the three months ended June 30, 2007 and 2006, respectively.  Depreciation expense was $1,658,183 and  $1,504,257  for the six months ended June 30, 2007 and 2006,  respectively.
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
OTHER INTANGIBLE  ASSETS,  the Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company's annual impairment  assessment  is  performed as of December  31st of each year,  and an assessment is made at other times if events or changes in circumstances indicate that it is more  likely  than  not  that the  asset  is  impaired.  Identifiable intangible assets are amortized over a three-year period using the straight-line method.  Amortization expense was $54,405 and $45,468 for the three months ended
June 30, 2007 and 2006,  respectively.  Amortization  expense was  $108,760  and
$90,648 for the six months ended June 30, 2007 and 2006, respectively. The gross carrying amount and accumulated  amortization of other  intangible  assets as of
June 30, 2007 and December 31, 2006 are as follows:

                                        June 30,          December 31,
                                          2007                2006
                                      -----------         -----------
     Patents:

     Gross carrying amount            $ 1,104,706         $ 1,023,093
     Accumulated amortization            (724,537)           (615,777)
                                      -----------         -----------
     Net carrying amount              $   380,169         $   407,316
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

     Purchased software technology of $148,756 and $183,578,  net of accumulated amortization of $5,058,675 and $5,008,853 is included in other assets as of June
30, 2007 and December 31, 2006,  respectively.  Amortization expense was $24,286 and $101,333 for the three months ended June 30, 2007 and 2006, respectively and
$49,822  and  $253,055  for the  six  months  ended  June  30,  2007  and  2006, respectively.  Amortization of purchased software  technology is recorded at the greater of the straight line basis over the products'  estimated  remaining life or the ratio of current period revenue of the related  products to total current and anticipated future revenue of these products.

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

      On  January 1, 2007,  the  Company  adopted  FASB  Interpretation  No. 48,
ACCOUNTING  FOR  UNCERTAINTY  IN  INCOME  TAXES,   ("FIN  48").  FIN  48  is  an
interpretation  of FASB  Statement No. 109,  ACCOUNTING  FOR INCOME  TAXES,  and
addresses the  determination  of whether tax benefits  claimed or expected to be claimed on a tax return  should be recorded in the financial  statements.  Under
FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it meets the "more likely than not"  threshold that the position will be sustained on examination by the taxing authority,  based on the technical merits of the position.  The tax benefits  recognized in the financial  statements from such a position  should be  measured  based on the  largest  benefit  that has a
greater  than  fifty  percent   likelihood  of  being   realized  upon  ultimate
settlement.  FIN 48 also provides  guidance on  de-recognition,  classification, interest and penalties on income taxes,  accounting in interim periods, and also requires  increased  disclosures.  The  adoption of FIN 48 did not result in any
adjustment  to  the  recognized   benefits  from  the  Company's  uncertain  tax
positions. See footnote No. 6, "Income Taxes" for additional information.

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

(l) SHARE-BASED PAYMENTS

     Effective  January 1, 2006, the Company  adopted the provisions of SFAS No.
123(R),  SHARE-BASED PAYMENT,  which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of SFAS No. 123(R),  share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense  over the  requisite  employee  service  period  (generally  the vesting period) for awards  expected to vest.  The Company  estimates  the fair value of share-based payments using the Black-Scholes  option-pricing model. Stock option exercises  and  restricted  stock awards are  expected to be fulfilled  with new shares of common stock.

     The Company accounts for stock option grants to non-employees in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED  COMPENSATION,  and EITF Issue No.
96-18, ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES
FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES,  which require that the fair value of these  instruments  be  recognized as an expense over the period in which the related services are rendered.

(m) FINANCIAL INSTRUMENTS

     As of June 30, 2007 and December 31, 2006,  the fair value of the Company's financial instruments including cash and cash equivalents,  accounts receivable, accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

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

(o) EARNINGS PER SHARE (EPS)

      Basic EPS is computed  based on the weighted  average  number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to the net loss for the three and six  months  ended  June 30,
2006, all common stock equivalents were excluded from diluted net loss per share for  the  periods.  As of  June  30,  2007  potentially  dilutive  common  stock equivalents  included  9,856,588  stock options and shares of  restricted  stock outstanding.

     The  following   represents  a   reconciliation   of  the   numerators  and
denominators of the basic and diluted earnings per share ("EPS") computation:

                                       Three Months Ended June 30, 2007                 Three Months Ended June 30, 2006
                                    Net Income       Shares      Per Share        Net Income         Shares       Per Share
                                   (Numerator)    (Denominator)    Amount         (Numerator)     (Denominator)     Amount
                                   -----------     ----------    ----------       -----------       ----------     --------
Basic EPS                          $ 1,379,568     49,378,812    $     0.03       $(1,304,795)      48,047,291     $  (0.03)
                                                                 ==========                                        ========
Effect of dilutive securities:
  Stock Options                                     3,628,369                                            --
                                   -----------     ----------    ----------       -----------       ----------     --------
Diluted EPS                        $ 1,379,568     53,007,181    $     0.03       $(1,304,795)      48,047,291     $  (0.03)
                                   ===========     ==========    ==========       ===========       ==========     ========

                                         Six Months Ended June 30, 2007                 Six Months Ended June 30, 2006
                                    Net Income       Shares      Per Share        Net Income         Shares       Per Share
                                   (Numerator)    (Denominator)    Amount         (Numerator)     (Denominator)     Amount
                                   -----------     ----------    ----------       -----------       ----------     --------
 Basic EPS                         $   824,993     48,988,778    $     0.02       $(4,941,681)      48,026,914     $  (0.10)
                                                                 ==========                                        ========
 Effect of dilutive securities:
 Stock Options                                      1,814,185                                             --
                                   -----------     ----------    ----------       -----------       ----------     --------
 Diluted EPS                       $   824,993     50,802,963    $     0.02       $(4,941,681)      48,026,914     $  (0.10)
                                   ===========     ==========    ==========       ===========       ==========     ========

(p) COMPREHENSIVE INCOME (LOSS)

   The Company's comprehensive income (loss) is as follows:

                                                   Three Months Ended June 30,       Six Months Ended June 30,
                                                    2007             2006              2007             2006
                                                    ----             ----              ----             ----
Net Income (loss)                               $ 1,379,568      $(1,304,795)     $   824,993      $(4,941,681)
                                                -----------      -----------      -----------      -----------
Other comprehensive income (loss):
    Foreign currency translation
     adjustments                                    (83,667)          93,063         (124,879)         104,502

    Unrealized gains (loss) on investments           (4,719)         (29,759)          19,177          (18,880)

    Benefit plan adjustment                           2,569             --              2,569             --
                                                -----------      -----------      -----------      -----------
Other comprehensive income (loss)                   (85,817)          63,304         (103,133)          85,622
                                                -----------      -----------      -----------      -----------
Comprehensive income (loss)                     $ 1,293,751      $(1,241,491)     $   721,860      $(4,856,059)
                                                ===========      ===========      ===========      ===========

(q) NEW ACCOUNTING PRONOUNCEMENTS

     In February  2007,  the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR
FINANCIAL  ASSETS AND  FINANCIAL  LIABILITIES  - INCLUDING  AN AMENDMENT OF FASB
STATEMENT NO. 115. SFAS No. 159 permits  entities to choose to measure  eligible items at fair value at specified  election dates and to report  unrealized gains and losses on items for which the fair value option has been elected in earnings at each  subsequent  reporting  date. SFAS No. 159 is effective for fiscal years beginning  after  November 15, 2007.  The Company is  currently  evaluating  the impact  of  the  provisions  of  SFAS  No.  159 on  its  consolidated  financial statements.

     In September 2006, the FASB issued SFAS No. 157, FAIR VALUE Measurements to clarify the  definition of fair value,  establish a framework for measuring fair value and  expand  the  disclosures  on fair  value  measurements.  SFAS No. 157 defines  fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement  date (an exit price).  SFAS No. 157 also stipulates  that, as a
market-based  measurement,   fair  value  should  be  determined  based  on  the
assumptions  that  market  participants  would  use  in  pricing  the  asset  or liability, and establishes a fair value hierarchy that distinguishes between (a)
market  participant  assumptions  developed  based on market data  obtained from sources  independent  of the reporting  entity  (observable  inputs) and (b) the
reporting  entity's  own  assumptions  about  market   participant   assumptions
developed  based  on  the  best  information   available  in  the  circumstances
(unobservable  inputs).  SFAS No. 157 becomes  effective  for the Company in its fiscal year beginning  January 1, 2008. The Company is currently  evaluating the impact  of  the  provisions  of  SFAS  No.  157 on  its  consolidated  financial statements.

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

     On May 14, 2004,  the Company  adopted the FalconStor  Software,  Inc. 2004
Outside  Directors  Stock  Option  Plan  (the  "2004  Plan").  The 2004  Plan is
administered  by the Board of Directors and provides for the granting of options to  non-employee  directors  of the Company to purchase up to 300,000  shares of
Company common stock.  Exercise  prices of the options must be equal to the fair market  value of the common  stock on the date of grant.  Options  granted  have terms of ten  years.  All  options  granted  under the 2004 Plan must be granted within  three years of the  adoption of the 2004 Plan.  As of May 14,  2007,  no additional options will be available for grant under the 2004 Plan.

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

     On May 8,  2007,  the 2006 Plan was  amended so that if, on July 1st of any calendar  year in which  the Plan is in effect  (the  "Calculation  Date"),  the number of  shares of stock to which  options  may be  granted  is less than five percent (5%) of the number of  outstanding  shares of stock,  then the number of shares of stock available for issuance under the Plan shall be increased so that the number  equals five percent (5%) of the shares of stock  outstanding.  In no event shall the number of shares of stock  subject to the Plan in the  aggregate exceed  twenty  million  shares,  subject to  adjustment as provided in the 2006
Plan. On July 1, 2007, the total number of  outstanding  shares of the Company's common stock  totaled  49,615,610.  Pursuant to the 2006 Plan,  as amended,  the total  shares  available  for  issuance  under the 2006 Plan thus  increased  by
2,170,731 shares to 2,480,781 shares available for issuance as of July 1, 2007.

     On  May  8,  2007,  the  Company's  stockholders  approved  the  FalconStor
Software,  Inc.  2007  Outside  Directors  Equity  Compensation  Plan (the "2007
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

The following table summarizes stock option activity during the six months ended
June 30, 2007:

                                                                             Weighted
                                                              Weighted        Average
                                                               Average       Remaining     Aggregate
                                                  Number of    Exercise     Contractual    Intrinsic
                                                   Options      Price       Life (Years)     Value
                                                 ----------   -----------   -----------   -----------
Outstanding at December 31, 2006                 10,835,975   $    5.62
Granted                                              64,000   $    8.75
Exercised                                          (998,353)  $    4.13
Cancelled                                           (97,467)  $    6.95
                                                 ----------   -----------

Outstanding at March 31, 2007                     9,804,155   $    5.77         6.45      $45,595,769
                                                 ----------   -----------   -----------   -----------
Granted                                             330,000   $   11.07
Exercised                                          (396,918)  $    6.16
Cancelled                                          (132,149)  $    7.19
                                                 ----------   -----------
Outstanding at June 30, 2007                      9,605,088   $    5.91         6.30      $44,607,190
                                                 ==========   ===========   ===========   ===========
Options exercisable at June 30, 2007              7,096,560   $    5.23         5.46      $37,642,505
                                                 ----------   -----------   -----------   -----------

     Stock option  exercises are fulfilled with new shares of common stock.  The total cash received from stock option  exercises for the three months ended June
30, 2007 and 2006 was  $2,446,812  and  $304,157,  respectively.  The total cash received from stock option  exercises for the six months ended June 30, 2007 and
2006 was $6,574,614 and $1,100,272,  respectively.  The total intrinsic value of stock options exercised during the three months ended June 30, 2007 and 2006 was
$1,931,508  and  $148,810,  respectively.  The  total  intrinsic  value of stock options  exercised  during  the six  months  ended  June  30,  2007 and 2006 was
$8,240,820 and $1,623,237, respectively.

     The Company recognized  share-based  compensation expense for awards issued under the  Company's  stock  option  plans in the  following  line  items in the condensed consolidated statements of operations:

                                            Three Months Ended  Three Months Ended
                                                  June 30,           June 30,

                                                    2007               2006
                                                    ----               ----
Cost of  maintenance,  software  services
 and other revenue                              $  224,454         $  356,159
Software development costs                         756,294          1,078,138
Selling and marketing                              714,610            684,686
General and administrative                         242,663            277,119
                                                ----------         ----------
                                                $1,938,021         $2,396,102
                                                ==========         ==========

                                              Six Months Ended    Six Months Ended
                                                  June 30,           June 30,

                                                    2007               2006
                                                    ----               ----

Cost of  maintenance,  software  services
  and other revenue                             $  509,303         $  699,549
Software development costs                       1,679,950          2,133,099
Selling and marketing                            1,433,527          1,345,538
General and administrative                         505,326            482,436
                                                ----------         ----------
                                                $4,128,106         $4,660,622
                                                ==========         ==========

     The Company  did not  recognize  any tax  benefits  related to  share-based compensation expense during the three and six months ended June 30, 2007. During the three and six months ended June 30, 2006, the Company  recognized $10,467 of tax benefits related to share-based compensation expense.

     In 2006, the Company  granted  options to purchase  25,000 shares of common stock to certain non-employee consultants in exchange for professional services.
During the three  months  ended June 30, 2007,  the Company  granted  options to purchase  6,000 shares of common stock to certain  non-employee  consultants  in exchange for  professional  services.  The aggregate fair value of these options are determined using the Black-Scholes method as of each balance sheet date, and are being expensed over their respective period of services to be provided.  The related  cumulative  aggregate expense totaled $58,370 through June 30, 2007, of which $19,607 and $40,455 were recognized  during the three and six months ended
June 30, 2007, respectively.

     In 2006, the Company granted 225,000 shares of restricted  stock to certain officers  and  employees  at an average fair value per share at date of grant of
$7.06 per  share.  During the three  months  ended June 30,  2007,  the  Company granted  26,500  shares of  restricted  stock to certain  Outside  Directors and employees at a fair value per share at date of grant of $11.10 per share.  As of
June 30, 2007, no restricted shares have vested or been forfeited. There were no restricted shares issued or outstanding as of June 30, 2006.

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

     As of June 30,  2007 and  2006,  there  was  approximately  $9,848,541  and
$12,152,329,  respectively,  of total unrecognized  compensation cost related to the Company's unvested options and restricted shares granted under the Company's stock plans.

     In September  2003, the Company entered into a worldwide OEM agreement with a major  technology  company  (the  "OEM"),  and granted to the OEM  warrants to purchase  750,000 shares of the Company's common stock with an exercise price of
$6.18 per share. A portion of the warrants were to vest annually  subject to the
OEM's  achievement of pre-defined and mutually agreed upon sales objectives over a three-year  period  beginning  June 1, 2004.  As of June 1, 2007,  none of the warrants  had vested and the rights to  exercise  the  warrants  expired on such date.

(3) SEGMENT REPORTING

     The Company is  organized  in a single  operating  segment for  purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers in the  following  geographical  areas for the three and six months ended June 30, 2007 and 2006, and the location of long-lived assets as of
June 30, 2007 and December 31, 2006, are summarized as follows:

                                   Three Months Ended June 30,                  Six Months Ended June 30,
                                   2007                  2006                  2007                  2006
                               -----------           -----------           -----------           -----------
United States                  $12,325,435           $ 8,603,774           $24,070,183           $14,898,771
Asia                             2,174,322             2,117,520             4,060,086             3,499,868
Other international              3,250,787             1,946,933             5,960,953             3,477,908
                               -----------           -----------           -----------           -----------

      Total revenues           $17,750,544           $12,668,227           $34,091,222           $21,876,547
                               ===========           ===========           ===========           ===========

                                            June 30,        December 31,
                                              2007              2006
                                          -----------       -----------
Long-lived assets:

United States                             $11,108,005       $10,113,633
Asia                                        1,612,252         1,498,534
Other international                           308,442           279,695
                                          -----------       -----------
     Total long-lived assets              $13,028,699       $11,891,862
                                          ===========       ===========

(4) STOCK REPURCHASE PROGRAM

     On October 25,  2001,  the Company  announced  that its Board of  Directors authorized  the  repurchase  of  up to  two  million  shares  of  the  Company's outstanding  common stock. The repurchases may be made from time to time in open market  transactions  in such amounts as  determined  at the  discretion  of the
Company's  management.  The terms of the stock repurchases will be determined by management based on market  conditions.  There were no stock repurchases  during the three and six months  ended June 30,  2007.  During the three and six months ended June 30, 2006, the Company purchased 250,000 shares of its common stock in open market  purchases for a total cost of $1,671,572.  As of June 30, 2007, the
Company had repurchased a total of 865,200 shares for $5,780,163.

(5) COMMITMENTS AND CONTINGENCIES

     The Company has an operating  lease covering its corporate  office facility that expires in February  2012.  The Company also has several  operating  leases related to offices in foreign  countries.  The expiration dates for these leases range from 2007 through  2015.  The  following  is a schedule of future  minimum lease payments for all operating leases as of June 30, 2007:

2007 ................................................                 $1,051,373
2008 ................................................                  1,895,160
2009 ................................................                  1,836,775
2010 ................................................                  1,472,522
2011 ................................................                  1,370,573
Thereafter ..........................................                    718,740
                                                                      ----------
                                                                      $8,345,143
                                                                      ==========

     The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such  matters  cannot be  predicted  with  certainty,  such  matters are not expected  to have a  material  adverse  effect  on our  financial  condition  or operating results.

(6) INCOME TAXES

     For the three and six months  ended June 30, 2007 and 2006,  the  Company's provision  for  income  taxes  consists  of U.S.  and  foreign  taxes in amounts necessary to align its  year-to-date  tax provision  with the effective tax rate the Company  expects to achieve for the full year.  The provision  includes U.S.
federal  alternative  minimum taxes and state minimum taxes that are expected to be incurred primarily as a result of the limitations on the Company's ability to utilize net operating  losses under the  alternative  minimum tax system and the non-deductibility  of certain  share-based  compensation  expense for income tax purposes that has been recognized for financial  statement  purposes and foreign taxes.  During the six months  ended June 30,  2007,  the  Company's  income tax benefit of $83,537  includes  discrete  items for (i)  $57,058  related to state income  taxes  incurred in periods  prior to 2007,  (ii)  $120,000  related to a change in the Company's estimate of amounts due in certain foreign jurisdictions for periods prior to 2007,  based upon the Company's  evaluation of  information
obtained  in  2007,   and  (iii)  $0.3  million  of  benefit   associated   with
disqualifying dispositions of incentive stock options.

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

      Through March 31, 2007, the Company maintained a full valuation  allowance against  its net  deferred  tax assets  due to the  Company's  prior  history of pre-tax  losses  and  uncertainty  about the timing of and  ability to  generate taxable income in the future.  As discussed above,  the Company  recognized $0.3 million of tax benefits associated with disqualifying  dispositions of incentive stock options during the three and six months ended June 30, 2007 as a result of continued  positive  operating  results  and  improved  projections  for taxable income.  The Company believes that if positive evidence from its earnings trends continue in subsequent quarters,  it is likely that the Company will recognize a significant  portion of its  deferred  tax assets,  through a  reduction  in its deferred tax valuation  allowance in the near term. In determining the period in which related tax benefits are realized for book  purposes,  excess  share-based payment deductions and deductions from discontinued  operations  included in net operating losses, are realized after regular net operating losses are exhausted.
If the entire  deferred  tax asset were  realized,  approximately  $6.0  million
(related to the tax effects of excess compensation  deductions from exercises of employee and consultant  stock  options) would be allocated to  paid-in-capital, with the remainder reducing income tax expense.

   The Company's total unrecognized tax benefits as of January 1, 2007 were $4.4 million,  which, if recognized,  would affect the Company's  effective tax rate.
Total accrued interest and penalties as of January 1, 2007 were $22,193.  During the three months ended June 30, 2007, there were no additional  unrecognized tax benefits  identified.  The  Company  does not expect that its  unrecognized  tax benefits will significantly  change within the next 12 months. The Company files a consolidated U.S. Income tax return and tax returns in various state and local jurisdictions. The returns filed in various state and local jurisdictions may be filed on a separate  company,  combined or  consolidated  basis depending on the legal requirements of the taxing jurisdiction.  The Company's  subsidiaries also file tax returns in various foreign jurisdictions.  In addition to the U.S., the
Company's major taxing jurisdictions include China, Japan, Taiwan, Korea, United
Kingdom,  Germany,  France  and  Australia.  There  have  not  been any past tax
examinations   nor  are  there  any  current  tax   examinations   in  progress.
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
RISKS AND  UNCERTAINTIES,  AND THAT ACTUAL  RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  PROJECTED IN THE  FORWARD-LOOKING  STATEMENTS.  THE FOLLOWING  DISCUSSION
SHOULD BE READ TOGETHER WITH THE CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES TO
THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

     Our results for the second  quarter of 2007  showed  solid  growth from the same  period  in the  prior  year.  Both  our  revenues  and our  gross  margins increased.

     Revenues  for the second  quarter of 2007  increased  40% to $17.8  million compared with revenues of $ 12.7 million in the second quarter of 2006. Revenues from both our OEM partners and our resellers increased from the same period last year.

     Our  revenues  grew 9% from the  previous  quarter and were higher than our revenues  in every  quarter  in the  Company's  history,  other  than the fourth quarter of 2006. We believe this shows  continued  momentum for our products and services.

     EMC  Corporation  accounted for 26% of our revenues,  and Sun  Microsystems accounted for 14% of our revenues,  in the second quarter of 2007. We anticipate that each of these customers will account for 10% or more of our revenues during
2007.  EMC  has  consistently  contributed  20% or more  of our  revenues  for a significant  period of time.  Sun's  revenue  contribution  has  fluctuated on a quarterly  basis,  but their  announcement  regarding  their VTL strategy in the fourth quarter of 2006, and the  announcement  in April 2007 that Sun will carry our full product line, gives us reason to believe that their contribution to our revenues will remain at or above the 10% level.

     We  continue to monitor  our  management  structure  to  determine  whether changes or  additional  resources  will help to  continue or to  accelerate  the positive momentum. We anticipate that we will need to add resources to our sales and marketing team to realize the full potential of our existing  opportunities, to establish  our  visibility  in the  marketplace,  and to generate  additional business prospects.

     In addition to increased  revenues,  the other  indicators we use to assess our performance and growth continued to be positive.

     We had net income of $1.4 million for the three months ended June 30, 2007.
This positive result includes $1.9 million of share-based  compensation  expense related to SFAS No. 123(R).  Cash flows from operations in the second quarter of
2007 were again  positive.  We continue to believe  that our ability to fund our own growth internally bodes well for our long-term success.

     Deferred revenue at June 30, 2007 increased 63%,  compared with the balance at June 30, 2006. We consider the continued growth of our deferred revenue as an important indicator of the success of our products.  We believe that support and maintenance  renewals,  which comprise the majority of our deferred revenue, are expressions of satisfaction with our products and our support  organization from our end users.

     Operating  expenses  increased by $2.8 million,  or 20%,  compared with the second quarter of 2006.  Operating  expenses include $1.9 million in share-based compensation  expense  for the  second  quarter  of 2007,  and $2.4  million  in share-based  compensation expense for the second quarter of 2006. We are pleased that our revenues,  on both an absolute and a percentage basis, continue to grow at a higher rate than our expenses.

     Our gross margins  increased to 86% for the second quarter of 2007 from 81%
for the second quarter of 2006. Share-based  compensation expense within cost of maintenance, software services and other revenue was 1% of revenue in the second quarter of 2007 and 3% in the second quarter of 2006.

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

RESULTS OF  OPERATIONS - FOR THE THREE MONTHS ENDED JUNE 30, 2007  COMPARED WITH
THE THREE MONTHS ENDED JUNE 30, 2006.

     Revenues for the three months  ended June 30, 2007  increased  40% to $17.8 million  compared  with $12.7  million for the three months ended June 30, 2006.
Our  operating  expenses  increased  20% from $14.4 million for the three months ended June 30, 2006 to $17.3  million for the three  months ended June 30, 2007.
Included in our operating  expenses for the three months ended June 30, 2007 and
2006 was  $1.9  and $2.4  million,  respectively,  of  share-based  compensation expense in  accordance  with SFAS No.  123(R).  Net income for the three  months ended June 30, 2007 was $1.4  million  compared  with a net loss of $1.3 million for the three  months  ended June 30,  2006.  The growth in revenues  was due to significant  increases in our software license and maintenance  revenues as well
as  moderate  increases  in  software  services  and  other  revenues.   Revenue
contribution  from our OEM  partners  increased  in  absolute  dollars  and as a percentage  of our total revenue for the quarter ended June 30, 2007 as compared with the same period in 2006.  Revenue  from  resellers  and  distributors  also increased  in  absolute  dollars  for the three  months  ended June 30,  2007 as compared with the same period in 2006.  Expenses increased in all aspects of our business to support our continued growth. During the three months ended June 30,
2007,  we continued  to increase  the number of  employees  and to invest in our
infrastructure  by  increasing  our  capital   expenditures   particularly  with
purchases of equipment for support of our existing and future product lines.  We increased the number of employees  from 330 as of June 30, 2006 to 394 employees as of June 30, 2007.

REVENUES

SOFTWARE LICENSE REVENUE

     Software license revenue is comprised of software licenses sold through our
OEMs,  value-added  resellers  and  distributors  to end-users  and, to a lesser extent,  directly to end-users.  These revenues are recognized when, among other requirements,  we  receive  a  customer  purchase  order  or  a  royalty  report summarizing  software licenses sold and the software and permanent key codes are delivered to the customer.  We sometimes receive  nonrefundable royalty advances and  engineering  fees from some of our OEM  partners.  These  arrangements  are evidenced by a signed customer contract,  and the revenue is recognized when the software product master is delivered and accepted, and the engineering services, if any, have been performed.

     Software  license  revenue  increased  37% from $8.7  million for the three months ended June 30, 2006 to $12.0  million for the three months ended June 30,
2007.  Continued  growth of  market  acceptance  and  increased  demand  for our products  has  resulted in  increased  sales from our OEM  partners and were the primary drivers of the increase in software  license  revenue.  Software license revenue  increased  from both our OEM partners and from our  resellers.  Revenue from our OEM partners increased as a percentage of total revenue.  We expect our software license revenue to continue to grow in future periods.

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
Professional  services  revenue is  recognized  in the period  that the  related services are performed.  Revenue from engineering  services is primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed.  During  the  three  months  ended  June 30,  2007 and  2006,  we had transactions  in which we purchased  hardware and bundled this hardware with our software  and sold this  bundled  solution  to our  customer.  A portion  of the contractual  fees is  recognized  as revenue  when the  hardware  or software is delivered to the  customer  based on the  relative  fair value of the  delivered element(s).  Maintenance,  software  services and other revenue increased 46% to
$5.8  million for the three months ended June 30, 2007 from $3.9 million for the three months ended June 30, 2006.

     The major factor behind the increase in maintenance,  software services and other revenue was an increase in the number of maintenance and technical support contracts we sold. As we are in business longer, and as we license more software from our continued  customer  base and product  offerings  expansion,  we expect these  revenues  will  continue to increase.  The majority of our new  customers purchase  maintenance and support and most customers renew their maintenance and support after their initial contracts expire. Maintenance revenue increased $1.6 million  from $2.9  million  for the three  months  ended June 30,  2006 to $4.5 million for the three months ended June 30,  2007.  Software  services and other revenue  increased  approximately  $0.2  million from $1.0 million for the three months  ended June 30, 2006 to $1.2  million for the three months ended June 30,
2007. We expect maintenance, software services and other revenues to continue to increase.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

     To remain  successful  in the network  storage  solutions  market,  we must continually  upgrade our  software by  enhancing  the  existing  features of our products and by adding new features and products.  We often evaluate  whether to develop these new offerings  in-house or whether we can achieve a greater return on investment by purchasing or licensing  software from third parties.  Based on our evaluations we have purchased or licensed  various software for resale since
2001. As of June 30, 2007, we had $0.1 million of purchased  software  licenses, net of accumulated  amortization  of $5.1 million that are being  amortized over three years.  For the three months ended June 30, 2007,  we recorded  $24,000 of amortization related to these purchased software licenses.  As of June 30, 2006, we  had  $0.3  million  of  purchased  software  licenses,  net  of  accumulated amortization of $4.9 million and recorded approximately $100,000 of amortization for the three  months ended June 30, 2006  related to these  purchased  software licenses.  We will continue to evaluate  third party  software  licenses and may make  additional  purchases from time to time,  which would impact the amount we record as amortization expense in future periods.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

     Cost  of  maintenance,   software  services  and  other  revenues  consists
primarily  of  personnel  and other costs  associated  with  providing  software implementations,  technical support under maintenance  contracts,  training, and share-based  compensation  expense  associated  with  SFAS No.  123(R).  Cost of maintenance,  software  services and other  revenues  also  includes the cost of hardware purchased that was resold.  Cost of maintenance,  software services and other  revenues for the three months ended June 30, 2007 increased by 6% to $2.5 million compared with $2.3 million for the three months ended June 30, 2006. The increase  in cost of  maintenance,  software  services  and  other  revenue  was principally  due to the  increase in personnel  and related  costs for the three months ended June 30, 2007 as compared with the same period in 2006. As a result of our  increased  sales  from  maintenance  and  support  contracts,  we  hired additional  employees to provide technical  support.  Consequently,  our cost of maintenance,  software  services  and other  revenue  will  continue  to grow in absolute dollars as our revenues from these services also increase.

     Gross profit for the three months ended June 30, 2007 was $15.3  million or
86% of  revenue  compared  with $10.2  million  or 81% of revenue  for the three months ended June 30, 2006.  The increase in our gross margin was  primarily due to the increase of our revenue  combined  with our  continued  focus on our cost structure. Share-based compensation expense included in the cost of maintenance, software  services  and other  revenue  decreased  in  absolute  dollars to $0.2 million  from $0.4  million for the three  months  ended June 30, 2007 and 2006, respectively. Share-based compensation expense was equal to 1% and 3% of revenue for the three months ended June 30, 2007 and 2006, respectively.

SOFTWARE DEVELOPMENT COSTS

     Software development costs consist primarily of personnel costs for product development personnel, share-based compensation expense associated with SFAS No.
123(R), and other related costs associated with the development of new products, enhancements  to existing  products,  quality  assurance  and testing.  Software development  costs  increased 9% to $5.3 million for the three months ended June
30, 2007 from $4.9 million for the three  months ended June 30, 2006.  The major contributing  factors to the increase in software  development costs were higher salary costs and personnel  related costs as a result of increased  headcount to enhance  and test our  core  network  storage  software  product,  as well as to develop new  innovative  features and options during the three months ended June
30, 2007 as  compared  with the same  period in 2006.  Share-based  compensation expense included in software  development costs decreased in absolute dollars to
$0.8  million  from $1.1  million for the three  months  ended June 30, 2007 and
2006,  respectively.  Share-based  compensation  expense  included  in  software development  costs was equal to 4% and 9% of revenue for the three  months ended
June 30,  2007 and 2006,  respectively.  We intend to  continue  recruiting  and hiring  product  development  personnel  to  support  our  software  development process.

SELLING AND MARKETING

     Selling and  marketing  expenses  consist  primarily of sales and marketing personnel and related costs,  share-based  compensation  expense associated with
SFAS No. 123(R),  travel,  public relations  expense,  marketing  literature and promotions,  commissions, trade show expenses, and the costs associated with our foreign  sales  offices.  Selling and marketing  expenses  increased 32% to $7.5 million for the three months ended June 30, 2007 from $5.7 million for the three months ended June 30, 2006.  The increase in selling and marketing  expenses was primarily due to (i) higher  commissions paid as a result of our 40% increase in revenue, and (ii) higher salary costs and personnel related costs as a result of increased sales and marketing  headcount  during the three months ended June 30,
2007 as compared with the same period in 2006. Share-based  compensation expense included in selling and marketing  remained  consistent  in absolute  dollars at
$0.7 million for both the three months ended June 30, 2007 and 2006. Share-based compensation  expense included in selling and marketing expenses was equal to 4%
and  5% of  revenue  for  the  three  months  ended  June  30,  2007  and  2006, respectively.  In addition,  we  continued  to hire new sales and sales  support personnel and to expand our worldwide  presence to accommodate  our  anticipated revenue growth.  We anticipate that as we continue to grow sales,  our sales and marketing expenses will continue to increase in support of such sales growth.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of personnel costs of
general  and  administrative   functions,   share-based   compensation   expense
associated  with SFAS No. 123(R),  public company  related costs,  directors and officers  insurance,  legal and professional  fees, and other general  corporate overhead  costs.  General  and  administrative  expenses  increased  38% to $1.9 million for the three months ended June 30, 2007 from $1.4 million for the three months ended June 30, 2006. The increase in general and administrative  expenses was  primarily  due  to  (i)  higher  professional  fees  as  a  result  of  the implementation  of FIN No. 48 and other tax related  planning  activities  which commenced for fiscal year 2007,  and (ii) increased  compensation  and personnel related  costs as a result of  increased  headcount  to support  our general and administrative  needs for the three months ended June 30, 2007 as compared  with the same period in 2006.  Share-based  compensation  expense included in general and  administrative  decreased  in absolute  dollars to $0.2  million  from $0.3 million  for the  three  months  ended  June 30,  2007 and  2006,  respectively.
Share-based compensation expense included in general and administrative expenses was equal to 1% and 2% of revenue for the three  months  ended June 30, 2007 and
2006,  respectively.  Additionally,  as our  revenue  and  number  of  employees increase,  our legal and professional fees and other general corporate  overhead costs have increased and are likely to continue to increase.

INTEREST AND OTHER INCOME

     We  invest  our  cash,  cash  equivalents  and  marketable   securities  in
government securities and other low risk investments.  Interest and other income increased to $0.6 million for the three months ended June 30, 2007 compared with
$0.4  million  for the three  months  ended  June 30,  2006.  This  increase  is primarily due to increased cash balance as of June 30, 2007 as compared with the same period in 2006, as well as increased  interest  rates,  which resulted in a higher average cash balance invested at greater interest rates.

INCOME TAXES

     For the three months ended June 30, 2007 and 2006, our provision for income taxes  consisted  of U.S.  and foreign  taxes in amounts  necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year.  Our  provision  for income taxes for the three months ended June
30,  2007  consists  primarily  of foreign  taxes and U.S.  federal  alternative minimum taxes and state minimum taxes that are expected to be incurred primarily as a result of the  limitations  on our ability to utilize net operating  losses under the alternative minimum tax system, and the  non-deductibility  of certain share-based  compensation  expenses  for  income  tax  purposes  that  have been recognized for financial  statement  purposes and foreign  taxes.  For the three months ended June 30, 2007, we recorded an income tax benefit of $285,621, which includes  approximately $0.3 million of tax benefits recognized  associated with disqualifying  dispositions  of  incentive  stock  options  as a  result  of our continued  positive  operating  results  and  improved  projections  for taxable income.  We believe that if positive  evidence from our earnings trends continue in subsequent quarters,  it is likely we will recognize a significant portion of our  deferred  tax assets  through a reduction  in our  deferred  tax  valuation allowance in the near term.

RESULTS OF OPERATIONS - FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX
MONTHS ENDED JUNE 30, 2006.

     Revenues  for the six months  ended June 30,  2007  increased  56% to $34.1 million  compared with $21.9 million for the six months ended June 30, 2006. Our operating  expenses  increased  26% from $27.4  million for the six months ended
June 30, 2006 to $34.4 million for the six months ended June 30, 2007.  Included in our  operating  expenses  for the six months ended June 30, 2007 and 2006 was
$4.1 and $4.7 million, respectively, of share-based compensation expense related to stock-based  compensation in accordance with SFAS No. 123(R).  Net income for the six months ended June 30, 2007 was $0.8 million  compared with a net loss of
$4.9 million for the six months ended June 30, 2006.  The growth in revenues was due to significant increases in our software license and maintenance revenues as well as moderate  increases  in software  services and other  revenues.  Revenue contribution  from our OEM  partners  increased  in  absolute  dollars  and as a percentage  of our total  revenue  for the six  months  ended  June 30,  2007 as compared with the same period in 2006.  Revenue from resellers and  distributors also  increased  in absolute  dollars for the six months  ended June 30, 2007 as compared with the same period in 2006.  Expenses increased in all aspects of our business to support our continued  growth.  During the six months ended June 30,
2007,  we continued  to increase  the number of  employees  and to invest in our
infrastructure  by  increasing  our  capital   expenditures   particularly  with
purchases of equipment for support of our existing and future product lines.  We increased the number of employees  from 330 as of June 30, 2006 to 394 employees as of June 30, 2007.

REVENUES

SOFTWARE LICENSE REVENUE

     Software  license  revenue  increased  56% from $14.4  million  for the six months  ended June 30, 2006 to $22.4  million for the six months  ended June 30,
2007.  Continued  growth of  market  acceptance  and  increased  demand  for our products  has  resulted in  increased  sales from our OEM  partners and were the primary drivers of the increase in software  license  revenue.  Software license revenue  increased  from both our OEM partners and from our  resellers.  Revenue from our OEM partners increased as a percentage of total revenue.  We expect our software license revenue to continue to grow in future periods.

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

     Maintenance,  software  services and other  revenue  increased 56% to $11.7 million  for the six months  ended June 30,  2007 from $7.5  million for the six months ended June 30, 2006. The major factor behind the increase in maintenance, software services and other revenue was an increase in the number of maintenance and technical support contracts we sold. As we are in business longer, and as we license more  software from our  continued  customer base and product  offerings expansion,  we expect these revenues will continue to increase.  The majority of our new customers  purchase  maintenance  and support and most  customers  renew their maintenance and support after their initial contracts expire.  Maintenance revenue  increased  $3.4 million from $5.5 million for the six months ended June
30,  2006 to $8.9  million  for the six  months  ended June 30,  2007.  Software services and other revenue increased  approximately $0.8 million from $2 million for the six months  ended June 30, 2006 to $2.8 million for the six months ended
June 30, 2007.  This  increase is  primarily  due to the increase in hardware we bundled with our software.  We expect  maintenance,  software services and other revenues to continue to increase.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

     As of June 30, 2007,  we had $0.1 million of purchased  software  licenses, net of accumulated  amortization  of $5.1 million that are being  amortized over three  years.  For the six months ended June 30,  2007,  we recorded  $50,000 of amortization related to these purchased software licenses.  As of June 30, 2006, we  had  $0.3  million  of  purchased  software  licenses,  net  of  accumulated amortization  of  $4.9  million  and  recorded  approximately  $0.3  million  of amortization  for the six months ended June 30, 2006 related to these  purchased software  licenses.  We will continue to evaluate third party software  licenses and may make  additional  purchases  from time to time,  which would  impact the amount we record as amortization expense in future periods.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

     Cost of  maintenance,  software  services  and other  revenues  for the six months ended June 30, 2007  increased by 21% to $5.2 million  compared with $4.3 million  for the six  months  ended  June  30,  2006.  The  increase  in cost of maintenance,  software  services and other  revenue was primarily due to (i) the increased cost of hardware as a result of the increased  number of  transactions in which we bundled  purchased  hardware  with our software and sold the bundled solution,  and (ii) the  increase in  personnel  and  related  costs for the six months ended June 30, 2007 as compared with the same period in 2006. As a result of our  increased  sales  from  maintenance  and  support  contracts,  we  hired additional  employees to provide technical  support.  Consequently,  our cost of maintenance,  software  services  and other  revenue  will  continue  to grow in absolute dollars as our revenues from these services also increase.

     Gross  profit for the six months  ended June 30, 2007 was $28.8  million or
85% of revenue  compared with $17.3 million or 79% of revenue for the six months ended June 30, 2006.  The increase in our gross margin was  primarily due to the increase of our revenue combined with our continued focus on our cost structure.
Share-based  compensation expense included in the cost of maintenance,  software services and other  revenue  decreased in absolute  dollars to $0.5 million from
$0.7  million  for the six months  ended June 30,  2007 and 2006,  respectively.
Share-based  compensation  expense was equal to 1% and 3% of revenue for the six months ended June 30, 2007 and 2006, respectively.

SOFTWARE DEVELOPMENT COSTS

     Software  development  costs  increased  14% to $10.9  million  for the six months  ended June 30, 2007 from $9.5  million for the six months ended June 30,
2006.  The major  contributing  factors to the increase in software  development costs  were  higher  salary  costs and  personnel  related  costs as a result of increased  headcount  to  enhance  and test our core  network  storage  software product,  as well as to develop new  innovative  features and options during the six  months  ended  June 30,  2007 as  compared  with the same  period  in 2006.
Share-based   compensation   expense  included  in  software  development  costs
decreased  in absolute  dollars to $1.7  million  from $2.1  million for the six months  ended June 30,  2007 and 2006,  respectively.  Share-based  compensation expense  included  in  software  development  costs  was  equal to 5% and 10% of revenue for the six months ended June 30, 2007 and 2006, respectively. We intend to continue recruiting and hiring product  development  personnel to support our software development process.

SELLING AND MARKETING

     Selling and marketing  expenses  increased 37% to $14.5 million for the six months ended June 30, 2007 from $10.6  million for the six months ended June 30,
2006.  The increase in selling and  marketing  expenses was primarily due to (i)
higher  commissions  paid as a result of our 56%  increase  in revenue  and (ii)
higher salary costs and personnel  related costs as a result of increased  sales and  marketing  headcount  during the six months ended June 30, 2007 as compared with the same  period in 2006.  Share-based  compensation  expense  included  in selling and  marketing  increased  slightly in absolute  dollars to $1.4 million from $1.3 million for the six months ended June 30, 2007 and 2006, respectively.
Share-based  compensation expense included in selling and marketing expenses was equal to 4% and 6% of revenue  for the six months  ended June 30, 2007 and 2006, respectively.  In addition,  we  continued  to hire new sales and sales  support personnel and to expand our worldwide  presence to accommodate  our  anticipated revenue growth.  We anticipate that as we continue to grow sales,  our sales and marketing expenses will continue to increase in support of such sales growth.

GENERAL AND ADMINISTRATIVE

     General and  administrative  expenses increased 42% to $3.9 million for the six months  ended June 30, 2007 from $2.7  million for the six months ended June
30, 2006. The increase in general and administrative  expenses was primarily due to (i) higher  professional fees as a result of the implementation of FIN No. 48 and other tax related planning  activities which commenced for fiscal year 2007, and (ii)  increased  compensation  and  personnel  related  costs as a result of increased headcount to support our general and administrative  needs for the six months ended June 30, 2007 as compared with the same period in 2006. Share-based compensation expense included in general and administrative  remained consistent in absolute  dollars at $0.5 million for both the six months ended June 30, 2007 and 2006, respectively. Share-based compensation expense included in general and administrative  expenses  was equal to 1% and 2% of  revenue  for the six months ended June 30,  2007 and 2006,  respectively.  Additionally,  as our revenue and number of employees increase,  our legal and professional fees and other general corporate overhead costs have increased and are likely to continue to increase.

INTEREST AND OTHER INCOME

     We  invest  our  cash,  cash  equivalents  and  marketable   securities  in
government securities and other low risk investments.  Interest and other income increased to $1.1 million for the six months ended June 30, 2007  compared  with
$0.7 million for the six months ended June 30, 2006.  This increase is primarily due to  increased  cash  balance  during the six months  ended June 30,  2007 as compared  with the same period in 2006,  as well as  increased  interest  rates, which  resulted in a higher  average cash balance  invested at greater  interest rates.

INCOME TAXES

     For the six months ended June 30, 2007 and 2006,  our  provision for income taxes  consists of U.S.  and  foreign  taxes in amounts  necessary  to align our year-to-date  tax provision with the effective tax rate we expect to achieve for the full year. The provision includes U.S. federal alternative minimum taxes and state  minimum  taxes that are expected to be incurred  primarily as a result of the  limitations  on our  ability  to utilize  net  operating  losses  under the alternative minimum tax system and the  non-deductibility of certain share-based compensation  expense  for  income tax  purposes  that has been  recognized  for financial statement purposes and foreign taxes. During the six months ended June
30,  2007,  our income tax benefit of $83,537  includes  discrete  items for (i)
$57,058  related to state income taxes  incurred in periods prior to 2007,  (ii)
$120,000  related to a change in our estimate of amounts due in certain  foreign
jurisdictions   for  periods  prior  to  2007,  based  upon  our  evaluation  of information  obtained in 2007, and (iii) $0.3 million of benefit associated with disqualifying  dispositions  of  incentive  stock  options  as a  result  of our continued  positive  operating  results  and  improved  projections  for taxable income.  We believe that if positive  evidence from our earnings trends continue in subsequent quarters,  it is likely we will recognize a significant portion of our  deferred  tax assets  through a reduction  in our  deferred  tax  valuation allowance in the near term.

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

     DEFERRED  INCOME  TAXES.  Consistent  with the  provisions  of Statement of
Financial  Accounting  Standards  No. 109, we regularly  estimate our ability to recover  deferred  income  taxes,  and report  such assets at the amount that is determined to be  more-likely-than-not  recoverable.  This evaluation  considers
several  factors,   including  an  estimate  of  the  likelihood  of  generating sufficient  taxable  income in future periods over which  temporary  differences reverse,  the expected reversal of deferred tax liabilities,  past and projected taxable  income,  and  available tax planning  strategies.  As of June 30, 2007, based  primarily  upon our  cumulative  losses,  a valuation  allowance has been recorded  against deferred tax assets to record such assets at an amount that we believe  is  more-likely-than-not  recoverable.  We  believe  that  if  positive evidence from our earnings trends continue in subsequent quarters,  it is likely we will  recognize a  significant  portion of our deferred tax assets  through a reduction  in our  deferred tax  valuation  allowance  in the near term.  If the entire deferred tax assets were realized,  approximately  $6 million (related to the tax effects of excess compensation deductions from exercises of employee and consultant  stock  options)  would  be  allocated  to  paid-in-capital  with the remainder reducing income tax expense.

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
The  assumptions  used in computing the fair value of  share-based  compensation expense reflect our best estimates, but involve uncertainties relating to market and other  conditions,  many of which are  outside of our  control.  We estimate expected  volatility  based  primarily on historical  daily price changes of our stock and other  factors.  Additionally,  we  estimate  forfeiture  rates  based primarily  upon  historical  experiences,  adjusted when  appropriate  for known events or expected trends.  If other assumptions or estimates had been used, the share-based  compensation expense that was recorded for the three and six months ended June 30, 2007 and 2006 could have been materially different.  Furthermore, if different  assumptions or estimates are used in future  periods,  share-based compensation expense could be materially impacted in the future.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In  February  2007,  the FASB  issued  Statement  of  Financial  Accounting
Standard SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL  ASSETS AND FINANCIAL

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

     In September  2006, the FASB issued SFAS No. 157, FAIR VALUE  Measurements, to clarify the  definition  of fair value,  establish a framework  for measuring fair value and expand the disclosures on fair value  measurements.  SFAS No. 157 defines  fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement  date (an exit price).  SFAS No. 157 also stipulates  that, as a
market-based  measurement,   fair  value  should  be  determined  based  on  the
assumptions  that  market  participants  would  use  in  pricing  the  asset  or liability, and establishes a fair value hierarchy that distinguishes between (a)
market  participant  assumptions  developed  based on market data  obtained from sources  independent  of the reporting  entity  (observable  inputs) and (b) the
reporting  entity's  own  assumptions  about  market   participant   assumptions
developed  based  on  the  best  information   available  in  the  circumstances
(unobservable  inputs).  SFAS No. 157 becomes  effective  for the Company in its fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS No. 157 on our consolidated  financial position,  results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     Our total cash and cash equivalents and marketable securities balance as of
June 30, 2007  increased by $15.2 million  compared with December 31, 2006.  Our cash and cash  equivalents  totaled  $26.2  million  and  marketable  securities totaled  $29.9  million  at June 30,  2007.  As of  December  31,  2006,  we had
approximately  $15.6 million in cash and cash  equivalents  and $25.4 million in marketable securities.

     We  continued  to invest in our  infrastructure  to support  our  long-term growth  during  the six months  ended  June 30,  2007.  We made  investments  in property and equipment and we increased the number of employees during the first half of 2007. As we continue to grow, we will  continue to make  investments  in property and equipment and will need to continue to increase our headcount.

     In October 2001, our Board of Directors  authorized the repurchase of up to two million shares of our outstanding  common stock. Since October 2001, 865,200 shares have been repurchased at an aggregate purchase price of $5.8 million.  We did not  repurchase  any shares  during the three and six months  ended June 30,
2007.  During  the three and six  months  ended June 30,  2006,  we  repurchased
250,000 shares at an aggregate purchase price of $1.7 million.

     Net cash provided by operating activities totaled $11.6 million for the six months  ended June 30, 2007,  compared  with $5.4 million for the same period in
2006.  Net cash provided by operating  activities of $11.6 million was primarily derived from: (i) a decrease in accounts  receivables  of $3.6 million;  (ii) an increase  in  deferred  revenue of $3 million;  (iii)  non-cash  charges of $1.8 million  for  depreciation  and  amortization;  (iv)  $4.1  million  related  to share-based compensation expense; and (v) our net income of $0.8 million for the six months ended June 30, 2007.  These amounts were  partially  offset by: (i) a decrease in accrued  expenses of $1.3  million;  and (ii) an increase in prepaid and other assets of $0.8 million.  The cash provided by operating activities for the six months  ended June 30, 2006 was mainly  comprised  of: (i) a decrease in accounts  receivable  of $2.5 million;  (ii) an increase in deferred  revenue of
$1.5  million;  (iii)  non-cash  charges of $1.8  million for  depreciation  and amortization;  (iv) an increase in accrued  expenses of $0.1  million;  and (iv)
$4.7 million  related to share-based  compensation  expense.  These amounts were partially  offset by: (i) our net loss of $4.9  million for the six months ended
June 30, 2006; and (ii) an increase in other assets of $0.1 million.

     Net cash used in investing  activities  was $7.5 million for the six months ended  June  30,  2007,  was  comprised  of:  (i) net  purchases  of  marketable securities  of $4.6  million;  (ii)  purchases of property and equipment of $2.8 million;  and (iii) purchases of software licenses and intangible assets of $0.1 million.  Net cash used in  investing  activities  was $9.8  million for the six months ended June 30, 2006,  was  comprised  of: (i) net purchases of marketable securities  of $7.8  million;  (ii)  purchases of property and equipment of $1.7 million;  and (iii) purchases of software licenses and intangible assets of $0.3 million.

     Net cash provided from  financing  activities  was $6.6 million for the six months  ended June 30,  2007.  We received  proceeds  from the exercise of stock options of $6.6 million.  Net cash used in financing activities was $0.6 million for the six  months  ended June 30,  2006.  It was  comprised  of  purchases  of treasury  stock  of $1.7  million  partially  offset  by the  proceeds  from the exercise of stock options of $1.1 million.

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

ITEM 3.        QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS. Our return on our investments in cash, cash equivalents and marketable  securities  is subject to interest rate risks.  We regularly  assess these risks and have established  policies and business  practices to manage the market risk of our  marketable  securities.  If interest rates were to change by
10% from the levels at June 30, 2007, the effect on our financial  results would be insignificant.

FOREIGN  CURRENCY  RISK.  We have  several  offices  outside the United  States.
Accordingly,  we are  subject to  exposure  from  adverse  movements  in foreign
currency   exchange  rates.  The  effect  of  foreign  currency   exchange  rate
fluctuations  have not been material  since our inception.  If foreign  currency exchange  rates  were to change by 10% from the  levels  at June 30,  2007,  the effect on our other comprehensive  income would be insignificant.  We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 4.         CONTROLS AND PROCEDURES

Under the supervision and with the  participation  of our management,  including our  principal  executive  officer  and  principal  financial  officer,  we have evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and procedures as of the end of the period covered by this report, and, based on  their  evaluation,  our  principal  executive  officer  and  principal financial  officer  have  concluded  that  these  controls  and  procedures  are effective.  No  changes  in  the  Company's  internal  controls  over  financial reporting  occurred during the quarter ended June 30, 2007, that have materially affected,  or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

WE ARE DEPENDENT ON CERTAIN KEY  CUSTOMERS  AND A  SIGNIFICANT  PORTION OF OUR
RECEIVABLES IS CONCENTRATED WITH TWO CUSTOMERS.

     We tend  to  have  one or  more  customers  account  for 10% or more of our revenues during each fiscal quarter. For the quarter ended June 30, 2007, we had one  customer  who  accounted  for  26% of our  revenues  and one  customer  who accounted  for 14% of our  revenues.  While we believe that we will  continue to receive  revenue from these  customers,  our  agreements do not have any minimum sales requirements and we cannot guarantee  continued revenue.  If our contracts with either of these customers  terminate,  or if the volume of sales from these customers significantly declines, it would have a material adverse effect on our operating results.

     In addition,  as of June 30, 2007,  two customers  accounted for a total of
25%  of our  outstanding  receivables,  15%  and  10%,  respectively.  While  we currently have no reason to doubt the  collectibility  of these  receivables,  a business failure or  reorganization  by either of these customers could harm our ability to collect these receivables and could damage our cash flow.

OUR FUTURE QUARTERLY  RESULTS MAY FLUCTUATE  SIGNIFICANTLY,  WHICH COULD CAUSE
OUR STOCK PRICE TO DECLINE.

     Our  previous  results  are  not  necessarily   indicative  of  our  future
performance and our future quarterly results may fluctuate significantly.

     Historically, information technology spending has been higher in the fourth and second  quarters of each  calendar  year,  and somewhat  slower in the other quarters,  particularly the first quarter.  Our quarterly results reflected this seasonality  in first and second  quarters of 2007,  and we anticipate  that our quarterly results for the remainder of 2007 will show the effects of seasonality as well.

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

OUR STOCK PRICE MAY BE VOLATILE

     The market price of our common stock has been  volatile in the past and may be volatile in the future. For example,  during the trailing twelve months ended
June 30,  2007,  the closing  market  price of our common stock as quoted on the
NASDAQ Global Market  fluctuated  between $6.06 and $12.10 per share. The market price  of our  common  stock  may be  significantly  affected  by the  following factors:

o  actual or anticipated fluctuations in our operating results;

o  variance in actual results as compared to financial estimates;

o  changes in market  valuations  of other  technology  companies,  particularly those in the network storage software market;

o  announcements by us or our competitors of significant technical  innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

o  loss or addition of one or more key OEM customers; and

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

WE HAVE A SIGNIFICANT  NUMBER OF  OUTSTANDING  OPTIONS,  THE EXERCISE OF WHICH
WOULD  DILUTE THE  THEN-EXISTING  STOCKHOLDERS'  PERCENTAGE  OWNERSHIP  OF OUR
COMMON STOCK, AND A SMALLER NUMBER OF RESTRICTED  SHARES OF STOCK, THE VESTING
OF  WHICH  WILL  ALSO  DILUTE  THE  THEN-EXISTING   STOCKHOLDERS'   PERCENTAGE
OWNERSHIP OF OUR COMMON STOCK.

     As of June 30, 2007, we had an aggregate of 9,856,588  outstanding  options to purchase our common stock and outstanding  restricted shares. If all of these outstanding options were exercised,  and all of the outstanding restricted stock vested,  the proceeds to the Company would average $5.76 per share.  We also had
903,689  shares of our common stock  reserved for issuance under our stock plans with  respect  to  options  (or  restricted  stock)  that have not been  granted
(excluding an additional  2,170,731 shares of common stock reserved for issuance under the 2006 Plan as of July 1, 2007, see Note 2 to the financial statements.)
On August 7, 2007, 66,000 of the restricted shares vested.

     The  exercise  of all of the  outstanding  options  and/or  the  grant  and
exercise  of   additional   options  or   restricted   stock  would  dilute  the
then-existing  stockholders' percentage ownership of common stock, and any sales in the public  market of the common  stock  issuable  upon such  exercise  could adversely affect  prevailing market prices for the common stock.  Moreover,  the terms upon which we would be able to obtain  additional  equity capital could be adversely  affected  because the holders of such  securities  can be expected to exercise or convert them at a time when we would, in all likelihood,  be able to obtain any needed  capital on terms more  favorable  than those provided by such securities.

THE ABILITY TO CORRECTLY  PREDICT OUR FUTURE  EFFECTIVE TAX RATES COULD IMPACT
OUR ABILITY TO ACCURATELY FORECAST FUTURE EARNINGS.

     We are  subject to income  taxes in both the United  States and the various foreign  jurisdictions in which we operate.  Judgment is required in determining our provision for income taxes and there are many  transactions and calculations where the tax  determination  may be uncertain.  Our future  effective tax rates could be affected by changes in our (i) earnings or losses;  (ii) changes in the valuation of our deferred tax assets;  (iii) changes in tax laws; and (iv) other factors.  Our ability to correctly  predict our future effective tax rates based upon these possible changes could significantly impact our forecasted earnings.

UNKNOWN FACTORS

     Additional  risks  and  uncertainties  of  which  we are  unaware  or which currently we deem immaterial also may become important factors that affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders  on May 8, 2007.  44,823,639 shares of Common Stock,  91% of the  outstanding  shares,  were  represented  in person or by proxy.

ReiJane  Huai was  elected  to serve as a  director  of the  Company  for a term expiring in 2010 with 44,556,438 shares voted in favor,  267,201 shares withheld and 0 broker non-votes.

Lawrence  S. Dolin was  elected to serve as a director of the Company for a term expiring in 2010 with 44,493,692 shares voted in favor,  329,947 shares withheld and 0 broker non-votes.

The terms of office of  Company  directors  Steven L. Bock,  Patrick B.  Carney,
Steven R.  Fischer,  and Alan W.  Kaufman  did not expire  prior to this  annual meeting of stockholders and each remains a director of the Company.

The amendment to the FalconStor  Software,  Inc.,  2006 Incentive Stock Plan was
approved with 19,734,009 shares voted in favor,  7,089,838 shares voted against,
62,846 shares abstained, and 17,936,946 broker non-votes.

The Company's 2007 Outside Directors Equity  Compensation Plan was approved with
23,557,476 shares voted in favor, 3,263,116 shares voted against,  66,101 shares abstained, and 17,936,946 broker non-votes.

The selection of KPMG LLP as the independent  registered  public accounting firm for the Company was ratified  with  44,680,339  shares  voted in favor,  105,223 shares voted against, 38,017 shares abstained and 0 broker non-votes.

ITEM 5.    OTHER INFORMATION

     On August 6, 2007, the Company's Board of Directors approved  amendments to the employment agreement between ReiJane Huai and the Company.  These amendments were made as a result of  recent  guidance  on  Section  409(A) of the  Internal
Revenue Code provided by the Internal  Revenue  Service.  The  amendments do not have any impact on the value of payments  that Mr.  Huai may  receive  under the agreement.

     On August 6, 2007, the Company's Board of Directors approved  amendments to the FalconStor Software, Inc., 2005 Key Executive Severance Protection Plan (the
"Plan").  Most of these  amendments  were made as a result of recent guidance on
Section  409(A) of the Internal  Revenue Code  provided by the Internal  Revenue
Service and do not result in any change in the amount payable to any participant in the Plan. One amendment provides that upon a Change of Control, as defined in the Plan, all restrictions on any shares of restricted Company stock held by any
Participant shall automatically lapse.

     On August 6, 2007, the Company's  Board of Directors  approved an amendment to Section 9.1 of the Company  By-Laws.  The  amendment was made to conform to a recent rule passed by the Securities and Exchange  Commission that requires that all  listed  securities  on the  NASDAQ be  eligible  for a Direct  Registration
Program ("DRP")  operated by a clearing agency  registered  under Section 17A of the Exchange Act. The amendment provides for the issuance of the Company's stock to meet the requirements of NASDAQ's DRP.

     On August 7, 2007,  the  Compensation  Committee of the Company's  Board of
Directors  made grants of restricted  shares of Company  Common Stock to certain officers, including the Chief Financial Officer, the Vice President for Business
Development and the Vice President and Co-Founder (the "Named  Officers").  Each
of the Named Officers received 28,000 restricted shares of stock which will vest in accordance  with the Company's 2006  Incentive  Stock Plan.

ITEM 6.        EXHIBITS

      3.1  Amendment to By-laws of FalconStor  Software,  Inc.,  dated August 6,
           2007.

     10.1  Second Amended and Restated Employment  Agreement,  dated November 7,
           2005 between Registrant and ReiJane Huai, as amended, August 6, 2007.

     10.2  FalconStor  Software,  Inc., 2005 Key Executive Severance  Protection
           Plan, as amended, August 6, 2007.

     31.1  Certification of the Chief Executive Officer.

     31.2  Certification of the Chief Financial Officer.

     32.1  Certification  of Chief Executive  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350).

     32.2  Certification  of Chief Financial  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. ss. 1350).

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

August 8, 2007

