Form 10-Q
period 2007-09-30
FALCONSTOR SOFTWARE INC
filed 2007-11-07
CIK 922521

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
      OF 1934
      For the quarterly period ended  September 30, 2007
                                    --------------------------------------------

|_|   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from __________________ to _____________________

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

      The number of shares of Common Stock issued and  outstanding as of October
26, 2007 was 50,985,031 and 49,800,931.

                   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                      Page

PART I.    Financial Information                                                  3

Item 1.    Condensed Consolidated Financial Statements                            3

           Condensed Consolidated Balance Sheets at September 30, 2007            3
               (unaudited) and December 31, 2006

           Unaudited Condensed Consolidated Statements of Operations for the
               three and nine months ended September 30, 2007 and 2006            4

           Unaudited Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 2007 and 2006                      5

           Notes to the Unaudited Condensed Consolidated Financial Statements     6

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                         18

Item 3.    Qualitative and Quantitative Disclosures about Market Risk            27

Item 4.    Controls and Procedures                                               27

PART II.   Other Information                                                     28

Item 1.    Legal Proceedings                                                     28

Item 1A.   Risk Factors                                                          28

Item 2.    Unregistered Sales of Equities Proceeds and Use of Proceeds           30

Item 6.    Exhibits                                                              31

PART I.  FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                           FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        September 30, 2007    December 31, 2006
                                                                                        ------------------    -----------------
                                       ASSETS                                             (unaudited)
Current assets:
   Cash and cash equivalents .......................................................       $  29,980,400        $  15,605,329
   Marketable securities ...........................................................          29,854,300           25,354,259
   Accounts receivable, net of allowances of $7,768,896 and
     $6,016,298, respectively ......................................................          18,116,546           24,134,257
   Prepaid expenses and other current assets .......................................           1,625,876            1,244,937
   Deferred tax asset, net .........................................................           2,243,755                 --
                                                                                           -------------        -------------

          Total current assets .....................................................          81,820,877           66,338,782

Property and equipment, net of accumulated depreciation of
   $12,850,270 and $10,221,780, respectively .......................................           7,320,238            5,960,317
Goodwill ...........................................................................           3,512,796            3,512,796
Other intangible assets, net .......................................................             431,549              407,316
Deferred tax asset, net ............................................................           2,579,579                 --
Other assets .......................................................................           2,286,990            2,011,433
                                                                                           -------------        -------------

          Total assets .............................................................       $  97,952,029        $  78,230,644
                                                                                           =============        =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ................................................................       $     839,058        $   1,432,510
   Accrued expenses ................................................................           5,960,221            6,505,536
   Deferred revenue ................................................................          13,382,272           11,466,552
                                                                                           -------------        -------------

          Total current liabilities ................................................          20,181,551           19,404,598

Other long-term liabilities ........................................................             131,377              137,317
Deferred revenue ...................................................................           4,214,591            3,645,482
                                                                                           -------------        -------------

          Total liabilities ........................................................          24,527,519           23,187,397
                                                                                           -------------        -------------

Commitments and contingencies
Stockholders' equity:
   Convertible preferred stock - $.001 par value, 2,000,000 shares authorized ......                --                   --
   Common stock - $.001 par value, 100,000,000 shares authorized,
     50,977,331 and 49,085,539 shares issued, respectively and 49,793,231
     and 48,220,339 shares outstanding, respectively ...............................              50,977               49,086
   Additional paid-in capital ......................................................         113,781,052           99,282,308
   Accumulated deficit .............................................................         (30,948,578)         (38,033,857)
   Common stock held in treasury, at cost (1,184,100 and 865,200 shares at
     September 30, 2007 and December 31, 2006, respectively) .......................          (9,053,824)          (5,780,163)
   Accumulated other comprehensive loss, net .......................................            (405,117)            (474,127)
                                                                                           -------------        -------------

          Total stockholders' equity ...............................................          73,424,510           55,043,247
                                                                                           -------------        -------------
          Total liabilities and stockholders' equity ...............................       $  97,952,029        $  78,230,644
                                                                                           =============        =============

See accompanying notes to unaudited condensed consolidated financial statements.

                                                               3

                                             FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             (UNAUDITED)

                                                              THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------       --------------------------------
                                                                   2007               2006               2007               2006
                                                              ------------       ------------       ------------       ------------

Revenues:
Software license revenue ...............................      $ 12,209,650       $  8,685,667       $ 34,627,635       $ 23,088,377
Maintenance revenue ....................................         4,771,952          3,315,771         13,641,271          8,815,288
Software services and other revenue ....................         1,545,935            964,673          4,349,853          2,938,993
                                                              ------------       ------------       ------------       ------------
                                                                18,527,537         12,966,111         52,618,759         34,842,658
                                                              ------------       ------------       ------------       ------------
Operating expenses:
   Amortization of purchased and capitalized
     software ..........................................            33,869             81,334             83,691            334,389
   Cost of maintenance, software services and
     other revenue .....................................         2,852,236          2,246,085          8,058,574          6,550,747
   Software development costs ..........................         5,647,805          5,067,882         16,505,471         14,580,122
   Selling and marketing ...............................         6,978,239          5,809,706         21,447,423         16,400,453
   General and administrative ..........................         1,944,521          1,489,537          5,805,024          4,200,971
                                                              ------------       ------------       ------------       ------------
                                                                17,456,670         14,694,544         51,900,183         42,066,682
                                                              ------------       ------------       ------------       ------------
       Operating income (loss) .........................         1,070,867         (1,728,433)           718,576         (7,224,024)
                                                              ------------       ------------       ------------       ------------

Interest and other income, net .........................           682,132            514,415          1,775,879          1,185,075
                                                              ------------       ------------       ------------       ------------

       Income (loss) before income taxes ...............         1,752,999         (1,214,018)         2,494,455         (6,038,949)

Provision (benefit) for income taxes ...................        (4,507,287)            44,353         (4,590,824)           161,103
                                                              ------------       ------------       ------------       ------------

       Net income (loss) ...............................      $  6,260,286       $ (1,258,371)      $  7,085,279       $ (6,200,052)
                                                              ============       ============       ============       ============

Basic net income (loss) per share ......................      $       0.13       $      (0.03)      $       0.14       $      (0.13)
                                                              ============       ============       ============       ============

Diluted net income (loss) per share ....................      $       0.12       $      (0.03)      $       0.13       $      (0.13)
                                                              ============       ============       ============       ============

Weighted average basic shares
   outstanding .........................................        49,686,430         47,990,558         49,223,884         48,014,662
                                                              ============       ============       ============       ============
Weighted average diluted shares
   outstanding .........................................        53,482,577         47,990,558         52,744,600         48,014,662
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

                                                                 4

                                    FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)
                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                        2007             2006
                                                                                    ------------     ------------
Cash flows from operating activities:
   Net income (loss) ...........................................................    $  7,085,279     $ (6,200,052)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization ...........................................       2,831,657        2,723,834
       Share-based payment compensation ........................................       6,109,955        7,079,960
       Non-cash professional services ..........................................         125,640            3,935
       (Gain) loss on marketable securities ..................................           (24,928)          28,855
       Loss on foreign currency exchange .....................................              --             41,670
       Gain on sale of cost method investment ................................              --             (3,112)
       Gain on sale of warrants ..............................................              --            (38,378)
       Tax benefit from stock option exercises ...............................              --            (40,958)
       Provision for returns and doubtful accounts ...........................         3,459,924        3,000,241
       Deferred income tax benefit ...........................................        (4,849,277)            --
     Changes in operating assets and liabilities:
       Accounts receivable .....................................................       2,565,015       (3,247,212)
       Prepaid expenses and other current assets ...............................        (368,093)        (138,270)
       Other assets ............................................................         (89,787)         341,424
       Accounts payable ........................................................        (622,272)         (29,396)
       Accrued expenses ........................................................        (666,982)         (64,303)
       Deferred revenue ........................................................       2,486,577        2,357,503
                                                                                    ------------     ------------
         Net cash provided by operating activities .............................      18,042,708        5,815,741
                                                                                    ------------     ------------

Cash flows from investing activities:
   Sale of marketable securities ...............................................      66,846,390       51,109,599
   Purchase of marketable securities ...........................................     (71,228,841)     (59,758,208)
   Sale of cost method investment ..............................................            --             96,755
   Purchase of cost method investment ..........................................         (20,000)        (198,764)
   Sale of warrants ............................................................            --            673,378
   Purchase of warrants ........................................................            --           (635,000)
   Purchase of property and equipment ..........................................      (3,920,197)      (2,562,621)
   Purchase of software licenses ...............................................        (185,000)        (173,431)
   Purchase of intangible assets ...............................................        (191,188)        (216,333)
   Security deposits ...........................................................            --             (2,062)
                                                                                    ------------     ------------
     Net cash used in investing activities .....................................      (8,698,836)     (11,666,687)
                                                                                    ------------     ------------

Cash flows from financing activities:
   Proceeds from exercise of stock options .....................................       8,265,041        1,730,437
   Payments made to acquire treasury stock .....................................      (3,273,660)      (2,147,234)
   Tax benefit from stock option exercises .....................................            --             40,958
                                                                                    ------------     ------------
     Net cash provided by (used in) financing activities .......................       4,991,381         (375,839)
                                                                                    ------------     ------------

Effect of exchange rate changes on cash and cash equivalents ...................          39,818           (5,600)
                                                                                    ------------     ------------

Net increase (decrease) in cash and cash equivalents ...........................      14,375,071       (6,232,385)

Cash and cash equivalents, beginning of period .................................      15,605,329       18,796,973
                                                                                    ------------     ------------

Cash and cash equivalents, end of period .......................................    $ 29,980,400     $ 12,564,588
                                                                                    ============     ============

Cash paid for income taxes .....................................................    $    254,769     $     37,946
                                                                                    ============     ============

The Company did not pay any interest for the nine months ended September 30, 2007 and 2006.

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

     In the opinion of management,  the accompanying unaudited interim condensed consolidated  financial  statements reflect all adjustments,  consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2007,  and the results of its operations for the three and nine  months  ended  September  30,  2007 and  2006.  The  results  of operations of any interim period are not  necessarily  indicative of the results of operations to be expected for the full fiscal year.

(e) CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Company  considers  all highly  liquid  investments  with a maturity of three months or less when purchased to be cash  equivalents.  Cash  equivalents, consisting of money market funds and commercial paper, amounted to approximately
$17.6  million and $11.0  million at  September  30, 2007 and December 31, 2006, respectively.  Marketable securities at September 30, 2007 and December 31, 2006 amounted to $29.9  million and $25.4  million,  respectively,  and  consisted of
corporate   bonds  and   government   securities,   which  are   classified   as
available-for-sale,  and accordingly,  unrealized gains and losses on marketable securities are reflected as a component of accumulated other  comprehensive loss in stockholders' equity.

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

     The Company has  transactions  in which it  purchases  hardware and bundles this hardware with the Company's  software and sells the bundled solution to its customer.  Since the  software is not  essential  for the  functionality  of the equipment included in the Company's bundled solutions, and both the hardware and software  have stand alone value to the customer,  a portion of the  contractual fees is recognized  as revenue when the software or hardware is delivered  based on the relative fair value(s) of the delivered element(s).

     For the three months ended September 30, 2007, the Company had one customer that  accounted for 28% of revenues,  and one customer that accounted for 16% of the  accounts  receivable  balance at September  30, 2007.  For the three months ended September 30, 2006, the Company had one customer that accounted for 27% of revenues.

(g) PROPERTY AND EQUIPMENT

     Property and  equipment  are recorded at cost.  Depreciation  is recognized using the straight-line  method over the estimated useful lives of the assets (3 to 7 years). Depreciation expense was $970,307 and $766,078 for the three months ended  September  30,  2007 and 2006,  respectively.  Depreciation  expense  was
$2,628,490 and $2,270,335 for the nine months ended September 30, 2007 and 2006, respectively. Leasehold improvements are amortized on a straight-line basis over the  term  of the  respective  leases  or over  their  estimated  useful  lives, whichever is shorter.

(h) GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill  represents  the excess of the purchase  price over the  estimated fair value of net  tangible  and  identifiable  intangible  assets  acquired  in business  combinations.  Consistent with FASB Statement of Financial  Accounting
Standards  ("SFAS") 142, GOODWILL AND OTHER INTANGIBLE  ASSETS,  the Company has
not  amortized  goodwill  related to its  acquisitions,  but  instead  tests the balance for impairment.  The Company's annual impairment assessment is performed as of December  31st of each year,  and an  assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is  impaired.  Identifiable  intangible  assets are  amortized  over a three-year period using the straight-line method and recorded as part of general and administrative  expenses.  Amortization  expense was $58,195 and $44,666 for the three months ended September 30, 2007 and 2006,  respectively.  Amortization expense was $166,955 and $135,314 for the nine months ended  September  30, 2007 and 2006,  respectively.  The gross carrying amount and accumulated amortization of other intangible assets as of September 30, 2007 and December 31, 2006 are as follows:

                                            September 30,   December 31,
                                                 2007           2006
                                            ------------    ------------
     Patents:

     Gross carrying amount                   $ 1,214,281    $ 1,023,093
     Accumulated amortization                   (782,732)      (615,777)
                                             -----------    -----------
     Net carrying amount                     $   431,549    $   407,316
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

     Purchased software technology of $284,887 and $183,578,  net of accumulated amortization  of  $5,092,545  and  $5,008,853  is included in other assets as of
September 30, 2007 and December 31, 2006, respectively. Amortization expense was
$33,869 and  $81,334 for the three  months  ended  September  30, 2007 and 2006, respectively  and $83,691 and $334,389 for the nine months ended  September  30,
2007 and 2006,  respectively.  Amortization of purchased software  technology is recorded at the greater of the straight line basis over the products'  estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

(j) INCOME TAXES

     Deferred  tax  assets and  liabilities  are  recognized  for the future tax
consequences   attributable  to  differences  between  the  financial  statement carrying  amounts of existing assets and  liabilities  and their  respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected  to apply to  taxable  income  in the  years in which  those  temporary differences  are expected to be realized or settled.  The effect on deferred tax assets and  liabilities  of a change in tax rates is recognized in income in the period that includes the  enactment  date.  In  determining  the period in which related  tax  benefits  are  realized  for  book  purposes,  excess  share-based compensation  deductions  included in net  operating  losses are realized  after regular net operating losses are exhausted.  The Company recognizes interest and penalties  accrued  related to  unrecognized  tax benefits as part of income tax expense in its consolidated statements of operations.

     On January 1, 2007,  the Company  adopted  Financial  Accounting  Standards
Board  ("FASB")  Interpretation  No. 48,  ACCOUNTING  FOR  UNCERTAINTY IN INCOME
TAXES,  ("FIN  48").  FIN 48 is an  interpretation  of FASB  Statement  No. 109,
ACCOUNTING  FOR INCOME TAXES,  and addresses  the  determination  of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the  financial  statements.  Under FIN 48, the  Company  may  recognize  the tax benefit  from an uncertain  tax position  only if it meets the "more likely than not"  threshold that the position will be sustained on examination by the taxing authority,  based on the  technical  merits of the  position.  The tax  benefits recognized in the financial  statements  from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being  realized  upon  ultimate  settlement.  FIN 48 also  provides  guidance on
de-recognition,   classification,   interest  and  penalties  on  income  taxes,
accounting in interim  periods,  and also requires  increased  disclosures.  The adoption of FIN 48 did not result in any adjustment to the  recognized  benefits from the Company's  uncertain tax  positions.  See footnote No. (6) INCOME TAXES for additional information.

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

     The Company accounts for stock option grants to non-employees in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION,  and Emerging Issues
Task Force ("EITF") Issue No. 96-18,  ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE
ISSUED TO OTHER THAN  EMPLOYEES FOR ACQUIRING,  OR IN CONJUNCTION  WITH SELLING,
GOODS OR SERVICES,  which  require that the fair value of these  instruments  be recognized  as an expense  over the  period in which the  related  services  are rendered.

(m) FINANCIAL INSTRUMENTS

     As of  September  30, 2007 and  December  31,  2006,  the fair value of the
Company's financial  instruments  including cash and cash equivalents,  accounts receivable,  accounts payable and accrued expenses,  approximates book value due to the short maturity of these instruments.

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

(o) EARNINGS PER SHARE (EPS)

     Basic EPS is computed  based on the  weighted  average  number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average
number  of  common  shares  outstanding   increased  by  dilutive  common  stock
equivalents.  Due to the net loss for the three and nine months ended  September
30, 2006, all common stock  equivalents  were excluded from diluted net loss per share for the periods. As of September 30, 2007 potentially  dilutive vested and unvested  common stock  equivalents  included  9,901,651 stock option awards and restricted stock awards outstanding.

     The  following   represents  a   reconciliation   of  the   numerators  and
denominators of the basic and diluted earnings per share ("EPS") computation:

                                       Three Months Ended September 30, 2007    Three Months Ended September 30, 2006
                                     Net Income        Shares      Per Share   Net Income        Shares       Per Share
                                     (Numerator)   (Denominator)     Amount    (Numerator)    (Denominator)     Amount
                                     -----------   -------------   ---------   -----------    -------------   ---------
Basic EPS (loss)                     $ 6,260,286    49,686,430      $   0.13   $(1,258,371)     47,990,558     $  (0.03)
                                                                    ========                                   ========
Effect of dilutive securities:
      Stock Options                                  3,796,147                                        --
                                     -----------    ----------      --------   -----------      ----------     --------
Diluted EPS (loss)                   $ 6,260,286    53,482,577      $   0.12   $(1,258,371)     47,990,558     $  (0.03)
                                     ===========    ==========      ========   ===========      ==========     ========

                                       Nine Months Ended September 30, 2007     Nine Months Ended September 30, 2006
                                     Net Income        Shares      Per Share   Net Income        Shares       Per Share
                                     (Numerator)   (Denominator)     Amount    (Numerator)    (Denominator)     Amount
                                     -----------   -------------   ---------   -----------    -------------   ---------
Basic EPS (loss)                     $ 7,085,279    49,223,884      $   0.14   $(6,200,052)     48,014,662     $  (0.13)
                                                                    ========                                   ========
Effect of dilutive securities:
      Stock Options                                  3,520,716                                        --
                                     -----------    ----------      --------   -----------      ----------     --------
Diluted EPS (loss)                   $ 7,085,279    52,744,600      $   0.13   $(6,200,052)     48,014,662     $  (0.13)
                                     ===========    ==========      ========   ===========      ==========     ========

(p) COMPREHENSIVE INCOME (LOSS)

     The Company's comprehensive income (loss) is as follows:

                                              Three Months Ended September 30,   Nine Months Ended September 30,
                                                     2007           2006               2007            2006
                                                 -----------    -----------        -----------     -----------
Net Income (loss)                                $ 6,260,286    $(1,258,371)       $ 7,085,279     $(6,200,052)
                                                 -----------    -----------        -----------     -----------
Other comprehensive income (loss):
     Foreign currency translation
      adjustments                                    121,980        (81,997)            (2,899)         22,504

     Unrealized gains on investments                  73,488         44,092             92,665          25,212

     Other comprehensive loss                        (23,325)          --              (20,756)           --
                                                 -----------    -----------        -----------     -----------
Other comprehensive income (loss)                    172,143        (37,905)            69,010          47,716
                                                 -----------    -----------        -----------     -----------
Comprehensive income (loss)                      $ 6,432,429    $(1,296,276)       $ 7,154,289     $(6,152,336)
                                                 ===========    ===========        ===========     ===========

(q) NEW ACCOUNTING PRONOUNCEMENTS

     In February  2007,  the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR
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

     On May 14, 2004,  the Company  adopted the FalconStor  Software,  Inc. 2004
Outside  Directors  Stock  Option  Plan  (the  "2004  Plan").  The 2004  Plan is
administered  by the Board of Directors and provides for the granting of options to  non-employee  directors  of the Company to purchase up to 300,000  shares of
Company common stock.  Exercise  prices of the options must be equal to the fair market  value of the common  stock on the date of grant.  Options  granted  have terms of ten  years.  All  options  granted  under the 2004 Plan must be granted within three years of the adoption of the 2004 Plan. No  additional  options are available for grant under the 2004 Plan.

     On May 17, 2006,  the Company  adopted the FalconStor  Software,  Inc. 2006
Incentive  Stock Plan (the  "2006  Plan").  The 2006 Plan was  amended on May 8,
2007. The 2006 Plan is  administered  by the Board of Directors and provides for the grant of incentive and nonqualified stock options,  and restricted stock, to employees,  officers,  consultants  and advisors of the  Company.  The number of shares  available  for grant or issuance  under the 2006 Plan,  as  amended,  is determined  as follows:  If, on July 1st of any calendar  year in which the 2006
Plan is in effect  (the  "Calculation  Date"),  the number of shares of stock to which  options  may be granted is less than five  percent  (5%) of the number of outstanding  shares of stock,  then the number of shares of stock  available for issuance  under the 2006 Plan shall be increased so that the number  equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate  exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2007, the total  number  of  outstanding  shares of the  Company's  common  stock  totaled
49,615,610.  Pursuant to the 2006 Plan, as amended,  the total shares  available for issuance under the 2006 Plan thus increased by 2,170,731 shares to 2,480,781 shares  available  for issuance as of July 1, 2007.  As of  September  30, 2007,
1,914,256  shares were available for grant under the 2006 Plan.  Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant.  Options  granted have terms of not greater  than ten years.  All options  and  shares of  restricted  stock  granted  under the 2006 Plan must be granted within ten years of the adoption of the 2006 Plan.

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

The following  table  summarizes  stock option  activity  during the nine months ended September 30, 2007:

                                                                                     Weighted
                                                                     Weighted         Average
                                                                     Average         Remaining     Aggregate
                                                    Number of        Exercise       Contractual    Intrinsic
                                                     Options          Price        Life (Years)      Value
                                                    ----------      ---------      ------------   -----------

Outstanding at December 31, 2006                    10,835,975      $    5.62
Granted                                                 64,000      $    8.75
Exercised                                             (998,353)     $    4.13
Canceled / Forfeited / Expired                         (97,467)     $    6.95
                                                     ---------      ---------

Outstanding at March 31, 2007                        9,804,155      $    5.77          6.45       $45,595,769
                                                     ---------      ---------       -----------   -----------

Granted                                                330,000      $   11.07
Exercised                                             (396,918)     $    6.16
Canceled / Forfeited / Expired                        (132,149)     $    7.19
                                                     ---------      ---------

Outstanding at June 30, 2007                         9,605,088      $    5.91          6.30       $44,607,190
                                                     ---------      ---------       -----------   -----------

Granted                                                452,500      $   10.04
Exercised                                             (430,521)     $    3.93
Canceled / Forfeited / Expired                        (197,916)     $    8.29

Options outstanding at September 30, 2007            9,429,151      $    6.16          6.26       $55,536,438
                                                     =========      =========       ===========   ===========

Options exercisable at September 30, 2007            6,776,898      $    5.35          5.33       $45,419,200
                                                     ---------      ---------       -----------   -----------

     Stock option  exercises are fulfilled with new shares of common stock.  The total cash  received  from stock  option  exercises  for the three  months ended
September 30, 2007 and 2006 was $1,690,427 and $630,165, respectively. The total cash  received from stock option  exercises for the nine months ended  September
30,  2007  and 2006 was  $8,265,041  and  $1,730,437,  respectively.  The  total intrinsic  value of stock  options  exercised  during  the  three  months  ended
September 30, 2007 and 2006 was $3,635,614 and $347,090, respectively. The total intrinsic  value  of stock  options  exercised  during  the  nine  months  ended
September 30, 2007 and 2006 was $11,876,434 and $1,970,327, respectively.

     The Company recognized  share-based  compensation expense for awards issued under the  Company's  stock  option  plans in the  following  line  items in the condensed consolidated statements of operations:

                                                                    Three Months Ended  Three Months Ended
                                                                        September 30,      September 30,

                                                                             2007               2006
                                                                         ----------         ----------
     Cost of maintenance, software services and other revenue              $283,860           $361,263
     Software development costs                                             792,000          1,100,510
     Selling and marketing                                                  776,840            758,718
     General and administrative                                             254,789            202,782
                                                                         ----------         ----------

                                                                         $2,107,489         $2,423,273
                                                                         ==========         ==========

                                                                    Nine Months Ended   Nine Months Ended
                                                                        September 30,      September 30,

                                                                             2007               2006
                                                                         ----------         ----------
     Cost of maintenance, software services and other revenue              $793,162         $1,060,812
     Software development costs                                           2,471,950          3,233,609
     Selling and marketing                                                2,210,367          2,104,256
     General and administrative                                             760,116            685,218
                                                                            -------            -------

                                                                         $6,235,595         $7,083,895
                                                                         ==========         ==========

     In 2006, pursuant to the 2006 Plan, the Company granted options to purchase
25,000  shares of common stock to certain  non-employee  consultants  (the "2006 consultants")  in  exchange  for  professional  services.  The fair value of the option award was determined  using the  Black-Scholes  method as of each balance sheet date, and is being  expensed over its respective  period of services to be provided.  The 2006  consultants  cumulative  expense  totaled  $83,467  through
September  30, 2007,  of which  $27,559 and $65,553 were  recognized  during the three and nine months ended September 30, 2007,  respectively.  During the three and nine months ended  September  30,  2006,  the  expensed  recognized  totaled
$3,935.

     During the three months ended June 30, 2007, pursuant to the 2006 Plan, the
Company  granted  options to purchase  6,000  shares of common  stock to certain non-employee  consultants (the "2007  consultants") in exchange for professional services. During the three months ended September 30, 2007, pursuant to the 2006
Plan,  the  Company  granted  11,000  shares  of  restricted  stock  to  certain non-employee  consultants (the "2007  consultants") in exchange for professional services.  The  fair  value  of  the  option  award  was  determined  using  the
Black-Scholes  method as of each balance sheet date,  and is being expensed over its  respective  period  of  service  to be  provided.  The  fair  value  of the restricted  stock award is being expensed at the fair value per share at date of grant of $12.05 per share over its respective  period of service to be provided.
The 2007 consultants  cumulative  expense totaled $60,087 through  September 30,
2007,  of which  $57,625 and $60,087 were  recognized  during the three and nine months ended September 30, 2007, respectively.

The following table summarizes  restricted stock activity during the nine months ended September 30, 2007:

                                                  Number of
                                                   Awards
                                                  --------
Non-Vested at December 31, 2006                    225,000
Granted                                               --
Vested                                                --
Canceled / Forfeited                                  --
                                                  --------

Non-Vested at March 31, 2007                       225,000
                                                  --------

Granted                                             26,500
Vested                                                --
Canceled / Forfeited                                  --
                                                  --------

Non-Vested at June 30, 2007                        251,500
                                                  --------

Granted                                            287,000
Vested                                             (66,000)
Canceled / Forfeited                                  --
                                                  --------

Non-Vested at September 30, 2007                   472,500
                                                  ========

     In 2006, the Company granted 225,000 shares of restricted  stock to certain officers  and  employees  at an average fair value per share at date of grant of
$7.06 per share.  In the second  quarter of 2007,  the  Company  granted  26,500 shares of restricted stock to certain Outside  Directors and employees at a fair value per share at date of grant of $11.10 per share.  During the third  quarter of 2007, the Company granted 276,000 shares of restricted  stock  (excluding the aforementioned  11,000  shares  of  restricted  stock  awarded  to  non-employee consultants) to certain officers and employees at a fair value per share at date of grant of $9.87 per share.  As of September  30, 2007, an aggregate of 538,500 shares of restricted  stock have been issued,  of which,  66,000 have vested and none have been forfeited. As of September 30, 2006, there were 200,000 shares of restricted stock issued, of which, none had vested or been forfeited.

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

     As of September 30, 2007 and 2006, there was approximately  $12,352,206 and
$11,411,767,  respectively,  of total unrecognized  compensation cost related to the Company's unvested options and restricted shares granted under the Company's stock plans, before  cancellations and unrecognized  compensation costs relating to consultants awards.

     In September  2003, the Company entered into a worldwide OEM agreement with a major  Technology  Company  (the  "Technology  Company"),  and  granted to the
Technology  Company  warrants to purchase 750,000 shares of the Company's common stock with an exercise  price of $6.18 per share. A portion of the warrants were to vest annually subject to the Technology Company's  achievement of pre-defined and mutually  agreed upon sales  objectives over a three-year  period  beginning
June 1, 2004. As of June 1, 2007, none of the warrants had vested and the rights to exercise the warrants have expired.

(3) SEGMENT REPORTING

     The Company is  organized  in a single  operating  segment for  purposes of making operating decisions and assessing  performance.  Revenues from the United
States to customers in the following  geographical  areas for the three and nine months ended September 30, 2007 and 2006, and the location of long-lived  assets as of September 30, 2007 and December 31, 2006, are summarized as follows:

                          Three Months Ended September 30,   Nine Months Ended September 30,
                                2007             2006             2007             2006
                                ----             ----             ----             ----

United States               $12,145,453      $ 8,263,470      $36,215,636      $23,162,241
Asia                          3,074,235        2,157,413        7,134,321        5,657,281
Other international           3,307,849        2,545,228        9,268,802        6,023,136
                            -----------      -----------      -----------      -----------

      Total revenues        $18,527,537      $12,966,111      $52,618,759      $34,842,658
                            ===========      ===========      ===========      ===========

                                                 September 30,       December 31,
                                                      2007               2006
                                                  -----------        -----------
Long-lived assets:

United States                                     $11,511,444        $10,113,633
Asia                                                1,678,264          1,498,534
Other international                                   361,865            279,695
                                                  -----------        -----------

     Total long-lived assets                      $13,551,573        $11,891,862
                                                  ===========        ===========

(4) STOCK REPURCHASE PROGRAM

     On October 25,  2001,  the Company  announced  that its Board of  Directors authorized the repurchase of up to 2,000,000 shares of the Company's outstanding common  stock.  The  repurchases  may be made from  time to time in open  market transactions  in such amounts as determined  at the  discretion of the Company's management.  The terms of the stock repurchases will be determined by management based on market conditions. During the three and nine months ended September 30,
2007,  the Company  purchased  318,900 shares of its common stock in open market purchases for a total cost of $3,273,661. During the three and nine months ended
September  30,  2006,  the Company  purchased  65,600 and 315,600  shares of its common  stock  in open  market  purchases  for a  total  cost  of  $475,661  and
$2,147,234,  respectively. As of September 30, 2007, the Company had repurchased a total of 1,184,100 shares for $9,053,824.

(5) COMMITMENTS AND CONTINGENCIES

     The Company has an operating  lease covering its corporate  office facility that expires in February  2012.  The Company also has several  operating  leases related to offices in the United States and foreign  countries.  The  expiration dates for these leases range from 2007 through 2015. The following is a schedule of future  minimum lease  payments for all operating  leases as of September 30,
2007:

    2007 ................................................      $  542,343
    2008 ................................................       1,944,668
    2009 ................................................       1,870,649
    2010 ................................................       1,476,302
    2011 ................................................       1,374,974
    Thereafter ..........................................         734,144
                                                               ----------
                                                               $7,943,080
                                                               ==========

     The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such  matters  cannot be  predicted  with  certainty,  such  matters are not expected to have a material adverse effect on the Company's  financial condition or operating results.

     On September 27, 2007, the Company  entered into a joint venture  agreement
(the  "Agreement")  with the  Institute of Computing  Technology  of the Chinese
Academy of Science  and other  independent  third  parties to  establish a newly formed company,  Tianjin Zhongke Blue Whale  Information  Technologies Co., Ltd.
("Blue Whale"), that will research, produce and market enterprise-class storage, archiving and compliance solutions domestically and internationally. Among other requirements and  responsibilities  as outlined in the Agreement,  the Company's required capital  contribution to Blue Whale will be  approximately  $850,000 or
10% of the total capital contribution.  Such contribution is expected to be made during the fourth quarter of 2007.  The Company's  investment in Blue Whale will be  accounted  for under the cost  method,  in  accordance  with the  Accounting
Principles Board Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS
IN COMMON STOCK.

(6) INCOME TAXES

   The Company's  provision for income taxes  consists of U.S. and foreign taxes in amounts necessary to align the Company's  year-to-date tax provision with the effective  rate that the Company  expects to achieve for the full year.  For the three and nine  months  ended  September  30,  2007,  the  provision  includes a discrete  benefit of $4.5 million related to a partial reversal of the Company's deferred  income  tax  valuation  allowance.  Prior to the  three  months  ended
September 30, 2007, the Company  maintained a full valuation  allowance  against its net deferred tax assets due to the Company's prior history of pre-tax losses and  uncertainty  about the timing of and ability to generate  taxable income in the future and its  assessment  that the  realization  of the net  deferred  tax assets did not meet the "more likely than not" criterion  under SFAS No. 109. As of September 30, 2007, based upon the Company's generation of cumulative taxable income over the past three  years and its  expectations  for  taxable  income in future years,  the Company  determined that a portion of its deferred tax assets were "more likely than not" realizable.  Accordingly,  as of September 30, 2007, the Company partially reversed its deferred income tax valuation allowance.  The remaining  deferred tax asset  valuation  allowance as of September  30, 2007 of approximately  $8.2  million  relates  to: (i) assets  expected  to be  realized through  pre-tax  income  expected  during  the  fourth  quarter of 2007 of $2.4 million,  (ii) capital loss carry forwards of $0.9 million,  (iii) net operating losses related to excess  share-based  compensation  expense  deductions of $3.6 million, (iv) foreign tax credits of $0.2 million, and (v) foreign net operating losses of $1.1 million.  The  realization of the tax benefits from net operating losses related to excess  share-based  compensation  expense  deductions will be recorded  as  credits  to  additional-paid-in-capital  when  such  benefits  are realized through reductions of income taxes payable.

   For the three  and nine  months  ended  September  30,  2006,  the  Company's provision  for income  taxes  consisted  of U.S.  and  foreign  taxes in amounts necessary to align its  year-to-date  tax provision  with the effective tax rate the Company  expected to achieve for the full year. The provision  included U.S.
federal  alternative minimum taxes and state minimum taxes that were expected to be incurred primarily as a result of the limitations on the Company's ability to utilize net operating  losses under the  alternative  minimum tax system and the non-deductibility  of certain  share-based  compensation  expense for income tax purposes that had been recognized for financial  statement  purposes and foreign taxes.

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

      The  Company's  total  unrecognized  tax benefits as of September 30, 2007 were  approximately  $4.4  million,  which,  if  recognized,  would  affect  the
Company's  effective  tax rate.  Total accrued  interest and  penalties  through
September  30, 2007 were  $35,468.  During the three months ended  September 30,
2007, there were no additional unrecognized tax benefits identified. The Company does not expect that its  unrecognized  tax benefits will  significantly  change within the next 12 months.  The Company  files a  consolidated  U.S.  Income tax return and tax  returns in various  state and local  jurisdictions.  The returns filed in  various  state  and  local  jurisdictions  may be filed on a  separate company,  combined or consolidated  basis depending on the legal requirements of the taxing  jurisdiction.  The Company's  subsidiaries  also file tax returns in various  foreign  jurisdictions.  In addition to the U.S.,  the Company's  major taxing  jurisdictions  include China,  Japan,  Taiwan,  Korea,  United  Kingdom,
Germany and France.  There have not been any past tax examinations nor are there any current tax  examinations in progress.  Accordingly,  as of January 1, 2007, the Company  remains  subject to  examination in all tax  jurisdictions  for all periods since inception.

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
RISKS AND  UNCERTAINTIES,  AND THAT ACTUAL  RESULTS MAY DIFFER  MATERIALLY  FROM
THOSE  PROJECTED IN THE  FORWARD-LOOKING  STATEMENTS.  THE FOLLOWING  DISCUSSION
SHOULD BE READ TOGETHER WITH THE CONSOLIDATED  FINANCIAL STATEMENTS AND NOTES TO
THOSE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

     Our results for the third quarter of 2007 reflected continued solid growth.
Both our revenues and our gross  margins  increased  from the same period in the prior year.

     Revenues  for the third  quarter  of 2007  increased  43% to $18.5  million compared with  revenues of $13.0 million in the third quarter of 2006.  Revenues from both our OEM partners and our resellers increased from the same period last year.

     Our  revenues  grew 4% from the  previous  quarter and were higher than our revenues  in every  quarter  in the  Company's  history,  other  than the fourth quarter of 2006. We believe this shows  continued  momentum for our products and services.

     EMC  Corporation  accounted  for 28% of our  revenues  in the  quarter.  We anticipate  that EMC will  account for 20% or more of our  revenues for the full year  2007.  Although  Sun  Microsystems  was not a 10%  customer  in the  third quarter,  our revenues from Sun  Microsystems  have  continued to grow on a year over year basis in both absolute and percentage terms.

     In addition to increased  revenues,  the other  indicators we use to assess our performance and growth continued to be positive.

     We had net income of $6.3 million for the three months ended  September 30,
2007.  This positive  result  includes $2.1 million of share-based  compensation expense  related to SFAS No.  123(R) and an income tax benefit of $4.5  million.
Cash flows from operations in the third quarter of 2007 were again positive.  We continue  to believe  that our ability to fund our own growth  internally  bodes well for our long-term success.

     Deferred  revenue at September 30, 2007  increased  47%,  compared with the balance at September 30, 2006. We consider the continued  growth of our deferred revenue as an  important  indicator of the success of our  products.  We believe that  support and  maintenance  renewals,  which  comprise  the  majority of our deferred  revenue,  indicate  satisfaction  with our  products  and our  support organization from our end users.

     Operating  expenses  increased by $2.8 million,  or 19%,  compared with the third quarter of 2006.  Operating  expenses  include $2.1 million in share-based compensation  expense  for the  third  quarter  of  2007,  and $2.4  million  in share-based  compensation  expense for the third quarter of 2006. We are pleased that our revenues,  on both an absolute and a percentage basis, continue to grow at a higher rate than our expenses.

     Our gross  margins  increased to 84% for the third quarter of 2007 from 82%
for the third quarter of 2006.  Share-based  compensation expense within cost of maintenance,  software services and other revenue was 2% of revenue in the third quarter of 2007 and 3% in the third quarter of 2006.

     At September 30, 2007 we had 402  employees  compared with 344 at September
30, 2006.  We plan to continue  adding  research and  development  and sales and support  personnel,  both in the United States and worldwide,  as necessary.  We also plan to continue investing in infrastructure,  including both equipment and property.

     We  continue to monitor  our  management  structure  to  determine  whether changes or  additional  resources  will help to  continue or to  accelerate  the positive momentum. During the third quarter we reorganized our marketing team to help to realize the full potential of our existing  opportunities,  to establish
our  visibility  in  the  marketplace,   and  to  generate  additional  business
prospects.

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

RESULTS OF  OPERATIONS - FOR THE THREE MONTHS ENDED  SEPTEMBER 30, 2007 COMPARED
WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2006.

     Revenues for the three months ended  September  30, 2007  increased  43% to
$18.5 million  compared with $13.0 million for the three months ended  September
30, 2006. Our operating  expenses increased 19% from $14.7 million for the three months  ended  September  30, 2006 to $17.5  million for the three  months ended
September  30,  2007.  Included in our  operating  expenses for the three months
ended   September  30,  2007  and  2006  was  $2.1  million  and  $2.4  million, respectively,  of share-based  compensation  expense in accordance with SFAS No.
123(R).  Net income  for the three  months  ended  September  30,  2007 was $6.3 million  compared  with a net loss of $1.3  million for the three  months  ended
September  30,  2006.  Included  in our net  income for the three  months  ended
September 30, 2007 was an income tax benefit of $4.5 million associated with the reversal of certain  deferred tax asset valuation  allowances as a result of our continuing positive operating results and financial projections. Included in our net loss for the three  months  ended  September  30,  2006,  was an income  tax provision of $44,000. The growth in revenues was due to significant increases in our software  license,  maintenance  revenues  and  software  services and other revenues.  Revenue contribution from our OEM partners increased in both absolute dollars and as a percentage of our total revenue for the quarter ended September
30, 2007 as compared  with the same period in 2006.  Revenue from  resellers and distributors  also  increased  in absolute  dollars for the three  months  ended
September 30, 2007 as compared with the same period in 2006.  Expenses increased in all aspects of our business to support our continued  growth. As of September
30, 2007, in support of our continued growth and expansion both domestically and internationally,  we had 402 employees  worldwide as compared with 344 employees as of September 30, 2006.  Finally,  we continue to invest in our infrastructure by increasing our capital expenditures, particularly with purchases of equipment for support of our existing and future product lines.

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

     Software  license  revenue  increased  41% from $8.7  million for the three months  ended  September  30, 2006 to $12.2  million for the three  months ended
September  30,  2007.  Software  license  revenue  represented  66% of our total revenues  for the three months  ended  September  30, 2007 and 67% for the three months ended September 30, 2006. As a result of broader market acceptance of our software  applications  and increased demand for our products from our expanding base of customers,  we continue to experience  increased sales from both our OEM and  reseller  partners,  which  were the  primary  drivers of the  increase  in software license revenue.  Software license revenue  increased from both our OEM partners and from our  resellers.  Revenue from our OEM partners  increased as a percentage of total revenue.  We expect our software license revenue to continue to grow in future periods.

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
Professional  services  revenue is  recognized  in the period  that the  related services are performed.  Revenue from engineering  services is primarily related to customizing  software  product masters for some of our OEM partners.  Revenue from  engineering  services  is  recognized  in  the  period  the  services  are completed.  During the three months ended  September  30, 2007 and 2006,  we had transactions  in which we purchased  hardware and bundled this hardware with our software and sold this bundled  solution to our customer  base. A portion of the contractual  fees is  recognized  as revenue  when the  hardware  or software is delivered to the  customer  based on the  relative  fair value of the  delivered element(s).  Maintenance,  software  services and other revenue increased 48% to
$6.3 million for the three months ended September 30, 2007 from $4.3 million for the three months ended September 30, 2006.

     The major factor behind the increase in maintenance,  software services and other revenue was an increase in the number of maintenance and technical support contracts we sold. As we are in business longer, and as we license more software to new  customers and renew  agreements  with our  installed  customer  base, we expect  these  revenues  will  continue  to  increase.  The  majority of our new customers  purchase  maintenance  and  support  and most  customers  renew their maintenance  and  support  after their  initial  contracts  expire.  Maintenance revenue  increased  $1.5  million  from $3.3  million for the three months ended
September  30, 2006 to $4.8  million for the three months  ended  September  30,
2007.  Software services and other revenue increased  approximately $0.5 million from $1.0 million for the three months ended  September 30, 2006 to $1.5 million for the three months ended September 30, 2007. We expect  maintenance,  software services and other revenues to continue to increase.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

     To remain  successful  in the network  storage  solutions  market,  we must continually  upgrade our  software by  enhancing  the  existing  features of our products and by adding new features and products.  We often evaluate  whether to develop these new offerings  in-house or whether we can achieve a greater return on investment by purchasing or licensing  software from third parties.  Based on our evaluations we have purchased or licensed software for resale since 2001. As of September 30, 2007, we had $0.3 million of purchased software  licenses,  net of accumulated  amortization of $5.1 million that are being amortized over three years.  For the three months ended  September 30, 2007,  we recorded  $34,000 of amortization  related to these purchased software licenses.  As of September 30,
2006, we had $0.2 million of purchased  software  licenses,  net of  accumulated amortization of $5.0 million and recorded  approximately $81,000 of amortization for the three  months  ended  September  30,  2006  related  to these  purchased software  licenses.  We will continue to evaluate third party software  licenses and may make  additional  purchases  from time to time,  which would  impact the amount we record as amortization expense in future periods.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

     Cost  of  maintenance,   software  services  and  other  revenues  consists
primarily  of  personnel  and other costs  associated  with  providing  software implementations,  technical support under maintenance  contracts,  training, and share-based  compensation  expense  associated  with  SFAS No.  123(R).  Cost of maintenance,  software  services and other  revenues  also  includes the cost of hardware purchased that was resold.  Cost of maintenance,  software services and other revenues for the three months ended September 30, 2007 increased by 24% to
$2.9 million compared with $2.2 million for the three months ended September 30,
2006. The increase in cost of maintenance,  software  services and other revenue was  primarily  due to (i) the  increased  cost of hardware  resulting  from the higher number of transactions  in which we bundled this purchased  hardware with our  software  and sold the  bundled  solution  during  the three  months  ended
September  30,  2007 as  compared  with the same  period  in 2006,  and (ii) the increase in personnel and related costs for the three months ended September 30,
2007 as  compared  with the same  period in 2006.  As a result of our  increased sales from maintenance and support contracts,  we hired additional  employees to provide  technical  support.  Consequently,  our cost of  maintenance,  software services  and other  revenue  will  continue to grow in absolute  dollars as our revenues from these services also increase.

     Gross  profit  for the three  months  ended  September  30,  2007 was $15.6 million or 84% of revenue  compared with $10.6 million or 82% of revenue for the three months  ended  September  30,  2006.  The increase in our gross margin was primarily due to our continued  revenue growth and focus on our cost  structure.
Share-based  compensation expense included in the cost of maintenance,  software services and other  revenue  decreased in absolute  dollars to $0.3 million from
$0.4  million  for  the  three  months  ended   September  30,  2007  and  2006,
respectively. Share-based compensation expense was equal to 2% and 3% of revenue for the three months ended September 30, 2007 and 2006, respectively.

SOFTWARE DEVELOPMENT COSTS

     Software development costs consist primarily of personnel costs for product development personnel, share-based compensation expense associated with SFAS No.
123(R), and other related costs associated with the development of new products, enhancements  to existing  products,  quality  assurance  and testing.  Software development  costs  increased  11% to $5.6  million for the three  months  ended
September  30, 2007 from $5.1 million for the three months ended  September  30,
2006.  The major  contributing  factors to the increase in software  development costs were higher  salary and  personnel  related costs as a result of increased headcount to enhance and test our core network storage  software product as well as to develop new innovative  features and options during the three months ended
September  30,  2007 as  compared  with the  same  period  in 2006.  Share-based compensation  expense  included  in  software  development  costs  decreased  in absolute  dollars to $0.8  million  from $1.1 million for the three months ended
September  30, 2007 and 2006,  respectively.  Share-based  compensation  expense included in software development costs was equal to 4% and 8% of revenue for the three  months  ended  September  30, 2007 and 2006,  respectively.  We intend to continue  recruiting  and hiring  product  development  personnel to support our software development process.

SELLING AND MARKETING

     Selling and  marketing  expenses  consist  primarily of sales and marketing personnel and related costs,  share-based  compensation  expense associated with
SFAS No. 123(R),  travel,  public relations  expense,  marketing  literature and promotions,  commissions, trade show expenses, and the costs associated with our foreign  sales  offices.  Selling and marketing  expenses  increased 20% to $7.0 million for the three months ended  September 30, 2007 from $5.8 million for the three months ended  September  30, 2006.  The increase in selling and  marketing expenses was primarily due to (i) higher commissions paid as a result of our 43%
increase in revenue,  and (ii) higher  salary and  personnel  related costs as a result of increased sales and marketing  headcount during the three months ended
September  30,  2007 as  compared  with the  same  period  in 2006.  Share-based compensation  expense included in selling and marketing  remained  consistent in absolute  dollars at $0.8 million for both the three months ended  September 30,
2007  and  2006.  Share-based  compensation  expense  included  in  selling  and marketing  expenses was equal to 4% and 6% of revenue for the three months ended
September 30, 2007 and 2006, respectively. In addition, we continued to hire new sales and sales  support  personnel  and to expand  our  worldwide  presence  to accommodate our anticipated revenue growth. We anticipate that as we continue to grow  sales,  our sales and  marketing  expenses  will  continue  to increase in support of such sales growth.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses consist primarily of personnel costs of
general  and  administrative   functions,   share-based   compensation   expense
associated  with SFAS No. 123(R),  public company  related costs,  directors and officers  insurance,  legal and professional  fees, and other general  corporate overhead  costs.  General  and  administrative  expenses  increased  31% to $1.9 million for the three months ended  September 30, 2007 from $1.5 million for the
three  months   ended   September   30,  2006.   The  increase  in  general  and
administrative  expenses was primarily due to (i) higher  professional fees as a result various tax related  activities which commenced for fiscal year 2007, and
(ii) increased compensation and personnel related costs as a result of increased headcount to support our general and  administrative  needs for the three months ended  September 30, 2007 as compared with the same period in 2006.  Share-based compensation  expense  included  in  general  and  administrative  increased  in absolute  dollars to $0.3  million  from $0.2 million for the three months ended
September  30, 2007 and 2006,  respectively.  Share-based  compensation  expense included  in  general  and  administrative  expenses  was  equal to 1% and 2% of revenue for the three months ended  September  30, 2007 and 2006,  respectively.
Additionally,  as our revenue and number of  employees  increase,  our legal and professional fees and other general corporate  overhead costs have increased and are likely to continue to increase.

INTEREST AND OTHER INCOME

     We  invest  our  cash,  cash  equivalents  and  marketable   securities  in
government securities and other low risk investments.  Interest and other income increased to $0.7 million for the three months ended September 30, 2007 compared with $0.5 million for the three months ended  September 30, 2006.  This increase is primarily due to increased  cash balance as of September 30, 2007 as compared with the same  period  in  2006,  as well as  increased  interest  rates,  which resulted in a higher average cash balance invested at greater interest rates.

INCOME TAXES

     For the three months ended  September  30, 2007,  our  provision for income taxes  consisted  of U.S.  and foreign  taxes in amounts  necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year.  Our income tax  benefit was $4.5  million  for the three  months ended September 30, 2007 as compared to an income tax expense of $44,000 for the same  period in 2006.  The income tax  benefit  during  the three  months  ended
September  30, 2007,  includes a discrete  benefit of $4.5 million  related to a partial  reversal of our deferred income tax valuation  allowance.  Prior to the three months ended September 30, 2007, we had recorded a valuation  allowance to fully  reserve our net  deferred  tax assets  based on our  assessment  that the realization  of the net  deferred  tax assets did not meet the "more likely than not" criterion  under SFAS No. 109. As of September 30, 2007, we determined that based upon a number of factors, including our cumulative taxable income over the past three fiscal years and expected profitability in future years, that certain of our deferred tax assets were "more likely than not" realizable through future earnings.  Accordingly,  as of  September  30, 2007 we reversed a portion of our deferred income tax valuation allowance.

     For the three months ended  September  30, 2006,  our  provision for income taxes  consisted  of U.S.  and foreign  taxes in amounts  necessary to align our year-to-date  tax  provision  with the  effective  tax rate that we  expected to achieve for the full year.  The  provision  included  U.S.  federal  alternative minimum  taxes  and  state  minimum  taxes  that were  expected  to be  incurred primarily as a result of the limitations on our ability to utilize net operating losses under the  alternative  minimum tax system and the  non-deductibility  of certain share-based  compensation  expense for income tax purposes that had been recognized for financial statement purposes and foreign taxes.

RESULTS OF  OPERATIONS - FOR THE NINE MONTHS ENDED  SEPTEMBER  30, 2007 COMPARED
WITH NINE MONTHS ENDED SEPTEMBER 30, 2006.

     Revenues  for the nine months ended  September  30, 2007  increased  51% to
$52.6 million  compared  with $34.8 million for the nine months ended  September
30, 2006. Our operating  expenses  increased 23% from $42.1 million for the nine months  ended  September  30, 2006 to $51.9  million  for the nine months  ended
September 30, 2007. Included in our operating expenses for the nine months ended
September 30, 2007 and 2006 was $6.2 million and $7.1 million,  respectively, of
share-based   compensation  expense  related  to  stock-based   compensation  in
accordance with SFAS No. 123(R).  Net income for the nine months ended September
30, 2007 was $7.1 million  compared with a net loss of $6.2 million for the nine months ended September 30, 2006.  Included in our net income for the nine months ended  September  30,  2007 was a net income tax  benefit of $4.6  million  that primarily  consisted  of a reversal  of  certain  deferred  tax asset  valuation allowances  as a  result  of  our  continuing  positive  operating  results  and financial  projections.  Included  in our net  loss for the  nine  months  ended
September 30, 2006, was an income tax provision of $ 0.2 million.  The growth in revenues was due to significant  increases in our software license,  maintenance revenues and software services and other revenues. Revenue contribution from our
OEM  partners  increased in absolute  dollars and as a  percentage  of our total revenue for the nine months ended  September  30, 2007 as compared with the same period in 2006.  Revenue  from  resellers  and  distributors  also  increased in absolute  dollars for the nine months ended  September 30, 2007 as compared with the same period in 2006.  Expenses  increased  in all aspects of our business to support our continued  growth.  In support of our continued growth and expansion both domestically and  internationally,  we increased our worldwide headcount to
402  employees as of  September  30, 2007 as compared  with 344  employees as of
September  30, 2006.  Finally,  we continue to invest in our  infrastructure  by increasing our capital expenditures particularly with purchases of equipment for support of our existing and future product lines.

REVENUES

SOFTWARE LICENSE REVENUE

     Software  license  revenue  increased  50% from $23.1  million for the nine months  ended  September  30, 2006 to $34.6  million  for the nine months  ended
September  30,  2007.  Software  license  revenue  represented  66% of our total revenues for the nine months ended  September  30, 2007 and 2006. As a result of broader market acceptance of our software  applications and increased demand for our products  from our expanding  base of  customers,  we continue to experience increased sales from both our OEM and reseller partners,  which were the primary drivers of the increase in software  license  revenue.  Software license revenue increased  from both our OEM partners and from our  resellers.  Revenue from our
OEM partners increased as a percentage of total revenue.  We expect our software license revenue to continue to grow in future periods.

MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

     Maintenance,  software  services and other  revenue  increased 53% to $18.0 million for the nine months ended  September 30, 2007 from $11.8 million for the nine months ended  September  30, 2006.  The major factor behind the increase in maintenance,  software  services and other revenue was an increase in the number of maintenance,  technical support  contracts and bundled hardware  solutions we sold.  As we are in  business  longer,  and as we license  more  software to new customers and renew agreements with our installed customer base, we expect these revenues will continue to increase.  The majority of our new customers  purchase maintenance and support and most customers  renew their  maintenance and support after their initial contracts expire. Maintenance revenue increased $4.8 million from $8.8 million for the nine months ended  September 30, 2006 to $13.6 million for the nine months  ended  September  30,  2007.  During the nine months  ended
September 30, 2007 and 2006, we had transactions in which we purchased  hardware and bundled this  hardware  with our software and sold this bundled  solution to our customer base.  Software services and other revenue increased  approximately
$1.4 million from $2.9 million for the nine months ended  September  30, 2006 to
$4.3 million for the nine months ended  September  30,  2007.  This  increase is primarily  due to the  increase  in hardware we bundled  with our  software.  We expect  maintenance,  software  services  and  other  revenues  to  continue  to increase.

COST OF REVENUES

AMORTIZATION OF PURCHASED AND CAPITALIZED SOFTWARE

     As of  September  30,  2007,  we had $0.3  million  of  purchased  software licenses,  net of  accumulated  amortization  of $5.1  million  that  are  being amortized  over three years.  For the nine months ended  September  30, 2007, we recorded  $0.1  million  of  amortization  related to these  purchased  software licenses.  As of September 30, 2006,  we had $0.2 million of purchased  software
licenses,  net  of  accumulated   amortization  of  $5.0  million  and  recorded
approximately  $0.3 million of amortization  for the nine months ended September
30, 2006 related to these purchased software licenses.

COST OF MAINTENANCE, SOFTWARE SERVICES AND OTHER REVENUE

     Cost of  maintenance,  software  services  and other  revenues for the nine months ended  September 30, 2007 increased by 18% to $8.1 million  compared with
$6.9 million for the nine months ended  September 30, 2006. The increase in cost of maintenance, software services and other revenue was primarily due to (i) the increased cost of hardware as a result of the increased  number of  transactions in which we bundled  purchased  hardware  with our software and sold the bundled solution,  and (ii) the  increase in  personnel  and related  costs for the nine months ended  September  30, 2007 as compared with the same period in 2006. As a result of our increased sales from maintenance and support  contracts,  we hired additional  employees to provide technical  support.  Consequently,  our cost of maintenance,  software  services  and other  revenue  will  continue  to grow in absolute dollars as our revenues from these services also increase.

     Gross profit for the nine months ended September 30, 2007 was $44.5 million or 85% of revenue  compared  with $28.0  million or 80% of revenue  for the nine months ended  September 30, 2006. The increase in our gross margin was primarily due to our continued revenue growth and focus on our cost structure. Share-based compensation expense included in the cost of maintenance,  software services and other  revenue  decreased in absolute  dollars to $0.8 million from $1.1 million for the nine months ended September 30, 2007 and 2006, respectively. Share-based compensation expense was equal to 2% and 3% of revenue for the nine months ended
September 30, 2007 and 2006, respectively.

SOFTWARE DEVELOPMENT COSTS

     Software  development  costs  increased  13% to $16.5  million for the nine months  ended  September  30, 2007 from $14.6  million for the nine months ended
September 30, 2006. The major  contributing  factors to the increase in software development  costs were higher  salary costs and  personnel  related  costs as a result of  increased  headcount  to enhance  and test our core  network  storage software  product,  as well as to develop new  innovative  features  and options during the nine months ended September 30, 2007 as compared with the same period in 2006. Share-based compensation expense included in software development costs decreased  in absolute  dollars to $2.5  million  from $3.2 million for the nine months ended September 30, 2007 and 2006, respectively. Share-based compensation expense included in software development costs was equal to 5% and 9% of revenue for the nine months ended September 30, 2007 and 2006,  respectively.  We intend to continue recruiting and hiring product  development  personnel to support our software development process.

SELLING AND MARKETING

     Selling and marketing  expenses increased 31% to $21.4 million for the nine months  ended  September  30, 2007 from $16.4  million for the nine months ended
September 30, 2006. The increase in selling and marketing expenses was primarily due to (i) higher  commissions  paid as a result of our 51%  increase in revenue and (ii) higher  salary and  personnel  related  costs as a result of  increased sales and marketing headcount during the nine months ended September 30, 2007 as compared with the same period in 2006. Share-based compensation expense included in selling and marketing increased in absolute dollars to $2.2 million from $2.1 million for the nine months  ended  September  30, 2007 and 2006,  respectively.
Share-based  compensation expense included in selling and marketing expenses was equal to 4% and 6% of revenue for the nine months ended  September  30, 2007 and
2006,  respectively.  In  addition,  we  continued  to hire new  sales and sales support  personnel  and to expand our  worldwide  presence  to  accommodate  our anticipated revenue growth. We anticipate that as we continue to grow sales, our sales and marketing  expenses will continue to increase in support of such sales growth.

GENERAL AND ADMINISTRATIVE

     General and  administrative  expenses increased 38% to $5.8 million for the nine months ended September 30, 2007 from $4.2 million for the nine months ended
September  30,  2006.  The increase in general and  administrative  expenses was primarily due to (i) higher  professional fees as a result of the implementation of various tax related planning activities which commenced for fiscal year 2007, and (ii)  increased  compensation  and  personnel  related  costs as a result of increased headcount to support our general and administrative needs for the nine months  ended  September  30,  2007 as  compared  with the same  period in 2006.
Share-based   compensation   expense  included  in  general  and  administrative
increased  in absolute  dollars to $0.8  million  from $0.7 million for the nine months ended September 30, 2007 and 2006, respectively. Share-based compensation expense included in general and  administrative  expenses was equal to 1% and 2%
of revenue for the nine months ended September 30, 2007 and 2006,  respectively.
Additionally,  as our revenue and number of  employees  increase,  our legal and professional fees and other general corporate  overhead costs have increased and are likely to continue to increase.

INTEREST AND OTHER INCOME

     We  invest  our  cash,  cash  equivalents  and  marketable   securities  in
government securities and other low risk investments.  Interest and other income increased to $1.8 million for the nine months ended  September 30, 2007 compared with $1.2 million for the nine months ended September 30, 2006. This increase is primarily due to increased cash balance  during the nine months ended  September
30, 2007 as compared with the same period in 2006, as well as increased interest rates,  which  resulted in a higher  average  cash  balance  invested at greater interest rates.

INCOME TAXES

     For the nine months ended  September  30, 2007,  our  provision  for income taxes  consists of U.S.  and  foreign  taxes in amounts  necessary  to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year.  For the nine  months  ended  September  30,  2007 the  provision includes a discrete benefit of $4.5 million related to a partial reversal of our deferred  income  tax  valuation  allowance.  Prior to the  three  months  ended
September  30, 2007, we maintained a full  valuation  allowance  against our net deferred tax assets due to our prior history of pre-tax  losses and  uncertainty about the timing of and ability to generate taxable income in the future and its assessment  that the realization of the net deferred tax assets did not meet the
"more likely than not"  criterion  under SFAS No. 109. As of September 30, 2007,

based upon our generation of cumulative taxable income over the past three years and our  expectations  for taxable income in future years,  we determined that a portion of our  deferred  tax assets  were "more  likely  than not"  realizable.
Accordingly, as of September 30, 2007, we partially reversed our deferred income tax valuation allowance.

     For the nine months ended  September  30, 2006,  our  provision  for income taxes  consisted  of U.S.  and foreign  taxes in amounts  necessary to align our year-to-date  tax  provision  with the  effective  tax rate that we  expected to achieve for the full year.  The  provision  included  U.S.  federal  alternative minimum  taxes  and  state  minimum  taxes  that were  expected  to be  incurred primarily as a result of the limitations on our ability to utilize net operating losses under the  alternative  minimum tax system and the  non-deductibility  of certain share-based  compensation  expense for income tax purposes that had been recognized for financial statement purposes and foreign taxes.

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

     DEFERRED  INCOME TAXES.  Consistent with the provisions of SFAS No. 109, we regularly estimate our ability to recover deferred income taxes, and report such assets at the amount that is determined to be more-likely-than-not  recoverable.
This  evaluation  considers  several  factors,  including  an  estimate  of  the likelihood of generating  sufficient taxable income in future periods over which
temporary   differences   reverse,   the  expected   reversal  of  deferred  tax
liabilities,  past and  projected  taxable  income,  and  available tax planning strategies.  During the three months ended September 30, 2007, based on positive evidence from our earnings  trends,  we recognized a significant  portion of our deferred tax assets  through a reduction  in our  deferred  tax asset  valuation allowance.  As of September 30, 2007, our deferred tax asset, net of a valuation allowance  was  $4.8  million.  Realization  of these  deferred  tax  assets  is dependent  primarily  upon our ability to  generate  sufficient  future  taxable income.  Among other things, if our operating results differ  significantly from our  projections,  our assessment  about the  realizability  of our deferred tax assets may change,  resulting  in a change to the net amount of our deferred tax assets.

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
The  assumptions  used in computing the fair value of  share-based  compensation expense reflect our best estimates, but involve uncertainties relating to market and other  conditions,  many of which are  outside of our  control.  We estimate expected  volatility  based  primarily on historical  daily price changes of our stock and other  factors.  Additionally,  we  estimate  forfeiture  rates  based primarily  upon  historical  experiences,  adjusted when  appropriate  for known events or expected trends.  If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three and nine months ended  September  30,  2007 and  2006  could  have  been  materially  different.
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
FINANCIAL  LIABILITIES - INCLUDING AN AMENDMENT OF FASB  STATEMENT NO. 115. SFAS
No. 159 permits  entities to choose to measure  eligible  items at fair value at specified  election  dates and report  unrealized  gains and losses on items for which the fair value  option has been  elected in  earnings  at each  subsequent reporting  date.  SFAS No. 159 is  effective  for fiscal years  beginning  after
November 15, 2007. We are currently  evaluating  the impact of the provisions of
SFAS No. 159 on our consolidated financial statements.

     In September  2006, the FASB issued SFAS No. 157, FAIR VALUE  Measurements, to clarify the  definition  of fair value,  establish a framework  for measuring fair value and expand the disclosures on fair value  measurements.  SFAS No. 157 defines  fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement  date (an exit price).  SFAS No. 157 also stipulates  that, as a
market-based  measurement,   fair  value  should  be  determined  based  on  the
assumptions  that  market  participants  would  use  in  pricing  the  asset  or liability, and establishes a fair value hierarchy that distinguishes between (a)
market  participant  assumptions  developed  based on market data  obtained from sources  independent  of the reporting  entity  (observable  inputs) and (b) the
reporting  entity's  own  assumptions  about  market   participant   assumptions
developed  based  on  the  best  information   available  in  the  circumstances
(unobservable  inputs).  SFAS No. 157 becomes  effective  for the Company in its fiscal year beginning January 1, 2008. We are currently evaluating the impact of the provisions of SFAS No. 157 on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Our total cash and cash equivalents and marketable securities balance as of
September 30, 2007  increased by $18.9 million  compared with December 31, 2006.
Our cash and cash  equivalents  totaled $30.0 million and marketable  securities totaled  $29.9  million at September  30, 2007.  As of December 31, 2006, we had
approximately  $15.6 million in cash and cash  equivalents  and $25.4 million in marketable securities.

     We  continued  to invest in our  infrastructure  to support  our  long-term growth during the nine months ended  September 30, 2007. We made  investments in property and equipment and we increased the number of employees during the first nine  months  of  2007.  As we  continue  to  grow,  we  will  continue  to make investments  in property and equipment and will need to continue to increase our headcount.

     In October 2001, our Board of Directors  authorized the repurchase of up to
2,000,000  shares of our  outstanding  common  stock.  During the three and nine months ended September 30, 2007, we purchased 318,900 shares of our common stock in open market purchases at an aggregate purchase price of $3.3 million.  During the three and nine months  ended  September  30, 2006,  we purchased  65,600 and
315,600 shares at an aggregate  purchase price of $0.5 million and $2.1 million, respectively.  As of  September  30,  2007,  we had  purchased  an  aggregate of
1,184,100 shares of our common stock through various open market purchases at an aggregate purchase price of $9.1 million or $7.65 per share. As of September 30,

2007, we have the ability to purchase an additional 815,900 shares of our common stock based upon our judgment and market conditions.

     Net cash provided by operating  activities  increased $12.2 million or 210%
to $18.0 million from $5.8 million for the nine months ended  September 30, 2007 and 2006,  respectively.  The net cash provided by operating activities of $18.0 million was primarily derived from (i) our net income;  (ii) adjustments for the impact of non-cash charges,  particularly relating to stock-based  compensation, depreciation  and amortization  and provision for doubtful  accounts;  and (iii)
adjustments for net changes in operating  assets and  liabilities,  particularly decreases in our accounts  receivable and increase in our deferred  revenues due to increased revenues. These amounts were primarily offset by the adjustment for the impact of our non-cash  benefit  relating to our income tax benefit.  During the nine months ended  September  30, 2006,  net cash  provided  from  operating activities  was  primarily  derived  from net loss  adjusted  for the  impact of non-cash  charges  and  increases  in both  accounts  receivables  and  deferred revenues.

     Net cash used in investing  activities  was $8.7 million and $11.7  million for the nine months ended  September 30, 2007 and 2006,  respectively.  Net cash used  in  investing  activities  in each  period  was  primarily  due to (i) net
purchases  of  marketable  securities;   and  (ii)  purchases  of  property  and
equipment,  software  licenses and intangible  assets.  We anticipate  continued
capital  expenditures as we continue to invest in our  infrastructure to support our ongoing growth and expansion both domestically and internationally.

     Net cash  provided by (used in) financing  activities  was $5.0 million and
($0.4)  million  for  the  nine  months  ended  September  30,  2007  and  2006, respectively.  Net cash  provided by  financing  activities  of $5.0 million was derived from proceeds received from the exercise of stock options, offset by the payments  we made to  acquire  treasury  stock.  During  the nine  months  ended
September  30, 2006,  net cash used in  financing  activities  was  comprised of payments made to acquire treasury stock,  offset primarily by proceeds  received from the exercise of stock options.

     We currently do not have any debt and our only  material  cash  commitments are  related to our office  leases.  We have an  operating  lease  covering  our corporate  office  facility that expires in February  2012. We also have several operating leases related to offices in the United States and foreign  countries.
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

OFF-BALANCE SHEET ARRANGEMENTS

     As  of  September  30,  2007  and  2006,  we  had  no   off-balance   sheet
arrangements.

ITEM 3.        QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISKS. Our return on our investments in cash, cash equivalents and marketable  securities  is subject to interest rate risks.  We regularly  assess these risks and have established  policies and business  practices to manage the market risk of our  marketable  securities.  If interest rates were to change by
10% from the levels at September 30, 2007,  the effect on our financial  results would be insignificant.

FOREIGN  CURRENCY  RISK.  We have  several  offices  outside the United  States.
Accordingly,  we are  subject to  exposure  from  adverse  movements  in foreign
currency   exchange  rates.  The  effect  of  foreign  currency   exchange  rate
fluctuations  have not been material  since our inception.  If foreign  currency exchange  rates were to change by 10% from the levels at September 30, 2007, the effect on our other comprehensive  income would be insignificant.  We do not use derivative financial instruments to limit our foreign currency risk exposure.

ITEM 4.         CONTROLS AND PROCEDURES

Under the supervision and with the  participation  of our management,  including our  principal  executive  officer  and  principal  financial  officer,  we have evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and procedures as of the end of the period covered by this report, and, based on  their  evaluation,  our  principal  executive  officer  and  principal financial  officer  have  concluded  that  these  controls  and  procedures  are effective.  No  changes  in  the  Company's  internal  controls  over  financial reporting  occurred  during the quarter  ended  September  30,  2007,  that have materially  affected,  or  are  reasonably  likely  to  materially  affect,  the
Company's internal controls over financial reporting.

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

WE ARE DEPENDENT ON CERTAIN KEY  CUSTOMERS  AND A  SIGNIFICANT  PORTION OF OUR
RECEIVABLES IS CONCENTRATED WITH ONE CUSTOMER.

     We tend  to  have  one or  more  customers  account  for 10% or more of our revenues during each fiscal  quarter.  For the quarter ended September 30, 2007, one customer  accounted for 28% of our  revenues.  While we believe that we will continue to receive revenue from this customer,  our agreement does not have any minimum sales  requirements and we cannot guarantee  continued  revenue.  If our contract  with this  customer  terminates,  or if the  volume of sales from this customer significantly  declines, it would have a material adverse effect on our operating results.

      In addition,  as of September 30, 2007, one customer accounted for a total of 16% of our  outstanding  receivables.  While we  currently  have no reason to
doubt  the   collectibility   of  this   receivable,   a  business   failure  or
reorganization  by this  customer  could  harm  our  ability  to  collect  these receivables  and if we were unable to collect these  receivables it would have a material adverse effect on our cash flow.

OUR FUTURE QUARTERLY  RESULTS MAY FLUCTUATE  SIGNIFICANTLY,  WHICH COULD CAUSE
OUR STOCK PRICE TO DECLINE.

     Our  previous  results  are  not  necessarily   indicative  of  our  future
performance and our future quarterly results may fluctuate significantly.

     Historically,  information  technology  spending  has been  highest  in the fourth  quarter of each calendar  year,  and slowest in the first  quarter.  Our quarterly  results  reflected this  seasonality in first three quarters of 2007, and we anticipate that our quarterly results for the remainder of 2007 will show the effects of seasonality as well.

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

OUR STOCK PRICE MAY BE VOLATILE

     The market price of our common stock has been  volatile in the past and may be volatile in the future. For example,  during the trailing twelve months ended
September  30, 2007,  the closing  market price of our common stock as quoted on the  NASDAQ  Global  Market  fluctuated  between  $7.25 and $12.50 per share and subsequent to September 30, 2007,  the closing  market price has been as high as
$15.30 per  share.  The market  price of our common  stock may be  significantly affected by the following factors:

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING OPTIONS, THE EXERCISE OF WHICH WOULD
DILUTE THE THEN-EXISTING STOCKHOLDERS' PERCENTAGE OWNERSHIP OF OUR COMMON STOCK,
AND A SMALLER  NUMBER OF RESTRICTED  SHARES OF STOCK,  THE VESTING OF WHICH WILL
ALSO DILUTE THE THEN-EXISTING  STOCKHOLDERS'  PERCENTAGE OWNERSHIP OF OUR COMMON
STOCK.

     As of  September  30, 2007,  we had an  aggregate of 9,429,151  outstanding options to purchase our common stock and 472,500 outstanding  restricted shares.
If all of these outstanding  options were exercised,  and all of the outstanding restricted  stock  vested,  the proceeds to the Company  would average $5.87 per share.  We also had 2,532,836  shares of our common stock  reserved for issuance under our stock plans with  respect to options (or  restricted  stock) that have not been granted (see Note 2 to the financial statements.)

     The exercise of all of the  outstanding  options  and/or the vesting of all outstanding  restricted  shares  and/or  the grant and  exercise  of  additional options  and/or  the grant and  vesting of  restricted  stock  would  dilute the then-existing  stockholders' percentage ownership of common stock, and any sales in the public  market of the common  stock  issuable  upon such  exercise  could adversely affect  prevailing market prices for the common stock.  Moreover,  the terms upon which we would be able to obtain  additional  equity capital could be adversely  affected  because the holders of such  securities  can be expected to exercise or convert them at a time when we would, in all likelihood,  be able to obtain any needed  capital on terms more  favorable  than those provided by such securities.

THE MARKET FOR VIRTUAL STORAGE  APPLIANCES FOR VMWARE VIRTUAL  INFRASTRUCTURE IS
NEW AND  UNCERTAIN,  AND OUR  BUSINESS  WILL SUFFER IF IT DOES NOT DEVELOP AS WE
EXPECT.

     The   adoption   of  virtual   storage   appliances   for  VMware   Virtual
Infrastructures is important to our future success. The market for these virtual storage  appliances  is still  unproven,  making it  difficult  to  predict  the potential  size or future growth rate. We are uncertain  whether a viable market for our  products  will  develop  or be  sustainable.  If this  market  fails to develop,  or  develops  more  slowly  than we expect,  our  business,  financial condition and results of operations would be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITIES PROCEEDS AND USE OF PROCEEDS

Shares of common stock repurchased during the quarter ended September 30, 2007:

                                                       Total Number of       Maximum Number
                                                       Shares Purchased    of Shares That May
                 Total Number of    Average Price    as Part of Publicly    Yet be Purchased
                 Shares Purchased   Paid Per Share      Announced Plan       Under the Plan

  August 2007        233,000         $   10.13            233,000                901,800
September 2007        85,900         $   10.62             85,900                815,900

     Total           318,900         $   10.27            318,900                815,900

The Company's Board of Directors approved a program, effective October 24, 2001, to repurchase  up to two million  shares of the  Company's  common stock.  As of
September 30, 2007, the Company had repurchased  1,184,100  shares.  The program has no expiration date.

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
                          ---------------------------------
                          James Weber
                          Chief Financial Officer, Vice President and Treasurer
                          (principal financial and accounting officer)

November 7, 2007

