Form 10-K
period 2007-12-31
FALCONSTOR SOFTWARE INC
filed 2008-03-12
CIK 922521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.

OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

Aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2007 was $409,674,192 which value, solely for the purposes of this calculation excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of February 22, 2008 was 51,346,868 and 50,162,768, respectively.

Documents Incorporated by Reference:

    The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

   FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

     2007 ANNUAL REPORT ON FORM 10-K

Page
PART I.

Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	22
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Consolidated Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 7A.	Qualitative and Quantitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	44
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	70
Item 9A.	Controls and Procedures	70
Item 9B.	Other Information	70

PART III.

Item 10.	Directors and Executive Officers and Corporate Governance	71
Item 11.	Executive Compensation	71
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	71
Item 13.	Certain Relationships and Related Transactions, Director Independence	71
Item 14.	Principal Accountant Fees and Services	71

PART IV.

Item 15.	Exhibits, Financial Statement Schedules	72

SIGNATURES	74

PART I

Item 1.	Business

  OVERVIEW

FalconStor Software, Inc. (“FalconStor”, the “Company”, “we”, “our” or “us”) is the market leader in disk-based data protection. We deliver proven, comprehensive data protection solutions that facilitate the continuous availability of business-critical data with speed, integrity, and simplicity. Our TOTALLY Open™ technology solutions, built upon the award-winning IPStor® virtualization platform, include the industry leading Virtual Tape Library (VTL) with Single Instance Repository (SIR) for de-duplication, Continuous Data Protector™ (CDP), Network Storage Server (NSS) for storage virtualization, and Replication option for disaster recovery and remote office protection. From the Fortune 1000 to small and medium-size businesses, customers across a vast range of industries worldwide have implemented FalconStor solutions in their production IT environments in order to meet their recovery time objectives (RTO) and recovery point objectives (RPO), as well as to manage their storage infrastructures with minimal total cost of ownership (TCO) and optimal return on investment (ROI).

The FalconStor IPStor storage virtualization and data protection platform is designed to empower IT administrators and end users to recover data easily to any point in time in the event of hardware failure, data corruption, deletion, or catastrophic site-level disaster, allowing rollback or failover to a known-good, immediately useable state. To ensure that businesses maintain reliable access to their vital applications, and to facilitate accurate data restoration while concurrently minimizing downtime, the application-aware FalconStor solutions are engineered to work seamlessly with database, email, and file systems so that redundant sets of active data are generated with transactional and point-in-time integrity. Because this eliminates the need for the time-consuming consistency checks that traditionally create long periods of downtime during a recovery process, business productivity is enhanced.

Designed to contain escalating costs, FalconStor solutions enable companies to aggregate heterogeneous, distributed storage capacity and to centralize administration of both storage resources and business-critical data services such as backup, snapshot, replication, and migration. Companies benefit from lower administrative overhead, elimination of storage over-provisioning, boundless scalability, and the ability to make cost-effective storage allocation and purchasing decisions. Moreover, FalconStor’s commitment to a TOTALLY Open software-based approach to storage networking entails any-to-any connectivity via native support for industry standards (including Fibre Channel, iSCSI, SCSI, SAS, SATA and emerging standards such as InfiniBand) and delivers unified support for multiple storage architectures. As a result, FalconStor solutions provide companies of any size and complexity with the freedom to leverage IP/iSCSI-, Fibre Channel-, or InfiniBand-based networks and to implement their choice of state-of-the-art equipment based on any standard protocol from any storage manufacturer, without rendering their existing or future investments obsolete.

Recognizing the value proposition of FalconStor’s proven, cutting-edge technology, multiple Tier-1 partners utilize FalconStor’s innovative software products – including CDP, VTL, NSS and DiskSafe™ - to power their storage appliances and bundled solutions. FalconStor’s products have been certified by such industry leaders as 3Par, Acer, Adaptec, Alacritech, ATTO Technology, Bell Microproducts, Brocade, Cisco, COPAN Systems, Engenio Information Technologies, EMC, Emulex, Fujitsu, Gadzoox, Hewlett Packard, Hitachi Data Systems, Hitachi Engineering Co., Ltd., Huawei, H3C, IBM, Intel, Lanchao, LSI Logic, Microsoft, NEC, Network Appliance, Nexsan, Novell, NS Solutions Corporation (subsidiary of The Nippon Steel Corporation, Japan), Oracle, Pillar Data, QLogic, Quantum, Sony, Sun Microsystems, Virtual Iron, Voltaire, and VMware.

Further validation of FalconStor solutions comes from the agreements FalconStor has with many Tier-1 original equipment manufacturers (OEMs) and others to integrate FalconStor technology with those companies’ products. In the past year, OEM partners have renewed contracts and pursued a visible market presence with FalconStor, leveraging both brands for market presence.

FalconStor was incorporated in Delaware as Network Peripherals, Inc., in 1994. Pursuant to a merger with FalconStor, Inc., in 2001, the former business of Network Peripherals, Inc. was discontinued, and the newly re-named FalconStor Software, Inc., continued the storage software business started in 2000 by FalconStor, Inc. FalconStor’s headquarters are located at 2 Huntington Quadrangle, Suite 2S01, Melville, NY  11747. The Company also maintains offices throughout Europe and Asia.

PRODUCTS AND TECHNOLOGY

FalconStor’s flagship product platform, IPStor, is a network infrastructure software platform that provides the most reliable and complete disk-based data protection and storage virtualization solutions. FalconStor data protection solutions accelerate or eliminate the backup window, which allows users to recover data in minutes, anytime, anywhere, with 100% data integrity. FalconStor offers the following core products: VTL with SIR for de-duplication, CDP, NSS and Replication option for disaster recovery and remote branch office protection. The IPStor platform and subsequent solutions share several key technologies that foster seamless integration and offer a competitive edge.

•
One independent, TOTALLY Open platform – Built on the IPStor storage virtualization platform, FalconStor solutions are completely independent of any storage or connectivity, delivering comprehensive data protection.

•
Rapid recovery – Unique to FalconStor solutions is the ability to return a file, full system, or entire array to service in 30 minutes and, in some cases, 5 minutes or less. This is due to the application-aware snapshot ability of TimeMark® technology as well as bare metal recovery capabilities.

•
Affordable, scalable protection from the data center to the remote office – FalconStor data protection technology scales from the data center to the remote office or single user laptop. FalconStor and its partners have deployed solutions as small as a 2TB desktop network storage server and as large as multiple-petabyte architectures. FalconStor MicroScan™ technology eliminates redundant data across the network. This eliminates 70%-90% of the bandwidth requirements, making disk-based protection for remote or disaster recovery sites highly affordable and practical.

FalconStor’s data protection solutions address the full spectrum of data protection business problems, from the need to accelerate backup to the need to recover data after a disaster. Customers today are facing massive data growth, often exceeding 60% a year. Backup windows have not only shrunk; for many organizations they have disappeared altogether. Traditional backup has also been plagued with media and hardware failures. These are issues addressed by FalconStor VTL. In addition, the time to recover is also shrinking, so companies need more recovery points and times, rather than the once a day offered by daily backup. For this they turn to the FalconStor CDP solution. To improve the day-to-day management issues they face with the explosive storage growth, customers use the FalconStor NSS to virtualize, provision, and protect their data. And for protecting remote office data from disasters, FalconStor has built a highly efficient Replication solution that integrates with VTL, CDP, and NSS. Because all of these solutions are built from a single technology platform, IPStor, deployment is simplified and businesses benefit from the peace of mind that FalconStor solutions work together in an easily managed and highly efficient fashion, with high data availability and rapid recovery always paramount.

FalconStor sells its solutions as software only, pre-installed on FalconStor-supplied hardware appliances, or as virtual appliances. Software only solutions are available as pre-packaged Software Appliance Kits or from an itemized price list in the form of Enterprise, Standard, and Express Editions.

Software Products

IPStor

IPStor software is the product platform for FalconStor’s data protection and storage virtualization solutions:

•	Tape Backup Optimization – FalconStor VTL

•	Business Continuity/Disaster Recovery – FalconStor CDP

•	Storage Virtualization, Provisioning, and Management – FalconStor NSS

IPStor provides data protection services at all levels—from the operating system and application software, to files, databases, and messaging data across your entire organization. IPStor is extremely scalable, allowing FalconStor solutions to address the needs of small/medium businesses, large organizations, and global enterprises. IPStor offers high availability (HA) through RAID, synchronous and asynchronous mirroring, HA failover, and clustering technologies.

Network Storage Server (NSS)

The FalconStor NSS, provides advanced storage networking and best-in-class business continuity/disaster recovery (BC/DR) functionality to all segments of the enterprise, small and medium-size business (SMB), and small office/home office (SOHO) markets. NSS is comprised of an extensive set of state-of-the-art network storage services designed to deliver rapid data recovery and an open, unified SAN infrastructure across heterogeneous environments. NSS aggregates storage capacity, provisioning, and services to application servers via all industry-standard protocols with speed, security, reliability, interoperability, and scalability.

Virtual Tape Library (VTL)

FalconStor VTL is the industry-leading, backup/recovery solution that saves money and time by using disk to emulate an extensive range of physical tape libraries. Integrating seamlessly with existing backup software and policies, as well as with FalconStor CDP solutions, VTL enhances backup reliability, speed, availability, and recoverability, while consolidating management of backup resources. VTL backup to disk-based virtual tape ensures backup/restore success by eliminating the media/mechanical errors and manual intervention traditionally associated with tape backup. Remote offsite replication of virtual tapes provides disaster protection, while automated data export to physical tape is supported for archiving purposes. Software-based encryption technology prevents unauthorized access to data exported to physical tapes and in transit during replication, without imposing any overhead on the backup process. VTL is fast and easy to deploy – comparable to adding a new tape drive or library to an existing backup environment.

The FalconStor Single Instance Repository (SIR) is a de-duplication enhancement option to VTL. Because backup by nature copies data over and over again, de-duplication minimizes storage and bandwidth needs. By eliminating duplicate copies, VTL with SIR allows customers to keep more data online, longer. Instead of a month of data on disk for recovery, they can now keep several months or more.

In 2007, FalconStor introduced the VTL Storage Appliance with embedded de-duplication for the remote office and mid-range market and the VTL Virtual Appliance for VMware Virtual Infrastructure environments. The FalconStor VTL Virtual Appliance is a pre-configured, ready-to-run software application packaged with the operating system inside a virtual machine running under VMware Virtual Infrastructure 3. Developed for quick, easy deployment in virtual environments, the solution reduces infrastructure cost and complexity while maximizing customers’ return on investment. The FalconStor VTL Virtual Appliance provides all the benefits and features of the FalconStor VTL storage appliances for VMware Virtual Infrastructure 3 users.

Continuous Data Protector (CDP)

FalconStor CDP solutions maintain 24x7x365 availability and usability of data in the event of an unplanned hardware failure, deletion, or software error, or planned downtime. Combining application-aware TimeMark snapshots and continuous journaling functions, CDP enables customers to recover data to any point in time. CDP eliminates the backup window entirely, by enabling customers to use the CDP copy as the target for the backup software.

In 2007, FalconStor introduced the industry’s first VMware certified CDP Virtual Appliance. The CDP Virtual Appliance is a pre-configured, ready-to-run software application packaged with the operating system inside a virtual machine running under VMware Virtual Infrastructure 3. Developed for quick, easy deployment in virtual environments, the solution reduces infrastructure cost and complexity while maximizing customers’ return on investment. The FalconStor CDP Virtual Appliance provides all the benefits and features of the FalconStor CDP storage appliances for VMware Virtual Infrastructure 3 users.

Replication

The FalconStor Replication option provides rapid, reliable recovery in the event of catastrophic site failure, such as a fire, power outage, or flood in the main data center. Disk-to-disk disaster recovery solutions become more affordable and available to customers of all sizes. Customer benchmarks have indicated that FalconStor Replication technology can eliminate 70% to 90% of the redundant data typically replicated by other solutions. When combined with VTL or CDP, Replication technology delivers a highly efficient remote office protection solution.

DiskSafe™ and FileSafe™

FalconStor DiskSafe and FileSafe are host-resident software tools that protect DAS-based application servers and end user desktops or laptops, as well as servers using third-party storage networks, by enabling them to replicate entire local disks (DiskSafe) or individual files and directories (FileSafe) to CDP-managed storage for automated backup, off-site data storage, and rapid, user-initiated data recovery. DiskSafe technology captures the information necessary to boot the designated machine in the event of a virus or spyware attack, application malfunction, or hard disk crash. DiskSafe and FileSafe are integral components of the FalconStor CDP solutions, facilitating the transfer of replicated data over the network to a centralized FalconStor data management appliance for both redundant nearline storage and remote disaster recovery (DR) purposes.

Application-Aware Snapshot Agents

FalconStor Snapshot Agents automate and minimize quiesce time during data replication, backup, and other snapshot-based operations to ensure transactional integrity and point-in-time consistency of databases and messaging stores for fast time-to-recovery. Snapshot Agents are available for IBM® DB2® UDB, Informix®, Microsoft® SQL Server, Oracle®, Pervasive.SQL®, Sybase®, IBM Lotus Notes®/Domino, Microsoft® Exchange, Microsoft® VSS, Novell® GroupWise®, VMWare®, and many file systems.

Application Specific Recovery Options

FalconStor recovery agents offer recovery solutions for database and messaging systems. For instance, FalconStor Message Recovery for Microsoft Exchange and Message Recovery for Lotus Notes/ Domino expedite mailbox/message recovery by enabling IT administrators to quickly recover individual mailboxes from point-in-time snapshot images of their messaging server.  In addition, FalconStor Database Recovery for Microsoft SQL Server expedites database recovery by enabling IT administrators to quickly recover a database from point-in-time snapshot images of their SQL database.

BUSINESS STRATEGY

FalconStor intends to maintain its position as a leading provider of TOTALLY Open disk-based data protection and storage virtualization solutions serving enterprises and SMBs worldwide. FalconStor intends to achieve this objective through the following strategies:

Disk-Based Data Protection Leadership

FalconStor intends to continue to leverage the protocol-independant, unified architecture, and robust TOTALLY Open data protection technology of its solutions to maintain a leadership position in the enterprise and SMB disk-based data protection software market. The disk-based data protection market is rapidly growing. IDC forecasts the VTL market will reach $1.2B by 2011, a 30% CAGR. In a recent survey by Gartner at their enterprise customer summit, 17% of respondents said that their organization was already utilizing de-duplication technology and 48% said that their organization will adopt de-duplication technology within the next 12 months. In addition, Gartner forecasts that data replication software for Disaster Recovery will reach $3.9B by 2011, an 11.8% CAGR. FalconStor plans to continue its leadership in this market through its deep commitment to research and development and continued rapid technology innovation.

Expand Product Offerings

In the fall of 2007, FalconStor released the first certified CDP Virtual Appliance for VMware Virtual Infrastructure, complementing our line of CDP products. This product allows virtual environments to receive the same level of data protection as physical environments. The release of this product was followed by the release of a VTL Virtual Appliance, demonstrating our commitment to providing data protection to all environments whether enterprise or SMB, physical or virtual, local or remote.

In addition, FalconStor introduced the SIR de-duplication technology embedded into a VTL Storage Appliance designed for the SMB and remote office markets. The VTL Storage Appliances integrate with VTL Enterprise Edition.  The latest release of VTL Enterprise Edition was launched in the first quarter 2008 as the industry’s most open, scalable and powerful VTL solution, delivering unmatched performance with minimal operating cost via tight integration with 3rd party backup software, disk arrays, and physical tape libraries, as well as having advanced media management capabilities. FalconStor VTL Enterprise Edition is tightly integrated with FalconStor´s clustered de-duplication technology, Single Instance Repository (SIR), and is designed with scalable IO performance and storage capacity to accommodate implementations ranging from remote offices to enterprise data centers. We expect many VTL solutions to be sold with this critical functionality. In addition, we expect as our customers grow, so will their requirement for scalability, easily met by the FalconStor VTL and de-duplication solutions.

Expand Corporate Visibility

Throughout 2007, FalconStor has made significant steps in increasing its market presence and awareness. First, we launched a new advertising campaign featuring customer testimonials for each of our product lines. We have also taken additional steps to increase our online presence in the form of banner ads on key media and industry community sites.

Second, through the release of new products, strategic relationships and customer wins, we increased our engagement with the press and analyst community to bring our comprehensive disk based data protection and storage virtualization message to the market. This broad effort has led to several awards and accolades:

•	FalconStor Voted 1 of 10 ‘Companies to Watch’ in 2008 by ChannelWeb
•	FalconStor VTL Named #1 VTL in TheInfoPro Wave 10 Report
•	FalconStor CDP Virtual Appliance for VMware Awarded ‘Excellent’ Rating from ZDNet
•	FalconStor CDP Virtual Appliance for VMware Named ‘Product of the Year’ Finalist by Storage Magazine
•	FalconStor NSS WINS CRN Virtualization Test
•	FalconStor Named #5 on ‘America’s 25 Fastest-Growing Technology Companies’ List by Forbes Magazine
•	FalconStor CDP Virtual Appliance named ‘New Product of the Year’ Finalist by Network Computing

We anticipate this positive recognition will continue throughout 2008, as we refine our message and market deliverables.

Third, we increased our investment in our partners, both OEM and channel, for joint marketing and field engagement. In addition, we have expanded our channel by partnering with distributors to further penetrate the mid-range market.

Scalable Packaging

The scalability of our technology enables FalconStor to team with channel partners to package our various solutions in many ways. For example, our solutions can be packaged as virtual appliances, which can be deployed in 5 minutes, providing an instant value-add to the virtual server and the physical servers on the LAN. Our server appliances can be deployed as a stackable iSCSI or stand-alone CDP/VTL node in as few as 10 minutes. Our solutions can also be deployed as a Dual-Controller storage array with embedded storage with CDP or VTL service.  Finally we offer multi-node clusters for our enterprise accounts. We are looking forward to seeing the effects of the scalable packaging of our competitive solutions through the channel in 2008.

Expand Technologies and Capabilities Through Strategic Acquisitions and Alliances

FalconStor believes that opportunities may exist to expand its technological capabilities, product offerings, and services whether through acquisitions of businesses or software technology, or through strategic alliances. FalconStor will focus on opportunities that enable it to acquire or to license:

•	Important enabling technology;
•	Complementary applications;
•	Marketing, sales, customer and technological synergies; and/or
•	Key personnel.

Seek OEM Relationships With Industry Leaders

FalconStor intends to continue to enter into OEM agreements with strategic switch, storage, appliance, and operating system vendors. Besides accelerating overall market growth, the OEM relationships should continue to bolster FalconStor’s product recognition, corporate credibility, and revenue stream.

Expand Inside and Field Sales Organization

FalconStor intends to expand its worldwide sales force in 2008. Field sales expansion should provide increased coverage for end user opportunities and partners. FalconStor is increasing its investment in partners with additional training, lead generation and market development. The inside sales team has been bolstered to further support lead generation and incremental revenue opportunities for current end users and mid-size businesses.

Identify and Nurture New Growth Drivers

FalconStor has made key investments in several areas, from which we expect growth in the coming years. We believe we are strongly positioned to take advantage of the rapid storage growth in China. OEM relationships with Acer, H3C, Inspur Group, and others and the joint development/production agreement with The Chinese Academy of Science for enterprise-class storage, archiving and compliance solutions, will continue to expand this market.

Recent Gartner research has stated that by 2012 de-duplication will be applied to 75% of backups. As the industry leader in VTL market, FalconStor has already fully integrated de-duplication technology into our enterprise-class VTL. In the fourth quarter of 2007 FalconStor released the VTL Storage Appliances with embedded de-duplication technology for the SMB. This enabled corporations to deploy solutions covering remote offices, and data centers as well as DR sites. We believe the VTL Storage Appliance will be extremely appealing to the mid-market because of the following characteristics:

1)	High performance backup via the low-impact post-processing model
2)	High speed direct tape duplication via tape library integration
3)	Ability to run 3rd party backup software directly on the VTL appliance allows the VAR to deliver a cost-effective, All-In-One solution

In addition to VTL, we plan to incorporate De-Duplication into various storage services such as archiving, WORM and disk-based backup.

With a server virtualization market that is gaining rapid adoption, we anticipate a growing need for integrated storage and server virtualization solutions for maximizing IT productivity and business continuity. This combination of solutions will improve data center resource management by increasing utilization of existing physical resources, while optimizing virtual infrastructure performance through real-time data migration, to deliver more cost-effective and reliable high-availability and disaster recovery. In 2007, we laid the foundation in building relationships with vendors like VMware, Virtual Iron, and Microsoft, and we expect that in 2008 these relationships and joint technology solutions will continue to grow.

With regard to Green computing, we teamed with our strategic partner COPAN, a pioneer in MAID technology, to launch the industry’s first enterprise class ‘GREEN’ VTL with de-duplication in 2007. We are expecting to continue our collaboration to introduce additional environmentally friendly, energy-efficient storage services in 2008.

SALES, MARKETING AND CUSTOMER SERVICE

FalconStor plans to continue to sell its products primarily through original equipment manufacturers (OEMs), value-added resellers (VARs, also sometimes called “solution providers”), and distributors.

OEM Relationships. OEMs collaborate with FalconStor to integrate FalconStor technology into their own product offerings or to resell FalconStor technology under their own label.

VAR and Distributor Relationships.  FalconStor has entered into VAR and distributor agreements to help sell its product in various geographic areas. FalconStor’s VARs and distributors market various FalconStor products and receive a discount off of the list price on products sold.

Storage Appliances.  FalconStor has agreements with strategic partners to adapt FalconStor products for use in the strategic partners’ special-purpose storage appliances.

Direct Sales to End Users.  In a limited number of circumstances, FalconStor has entered into software license agreements directly with end users.

FalconStor’s marketing efforts focus on building brand recognition among customers, partners, analysts, and the media, and developing qualified leads for the sales force.

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

COMPETITION

As the demand for data protection and network-based storage products and services increases, more competitors will enter this high-growth market segment. Although there are several companies attempting to offer unified storage services or data protection, FalconStor believes it is the only software-based solution provider capable of comprehensive data protection. We believe the IPStor platform and its integrated services of virtualization, VTL, CDP, Single Instance Repository (De-duplication), Replication for remote offices and data centers is unique to the industry.

Although some of FalconStor’s products provide capabilities that put them in competition with products from a number of companies with substantially greater financial resources, FalconStor is not aware of any other software company providing the same range of unified data protection storage services running on a standard Linux-, Windows- or Solaris-based appliance. FalconStor believes that the principal competitive factors affecting its marketability include product features such as scalability, data availability, ease of use, price, reliability, hardware/platform neutrality, customer service, and support.

Additionally, as more partners offer appliances that integrate FalconStor products, the Company has experienced competitive pressures from smaller, niche players in the industry. However, FalconStor believes these competitors currently do not offer the depth or breadth of data protection or storage services delivered by FalconStor, nor do they possess the experience and technological innovation needed to develop and deliver reliable, fully integrated, and proven storage services.

As FalconStor continues its move into the non-enterprise storage market, the products and services offered by its partners may compete with existing or new products and services offered by current and new entrants to the market.

FalconStor’s future and existing competitors could conceivably introduce products with superior features, scalability, and functionality at lower prices than FalconStor’s products and could also bundle existing or new products with other more established products to compete with FalconStor. Increased competition could result in price reductions and reduced gross margins, which could harm FalconStor’s business. FalconStor’s success will depend largely on its ability to generate market demand and awareness of its products and to develop additional or enhanced products in a timely manner. FalconStor’s success will also depend on its ability to convince potential partners of the benefits of licensing its software rather than that of competing technologies.

INTELLECTUAL PROPERTY

FalconStor’s success is dependent in part upon its proprietary technology.  Currently, the IPStor platform forms the core of this proprietary technology. FalconStor currently has eight patents and numerous pending patent applications; and multiple registered trademarks – including “FalconStor,” “FalconStor Software” and “IPStor” – and many pending trademark applications related to FalconStor and its products.

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

FalconStor generally enters into confidentiality or license agreements with its employees, consultants, and corporate partners, and generally controls access to and distribution of its software, documentation, and other proprietary information. Despite FalconStor’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use its products or technology. Monitoring unauthorized use of its products is difficult, and there can be no assurance that the steps FalconStor has taken will prevent misappropriation of its technology, particularly in foreign countries where laws may not protect its proprietary rights as fully as do the laws of the United States.

MAJOR CUSTOMERS

For the year ended December 31, 2007, we had two customers, EMC Corporation and Sun Microsystems, which accounted for 26% and 12%, respectively, of our total revenues. For the year ended December 31, 2006, EMC Corporation accounted for 27% of our total revenues. For the year ended December 31, 2005, EMC Corporation and Sun Microsystems accounted for 19% and 12%, respectively, of our total revenues. As of December 31, 2007, EMC Corporation’s accounts receivable balance was 17% of our gross accounts receivable balance. As of December 31, 2006, EMC Corporation’s accounts receivable balance represented 21% of our gross accounts receivable balance.

EMPLOYEES

As of December 31, 2007, we had 414 full-time and part-time employees, consisting of 187 in research and development, 118 in sales and marketing, 84 in service, and 25 in general administration. We are not subject to any collective bargaining agreements and believe our employee relations are good.

INTERNET ADDRESS AND AVAILABILITY OF FILINGS

Our internet address is www.falconstor.com. The Company makes available free of charge, on or through its Internet website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.  The Company complied with this policy for every Securities Exchange Act of 1934, as amended, report filed during the year ended December 31, 2007.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth below.

Due to the uncertain and shifting development of the data protection and network storage software markets and our reliance on our partners, we may have difficulty accurately predicting revenue for future periods and appropriately budgeting for expenses.

The rapidly evolving nature of the data protection and network storage software markets in which we sell our products, the degrees of effort and success of our partners’ sales and marketing efforts, and other factors that are beyond our control, reduce our ability to accurately forecast our quarterly and annual revenue. However, we must use our forecasted revenue to establish our expense budget. Most of our expenses are fixed in the short term or incurred in advance of anticipated revenue. As a result, we may not be able to decrease our expenses in a timely manner to offset any shortfall in revenue.

The markets for many of our products are still maturing, and our business will suffer if they do not continue to develop as we expect.

The continued adoption of Storage Area Networks (IP/iSCSI-, Fibre Channel-, and InfiniBand-based)) and Network Attached Storage solutions, disk-based backup solutions, storage virtualization solutions, deduplication solutions, and virtual environments is critical to our future success. The markets for these solutions are still maturing, making it difficult to predict their potential sizes or future growth rates. If these markets develop more slowly than we expect, our business, financial condition and results of operations would be adversely affected.

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

Failure of storage appliances to integrate smoothly with end user systems could impact demand for the appliances.

We have entered into agreements with resellers and OEM partners to develop storage appliances that combine certain aspects of IPStor or VTL functionality with third party hardware to create single purpose turnkey solutions that are designed to be easy to deploy. In addition, in certain instances, we install our software onto third party hardware for resale to end-users. If the storage appliances are not easy to deploy or do not integrate smoothly with end user systems, the basic premise behind the appliances will not be met and sales would suffer.

Our OEM customers require our products to undergo a lengthy and expensive qualification process that does not assure product sales.

Prior to offering our products for sale, our OEM customers typically require that each of our products undergo an extensive qualification process, which involves interoperability testing of our product in the OEM’s system as well as rigorous reliability testing.  This qualification of a product by an OEM does not assure any sales of the product to the OEM. Despite this uncertainty, we devote substantial resources, including engineering, sales, marketing and management efforts, toward qualifying our products with OEMs in anticipation of sales to them. If we are unsuccessful or delayed in qualifying any products with an OEM, such failure or delay would preclude or delay sales of that product to the OEM, which may impede our ability to grow our business.

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

We rely significantly on our value-added resellers, systems integrators and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our software applications and services. However, our agreements with resellers are generally not exclusive, are generally renewable annually and in many cases may be terminated by either party without cause. Many of our resellers carry software applications that are competitive with ours. These resellers may give a higher priority to other software applications, including those of our competitors, or may not continue to carry our software applications at all. If a number of resellers were to discontinue or reduce the sales of our products, or were to promote our competitors’ products in lieu of our applications, it would have a material adverse effect on our future revenues. Events or occurrences of this nature could seriously harm our sales and results of operations. In addition, we expect that a significant portion of our sales growth will depend upon our ability to identify and attract new reseller partners. The use of resellers is an integral part of our distribution network. We believe that our competitors also use reseller arrangements. Our competitors may be more successful in attracting reseller partners and could enter into exclusive relationships with resellers that make it difficult to expand our reseller network. Any failure on our part to expand our network of resellers could impair our ability to grow revenues in the future.

 We are dependent on certain key customers and a significant portion of our receivables is concentrated with two customers.

We tend to have one or more customers account for 10% or more of our revenues during each fiscal quarter. For the year ended December 31, 2007, we had two customers, EMC Corporation and Sun Microsystems, which accounted for 26% and 12%, respectively of our total revenues. For the year ended December 31, 2006, EMC Corporation accounted for 27% of our total revenues. For the year ended December 31, 2005, EMC Corporation and Sun Microsystems accounted for 19% and 12%, respectively, of our total revenues. While we believe that we will continue to receive revenue from this client, our agreements do not have any minimum sales requirements and we cannot guarantee continued revenue. If our contract with this customer terminates, or if the volume of sales from this customer significantly declines, it would have a material adverse effect on our operating results.

In addition, as of December 31, 2007, EMC Corporation’s accounts receivable balance was 17% of our gross accounts receivable balance. As of December 31, 2006, EMC Corporation’s accounts receivable balance represented 21% of our gross accounts receivable balance. While we currently have no reason to question the collectibility of these receivables, a business failure or reorganization by either of these customers could harm our ability to collect these receivables and could damage our cash flow.

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

As part of our sales channel, we license our software to OEMs and other partners who install our software on their own hardware or on the hardware of other third parties. If the hardware does not function properly or causes damage to customers’ systems, we could lose sales to future customers, even though our software functions properly. Problems with our partners’ hardware could negatively impact our business.

We must maintain our existing relationships and develop new relationships with strategic industry partners.

Part of our strategy is to partner with major third-party software and hardware vendors who integrate our products into their offerings and/or market our products to others. These strategic partners often have customer or distribution networks to which we otherwise would not have access or the development of which would take up large amounts of our time and other resources. There is intense competition to establish relationships with these strategic partners. Some of our agreements with our OEM customers grant to the OEMs limited exclusivity rights to portions of our products for periods of time. This could result in lost sales opportunities for us with other customers or could cause other potential OEM partners to consider or select software from our competitors for their storage solutions. In addition, the desire for product differentiation could cause potential OEM partners to select software from our competitors. We cannot guarantee that our current strategic partners, or those companies with whom we may partner in the future, will continue to be our partners for any period of time. If our software was to be replaced in an OEM solution by competing software, or if our software is not selected by OEMs for future solutions, it would likely result in lower revenues to us and would impede our ability to grow our business.

We rely on channel partners to sell our solutions, and disruptions to, or our failure to develop and manage our channel partners would harm our business.

Our future success is partially dependent upon establishing and maintaining successful relationships with a large number of channel partners. A portion of our revenue is generated by sales through our channel partners, and we expect channel sales to continue to make up a significant portion of our total revenue in the future. Accordingly, our revenue depends in part on the effective sales and lead generation activities of these channel partners.

Recruiting and retaining qualified channel partners and training them in our technology and product offerings requires significant time and resources. In order to develop and expand our distribution channel, we must continue to scale and improve our processes and procedures that support our channel, including investment in systems and training. Those processes and procedures may become increasingly complex and difficult to manage as we grow our organization. We have no minimum purchase commitments from any of our channel partners, and our contracts with these channel partners do not prohibit them from offering products or services that compete with ours. Our competitors may provide incentives to existing and potential channel partners to favor their products or to prevent or reduce sales of our solutions. Our channel partners may choose not to offer our solutions exclusively or at all. Establishing relationships with channel partners who have a history of selling our competitors’ products may also prove to be difficult. In addition, some of our channel partners are also competitors. Our failure to establish and maintain successful relationships with channel partners would harm our business and operating results.

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

The data protection and network storage software markets are highly competitive and intense competition could negatively impact our business.

The data protection and network storage software markets are intensely competitive even during periods when demand is stable. Some of our current and potential competitors have longer operating histories, significantly greater resources, broader name recognition and a larger installed base of customers than we have. Those competitors and other potential competitors may be able to establish or to expand network storage software offerings more quickly, adapt to new technologies and customer requirements faster, and take advantage of acquisition and other opportunities more readily.

Our competitors also may:

•	consolidate or establish strategic relationships among themselves to lower their product costs or to otherwise compete more effectively against us; or

•	bundle their products with other products to increase demand for their products.

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

Our services include the assessment and design of solutions to meet our customers’ data protection and storage management requirements and the efficient installation and deployment of our software applications based on specified business objectives. Further, once our software applications are deployed, our customers depend on us to resolve issues relating to our software applications. A high level of service is critical for the successful marketing and sale of our software. If our partners or we do not effectively install or deploy our applications, or succeed in helping our customers quickly resolve post-deployment issues, it would adversely affect our ability to sell software products to existing customers and could harm our reputation with potential customers. As a result, our failure to maintain high quality support and professional services would have a material adverse effect on our sales of software applications and results of operations.

Failure to achieve anticipated growth could harm our business and operating results.

Achieving our anticipated growth will depend on a number of factors, some of which include:

•	retention of key management, marketing and technical personnel;

•	our ability to increase our customer base and to increase the sales of our products; and

•	competitive conditions in the network storage infrastructure software market.

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

Historically, information technology spending has been higher in the fourth and second quarters of each calendar year, and somewhat slower in the other quarters, particularly the first quarter. Our quarterly results reflected this seasonality in 2007, and we anticipate that our quarterly results for 2008 will show the effects of seasonality as well.

Our future performance will depend on many factors, including:

•	the timing of securing software license contracts and the delivery of software and related revenue recognition;

•	the seasonality of information technology, including network storage products, spending;

•	the average unit selling price of our products;

•	existing or new competitors introducing better products at competitive prices before we do;

•	our ability to manage successfully the complex and difficult process of qualifying our products with our customers;

•	new products or enhancements from us or our competitors;

•	import or export restrictions on our proprietary technology; and

•	personnel changes.

Many of our expenses are relatively fixed and difficult to reduce or modify. As a result, the fixed nature of our expenses will magnify any adverse effect of a decrease in revenue on our operating results.

Our stock price may be volatile

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended December 31, 2007, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $8.13 and $15.30 per share. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results;

•	failure to meet financial estimates;

•	changes in market valuations of other technology companies, particularly those in the network storage software market;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of one or more key OEM customers; and

•	departures of key personnel.

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

Our ability to forecast earnings is limited by the impact of certain accounting requirements.

The Financial Accounting Standards Board requires companies to recognize the fair value of stock options and other share-based payment compensation to employees as compensation expense in the statement of operations.  However, this expense, which we estimate based on the “Black-Scholes” model, is subject to factors beyond our control. These factors include the market price of our stock on a particular day and stock price “volatility.” In addition, we do not know how many options our employees will exercise in any future period. These unknowns make it difficult for us to forecast accurately what the amount of share-based compensation expense will be in the future. Because of these factors, our ability to make accurate forecasts of future earnings is compromised.

The amount of income taxes we have to pay may increase.

During 2007, we received the benefit of net operating loss carryforwards, which reduced the amount of income taxes that we would have been required to pay so the amount of tax that we paid was insignificant to our operating results. The availability of these net-operating losses is limited. As of December 31, 2007, we had approximately $5.1 million of U.S. Federal net-operating loss carryforwards available for use to offset future taxable income. We anticipate, although there can be no assurance, that our taxable income will be significantly in excess of this amount and that we will have a material tax liability.

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

Our Board of Directors has the authority, without further action by the stockholders, to issue up to 2,000,000 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of the stockholders.  Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. In addition, certain “anti-takeover” provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control. Further, we have entered into change of control agreements with certain executives, which may also have the effect of delaying, deterring or preventing a change in control.

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of December 31, 2007, we had an aggregate of 9,667,374 outstanding options to purchase our common stock and 497,650 outstanding restricted shares. If all of these outstanding options were exercised, and all of the outstanding restricted stock vested, the proceeds to the Company would average $6.45 per share. As of December 31, 2007 we had 1,856,526 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan (the “2006 Plan”) is in effect, the number of shares of stock to which options may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding (as is currently the situation). In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (8) Share-Based Payment Arrangements, to our consolidated financial statements.

The exercise of all of the outstanding options and/or the vesting of all outstanding restricted shares and/or the grant and exercise of additional options and/or the grant and vesting of restricted stock would dilute the then-existing stockholders’ percentage ownership of common stock, and any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by such securities.

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

We are dependent on a variety of IT and telecommunications systems, and any failure of these systems could adversely impact our business and operating results.

We depend on IT and telecommunications systems for our operations. These systems support a variety of functions including order processing, shipping, shipment tracking, billing, support center and internal information exchange.

Failures or significant downtime of our IT or telecommunications systems could prevent us from taking customer orders, shipping products, billing customers, handling support calls, or communication among our offices. The Internet and individual websites have experienced a number of disruptions and slowdowns, some of which were caused by organized attacks. In addition, some websites have experienced security breakdowns. If we were to experience a security breakdown, disruption or breach that compromised sensitive information, it could harm our relationship with our customers. Our support centers are dependent upon telephone and data services provided by third party telecommunications service vendors and our IT and telecommunications system. Any significant increase in our IT and telecommunications costs or temporary or permanent loss of our IT or telecommunications systems could harm our relationships with our customers. The occurrence of any of these events could have an adverse effect on our operations and financial results.

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

Because we conduct operations in China, risks associated with economic, political and social events in China could negatively affect our business and operating results.

China is becoming a significant market for our products and we are increasing our operations in China. In addition to two joint ventures with the Chinese Academy of Science, we have OEM agreements with several Chinese companies.  We also have research and development and sales offices in China employing a total of 52 people as of December 31, 2007. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

•	A government controlled foreign exchange rate and limitations on the convertibility of the Chinese Renminbi;

•	extensive government regulation;

•	changing governmental policies relating to tax benefits available to foreign-owned businesses;

•	the telecommunications infrastructure;

•	A relatively uncertain legal system; and

•	Uncertainties related to continued economic and social reform.

Any significant interruption in our China operations, whether resulting from any of the above uncertainties, natural disasters or otherwise, could result in delays or disruptions in our revenue and our research development operations, either of which could cause our business and operating results to suffer.

If we are unable to protect our intellectual property, our business will suffer.

Our success is dependent upon our proprietary technology. Currently, the IPStor software suite is the core of our proprietary technology. We have eight patents issued, and we have multiple pending patent applications, numerous trademarks registered and multiple pending trademark applications related to our products. We cannot predict whether we will receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

We were already subject to one action, which alleged that our technology infringed on patents held by a third party. While we settled this litigation, the fees and expenses of the litigation as well as the litigation settlement were expensive and the litigation diverted management’s time and attention. Any additional litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention and might subject us to significant liability for damages or invalidate our intellectual property rights. Any potential intellectual property litigation against us could force us to take specific actions, including:

•	cease selling our products that use the challenged intellectual property;

•	obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology or trademark, which license may not be available on reasonable terms, or at all; or

•	redesign those products that use infringing intellectual property or cease to use an infringing product or trademark.

Developments limiting the availability of Open Source software could impact our ability to deliver products and could subject us to costly litigation.

Many of our products are designed to include software or other intellectual property licensed from third parties, including “Open Source” software. At least one intellectual property rights holder has alleged that it holds the rights to software traditionally viewed as Open Source. In addition, United States courts have not interpreted the terms of many open source licenses, and there is a risk that such licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our appliances. We could be required to seek licenses from third parties in order to continue offering our software, to re-engineer our software, to discontinue the sale of our software in the event re-engineering cannot be accomplished on a timely basis or to litigate any disputes relating to our use of open source software, any of which could harm our business. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could have a material adverse effect on our business, operating results, and financial condition. Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.

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

We have made, and may continue to make, acquisitions of other companies or their assets. Integration of the acquired products, technologies and businesses, could divert management’s time and resources. Further, we may not be able to properly integrate the acquired products, technologies or businesses, with our existing products and operations, train, retain and motivate personnel from the acquired businesses, or combine potentially different corporate cultures. If we are unable to fully integrate the acquired products, technologies or businesses, or train, retain and motivate personnel from the acquired businesses, we may not receive the intended benefits of the acquisitions, which could harm our business, operating results and financial condition.

If actual results or events differ materially from our estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.

The preparation of consolidated financial statements and related disclosure in accordance with generally accepted account principles requires management to establish policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Note 1 to the Consolidated Financial Statements in this Report on Form 10-K describes the significant accounting policies and estimates essential to preparing our financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures.  We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual future results may differ materially from these estimates. We evaluate, on an ongoing basis, our estimates and assumptions.

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

The Company’s headquarters are located in an approximately 45,000 square foot facility located in Melville, New York.  Offices are also leased for development, sales and marketing personnel, which total an aggregate of approximately 51,000 square feet in Le Chesnay, France; Taipei and Taichung, Taiwan; Tokyo, Japan; Beijing, Shenzhen and Shanghai, China; Munich, Germany; Seoul, Korea; Kuala Lumpur, Malaysia; North Sydney, Australia; London, UK; Newport Beach, California; and Acton, Massachusetts. Initial lease terms range from one to eight years, with multiple renewal options.

Item 3.	Legal Proceedings

We are subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, we believe that such matters will not have a material adverse effect on our financial condition, results of operations, cash flows or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “FALC”. The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods indicated as reported by Nasdaq:

	2007		2006
	High	Low	High	Low
Fourth Quarter	$15.30	$9.94	$8.83	$7.25
Third Quarter	$12.50	$9.87	$7.95	$6.06
Second Quarter	$12.10	$10.33	$9.25	$6.15
First Quarter	$11.23	$8.13	$9.78	$7.54

Holders of Common Stock

We had approximately 150 holders of record of Common Stock as of February 22, 2008. This does not reflect persons or entities that hold Common Stock in nominee or “street” name through various brokerage firms.

Dividends

We have not paid any cash dividends on our common stock since inception. We expect to reinvest any future earnings to finance growth, and therefore do not intend to pay cash dividends in the foreseeable future. Our board of directors may determine to pay future cash dividends if it determines that dividends are an appropriate use of Company capital.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans not approved by security holders.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1) (a)	Weighted-Average Price of Outstanding Options, Warrants and Rights (1) (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1) (c)

Equity compensation plans approved by security holders	10,165,024	$6.45	1,856,526

(1) As of December 31, 2007 we had 1,856,526 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan (the “2006 Plan”) is in effect, the number of shares of stock to which options may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. See Note 8 to the consolidated financial statements for further details.

Common Stock Performance: The following graph compares, for each of the periods indicated, the percentage change in the Company’s cumulative total stockholder return on the Company’s Common Stock with the cumulative total return of a) an index consisting of Computer Software and Services companies, a peer group index, and b) the Russell 3000 Index, a broad equity market index.

ASSUMES $100 INVESTED ON DEC. 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2007

	Fiscal Year Ending
	2002	2003	2004	2005	2006	2007
FALCONSTOR SOFTWARE, INC.	$100.00	$225.26	$246.65	$190.46	$222.94	$206.19
COREDATA GROUP INDEX	$100.00	$129.31	$142.02	$142.37	$165.30	$185.88
RUSSELL 3000 INDEX	$100.00	$128.74	$141.71	$147.77	$168.16	$179.59

There can be no assurance that the Common Stock’s performance will continue with the same or similar trends depicted in the graph above.

Item 6.   Selected Financial Data

The selected financial data appearing below have been derived from our audited consolidated financial statements, and should be read in conjunction with these consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	Year Ended December 31, 2007 (a), (b)	Year Ended December 31, 2006 (a)	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
	(In thousands, except per share data)

Revenues:
Software license revenue	$53,154	$38,317	$29,544	$21,488	$12,251
Maintenance revenue	18,607	12,475	7,594	4,443	2,473
Software services and other revenue	5,639	4,274	3,826	2,778	2,220
	77,399	55,066	40,964	28,709	16,944

Operating expenses:
Amortization of purchased and capitalized software	122	362	782	1,394	1,394
Cost of maintenance, software services and other revenue	11,091	9,048	6,114	4,150	2,580
Software development costs	22,405	20,022	12,039	9,050	7,068
Selling and marketing	29,656	23,713	16,109	14,277	10,967
General and administrative	8,024	5,828	4,213	5,109	2,878
Litigation settlement	--	799	--	1,300	--
Lease abandonment charge	--	--	--	--	550
	71,298	59,772	39,257	35,280	25,437
Operating income (loss)	6,101	(4,706)	1,707	(6,571)	(8,493)

Interest and other income	2,329	1,650	705	714	1,122
Impairment of long-lived assets	--	--	--	--	35

Income (loss) before income taxes	8,430	(3,056)	2,412	(5,857)	(7,336)

Provision (benefit) for income taxes	(4,312)	319	119	32	33

Net income (loss)	$12,742	$(3,375)	$2,293	$(5,889)	$(7,369)

Basic net income (loss) per share	$0.26	$(0.07)	$0.05	$(0.13)	$(0.16)

Diluted net income (loss) per share	$0.24	$(0.07)	$0.05	$(0.13)	$(0.16)

Basic weighted average common shares outstanding	49,421	48,045	47,662	46,967	45,968

Diluted weighted average common shares outstanding	53,131	48,045	50,776	46,967	45,968

(a)
We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, on January 1, 2006, and recorded $7.9 million and $9.4 million of compensation expenses in our consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively. See Note 8 to our consolidated financial statements for further details.

(b)
During 2007, we recorded a non-recurring tax benefit of $8.9 million (included within our net deferred tax benefit of $4.3 million) primarily due to our recognition of a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance. See Note 5 to our consolidated financial statements for further details.

CONSOLIDATED BALANCE SHEET DATA:

	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004	December 31, 2003
	(In thousands)
Cash and cash equivalents and marketable securities	$62,904	$40,960	$36,631	$33,973	$36,685
Working capital	71,845	46,934	39,730	36,452	39,527
Total assets	115,182	78,231	63,974	56,074	56,493
Long-term obligations	5,070	3,783	2,316	1,290	396
Stockholders’ equity	87,478	55,043	48,658	46,364	50,556

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “intends,” “will,” or similar terms.  Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements.  The following discussion should be read together with the consolidated financial statements and notes to those financial statements included elsewhere in this report.

OVERVIEW

We had another year of growth and increased scalability in 2007. Each of the measures we use to determine the success or failure of our business showed improvement on a year over year basis.

  Our revenues for the full year increased to $77.4 million from $55.1 million in 2006. Our revenues exceeded our projections. The $22.3 million increase is a forty one percent year over year increase in revenues.  From 2005 to 2006, our revenues had grown thirty four percent.  Revenues from all of our products increased in 2007. While the majority of our revenues continue to come from our base VTL and IPStor enterprise software offerings, the percentage of revenues from our other products increased in 2007.  We consider this an additional indicator of future growth. We are pleased with the development of our company and we anticipate further revenue growth in 2008.

Net income for the year was $12.7 million, compared with a loss of $3.4 million in 2006. Approximately one third of our net income number –  $4.3 million – was attributable to a net income tax benefit, (which included a non-recurring $8.9 million tax benefit) which we recorded for the year (this income tax benefit is discussed below.) Our income before income taxes grew approximately $11.5 million from the previous year. We had stock-based compensation expense –  which relates to stock options and restricted stock we grant to employees, officers and directors as part of our incentive compensation plan, and to some consultants as payment for services – of $7.9 million in 2007 and $9.4 million in 2006, which is reflected in the net income number for each year.

 We look to operating income as another measure of our progress. This number enables us to measure and to compare our results of operations from one year to the next. Operating income for 2007 was $6.1 million, compared with a loss of $4.7 million in 2006. These numbers again include stock-based compensation expense.

Another important measure of our business is gross margin. Among other things, gross margin measures our ability to scale our business.  Unlike manufacturers of hardware, our incremental cost for each additional unit of software licensed is a small percentage of the software license revenue. Thus, our gross margins tend to increase as our software license revenue increases. We incur research and development expenses before the product is offered for licensing. These expenses consist primarily of personnel costs for engineering and testing, but also include other items such as the depreciation and amortization of hardware and software used in development. We also have expenses for software support, sales and marketing, and general and administrative functions. Our gross margin for 2007 was 86% compared with 83% for 2006. The impact of the equity-based compensation expense on gross margin in 2007 and 2006 was equivalent to 1% and 2%, respectively. We believe that our gross margin in 2007 and the increase in our gross margin from 2006 demonstrate that we were successful in our ability to scale our business.

Operating margin is a measure of operating efficiency. Our operating margin also increased.  In 2007, our operating margin was 8%, compared with (9%) in 2006. The impact of the equity-based compensation expense on operating margin in 2007 and 2006 was equivalent to 10% and 17%, respectively.

In sum, each of the key measures of our business – revenues, net income, operating income, gross margin, and operating margin – increased from 2006 to 2007.

As it has been in the past, our focus for 2008 will continue to be on managing our business with a view towards long-term success and growth.  In 2007, we continued to invest in research and development and other areas to build on our momentum, to design new products, and to enhance our existing products to position the Company for future growth. We will continue to invest in these areas in 2008 and we anticipate that our cost of maintenance, software services and other revenue, research and development, sales and marketing and general and administrative expenses will all increase in 2008.

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

The key factors we look to for our future business prospects continue to be:

•	our sales pipeline;

•	our ability to establish and to expand relationships with key industry OEMs, and sales by those OEMs;

•	our ability to establish and to expand relationships with resellers, and sales and re-orders by those resellers;

•	growth in deferred revenue;

•	re-orders from existing customers;

•	sales of our new products, and

•	the growth of the overall market for storage solutions.

Our sales “pipeline” consists of inquiries from end users and resellers for possible purchases of our products.  Our overall sales pipeline steadily increased for each quarter of 2007 compared with the corresponding quarter in 2006.

OEM relationships continue to be important to us for two main reasons:

First, sales by our OEM partners contribute to our revenues. Overall, revenue from OEMs accounted for approximately forty eight percent of our revenues in 2007. Revenues from EMC rose thirty four percent from 2006 to 2007, but the percentage of our revenues for which EMC was responsible declined to twenty six percent in 2007 from twenty seven percent in 2006. Sun accounted for twelve percent of our revenues in 2007 and our revenues from Sun in 2007 increased by seventy six percent over the previous year. We regard the simultaneous year over year increase in revenues from EMC and year over year decline in the percentage of our revenues attributable to EMC to be an indicator of the health of our business. It shows that even as our most significant customer continues to grow the market for solutions powered by our technology, we are diversifying our product mix and our sales channels.

We anticipate that OEMs will again account for over forty percent of our revenues in 2008. We expect that at least two OEMs will account for at least ten percent of our revenues in 2007. Accordingly, the loss of these customers would have a material adverse effect on our business.

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

In 2007, both Sun and EMC launched new ranges of products that incorporate our VTL technology.   Several of our OEM customers also indicated to us their intent to offer our Singe Instance Repository (SIR) de-duplication technology. In 2007, we entered into OEM agreements with other companies, including companies in Asia and companies focused on the SMB market. We also renewed or extended agreements with existing OEM partners.  We will continue to seek additional OEM opportunities in the future.

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

Resellers are expected to remain a significant channel for sales of our products. Many enterprises look to value added resellers or solution providers to assist them in making their information technology purchases. These resellers typically review an enterprise’s needs and suggest a hardware, software, or combined hardware and software solution to fulfill the enterprise’s requirements.

As service providers to companies, resellers’ reputations are dependent on satisfying their customers’ needs efficiently and effectively. Resellers have wide choices in fulfilling their customers’ needs. If resellers determine that a product they have been providing to their customers is not functioning as promised, or is not providing adequate return on investment, or if the customers are not satisfied with the level of support they are receiving from the suppliers, the resellers will move quickly to offer different solutions to their customers. Additional sales by resellers are therefore an important indicator of our business prospects. Sales from our resellers in the United States rebounded in 2007 after falling below our expectations in 2006. Increasing sales from resellers remains an area of focus for us. Steps we have taken to increase sales from resellers include the addition of sales, marketing and support personnel focused on those accounts. We also have instituted, and we will be instituting further, support, training and incentive programs intended to increase sales by our resellers.

In 2007, we signed agreements with new resellers worldwide. We also terminated relationships with resellers who we believed were not properly selling our products. We will continue to enter into relationships with resellers and to discontinue relationships with resellers with whom we are not satisfied.

Our deferred revenues consist primarily of amounts attributable to future support and maintenance of our products. The level of deferred revenue is an important indicator of our success. Maintenance and support for our products is sold for fixed periods of time. Maintenance and support agreements are typically for one year, although some agreements are for terms in excess of one year.  If we do not deliver the support needed by end users of our products or by our OEM partners and resellers, then they will not renew their maintenance and support agreements. If end users stop using our products, they also will not renew their maintenance and support agreements. An increase in deferred revenues thus indicates growth in our installed base and end user and OEM satisfaction with our products and our maintenance and support services. Our deferred revenue increased to $19.0 million as of December 31, 2007, compared with $15.1 million as of December 31, 2006.  We expect deferred revenue to continue to grow in 2008.

The level of re-orders from existing end users of our products is another measure of customer satisfaction. Information technology professionals will only order additional products and services for their companies if they determine that the products have reduced total cost of ownership and have provided a good return on investment. Re-orders are thus an indication that our products are delivering as promised and that our support is meeting the end user’s needs. In 2007, many end users ordered additional copies of our products, or additional products or ordered additional options. If re-orders decline, it would indicate that future sales might also decline. As the percentage of our revenues from OEMs increases, our ability to gauge re-orders decreases because our OEM partners typically do not provide us with information identifying the end user for each order.

Consolidation in the network storage market continued in 2007. The consolidation did not have a significant impact on our revenue.

The storage solutions market continued to grow in 2007. In addition to growth based on demand for storage server consolidation and replication, there was growth in backup acceleration.  Given the general downturn in economic activity at the end of 2007 and the beginning of 2008, we cannot predict whether the market for network storage solutions will continue to grow in 2008.

We successfully introduced a number of products in 2007. In the fall of 2007, FalconStor released the first certified CDP Virtual Appliance for VMware Virtual Infrastructure, complementing our line of CDP products. This product allows virtual environments to receive the same level of data protection as physical environments. The release of this product was followed by the release of a VTL Virtual Appliance, demonstrating our commitment to providing data protection to all environments whether enterprise or SMB, physical or virtual, local or remote.

In addition, FalconStor introduced the SIR de-duplication technology embedded into a VTL Storage Appliance designed for the SMB and remote office. The VTL Storage Appliances integrate with VTL Enterprise Edition.

For the past two years, we have had initiatives in the small/medium business (SMB) and small office/home office (SOHO) markets. We have experienced some disappointments in this area, including a change in direction by a significant OEM partner shortly after a product launch in 2006, and revenues from this market segment have not been as high as we have anticipated.

We will continue to target the SMB/SOHO markets in 2008. To this end, in 2007, we signed several new partners, such as Acer, Inc., V2 Electronics, and Synnex Corporation, who will either OEM our SMB/SOHO software or who will distribute our SMB/SOHO software either on a standalone basis or as a part of an appliance. While we expect revenue growth in 2008 from our SMB/SOHO products, it is too early to estimate whether revenues from these markets will be significant contributors to our revenues in 2008.

Another area of focus in 2007, and one that will remain an area of focus in 2008, was the China market. In 2007 we expanded our OEM agreement with a Chinese company that is a leader in telecommunications networks. In early 2007, we signed a joint development and research agreement with the Computer Network Information Center, Chinese Academy of Sciences (CNIC, CAS) to establish a laboratory to develop data protection and remote disaster recovery solutions for the Chinese government and enterprises with the goal of providing our data protection services throughout China. We also entered into an OEM agreement with Inspur Group, the largest server manufacturer and solution provider in China. Inspur will leverage the FalconStor VirtualTape Library (VTL) technology to deliver proven, comprehensive, high-performance VTL solutions with efficient data de-duplication.

Also in 2007 we entered into a joint venture agreement with the Institute of Computing Technology of the Chinese Academy of Science (CAS) and others to establish a company that will research, produce, and market enterprise-class Storage, Archiving and Compliance solutions domestically and internationally. Other investors in the company, to be known as Tianjin Zhongke Blue Whale Information Technologies Co., Ltd. (“Blue Whale”), include the Tianjin Hi-Tech Industry Park Hi-Tech Investment Management Co., Ltd. Blue Whale will be located in the Tianjin Hi-Tech Industry Park. The joint venture will develop SAN solutions that leverage the award-winning FalconStor® IPStor® storage infrastructure software to augment Blue Whale´s SAN-based clustered file system with enterprise class snapshot, replication, and de-duplication services

As we had anticipated, we saw the greatest increase in revenues from our VirtualTape Library software.

We continue to be pleased with our ability to contain the increase of expenses in 2007. Our operating expenses increased 19% from $59.8 million in 2006 to $71.3 million in 2007. Included in our operating expenses for the years ended December 31, 2007 and 2006 was $7.9 million and $9.4 million, respectively, of share-based compensation expense. We will continue to invest in infrastructure and personnel to maintain and enhance our leading edge designs and to support our customers, but we will continue to do so in a controlled, cost-effective manner.

As mentioned above, our net income for 2007 was increased by a non-recurring tax benefit of $8.9 million (included within our net tax benefit of $4.3 million) primarily due to our recognition of a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance as a result of our cumulative positive operating results over the past three years and projections for taxable income in the future.

In addition, during 2007, we received the benefit of net operating loss carryforwards, which reduced the amount of income taxes that we would have been required to pay. The availability of these net operating losses are limited. As of December 31, 2007, we had approximately $5.1 million of U.S. Federal net operating losses available for use to offset future taxable income. Although there can be no assurance, we anticipate that our taxable income will be significantly in excess of this amount and that we will have a material tax liability in the future.

We also expect to continue to be affected by seasonality of the information technology business on a quarterly basis. Historically, information technology spending has been higher in the fourth and second quarters of each calendar year, and somewhat slower in the other quarters, particularly the first quarter.  Our quarterly results reflected this seasonality in 2007, and we anticipate that our quarterly results for 2008 will show the effects of seasonality as well.

  Accounting rules relating to share-based compensation expense continued to have a negative impact on our earnings in 2007. On an on-going basis we weigh the impact of the expense on our consolidated financial statements against the impact of discontinuing the grant of equity-based compensation to our worldwide workforce.  It continues to be our view that the opportunity to participate in the growth of our Company is an important motivating factor for our current employees and a valuable recruiting tool for new employees. We will thus continue to apply the criteria and the methodology we have used in the past to determine grants of stock options or other equity-based compensation to our employees. For the management of our business and the review of our progress, we will continue to look to our results before share-based compensation expense. We will use these non-GAAP financial measures in making operating decisions because they measure the results of our day-to-day operations and because they provide a more consistent basis for evaluating and comparing our results across different periods.

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, accounting for share-based compensation and deferred income taxes. As described in Note 1 to our consolidated financial statements, we recognize revenue in accordance with the provisions of Statement of Position 97-2, Software Revenue Recognition, as amended. Software license revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract for nonrefundable royalty advances received from OEMs or a customer purchase order or a royalty report summarizing software licenses resold by an OEM, distributor or solution provider to an end user. The software license fees are fixed and determinable as our standard payment terms generally range from 30 to 90 days, depending on regional billing practices. When a customer licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance for its fair value.

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

With the adoption of SFAS No. 123(R) on January 1, 2006, the Company is required to record the fair value of share-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, the Company applies the Black-Scholes option-pricing model. Inherent in this model are assumptions related to expected stock-price volatility, option life, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and expected term assumptions require a greater level of judgment. We estimate expected stock-price volatility based primarily on a simple average historical volatility of the underlying stock over a period equal to the expected term of the option, but also consider whether other factors are present that indicate that exclusive reliance on historical volatility may not be a reliable indicator of expected volatility. We estimate expected forfeiture rates based on our review of recent forfeiture activity and estimated future employee turnover. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on this review and recognize the effect of adjusting the forfeiture rate in the period in which we revised the forfeiture estimate. With regard to our estimate of expected term, as adequate information with respect to historical share option exercise experience is not available, we primarily consider the vesting term and original contractual term of the options granted.

Consistent with the provisions of SFAS No. 109, Accounting for Income Taxes, we regularly estimate our ability to recover deferred income taxes, and report such assets at the amount that is determined to be more-likely-than-not recoverable. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods over which temporary differences reverse, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. During 2007, as discussed above and in more detail in Note 5 to our consolidated financial statements, we recorded a net deferred tax benefit of $4,312,036 primarily as a result of our recognition of a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowances. As of December 31, 2007, we recorded $9.8 million of deferred tax assets, net of $3.6 million of valuation allowances. Finally, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), on January 1, 2007. We are required to assess whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The adoption of FIN 48 did not result in any adjustment to the recognized benefits from our uncertain tax positions.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2006

Revenues for the year ended December 31, 2007 increased 41% to $77.4 million compared with $55.1 million for the year ended December 31, 2006. Our operating expenses increased 19% from $59.8 million in 2006 to $71.3 million in 2007. Included in our operating expenses for the years ended December 31, 2007 and 2006 were $7.9 million and $9.4 million, respectively, of share-based compensation expense in accordance with SFAS No. 123(R). Net income for the year ended December 31, 2007 was $12.7 million compared with a net loss of $3.4 million for the year ended December 31, 2006. Included in our net income for the year ended December 31, 2007, was an income tax benefit of $4.3 million, that primarily consisted of a reversal of certain deferred tax asset valuation allowances as a result of our continuing positive operating results and financial projections. Included in our net loss for the year ended December 31, 2006, were (i) a litigation settlement charge of $0.8 million relating to a contingent purchase price dispute associated with an acquisition we made in 2002, and (ii) an income tax provision of $ 0.3 million. The growth in revenues was due to significant increases in our software license, maintenance revenues and software services and other revenues.  The increase in revenues was primarily driven by increases in (i) demand for our network storage solution software, (ii) maintenance revenue from new and existing customers and (iii) sales from our resellers and OEM partners. Revenue contribution from our OEM partners increased in absolute dollars and as a percentage of our total revenue for the year ended December 31, 2007, as compared to the same period in 2006. Revenue from resellers and distributors also increased in absolute dollars for the year ended December 31, 2007, as compared with the same period in 2006. Expenses increased in all aspects of our business to support our continued growth. In support of our continued growth and expansion both domestically and internationally, we increased our worldwide headcount to 414 employees as of December 31, 2007 as compared with 340 employees as of December 31, 2006. Finally, we continue to invest in our infrastructure by increasing our capital expenditures particularly with purchases of equipment for support of our existing and future product lines.

Revenues

	Year Ended December 31,
	2007	2006
Revenues:
Software license revenue	$53,153,980	$38,317,352
Maintenance revenue	18,606,591	12,475,342
Software services and other revenue	5,638,651	4,273,334

Total Revenues	$77,399,222	$55,066,028

Year-over-year Percentage Growth
Software license revenue	39%	30%
Maintenance revenue	49%	64%
Software services and other revenue	32%	12%

Total percentage growth	41%	34%

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

Software license revenue increased 39% from $38.3 million for the year ended December 31, 2006 to $53.2 million for the year ended December 31, 2007. Software license revenue represented 69% and 70% of our total revenues for the years ended December 31, 2007 and 2006, respectively.  As a result of broader market acceptance of our software applications and increased demand for our products from our expanding base of customers, we continue to experience increased sales from both our OEM and reseller partners, which were the primary drivers of the increase in software license revenue. Software license revenue increased from both our OEM partners and from our resellers. Revenue from our OEM partners increased as a percentage of total revenue. We expect our software license revenue to continue to grow in future periods.

Maintenance, software services and other revenue

Maintenance, software services and other revenues are comprised of software maintenance and technical support, professional services primarily related to the implementation of our software, engineering services, and sales of computer hardware. Revenue derived from maintenance and technical support contracts is deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Revenue from engineering services is primarily related to customizing software product masters for some of our OEM partners. Revenue from engineering services is recognized in the period in which the services are completed.  During 2007 and 2006, we had transactions in which we purchased hardware and bundled this hardware with our software and sold this bundled solution to our customer base. A portion of the contractual fees is recognized as revenue when the hardware or software is delivered to the customer based on the relative fair value of the delivered element(s). Maintenance revenues increased 49% from $12.5 million for the year ended December 31, 2006 to $18.6 million for the year ended December 31, 2007. Software services and other revenue increased 32% from $4.3 million for the year ended December 31, 2006 to $5.6 million for the year ended December 31, 2007.

The major factor behind the increase in maintenance, software services and other revenue was an increase in the number of maintenance and technical support contracts, professional services contracts and bundled hardware solutions we sold. As we are in business longer, and as we license more software to new customers and grow our installed customer base, we expect these revenues will continue to increase. Maintenance revenues increased primarily because  (i) the majority of our new customers purchase maintenance and support contracts, and (ii) the majority of our growing existing customer base renewed their maintenance and support contracts after their initial contracts expired. The increase in software services and other revenue was partially attributable to our hardware sales, which increased from $2.6 million in 2006 to $3.4 million in 2007. This increase was the result of an increase in demand from our customer base for bundled solutions, in which we purchase hardware and bundle this hardware with our software solutions. Growth in our professional services sales, which increased from $1.7 million in 2006 to $2.3 million in 2007, also contributed to the increase in software services and other revenues. This increase in professional services revenue was related to the increase in our software license customers who elected to purchase professional services. We expect maintenance, software services and other revenues to continue to increase.

Cost of Revenues

	Year Ended December 31,
	2007	2006
Cost of Revenue:
Amortization of purchased and capitalized software	$122,560	$362,159
Cost of maintenance, software services and other revenue	11,091,375	9,048,354
Total Cost of Revenues	$11,213,935	$9,410,513

Gross Profit:
Cost of Revenues	$11,213,935	$9,410,513
Gross Profit	$66,185,287	$45,655,515
Gross Profit Growth Rate	45%	34%

Gross Margin:
Gross profit	$66,185,287	$45,655,515
Gross Margin	86%	83%

Amortization of purchased and capitalized software

To remain successful in the network storage solutions market, we must continually upgrade our software by enhancing the existing features of our products and by adding new features and products. We often evaluate whether to develop these new offerings in-house or whether we can achieve a greater return on investment by purchasing or licensing software from third parties. Based on our evaluations we have purchased or licensed software for resale since 2001. As of December 31, 2007 and 2006, we had $0.2 million and $0.2 million, respectively, of purchased software licenses, net of accumulated amortization of $5.1 million and $5.0 million, respectively, that is being amortized over three years. For each of the years ended December 31, 2007 and 2006, the total amortization cost recorded was less than 1% of total revenues. We will continue to evaluate third party software licenses and may make additional purchases from time to time, which would impact the amount we record as amortization expense in future periods.

Cost of maintenance, software services and other revenue

Cost of maintenance, software services and other revenues consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, and share-based compensation expense associated with SFAS No. 123(R). Cost of maintenance, software services and other revenues also includes the cost of hardware purchased that was resold. Cost of maintenance, software services and other revenues for the year ended December 31, 2007 increased by 23% to $11.1 million compared with $9.0 million for the year ended December 31, 2006. The increase in cost of maintenance, software services and other revenue was primarily due to (i) the increased number of transactions in which we bundled purchased hardware with our software and sold the bundled solution, resulting in the increase of associated hardware costs from $1.8 million for the year ended December 31, 2006 to $2.3 million for the year ended December 31, 2007, and (ii) the increase in personnel and related costs for the year ended December 31, 2007 as compared with the same period in 2006.  As a result of our increased sales from maintenance and support contracts, we hired additional employees to provide technical support. Consequently, our cost of maintenance, software services and other revenue will continue to grow in absolute dollars as our revenues from these services also increase.

Gross profit increased  $20.5 million from $45.7 million for the year ended December 31, 2006 to $66.2 million for the year ended December 31, 2007. Gross margins increased from 83% for the year ended December 31, 2006 to 86% for the year ended December 31, 2007. The increase in our gross profit and corresponding gross margins was primarily due to our continued revenue growth and to our continued focus on our cost structure. Generally, our gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales. Share-based compensation expense included in the cost of maintenance, software services and other revenue decreased in absolute dollars to $1.0 million from $1.3 million for the years ended December 31, 2007 and 2006, respectively. Share-based compensation expense was equal to 1% and 2% of revenue for the years ended December 31, 2007 and 2006, respectively.

Software Development Costs

Software development costs consist primarily of personnel costs for product development personnel, share-based compensation expense associated with SFAS No. 123(R), and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing.  Software development costs increased 12% to $22.4 million for the year ended December 31, 2007 from $20.0 million in the same period in 2006. The major contributing factors to the increase in software development costs were higher salary and personnel related costs as a result of increased headcount to enhance and test our core network storage software product and to develop new innovative features and options. Share-based compensation expense included in software development costs decreased in absolute dollars to $3.3 million from $4.3 million for the years ended December 31, 2007 and 2006, respectively. Share-based compensation expense included in software development costs was equal to 4% and 8% of revenue for the years ended December 31, 2007 and 2006, respectively. We intend to continue recruiting and hiring product development personnel to support our software development process.

Selling and Marketing

 Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense associated with SFAS No. 123(R), travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased 25% to $29.7 million for the year ended December 31, 2007 from $23.7 million for the year ended December 31, 2006. The increase in selling and marketing expenses was primarily due to (i) higher commissions paid as a result of our 41% increase in revenue, (ii) higher salary and personnel related costs as a result of increased sales and marketing headcount and (iii) higher advertising and marketing related expenses as a result of our new product offerings/enhancements and related advertising and marketing of such product(s). Share-based compensation expense included in selling and marketing decreased in absolute dollars to $2.6 million from $2.8 million for the years ended December 31, 2007 and 2006, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 3% and 5% of revenue for the years ended December 31, 2007 and 2006, respectively. In addition, we continued to hire new sales and sales support personnel and to expand our worldwide presence to accommodate our anticipated revenue growth. We anticipate that as we continue to grow sales, our sales and marketing expenses will continue to increase in support of such sales growth.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense associated with SFAS No. 123(R), public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs.  General and administrative expenses increased 38% to $8.0 million for the year ended December 31, 2007 from $5.8 million for the year ended December 31, 2006. The increase in general and administrative expenses was primarily due to (i) higher professional fees as a result various tax related activities which commenced for fiscal year 2007, and (ii) increased compensation and personnel related costs as a result of increased headcount to support our general and administrative needs. Share-based compensation expense included in general and administrative expenses increased in absolute dollars to $1.0 million from $0.9 million for the years ended December 31, 2007 and 2006, respectively. Share-based compensation expense included in general and administrative expenses was equal to 1% and 2% of revenue for the years ended December 31, 2007 and 2006, respectively.  Additionally, as our revenue and number of employees increase, our legal and professional fees and other general corporate overhead costs have increased and are likely to continue to increase.

Litigation Settlement Charge

In January 2007, we resolved claims brought against us by two former shareholders of IP Metrics, Inc. (“IP Metrics”). When we purchased IP Metrics in July 2002, part of the contractual consideration was payments to be made in 2003 and 2004 to the former IP Metrics shareholders based on sales of IP Metrics products and/or payments to be made if certain events occurred. We made payments to all four former shareholders in 2003 and 2004. Two of the former shareholders alleged that they were entitled to additional payments based on the alleged occurrence of certain contingent events and they brought an action against us. This action was resolved in January 2007 without any admission of liability, by the payment of an additional $0.8 million to the two former shareholders. This amount was recorded as an operating expense as of December 31, 2006. All claims in the lawsuit have since been dismissed.

Interest and Other Income

We invest our cash, cash equivalents and marketable securities in government securities and other low risk investments. As of December 31, 2007, our cash, cash equivalents and marketable securities totaled $62.9 million as compared with $41.0 million as of December 31, 2006. Interest and other income increased to $2.3 million for the year ended December 31, 2007 compared with $1.7 million for the year ended December 31, 2006. The higher average cash balance invested during 2007 as compared with 2006 resulted in increased interest income. The interest income in both 2007 and 2006 was offset partially by other non-operating expenses.

Income Taxes

For the year ended December 31, 2007, our provision for income taxes included a net deferred tax benefit of $4.3 million primarily related to a substantial reversal of our deferred income tax valuation allowance. Also included in our provision for income taxes were U.S. and foreign taxes, state income taxes and U.S. federal alternative minimum taxes. During the year ended December 31, 2006, we maintained a full valuation allowance against our deferred tax assets due to our prior history of cumulative pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the "more likely than not" criterion under SFAS No. 109. During the year ended December 31, 2007, based upon our generation of cumulative taxable income over the past three years and our expectations for taxable income in future years, we determined that a significant portion of our deferred tax assets were "more likely than not" realizable. Accordingly, we recognized a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance of approximately $8.9 million. As of December 31, 2007, our deferred tax asset, net of a valuation allowance was $9.8 million. We have approximately an additional $5.1 million of federal net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards relate to excess compensation deductions from exercises of stock options and the resulting benefits will be credited to additional-paid-in-capital when realized.

For the year ended December 31, 2006, our provision for income taxes consisted of U.S. taxes, foreign taxes, U.S. federal alternative minimum taxes and state minimum taxes that were expected to be incurred primarily as a result of the limitations on our ability to utilize net operating losses under the alternative minimum tax system and the non-deductibility of certain share-based compensation expense for income tax purposes that had been recognized for financial statement purposes and foreign taxes.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2006 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2005

Revenues

	Year Ended December 31,
	2006	2005
Revenues:
Software license revenue	$38,317,352	$29,544,467
Maintenance revenue	12,475,342	7,593,804
Software services and other revenue	4,273,334	3,825,832

Total Revenues	$55,066,028	$40,964,103

Year-over-year Percentage Growth
Software license revenue	30%	37%
Maintenance revenue	64%	71%
Software services and other revenue	12%	38%

Total percentage growth	34%	43%

Software license revenue

Software license revenue increased 30% to $38.3 million in 2006 from $29.5 million in 2005.  Increased market acceptance and demand for our product and increased sales from our resellers and OEM partners were the primary drivers of the increase in software license revenue. Revenues from our OEM partners increased as a percentage of total revenue.

Maintenance, software services and other revenue

Maintenance revenues increased 64% from $7.6 million for the year ended December 31, 2005 to $12.5 million for the year ended December 31, 2006. Software services and other revenue increased 12% from $3.8 million for the year ended December 31, 2005 to $4.3 million for the year ended December 31, 2006. The major factor behind the increase in maintenance revenue was an increase in the number of maintenance and technical support contracts we sold. As a result of being in business longer, and as we license more software, we continue to experience increases in maintenance revenues. The majority of our new customers purchase maintenance and support and most customers renew their maintenance and support after their initial contracts expire. The increase in software services and other revenue was partially attributable to our hardware sales, which increased from $2.3 million in 2005 to $2.6 million in 2006. This increase was the result of an increase in demand from our customers for bundled solutions. Growth in our professional services sales, which increased from $1.5 million in 2005 to $1.7 million in 2006, also contributed to the increase in software services and other revenues. This increase in professional services revenue was related to the increase in our software license customers who elected to purchase professional services.

Cost of Revenues

	Year Ended December 31,
	2006	2005
Cost of Revenue:
Amortization of purchased and capitalized software	$362,159	$781,500
Cost of maintenance, software services and other revenue	9,048,354	6,114,112
Total Cost of Revenues	$9,410,513	$6,895,612

Gross Profit:
Cost of Revenues	$9,410,513	$6,895,612
Gross Profit	$45,655,515	$34,068,491
Gross Profit Growth Rate	34%	47%

Gross Margin:
Gross profit	$45,655,515	$34,068,491
Gross Margin	83%	83%

Amortization of purchased and capitalized software

As of December 31, 2006 and 2005, we had $0.2 million and $0.4 million, respectively, of purchased software licenses, net of accumulated amortization of $5.0 million and $4.6 million, respectively, that is being amortized over three years. For the years ended December 31, 2006 and 2005, we recorded $0.4 million and $0.8 million, respectively, of amortization related to these purchased software licenses.

Cost of maintenance, software services and other revenue

Cost of maintenance, software services and other revenues for the year ended December 31, 2006 increased by 48% to $9.0 million compared with $6.1 million for the year ended December 31, 2005. The increase in cost of maintenance, software services and other revenue was partially due to (i) $1.3 million of share-based compensation expense associated with the implementation of SFAS No. 123(R), (ii) the increased number of transactions in which we bundled purchased hardware with our software and sold the bundled solution, resulting in the increase of associated hardware costs from $1.5 million for the year ended December 31, 2005 to $1.8 million for the year ended December 31, 2006, and (ii) the increase in personnel and related costs for the year ended December 31, 2006 as compared with the same period in 2005. There was no share-based payment compensation expense included in cost of maintenance, software services and other revenue for the year ended December 31, 2005.

Gross profit increased $11.6 million from $34.1 million for the year ended December 31, 2005 to $45.7 million for the year ended December 31, 2006. Gross margins remained consistent at 83% for both December 31, 2006 and 2005, despite the inclusion of share-based payment compensation expense in the cost of maintenance, software services and other revenue for the year ended December 31, 2006. Share-based compensation expense included in the cost of maintenance, software services and other revenue for the year ended December 31, 2006 was $1.3 million, or 2% of total revenue.

Software Development Costs

Software development costs for the year ended December 31, 2006 increased by 66% to $20.0 million compared with $12.0 million for the year ended December 31, 2005. The major contributing factor to the increase in software development costs was $4.3 million of share-based compensation expense associated with the implementation of SFAS No. 123(R). There was no share-based compensation expense included in software development costs for the year ended December 31, 2005. Additionally, the increase is also due to the increase in personnel and related costs for the purpose of  (i) to enhance and test our core network storage software product, (ii) develop new innovative features and options, and (iii) to test and integrate our software with our OEM partners’ products.

Selling and Marketing

Selling and marketing expenses increased 47% to $23.7 million for the year ended December 31, 2006 from $16.1 million for the year ended December 31, 2005. The increase in selling and marketing expenses was partially due to $2.8 million of share-based compensation expense associated with the implementation of SFAS No. 123(R). There was insignificant share-based compensation expense included in selling and marketing expenses for the year ended December 31, 2005.  In addition, we continued to hire new sales and sales support personnel and to expand our worldwide presence to accommodate our revenue growth. As a result of the increase in revenue and interest in our software, our commission expense and travel expenses also increased. We believe that to continue to grow sales, our sales and marketing expenses will continue to increase.

General and Administrative

General and administrative expenses increased 38% to $5.8 million for the year ended December 31, 2006 from $4.2 million for the year ended December 31, 2005. The increase in general and administrative expenses was primarily due to $0.9 million of share-based compensation expense associated with the implementation of SFAS No. 123(R). There was no share-based compensation expense included in general and administrative expense for the year ended December 31, 2005.  Additionally, as our revenue and number of employees increase, our legal and professional fees and other general corporate overheard costs have increased to support our general and administrative needs.

Litigation Settlement Charge

In January 2007, we resolved claims brought against us by two former shareholders of IP Metrics, Inc. (“IP Metrics”). When we purchased IP Metrics in July 2002, part of the contractual consideration was payments to be made in 2003 and 2004 to the former IP Metrics shareholders based on sales of IP Metrics products and/or payments to be made if certain events occurred. We made payments to all four former shareholders in 2003 and 2004. Two of the former shareholders alleged that they were entitled to additional payments based on the alleged occurrence of certain contingent events and they brought an action against us. This action was resolved in January 2007 without any admission of liability, by the payment of an additional $0.8 million to the two former shareholders. This amount was recorded as an operating expense as of December 31, 2006. All claims in the lawsuit have since been dismissed.

Interest and Other Income

We invest our cash, cash equivalents and marketable securities in government securities and other low risk investments. Interest and other income increased to $1.7 million for the year ended December 31, 2006 compared with $0.7 million for the year ended December 31, 2005. This increase is primarily due to a higher average cash balance and higher interest rates.

Income Taxes

For the years ended December 31, 2006 and 2005, our provision for income taxes consisted of U.S. taxes, foreign taxes, U.S. federal alternative minimum taxes and state minimum taxes that were expected to be incurred primarily as a result of the limitations on our ability to utilize net operating losses under the alternative minimum tax system and the non-deductibility of certain share-based compensation expense for income tax purposes that had been recognized for financial statement purposes and foreign taxes. As of December 31, 2006, we maintained a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the "more likely than not" criterion under SFAS No. 109. For the year ended December 31, 2005, our pre-tax income was substantially offset by available net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow information is as follows:

	Year Ended December 31,
	2007	2006	2005
Cash provided by (used in):
Operating activities	$16,588,539	$8,162,783	$6,485,677
Investing activities	(12,357,286)	(11,329,412)	(2,792,194)
Financing activities	11,803,544	399,818	24,385
Effect of exchange rate changes	79,543	74,847	(405,468)

Net increase (decrease) in cash and cash equivalents	$16,114,340	$(2,691,964)	$3,312,400

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our total cash and cash equivalents and marketable securities balance as of December 31, 2007 increased by $21.9 million to $62.9 million from $41.0 million as of December 31, 2006. Cash and cash equivalents totaled $32.2 million and marketable securities totaled $30.7 million at December 31, 2007. As of December 31, 2006, we had $16.1 million in cash and cash equivalents and $24.9 million in marketable securities.

In 2007, we continued making investments in our infrastructure to support our current and long-term growth. We increased the total number of employees in 2007 and we increased our investments in property and equipment to support our growth. As we continue to grow, we will continue to make investments in property and equipment and we will need to continue to increase our headcount. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions and if the right opportunity presents itself we may continue to use our cash for these purposes. However, as of the date of this filing, we have no agreements, commitments or understandings with respect to any such acquisitions.

We currently do not have any debt and our only significant commitments are related to our office leases.

In October 2001, our Board of Directors authorized the repurchase of up to two million shares of our outstanding common stock. During 2007, we repurchased 318,900 shares at an aggregate purchase price of $3.3 million. During 2006 we repurchased 315,600 shares at an aggregate purchase price of $2.1 million. Since October 2001, we have repurchased a total of 1,184,100 shares at an aggregate purchase price of $9.1 million. As of December 31, 2007, we had the ability to purchase an additional 815,900 shares of our common stock based upon our judgment and market conditions.

On February 6, 2008, our Board of Directors increased the authorization to repurchase our outstanding common stock from two million to five million shares.

Net cash provided by operating activities totaled $16.6 million for the year ended December 31, 2007, compared with net cash provided by operating activities of $8.2 million for the year ended December 31, 2006 and net cash provided by operating activities of $6.5 million for the year ended December 31, 2005. The increase in net cash provided by operating activities during 2007, as compared with 2006 and 2005, was primarily related to the growth in our net income adjusted for: (i) the impact of non-cash charges, particularly relating to stock-based compensation, depreciation and amortization and provision for doubtful accounts; and (ii) adjustments for net changes in operating assets and liabilities, particularly changes in our accounts receivable and our deferred revenues. These amounts were primarily offset by the adjustment for the impact from the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options. SFAS No. 123(R) requires tax benefits relating to excess stock-based compensation deductions to be presented as cash outflows from operating activities. We recognized tax benefits related to stock-based compensation deductions of $5.1 million for the year ended December 31, 2007. There were insignificant adjustments for the impact of non-cash income tax benefits for the years ended December 31, 2006 and 2005. There were insignificant adjustments for the impact of non-cash share-based compensation expense for the year ended December 31, 2005.

Net cash used in investing activities was $12.4 million in 2007 compared with net cash used in investing activities of $11.3 million in 2006 and net cash used in investing activities of $2.8 million in 2005. Included in investing activities for each year are the sales and purchases of our marketable securities. These represent the sales, maturities and reinvesting of our marketable securities.  The net cash used in investing activities from the net purchase of securities was $5.7 million in 2007 and $7.0 million in 2006 and the net cash provided by investing activities from the net sale of securities was $0.6 million in 2005. These amounts will fluctuate from year to year depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $5.5 million, $3.7 million and $3.2 million in 2007, 2006 and 2005, respectively. The cash used to purchase software licenses were $0.2 million, $0.2 million and $0.1 million in 2007, 2006 and 2005, respectively. We continually evaluate potential software licenses and we may continue to make similar investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures as we continue to invest in our infrastructure to support our ongoing growth and expansion both domestically and internationally.

Net cash provided by financing activities was $11.8 million in 2007, $0.4 million in 2006, and $24,000 in 2005. Cash inflows from financing activities primarily results from the proceeds received from the exercise of stock options. We received proceeds from the exercise of stock options of $10.0 million in 2007, $2.5 million in 2006, and $1.9 million in 2005. During 2007, cash inflows from financing activities was also impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options. SFAS No. 123(R) requires tax benefits relating to excess stock-based compensation deductions be presented as cash inflows from financing activities. We recognized tax benefits related to stock-based compensation deductions of $5.1 million and $46,000 in 2007 and 2006, respectively. There were no tax benefits related to stock-based compensation deductions recognized in 2005. Cash outflows from financing activities result from the repurchase of our outstanding common stock. As of December 31, 2007, we have repurchased a total of 1,184,100 shares of our common stock under a repurchase program authorized by our Board of Directors. We repurchased 318,900 shares of our common stock for $3.3 million in 2007, 315,600 shares of our common stock for $2.1 million in 2006, and 272,500 shares of our common stock for $1.9 million in 2005.

As of December 31, 2007, we had $8.4 million of auction rate securities included within our portfolio of marketable securities. Of this amount, subsequent to December 31, 2007, we have sold $6.9 million, at par value. Accordingly, as of March 7, 2008, we have $1.5 million of auction rate securities remaining. We intend to sell these securities in 2008. Although there can be no assurance that we will be able to sell these securities at par value, we do not believe that the remaining market risk will be significant to our liquidity or financial position in the future.

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

The Company’s only significant commitments relate to its operating leases. The Company has an operating lease covering its primary office facility that expires in February 2012. The Company also has several operating leases related to offices in foreign countries. The expiration dates for these leases range from 2008 through 2015. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2007:

Year ending December 31
2008	$ 2,265,049
2009	2,093,737
2010	1,654,598
2011	1,394,365
2012	376,883
Thereafter	419,133
$ 8,203,765

We believe that our current balance of cash, cash equivalents and marketable securities, and expected cash flows from operations will be sufficient to meet our cash requirements for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part I, “Risk Factors.”

Off-Balance Sheet Arrangements

As of December 31, 2007 and 2006, we had no off-balance sheet arrangements.

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

Accounts Receivable. We review accounts receivable to determine which are doubtful of collection.  In making the determination of the appropriate allowance for uncollectible accounts and returns, we (i) consider historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, and (vii) concentrations of credit risk and customer credit worthiness.  Historically, we have experienced a somewhat consistent level of write-offs and returns as a percentage of revenue due to our customer relationships, contract provisions and credit assessments.  Changes in the product return rates; credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

Deferred Income Taxes. Consistent with the provisions of SFAS No. 109, we regularly estimate our ability to recover deferred income taxes, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable, and we have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes, as well as estimating foreign tax credits. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. During the year ended December 31, 2007, based on positive evidence from our earnings trends, we recognized a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance of approximately $8.9 million. As of December 31, 2007, our deferred tax asset, net of a valuation allowance, was $9.8 million. As of December 31, 2006, we maintained a full valuation allowance against our deferred tax assets due to our prior history of pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the "more likely than not" criterion under SFAS No. 109.

Accounting for Share-Based Payments. As discussed further in Note (8) Share-Based Payment Arrangements, to our consolidated financial statements, we adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method.

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. Additionally, we estimate forfeiture rates based primarily upon historical experiences, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends, and recognize the effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2007 and 2006 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

Impact of Recently Issued Accounting Pronouncements

  In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, of the provisions of SFAS No. 159 on our consolidated financial statements.

  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Adoption was originally required as of the beginning of the first fiscal year that begins after November 15, 2007. The FASB subsequently deferred the adoption of SFAS No. 157 for nonfinancial assets and liabilities to the fiscal year beginning after November 15, 2008. We are currently evaluating the potential impact, if any, of the provisions of SFAS No. 157 on our consolidated financial statements.

Item 7A.  Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risks. Our return on our investments in cash, cash equivalents and marketable securities which aggregated to $62.9 million as of December 31, 2007, is subject to interest rate risks. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. If interest rates were to change by 10% from the levels at December 31, 2007, the effect on our financial results would be insignificant

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations have not been material since our inception. If foreign currency exchange rates were to change by 10% from the levels at December 31, 2007, the effect on our other comprehensive income would be insignificant. We do not use derivative financial instruments to limit our foreign currency risk exposure.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have audited the accompanying consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FalconStor Software, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”, as of January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FalconStor Software, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report, dated March 12, 2008, expressed an unqualified opinion on the effective operation of internal control over financial reporting.

 /s/ KPMG LLP

Melville, New York,
March 12, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have audited FalconStor Software, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FalconStor Software, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FalconStor Software, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 12, 2008, expressed an unqualified opinion on those consolidated financial statements.

   /s/  KPMG LLP

Melville, New York
March 12, 2008

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$32,219,349	$16,105,009
Marketable securities	30,684,206	24,854,579
Accounts receivable, net of allowances of $8,780,880 and $6,016,298, respectively	26,141,636	24,134,257
Prepaid expenses and other current assets	1,625,417	1,244,937
Deferred tax assets, net	3,807,325	-

Total current assets	94,477,933	66,338,782

Property and equipment, net of accumulated depreciation of $13,861,313 and $10,221,780, respectively	7,945,258	5,960,317
Deferred tax assets, net	5,969,778	-
Other assets, net	2,831,878	2,011,433
Goodwill	3,512,796	3,512,796
Other intangible assets, net	443,909	407,316

Total assets	$115,181,552	$78,230,644

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,779,720	$1,432,510
Accrued expenses	6,711,231	6,505,536
Deferred revenue, net	14,142,145	11,466,552

Total current liabilities	22,633,096	19,404,598

Other long-term liabilities	251,094	137,317
Deferred revenue, net	4,818,985	3,645,482

Total liabilities	27,703,175	23,187,397

Commitments and Contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized, none issued	--	--
Common stock - $.001 par value, 100,000,000 shares authorized, 51,340,268 and 49,085,539 shares issued, respectively and 50,156,168 and 48,220,339 shares outstanding, respectively	51,340	49,086
Additional paid-in capital	122,294,782	99,282,308
Accumulated deficit	(25,292,001)	(38,033,857)
Common stock held in treasury, at cost (1,184,100 and 865,200 shares, respectively)	(9,053,824)	(5,780,163)
Accumulated other comprehensive loss, net	(521,920)	(474,127)

Total stockholders' equity	87,478,377	55,043,247
Total liabilities and stockholders' equity	$115,181,552	$78,230,644

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2007	2006	2005

Revenues:
Software license revenue	$53,153,980	$38,317,352	$29,544,467
Maintenance revenue	18,606,591	12,475,342	7,593,804
Software services and other revenue	5,638,651	4,273,334	3,825,832
	77,399,222	55,066,028	40,964,103

Operating expenses:
Amortization of purchased and capitalized software	122,560	362,159	781,500
Cost of maintenance, software services and other revenue	11,091,375	9,048,354	6,114,112
Software development costs	22,405,058	20,021,899	12,039,488
Selling and marketing	29,656,034	23,712,488	16,109,440
General and administrative	8,023,562	5,828,150	4,212,769
Litigation settlement	-	799,317	--
	71,298,589	59,772,367	39,257,309
Operating income (loss)	6,100,633	(4,706,339)	1,706,794

Interest and other income, net	2,329,187	1,650,284	705,063

Income (loss) before income taxes	8,429,820	(3,056,055)	2,411,857

Provision (benefit) for income taxes	(4,312,036)	318,473	118,750

Net income (loss)	$12,741,856	$(3,374,528)	$2,293,107

Basic net income (loss) per share	$0.26	$(0.07)	$0.05

Diluted net income (loss) per share	$0.24	$(0.07)	$0.05

Basic weighted average common shares outstanding	49,420,848	48,044,946	47,662,446

Diluted weighted average common shares outstanding	53,130,903	48,044,946	50,776,396

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
					other
					compre-
		Additional			hensive	Total	Compre-
	Common	paid-in	Accumulated	Treasury	income	stockholders'	hensive
	stock	capital	deficit	stock	(loss)	equity	income (loss)

Balance, December 31, 2004	$47,769	$85,400,740	$(36,952,436)	$(1,714,775)	$(417,348)	$46,363,950

Issuance of stock options to non-employees	–	(32,860)	–	–	–	(32,860)	–

Exercise of stock options, including tax benefit	673	1,974,867	–	–	–	1,975,540	–

Net income	–	–	2,293,107	–	–	2,293,107	2,293,107

Acquisition of treasury stock	–	–	–	(1,918,155)	–	(1,918,155)	–

Change in unrealized losses on marketable securities, net	–	–	–	–	218,523	218,523	218,523

Foreign currency translation adjustment	–	–	–	–	(241,998)	(241,998)	(241,998)

Balance, December 31, 2005	$48,442	$87,342,747	$(34,659,329)	$(3,632,930)	$(440,823)	$48,658,107	$2,269,632

Exercise of stock options, including tax benefit	644	2,546,407	–	–	–	2,547,051	–

Issuance of stock options to non-employees	–	17,914	–	–	–	17,914	–

Share-based compensation	–	9,375,240	–	–	–	9,375,240

Net loss	–	–	(3,374,528)	–	–	(3,374,528)	(3,374,528)

Acquisition of treasury stock	–	–	–	(2,147,233)	–	(2,147,233)	–

Adjustment to initially apply SFAS No. 158, net of tax (Note 11)	–	–	–	–	(87,482)	(87,482)	(87,482)

Change in unrealized losses on marketable securities, net	–	–	–	–	25,800	25,800	25,800

Foreign currency translation adjustment	–	–	–	–	28,378	28,378	28,378

Balance, December 31, 2006	$49,086	$99,282,308	$(38,033,857)	$(5,780,163)	$(474,127)	$55,043,247	$(3,407,832)

Exercise of stock options	2,254	10,004,920	–	–	–	10,007,174	–

Tax benefit from stock option exercises		5,070,031				5,070,031

Issuance of stock options to non-employees	–	209,218	–	–	–	209,218	–

Share-based compensation	–	7,728,305	–	–	–	7,728,305

Net Income	–	–	12,741,856	–	–	12,741,856	12,741,856

Acquisition of treasury stock	–	–	–	(3,273,661)	–	(3,273,661)	–

Minimum pension liability adjustment, net (Note 11)	–	–	–	–	(115,925)	(115,925)	(115,925)

Change in unrealized gains / losses on marketable securities, net	–	–	–	–	66,975	66,975	66,975

Foreign currency translation adjustment	–	–	–	–	1,157	1,157	1,157

Balance, December 31, 2007	$51,340	$122,294,782	$(25,292,001)	$(9,053,824)	$(521,920)	$87,478,377	$12,694,063

 See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$12,741,856	$(3,374,528)	$2,293,107
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,917,484	3,581,451	3,505,562
Share-based payment employee compensation	7,728,305	9,375,240	-
Non-cash professional services expenses	209,218	17,914	(32,860)
Realized (gain)/loss on marketable securities	(24,928)	28,854	270,026
Impairment (gain on sale) of cost method investment(s)	124,038	(3,112)	-
Realized gain on sale of warrants	-	(38,378)	-
Tax benefit from stock option exercises	(5,070,031)	(45,895)	33,000
Provision for returns and doubtful accounts	5,041,216	4,765,148	4,340,102
Deferred income taxes	(9,837,482)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(7,033,855)	(13,704,152)	(9,274,971)
Prepaid expenses and other current assets	(367,972)	(326,695)	(291,693)
Other assets	(129,459)	122,098	(50,401)
Accounts payable	300,766	254,211	354,471
Accrued expenses and other liabilities	5,139,110	2,018,002	1,104,416
Deferred revenue	3,850,273	5,492,625	4,234,918

Net cash provided by operating Activities	16,588,539	8,162,783	6,485,677

Cash flows from investing activities:
Purchase of marketable securities	(110,825,016)	(78,776,443)	(61,264,424)
Sale of marketable securities	105,156,272	71,752,493	61,867,854
Sale of cost method investment	-	96,755	-
Purchase of cost method investments	(923,636)	(198,117)	-
Purchase of warrants	-	(635,000)	-
Sale of warrants	-	673,378	-
Purchase of property and equipment	(5,510,953)	(3,693,756)	(3,161,383)
Purchase of software licenses	(185,000)	(173,431)	(108,000)
Purchase of intangible assets	(266,401)	(373,229)	(126,241)
Refund of security deposits	197,448	(2,062)	-

Net cash used in investing Activities	(12,357,286)	(11,329,412)	(2,792,194)

Cash flows from financing activities:
Proceeds from exercise of stock options	10,007,174	2,501,156	1,942,540
Payments to acquire treasury stock	(3,273,661)	(2,147,233)	(1,918,155)
Tax benefit from stock option exercises	5,070,031	45,895	-

Net cash provided by financing activities	11,803,544	399,818	24,385

Effect of exchange rate changes	79,543	74,847	(405,468)

Net increase (decrease) in cash and cash equivalents	16,114,340	(2,691,964)	3,312,400

Cash and cash equivalents, beginning of year	16,105,009	18,796,973	15,484,573

Cash and cash equivalents, end of year	$32,219,349	$16,105,009	$18,796,973

Cash paid for income taxes	$273,631	$79,501	$21,583

The Company did not pay any interest for the three years ended December 31, 2007.

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, share-based payment compensation and deferred income taxes. Actual results could differ from those estimates.

(d)	Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents, consisting of money market funds and commercial paper, amounted to approximately $21.3 million and $11.5 million at December 31, 2007 and 2006, respectively.  Marketable securities at December 31, 2007 and 2006 amounted to $30.7 million and $24.9 million, respectively, and consisted of corporate bonds, government securities and certificate of deposits, which are classified as available for sale, and accordingly, unrealized gains and losses on marketable securities are reflected as a component of accumulated other comprehensive loss in stockholders’ equity.

(e)	Revenue Recognition

The Company recognizes revenue from software licenses in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and related interpretations to determine the recognition of revenue. Accordingly, revenue for software licenses is recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable and the software is delivered and collection of the resulting receivable is deemed probable. Software delivered to a customer on a trial basis is not recognized as revenue until a permanent key code is delivered to the customer. Reseller customers typically send the Company a purchase order only when they have an end user identified. When a customer licenses software together with the purchase of maintenance, the Company allocates a portion of the fee to maintenance for its fair value. Software maintenance fees are deferred and recognized as revenue ratably over the term of the contract. The long-term portion of deferred revenue relates to maintenance contracts with terms in excess of one year. The cost of providing technical support is included in cost of maintenance, software service and other revenues. The Company provides an allowance for software product returns as a reduction of revenue, based upon historical experience and known or expected trends.

Revenues associated with software implementation and software engineering services are recognized as the services are performed.  Costs of providing these services are included in cost of revenues.

The Company has entered into various distribution, licensing and joint promotion agreements with OEMs and distributors, whereby the Company has provided to the reseller a non-exclusive software license to install the Company’s software on certain hardware or to resell the Company’s software in exchange for payments based on the products distributed by the OEM or distributor.  Nonrefundable advances and engineering fees received by the Company from an OEM are recorded as deferred revenue and recognized as revenue when related software engineering services, if any, are complete and the software product master is delivered and accepted.

The Company has transactions in which it purchases hardware and bundles this hardware with the Company’s software and sells the bundled solution to its customer. Since the software is not essential for the functionality of the equipment included in the Company’s bundled solutions, and both the hardware and software have stand alone value to the customer, a portion of the contractual fees is recognized as revenue when the software or hardware is delivered based on the relative fair value(s) of the delivered element(s).

(f)	Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

(g)	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Consistent with Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill, but instead tests the balance for impairment annually on December 31st of each year, and more frequently if events or changes in circumstances indicate that goodwill may be impaired.  Identifiable intangible assets are amortized over a three-year period using the straight-line method. Amortization expense was $229,808, $182,777 and $216,997 for 2007, 2006 and 2005, respectively.  The gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2007 and December 31, 2006 are as follows:

	December 31, 2007	December 31, 2006

Patents:
Gross carrying amount	$1,289,494	$1,023,093
Accumulated amortization	(845,585)	(615,777)

Net carrying amount	$443,909	$407,316

(h)	Software Development Costs and Purchased Software Technology

In accordance with the provisions of SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of straight line over three years or the ratio of current revenue of the related products to total current and anticipated future revenue of these products.

Purchased software technology of $246,017 and $183,578, net of accumulated amortization of $5,131,414 and $5,008,853, is included in other assets in the balance sheets as of December 31, 2007 and December 31, 2006, respectively. Amortization expense was $122,560, $362,159 and $781,500 for the years ended December 31, 2007, 2006 and 2005, respectively. Amortization of purchased software technology is recorded at the greater of the straight line basis over the products estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

As of December 31, 2007, amortization expense for existing identifiable intangible assets and purchased software technology is expected to be $376,445, $227,190, and $86,291 for the years ended December 31, 2008, 2009 and 2010, respectively.  Such assets will be fully amortized at December 31, 2010.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 is an interpretation of SFAS Statement No. 109, Accounting for Income Taxes, and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures. The adoption of FIN 48 did not result in any adjustment to the recognized benefits from the Company’s uncertain tax positions. See footnote No. 5 Income Taxes for additional information.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of SFAS No. 123(R), share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period) for awards expected to vest. The Company adopted SFAS No. 123(R) using the modified prospective method and, as a result, periods prior to January 1, 2006 have not been restated. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The fair value of stock awards is determined based on the number of shares granted and the quoted price of the Company’s common stock. Such value is recognized as expense over the service period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from the Company’s current estimates. Stock option exercises and restricted stock awards are expected to be fulfilled with new shares of common stock.

The Company accounts for stock option grants to non-employees in accordance with SFAS No. 123(R), and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

Prior to the adoption of SFAS No. 123 (R), the Company accounted for stock-based compensation using the intrinsic-value based method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided applicable pro-forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, prior to 2006, the Company recorded employee stock-based compensation expense only if, on the date of grant, the market price of the underlying stock on the date of grant exceeded the exercise price.

(l)	Financial Instruments

As of December 31, 2007 and 2006, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments.

(m)	Foreign Currency

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period.  Unrealized gains and losses from the translation of foreign assets and liabilities are classified as a separate component of stockholders’ equity.  Realized gains and losses from foreign currency transactions are included in the statements of operations within interest and other income, net.  Such amounts have historically not been material.

(n)	Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents. Due to the net loss for the year ended December 31, 2006, all common stock equivalents for the period was excluded from diluted net loss per share. As of December 31, 2007, 2006 and 2005, potentially dilutive common stock equivalents included 6,454,969, 11,810,975, and 7,698,795 stock options and shares of restricted stock outstanding, respectively. As of December 31, 2006 and 2005, potentially dilutive common stock equivalents included 750,000 warrants outstanding.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computation:

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$12,741,856	49,420,848	$0.26	$(3,374,528)	48,044,946	$(0.07)	$2,293,107	47,662,446	$0.05

Effect of dilutive securities:
Stock Options and Restricted Stock		3,710,055			-			3,113,950

Diluted EPS	$12,741,856	53,130,903	$0.24	$(3,374,528)	48,044,946	$(0.07)	$2,293,107	50,776,396	$0.05

(o)	Comprehensive Income (Loss)

Comprehensive income (loss) includes: (i) the Company’s net income (loss), (ii) foreign currency translation adjustments, (iii) unrealized (gains)/losses on marketable securities, net of tax, and (iv) minimum pension liability adjustments, net of tax. pursuant to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (see Note 11 Employee Benefit Plans for further details.) As of December 31, 2007 and 2006, accumulated other comprehensive income (loss) was comprised of: (i) foreign currency translation adjustment losses of $362,006 and $363,163, respectively, (ii) unrealized (gains) losses on marketable securities of $(43,493) and $23,482, net of tax, respectively, and (iii) unrecognized pension adjustments of $203,407 and $87,482, net of tax, respectively.

(p)	Investments

As of December 31, 2007 and 2006, the Company maintained certain cost-method investments aggregating $1,116,457 and $317,406, respectively, which are included in “Other assets” in the accompanying consolidated balance sheets. During 2007, the Company recognized impairment charges related to certain of its cost-method investments of $124,038 as a result of other-than-temporary declines in market value related to certain of these investments. These charges are included in “Interest and other income” in the accompanying consolidated statements of operations.

During 2007, the Company made approximately $924,000 of various cost-method investments. Such investments included an $866,000 investment with the Institute of Computing Technology of the Chinese Academy of Science and other independent third parties to establish a newly formed company, Tianjin Zhongke Blue Whale Information Technology Co., Ltd. (“Blue Whale”), that will research, produce and market enterprise-class storage, archiving and compliance solutions domestically and internationally.  Additionally, during 2007, the Company entered into a license agreement with Blue Whale, which resulted in approximately $800,000 of revenue. The license agreement and the investment were separate arms-length transactions and were not made in contemplation of each other.  The Company evaluates its investments in accordance with the APB No. 18, The Equity Method of Accounting for Investments in Common Stock, (“APB 18”), and since each of its investments represents less than 20% of the enitity, and the Company does not have significant influence, the Company accounts for each under the cost-method of accounting.

(q)	New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, of the provisions of SFAS No. 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, to clarify the definition of fair value, establish a framework for measuring fair value and expand the disclosures on fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Adoption was originally required as of the beginning of the first fiscal year that begins after November 15, 2007. The FASB subsequently deferred the adoption of SFAS No. 157 for nonfinancial assets and liabilities to the fiscal year beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the provisions of SFAS No. 157 on its consolidated financial statements.

(r)	Reclassifications

Certain reclassifications have been made to the Company’s 2007 consolidated financial statements as discussed below:

The disclosure of the Company’s gross deferred tax assets and related valuation allowance as of December 31, 2006, decreased by approximately $47 million when compared to amounts previously disclosed. The decrease was attributable to updated assessments as to the Company’s ability to utilize or sustain such assets and the corresponding need for a related valuation allowance.

The Company reclassified the December 31, 2006 presentation of approximately $500,000 of amounts previously reported as marketable securities to cash and cash equivalents to conform to December 31, 2007 classifications of similar securities.

(2)  Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2007	2006
Computer hardware and software	$20,104,860	$14,845,319
Furniture and equipment	530,530	511,184
Leasehold improvements	1,158,173	812,586
Automobile	13,008	13,008
	21,806,571	16,182,097
Less accumulated depreciation	(13,861,313)	(10,221,780)
	$7,945,258	$5,960,317

Depreciation expense was $3,565,116, $3,071,018, and $2,452,737 in 2007, 2006, and 2005, respectively.

(3)  Marketable securities

The Company’s marketable securities consist of available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity.  Unrealized gains and losses are computed on the specific identification method. Realized gains, realized losses and declines in value judged to be other-than-temporary, are included in interest and other income, net. The cost of available-for-sale securities sold is based on the specific identification method and interest earned is included in interest and other income.

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2007, are as follows:

	Aggregate Fair Value	Cost Basis	Net Unrealized Gains / (loss)

Auction rate securities	$8,400,000	$8,400,000	$-
Government securities	16,336,408	16,237,759	98,649
Corporate bonds	4,948,671	4,936,117	12,554
Certificate of deposit	999,127	997,857	1,270
	$30,684,206	$30,571,733	$112,473

As of December 31, 2007 there are two corporate bonds that are in an immaterial unrealized loss position. Based on the credit ratings of these securities and the Company’s intent and ability to hold these securities for a period of time sufficient to recover the value of the investments, such unrealized losses have not been determined to be other-than-temporary.

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2006, are as follows:

	Aggregate Fair Value	Cost Basis	Net Unrealized Gain/ (losses)

Auction rate securities	$10,900,000	$10,900,000	$-
Government securities	12,457,124	12,479,272	(22,148)
Corporate bonds	997,455	998,789	(1,334)
Certificate of deposit	500,000	500,000	-
	$24,854,579	$24,878,061	$(23,482)

The cost basis and fair value of available-for-sale securities by contractual maturity as of December 31, 2007, were as follows:

		Fair
	Cost	Value

Due within one year	$29,384,212	$29,478,792
Due between one and two years	1,187,521	1,205,414
	$30,571,733	$30,684,206

(4) Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,	December 31,
	2007	2006

Accrued compensation	$3,398,783	$2,267,222
Accrued consulting and professional fees	746,799	606,702
Accrued marketing and promotion	127,852	220,419
Other accrued expenses	1,189,557	1,052,536
Accrued income taxes	371,251	247,376
Accrued other taxes	360,565	256,989
Accrued litigation settlement fee	-	1,100,000
Accrued hardware purchases	93,159	314,101
Accrued and deferred rent	423,265	440,191
	$6,711,231	$6,505,536

(5)  Income Taxes

Information pertaining to the Company’s income before income taxes and the applicable provision (benefit) for income taxes is as follows:

	2007	2006	2005

Income before income taxes:
Domestic income (loss)	$7,788,284	$(1,599,446)	$4,390,212
Foreign income (loss)	641,536	(1,456,609)	(1,978,355)
Total income before income taxes:	$8,429,820	$(3,056,055)	$2,411,857

Provision (benefit) for income taxes:

Current:
Federal	$4,421,578	$239,411	$55,887
State and local	802,074	22,862	1,113
Foreign	301,794	56,200	61,750
	5,525,446	318,473	118,750
Deferred:
Federal	(8,843,575)	-	-
State and local	(696,490)	-	-
Foreign	(297,417)	-	-
	(9,837,482)	-	-

Total provision (benefit) for income taxes:	$(4,312,036)	$318,473	$118,750

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	12/31/2007	12/31/2006

Deferred Tax Assets and Liabilities:
Allowance for receivables	$3,359,922	$2,258,062
Deferred revenue	1,499,332	1,056,016
Share-based compensation	2,497,682	1,529,144
Accrued expenses and other liabilities	397,283	418,356
Domestic net operating loss carryforwards	1,896,537	5,234,914
Foreign net operating loss carryforwards	1,123,200	1,484,416
Tax credit carryforwards	1,312,266	1,084,845
AMT tax credit carryforwards	287,922	222,684
Capital loss carryforwards	650,137	850,134
Fixed assets	100,522	(37,943)
Intangibles	259,602	189,889
Sub-total	13,384,405	14,290,517
Valuation Allowance	(3,607,301)	(14,290,517)
Net Deferred Tax Asset	$9,777,104	$-

For the year ended December 31, 2007, the Company’s deferred tax asset valuation allowance decreased by $10.7 million in response to positive evidence which developed during 2007 from the Company’s emergence from cumulative losses in recent years, and updated assessments as to the Company’s ability to realize benefits of its deferred tax assets, based primarily upon its expectations for future taxable income. The portion of the valuation allowance reduction that reduced the provision for income taxes for the year ended December 31, 2007 was $8.9 million. The remaining portion of the valuation allowance reduction related to the realization of excess share-based compensation deductions of $1.8 million was allocated to additional-paid-in-capital.

As of December 31, 2007, the deferred tax asset valuation allowance of $3.6 million relates to: (i) capital loss carry forwards of $0.7 million, (ii) net operating losses related to excess share-based compensation expense deductions of $1.9 million, (iii) foreign tax credits of $0.2 million, and (iv) certain foreign net operating losses of $0.8 million. If the remaining valuation allowance were to be reversed, approximately $1.9 million would be allocated to additional paid-in-capital as such amounts are attributable to the tax effects of excess compensation deductions from exercises of employee and consultant stock options. The remainder of the valuation allowance of approximately $1.7 million would reduce income tax expense.

The Company’s effective tax rate differs from the statutory federal income tax rate as follows:

	2007	2006	2005

Tax at Federal statutory rate	$2,950,437	$(1,066,688)	$820,031

Increase (reduction) in income taxes resulting from:
State and local taxes	461,823	62,711	885,733
Non-deductible expenses	169,310	355,144	302,207
Shared-based payment compensation	811,659	1,170,364	-
Net effect of foreign operations	154,888	36,279	128,150
Research and development credit	(227,421)	(568,520)	(433,013)
AMT tax	-	199,677	23,007
Change in tax rates	283,585	-	-
Increase (decrease) in valuation allowance	(8,916,317)	129,506	(1,607,365)

	$(4,312,036)	$318,473	$118,750

At December 31, 2007, the Company had approximately $5.1 million of federal net operating loss carryforwards, which are available to offset future taxable income. If not used, these carryforwards expire between 2023 through 2024.  The net operating loss carryforwards relate to excess compensation deductions from exercises of employee and consultant share-based payment deductions and as discussed above the resulting tax benefits of approximately $1.9 million will be credited to additional-paid-in-capital when realized.

The Company adopted the provisions of FIN 48 on January 1, 2007.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$4,399,914
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	—
Increases in tax positions for current year	—
Settlements	—
Lapse in statute of limitations	—
Balance at December 31, 2007	$4,399,914

The entire amount of unrecognized tax benefits if recognized would reduce our annual effective tax rate. As of January 1, 2007, the Company had approximately $22,193 of accrued interest and penalties and $39,898 as of December 31, 2007. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files in the U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. In addition to the US, the Company’s major taxing jurisdictions include Taiwan, France, Germany and Korea. There have not been any past examinations nor are there any current tax examinations in progress.

(6)  Stockholders’ Equity

In September 2003, the Company entered into a worldwide OEM agreement with a major Technology Company (the “Technology Company”), and granted to the Technology Company warrants to purchase 750,000 shares of the Company’s common stock with an exercise price of $6.18 per share. A portion of the warrants were to vest annually subject to the Technology Company’s achievement of pre-defined and mutually agreed upon sales objectives over a three-year period beginning June 1, 2004. As of June 1, 2007, none of the warrants had vested and the rights to exercise the warrants have expired.

(7)  Stock Repurchase Program

On October 25, 2001, the Company announced that its Board of Directors authorized the repurchase of up to two million shares of the Company’s outstanding common stock. The repurchases may be made from time to time in open market transactions in such amounts as determined at the discretion of the Company’s management. The terms of the stock repurchases will be determined by management based on market conditions. During the year ended December 31, 2007, the Company repurchased 318,900 shares of its common stock in open market purchases for a total cost of $3,273,661. During the year ended December 31, 2006, the Company repurchased 315,600 shares of its common stock in open market purchases for a total cost of $2,147,233.  As of December 31, 2007, the Company had repurchased a total of 1,184,100 shares of its common stock at an aggregate purchase price of $9,053,824, and had the ability to repurchase an additional 815,900 shares of its common stock under the original October 2001 authorization.

On February 6, 2008, the Company’s Board of Directors increased the authorization from two million to five million shares of the Company’s outstanding common stock. The repurchases may be made from time to time in open market transactions in such amounts as determined at the discretion of the Company’s management. The terms of the stock repurchases will be determined by management based on market conditions.

(8)  Share-Based Payment Arrangements

As of May 1, 2000, the Company adopted the FalconStor Software, Inc. 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan is administered by the Board of Directors and, as amended, provides for the grant of options to purchase up to 14,162,296 shares of Company common stock to employees, consultants and non-employee directors. Options may be incentive (“ISO”) or non-qualified. ISOs granted must have exercise prices at least equal to the fair value of the common stock on the date of grant, and have terms not greater than ten years, except those to an employee who owns stock with greater than 10% of the voting power of all classes of stock of the Company, in which case they must have an option price at least 110% of the fair value of the stock, and expire no later than five years from the date of grant. Non-qualified options granted must have exercise prices not less than eighty percent of the fair value of the common stock on the date of grant, and have terms not greater than ten years. All options granted under the 2000 Plan must be granted before May 1, 2010. As of December 31, 2007, 328,320 shares were available for grant under the 2000 Plan.

On May 14, 2004, the Company adopted the FalconStor Software, Inc. 2004 Outside Directors Stock Option Plan (the “2004 Plan”). The 2004 Plan is administered by the Board of Directors and provides for the granting of options to non-employee directors of the Company to purchase up to 300,000 shares of Company common stock. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. All options granted under the 2004 Plan must be granted within three years of the adoption of the 2004 Plan. No additional options are available for grant under the 2004 Plan.

On May 17, 2006, the Company adopted the FalconStor Software, Inc. 2006 Incentive Stock Plan (the “2006 Plan”).  The 2006 Plan was amended on May 8, 2007. The 2006 Plan is administered by the Board of Directors and provides for the grant of incentive and nonqualified stock options, and restricted stock, to employees, officers, consultants and advisors of the Company.  The number of shares available for grant or issuance under the 2006 Plan, as amended, is determined as follows:  If, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock to which options may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2007, the total number of outstanding shares of the Company’s common stock totaled 49,615,610. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 2,170,731 shares to 2,480,781 shares available for issuance as of July 1, 2007. As of December 31, 2007, 1,293,206 shares were available for grant under the 2006 Plan. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of not greater than ten years. All options and shares of restricted stock granted under the 2006 Plan must be granted within ten years of the adoption of the 2006 Plan.

On May 8, 2007, the Company adopted the FalconStor Software, Inc. 2007 Outside Directors Equity Compensation Plan (the “2007 Plan”). The 2007 Plan is administered by the Board of Directors and provides for the issuance of up to 300,000 shares of Company common stock upon the vesting of options or upon the grant of shares with such restrictions as determined by the Board of Directors to the non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. Shares of restricted stock have the terms and conditions set by the Board of Directors and are forfeitable until the terms of the grant have been satisfied. As of December 31, 2007, 235,000 shares were available for grant under the 2007 Plan.

A summary of the Company’s stock option activity for 2007 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2006	10,835,975	$5.62

Granted	1,523,500	$12.42
Exercised	(2,179,379)	$4.59
Canceled / Forfeited	(512,722)	$8.44

Options Outstanding at December 31, 2007	9,667,374	$6.79	6.27	$45,799,379

Options Exercisable at December 31, 2007	6,770,088	$5.47	5.19	$39,209,239

Options Expected to Vest at December 31, 2007	2,271,730	$9.81	8.74	$3,294,009

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the years ended December 31, 2007, 2006 and 2005 was $10,007,174, $2,501,156 and $1,942,540, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $15,166,216, $2,697,850 and $2,804,738, respectively.

The Company realized share-based compensation expense for awards issued under the Company’s stock option plans in the following line items in the consolidated statement of operations:

	Year Ended December 31,	Year Ended December 31,
	2007	2006
Cost of maintenance, software services and other revenue	$1,034,424	$1,342,970
Software development costs	3,279,065	4,331,902
Selling and marketing	2,615,503	2,803,585
General and administrative	1,008,531	914,697

	$7,937,523	$9,393,154

The Company recognized approximately $1,025,000 of tax benefits related to share-based compensation expense during the year ended December 31, 2007.  The Company did not recognize any tax benefits related to share-based compensation expense in 2006.

In 2006, pursuant to the 2006 Plan, the Company granted options to purchase 25,000 shares of common stock to certain non-employee consultants in exchange for professional services. The fair value of each option award is determined using the Black-Scholes method as of each balance sheet date, and is being expensed over its respective period of services to be provided. As of December 31, 2007, the cumulative expense for these grants totaled $93,094, of which $75,180 and $17,914 were recognized during the years ended December 31, 2007 and 2006, respectively.

In 2007, pursuant to the 2006 Plan, the Company granted options to purchase 6,000 shares of common stock to certain non-employee consultants in exchange for professional services and granted 11,000 shares of restricted stock to certain other non-employee consultants in exchange for professional services. The fair value of the option award is determined using the Black-Scholes method as of each balance sheet date, and is being expensed over its respective period of service to be provided. The fair value of the restricted stock award is being expensed at the fair value per share as of each balance sheet date, or $11.26 per share over its respective period of service to be provided. As of December 31, 2007, the cumulative expense recognized for these grants totaled $134,039.

A summary of the Company’s restricted stock activity for 2007 is as follows:

Number of Restrcited
Stock Awards

Non-Vested at December 31, 2006	225,000

Granted	373,000
Vested	(75,350)
Canceled	(25,000)

Non-Vested at December 31, 2007	497,650

The Company began issuing restricted stock in 2006. During 2006, the Company granted 225,000 shares of restricted stock to certain officers and employees at an average fair value per share at date of grant of $7.06 per share. During 2007, the Company granted a total of 373,000 shares of restricted stock at various times to certain outside directors, officers, employees and non-employee consultants. The fair value of the restricted stock awards are being expensed at the fair value per share at date of grant as follows; (i) 26,500 shares of restricted stock at $11.10 per share, (ii) 287,000 shares of restricted stock at $9.87, (iii) 10,000 shares of restricted stock at $13.47 per share, and (iv) 49,500 shares of restricted stock at $15.30 per share. As of December 31, 2007, an aggregate of 598,000 shares of restricted stock have been issued, of which, 75,350 have vested and 25,000 have been canceled. As of December 31, 2006, 225,000 shares of restricted stock had been issued, of which none had vested or been forfeited.

           For periods prior to January 1, 2006, the Company recorded compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB No. 25, Accounting for Stock Issued to Employees. Since the exercise price for such options was equal to the fair market value of the Company’s stock at the date of grant, the stock options had no intrinsic value upon grant and, therefore, no expense was recorded in the consolidated statements of operations.

Pursuant to SFAS No. 123(R), had the compensation cost of the Company’s share-based payments been determined in accordance with SFAS No. 123, the Company’s pro forma net income and net income per share for the year ended December 31, 2005 would have been:

Year Ended December 31, 2005
Net Income as reported	$2,293,107
Add share-based payment compensation expense included in reported net income (loss), net of tax	$-
Deduct total share-based payment compensation expense determined under fair-value-based method, net of tax	$(8,565,701)
Net loss – pro forma	$(6,272,594)
Basic and diluted net income per common share-as reported	$0.05
Basic and diluted net loss per common share-pro forma	$(0.13)

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

The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The Company believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of the Company’s share-based payments granted during the years ended December 31, 2007 and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of share-based payments granted during the years ended December 31, 2007, 2006 and 2005 was $7.79, $4.32 and $4.52, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of share-based payment grants in the respective periods are listed in the table below:

	Years ended December 31,
	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected volatility	54 - 57%	57 - 60%	61 – 65%
Risk-free interest rate	3.4 -5.0%	4.4 – 5.1%	3.7 – 4.6%
Expected term (years)	6	6	6
Discount for post-vesting restrictions	N/A	N/A	N/A

Options granted to officers, employees and directors during fiscal 2007 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period of three years. The Company adjusts share-based compensation expense on a quarterly basis for changes to its estimate of expected forfeitures based on its review of recent forfeiture activity and expected future employee turnover.  The Company’s expected forfeiture rates were estimated for three groups; officers, employees and directors. Based on each respective group’s historical vesting experience and expected trends, the estimated forfeiture rate for officers, employees and directors was 11%, 24% and 9%, respectively.

Options granted to officers, employees and directors during fiscal 2006 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period of three years.  Based on each respective group’s historical vesting experience and expected trends, the estimated forfeiture rate for officers, employees and directors, as adjusted, was 11%, 24% and 9%, respectively. All options granted through December 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, generally a vesting period of three years and an estimated forfeiture rate of ranging from 5% - 15%.

Options granted to non-employee consultants have exercise prices equal to the fair market value of the stock on the date of grant and contractual term of ten years. Restricted stock awards granted to non-employee consultants have a contractual term equal to the lapse of restriction(s) of each specific award. Vesting periods for both options granted and restricted stock awarded to non-employee consultants range from one month to three years depending on the respective service requirements.

The Company estimates expected volatility based primarily on historical daily volatility of the Company’s stock and other factors, if applicable. The risk-free interest rate is based on the United States treasury yield curve in effect at the time of grant. The expected option term is the number of years that the Company estimates that options will be outstanding prior to exercise. The expected term of the awards issued after December 31, 2005 was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107.

As of December 31, 2007, there was approximately $15,234,191 of total unrecognized compensation cost related to the Company’s unvested stock options and restricted stock awards granted under the Company’s stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.85 years.

As of December 31, 2007, the Company has 12,021,550 shares of common stock reserved for issuance upon the exercise of options and restricted stock.

(9) Litigation Settlement Charges

In January 2007, we resolved claims brought against us by two former shareholders of IP Metrics, Inc. (“IP Metrics”). When we purchased IP Metrics in July 2002, part of the contractual consideration was payments to be made in 2003 and 2004 to the former IP Metrics shareholders based on sales of IP Metrics products, and/or payments to be made if certain events occurred. We made payments to all four former shareholders in 2003 and 2004. Two of the former shareholders alleged that they were entitled to additional payments based on the alleged occurrence of certain contingent events and they brought an action against us. This action was resolved in January 2007 without any admission of liability, by the payment of an additional $0.8 million to the two former shareholders. This amount was recorded as an operating expense as of December 31, 2006. All claims in the lawsuit have now been dismissed.

(10) Commitments and Contingencies

The Company has an operating lease covering its primary office facility that expires in February 2012. The Company also has several operating leases related to offices in foreign countries.  The expiration dates for these leases range from 2007 through 2015. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2007:

Year ending December 31,

2008	$2,265,049
2009	2,093,737
2010	1,654,598
2011	1,394,365
2012	376,883
Thereafter	419,133
$8,203,765

These leases require the Company to pay its proportionate share of real estate taxes and other common charges.  Total rent expense for operating leases was $2,177,927, $1,945,991, and $1,461,051 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. To date, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company.  Such indemnification provisions are accounted for in accordance with SFAS No. 5. As of December 31, 2007, there are no claims outstanding under such indemnification provisions.

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

In November 2005, the Company entered into a second Amended and Restated Employment Agreement (“Amended Employment Agreement”) with ReiJane Huai. Pursuant to the Amended Employment Agreement, the Company agreed to employ Mr. Huai as President and Chief Executive Officer of the Company until December 31, 2007, at an annual salary of $275,000. The Amended Employment Agreement also provides for the payment of annual bonuses to Mr. Huai based on the Company’s operating income (as defined in the employment agreement) and for certain other contingent benefits set forth in the Amended Employment Agreement.

On December 31, 2007, the Company entered into an Employment Agreement (“Employment Agreement”) with ReiJane Huai. Pursuant to the Employment Agreement, the Company agreed to employ Mr. Huai as President and Chief Executive Officer of the Company effective January 1, 2008 through December 31, 2010, at annual salaries of $310,000, $341,000 and $375,100 for calendar years 2008, 2009 and 2010, respectively. The Employment Agreement also provides for the payment of annual bonuses to Mr. Huai, in the form of shares of the Company’s restricted stock, based on the Company’s operating income (as defined in the Employment Agreement) and for certain other contingent benefits set forth in the Employment Agreement.

On December 1, 2005, the Company adopted the 2005 FalconStor Software, Inc., Key Executive Severance Protection Plan, as amended (“Severance Plan”). Pursuant to the Severance Plan, the Company’s Chief Executive Officer, Chief Financial Officer and certain other key executives are entitled to receive certain contingent benefits, as set forth in the Severance Plan, including lump sum payments and acceleration of stock option vesting, each in certain circumstances.

(11) Employee Benefit Plans

Defined Contribution Plan

Effective July 2002, the Company established a voluntary savings and defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. Employees are 100% vested in their own contributions. For the years ended December 31, 2007, 2006 and 2005, the Company did not make any contributions to the Plan.

Defined Benefit Plan

The Company has a defined benefit plan covering employees in Taiwan. On December 31, 2006, the Company adopted the provisions of SFAS No. 158, which required the Company to recognize the funded status of its defined benefit plan in the accompanying consolidated balance sheet at December 31, 2006, with the corresponding adjustment to accumulated other comprehensive income, net of tax. Therefore, as a result of adopting the provisions of SFAS No. 158, the Company increased other non-current liabilities and accumulated other comprehensive income by $87,482 as of December 31, 2006.

At December 31, 2007 and 2006, $203,407 and $87,482, respectively, is included in accumulated other comprehensive income for amounts that have not yet been recognized in net periodic pension cost. These amounts include the following: unrecognized transition obligation of $57,985 and $63,120 at December 31, 2007 and 2006, respectively, and unrecognized actuarial losses of $145,422 and $24,362 at December 31, 2007 and 2006, respectively. During 2007, the total amount recorded in other comprehensive income related to the pension plan was $115,925 (net of tax), which consisted of an actuarial loss of $121,138 and the recognition of $5,213 of transition obligations recognized during 2007 as a component of net periodic pension cost.  The transition obligation and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost for the year ended December 31, 2008, is $5,213 and $8,897, respectively.

Pension information for the years ended December 31, 2007 and 2006, is as follows:

	2007	2006

Accumulated benefit obligation	$132,231	$108,418

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	157,122	120,457
Interest cost	4,282	4,216
Actuarial (gain)/loss	119,971	31,320
Benefits paid	-	-
Service cost	1,570	1,129
Currency translation and other	1,741	-
Projected benefit obligation at end of year	$284,686	$157,122

Changes in plan assets:
Fair value of plan assets at beginning of year	19,571	5,780
Actual return on plan assets	329	28
Benefits paid	-	-
Employer contributions	13,495	13,763
Currency translation and other	197	-

Fair value of plan assets at end of year	$33,592	$19,571

Funded status	$251,094	$137,551

Components of net periodic pension cost:
Interest cost	$4,282	$4,253
Expected return on plan assets	(533)	204
Amortization of net loss	5,947	5,306
Service cost	1,570	1,139

Net periodic pension cost	$11,266	$10,902

The company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Company contributions of approximately $14,000 are expected to be made during 2008. Benefit payments of approximately $190,000 are expected to be paid in 2013 through 2017.

The Company utilized the following assumptions in computing the benefit obligation at December 31, 2007 and 2006 as follows:

	December 31, 2007	December 31, 2006

Discount Rate	2.75%	2.75%

Rate of increase in compensation levels	4.37%	2.00%

Expected long-term rate of return on plan assets	2.75%	2.75%

(12) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the years ended December 31, 2007, 2006 and 2005, and the location of long-lived assets as of December 31, 2007, 2006 and 2005, are summarized as follows:

	2007	2006	2005
Revenues:
United States	$51,078,007	$37,461,247	$28,300,822
Asia	12,329,395	8,352,382	6,535,128
Other international	13,991,820	9,252,399	6,128,153
Total revenues	$77,399,222	$55,066,028	$40,964,103

Long-lived assets (includes all non-current assets):
United States	$18,483,890	$10,113,633	$9,716,031
Asia	1,720,098	1,498,534	1,320,865
Other international	499,632	279,695	207,098
Total long-lived assets	$20,703,620	$11,891,862	$11,243,994

For the year ended December 31, 2007, the Company had two customers that together accounted for a total of 38% of revenues. For the year ended December 31, 2006, the Company had one customer that accounted for a total of 27% of revenues. For the year ended December 31, 2005, the Company had two customers that together accounted for a total of 31% of revenues. As of December 31, 2007, the Company had one customer with an accounts receivable balance greater than 10%, which totaled 17% of the gross accounts receivable balance. As of December 31, 2006, the Company had one customer with an accounts receivable balance greater than 10% of gross accounts receivable, which represented 21% of the gross accounts receivable balance.

(13) Valuation and Qualifying Accounts – Allowance for Returns and Doubtful Accounts

Period Ended	Balance at Beginning of Period	Additions charged to Expense	Deductions	Balance at End of Period

December 31, 2007	$6,016,298	$5,041,216	$2,276,634	$8,780,880
December 31, 2006	$3,846,882	$4,765,148	$2,595,732	$6,016,298
December 31, 2005	$2,551,616	$4,340,102	$3,044,836	$3,846,882

(14) Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2007 and 2006:

	Fiscal Quarter
	First	Second	Third	Fourth
2007
Revenue	$16,340,678	$17,750,544	$18,527,537	$24,780,463
Net income (loss)	$(554,575)	$1,379,568	$6,260,286	$5,656,577
Basic net income (loss) per share	$(0.01)	$0.03	$0.13	$0.11
Diluted net income (loss) per share	$(0.01)	$0.03	$0.12	$0.10
Basic weighted average common shares outstanding	48,594,410	49,378,812	49,686,430	50,005,315
Diluted weighted average common shares outstanding	48,594,410	53,007,181	53,482,577	54,283,386

2006
Revenue	$9,208,320	$12,668,227	$12,966,111	$20,223,370
Net income (loss)	$(3,636,886)	$(1,304,795)	$(1,258,371)	$2,825,524
Basic net income (loss) per share	$(0.08)	$(0.03)	$(0.03)	$0.06
Diluted net income (loss) per share	$(0.08)	$(0.03)	$(0.03)	$0.06
Basic weighted average common shares outstanding	48,006,309	48,047,291	47,990,558	48,134,809
Diluted weighted average common shares outstanding	48,006,309	48,047,291	47,990,558	50,370,514

The sum of the quarterly net loss per share amounts do not necessarily equal the annual amount reported, as per share amounts are computed independently for each quarter and the annual period based on the weighted average common shares outstanding in each period.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Disclosure Controls and Procedures
The Company maintains “disclosure controls and procedures,” as such term is defined in Rules 13a-15e and 15d-15e of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in its reports, pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. In designing and evaluating the disclosure controls and procedures, management has recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

The Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal finance officer and principal accounting officer) have evaluated the effectiveness of its “disclosure controls and procedures” as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company; as such term is defined in Rules 13a-15(f). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company’s management uses the Integrated Framework adopted by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, using the COSO framework. The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

Item 9B.     Other Information

     Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information called for by Part III, Item 10, regarding the Registrant’s directors will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2008, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Election of Directors”, “Management”, “Executive Compensation”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2007, our year-end.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2008, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, Compensation Committee Report” and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2007, our year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 5 and is incorporated herein by reference. All other information called for by Part III, Item 12, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2008, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Beneficial Ownership of Shares.” The Proxy Statement will be filed within 120 days of December 31, 2007, our year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding our relationships and related transactions will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2008, and is incorporated by reference. The information appears in the Proxy Statement under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed within 120 days of December 31, 2007, our year-end.

Item 14.	Principal Accountant Fees and Services

Information called for by Part III, Item 14, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2008, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Principal Accountant Fees and Services.” The Proxy Statement will be filed within 120 days of December 31, 2007, our year-end.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

The information required by subsections (a)(1) and (a)(2) of this item are included in the response to Item 8 of Part II of this annual report on Form 10-K.

(b)	Exhibits

2.1
Agreement and Plan of Merger and Reorganization, dated as of May 4, 2001, among FalconStor, Inc., Network Peripherals Inc., and Empire Acquisition Corp, incorporated herein by reference to Annex A to the Registrant’s joint proxy/prospectus on Form S-4, filed May 11, 2001.

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (File no. 33-79350), filed on April 28, 1994.

3.2	Bylaws, incorporated herein by reference to Exhibit 3.2 to the Registrant’s quarterly report on form 10-Q for the period ended March 31, 2000, filed on May 10, 2000.

3.3
Certificate of Amendment to the Certificate of Incorporation, incorporated herein by reference to Exhibit 3.3 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1998, filed on March 22, 1999.

3.4
Certificate of Amendment to the Certificate of Incorporation, incorporated herein by reference to Exhibit 3.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, filed on March 27, 2002.

3.5
Amendment to By-Laws of FalconStor Software, Inc., dated August 6, 2007, incorporated herein by reference to Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2007, filed on August 8, 2007.

4.1	2000 Stock Option Plan, incorporated herein by reference to Exhibit 4.1 of the Registrant’s registration statement on Form S-8, filed on September 21, 2001.

4.2
2000 Stock Option Plan, as amended May 15, 2003, incorporated herein by reference to Exhibit 99 to the Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2003, filed on August 14, 2003.

4.3
2000 Stock Option Plan, as amended May 14, 2004, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005.

4.4
1994 Outside Directors Stock Plan, as amended May 17, 2002 incorporated herein by reference to Exhibit 4.2 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2002, filed on March 17, 2003.

4.5	2004 Outside Directors Stock Option Plan, incorporated herein by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005.

4.6
Amended and Restated 2006 Incentive Stock Plan incorporated herein by reference to Exhibit 4.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007 , filed on May 9, 2007.

4.7
2007 Outside Directors Equity Compensation Plan incorporated herein by reference to Exhibit 4.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007.

10.1	dated August 2003, incorporated herein by reference to Exhibit 99.1 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2003, filed on November 14, 2003.

10.2
Employment Agreement dated December 31, 2007 between Registrant and ReiJane Huai, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated December 31, 2007.

10.3
FalconStor Software, Inc., 2005 Key Executive Severance Protection Plan, as amended August 6, 2007, incorporated herein by reference to Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2007, filed on August 8, 2007.

10.4
Amended and Restated FalconStor Software, Inc., 2005 Key Executive Severance Protection Plan, incorporated herein by reference to Exhibit 10.3 to Registrant’s annual report on Form 10-K for the year ended December 31, 2005, filed on March 15, 2006.

21.1	Subsidiaries of Registrant – FalconStor, Inc., FalconStor AC, Inc., FalconStor Software (Korea), Inc.

23.1	*Consent of KPMG LLP

31.1	*Certification of the Chief Executive Officer

31.2	*Certification of the Chief Financial Officer

32.1	*Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	*Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*- filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Melville, State of New York on March 12, 2008.

FALCONSTOR SOFTWARE, INC.

By:	/s/ ReiJane Huai	Date: March 12, 2008
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

By:	/s/ ReiJane Huai	March 12, 2008
	ReiJane Huai, President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Date

By:	/s/ James Weber	March 12, 2008
	James Weber, Chief Financial Officer, Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	Date

By:	/s/ Steven L. Bock	March 12, 2008
	Steven L. Bock, Director	Date

By:	/s/ Patrick B. Carney	March 12, 2008
	Patrick B. Carney, Director	Date

By:	/s/ Lawrence S. Dolin	March 12, 2008
	Lawrence S. Dolin, Director	Date

By:	/s/ Steven R. Fischer	March 12, 2008
	Steven R. Fischer, Director	Date

By:	/s/ Alan W. Kaufman	March 12, 2008
	Alan W. Kaufman, Director	Date