Form 10-Q
period 2008-03-31
FALCONSTOR SOFTWARE INC
filed 2008-05-09
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 0-23970

FALCONSTOR SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0216135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Huntington Quadrangle Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

631-777-5188
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The number of shares of Common Stock issued and outstanding as of May 2, 2008 was 51,394,961 and 48,250,861.

INDEX

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

INDEX

PART I.  FINANCIAL INFORMATION
Item 1.                      Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$32,402,875	$32,219,349
Marketable securities	23,068,694	30,684,206
Accounts receivable, net of allowances of $8,577,847 and $8,780,880, respectively	22,338,128	26,141,636
Prepaid expenses and other current assets	2,035,214	1,625,417
Deferred tax assets, net	3,807,325	3,807,325

Total current assets	83,652,236	94,477,933

Property and equipment, net of accumulated depreciation of $15,005,202 and $13,861,313, respectively	8,169,295	7,945,258
Long-term marketable securities	1,320,585	-
Deferred tax assets, net	5,988,364	5,969,778
Other assets, net	2,766,016	2,831,878
Goodwill	3,512,796	3,512,796
Other intangible assets, net	431,079	443,909

Total assets	$105,840,371	$115,181,552

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,440,993	$1,779,720
Accrued expenses	6,493,125	6,711,231
Deferred revenue, net	14,842,972	14,142,145

Total current liabilities	22,777,090	22,633,096

Other long-term liabilities	250,352	251,094
Deferred revenue, net	5,004,295	4,818,985

Total liabilities	28,031,737	27,703,175

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 51,352,868 and 51,340,268 shares issued, respectively and 48,408,768 and 50,156,168 shares outstanding, respectively	51,353	51,340
Additional paid-in capital	125,521,541	122,294,782
Accumulated deficit	(23,958,244)	(25,292,001)
Common stock held in treasury, at cost (2,944,100 and 1,184,100 shares, respectively)	(23,530,701)	(9,053,824)
Accumulated other comprehensive loss, net	(275,315)	(521,920)

Total stockholders' equity	77,808,634	87,478,377
Total liabilities and stockholders' equity	$105,840,371	$115,181,552

See accompanying notes to unaudited condensed consolidated financial statements.

INDEX

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Revenues:
Software licence revenue	$15,318,919	$10,437,505
Maintenance revenue	5,114,247	4,333,539
Software services and other revenue	1,373,494	1,569,634
	21,806,660	16,340,678

Operating expenses:
Cost of maintenance, software services and other revenue	3,314,488	2,769,824
Software development costs	5,878,785	5,516,185
Selling and marketing	8,958,751	6,968,751
General and administrative	1,901,221	1,937,780
	20,053,245	17,192,540
Operating income (loss)	1,753,415	(851,862)

Interest and other income, net	559,261	499,371

Income (loss) before income taxes	2,312,676	(352,491)

Provision for income taxes	978,919	202,084

Net income (loss)	$1,333,757	$(554,575)

Basic net income (loss) per share	$0.03	$(0.01)
Diluted net income (loss) per share	$0.03	$(0.01)

Basic weighted average common shares outstanding	49,590,008	48,594,410
Diluted weighted average common shares outstanding	51,690,245	48,594,410

See accompanying notes to unaudited condensed consolidated financial statements.

INDEX

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$1,333,757	$(554,575)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,135,532	878,940
Share-based payment compensation	2,247,242	2,169,236
Non-cash professional services expenses	92,404	20,849
Tax benefit from stock option exercises	(955,860)	-
Provision for returns and doubtful accounts	1,051,587	1,192,345
Deferred income taxes	978,919	-
Changes in operating assets and liabilities:
Accounts receivable	2,756,714	3,375,343
Prepaid expenses and other current assets	(392,660)	(191,391)
Other assets	170,509	45,278
Accounts payable	(351,962)	(30,299)
Accrued expenses	(443,984)	(1,251,837)
Deferred revenue	880,512	2,638,305

Net cash provided by operating activities	8,502,710	8,292,194

Cash flows from investing activities:
Sale of marketable securities	34,730,999	20,046,190
Purchase of marketable securities	(28,540,184)	(26,840,353)
Purchase of property and equipment	(1,188,953)	(1,039,456)
Security deposits	(17,000)	-
Purchase of intangible assets	(51,339)	(51,626)

Net cash provided by (used in) investing activities	4,933,523	(7,885,245)

Cash flows from financing activities:
Payments to acquire treasury stock	(14,476,877)	-
Proceeds from exercise of stock options	-	4,127,801
Tax benefit from stock option exercises	955,860	-

Net cash (used in) provided by financing activities	(13,521,017)	4,127,801

Effect of exchange rate changes on cash and cash equivalents	268,310	(26,754)

Net increase in cash and cash equivalents	183,526	4,507,996

Cash and cash equivalents, beginning of period	32,219,349	16,105,009

Cash and cash equivalents, end of period	$32,402,875	$20,613,005

Cash paid for income taxes	$202,817	$241,311

The Company did not pay any interest for the three months ended March 31, 2008 and 2007.

See accompanying notes to unaudited condensed consolidated financial statements.

INDEX

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

(c)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s more significant estimates include those related to revenue recognition, accounts receivable allowances, deferred income taxes and accounting for share-based compensation expense. Actual results could differ from those estimates.

(d)  Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2008, and the results of its operations for the three months ended March 31, 2008 and 2007. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

(e)  Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 2008 and December 31, 2007, the Company’s cash equivalents consisted of money market funds and commercial paper, and are recorded at fair value. At March 31, 2008, the fair value of the Company’s cash equivalents, as defined under Financial Accounting Standards Board “FASB” Statement of Financial Accounting Standards “SFAS”, No. 157, Fair Value Measurements, amounted to approximately $22.0 million. As of March 31, 2008 and December 31, 2007, the Company’s marketable securities consisted of corporate bonds, certificate of deposits, auction rate securities and government securities, and are recorded at fair value. As of March 31, 2008, the fair value of the Company’s marketable securities as defined under SFAS No. 157 was approximately $23.1 million. In addition, at March 31, 2008, the Company had an additional $1.3 million of long-term marketable securities that required a higher level of judgment to determine the fair value, as defined under SFAS No. 157. As of December 31, 2007, the Company’s cash equivalents amounted to approximately $21.3 million, and marketable securities amounted to approximately $30.7 million. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities are reflected as a component of accumulated other comprehensive loss in stockholders’ equity, net of tax.

INDEX

As of March 31, 2008, the Company had $1.5 million (at par value) of auction rate securities included within its portfolio of marketable securities. These auction rate notes are classified as available-for-sale, and accordingly, any unrealized gains and losses are reflected as a component of accumulated other comprehensive loss in stockholders’ equity, net of tax. During the three months ended March 31, 2008, the Company recorded approximately $179,000 of unrealized losses on these auction rate notes. The Company determined the decline in market value below cost to be temporary based upon the Company’s ability to retain the investment over a period of time, which would be sufficient to allow for any recovery in market value. Accordingly, based upon the Company’s intent and ability to retain these investments over a period of time believed to be sufficient to recover the value, it has classified the auction rate securities as long-term marketable securities on its consolidated balance sheet as of March 31, 2008. See Note (7) Fair Value Measurements for additional information.

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

For the three months ended March 31, 2008, the Company had two customers that together accounted for 38% of revenues, and two customers that together accounted for 24% of the accounts receivable balance at March 31, 2008. For the three months ended March 31, 2007, the Company had two customers that together accounted for 42% of revenues, and three customers that together accounted for 30% of the accounts receivable balance at March 31, 2007.

(g)  Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). Depreciation expense was $1,032,493 and $801,109 for the three months ended March 31, 2008 and 2007, respectively. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

INDEX

(h)  Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Consistent with SFAS No. 142, Goodwill and Other Intangible Assets, the Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company’s annual impairment assessment is performed as of December 31st of each year, and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Identifiable intangible assets are amortized over a three-year period using the straight-line method and recorded as part of general and administrative expenses.  Amortization expense was $64,169 and $54,355 for the three months ended March 31, 2008 and 2007, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007

Patents:

Gross carrying amount	$1,340,833	$1,289,494
Accumulated amortization	(909,754)	(845,585)
Net carrying amount	$431,079	$443,909

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

Purchased software technology of $207,148 and $246,017, net of accumulated amortization of $5,170,283 and $5,131,414, is included in other assets as of March 31, 2008 and December 31, 2007, respectively.  Amortization expense was $38,869 and $25,536 for the three months ended March 31, 2008 and 2007, respectively. Amortization of purchased software technology is recorded at the greater of the straight line basis over the products’ estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

(j)  Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In determining the period in which related tax benefits are realized for book purposes, excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of income tax expense in its condensed consolidated statements of operations.

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures. To date, no adjustments have been made to the recognized benefits from the Company’s uncertain tax positions. See Note (6) Income Taxes for additional information.

INDEX

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

(l)  Share-Based Payments

The Company accounts for stock-based awards under the provisions of SFAS No. 123(R), Share-Based Payment, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of SFAS No. 123(R), share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of estimated forfeitures. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Stock option exercises and restricted stock awards are expected to be fulfilled with new shares of common stock.

The Company accounts for stock option grants and grants of restricted shares of common stock to non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

(m)  Financial Instruments

As of March 31, 2008 and December 31, 2007, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments.

(n)  Foreign Currency

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period.  Unrealized gains and losses from the translation of foreign assets and liabilities are classified as a separate component of stockholders’ equity.  Realized gains and losses from foreign currency transactions are included in the condensed consolidated statements of operations within interest and other income, net.  Such amounts have historically not been material.

(o)  Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents. Due to the net loss for the three months ended March 31, 2007, all common stock equivalents were excluded from diluted net loss per share for the periods. As of March 31, 2008, potentially dilutive vested and unvested common stock equivalents included 9,065,012 stock option awards and restricted stock awards outstanding.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computation:

INDEX

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Net Income(Numerator)	Shares (Denominator)	Per Share Amount	Net Loss (Numerator)	Shares(Denominator)	Per Share Amount

Basic EPS	$1,333,757	49,590,008	$0.03	$(554,575)	48,594,410	$(0.01)
Effect of dilutive securities:
Stock options and restricted stock		2,100,237
Diluted EPS	$1,333,757	51,690,245	$0.03	$(554,575)	48,594,410	$(0.01)

(p)  Comprehensive Income (Loss)

Comprehensive income (loss) includes: (i) the Company’s net income (loss), (ii) foreign currency translation adjustments, (iii) unrealized (gains)/losses on marketable securities, net of tax, and (iv) minimum pension liability adjustments, net of tax, pursuant to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

The Company’s comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2008	2007

Net income (loss)	$1,333,757	$(554,575)
Other comprehensive income (loss):
Foreign currency translation gain (loss) adjustments	304,995	(41,212)
Unrealized gain (loss) on marketable securities, net of tax	(62,467)	23,896
Other comprehensive income	4,077	-
Other comprehensive income (loss)	246,605	(17,316)
Comprehensive income (loss)	$1,580,362	$(571,891)

(q)  Investments

As of March 31, 2008 and December 31, 2007, the Company maintained certain cost-method investments aggregating $1,116,457, respectively, which are included in “Other assets” in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2008 and 2007, the Company did not recognize any impairment charges related to any of its cost-method investments.

 (r)  New Accounting Pronouncements

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

INDEX

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), to partially defer SFAS No. 157, Fair Value Measurements. FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, SFAS No. 157 will have to nonfinancial assets and liabilities (principally goodwill and intangible assets) to the fiscal year beginning after November 15, 2008 on its consolidated financial statements.

(s)  Reclassifications

Certain reclassifications have been made to prior periods’ unaudited condensed consolidated financial statement presentations to conform to the current periods’ presentation.

(2) Share-Based Payment Arrangements

As of May 1, 2000, the Company adopted the FalconStor Software, Inc. 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan is administered by the Board of Directors and, as amended, provides for the grant of options to purchase up to 14,162,296 shares of Company common stock to employees, consultants and non-employee directors. Options may be incentive (“ISO”) or non-qualified. ISOs granted must have exercise prices at least equal to the fair value of the common stock on the date of grant, and have terms not greater than ten years, except those to an employee who owns stock with greater than 10% of the voting power of all classes of stock of the Company, in which case they must have an option price at least 110% of the fair value of the stock, and expire no later than five years from the date of grant. Non-qualified options granted must have exercise prices not less than eighty percent of the fair value of the common stock on the date of grant, and have terms not greater than ten years. All options granted under the 2000 Plan must be granted before May 1, 2010. As of March 31, 2008, 330,320 shares were available for grant under the 2000 Plan.

On May 14, 2004, the Company adopted the FalconStor Software, Inc. 2004 Outside Directors Stock Option Plan (the “2004 Plan”). The 2004 Plan is administered by the Board of Directors and provides for the granting of options to non-employee directors of the Company to purchase up to 300,000 shares of Company common stock. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. All options granted under the 2004 Plan must be granted within three years of the adoption of the 2004 Plan. As of March 31, 2008, 250,000 shares remain outstanding from the 2004 Plan and no additional options are available for grant under the 2004 Plan.

On May 17, 2006, the Company adopted the FalconStor Software, Inc. 2006 Incentive Stock Plan (the “2006 Plan”).  The 2006 Plan was amended on May 8, 2007 and May 8, 2008. The 2006 Plan is administered by the Board of Directors and provides for the grant of incentive and nonqualified stock options, and restricted stock, to employees, officers, consultants and advisors of the Company.  The number of shares available for grant or issuance under the 2006 Plan, as amended, is determined as follows:  If, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock to which options may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2007, the total number of outstanding shares of the Company’s common stock totaled 49,615,610. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 2,170,731 shares to 2,480,781 shares available for issuance as of July 1, 2007. As of March 31, 2008, 278,381 shares were available for grant under the 2006 Plan. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of not greater than ten years. All options and shares of restricted stock granted under the 2006 Plan must be granted within ten years of the adoption of the 2006 Plan.

INDEX

On May 8, 2007, the Company adopted the FalconStor Software, Inc. 2007 Outside Directors Equity Compensation Plan (the “2007 Plan”). The 2007 Plan was amended on May 8, 2008.  The 2007 Plan is administered by the Board of Directors and provides for the issuance of up to 300,000 shares of Company common stock upon the vesting of options or upon the grant of shares with such restrictions as determined by the Board of Directors to the non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. Shares of restricted stock have the terms and conditions set by the Board of Directors and are forfeitable until the terms of the grant have been satisfied. As of March 31, 2008, 235,000 shares were available for grant under the 2007 Plan.

The following table summarizes stock option activity during the three months ended March 31, 2008:

	Number of Options	Weighted Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options Outstanding at December 31, 2007	9,667,374	$6.79

Granted	808,900	$8.44
Exercised	-	-
Canceled	(162,875)	$8.56
Forfeited	(15,200)	$8.43

Options Outstanding at March 31, 2008	10,298,199	$6.88	6.27	$17,346,320

Options Exercisable at March 31, 2008	7,222,782	$5.64	5.07	$16,356,129

Stock option exercises are fulfilled with new shares of common stock. There were no stock option exercises during the three months ended March 31, 2008. The total cash received from stock option exercises for the three months ended March 31, 2007 was $4,127,802.  The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $6,309,312.

INDEX

The Company recognized share-based compensation expense for awards issued under the Company’s stock option plans in the following line items in the condensed consolidated statements of operations:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2008	2007

Cost of maintenance, software services and other revenue	$280,598	$284,849
Software development costs	849,598	923,656
Selling and marketing	994,949	718,917
General and administrative	214,501	262,663

	$2,339,646	$2,190,085

The Company began issuing restricted stock in 2006. During 2006, the Company granted 225,000 shares of restricted stock to certain officers and employees at an average fair value per share at date of grant of $7.06 per share. During 2007, the Company granted a total of 373,000 shares of restricted stock at various times to certain outside directors, officers, employees and non-employee consultants. The fair value of the restricted stock award grants are being expensed at either the fair value per share at date of grant (outside director, officers and employees) or at the fair value per share as of each reporting period (non-employee consultants) which range from $9.87 to $15.30 per share. During the three months ended March 31, 2008, the Company granted a total of 382,000 shares of restricted stock at various times to certain officers, employees and non-employee consultants. The fair value per share of the restricted stock award grants are being expensed at either the fair value per share at date of grant (outside director, officers and employees) or at the fair value per share as of each reporting period (non-employee consultants) which range from $7.14 to $9.29 per share.

As of March 31, 2008, an aggregate of 980,000 shares of restricted stock had been issued, of which, 87,950 had vested and 25,000 had been canceled. As of March 31, 2007, an aggregate of 225,000 shares of restricted stock had been issued, of which, none had vested or been cancelled.

The following table summarizes restricted stock activity during the three months ended March 31, 2008:

Number of Restrcited Stock Awards

Non-Vested at December 31, 2007	497,650

Granted	382,000
Vested	(12,600)
Canceled	-

Non-Vested at March 31, 2008	867,050

Options granted to officers, employees and directors during fiscal 2008, 2007 and 2006 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period generally of three years.  Based on each respective group’s historical vesting experience and expected trends, the estimated forfeiture rate for officers, employees and directors, as adjusted, was 11%, 24% and 9%, respectively. All options granted through December 31, 2005 had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, a vesting period of generally three years and an estimated forfeiture rate ranging from 5% - 15%.

INDEX

Options granted to non-employee consultants have exercise prices equal to the fair market value of the stock on the date of grant and a contractual term of ten years. Restricted stock awards granted to non-employee consultants have a contractual term equal to the lapse of restriction(s) of each specific award. Vesting periods for both options granted and restricted stock awarded to non-employee consultants range from one month to three years depending on the respective service requirements.

The Company estimates expected volatility based primarily on historical daily volatility of the Company’s stock and other factors, if applicable. The risk-free interest rate is based on the United States treasury yield curve in effect at the time of grant. The expected option term is the number of years that the Company estimates that options will be outstanding prior to exercise. The expected term of the awards issued after December 31, 2007 was determined based upon an estimate of the expected term of  “plain vanilla” options as prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 110. The expected term of the awards issued prior to January 1, 2008, was determined using the “simplified method” prescribed in SAB No. 107.

As of March 31, 2008, there was approximately $18,605,122, of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s stock plans.

(3) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three months ended March 31 2008 and 2007, and the location of long-lived assets as of March 31, 2008 and December 31, 2007, are summarized as follows:

	Three Months Ended March 31,
	2008	2007

Revenues:
United States	$14,881,742	$11,744,748
Asia	2,674,447	1,885,764
Other international	4,250,471	2,710,166

Total revenues	$21,806,660	$16,340,678

	March 31,	December 31,
	2008	2007

Long-lived assets:
United States	$19,960,007	$18,483,889
Asia	1,743,969	1,720,098
Other international	484,159	499,632

Total long-lived assets	$22,188,135	$20,703,619

INDEX

(4) Stock Repurchase Program

On February 6, 2008, the Company announced that its Board of Directors had increased the October 2001 authorization to repurchase the Company’s outstanding common stock from two million shares to five million shares in the aggregate. The repurchases may be made from time to time in open market transactions in such amounts as determined at the discretion of the Company’s management. The terms of the stock repurchases will be determined by management based on market conditions. During the three months ended March 31, 2008, the Company repurchased 1,760,000 shares of its common stock in open market purchases for a total cost of $14,476,877. During 2007, the Company repurchased 318,900 shares of its common stock in open market purchases for a total cost of $3,273,661. As of March 31, 2008, the Company had repurchased a total of 2,944,100 shares of its common stock at an aggregate purchase price of $23,530,701, and had the authorization to repurchase an additional 2,055,900 shares of its common stock under the February 6, 2008 authorization.

(5) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in February 2012. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2008 through 2015. The following is a schedule of future minimum lease payments for all operating leases as of March 31, 2008:

2008	$1,741,536
2009	2,142,210
2010	1,692,090
2011	1,404,496
2012	379,668
Thereafter	426,094
$7,786,094

The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results.

On December 31, 2007, the Company entered into an Employment Agreement (“Employment Agreement”) with ReiJane Huai. Pursuant to the Employment Agreement, the Company agreed to continue to employ Mr. Huai as President and Chief Executive Officer of the Company effective January 1, 2008 through December 31, 2010, at annual salaries of $310,000, $341,000 and $375,100 for calendar years 2008, 2009 and 2010, respectively. The Employment Agreement also provides for the payment of annual bonuses to Mr. Huai, in the form of shares of the Company’s restricted stock, based on the Company’s operating income (or “bonus targets” as defined in the Employment Agreement) and for certain other contingent benefits set forth in the Employment Agreement. Pursuant to the Employment Agreement, the 2008 annual bonus of restricted stock due to Mr. Huai shall be issued within seventy-five (75) days of the end of fiscal 2008, assuming the bonus targets are achieved. The restricted stock is subject to a three-year vesting period commencing from the date of grant. During the three months ended March 31, 2008, and in accordance SFAS No. 123(R), the Company recognized approximately $69,000 of share-based compensation expense, which was classified as a liability award within the Company’s condensed consolidated balance sheets, based upon the Company’s projected bonus award due to Mr. Huai for 2008.

 (6) Income Taxes

The Company’s provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The Company’s 2008 annual effective tax rate is estimated to be approximately 42% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

INDEX

For the three months ended March 31, 2008, the Company’s provision for income taxes was $978,919, which consisted of U.S., state and local and foreign taxes. For the three months ended March 31, 2007, the Company’s provision for income taxes was $202,084, which consisted primarily of U.S. federal alternative minimum taxes and state minimum taxes that were expected to be incurred (despite the Company’s pre-tax book loss) primarily as a result of the then limitations on its ability to utilize net operating losses under the alternative minimum tax system and the non-deductibility of certain share-based compensation expense for income tax purposes that had been recognized for financial statement purposes. In addition, the provision for income taxes for the three months ended March 31, 2007, also included discrete items for (i) $57,058 related to state income taxes incurred in periods prior to 2007, and (ii) $120,000 related to a change in the Company’s estimate of amounts due in certain foreign jurisdictions for periods prior to 2007, based upon the Company’s evaluation of information obtained in 2007.

The Company’s total unrecognized tax benefits as of March 31, 2008 and December 31, 2007 were each approximately $4.4 million, which, if recognized, would affect the Company’s effective tax rate. As of March 31, 2008, the Company had approximately $43,793 of accrued interest and penalties.

(7) Fair Value Measurements

The Company adopted the provisions of SFAS No. 157, as amended by FSP FAS 157-1 and FSP FAS 157-2, on January 1, 2008. Pursuant to the provisions of FSP FAS 157-2, the Company will not apply the provisions of SFAS No. 157 until January 1, 2009 for nonfinancial assets and liabilities.

 Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds of $12.3 million, and government treasuries of $12.7 million, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes commercial paper of $3.9 million, and government securities and corporate bonds of $16.2 million, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.  The Level 3 category includes $1.3 million of auction rate securities, which are included within long-term marketable securities in the condensed consolidated balance sheets.

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value

The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

INDEX

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. However, due to recent events in the U.S. credit markets, the auction events for these securities held by the Company failed during the first quarter of 2008. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

       As of March 31, 2008, the Company recorded an unrealized loss of $179,415 to accumulated other comprehensive loss as a result of the declines in the fair value of auction rate securities. The auction rate securities at March 31, 2008, totaled $1,500,000 (at par value), and are collateralized by student loan portfolios, which are almost fully guaranteed by the United States government. Because there is no assurance that auctions for these securities will be successful in the near term as of March 31, 2008, $1,320,585 of the auction rates securities was reclassified from short-term investments to long-term investments. Any future fluctuation in the fair value related to these securities that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss. If at any time in the future the Company determines that a valuation adjustment is other-than-temporary, it will record a charge to earnings in the period of determination.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at March 31, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$16,161,977	$12,264,772	$3,897,205	$-
Marketable securities:
Corporate bonds and government securities	28,913,274	12,713,327	16,199,947	-
Auction rate securities	1,320,585	-	-	1,320,585

Total assets measured at fair value	$46,395,836	$24,978,099	$20,097,152	$1,320,585

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis or other type of valuation model during the first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 on January 1, 2008. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at March 31, 2008:

INDEX

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Auction Rate Securities
Balance at December 31, 2007	$-
Transfers to Level 3	1,500,000
Total unrealized losses in accumulated other comprehensive loss	(179,415)
Balance at March 31, 2008	$1,320,585

INDEX

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Our results for the first quarter of 2008 reflected continued solid growth.  Both our revenues and our gross margins increased from the same period in the prior year.

Revenues for the first quarter of 2008 increased 33% to $21.8 million compared with revenues of $16.3 million in the first quarter of 2007. Revenues from both our OEM partners and our resellers increased from the same period last year.

EMC Corporation accounted for 23% of our revenues in the quarter.  We anticipate that EMC will account for 20% or more of our revenues for the full year 2008.  Sun Microsystems was not a 10% customer in the first quarter as it had been in the past.  However, we do anticipate that Sun will account for 10% or more of our revenues for the full year 2008.

JPMorgan Chase signed an enterprise software license agreement with us in the first quarter of 2008 and accounted for 15% of our revenues in the quarter.  This is the largest enterprise license that we have entered into to date.

In addition to increased revenues, the other indicators we use to assess our performance and growth continued to be positive.

We had net income of $1.3 million for the three months ended March 31, 2008. This positive result includes $2.3 million of share-based compensation expense related to SFAS No. 123(R). Cash flows from operations in the first quarter of 2008 were again positive. We continue to believe that our ability to fund our own growth internally bodes well for our long-term success.

 Deferred revenue at March 31, 2008 increased 12%, compared with the balance at March 31, 2007. We consider the continued growth of our deferred revenue as an important indicator of the success of our products. We believe that support and maintenance renewals, which comprise the majority of our deferred revenue, indicate satisfaction with our products and our support organization from our end users.

Operating expenses increased by $2.9 million, or 17%, compared with the first quarter of 2007. Operating expenses include $2.3 million in share-based compensation expense for the first quarter of 2008, and $2.2 million in share-based compensation expense for the first quarter of 2007. We are pleased that our revenues, on both an absolute and a percentage basis, continue to grow at a higher rate than our expenses.

Our gross margins increased to 85% for the first quarter of 2008 from 83% for the first quarter of 2007. Share-based compensation expense within cost of maintenance, software services and other revenue was 1% of revenue in the first quarter of 2008 and 2% in the first quarter of 2007.

For the first quarter of 2008, we recorded an income tax provision of $1.0 million compared with a provision of $0.2 million for the first quarter of 2007.  Due to the previous use of net operating losses, and limitations on the use of our remaining net operating losses, 2008 will be the first year in which our earnings will reflect the full impact of the federal, state, local and foreign taxes to which we are subject. We are projecting that the combined federal, state, local and foreign tax burden will be equal to 42%.

INDEX

At March 31, 2008 we had 439 employees compared with 364 at March 31, 2007. We plan to continue adding research and development and sales and support personnel, both in the United States and worldwide, as necessary. We also plan to continue investing in infrastructure, including both equipment and property.

We continue to monitor our management structure to determine whether changes or additional resources will help to continue or to accelerate the positive momentum. During the third quarter of 2007 we reorganized our marketing team to help to realize the full potential of our existing opportunities, to establish our visibility in the marketplace, and to generate additional business prospects.

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

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2007.

Revenues for the three months ended March 31, 2008 increased 33% to $21.8 million compared with $16.3 million for the three months ended March 31, 2007. Our operating expenses increased 17% from $17.2 million for the three months ended March 31, 2007 to $20.1 million for the three months ended March 31, 2008. Included in our operating expenses for the three months ended March 31, 2008 and 2007 was $2.3 million and $2.2 million, respectively, of share-based compensation expense in accordance with SFAS No. 123(R). Net income for the three months ended March 31, 2008 was $1.3 million compared with a net loss of $0.6 million for the three months ended March 31, 2007. Included in our net income (loss) for the three months ended March 31, 2008 and 2007, was an income tax provision of $1.0 million and $0.2 million, respectively. The growth in revenues was due to significant increases in our software license revenue, and modest growth of our maintenance revenues. The increase in revenues was primarily driven by increases in (i) demand for our network storage solution software, (ii) maintenance revenue from new and existing customers and (iii) sales to our resellers, direct end-users and OEM partners. These increases in revenue were slightly offset by a decline in our software services and other revenues. Revenue contribution from our OEM partners increased in absolute dollars for the three months ended March 31, 2008 as compared with the same period in 2007. Revenue from resellers, distributors and direct end-users increased in both absolute dollars and as a percentage of total revenue for the three months ended March 31, 2008 as compared with the same period in 2007. Expenses increased in all aspects of our business to support our continued growth, except for general and administrative, for which expenses remained consistent. In support of our continued growth and expansion both domestically and internationally, we increased our worldwide headcount to 439 employees as of March 31, 2008, as compared with 364 employees as of March 31, 2007. Finally, we continue to invest in our infrastructure by increasing our capital expenditures particularly with purchases of equipment for support of our existing and future product offerings.

INDEX

Revenues

	Three months ended March 31,
	2008	2007
Revenues:
Software license revenue	$15,318,919	$10,437,505
Maintenance revenue	5,114,247	4,333,539
Software services and other revenue	1,373,494	1,569,634

Total Revenues	$21,806,660	$16,340,678

Year-over-year Percentage Growth
Software license revenue	47%	84%
Maintenance revenue	18%	67%
Software services and other revenue	-12%	67%

Total percentage growth	33%	77%

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

Software license revenue increased 47% from $10.4 million for the three months ended March 31, 2007 to $15.3 million for the three months ended March 31, 2008. Software license revenue represented 70% of our total revenues for the three months ended March 31, 2008 and 64% of our total revenues for the same period in 2007. As a result of broader market acceptance of our software applications, new product offerings and increased demand for our products from our expanding base of customers, we continue to experience increased sales from our OEM, reseller partners and direct end-users, which were the primary drivers of the increase in software license revenue. Software license revenue increased from our OEM partners, direct end-users and resellers. Revenue from our reseller partners and direct end-users increased as a percentage of total revenue. We expect our software license revenue to continue to grow in future periods.

Maintenance revenue

Maintenance revenue is comprised of software maintenance and technical support services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Maintenance revenues increased 18% from $4.3 million for the three months ended March 31, 2007 to $5.1 million for the three months ended March 31, 2008.

The major factor behind the increase in maintenance revenue was an increase in the number of maintenance and technical support contracts we sold. As we are in business longer, and as we license more software to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. We expect our maintenance revenue to continue to increase primarily because  (i) the majority of our new customers purchase maintenance and support contracts, and (ii) the majority of our growing existing customer base renewed their maintenance and support contracts after their initial contracts expired.

INDEX

Software services and other revenue

Software services and other revenues are comprised of professional services primarily related to the implementation of our software, engineering services, and sales of computer hardware. Professional services revenue is recognized in the period that the related services are performed. Revenue from engineering services is primarily related to customizing software product masters for some of our OEM partners. Revenue from engineering services is recognized in the period in which the services are completed. During the three months ended March 31, 2008 and March 31, 2007, we had transactions in which we purchased hardware and bundled this hardware with our software and sold this bundled solution to our customer base. A portion of the contractual fees is recognized as revenue when the hardware or software is delivered to the customer based on the relative fair value of the delivered element(s). Software services and other revenue decreased 12% from $1.6 million for the three months ended March 31, 2007 to $1.4 million for the three months ended March 31, 2008.

The decrease in software services and other revenue was primarily due to a decrease in bundled hardware solutions we sold, which decreased from $1.4 million for the three months ended March 31, 2007 to $1.0 million for the same period in 2008. This decease was partially offset by growth in our professional services sales, which increased from $0.2 million for the three months ended March 31, 2007 to $0.4 million for the same period in 2008. This increase in professional services revenue was related to the increase in our software license customers who elected to purchase professional services and/or the number of professional services contracts that were completed during the quarter. We expect professional services revenues to continue to increase as we continue to grow the number of software license customers. The bundled solutions revenue will vary from quarter to quarter based upon the number of customers who wish to have us bundle hardware with our software for one complete solution.

Cost of Revenues

	Three months ended March 31,
	2008	2007

Total Revenues:	$21,806,660	$16,340,678

Cost of maintenance, software services and other revenue	$3,314,488	$2,769,824
Gross Profit	$18,492,172	$13,570,854

Gross Margin	85%	83%

Cost of maintenance, software services and other revenue

Cost of maintenance, software services and other revenues consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, amortization of purchased and capitalized software and share-based compensation expense associated with SFAS No. 123(R). Cost of maintenance, software services and other revenues also includes the cost of hardware purchased that was resold. Cost of maintenance, software services and other revenues for the three months ended March 31, 2008 increased by 20% to $3.3 million compared with $2.8 million for the same period in 2007. The increase in cost of maintenance, software services and other revenue was primarily due to the increase in personnel and related costs for the three months ended March 31, 2008 as compared with the same period in 2007.  As a result of our increased sales from maintenance and support contracts, we hired additional employees to provide technical support. Our cost of maintenance, software services and other revenue will continue to grow in absolute dollars as our revenues from these services also increase.

Gross profit increased  $4.9 million from $13.6 million for the three months ended March 31, 2007 to $18.5 million for the three months ended March 31, 2008. Gross margins increased from 83% for the three months ended March 31, 2007 to 85% for the three months ended March 31, 2008. The increase in our gross profit and corresponding gross margins was primarily due to our continued revenue growth and to our continued focus on our cost structure. Generally, our gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales. Share-based compensation expense included in the cost of maintenance, software services and other revenue remained consistent in absolute dollars at $0.3 million for both the three months ended March 31, 2008 and March 31, 2007. Share-based compensation expense was equal to 1% and 2% of revenue for the three months ended March 31, 2008 and March 31, 2007, respectively.

INDEX

Software Development Costs

Software development costs consist primarily of personnel costs for product development personnel, share-based compensation expense associated with SFAS No. 123(R), and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing.  Software development costs increased 7% to $5.9 million for the three months ended March 31, 2008 from $5.5 million in the same period in 2007. The major contributing factors to the increase in software development costs were higher salary and personnel related costs as a result of increased headcount to enhance and test our core network storage software product and the development of new innovative features and options. Share-based compensation expense included in software development costs decreased in absolute dollars to $0.8 million from $0.9 million for the three months ended March 31, 2008 and March 31, 2007, respectively. Share-based compensation expense included in software development costs was equal to 4% and 6% of revenue for the three months ended March 31, 2008 and March 31, 2007, respectively. We intend to continue recruiting and hiring product development personnel to support our software development process.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense associated with SFAS No. 123(R), travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased 29% to $9.0 million for the three months ended March 31, 2008 from $7.0 million for the same period in 2007. The increase in selling and marketing expenses was primarily due to (i) higher commissions paid as a result of our 33% increase in revenue, (ii) higher salary and personnel related costs as a result of increased sales and marketing headcount and (iii) higher advertising and marketing related expenses as a result of our new product offerings/enhancements, new product branding and related advertising and marketing of such initiatives. Share-based compensation expense included in selling and marketing increased in absolute dollars to $1.0 million from $0.7 million for the three months ended March 31, 2008 and March 31, 2007, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 5% and 4% of revenue for the three months ended March 31, 2008 and March 31, 2007, respectively. In addition, we continued to hire new sales and sales support personnel and to expand our worldwide presence to accommodate our anticipated revenue growth. We anticipate that as we continue to grow sales, our sales and marketing expenses will continue to increase in support of such sales growth.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense associated with SFAS No. 123(R), public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs.  General and administrative expenses remained constant at $1.9 million for the three months ended March 31, 2008 and March 31, 2007, respectively. Increased compensation and personnel related costs as a result of increased headcount to support our general and administrative needs was offset by decreases in legal and professional fees and various administrative expenses during the three months ended March 31, 2008 as compared with the same period in 2007. Share-based compensation expense included in general and administrative expenses decreased in absolute dollars to $0.2 million from $0.3 million for the three months ended March 31, 2008 and March 31, 2007, respectively. Share-based compensation expense included in general and administrative expenses was equal to 1% and 2% of revenue for the three months ended March 31, 2008 and March 31, 2007, respectively.  Additionally, as our revenue and number of employees increase, our overall general corporate overhead costs have generally increased and are likely to continue to increase.

INDEX

Interest and Other Income

We invest our cash primarily in money market funds, commercial paper, government securities and corporate bonds. As of March 31, 2008, our cash, cash equivalents and marketable securities totaled $56.8 million compared with $52.3 million as of March 31, 2007. Interest and other income increased to $0.6 million for the three months ended March 31, 2008 compared with $0.5 million for the three months ended March 31, 2007. The higher average cash balance invested during the three months ended March 31, 2008 as compared with the same period in 2007 resulted in the increase in interest income.

Income Taxes

Our provision for income taxes consists of U.S. and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended March 31, 2008, our provision for income taxes was $978,919, which consisted of U.S., state and local and foreign taxes. For the three months ended March 31, 2007, our provision for income taxes was $202,084, which consisted primarily of U.S. federal alternative minimum taxes and state minimum taxes that were expected to be incurred (despite our pre-tax book loss) primarily as a result of the then existing limitations on our ability to utilize net operating losses under the alternative minimum tax system and the non-deductibility of certain share-based compensation expense for income tax purposes that had been recognized for financial statement purposes. In addition, the provision for income taxes for the three months ended March 31, 2007, also included discrete items for (i) $57,058 related to state income taxes incurred in periods prior to 2007, and (ii) $120,000 related to a change in our estimate of amounts due in certain foreign jurisdictions for periods prior to 2007, based upon our evaluation of information obtained in 2007.

As of January 1, 2008, we had approximately $5.1 million of federal net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards relate to excess compensation deductions from exercises of stock options and the resulting benefits will be credited to additional-paid-in-capital when realized. As of March 31, 2008 and December 31, 2007, our deferred tax asset, net of a valuation allowance was $9.8 million.

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

Accounts Receivable. We review accounts receivable to determine which ones are doubtful of collection.  In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, and (vii) concentrations of credit risk and customer creditworthiness. Historically, we have experienced a somewhat consistent level of write-offs and returns as a percentage of revenue due to our customer relationships, contract provisions and credit assessments.  Changes in the product return rates, creditworthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

INDEX

Deferred Income Taxes. Consistent with the provisions of SFAS No. 109, we regularly estimate our ability to recover deferred income taxes, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable, and we have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes, as well as estimating foreign tax credits. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of March 31, 2008 and December 31, 2007, our deferred tax asset, net of a valuation allowance, was $9.8 million.

Accounting for Share-Based Payments. As discussed further in Note (2) Share-Based Payment Arrangements, to our unaudited condensed consolidated financial statements, we account for stock-based awards under SFAS No. 123(R).

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued after December 31, 2007 was determined pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 110. The expected term of the awards issued prior to January 1, 2008, was determined using the “simplified method” prescribed in SAB No. 107. Additionally, we estimate forfeiture rates based primarily upon historical experiences, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends, and recognize the effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three months ended March 31, 2008 and 2007 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

INDEX

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), to partially defer SFAS No. 157, Fair Value Measurements. FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the potential impact, if any, SFAS No. 157 will have to nonfinancial assets and liabilities to the fiscal year beginning after November 15, 2008 on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
	2008	2007
Cash provided by (used in):
Operating activities	$8,502,710	$8,292,194
Investing activities	4,933,523	(7,885,245)
Financing activities	(13,521,017)	4,127,801
Effect of exchange rate changes	268,310	(26,754)

Net increase in cash and cash equivalents	$183,526	$4,507,996

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balances as of March 31, 2008 totaled $56.8 million compared with $62.9 million as of December 31, 2007. Cash and cash equivalents totaled $32.4 million and marketable securities totaled $24.4 million at March 31, 2008. As of December 31, 2007, we had $32.2 million in cash and cash equivalents and $30.7 million in marketable securities.

During the three months ended March 31, 2008, we continued making investments in our infrastructure to support our current and long-term growth. We increased our total number of employees as well as our investments in property and equipment to support our growth. As we continue to grow, we will continue to make investments in property and equipment and we will need to continue to increase our headcount. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions and if the right opportunity presents itself, we may continue to use our cash for these purposes. However, as of the date of this filing, we have no agreements, commitments or understandings with respect to any such acquisitions.

We currently do not have any debt and our only significant commitments are related to our office leases.

In October 2001, our Board of Directors authorized the repurchase of up to two million shares of our outstanding common stock. On February 6, 2008, our Board of Directors increased the authorization to repurchase our outstanding common stock from two million to five million shares. During the three months ended March 31, 2008, we repurchased 1,760,000 shares at an aggregate purchase price of $14.5 million. We did not repurchase any shares during the three months ended March 31, 2007. During 2007, we repurchased 318,900 shares at an aggregate purchase price of $3.3 million. Since October 2001, we have repurchased a total of 2,944,100 shares at an aggregate purchase price of $23.5 million. As of March 31, 2008, we had the authorization to purchase an additional 2,055,900 shares of our common stock based upon our judgment and market conditions.

Net cash provided by operating activities totaled $8.5 million for the three months ended March 31, 2008, compared with net cash provided by operating activities of $8.3 million for the same period in 2007. The increase in net cash provided by operating activities during the three months ended March 31, 2008, as compared with the same period in 2007, was primarily related to the growth in our net income adjusted for: (i) the impact of non-cash charges, particularly relating to stock-based compensation, depreciation and amortization and provision for doubtful accounts; and (ii) adjustments for net changes in operating assets and liabilities, particularly changes in our accounts receivable, deferred revenues, and accrued expenses. These amounts were primarily offset by the adjustment for the impact from the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options. SFAS No. 123(R) requires tax benefits relating to excess stock-based compensation deductions to be presented as cash outflows from operating activities. We recognized tax benefits related to stock-based compensation deductions of $1.0 million for the three months ended March 31, 2008. There were no adjustments for the impact of non-cash income tax benefits for the three months ended March 31, 2007.

INDEX

Net cash provided by investing activities was $4.9 million for the three months ended March 31, 2008, compared with net cash used in investing activities of $7.9 million for the same period in 2007. Included in investing activities for both the three months ended March 31, 2008 and March 31, 2007, are the sales and purchases of our marketable securities. These represent the sales, maturities and reinvestment of our marketable securities. The net cash provided by investing activities from the net sales (purchases) of securities was $6.2 million for the three months ended March 31, 2008 and ($6.8) million for the same period in 2007. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $1.2 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively. We continually evaluate potential software licenses and we may continue to make similar investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures as we continue to invest in our infrastructure to support our ongoing growth and expansion both domestically and internationally.

Net cash used in financing activities was $13.5 million for the three months ended March 31, 2008, compared with net cash provided by financing activities of $4.1 million for the same period in 2007. Cash outflows from financing activities result from the repurchase of our outstanding common stock. During the three months ended March 31, 2008, we repurchased 1,760,000 shares of our common at an aggregate purchase price of $14.5 million. We did not repurchase any shares of our common stock during the three months ended March 31. 2007. Cash inflows from financing activities primarily results from the proceeds received from the exercise of stock options. We received proceeds from the exercise of stock options of $4.1 million for the three months ended March 31, 2007. There were no stock options exercised during the three months ended March 31, 2008. During the three months ended March 31, 2008, cash inflows from financing activities was also impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options. SFAS No. 123(R) requires tax benefits relating to excess stock-based compensation deductions be presented as cash inflows from financing activities. We recognized tax benefits related to stock-based compensation deductions of $1.0 million for the three months ended March 31, 2008. There were no tax benefits related to stock-based compensation deductions recognized during the three months ended March 31, 2007.

As discussed in Note (7) Fair Value Measurements, to our unaudited condensed consolidated financial statements, we adopted the provisions of SFAS No. 157 effective January 1, 2008. We utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we hold totaling $1.5 million at March 31, 2008.

As of March 31, 2008, $1.5 million (at par value) of our investments was comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. During the first quarter of 2008, we began experiencing failed auctions on auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, the auction rate securities were reclassified from short-term investments to long-term investments in our unaudited condensed consolidated balance sheet as of March 31, 2008.

INDEX

Our auction rate securities are classified as available-for-sale securities and are reflected at fair value. In prior periods during the auction process, which took place every 28-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS No. 157. However, due to events in credit markets during the first quarter of 2008, the auction events for most of these instruments failed, and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Due to these events, we reclassified these instruments as Level 3 during the first quarter 2008 and recorded a temporary unrealized decline in fair value of approximately $179,000, with an offsetting entry to accumulated other comprehensive loss. We currently believe that this temporary decline in fair value is primarily due to liquidity concerns, because the underlying assets for the majority of securities are almost entirely backed by the U.S. Government. In addition, our holdings of auction rate securities represented approximately 2% of our cash equivalents, and marketable securities balance at March 31, 2008, which we believe allows us sufficient time for the securities to return to full value. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will re-evaluate each of these factors as market conditions change in subsequent periods.

We currently do not have any debt and our only material cash commitments are related to our office leases. We have an operating lease covering our corporate office facility that expires in February 2012. We also have several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2008 through 2015. Refer to Note (5) Commitments and Contingencies to our unaudited condensed consolidated financial statements.

We believe that our current balance of cash, cash equivalents and marketable securities, and expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

As of March 31, 2008 and December 31, 2007, we had no off-balance sheet arrangements.

Item 3.                         Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risks. Our return on our investments in cash, cash equivalents and marketable securities which aggregated to $56.8 million as of March 31, 2008, is subject to interest rate risks. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. If interest rates were to change by 10% from the levels at March 31, 2008, the effect on our financial results would be insignificant.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations have not been material since our inception. If foreign currency exchange rates were to change by 10% from the levels at March 31, 2008, the effect on our other comprehensive income would be insignificant. We do not use derivative financial instruments to limit our foreign currency risk exposure.

 Item 4.                      Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal controls over financial reporting occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

INDEX

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

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”).  The information below sets forth additional risk factors or risk factors that have had material changes since the 2007 10-K, and should be read in conjunction with Item 1A of the 2007 10-K.

We are dependent on certain key customers and a significant portion of our receivables is concentrated with one customer.

We tend to have one or more customers account for 10% or more of our revenues during each fiscal quarter.  For the quarter ended March 31, 2008, two customers together accounted for 38% of our revenues. One of these customers, EMC Corporation, is an OEM customer. While we believe that we will continue to receive revenues from this customer, our agreement does not have any minimum sales requirements and we cannot guarantee continued revenue. If our contract with this customer terminates, or if the volume of sales from this customer significantly declines, it would have a material adverse effect on our operating results. The other customer, JPMorgan Chase & Co. (“JPMC”), signed an enterprise license with us in the quarter.  We will continue to offer additional and new products to JPMC, but there can be no guarantee that JPMC will choose to license any additional products.

In addition, as of March 31, 2008, two customers together accounted for a total of 24% of our outstanding receivables. While we currently have no reason to doubt the collectibility of these receivables, a business failure or reorganization by these customers could harm our ability to collect these receivables and if we were unable to collect these receivables, it would have a material adverse effect on our cash flow.

Our future quarterly results may fluctuate significantly, which could cause our stock price to decline.

Our previous results are not necessarily indicative of our future performance and our future quarterly results may fluctuate significantly.

Historically, information technology spending has been highest in the fourth quarter of each calendar year, and slowest in the first quarter.  Our quarterly results reflected this seasonality in first quarter of 2008, and we anticipate that our quarterly results for the remainder of 2008 will show the effects of seasonality as well.

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

INDEX

•	new products or enhancements from us or our competitors;

•	import or export restrictions on our proprietary technology; and

•	personnel changes.

Many of our expenses are relatively fixed and difficult to reduce or modify. As a result, the fixed nature of our expenses will magnify any adverse effect of a decrease in revenue on our operating results.

Foreign currency fluctuations may impact our revenues.

Our licenses and services in Japan are sold in Yen. We anticipate that sales of our licenses and services in Europe, the Middle East and Africa, will at some point in 2008 begin to be made in European Monetary Units (“Euros”).

Changes in economic or political conditions globally and in any of the countries in which we operate could result in exchange rate movements, new currency or exchange controls or other restrictions being imposed on our operations.

            Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our combined financial results are reported in U.S. dollars, translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the amount of those sales or earnings.  Significant changes in the value of these foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition.

            Fluctuations in currencies relative to currencies in which our earnings are generated make it more difficult to perform period-to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenues, expenses and cash flows of our foreign operations are translated using average exchange rates during each period.

            In addition to currency translation risks, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot be assured we will be able to effectively manage our currency transaction and/or translation risks. Volatility in currency exchange rates may have a material effect on our financial condition or results of operations. Currency exchange rate fluctuations have not, in the past, resulted in a material impact on earnings. However, we may experience at times in the future an impact on earnings as a result of foreign currency exchange rate fluctuations.

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future.  For example, during the trailing twelve months ended March 31, 2008, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $6.85 and $15.30 per share. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results;

•	variance in actual results as compared to financial estimates;

•	changes in market valuations of other technology companies, particularly those in the network storage software market;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss or addition of one or more key OEM customers; and

INDEX

•	departures of key personnel.

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

As of March 31, 2008, we had an aggregate of 10,298,199 outstanding options to purchase our common stock and 867,050 outstanding restricted shares. If all of these outstanding options were exercised, and all of the outstanding restricted stock vested, the proceeds to the Company would average $6.35 per share. We also had 843,701 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan (the “2006 Plan”) is in effect, the number of shares of stock to which options may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding (as is currently the situation). In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan (see Note (2) Share-Based Payment Arrangements to our unaudited condensed consolidated  financial statements).

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

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 2.	Unregistered Sales of Equities Proceeds and Use of Proceeds

Shares of common stock repurchased during the quarter ended March 31, 2008:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan at Month End

February 2008	795,000	$8.82	795,000	3,020,900
March 2008	965,000	$7.73	965,000	2,055,900

Total	1,760,000	$8.23	1,760,000	2,055,900

On February 6, 2008, the Company announced that its Board of Directors increased its October 2001 authorization to repurchase the Company’s outstanding common stock from two million shares to five million shares in the aggregate. As of March 31, 2008, the Company had repurchased 2,944,100 shares. The program has no expiration date.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

99.1	Form of Restricted Stock Letter Agreement for Executive Officers

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.

/s/ James Weber
James Weber Chief Financial Officer, Vice President and Treasurer (principal financial and accounting officer)

May 9, 2008