Form 10-Q
period 2008-06-30
FALCONSTOR SOFTWARE INC
filed 2008-08-11
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

The number of shares of Common Stock issued and outstanding as of July 31, 2008 was 51,696,955 and 47,794,255.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

Index

PART I.  FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$30,888,015	$32,219,349
Marketable securities	21,448,352	30,684,206
Accounts receivable, net of allowances of $8,469,362 and $8,780,880, respectively	22,306,050	26,141,636
Prepaid expenses and other current assets	2,130,986	1,625,417
Deferred tax assets, net	3,807,325	3,807,325
Total current assets	80,580,728	94,477,933

Property and equipment, net of accumulated depreciation of $16,096,140 and $13,861,313, respectively	8,444,858	7,945,258
Long-term marketable securities	1,389,146	-
Deferred tax assets, net	6,037,536	5,969,778
Other assets, net	3,114,340	2,831,878
Goodwill	3,512,796	3,512,796
Other intangible assets, net	471,764	443,909

Total assets	$103,551,168	$115,181,552

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,207,355	$1,779,720
Accrued expenses	5,763,985	6,711,231
Deferred revenue, net	15,421,883	14,142,145
Total current liabilities	22,393,223	22,633,096

Other long-term liabilities	249,542	251,094
Deferred revenue, net	5,728,987	4,818,985

Total liabilities	28,371,752	27,703,175

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 51,696,955 and 51,340,268 shares issued, respectively and 47,952,855 and 50,156,168 shares outstanding, respectively	51,697	51,340
Additional paid-in capital	129,204,439	122,294,782
Accumulated deficit	(23,165,033)	(25,292,001)
Common stock held in treasury, at cost (3,744,100 and 1,184,100 shares, respectively)	(30,402,233)	(9,053,824)
Accumulated other comprehensive loss, net	(509,454)	(521,920)

Total stockholders' equity	75,179,416	87,478,377
Total liabilities and stockholders' equity	$103,551,168	$115,181,552

See accompanying notes to unaudited condensed consolidated financial statements

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Software license revenue	$15,018,364	$11,980,480	$30,337,283	$22,417,985
Maintenance revenue	5,521,881	4,535,780	10,636,128	8,869,319
Software services and other revenue	1,686,701	1,234,284	3,060,195	2,803,918
	22,226,946	17,750,544	44,033,606	34,091,222

Operating expenses:
Cost of maintenance, software services and other revenue	3,585,404	2,486,336	6,899,892	5,256,160
Software development costs	6,234,097	5,341,481	12,112,882	10,857,666
Selling and marketing	9,554,539	7,500,433	18,513,290	14,469,184
General and administrative	2,085,530	1,922,723	3,986,751	3,860,503
	21,459,570	17,250,973	41,512,815	34,443,513
Operating income (loss)	767,376	499,571	2,520,791	(352,291)

Interest and other income, net	423,443	594,376	982,704	1,093,747

Income before income taxes	1,190,819	1,093,947	3,503,495	741,456

Provision (benefit) for income taxes	397,608	(285,621)	1,376,527	(83,537)

Net income	$793,211	$1,379,568	$2,126,968	$824,993

Basic net income per share	$0.02	$0.03	$0.04	$0.02

Diluted net income per share	$0.02	$0.03	$0.04	$0.02

Weighted average basic shares outstanding	48,066,451	49,378,812	48,828,229	48,988,778

Weighted average diluted shares outstanding	50,249,824	53,007,181	50,970,034	50,802,963

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,126,968	$824,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,344,777	1,813,510
Share-based payment compensation	4,774,985	4,087,651
Non-cash professional services expenses	198,362	40,455
Realized gain on marketable securities	(23,423)	-
Tax benefit from stock option exercises	(1,341,280)	-
Provision for returns and doubtful accounts	1,574,016	2,382,410
Deferred income taxes	1,376,527	-
Changes in operating assets and liabilities:
Accounts receivable	2,276,488	1,247,952
Prepaid expenses and other current assets	(492,845)	(798,235)
Other assets	(225,869)	(16,823)
Accounts payable	(563,672)	246,209
Accrued expenses	(1,156,996)	(1,278,200)
Deferred revenue	2,170,146	3,025,123

Net cash provided by operating activities	13,038,184	11,575,045

Cash flows from investing activities:
Sale of marketable securities	64,809,716	41,995,142
Purchase of marketable securities	(57,323,528)	(47,053,285)
Purchase of property and equipment	(2,565,521)	(2,797,221)
Purchase of software licenses	-	(15,000)
Security deposits	(17,000)	-
Purchase of intangible assets	(160,328)	(81,614)

Net cash provided by (used in) investing activities	4,743,339	(7,951,978)

Cash flows from financing activities:
Payments to acquire treasury stock	(21,348,409)	-
Proceeds from exercise of stock options	779,720	6,574,614
Tax benefit from stock option exercises	1,341,280	-

Net cash (used in) provided by financing activities	(19,227,409)	6,574,614

Effect of exchange rate changes on cash and cash equivalents	114,552	(77,046)

Net (decrease) increase in cash and cash equivalents	(1,331,334)	10,120,635

Cash and cash equivalents, beginning of period	32,219,349	16,105,009

Cash and cash equivalents, end of period	$30,888,015	$26,225,644

Cash paid for income taxes	$1,303,253	$264,213

The Company did not pay any interest for the six months ended June 30, 2008 and 2007.

See accompanying notes to unaudited condensed consolidated financial statements

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2008, and the results of its operations for the three and six months ended June 30, 2008 and 2007. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

(e) Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of June 30, 2008 and December 31, 2007, the Company’s cash equivalents consisted of money market funds and commercial paper, and are recorded at fair value. At June 30, 2008, the fair value of the Company’s cash equivalents, as defined under Financial Accounting Standards Board “FASB” Statement of Financial Accounting Standards “SFAS”, No. 157, Fair Value Measurements, amounted to approximately $18.8 million. As of June 30, 2008 and December 31, 2007, the Company’s marketable securities consisted of corporate bonds, certificate of deposits, auction rate securities and government securities, and are recorded at fair value. As of June 30, 2008, the fair value of the Company’s current marketable securities as defined under SFAS No. 157 was approximately $21.4 million. In addition, at June 30, 2008, the Company had an additional $1.4 million of long-term marketable securities that required a higher level of judgment to determine the fair value, as defined under SFAS No. 157. As of December 31, 2007, the Company’s cash equivalents amounted to approximately $21.3 million, and marketable securities amounted to approximately $30.7 million. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax are reflected as a component of accumulated other comprehensive loss in stockholders’ equity.

Index

As of June 30, 2008, the Company had $1.5 million (at par value) of auction rate securities included within its portfolio of marketable securities. These auction rate notes are classified as available-for-sale, and accordingly, any unrealized gains and losses are reflected as a component of accumulated other comprehensive loss in stockholders’ equity, net of tax. During the six months ended June 30, 2008, the Company recorded approximately $113,000 of unrealized losses on these auction rate notes. The Company determined the decline in market value below cost to be temporary based upon the Company’s ability to retain the investment over a period of time, which would be sufficient to allow for any recovery in market value. Accordingly, based upon the Company’s intent and ability to retain these investments over a period of time believed to be sufficient to recover the value, it has classified the auction rate securities as long-term marketable securities on its consolidated balance sheet as of June 30, 2008. See Note (7) Fair Value Measurements for additional information.

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

For the three months ended June 30, 2008, the Company had two customers that together accounted for 33% of revenues, and one customer that accounted for 10% of the accounts receivable balance at June 30, 2008. For the three months ended June 30, 2007, the Company had two customers that together accounted for 40% of revenues, and two customers that together accounted for 25% of the accounts receivable balance at June 30, 2007.

(g) Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). Depreciation expense was $1,102,073 and $853,819 for the three months ended June 30, 2008 and 2007, respectively. Depreciation expense was $2,134,566 and $1,654,928 for the six months ended June 30, 2008 and 2007, respectively. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

Index

(h) Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Consistent with SFAS No. 142, Goodwill and Other Intangible Assets, the Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company’s annual impairment assessment is performed as of December 31st of each year, and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Identifiable intangible assets are amortized over a three-year period using the straight-line method and recorded as part of general and administrative expenses.  Amortization expense was $68,304 and $54,405 for the three months ended June 30, 2008 and 2007, respectively. Amortization expense was $132,473 and $108,760 for the six months ended June 30, 2008 and 2007, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007

Patents:

Gross carrying amount	$1,449,822	$1,289,494
Accumulated amortization	(978,058)	(845,585)

Net carrying amount	$471,764	$443,909

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

Purchased software technology of $168,279 and $246,017 , net of accumulated amortization of $5,209,152 and $5,131,414 , is included in other assets as of June 30, 2008 and December 31, 2007, respectively.  Amortization expense was $38,869 and $24,286 for the three months ended June 30, 2008 and 2007, respectively and $77,738 and $49,822 for the six months ended June 30, 2008 and 2007, respectively. Amortization of purchased software technology is recorded at the greater of the straight line basis over the products’ estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

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

Index

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

(m) Financial Instruments

As of June 30, 2008 and December 31, 2007, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments.

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

(o) Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents. For the three months ended June 30, 2008 and 2007, potentially dilutive vested and unvested common stock equivalents included 9,175,754 and 6,228,219, respectively, of stock option awards, restricted stock awards and restricted stock unit awards outstanding. For the six months ended June 30, 2008 and 2007, potentially dilutive vested and unvested common stock equivalents included 9,217,322 and 8,042,403, respectively, of stock option awards, restricted stock awards and restricted stock unit awards outstanding.

Index

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computation:

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$793,211	48,066,451	$0.02	$1,379,568	49,378,812	$0.03

Effect of dilutive securities:
Stock options and
restricted stock		2,183,373			3,628,369

Diluted EPS	$793,211	50,249,824	$0.02	$1,379,568	53,007,181	$0.03

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$2,126,968	48,828,229	$0.04	$824,993	48,988,778	$0.02

Effect of dilutive securities:
Stock options and
restricted stock		2,141,805			1,814,185

Diluted EPS	$2,126,968	50,970,034	$0.04	$824,993	50,802,963	$0.02

(p) Comprehensive Income (Loss)

Comprehensive income includes: (i) the Company’s net income, (ii) foreign currency translation adjustments, (iii) unrealized (gains)/losses on marketable securities, net of tax, and (iv) minimum pension liability adjustments, net of tax, pursuant to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

The Company’s comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income	$793,211	$1,379,568	$2,126,968	$824,993

Other comprehensive income (loss):
Foreign currency translation
gain (loss) adjustments	(142,933)	(83,667)	162,062	(124,879)

Unrealized gain (loss) on
marketable securities, net of tax	(92,042)	(4,719)	(154,509)	19,177

Other comprehensive income	836	2,569	4,913	2,569

Other comprehensive income (loss)	(234,139)	(85,817)	12,466	(103,133)

Comprehensive income	$559,072	$1,293,751	$2,139,434	$721,860

Index

(q)  Investments

As of June 30, 2008 and December 31, 2007, the Company maintained certain cost-method investments aggregating $1,116,457, respectively, which are included in “Other assets” in the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2008 and 2007, the Company did not recognize any impairment charges related to any of its cost-method investments.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of the provisions of SFAS No. 162 is not anticipated to materially impact the Company’s consolidated financial statements.

(s)  Reclassifications

Certain reclassifications have been made to prior periods’ unaudited condensed consolidated financial statement presentations to conform to the current periods’ presentation.

Index

(2) Share-Based Payment Arrangements

As of May 1, 2000, the Company adopted the FalconStor Software, Inc., 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan is administered by the Board of Directors and, as amended, provides for the grant of options to purchase up to 14,162,296 shares of Company common stock to employees, consultants and non-employee directors. Options may be incentive (“ISO”) or non-qualified. ISOs granted must have exercise prices at least equal to the fair value of the common stock on the date of grant, and have terms not greater than ten years, except those to an employee who owns stock with greater than 10% of the voting power of all classes of stock of the Company, in which case they must have an option price at least 110% of the fair value of the stock, and expire no later than five years from the date of grant. Non-qualified options granted must have exercise prices not less than eighty percent of the fair value of the common stock on the date of grant, and have terms not greater than ten years. All options granted under the 2000 Plan must be granted before May 1, 2010. As of June 30, 2008, 91,380 shares were available for grant under the 2000 Plan.

On May 14, 2004, the Company adopted the FalconStor Software, Inc., 2004 Outside Directors Stock Option Plan (the “2004 Plan”). The 2004 Plan is administered by the Board of Directors and provides for the granting of options to non-employee directors of the Company to purchase up to 300,000 shares of Company common stock. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. All options granted under the 2004 Plan must be granted within three years of the adoption of the 2004 Plan. As of June 30, 2008, options to purchase 250,000 shares remain outstanding from the 2004 Plan and no additional options are available for grant under the 2004 Plan.

On May 17, 2006, the Company adopted the FalconStor Software, Inc. 2006 Incentive Stock Plan (the “2006 Plan”).  The 2006 Plan was amended on May 8, 2007 and May 8, 2008. The 2006 Plan is administered by the Board of Directors and provides for the grant of incentive and nonqualified stock options, shares of restricted stock, and restricted stock units to employees, officers, consultants and advisors of the Company.  The number of shares available for grant or issuance under the 2006 Plan, as amended, is determined as follows:  If, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2008, the total number of outstanding shares of the Company’s common stock totaled 47,952,855. As of June 30, 2008, 29,356 shares were available for grant under the 2006 Plan. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 2,368,287 shares to 2,397,643 shares available for issuance as of July 1, 2008. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of not greater than ten years. All options, shares of restricted stock, and restricted stock units granted under the 2006 Plan must be granted within ten years of the adoption of the 2006 Plan.

On May 8, 2007, the Company adopted the FalconStor Software, Inc. 2007 Outside Directors Equity Compensation Plan (the “2007 Plan”). The 2007 Plan was amended on May 8, 2008. The 2007 Plan is administered by the Board of Directors and provides for the issuance of up to 300,000 shares of Company common stock upon the vesting of options or upon the grant of shares with such restrictions as determined by the Board of Directors to the non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. Shares of restricted stock have the terms and conditions set by the Board of Directors and are forfeitable until the terms of the grant have been satisfied. As of June 30, 2008, 185,000 shares were available for grant under the 2007 Plan.

Index

The following table summarizes stock option activity during the six months ended June 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2007	9,667,374	$6.79

Granted	808,900	$8.44
Exercised	-	-
Canceled	(162,875)	$8.56
Forfeited	(15,200)	$8.43

Options Outstanding at March 31, 2008	10,298,199	$6.88	6.27	$17,346,320

Granted	478,100	$8.35
Exercised	(312,342)	$2.50
Canceled	(58,560)	$10.48
Forfeited	(825)	$7.58

Options Outstanding at June 30, 2008	10,404,572	$7.06	6.24	$12,966,177

Options Exercisable at June 30, 2008	7,316,247	$5.88	5.02	$12,750,356

Stock option exercises are fulfilled with new shares of common stock.  The total cash received from stock option exercises for the three months ended June 30, 2008 and 2007 was $779,720 and $2,446,812, respectively.  The total cash received from stock option exercises for the six months ended June 30, 2008 and 2007 was $779,720 and $6,574,614, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2008 and 2007 was $1,905,425 and $1,931,508 respectively.  The total intrinsic value of stock options exercised during the six months ended June 30, 2008 and 2007 was $1,905,425 and $8,240,820, respectively.

The Company recognized share-based compensation expense for awards issued under the Company’s equity plans in the following line items in the condensed consolidated statements of operations:

	Three Months Ended	Three Months Ended
	June 30,	June 30,

	2008	2007
Cost of maintenance, software services and other revenue	$393,111	$224,454
Software development costs	907,994	756,294
Selling and marketing	1,037,779	714,610
General and administrative	294,817	242,663

	$2,633,701	$1,938,021

Index

	Six Months Ended	Six Months Ended
	June 30,	June 30,

	2008	2007
Cost of maintenance, software services and other revenue	$673,709	$509,303
Software development costs	1,757,591	1,679,950
Selling and marketing	2,032,729	1,433,527
General and administrative	509,318	505,326

	$4,973,347	$4,128,106

The Company began issuing restricted stock in 2006. During the three months ended June 30, 2008, the Company began issuing restricted stock units. During 2006, the Company granted 225,000 shares of restricted stock to certain officers and employees at an average fair value per share at date of grant of $7.06 per share. During 2007, the Company granted a total of 373,000 shares of restricted stock at various times to certain outside directors, officers, employees and non-employee consultants. The fair value of the restricted stock award grants are being expensed at either the fair value per share at date of grant (outside director, officers and employees) or at the fair value per share as of each reporting period (non-employee consultants) which range from $9.87 to $15.30 per share. During the three and six months ended June 30, 2008, the Company granted a total of 78,500 and 460,500 shares of restricted stock, respectively, at various times to certain officers, employees and non-employee consultants. During the three months ended June 30, 2008, the Company granted 40,750 restricted stock units to employees. The fair value per share of the restricted stock award grants are being expensed at either the fair value per share at date of grant (outside director, officers and employees) or at the fair value per share as of each reporting period (non-employee consultants) which range from $7.08 to $9.29 per share.

As of June 30, 2008, an aggregate of 1,099,250 shares of restricted stock/restricted stock units had been issued, of which, 119,695 had vested and 25,000 had been cancelled. As of June 30, 2007, an aggregate of 251,500 shares of restricted stock had been issued, of which, none had vested or been cancelled.

The following table summarizes restricted stock activity during the six months ended June 30, 2008:

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2007	497,650

Granted	382,000
Vested	(12,600)
Canceled	-

Non-Vested at March 31, 2008	867,050

Granted	119,250
Vested	(31,745)
Canceled	-

Non-Vested at June 30, 2008	954,555

Index

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

As of June 30, 2008, there was approximately $17,674,375, of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s stock plans.

(3) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three and six months ended June 30, 2008 and 2007, and the location of long-lived assets as of June 30, 2008 and December 31, 2007, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

United States	$13,204,111	$12,325,435	$28,085,853	$24,070,183
Asia	3,241,326	2,174,322	5,915,773	4,060,086
Other international	5,781,509	3,250,787	10,031,980	5,960,953

Total revenues	$22,226,946	$17,750,544	$44,033,606	$34,091,222

	June 30,	December 31,
	2008	2007

Long-lived assets:
United States	$20,420,291	$18,483,889
Asia	1,921,265	1,720,098
Other international	628,884	499,632

Total long-lived assets	$22,970,440	$20,703,619

Index

(4) Stock Repurchase Program

In October 2001, the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s outstanding common stock. On February 6, 2008, the Company’s Board of Directors increased the authorization to repurchase the Company’s outstanding common stock from two million shares to five million shares in the aggregate. On July 22, 2008, the Company’s Board of Directors increased the authorization to repurchase the Company’s outstanding common stock from five million shares to eight million shares in the aggregate and as a result, as of July 22, 2008, the Company could purchase up to 4,255,900 shares of its common stock. The repurchases may be made from time to time in open market transactions in such amounts as determined at the discretion of the Company’s management. The terms of the stock repurchases will be determined by management based on market conditions.

During the three months ended June 30, 2008, the Company repurchased 800,000 shares of its common stock in open market purchases for a total cost of $6,871,532. During the six months ended June 30, 2008, the Company repurchased 2,560,000 shares of its common stock in open market purchases for a total cost of $21,348,409. There were no stock repurchases during the three and six months ended June 30, 2007. As of June 30, 2008, the Company had repurchased a total of 3,744,100 shares of its common stock at an aggregate purchase price of $30,402,233, and had the authorization to repurchase an additional 1,255,900 shares of its common stock before the July 22, 2008 increased authorization.

(5) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in February 2012. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2008 through 2011. The following is a schedule of future minimum lease payments for all operating leases as of June 30, 2008:

2008	$1,233,311
2009	2,167,902
2010	1,867,745
2011	1,255,900
2012	209,230
$6,734,088

The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results.

On December 31, 2007, the Company entered into an Employment Agreement (“Employment Agreement”) with ReiJane Huai. Pursuant to the Employment Agreement, the Company agreed to continue to employ Mr. Huai as President and Chief Executive Officer of the Company effective January 1, 2008 through December 31, 2010, at annual salaries of $310,000, $341,000 and $375,100 for calendar years 2008, 2009 and 2010, respectively. The Employment Agreement also provides for the payment of annual bonuses to Mr. Huai, in the form of shares of the Company’s restricted stock, based on the Company’s operating income (or “bonus targets” as defined in the Employment Agreement) and for certain other contingent benefits set forth in the Employment Agreement. Pursuant to the Employment Agreement, the 2008 annual bonus of restricted stock due to Mr. Huai shall be issued within seventy-five (75) days of the end of fiscal 2008, assuming the bonus targets are achieved. The restricted stock is subject to a three-year vesting period commencing from the date of grant. During the three and six months June 30, 2008, and in accordance SFAS No. 123(R), the Company recognized approximately $116,000 and $184,000, respectively, of share-based compensation expense, which was classified as a liability award within the Company’s condensed consolidated balance sheets, based upon the Company’s projected bonus award due to Mr. Huai for 2008.

Index

 (6) Income Taxes

The Company’s provision for income taxes consists primarily of U.S. and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The Company’s 2008 annual effective tax rate is estimated to be approximately 39% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the six months ended June 30, 2008, the Company recorded a provision for income taxes of $1,376,527, which consisted of U.S., state and local and foreign taxes and included a discrete item associated with disqualifying dispositions of incentive stock options of $47,621. During the six months ended June 30, 2007, the Company’s income tax benefit was $83,537, which consisted primarily of U.S. federal alternative minimum taxes and state minimum taxes that were expected to be incurred primarily as a result of the then limitations on the Company’s ability to utilize net operating losses under the alternative minimum tax system and the non-deductibility of certain share-based compensation expense for income tax purposes that had been recognized for financial statement purposes and foreign taxes. In addition, the income tax benefit recorded during the six months ended June 30, 2007 included discrete items for (i) $57,058 related to state income taxes incurred in periods prior to 2007, (ii) $120,000 related to a change in the Company’s estimate of amounts due in certain foreign jurisdictions for periods prior to 2007, based upon the Company’s evaluation of information obtained in 2007, and (iii) $341,361 of benefit associated with disqualifying dispositions of incentive stock options.

The Company’s total unrecognized tax benefits as of June 30, 2008 and December 31, 2007 were each approximately $4.4 million, which, if recognized, would affect the Company’s effective tax rate.  As of June 30, 2008, the Company had approximately $47,688 of accrued interest and penalties.

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

 Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds totaling $9.7 million, and government treasuries totaling $9.5 million, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes commercial paper totaling $2.4 million, and government securities and corporate bonds totaling $18.6 million, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.  The Level 3 category includes $1.4 million of auction rate securities, which are included within long-term marketable securities in the condensed consolidated balance sheets.

SFAS No. 157 requires the use of observable market data if such data is available without undue cost and effort.

Index

Measurement of Fair Value

The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon financial models that use, where possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using financial generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. However, due to recent events in the U.S. credit markets, the auction events for these securities held by the Company failed commencing in the first quarter of 2008, and continued to fail through the second quarter of 2008. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis and  other type of valuation model as of June 30, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

       As of June 30, 2008, the Company recorded an unrealized loss of $113,350 to accumulated other comprehensive loss as a result of the declines in the fair value of auction rate securities. The auction rate securities at June 30, 2008, totaled $1,500,000 (at par value), and are collateralized by student loan portfolios, which are almost fully guaranteed by the United States government. Because there is no assurance that auctions for these securities will be successful in the near term as of June 30, 2008, $1,389,146 of the auction rates securities are classified as long-term investments. Any future fluctuation in the fair value related to these securities that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss, net of tax. If at any time in the future the Company determines that a valuation adjustment is other-than-temporary, it will record a charge to earnings in the period of determination.

Index

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at June 30, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in
		Active Markets for	Significant other	Significant Unobservable
		Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$9,742,142	$9,742,142	$-	$-
Commercial paper	2,369,374	-	2,369,374	-

Marketable securities:
Government treasuries	9,547,628	9,547,628	-	-
Corporate bonds and government securities	18,592,747	-	18,592,747	-
Auction rate securities	1,389,146	-	-	1,389,146

Total assets measured at fair value	$41,641,037	$19,289,770	$20,962,121	$1,389,146

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis and other type of valuation model during the first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 on January 1, 2008. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at June 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Auction Rate Securities

Balance at December 31, 2007	$-
Transfers to Level 3	1,502,496
Total unrealized losses in accumulated other
comprehensive loss	(113,350)
Balance at June 30, 2008	$1,389,146

(8) Subsequent Events

On July 1, 2008, the Company acquired certain assets of World Venture Limited (“World Venture”), a network storage software business based in Hong Kong, at an aggregate purchase price of $1.7 million before transaction and closing costs. The Company will account for the acquisition under the purchase method of accounting and will allocate the purchase price to the assets acquired based upon their estimated fair value on the acquisition date. The impact of the World Venture acquisition is not anticipated to be material to the Company’s consolidated financial statements.

On July 1, 2008, pursuant to the FalconStor Software, Inc., 2006 Incentive Stock Plan, as amended, the total shares available for issuance under the 2006 Plan increased by 2,368,287 shares to 2,397,643 shares available for issuance as of July 1, 2008 (see Note (2) Share-Based Payment Arrangements for further details.)

On July 22, 2008, the Company’s Board of Directors increased the authorization to repurchase the Company’s outstanding common stock from five million shares to eight million shares in the aggregate. The repurchases may be made from time to time in open market transactions in such amounts as determined at the discretion of the Company’s management. The terms of the stock repurchases will be determined by management based on market conditions (see Note (4) Stock Repurchase Program.)

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

OVERVIEW

While we continued to show revenue and operating income growth on both a year-over-year and a quarter-over-quarter basis, revenues for the second quarter of 2008 failed to meet our expectations.  The shortfall resulted directly from lower than projected revenues from one of our OEM customers as a result of their product transition.  In all other areas, we continue to experience solid growth and although there can be no assurance, we expect revenues from this OEM to rebound in the third and fourth quarters as their new product – which continues to integrate our Virtual Tape Library software – is introduced.

Despite the lower than expected OEM revenue, revenues for the second quarter of 2008 increased 25% to $22.2 million compared with revenues of $17.8 million in the second quarter of 2007. Even though revenue from one OEM fell short of our expectations, revenues from all of our OEM partners combined still increased as compared with both the second quarter of 2007 and the first quarter of 2008. Revenues from our resellers increased 42% compared with the same period last year and also increased compared with the first quarter of 2008.  We were pleased with the strong growth in revenues from our resellers.

EMC Corporation accounted for 18% of our revenues in the quarter. We continue to anticipate that EMC will account for 20% or more of our revenues for the full year 2008.  Sun Microsystems accounted for 15% of our revenues in the second quarter of 2008 after not being a 10% customer in the first quarter. We continue to anticipate that Sun will account for 10% or more of our revenues for the full year 2008.

In addition to increased revenues, the other indicators we use to assess our performance and growth continued to be positive.

We had net income of $0.8 million for the three months ended June 30, 2008. This positive result includes $2.6 million of share-based compensation expense related to SFAS No. 123(R). Cash flows from operations in the second quarter of 2008 were again positive. We continue to believe that our ability to fund our own growth internally bodes well for our long-term success.

 Deferred revenue at June 30, 2008 increased 17%, compared with the balance at June 30, 2007. We consider the continued growth of our deferred revenue as an important indicator of the success of our products. We believe that support and maintenance renewals, which comprise the majority of our deferred revenue, indicate satisfaction with our products and our support organization from our end users.

Operating expenses increased by $4.2 million, or 24%, compared with the second quarter of 2007. Operating expenses include $2.6 million in share-based compensation expense for the second quarter of 2008, and $1.9 million in share-based compensation expense for the second quarter of 2007. We are pleased that our revenues, on both an absolute and a percentage basis, continue to grow at a higher rate than our expenses, although we will continue to monitor expenses carefully.

Our gross margins decreased to 84% for the second quarter of 2008 from 86% for the second quarter of 2007. The major contributors to the decline in gross margins were hardware expense and compensation expense.

Index

The cost of hardware resold with our software solutions was higher in the quarter, relative to the price at which the hardware was resold, than in the same period in 2007. Compensation expense increased due to higher headcount in our technical support and post-sales support groups to support our continued growth. Share-based compensation expense within cost of maintenance, software services and other revenue was 2% of revenue in the second quarter of 2008 and 1% of revenue in the second quarter of 2007.

For the second quarter of 2008, we recorded income tax expense of $0.4 million compared with a benefit of $0.3 million for the second quarter of 2007.  Due to the previous use of net operating loss carryforwards, 2008 will be the first year in which our earnings will reflect the full impact of the federal, state, local and foreign taxes to which we are subject. We are projecting that the combined federal, state, local and foreign effective tax rate will be approximately 39%.

At June 30, 2008, we had 462 employees compared with 394 employees at June 30, 2007. We plan to continue adding research and development and sales and support personnel, both in the United States and worldwide, as necessary. We also plan to continue investing in infrastructure, including both equipment and property.

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

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2007.

Revenues for the three months ended June 30, 2008 increased 25% to $22.2 million compared with $17.8 million for the three months ended June 30, 2007. Our operating expenses increased 24% from $17.3 million for the three months ended June 30, 2007 to $21.5 million for the three months ended June 30, 2008. Included in our operating expenses for the three months ended June 30, 2008 and 2007 was $2.6 million and $1.9 million, respectively, of share-based compensation expense in accordance with SFAS No. 123(R). Net income for the three months ended June 30, 2008 was $0.8 million compared with a net income of $1.4 million for the three months ended June 30, 2007. Included in our net income for the three months ended June 30, 2008 and 2007, was an income tax expense of $0.4 million and an income tax benefit of $0.3 million, respectively. The growth in revenues was due to increases in all of our revenue sources: software license revenue, maintenance revenues and software services and other revenues. The increase in revenues was primarily driven by increases in (i) demand for our network storage solution software, (ii) maintenance revenue from new and existing customers and (iii) sales to our resellers, direct end-users and OEM partners. Revenue contribution from our OEM partners increased in absolute dollars for the three months ended June 30, 2008 as compared with the same period in 2007. Revenue from resellers, distributors and direct end-users increased in both absolute dollars and as a percentage of total revenue for the three months ended June 30, 2008 as compared with the same period in 2007. Expenses increased in all aspects of our business to support our continued growth. In support of our continued growth and expansion both domestically and internationally, we increased our worldwide headcount to 462 employees as of June 30, 2008, as compared with 394 employees as of June 30, 2007. Finally, we continue to invest in our infrastructure by increasing our capital expenditures particularly with purchases of equipment for support of our existing and future product offerings.

Index

Revenues

	Three months ended June 30,
	2008	2007
Revenues:
Software license revenue	$15,018,364	$11,980,480
Maintenance revenue	5,521,881	4,535,780
Software services and other revenue	1,686,701	1,234,284

Total Revenues	$22,226,946	$17,750,544

Year-over-year Percentage Growth
Software license revenue	25%	37%
Maintenance revenue	22%	56%
Software services and other revenue	37%	19%

Total percentage growth	25%	40%

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

Software license revenue increased 25% from $12.0 million for the three months ended June 30, 2007 to $15.0 million for the three months ended June 30, 2008. Software license revenue represented 68% of our total revenues for the three months ended June 30, 2008 and 67% of our total revenues for the same period in 2007. As a result of broader market acceptance of our software applications, new product offerings and increased demand for our products from our expanding base of customers, we continue to experience increased sales from our OEM, reseller partners and direct end-users, which were the primary drivers of the increase in software license revenue. Overall, software license revenue increased from our OEM partners, direct end-users and resellers. In particular, gross software license revenues from our resellers increased 41% compared with the same period last year and also increased compared with the first quarter of 2008. We expect our software license revenue to continue to grow in future periods.

Maintenance revenue

Maintenance revenue is comprised of software maintenance and technical support services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Maintenance revenues increased 22% from $4.5 million for the three months ended June 30, 2007 to $5.5 million for the three months ended June 30, 2008.

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

Index

Software services and other revenue

Software services and other revenues are comprised of professional services primarily related to the implementation of our software, engineering services, and sales of computer hardware. Professional services revenue is recognized in the period that the related services are performed. Revenue from engineering services is primarily related to customizing software product masters for some of our OEM partners. Revenue from engineering services is recognized in the period in which the services are completed. During the three months ended June 30, 2008 and June 30, 2007, we had transactions in which we purchased hardware and bundled this hardware with our software and sold this bundled solution to our customer base. A portion of the contractual fees is recognized as revenue when the hardware or software is delivered to the customer based on the relative fair value of the delivered element(s). Software services and other revenue increased 37% from $1.2 million for the three months ended June 30, 2007 to $1.7 million for the three months ended June 30, 2008.

The increase in software services and other revenue was due to a increases in (i) bundled hardware solutions we sold, which increased from $0.7 million for the three months ended June 30, 2007 to $0.9 million for the same period in 2008, and (ii) growth in our professional services sales, which increased from $0.5 million for the three months ended June 30, 2007 to $0.8 million for the same period in 2008. This increase in professional services revenue was related to the increase in our software license customers who elected to purchase professional services and/or the number of professional services contracts that were completed during the quarter. We expect professional services revenues to vary from quarter to quarter based upon the number of customers who elect to utilize our professional services upon purchasing our software licenses. The bundled solutions revenue will vary from quarter to quarter based upon the number of customers who wish to have us bundle hardware with our software for one complete solution.

Cost of Revenues

	Three months ended June 30,
	2008	2007
Total Revenues:	$22,226,946	$17,750,544

Cost of maintenance, software services
and other revenue	$3,585,404	$2,486,336
Gross Profit	$18,641,542	$15,264,208

Gross Margin	84%	86%

Cost of maintenance, software services and other revenue

Cost of maintenance, software services and other revenues consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, amortization of purchased and capitalized software and share-based compensation expense associated with SFAS No. 123(R). Cost of maintenance, software services and other revenues also includes the cost of hardware purchased that was resold. Cost of maintenance, software services and other revenues for the three months ended June 30, 2008 increased by 44% to $3.6 million compared with $2.5 million for the same period in 2007. The increase in cost of maintenance, software services and other revenue was primarily due to the increase in (i) personnel and related costs, and (ii) the number of transactions in which we bundled purchased hardware with our software and sold the bundled solution, resulting in increased hardware costs for the three months ended June 30, 2008 as compared with the same period in 2007. As a result of our increased sales from maintenance and support contracts, we hired additional employees to provide technical support. Our cost of maintenance, software services and other revenue will continue to grow in absolute dollars as our revenues from these services also increase.

Gross profit increased  $3.4 million from $15.3 million for the three months ended June 30, 2007 to $18.6 million for the three months ended June 30, 2008. Gross margins decreased from 86% for the three months ended June 30, 2007 to 84% for the three months ended June 30, 2008. Even though our gross profit increased due to our continued revenue growth, our gross margins decreased. Generally, our gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) timing of changes in personnel headcount and related costs, (iii) our mix of product offerings and services, and (iv) costs related to the procurement of hardware for our bundled solutions.

Index

Share-based compensation expense included in the cost of maintenance, software services and other revenue increased in absolute dollars to $0.4 million for the three months ended June 30, 2008, from $0.2 million for the same period in 2007. Share-based compensation expense was equal to 2% and 1% of revenue for the three months ended June 30, 2008 and 2007, respectively.

Software Development Costs

Software development costs consist primarily of personnel costs for product development personnel, share-based compensation expense associated with SFAS No. 123(R), and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing.  Software development costs increased 17% to $6.2 million for the three months ended June 30, 2008 from $5.3 million in the same period in 2007. The major contributing factors to the increase in software development costs were higher salary and personnel related costs as a result of increased headcount to enhance and test our core network storage software product and the development of new innovative features and options. Share-based compensation expense included in software development costs increased in absolute dollars to $0.9 million from $0.8 million for the three months ended June 30, 2008 and June 30, 2007, respectively. Share-based compensation expense included in software development costs was equal to 4% of revenue for both the three months ended June 30, 2008 and 2007, respectively. We intend to continue recruiting and hiring product development personnel to support our software development process.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense associated with SFAS No. 123(R), travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased 27% to $9.6 million for the three months ended June 30, 2008 from $7.5 million for the same period in 2007. The increase in selling and marketing expenses was primarily due to (i) higher commissions paid as a result of our 25% increase in revenue, (ii) higher salary and personnel related costs as a result of increased sales and marketing headcount and (iii) higher advertising and marketing related expenses as a result of our new product offerings/enhancements, new product branding and related advertising and marketing of such initiatives. Share-based compensation expense included in selling and marketing increased in absolute dollars to $1.0 million from $0.7 million for the three months ended June 30, 2008 and June 30, 2007, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 5% and 4% of revenue for the three months ended June 30, 2008 and 2007, respectively. In addition, we continued to hire new sales and sales support personnel and to expand our worldwide presence to accommodate our anticipated revenue growth. We anticipate that as we continue to grow sales, our sales and marketing expenses will continue to increase in support of such sales growth.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense associated with SFAS No. 123(R), public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs.  General and administrative expenses increased 8% to $2.1 million for the three months ended June 30, 2008 from $1.9 million for the same period in 2007. Increased compensation and personnel related costs as a result of increased headcount to support our general and administrative needs was offset by decreases in professional fees and various administrative expenses during the three months ended June 30, 2008 as compared with the same period in 2007. Share-based compensation expense included in general and administrative expenses increased in absolute dollars to $0.3 million from $0.2 million for the three months ended June 30, 2008 and June 30, 2007, respectively. Share-based compensation expense included in general and administrative expenses was equal to 1% of revenue for both the three months ended June 30, 2008 and 2007, respectively.  Additionally, as our revenue and number of employees increase, our overall general corporate overhead costs have generally increased and are likely to continue to increase.

Index

Interest and Other Income

We invest our cash primarily in money market funds, commercial paper, government securities and corporate bonds. As of June 30, 2008, our cash, cash equivalents and marketable securities totaled $53.7 million compared with $56.2 million as of June 30, 2007. Interest and other income decreased to $0.4 million for the three months ended June 30, 2008 compared with $0.6 million for the three months ended June 30, 2007. The decrease in interest income was primarily related to (i) a decrease in our cash, cash equivalents and marketable securities balances as a result of our repurchase of 2,560,000 shares of our common stock at a total  cost of $21.3 million during 2008, and (ii) lower interest rates on average cash balance invested during the three months ended June 30, 2008 as compared with the same period in 2007.

Income Taxes

Our provision for income taxes consists primarily of U.S. and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended June 30, 2008, our provision for income taxes was $0.4 million, which consisted of U.S., state and local and foreign taxes. For the three months ended June 30, 2007, we recorded an income tax benefit of $0.3 million, which consisted primarily of U.S. federal alternative minimum taxes and state minimum taxes that were expected to be incurred primarily as a result of the then limitations on our ability to utilize net operating losses under the alternative minimum tax system and the non-deductibility of certain share-based compensation expense for income tax purposes that had been recognized for financial statement purposes and foreign taxes. In addition, the income tax benefit recorded during the three months ended June 30, 2007 included discrete items of $0.3 million of benefits associated with disqualifying dispositions of incentive stock options.

As of January 1, 2008, we had approximately $5.1 million of federal net operating loss carryforwards available to offset future taxable income and have utilized approximately $3.5 million through June 30, 2008. These net operating loss carryforwards relate to excess compensation deductions from exercises of stock options and the resulting benefits will be credited to additional-paid-in-capital when realized. As of June 30, 2008 and December 31, 2007, our deferred tax asset, net of a valuation allowance was $9.8 million.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2007.

Revenues for the six months ended June 30, 2008 increased 29% to $44.0 million compared with $34.1 million for the six months ended June 30, 2007. Our operating expenses increased 21% from $34.4 million for the six months ended June 30, 2007 to $41.5 million for the six months ended June 30, 2008. Included in our operating expenses for the six months ended June 30, 2008 and 2007 was $5.0 million and $4.1 million, respectively, of share-based compensation expense in accordance with SFAS No. 123(R). Net income for the six months ended June 30, 2008 was $2.1 million compared with a net income of $0.8 million for the six months ended June 30, 2007. Included in our net income for the six months ended June 30, 2008 and 2007, was an income tax expense of $1.4 million and an income tax benefit of $0.1 million, respectively. The growth in revenues was due to significant growth in both our software license revenue and maintenance revenues and moderate growth in our software services and other revenues. The increase in revenues was primarily driven by increases in (i) demand for our network storage solution software, (ii) maintenance revenue from new and existing customers and (iii) sales to our resellers, direct end-users and OEM partners. Revenue contribution from our OEM partners increased in absolute dollars for the six months ended June 30, 2008 as compared with the same period in 2007. Revenue from resellers, distributors and direct end-users increased in both absolute dollars and as a percentage of total revenue for the six months ended June 30, 2008 as compared with the same period in 2007. Expenses increased in all aspects of our business to support our continued growth, except for general and administrative, for which expenses remained consistent. In support of our continued growth and expansion both domestically and internationally, we increased our worldwide headcount to 462 employees as of June 30, 2008, as compared with 394 employees as of June 30, 2007. Finally, we continue to invest in our infrastructure by increasing our capital expenditures particularly with purchases of equipment for support of our existing and future product offerings.

Index

Revenues

	Six months ended June 30,
	2008	2007
Revenues:
Software license revenue	$30,337,283	$22,417,985
Maintenance revenue	10,636,128	8,869,319
Software services and other revenue	3,060,195	2,803,918

Total Revenues	$44,033,606	$34,091,222

Year-over-year Percentage Growth
Software license revenue	35%	56%
Maintenance revenue	20%	61%
Software services and other revenue	9%	42%

Total percentage growth	29%	56%

Software license revenue

Software license revenue increased 35% from $22.4 million for the six months ended June 30, 2007 to $30.3 million for the six months ended June 30, 2008. Software license revenue represented 69% of our total revenues for the six months ended June 30, 2008 and 66% of our total revenues for the same period in 2007. As a result of broader market acceptance of our software applications, new product offerings and increased demand for our products from our expanding base of customers, we continue to experience increased sales from our OEM, reseller partners and direct end-users, which were the primary drivers of the increase in software license revenue. Overall, software license revenue increased from our OEM partners, direct end-users and resellers. In particular, gross software license revenues from our resellers increased 53% compared with the same period last year. We expect our software license revenue to continue to grow in future periods.

Maintenance revenue

Maintenance revenues increased 20% from $8.9 million for the six months ended June 30, 2007 to $10.6 million for the six months ended June 30, 2008. The major factor behind the increase in maintenance revenue was an increase in the number of maintenance and technical support contracts we sold. As we are in business longer, and as we license more software to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. We expect our maintenance revenue to continue to increase primarily because  (i) the majority of our new customers purchase maintenance and support contracts, and (ii) the majority of our growing existing customer base renewed their maintenance and support contracts after their initial contracts expired.

Software services and other revenue

During the six months ended June 30, 2008 and June 30, 2007, we had transactions in which we purchased hardware and bundled this hardware with our software and sold this bundled solution to our customer base. A portion of the contractual fees is recognized as revenue when the hardware or software is delivered to the customer based on the relative fair value of the delivered element(s). Software services and other revenue increased 9% from $2.8 million for the six months ended June 30, 2007 to $3.1 million for the six months ended June 30, 2008.

Index

The increase in software services and other revenue was primarily due to growth in our professional services sales, which increased from $0.8 million for the six months ended June 30, 2007 to $1.2 million for the same period in 2008. This increase in professional services revenue was related to the increase in our software license customers who elected to purchase professional services and/or the number of professional services contracts that were completed during the quarter. We expect professional services revenues to vary from quarter to quarter based upon the number of customers who elect to utilize our professional services upon purchasing our software licenses. The increase in our professional services was offset by a decrease in bundled hardware solutions we sold, which decreased from $2.0 million for the six months ended June 30, 2007 to $1.9 million for the same period in 2008. The bundled solutions revenue will vary from quarter to quarter based upon the number of customers who wish to have us bundle hardware with our software for one complete solution.

Cost of Revenues

	Six months ended June 30,
	2008	2007
Total Revenues:	$44,033,606	$34,091,222

Cost of maintenance, software services
and other revenue	$6,899,892	$5,256,160
Gross Profit	$37,133,714	$28,835,062

Gross Margin	84%	85%

Cost of maintenance, software services and other revenue

Cost of maintenance, software services and other revenues for the six months ended June 30, 2008 increased by 31% to $6.9 million compared with $5.3 million for the same period in 2007. The increase in cost of maintenance, software services and other revenue was primarily due to the increase in (i) personnel and related costs, and (ii) the increased hardware costs associated with the transactions in which we bundled purchased hardware with our software and sold the bundled solution, resulting in increased hardware costs for the six months ended June 30, 2008 as compared with the same period in 2007. As a result of our increased sales from maintenance and support contracts, we hired additional employees to provide technical support. Our cost of maintenance, software services and other revenue will continue to grow in absolute dollars as our revenues from these services also increase.

Gross profit increased  $8.3 million from $28.8 million for the six months ended June 30, 2007 to $37.1 million for the six months ended June 30, 2008. Gross margins decreased from 85% for the six months ended June 30, 2007 to 84% for the six months ended June 30, 2008. Even though our gross profit increased due to our continued revenue growth, our gross margins decreased. Generally, our gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) timing of changes in personnel headcount and related costs, (iii) our mix of product offerings and services, and (iv) costs related to the procurement of hardware for our bundled solutions. Share-based compensation expense included in the cost of maintenance, software services and other revenue increased in absolute dollars to $0.7 million for the six months ended June 30, 2008, from $0.5 million for the same period in 2007. Share-based compensation expense was equal to 2% and 1% of revenue for the six months ended June 30, 2008 and 2007, respectively.

Software Development Costs

Software development costs increased 12% to $12.1 million for the six months ended June 30, 2008 from $10.9 million in the same period in 2007. The major contributing factors to the increase in software development costs were higher salary and personnel related costs as a result of increased headcount to enhance and test our core network storage software product and the development of new innovative features and options. Share-based compensation expense included in software development costs increased to $1.8 million from $1.7 million for the six months ended June 30, 2008 and 2007, respectively. Share-based compensation expense included in software development costs was equal to 4% and 5% of revenue for the six months ended June 30, 2008 and 2007, respectively. We intend to continue recruiting and hiring product development personnel to support our software development process.

Index

Selling and Marketing

Selling and marketing expenses increased 28% to $18.5 million for the six months ended June 30, 2008 from $14.5 million for the same period in 2007. The increase in selling and marketing expenses was primarily due to (i) higher commissions paid as a result of our 29% increase in revenue, (ii) higher salary and personnel related costs as a result of increased sales and marketing headcount and (iii) higher advertising and marketing related expenses as a result of our new product offerings/enhancements, new product branding and related advertising and marketing of such initiatives. Share-based compensation expense included in selling and marketing increased in absolute dollars to $2.0 million from $1.4 million for the six months ended June 30, 2008 and 2007, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 5% and 4% of revenue for the six months ended June 30, 2008 and 2007, respectively. In addition, we continued to hire new sales and sales support personnel and to expand our worldwide presence to accommodate our anticipated revenue growth. We anticipate that as we continue to grow sales, our sales and marketing expenses will continue to increase in support of such sales growth.

General and Administrative

General and administrative increased 3% to $4.0 million for the six months ended June 30, 2008 from $3.9 million for the same period in 2007. Increased compensation and personnel related costs as a result of increased headcount to support our general and administrative needs. These increases were offset by (i) decreases in our professional fees during the six months ended June 30, 2008, as a result of certain tax related activities which commenced and were completed during fiscal year 2007 and (ii) decreases in various administrative expenses during the six months ended June 30, 2008 as compared with the same period in 2007. Share-based compensation expense included in general and administrative expenses remained consistent in absolute dollars at $0.5 million for both the six months ended June 30, 2008 and 2007. Share-based compensation expense included in general and administrative expenses was equal to 1% of revenue for both the six months ended June 30, 2008 and 2007.  Additionally, as our revenue and number of employees increase, our overall general corporate overhead costs have generally increased and are likely to continue to increase.

Interest and Other Income

We invest our cash primarily in money market funds, commercial paper, government securities and corporate bonds. As of June 30, 2008, our cash, cash equivalents and marketable securities totaled $53.7 million compared with $56.2 million as of June 30, 2007. Interest and other income decreased to $1.0 million for the six months ended June 30, 2008 compared with $1.1 million for the six months ended June 30, 2007. The decrease in interest income was primarily related to (i) a decrease in cash, cash equivalents and marketable securities balances as a result of our repurchase of 2,560,000 shares of our common stock at a total cost of $21.3 million during 2008, and (ii) lower interest rates on average cash balance invested during the six months ended June 30, 2008 as compared with the same period in 2007.

Income Taxes

Our provision for income taxes consists primarily of U.S. and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the six months ended June 30, 2008, our provision for income taxes was $1.4 million, which consisted of U.S., state and local and foreign taxes. For the six months ended June 30, 2007, we recorded an income tax benefit of $0.1 million, which consisted primarily of U.S. federal alternative minimum taxes and state minimum taxes that were expected to be incurred primarily as a result of the then limitations on our ability to utilize net operating losses under the alternative minimum tax system and the non-deductibility of certain share-based compensation expense for income tax purposes that had been recognized for financial statement purposes and foreign taxes. In addition, the income tax benefit recorded during the six months ended June 30, 2007 included discrete items for (i) $57,058 related to state income taxes incurred in periods prior to 2007, (ii) $120,000 related to a change in our estimate of amounts due in certain foreign jurisdictions for periods prior to 2007, based upon our evaluation of information obtained in 2007, and (iii) $0.3 million of benefit associated with disqualifying dispositions of incentive stock options.

Index

As of January 1, 2008, we had approximately $5.1 million of federal net operating loss carryforwards available to offset future taxable income and have utilized approximately $3.5 million through June 30, 2008. These net operating loss carryforwards relate to excess compensation deductions from exercises of stock options and the resulting benefits will be credited to additional-paid-in-capital when realized. As of June 30, 2008 and December 31, 2007, our deferred tax asset, net of a valuation allowance was $9.8 million.

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

Deferred Income Taxes. Consistent with the provisions of SFAS No. 109, we regularly estimate our ability to recover deferred income taxes, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable, and we have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes, as well as estimating foreign tax credits. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of June 30, 2008 and December 31, 2007, our deferred tax asset, net of a valuation allowance, was $9.8 million.

Accounting for Share-Based Payments. As discussed further in Note (2) Share-Based Payment Arrangements, to our unaudited condensed consolidated financial statements, we account for stock-based awards under SFAS No. 123(R).

Index

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued after December 31, 2007 was determined pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 110. The expected term of the awards issued prior to January 1, 2008, was determined using the “simplified method” prescribed in SAB No. 107. Additionally, we estimate forfeiture rates based primarily upon historical experiences, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends, and recognize the effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three and six months ended June 30, 2008 and 2007 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of the provisions of SFAS No. 162 is not anticipated to materially impact our consolidated financial statements.

Index

LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
	2008	2007
Cash provided by (used in):
Operating activities	$13,038,184	$11,575,045
Investing activities	4,743,339	(7,951,978)
Financing activities	(19,227,409)	6,574,614
Effect of exchange rate changes	114,552	(77,046)

Net (decrease) increase in cash and cash equivalents	$(1,331,334)	$10,120,635

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balances as of June 30, 2008 totaled $53.7 million compared with $62.9 million as of December 31, 2007. Cash and cash equivalents totaled $30.9 million and marketable securities totaled $22.8 million at June 30, 2008. As of December 31, 2007, we had $32.2 million in cash and cash equivalents and $30.7 million in marketable securities.

During the six months ended June 30, 2008, we continued making investments in our infrastructure to support our current and long-term growth. We increased our total number of employees as well as our investments in property and equipment to support our growth. As we continue to grow, we will continue to make investments in property and equipment and we will need to continue to increase our headcount. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions and if the right opportunity presents itself, we may continue to use our cash for these purposes. On July 1, 2008, we purchased certain assets of World Venture Limited for an aggregate purchase price of $1.7 million before transaction and closing costs (see Note (8) Subsequent Events, to our unaudited condensed consolidated financial statements.) However, as of the date of this filing, with the exception of the aforementioned acquisition of World Venture Limited, we have no other agreements, commitments or understandings with respect to any such acquisitions.

We currently do not have any debt and our only significant commitments are related to our office leases.

In October 2001, our Board of Directors authorized the repurchase of up to two million shares of our outstanding common stock.  On February 6, 2008, our Board of Directors increased the authorization to repurchase our outstanding common stock from two million shares to five million shares in the aggregate. On July 22, 2008, our Board of Directors again increased the authorization to repurchase our outstanding common stock from five million shares to eight million shares in the aggregate. During the six months ended June 30, 2008, we repurchased 2,560,000 shares of our common stock in open market purchases for a total cost of $21,348,409. There were no stock repurchases during the six months ended June 30, 2007. As of June 30, 2008, we had repurchased a total of 3,744,100 shares of our common stock at an aggregate purchase price of $30,402,233, and had the authorization to repurchase an additional 1,255,900 shares of our common stock based upon our judgment and market conditions before the July 22, 2008 increased authorization.

Net cash provided by operating activities totaled $13.0 million for the six months ended June 30, 2008, compared with net cash provided by operating activities of $11.6 million for the same period in 2007. The increase in net cash provided by operating activities during the six months ended June 30, 2008, as compared with the same period in 2007, was primarily related to the growth in our net income adjusted for: (i) the impact of non-cash charges, particularly relating to stock-based compensation, depreciation and amortization and provision for doubtful accounts; and (ii) adjustments for net changes in operating assets and liabilities, particularly changes in our accounts receivable, deferred revenues, and accrued expenses. These amounts were primarily offset by the adjustment for the impact from the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options. SFAS No. 123(R) requires tax benefits relating to excess stock-based compensation deductions to be presented as cash outflows from operating activities. We recognized tax benefits related to stock-based compensation deductions of $1.3 million for the six months ended June 30, 2008. There were no adjustments for the impact of non-cash income tax benefits for the six months ended June 30, 2007.

Index

Net cash provided by investing activities was $4.7 million for the six months ended June 30, 2008, compared with net cash used in investing activities of $8.0 million for the same period in 2007. Included in investing activities for both the six months ended June 30, 2008 and 2007, are the sales and purchases of our marketable securities. These represent the sales, maturities and reinvestment of our marketable securities. The net cash provided by investing activities from the net sales (purchases) of securities was $7.5 million for the six months ended June 30, 2008 and ($5.1) million for the same period in 2007. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $2.6 million and $2.8 million for the six months ended June 30, 2008 and 2007, respectively. We continually evaluate opportunities to acquire software licenses and we may continue to make similar investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures as we continue to invest in our infrastructure to support our ongoing growth and expansion both domestically and internationally.

Net cash used in financing activities was $19.2 million for the six months ended June 30, 2008, compared with net cash provided by financing activities of $6.6 million for the same period in 2007. Cash outflows from financing activities result from the repurchase of our outstanding common stock. During the six months ended June 30, 2008, we repurchased 2,560,000 shares of our common at an aggregate purchase price of $21.3 million. We did not repurchase any shares of our common stock during the six months ended June 30, 2007. Cash inflows from financing activities primarily results from the proceeds received from the exercise of stock options. We received proceeds from the exercise of stock options of $0.8 million and $6.6 million for the six months ended June 30, 2008 and June 30, 2007, respectively. During the six months ended June 30, 2008, cash inflows from financing activities was also impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options. SFAS No. 123(R) requires tax benefits relating to excess stock-based compensation deductions be presented as cash inflows from financing activities. We recognized tax benefits related to stock-based compensation deductions of $1.3 million for the six months ended June 30, 2008. There were no tax benefits related to stock-based compensation deductions recognized during the six months ended June 30, 2007.

As discussed in Note (7) Fair Value Measurements, to our unaudited condensed consolidated financial statements, we adopted the provisions of SFAS No. 157 effective January 1, 2008. We utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we hold totaling $1.5 million (at par value) at June 30, 2008.

As of June 30, 2008, $1.5 million (at par value) of our investments was comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. During the first quarter of 2008, we began experiencing failed auctions on auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our unaudited condensed consolidated balance sheet at June 30, 2008.

Our auction rate securities are classified as available-for-sale securities and are reflected at fair value. In prior periods during the auction process, which took place every 28-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS No. 157. However, due to events in credit markets during the first six months of 2008, the auction events for most of these instruments failed, and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Due to these events, we reclassified these instruments as Level 3 during the first six months of 2008 and recorded a temporary unrealized decline in fair value in the aggregate of approximately $113,000, with an offsetting entry to accumulated other comprehensive loss, net of tax. We currently believe that this temporary decline in fair value is primarily due to liquidity concerns, because the underlying assets for the majority of securities are almost entirely backed by the U.S. Government.

Index

In addition, our holdings of auction rate securities represented approximately 3% of our cash equivalents, and marketable securities balance at June 30, 2008, which we believe allows us sufficient time for the securities to return to full value. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will re-evaluate each of these factors as market conditions change in subsequent periods.

We currently do not have any debt and our only material cash commitments are related to our office leases. We have an operating lease covering our corporate office facility that expires in February 2012. We also have several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2008 through 2011. Refer to Note (5) Commitments and Contingencies to our unaudited condensed consolidated financial statements.

We believe that our current balance of cash, cash equivalents and marketable securities, and expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

As of June 30, 2008 and December 31, 2007, we had no off-balance sheet arrangements.

Item 3.     Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risks. Our return on our investments in cash, cash equivalents and marketable securities which aggregated to $53.7 million as of June 30, 2008, is subject to interest rate risks. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. If interest rates were to change by 10% from the levels at June 30, 2008, the effect on our financial results would be insignificant.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations have not been material since our inception. If foreign currency exchange rates were to change by 10% from the levels at June 30, 2008, the effect on our other comprehensive income would be insignificant. We do not use derivative financial instruments to limit our foreign currency risk exposure.

 Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal controls over financial reporting occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We tend to have one or more customers account for 10% or more of our revenues during each fiscal quarter.  For the quarter ended June 30, 2008, two customers together accounted for 33% of our revenues. Both of these customers, EMC Corporation, and Sun Microsystems, Inc., are OEM customers. While we believe that we will continue to receive revenues from these customers, our agreements with them do not have any minimum sales requirements and we cannot guarantee continued revenue. If our contract with either one of these customers terminates, or if the volume of sales from these customer significantly declines, it would have a material adverse effect on our operating results.

In addition, as of June 30, 2008, one customer accounted for 10% of our outstanding receivables. While we currently have no reason to doubt the collectibility of these receivables, a business failure or reorganization by this customer could harm our ability to collect this receivable and if we were unable to collect this receivable, it would have a material adverse effect on our cash flow.

Our future quarterly results may fluctuate significantly, which could cause our stock price to decline.

Our previous results are not necessarily indicative of our future performance and our future quarterly results may fluctuate significantly. Historically, information technology spending has been highest in the fourth quarter of each calendar year, and slowest in the first quarter.  Our quarterly results reflected this seasonality in first and second quarters of 2008, and we anticipate that our quarterly results for the remainder of 2008 will show the effects of seasonality as well.

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

Index

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

            Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the reported amount of those sales or earnings.  Significant changes in the value of these foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition or results of operations.

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

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future.  For example, during the trailing twelve months ended June 30, 2008, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $6.85 and $15.30 per share and subsequent to June 30, 2008, the closing market price has been as low as $5.65 per share. The market price of our common stock may be significantly affected by the following factors:

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

Index

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

As of June 30, 2008, we had an aggregate of 10,404,572 outstanding options to purchase our common stock and 954,555 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $6.47 per share. We also had 305,736 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted (excluding an additional 2,368,287 shares of common stock reserved for issuance under the 2006 Plan as of July 1, 2008.) In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan (the “2006 Plan”) is in effect, the number of shares of stock to which options , restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding (as is currently the situation). In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan (see Note (2) Share-Based Payment Arrangements to our unaudited condensed consolidated  financial statements).  As a result of the amendment, on July 1, 2008, we now have 2,674,023 shares of common stock reserved for issuance under our stock plans.

The exercise of all of the outstanding options and/or the vesting of all outstanding restricted shares and restricted stock units and/or the grant and exercise of additional options and/or the grant and vesting of restricted stock and restricted stock units would dilute the then-existing stockholders’ percentage ownership of common stock, and any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by such securities.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased during the quarter ended June 30, 2008:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased Under
	Shares Purchased	Paid per Share	Announced Plan	the Plan at Month End

April 2008	95,000	$8.21	95,000	1,960,900
May 2008	705,000	$8.64	705,000	1,255,900

Total	800,000	$8.59	800,000	1,255,900

Index

On February 6, 2008, the Company announced that its Board of Directors increased its authorization to repurchase the Company’s outstanding common stock from two million shares to five million shares in the aggregate. As of June 30, 2008, the Company had repurchased 3,744,100 shares. The program has no expiration date. On July 22, 2008, the Company’s Board of Directors increased the authorization to repurchase the Company’s outstanding common stock from five million shares to eight million shares in the aggregate and as a result, as of July 22, 2008, the Company could purchase up to 4,255,900 shares of its common stock.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 8, 2008. 46,588,521 shares of Common Stock, 93% of the outstanding shares, were represented in person or by proxy.

Steven R. Fischer was elected to serve as a director of the Company for a term expiring in 2011 with 46,429,253 shares voted in favor, 159,268 shares withheld and 0 broker non-votes.

Alan W. Kaufman was elected to serve as a director of the Company for a term expiring in 2011 with 46,270,740 shares voted in favor, 317,781 shares withheld and 0 broker non-votes.

The terms of office of Company directors ReiJane Huai, Lawrence S. Dolin, Steven L. Bock and Patrick B. Carney did not expire prior to this annual meeting of stockholders and each remains a director of the Company.

An amendment to the FalconStor Software, Inc., 2006 Incentive Stock Plan was approved with 26,503,320 shares voted in favor, 2,309,208 shares voted against, 59,672 shares abstained, and 17,716,321 broker non-votes.

An amendment to the 2007 Outside Directors Equity Compensation Plan was approved with 27,718,707 shares voted in favor, 1,090,090 shares voted against, 63,403 shares abstained, and 17,716,321 broker non-votes.

The selection of KPMG LLP as the independent registered public accounting firm for the Company was ratified with 46,065,530 shares voted in favor, 479,778 shares voted against, 43,213 shares abstained and 0 broker non-votes.

Item 5.             Other Information

On July 24, 2008, we issued a press  release  containing  our  Condensed Consolidated Statement of Operations for the three and six months-ended June 30, 2008, and we  furnished  the  press  release  on a Form  8-K.  Subsequent to the filing of the Form 8-K, we identified an error in the calculation of our non-cash share-based compensation expense.  The error was corrected in our 10-Q, which resulted in additional operating expenses of $330,000, a decrease in our provision for income taxes of $110,000 and a decrease in net income of $220,000.

Item 6.     Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

99.1	FalconStor Software, Inc., 2006 Incentive Stock Plan, as amended

99.2	FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan, as amended

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.

/s/ James Weber
James Weber
Chief Financial Officer, Vice President and Treasurer
(principal financial and accounting officer)

August 11, 2008