Form 10-Q
period 2008-09-30
FALCONSTOR SOFTWARE INC
filed 2008-11-07
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of shares of Common Stock issued and outstanding as of October 31, 2008 was 51,861,535 and 47,117,435.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.                      Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$34,008,721	$32,219,349
Marketable securities	12,673,263	30,684,206
Accounts receivable, net of allowances of $8,204,772 and $8,780,880, respectively	18,090,008	26,141,636
Prepaid expenses and other current assets	1,967,178	1,625,417
Deferred tax assets, net .	3,755,210	3,807,325
Total current assets	70,494,380	94,477,933

Property and equipment, net of accumulated depreciation of $17,126,484 and $13,861,313, respectively	8,064,788	7,945,258
Long-term marketable securities	1,328,000	-
Deferred tax assets, net .	5,976,017	5,969,778
Other assets, net	3,023,958	2,831,878
Goodwill	3,514,139	3,512,796
Other intangible assets, net	2,079,425	443,909

Total assets	$94,480,707	$115,181,552

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$881,536	$1,779,720
Accrued expenses	5,256,438	6,711,231
Deferred revenue, net	15,099,008	14,142,145
Total current liabilities	21,236,982	22,633,096
Other long-term liabilities	248,749	251,094
Deferred revenue, net	5,259,301	4,818,985

Total liabilities	26,745,032	27,703,175
Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 51,853,235 and 51,340,268 shares issued, respectively and 47,109,135 and 50,156,168 shares outstanding, respectively	51,853	51,340
Additional paid-in capital	131,163,309	122,294,782
Accumulated deficit	(24,727,277)	(25,292,001)
Common stock held in treasury, at cost (4,744,100 and 1,184,100 shares, respectively)	(37,775,179)	(9,053,824)
Accumulated other comprehensive loss, net	(977,031)	(521,920)

Total stockholders' equity	67,735,675	87,478,377
Total liabilities and stockholders' equity	$94,480,707	$115,181,552

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Software license revenue	$12,260,527	$12,209,650	$42,597,810	$34,627,635
Maintenance revenue	6,190,467	4,771,952	16,826,595	13,641,271
Software services and other revenue	1,160,499	1,545,935	4,220,694	4,349,853
	19,611,493	18,527,537	63,645,099	52,618,759

Operating expenses:
Cost of maintenance, software services and other revenue	3,459,307	2,886,105	10,359,199	8,142,265
Software development costs	6,246,839	5,647,805	18,359,721	16,505,471
Selling and marketing	9,164,599	6,978,239	27,677,889	21,447,423
General and administrative	2,090,952	1,944,521	6,077,703	5,805,024
	20,961,697	17,456,670	62,474,512	51,900,183
Operating (loss) income	(1,350,204)	1,070,867	1,170,587	718,576

Interest and other income, net	251,955	682,132	1,234,659	1,775,879

(Loss) income before income taxes	(1,098,249)	1,752,999	2,405,246	2,494,455

Provision (benefit) for income taxes	463,995	(4,507,287)	1,840,522	(4,590,824)

Net (loss) income	$(1,562,244)	$6,260,286	$564,724	$7,085,279

Basic net (loss) income per share	$(0.03)	$0.13	$0.01	$0.14

Diluted net (loss) income per share	$(0.03)	$0.12	$0.01	$0.13

Weighted average basic shares outstanding	47,522,085	49,686,430	48,389,670	49,223,884

Weighted average diluted shares outstanding	47,522,085	53,482,577	50,377,370	52,744,600

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$564,724	$7,085,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,693,881	2,831,657
Share-based payment compensation	6,394,693	6,109,955
Non-cash professional services expenses	185,827	125,640
Realized gain on marketable securities	(7,403)	(24,928)
Tax benefit from stock option exercises	(1,616,401)	-
Provision for returns and doubtful accounts	2,053,473	3,459,924
Deferred income taxes	1,840,522	(4,849,277)
Changes in operating assets and liabilities:
Accounts receivable	5,987,234	2,565,015
Prepaid expenses and other current assets	(361,594)	(368,093)
Other assets	(252,759)	(89,787)
Accounts payable	(840,770)	(622,272)
Accrued expenses	(1,548,463)	(666,982)
Deferred revenue	1,378,883	2,486,577

Net cash provided by operating activities	17,471,847	18,042,708

Cash flows from investing activities:
Sales of marketable securities	102,621,894	66,846,390
Purchases of marketable securities	(86,514,853)	(71,228,841)
Purchases of property and equipment	(3,384,057)	(3,920,197)
Purchase of cost method investment	-	(20,000)
Acquisition of assets	(1,680,000)	-
Purchase of software licenses	-	(185,000)
Security deposits	(17,000)	-
Purchase of intangible assets	(264,102)	(191,188)

Net cash provided by (used in) investing activities	10,761,882	(8,698,836)

Cash flows from financing activities:
Payments to acquire treasury stock	(28,721,355)	(3,273,660)
Proceeds from exercise of stock options	790,890	8,265,041
Tax benefit from stock option exercises	1,616,401	-

Net cash (used in) provided by financing activities	(26,314,064)	4,991,381

Effect of exchange rate changes on cash and cash equivalents	(130,293)	39,818

Net increase in cash and cash equivalents	1,789,372	14,375,071

Cash and cash equivalents, beginning of period	32,219,349	15,605,329

Cash and cash equivalents, end of period	$34,008,721	$29,980,400

Cash paid for income taxes	$1,282,614	$254,769

The Company did not pay any interest for the nine months ended September 30, 2008 and 2007.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2008, and the results of its operations for the three and nine months ended September 30, 2008 and 2007. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

(e) Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of September 30, 2008 and December 31, 2007, the Company’s cash equivalents consisted of money market funds and commercial paper, and are recorded at fair value. At September 30, 2008, the fair value of the Company’s cash equivalents, as defined under Financial Accounting Standards Board “FASB” Statement of Financial Accounting Standards “SFAS”, No. 157, Fair Value Measurements, amounted to approximately $28.1 million. As of September 30, 2008 and December 31, 2007, the Company’s marketable securities consisted of corporate bonds, certificate of deposits, auction rate securities and government securities, and are recorded at fair value. As of September 30, 2008, the fair value of the Company’s current marketable securities as defined under SFAS No. 157 was approximately $12.7 million. In addition, at September 30, 2008, the Company had an additional $1.3 million of long-term marketable securities that required a higher level of judgment to determine the fair value, as defined under SFAS No. 157. As of December 31, 2007, the Company’s cash equivalents amounted to approximately $21.3 million, and marketable securities amounted to approximately $30.7 million. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax are reflected as a component of accumulated other comprehensive loss in stockholders’ equity.

As of September 30, 2008, the Company had $1.5 million (at par value) of auction rate securities included within its portfolio of marketable securities. These auction rate notes are classified as available-for-sale, and accordingly, any unrealized gains and losses are reflected as a component of accumulated other comprehensive loss in stockholders’ equity, net of tax. During the nine months ended September 30, 2008, the Company recorded approximately $172,000 of unrealized losses on these auction rate notes. The Company determined the decline in market value below cost to be temporary based upon the Company’s ability to retain the investment over a period of time, which would be sufficient to allow for any recovery in market value. Accordingly, based upon the Company’s intent and ability to retain these investments over a period of time believed to be sufficient to recover the value, it has classified the auction rate securities as long-term marketable securities on its condensed consolidated balance sheet as of September 30, 2008. See Note (7) Fair Value Measurements for additional information.

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

For the three months ended September 30, 2008, the Company had two customers that together accounted for 28% of revenues, and no customers that accounted for 10% of the accounts receivable balance at September 30, 2008. For the three months ended September 30, 2007, the Company had one customer that accounted for 28% of revenues, and one customer that accounted for 16% of the accounts receivable balance at September 30, 2007.

(g)           Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). Depreciation expense was $1,125,121 and $970,307 for the three months ended September 30, 2008 and 2007, respectively. Depreciation expense was $3,259,687 and $2,581,011 for the nine months ended September 30, 2008 and 2007, respectively. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

(h)           Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Consistent with SFAS No. 142, Goodwill and Other Intangible Assets, the Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company’s annual impairment assessment is performed as of December 31st of each year, and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Identifiable intangible assets, which include customer contracts, intellectual property, and patents are amortized over a period ranging from three to five years using the straight-line method. See Note (8) Acquisitions for additional information.

Amortization expense was $188,114 and $58,195 for the three months ended September 30, 2008 and 2007, respectively. Amortization expense was $320,587 and $166,955 for the nine months ended September 30, 2008 and 2007, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
Goodwill:	$3,514,139	$3,512,796

Other intangible assets:
Gross carrying amount	$3,245,596	$1,289,494
Accumulated amortization	(1,166,171)	(845,585)
Net carrying amount	$2,079,425	$443,909

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

Purchased software technology of $132,410 and $246,017, net of accumulated amortization of $5,245,021 and $5,131,414, is included in other assets as of September 30, 2008 and December 31, 2007, respectively.  Amortization expense was $35,869 and $33,869 for the three months ended September 30, 2008 and 2007, respectively and $113,607 and $83,691 for the nine months ended September 30, 2008 and 2007, respectively.

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

(m) Financial Instruments

As of September 30, 2008 and December 31, 2007, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments.

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

(o) Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents. Due to the net loss for the three months ended September 30, 2008, all common stock equivalents of 11,405,212 have been excluded from diluted net loss per share. For the three months ended September 30, 2007, potentially dilutive vested and unvested common stock equivalents included 6,105,504 of stock option awards, restricted stock awards and restricted stock unit awards outstanding. For the nine months ended September 30, 2008 and 2007, potentially dilutive vested and unvested common stock equivalents included 9,417,512 and 6,380,935, respectively, of stock option awards, restricted stock awards and restricted stock unit awards outstanding.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computation:

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(1,562,244)	47,522,085	$(0.03)	$6,260,286	49,686,430	$0.13

Effect of dilutive securities:
Stock options and
restricted stock		-			3,796,147

Diluted EPS	$(1,562,244)	47,522,085	$(0.03)	$6,260,286	53,482,577	$0.12

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$564,724	48,389,670	$0.01	$7,085,279	49,223,884	$0.14

Effect of dilutive securities:
Stock options and
restricted stock		1,987,700			3,520,716

Diluted EPS	$564,724	50,377,370	$0.01	$7,085,279	52,744,600	$0.13

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

The Company’s comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net (loss) income	$(1,562,244)	$6,260,286	$564,724	$7,085,279

Other comprehensive (loss) income:
Foreign currency translation gain (loss) adjustments	(274,577)	121,980	(112,515)	(2,899)

Unrealized (loss) gain on marketable securities, net of tax	(191,032)	47,545	(345,541)	66,722

Other comprehensive (loss) income	(1,968)	2,618	2,945	5,187

Other comprehensive (loss) income	(467,577)	172,143	(455,111)	69,010

Comprehensive (loss) income	$(2,029,821)	$6,432,429	$109,613	$7,154,289

(q) Investments

As of September 30, 2008 and December 31, 2007, the Company maintained certain cost-method investments aggregating $1,096,457 and $1,116,457, respectively, which are included in “Other assets” in the accompanying condensed consolidated balance sheets.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), to partially defer SFAS No. 157, Fair Value Measurements. FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, SFAS No. 157 will have to nonfinancial assets and liabilities (principally goodwill and intangible assets) on its consolidated financial statements.

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

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarified the application of SFAS No. 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The guidance provided by FSP 157-3 is consistent with the Company’s approach to valuing financial assets, for which there are no active markets, including its investment in auction rate securities. See Note (7) Fair Value Measurements for additional information.

(s) Reclassifications

Certain reclassifications have been made to prior periods’ unaudited condensed consolidated financial statement presentations to conform to the current period’s presentation.

(2) Share-Based Payment Arrangements

As of May 1, 2000, the Company adopted the FalconStor Software, Inc., 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan is administered by the Board of Directors and, as amended, provides for the grant of options to purchase up to 14,162,296 shares of Company common stock to employees, consultants and non-employee directors. Options may be incentive (“ISO”) or non-qualified. ISOs granted must have exercise prices at least equal to the fair value of the common stock on the date of grant, and have terms not greater than ten years, except those to an employee who owns stock with greater than 10% of the voting power of all classes of stock of the Company, in which case they must have an option price at least 110% of the fair value of the stock, and expire no later than five years from the date of grant. Non-qualified options granted must have exercise prices not less than eighty percent of the fair value of the common stock on the date of grant, and have terms not greater than ten years. All options granted under the 2000 Plan must be granted before May 1, 2010. As of September 30, 2008, 117,565 shares were available for grant under the 2000 Plan.

On May 14, 2004, the Company adopted the FalconStor Software, Inc., 2004 Outside Directors Stock Option Plan (the “2004 Plan”). The 2004 Plan is administered by the Board of Directors and provides for the granting of options to non-employee directors of the Company to purchase up to 300,000 shares of Company common stock. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. All options granted under the 2004 Plan must be granted within three years of the adoption of the 2004 Plan. As of September 30, 2008, options to purchase 250,000 shares remain outstanding from the 2004 Plan and no additional options are available for grant under the 2004 Plan.

On May 17, 2006, the Company adopted the FalconStor Software, Inc. 2006 Incentive Stock Plan (the “2006 Plan”).  The 2006 Plan was amended on May 8, 2007 and May 8, 2008. The 2006 Plan is administered by the Board of Directors and provides for the grant of incentive and nonqualified stock options, shares of restricted stock, and restricted stock units to employees, officers, consultants and advisors of the Company.  The number of shares available for grant or issuance under the 2006 Plan, as amended, is determined as follows:  If, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2008, the total number of outstanding shares of the Company’s common stock totaled 47,952,855. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 2,368,287 shares to 2,397,643 shares available for issuance as of July 1, 2008. As of September 30, 2008, 2,169,093 shares were available for grant under the 2006 Plan. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of not greater than ten years. All options, shares of restricted stock, and restricted stock units granted under the 2006 Plan must be granted within ten years of the adoption of the 2006 Plan.

On May 8, 2007, the Company adopted the FalconStor Software, Inc. 2007 Outside Directors Equity Compensation Plan (the “2007 Plan”). The 2007 Plan was amended on May 8, 2008. The 2007 Plan is administered by the Board of Directors and provides for the issuance of up to 300,000 shares of Company common stock upon the vesting of options or upon the grant of shares with such restrictions as determined by the Board of Directors to the non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. Shares of restricted stock have the terms and conditions set by the Board of Directors and are forfeitable until the terms of the grant have been satisfied. As of September 30, 2008, 185,000 shares were available for grant under the 2007 Plan.

The following table summarizes stock option activity during the nine months ended September 30, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2007	9,667,374	$6.79

Granted	808,900	$8.44
Exercised	-	-
Canceled	(162,875)	$8.56
Forfeited	(15,200)	$8.43

Options Outstanding at March 31, 2008	10,298,199	$6.88	6.27	$17,346,320

Granted	478,100	$8.35
Exercised	(312,342)	$2.50
Canceled	(58,560)	$10.48
Forfeited	(825)	$7.58

Options Outstanding at June 30, 2008	10,404,572	$7.06	6.24	$12,966,177

Granted	223,700	$6.87
Exercised	(1,650)	$6.77
Canceled	(53,420)	$10.06
Forfeited	(32,915)	$8.42

Options Outstanding at September 30, 2008	10,540,287	$7.04	6.06	$6,570,326

Options Exercisable at September 30, 2008	7,495,122	$5.94	4.87	$6,570,326

Stock option exercises are fulfilled with new shares of common stock.  The total cash received from stock option exercises for the three months ended September 30, 2008 and 2007 was $11,170 and $1,690,427, respectively. The total cash received from stock option exercises for the nine months ended September 30, 2008 and 2007 was $790,890 and $8,265,041, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2008 and 2007 was $347 and $2,980,234 respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was $1,905,772 and $11,221,054, respectively.

The Company recognized share-based compensation expense for awards issued under the Company’s equity plans in the following line items in the condensed consolidated statements of operations:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2008	2007
Cost of maintenance, software services and other revenue	$335,033	$283,860
Software development costs	565,481	792,000
Selling and marketing	585,866	776,840
General and administrative	120,793	254,789

	$1,607,173	$2,107,489

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2007
Cost of maintenance, software services and other revenue	$1,008,742	$793,162
Software development costs	2,323,072	2,471,950
Selling and marketing	2,618,594	2,210,367
General and administrative	630,112	760,116

	$6,580,520	$6,235,595

The Company began issuing restricted stock in 2006. During the three months ended June 30, 2008, the Company began issuing restricted stock units. During 2006, the Company granted 225,000 shares of restricted stock to certain officers and employees at an average fair value per share at date of grant of $7.06 per share. During 2007, the Company granted a total of 373,000 shares of restricted stock at various times to certain outside directors, officers, employees and non-employee consultants. The fair value of the restricted stock award grants are being expensed at either the fair value per share at date of grant (outside director, officers and employees) or at the fair value per share as of each reporting period (non-employee consultants) which range from $9.87 to $15.30 per share. During the three and nine months ended September 30, 2008, the Company granted a total of 60,000 and 520,500 shares of restricted stock, respectively, at various times to certain officers, employees and non-employee consultants. During the three and nine months ended September 30, 2008, the Company granted 5,000 and 45,750 restricted stock units, respectively, to employees. The fair value per share of the restricted stock award grants are being expensed at either the fair value per share at date of grant (outside director, officers and employees) or at the fair value per share as of each reporting period (non-employee consultants) which range from $5.36  to $9.29 per share.

During the first quarter of 2008, the Company issued restricted stock awards to certain executives, vesting over three-year vesting terms unless the Company failed to achieve certain performance targets for the full-year 2008. During the first and second quarters of 2008, the Company recorded the related compensation costs associated with the performance awards in accordance with SFAS No. 123(R). During the three-months ended September 30, 2008, the Company determined the performance criteria to be improbable of achievement and accordingly reversed compensation cost of approximately $606,000 previously recognized within its condensed consolidated statement of operations.

As of September 30, 2008, an aggregate of 1,164,250 shares of restricted stock/restricted stock units had been issued, of which, 274,325 had vested and 25,000 had been canceled. As of September 30, 2007, an aggregate 538,500 shares of restricted stock had been issued, of which, 66,000 had vested and none had been canceled.

The following table summarizes restricted stock activity during the nine months ended September 30, 2008:

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2007	497,650

Granted	382,000
Vested	(12,600)
Canceled	-

Non-Vested at March 31, 2008	867,050

Granted	119,250
Vested	(31,745)
Canceled	-

Non-Vested at June 30, 2008	954,555

Granted	65,000
Vested	(154,630)
Canceled	-

Non-Vested at September 30, 2008	864,925

Restricted stock is fulfilled with new shares of common stock. The total intrinsic value of restricted stock lapses during the three months ended September 30, 2008 and 2007 was $1,073,221 and $655,380 respectively. The total intrinsic value of restricted stock lapses during the nine months ended September 30, 2008 and 2007 was $1,437,676 and $655,380, respectively.

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

As of September 30, 2008, there was approximately $13,718,140, of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s stock plans.

(3) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three and nine months ended September 30, 2008 and 2007, and the location of long-lived assets as of September 30, 2008 and December 31, 2007, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
United States	$11,007,120	$12,145,453	$39,092,973	$36,215,636
Asia	3,611,317	3,074,235	9,527,090	7,134,321
Other international	4,993,056	3,307,849	15,025,036	9,268,802

Total revenues	$19,611,493	$18,527,537	$63,645,099	$52,618,759

	September 30,	December 31,
	2008	2007

Long-lived assets:
United States	$21,463,617	$18,483,889
Asia	1,867,692	1,720,098
Other international	655,018	499,632

Total long-lived assets	$23,986,327	$20,703,619

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

During the three months ended September 30, 2008, the Company repurchased 1,000,000 shares of its common stock in open market purchases for a total cost of $7,372,946. During the nine months ended September 30, 2008, the Company repurchased 3,560,000 shares of its common stock in open market purchases for a total cost of $28,721,355. During the three and nine months ended September 30, 2007, the Company repurchased 318,900 shares of its common stock in open market purchases for a total cost of $3,273,660. As of September 30, 2008, the Company had repurchased a total of 4,744,100 shares of its common stock at an aggregate purchase price of $37,775,179, and has the authorization to repurchase an additional 3,255,900 shares of its common stock.

(5) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in February 2012. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2008 through 2011. The following is a schedule of future minimum lease payments for all operating leases as of September 30, 2008:

2008	$597,408
2009	2,209,104
2010	1,852,772
2011	1,253,669
2012	209,230
$6,122,183

The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results.

On December 31, 2007, the Company entered into an Employment Agreement (“Employment Agreement”) with ReiJane Huai. Pursuant to the Employment Agreement, the Company agreed to continue to employ Mr. Huai as President and Chief Executive Officer of the Company effective January 1, 2008 through December 31, 2010, at annual salaries of $310,000, $341,000 and $375,100 for calendar years 2008, 2009 and 2010, respectively. The Employment Agreement also provides for the payment of annual bonuses to Mr. Huai, in the form of shares of the Company’s restricted stock, based on the Company’s operating income (or “bonus targets” as defined in the Employment Agreement), and for certain other contingent benefits set forth in the Employment Agreement. Pursuant to the Employment Agreement, the 2008 annual bonus of restricted stock due to Mr. Huai shall be issued within seventy-five (75) days of the end of fiscal 2008, assuming the bonus targets are achieved. The restricted stock is subject to a three-year vesting period commencing from the date of grant. During the nine months September 30, 2008, and in accordance SFAS No. 123(R), the Company recognized approximately $119,000 of share-based compensation expense, which was classified as a liability award within the Company’s condensed consolidated balance sheets, based upon the Company’s projected bonus award due to Mr. Huai for 2008.

(6) Income Taxes

The Company’s provision for income taxes consists primarily of U.S., state and local and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The Company’s 2008 annual effective tax rate is estimated to be approximately 78% based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries. The Company’s estimated annual effective tax rate of 78% is primarily the result of the tax impact from certain non-deductible share-based compensation expenses for income tax purposes expected to be incurred when compared with the forecasted full year pre-tax income.  For the three months ended September 30, 2008, the Company recorded an income tax expense of $463,995 as a result of an overall decrease in the forecasted full year pre-tax income and the tax impact from certain non-deductible share-based compensation expenses for income tax purposes expected to be incurred.

For the nine months ended September 30, 2008, the Company recorded a provision for income taxes of $1,840,522, which consisted of U.S., state and local and foreign taxes and included a discrete benefit  associated with disqualifying dispositions of incentive stock options of $47,760. During the nine months ended September 30, 2007, the Company recorded an income tax benefit of $4,590,824, which consisted primarily of U.S. federal alternative minimum taxes and foreign taxes necessary to align the Company’s then year-to-date tax provision with the effective rate that the Company had expected to achieve for the full year. The provision also included a discrete benefit of $4.5 million related to a partial reversal of the Company’s deferred income tax valuation allowance as the Company determined that a portion of its deferred tax assets were now realizable on a “more likely than not” criterion under SFAS No. 109.

The Company’s total unrecognized tax benefits as of September 30, 2008 and December 31, 2007 were approximately $4.5 million and $4.4 million, respectively, which, if recognized, would affect the Company’s effective tax rate.  As of September 30, 2008, the Company had approximately $52,000 of accrued interest and penalties.

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

 Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds totaling $14.5 million, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes commercial paper totaling $13.6 million, and government securities and corporate bonds totaling $12.7 million, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

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

As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. However, due to recent events in the U.S. credit markets, the auction events for these securities held by the Company failed commencing in the first quarter of 2008, and continued to fail throughout the nine months ended September 30, 2008. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis and other type of valuation model as of September 30, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

       As of September 30, 2008, the Company recorded an unrealized loss of $172,000 to accumulated other comprehensive loss as a result of the declines in the fair value of auction rate securities. The auction rate securities at September 30, 2008, totaled $1,500,000 (at par value), and are collateralized by student loan portfolios, which are almost fully guaranteed by the United States government. Because there is no assurance that auctions for these securities will be successful in the near term, as of September 30, 2008, $1,328,000 of the auction rate securities are classified as long-term investments. Any future fluctuation in the fair value related to these securities that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss, net of tax. If at any time in the future the Company determines that a valuation adjustment is other-than-temporary, it will record a charge to earnings in the period of determination.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at September 30, 2008 consistent with the fair value hierarchy provisions of SFAS No. 157:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$14,464,917	$14,464,917	$-	$-
Commercial paper	13,640,908	-	13,640,908	-

Marketable securities:
Corporate bonds and government securities	12,673,263	-	12,673,263	-
Auction rate securities	1,328,000	-	-	1,328,000

Total assets measured at fair value	$42,107,088	$14,464,917	$26,314,171	$1,328,000

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis and other type of valuation model during the first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 on January 1, 2008. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at September 30, 2008:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Auction Rate Securities

Balance at December 31, 2007	$-
Transfers to Level 3	1,500,000
Total unrealized losses in accumulated other
comprehensive loss	(172,000)
Balance at September 30, 2008	$1,328,000

The Company also uses fair value measurements for business acquisitions and impairment testing of tangible and intangible assets.  However, the application of SFAS No. 157 to fair value measurements of tangible and intangible assets has been postponed in accordance with FSP 157-2.

(8) Acquisitions

On July 1, 2008, the Company acquired certain assets of World Venture Limited (“World Venture”), a network storage software business based in Hong Kong, at an aggregate purchase price of $1.7 million before transaction and closing costs. The Company has accounted for the acquisition under the purchase method of accounting and the assets acquired have been included in our consolidated financial statements at fair value, including acquired intangible assets with estimated useful lives between three and five years. The excess of the purchase price over the fair value of the net assets acquired was classified as goodwill on the Company’s condensed consolidated balance sheets.

The following table summarizes the allocation of the purchase price of World Venture. The Company is currently obtaining a third-party valuation of certain acquired intangible assets and therefore the allocation below is preliminary and estimated and is subject to change once the third-party valuation is completed.

Value at July 1, 2008

Purchase price, including transaction costs	$1,716,000
Net assets acquired	23,000
Intellectual property (estimated useful life, 3 years)	846,000
Customer contracts (estimated useful life, 5 years)	846,000
Goodwill, including transaction costs (indefinite lived)	$1,000

 The results of operations for World Venture have been included in our condensed consolidated financial statements commencing in the third quarter of 2008. The results of operations for periods prior to the acquisition were not material to the Company’s condensed consolidated financial statements and, accordingly, pro forma information has not been presented.

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

OVERVIEW

Our revenues for the third quarter of 2008 were significantly below our expectations.  Revenues increased only marginally from the third quarter of 2007, and were lower than the second quarter of 2008.

We attribute the shortfall in earnings to two primary factors:  The economic crisis in the United States and a product transition by our largest OEM.

Most of our sales of software licenses occur towards the end of each quarter.  As the end of the third quarter approached, the economic difficulties in the US economy accelerated rapidly.   As the crisis deepened, orders that we had been expecting failed to come in.  Given the continuing economic conditions, we cannot say with confidence when these expected orders might be placed.

Compounding the damage done by the economy, our largest OEM customer announced a product transition during the second quarter of 2008, and did not introduce the new product – which continues to integrate our Virtual Tape Library software – until September 2008.  As expected, revenues from our second largest OEM, Sun Microsystems, also declined from the second to the third quarters.  Sun’s fiscal year end coincides with the end of our second quarter.  Both this year and last year our revenues from Sun decreased from their fourth (our second) to their first (our third) quarters.

On the positive side, revenues from our Europe/Middle East/Africa and Asia/Pacific regions showed significant growth on a year-over-year basis.

Revenues for the third quarter of 2008 increased 6% to $19.6 million compared with revenues of $18.5 million in the third quarter of 2007. Overall, our total revenues from OEMs increased 2% over the third quarter of 2007. Total revenues from our resellers increased 8% compared with the same period last year.

EMC Corporation accounted for 17% of our revenues in the quarter. We continue to anticipate that EMC will account for 20% or more of our revenues for the full year 2008.  Sun Microsystems accounted for 11% of our revenues in the third quarter of 2008. We continue to anticipate that Sun will account for 10% or more of our revenues for the full year 2008.

The lower than expected revenues caused us to have a loss for the quarter.  Our net loss for the quarter was $1.6 million, compared with net income of $6.3 million in the third quarter of 2007. This net loss includes $1.6 million of share-based compensation expense related to SFAS No. 123(R).  Income taxes also affected the results in the comparable quarters.  For the third quarter of 2008, we had income tax expense of $0.5 million, compared with an income tax benefit of $4.5 million in the third quarter of 2007.

Despite our revenue shortfall, cash flows from operations in the third quarter of 2008 continued to be positive. We continue to believe that our ability to fund our own growth internally bodes well for our long-term success.

 Deferred revenue at September 30, 2008 increased 16%, compared with the balance at September 30, 2007. We consider the continued growth of our deferred revenue as an important indicator of the success of our products. We believe that support and maintenance renewals, which comprise the majority of our deferred revenue, indicate satisfaction with our products and our support organization from our end users.

Operating expenses increased by $3.5 million, or 20%, compared with the third quarter of 2007. Operating expenses include $1.6 million in share-based compensation expense for the third quarter of 2008, and $2.1 million in share-based compensation expense for the third quarter of 2007. We will continue to monitor expenses carefully, but we do not manage the Company on a quarter to quarter basis and we will continue to invest in the long-term success of the Company.

Our gross margins decreased to 82% for the third quarter of 2008 from 84% for the third quarter of 2007. The major contributors to the decline in gross margins were hardware expense and compensation expense.

At September 30, 2008, we had 506 employees compared with 402 employees at September 30, 2007. While we will be prudent, we plan to continue adding research and development and sales and support personnel, both in the United States and worldwide, as necessary. We also plan to continue investing in infrastructure, including both equipment and property.

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

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2007.

Revenues for the three months ended September 30, 2008 increased 6% to $19.6 million compared with $18.5 million for the three months ended September 30, 2007. Our operating expenses increased 20% from $17.5 million for the three months ended September 30, 2007 to $21.0 million for the three months ended September 30, 2008. Included in our operating expenses for the three months ended September 30, 2008 and 2007 was $1.6 million and $2.1 million, respectively, of share-based compensation expense in accordance with SFAS No. 123(R). Net loss for the three months ended September 30, 2008 was $1.6 million compared with  net income of $6.3 million for the three months ended September 30, 2007. Included in our net loss for the three months ended September 30, 2008 was an income tax expense of $0.5 million and included in our net income for the three months ended September 30, 2007 was an income tax benefit of $4.5 million. The difficult economic conditions at the end of the third quarter of 2008, specifically in North America, resulted in our revenue increasing by only 6% compared with the same period in 2007. Our overall growth in revenues was due to increases in our maintenance revenues, offset by decreases in our software services and other revenues while our software license revenues remained flat, when compared with the same period in 2007. Because of our well-established installed customer base and growing number of software licenses sold, our revenue from maintenance agreements were not significantly impacted as compared with our software license revenues as a result of the downturn in information technology spending experienced late in the third quarter of 2008. Gross software revenue contribution from our OEM partners decreased in absolute dollars for the three months ended September 30, 2008 as compared with the same period in 2007. Gross software revenues from resellers, distributors and direct end-users increased in both absolute dollars and as a percentage of total revenue for the three months ended September 30, 2008 as compared with the same period in 2007. Expenses increased in all aspects of our business to support our continued growth. In support of our continued growth and expansion both domestically and internationally, we increased our worldwide headcount to 506 employees as of September 30, 2008, as compared with 402 employees as of September 30, 2007. Finally, we continue to invest in our infrastructure by increasing our capital expenditures particularly with purchases of equipment for support of our existing and future product offerings.

Revenues

	Three months ended September 30,
	2008	2007
Revenues:
Software license revenue	$12,260,527	$12,209,650
Maintenance revenue	6,190,467	4,771,952
Software services and other revenue	1,160,499	1,545,935

Total Revenues	$19,611,493	$18,527,537

Year-over-year Percentage Growth
Software license revenue	0%	41%
Maintenance revenue	30%	44%
Software services and other revenue	-25%	60%

Total percentage growth	6%	43%

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

Software license revenue was $12.3 million for the three months ended September 30, 2008 as compared to $12.2 million for the three months ended September 30, 2007. Software license revenue represented 63% of our total revenues for the three months ended September 30, 2008 and 66% of our total revenues for the same period in 2007. During the third quarter of 2008, the difficult economic conditions and the resulting downturn in information technology spending negatively impacted our software license revenue, which resulted in these revenues remaining flat when compared to the same period in 2007. Overall, during the three months ended September 30, 2008, gross software license revenue from our OEM partners decreased 18%, while gross software license revenues form our direct end-users and resellers increased 7% when compared to the same period in 2007. We expect our software license revenue to continue to grow in future periods.

Maintenance revenue

Maintenance revenue is comprised of software maintenance and technical support services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Maintenance revenues increased 30% from $4.8 million for the three months ended September 30, 2007 to $6.2 million for the three months ended September 30, 2008.

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

Software services and other revenue

Software services and other revenues are comprised of professional services primarily related to the implementation of our software, engineering services, and sales of computer hardware. Professional services revenue is recognized in the period that the related services are performed. Revenue from engineering services is primarily related to customizing software product masters for some of our OEM partners. Revenue from engineering services is recognized in the period in which the services are completed. During the three months ended September 30, 2008 and 2007, we had transactions in which we purchased hardware and bundled this hardware with our software and sold this bundled solution to our customer base. A portion of the contractual fees is recognized as revenue when the hardware or software is delivered to the customer based on the relative fair value of the delivered element(s). Software services and other revenue decreased 25% from $1.5 million for the three months ended September 30, 2007 to $1.2 million for the three months ended September 30, 2008.

The decrease in software services and other revenue was primarily due to a decrease in our professional services sales, which declined from $1.0 million for the three months ended September 30, 2007 to $0.6 million for the same period in 2008. The hardware revenue remained consistent at $0.6 million for the three months ended September 30, 2008 and 2007, respectively. This decrease in professional services revenue was related to (i) a decrease in software license contracts sold during the quarter, (ii) a decrease in the number of our software license customers who elected to purchase professional services, and/or (iii) the number of professional services contracts that were completed during the quarter. We expect professional services revenues to vary from quarter to quarter based upon the number of customers who elect to utilize our professional services upon purchasing our software licenses. The hardware revenue will vary from quarter to quarter based upon the number of customers who wish to have us bundle hardware with our software for one complete solution.

Cost of Revenues

	Three months ended September 30,
	2008	2007
Total Revenues:	$19,611,493	$18,527,537

Cost of maintenance, software services
and other revenue	$3,459,307	$2,886,105
Gross Profit	$16,152,186	$15,641,432

Gross Margin	82%	84%

Cost of maintenance, software services and other revenue

Cost of maintenance, software services and other revenues consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, amortization of purchased and capitalized software and share-based compensation expense associated with SFAS No. 123(R). Cost of maintenance, software services and other revenues also includes the cost of hardware purchased that was resold. Cost of maintenance, software services and other revenues for the three months ended September 30, 2008 increased by 20% to $3.5 million compared with $2.9 million for the same period in 2007. The increase in cost of maintenance, software services and other revenue was primarily due to the increase in personnel and related costs. As a result of our increased sales from maintenance and support contracts, we continue to hire additional employees to provide technical support services. Our cost of maintenance, software services and other revenue will continue to grow in absolute dollars as our revenues from these services also increase.

Gross profit increased $0.5 million from $15.6 million for the three months ended September 30, 2007 to $16.2 million for the three months ended September 30, 2008. Gross margins decreased from 84% for the three months ended September 30, 2007 to 82% for the three months ended September 30, 2008. Even though we had a slight increase in our gross profit, our gross margins decreased. Generally, our gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) timing of changes in personnel headcount and related costs, (iii) our mix of product offerings and services, and (iv) costs related to the procurement of hardware for our bundled solutions.

Share-based compensation expense included in the cost of maintenance, software services and other revenue remained consistent at $0.3 million for both the three months ended September 30, 2008 and 2007, respectively. Share-based compensation expense was equal to 2% of revenue for both the three months ended September 30, 2008 and 2007, respectively.

Software Development Costs

Software development costs consist primarily of personnel costs for product development personnel, share-based compensation expense associated with SFAS No. 123(R), and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing.  Software development costs increased 11% to $6.2 million for the three months ended September 30, 2008 from $5.6 million in the same period in 2007. The major contributing factors to the increase in software development costs were higher salary and personnel related costs as a result of increased headcount to enhance and test our core network storage software product and the development of new innovative features and options. Share-based compensation expense included in software development costs decreased in absolute dollars to $0.6 million from $0.8 million for both the three months ended September 30, 2008 and 2007, respectively. Share-based compensation expense included in software development costs was equal to 3% and 4% of revenue for both the three months ended September 30, 2008 and 2007, respectively. We intend to continue recruiting and hiring product development personnel to support our software development process.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense associated with SFAS No. 123(R), travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased 31% to $9.2 million for the three months ended September 30, 2008 from $7.0 million for the same period in 2007. The increase in selling and marketing expenses was primarily due to (i) higher salary and personnel related costs as a result of increased sales and marketing headcount and (ii) higher advertising and marketing related expenses as a result of trade and industry shows, new product offerings/enhancements and new product branding and related advertising and marketing of such initiatives. Share-based compensation expense included in selling and marketing decreased in absolute dollars to $0.6 million from $0.8 million for both the three months ended September 30, 2008 and 2007, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 3% and 4% of revenue for both the three months ended September 30, 2008 and 2007, respectively. In addition, we continued to hire new sales and sales support personnel and to expand our worldwide presence to accommodate our anticipated revenue growth. We anticipate that as we continue to grow sales, our sales and marketing expenses will continue to increase in support of such sales growth.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense associated with SFAS No. 123(R), public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs.  General and administrative expenses increased 8% to $2.1 million for the three months ended September 30, 2008 from $1.9 million for the same period in 2007. Increased compensation and personnel related costs as a result of increased headcount to support our general and administrative needs was offset by decreases in professional fees and various administrative expenses during the three months ended September 30, 2008 as compared with the same period in 2007. Share-based compensation expense included in general and administrative expenses decreased in absolute dollars to $0.1 million from $0.3 million for the three months ended September 30, 2008 and September 30, 2007, respectively. Share-based compensation expense included in general and administrative expenses was equal to 1% of revenue for both the three months ended September 30, 2008 and 2007, respectively.  Additionally, as our revenue and number of employees increase, our overall general corporate overhead costs have generally increased and are likely to continue to increase.

Interest and Other Income

We invest our cash primarily in money market funds, commercial paper, government securities and corporate bonds. As of September 30, 2008, our cash, cash equivalents and marketable securities totaled $48.0 million compared with $62.9 million as of December 31, 2007. Interest and other income decreased to $0.3 million for the three months ended September 30, 2008 compared with $0.7 million for the three months ended September 30, 2007. The decrease in interest income was primarily related to (i) a decrease in our cash, cash equivalents and marketable securities balances as a result of our repurchase of 3,560,000 shares of our common stock at a total cost of $28.7 million during 2008, and (ii) sharp decline in interest rates on average cash, cash equivalents and marketable securities balance invested as a result of the U.S. banking liquidity crisis encountered during the three months ended September 30, 2008 as compared with the same period in 2007.

Income Taxes

Our provision for income taxes consists primarily of U.S., state, local and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended September 30, 2008, our provision for income taxes was $0.5 million.  For the three months ended September 30, 2007, we recorded an income tax benefit was $4.5 million, which consisted of U.S. and foreign taxes in amounts necessary to align our then year-to-date tax provision with the effective rate that we had expected to achieve for the full year 2007. The income tax benefit recorded during the three months ended September 30, 2007, included a discrete benefit of $4.5 million related to a partial reversal of our deferred income tax valuation allowance. Prior to the three months ended September 30, 2007, we had recorded a valuation allowance to fully reserve our net deferred tax assets based on our assessment that the realization of the net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109. During the three months ended September 30, 2007, we determined that based upon a number of factors, including our then cumulative taxable income over the prior twelve quarters  and expected profitability in future years, that certain of our deferred tax assets were “more likely than not” realizable through future earnings. Accordingly, as of September 30, 2007 we reversed a portion of our deferred income tax valuation allowance.

As of January 1, 2008, we had approximately $5.1 million of federal net operating loss carryforwards available to offset future taxable income and have utilized approximately $2.4 million through September 30, 2008. These net operating loss carryforwards relate to excess compensation deductions from exercises of stock options and the resulting benefits will be credited to additional-paid-in-capital when realized. As of September 30, 2008 and December 31, 2007, our deferred tax asset, net of a valuation allowance was $9.7 million and $9.8 million, respectively.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2007.

Revenues for the nine months ended September 30, 2008 increased 21% to $63.6 million compared with $52.6 million for the nine months ended September 30, 2007. Our operating expenses increased 20% from $51.9 million for the nine months ended September 30, 2007 to $62.5 million for the nine months ended September 30, 2008. Included in our operating expenses for the nine months ended September 30, 2008 and 2007 was $6.6 million and $6.2 million, respectively, of share-based compensation expense in accordance with SFAS No. 123(R). Net income for the nine months ended September 30, 2008 and 2007 was $0.6 million and $7.1 million, respectively. Included in our net income for the nine months ended September 30, 2008 and 2007, was an income tax expense of $1.8 million and an income tax benefit of $4.6 million, respectively. Our 21% revenue growth for the nine months ended September 30, 2008 as compared with the same period in 2007 was due to growth in both our software license revenue and maintenance revenues. This growth in revenues were primarily driven by increases in (i) demand for our network storage solution software, (ii) maintenance revenue from new and existing customers and (iii) sales to our resellers, direct end-users and OEM partners. However, during the third quarter of 2008, our revenue growth slowed, particularly software license revenues, as a result of the difficult economic conditions encountered, specifically in North America, when compared with the same period in 2007. Revenue contribution from our OEM partners increased in absolute dollars for the nine months ended September 30, 2008 as compared with the same period in 2007. Revenue from resellers, distributors and direct end-users increased in both absolute dollars and as a percentage of total revenue for the nine months ended September 30, 2008 as compared with the same period in 2007. Expenses increased in all aspects of our business to support our continued growth. In support of our continued growth and expansion both domestically and internationally, we increased our worldwide headcount to 506 employees as of September 30, 2008, as compared with 402 employees as of September 30, 2007. Finally, we continue to invest in our infrastructure by increasing our capital expenditures particularly with purchases of equipment for support of our existing and future product offerings.

Revenues

	Nine months ended September 30,
	2008	2007
Revenues:
Software license revenue	$42,597,810	$34,627,635
Maintenance revenue	16,826,595	13,641,271
Software services and other revenue	4,220,694	4,349,853

Total Revenues	$63,645,099	$52,618,759

Year-over-year Percentage Growth
Software license revenue	23%	50%
Maintenance revenue	23%	55%
Software services and other revenue	-3%	48%

Total percentage growth	21%	51%

Software license revenue

Software license revenue increased 23% from $34.6 million for the nine months ended September 30, 2007 to $42.6 million for the nine months ended September 30, 2008. Software license revenue represented 67% of our total  revenues for the nine months ended September 30, 2008 and 66% of our total revenues for the same period in 2007. As a result of broader market acceptance of our software applications, new product offerings and increased demand for our products from our expanding base of customers, we continued to experience increased software license revenues. However, during the third quarter of 2008, as a result of the difficult economic conditions encountered, specifically in North America, our software license revenue growth slowed when compared with the same period in 2007. Overall, during the nine months ended September 30, 2008, gross software license revenue from our OEM partners decreased 4%, while gross software license revenues from our direct end-users and resellers increased 36% when compared to the same period in 2007. We expect our software license revenue to continue to grow in future periods.

Maintenance revenue

Maintenance revenues increased 23% from $13.6 million for the nine months ended September 30, 2007 to $16.8 million for the nine months ended September 30, 2008. The major factor behind the increase in maintenance revenue was an increase in the number of maintenance and technical support contracts we sold. As we are in business longer, and as we license more software to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. We expect our maintenance revenue to continue to increase primarily because (i) the majority of our new customers purchase maintenance and support contracts, and (ii) the majority of our growing existing customer base renewed their maintenance and support contracts after their initial contracts expired.

Software services and other revenue

During the nine months ended September 30, 2008 and 2007, we had transactions in which we purchased hardware and bundled this hardware with our software and sold this bundled solution to our customer base. A portion of the contractual fees is recognized as revenue when the hardware or software is delivered to the customer based on the relative fair value of the delivered element(s). Software services and other revenue decreased 3% from $4.3 million for the nine months ended September 30, 2007 to $4.2 million for the nine months ended September 30, 2008.

The decrease in software services and other revenue was primarily due to a decrease in our bundled hardware solutions we sold, which decreased from $2.6 million for the nine months ended September 30, 2007 to $2.4 million for the same period in 2008. The hardware revenues will vary from period to period based upon the number of customers who wish to have us bundle hardware with our software for one complete solution. The decrease in the hardware revenues was offset by growth in our professional service sales, which increased from $1.7 million for the nine months ended September 30, 2007 to $1.8 million for the nine months ended September 30, 2008. The increase in professional services revenue was related to the increase in our software license customers who elected to purchase professional services and/or the number of professional services contracts that were completed during the nine months ended September 30, 2008 as compared to the same period in 2007. We expect professional services revenues to vary from quarter to quarter based upon the number of customers who elect to utilize our professional services upon purchasing our software licenses.

Cost of Revenues

	Nine months ended September 30,
	2008	2007
Total Revenues:	$63,645,099	$52,618,759

Cost of maintenance, software services and other revenue	$10,359,199	$8,142,265
Gross Profit	$53,285,900	$44,476,494

Gross Margin	84%	85%

Cost of maintenance, software services and other revenue

Cost of maintenance, software services and other revenues for the nine months ended September 30, 2008 increased by 27% to $10.4 million compared with $8.1 million for the same period in 2007. The increase in cost of maintenance, software services and other revenue was primarily due to the increase in (i) personnel and related costs, and (ii) the increased hardware costs associated with the transactions in which we bundled purchased hardware with our software and sold the bundled solution, resulting in increased hardware costs for the nine months ended September 30, 2008 as compared with the same period in 2007. As a result of our increased sales from maintenance and support contracts, we continue to hire additional employees to provide technical support services. Our cost of maintenance, software services and other revenue will continue to grow in absolute dollars as our revenues from these services also increase.

Gross profit increased $8.8 million from $44.5 million for the nine months ended September 30, 2007 to $53.3 million for the nine months ended September 30, 2008. Gross margins decreased from 85% for the nine months ended September 30, 2007 to 84% for the nine months ended September 30, 2008. Even though our gross profit increased due to our continued revenue growth, our gross margins decreased. Generally, our gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) timing of changes in personnel headcount and related costs, (iii) our mix of product offerings and services, and (iv) costs related to the procurement of hardware for our bundled solutions. Share-based compensation expense included in the cost of maintenance, software services and other revenue increased in absolute dollars to $1.0 million for the nine months ended September 30, 2008, from $0.8 million for the same period in 2007. Share-based compensation expense was equal to 2% of revenue for both the nine months ended September 30, 2008 and 2007, respectively.

Software Development Costs

Software development costs increased 11% to $18.4 million for the nine months ended September 30, 2008 from $16.5 million in the same period in 2007. The major contributing factors to the increase in software development costs were higher salary and personnel related costs as a result of increased headcount to enhance and test our core network storage software product and the development of new innovative features and options. Share-based compensation expense included in software development costs decreased in absolute dollars to $2.3 million from $2.5 million for both the nine months ended September 30, 2008 and 2007, respectively. Share-based compensation expense included in software development costs was equal to 4% and 5% of revenue for both the nine months ended September 30, 2008 and 2007, respectively. We intend to continue recruiting and hiring product development personnel to support our software development process.

Selling and Marketing

Selling and marketing expenses increased 29% to $27.7 million for the nine months ended September 30, 2008 from $21.4 million for the same period in 2007. The increase in selling and marketing expenses was primarily due to (i) higher salary and personnel related costs as a result of increased sales and marketing headcount and (ii) higher advertising and marketing related expenses as a result of trade and industry shows, new product offerings/enhancements and new product branding and related advertising and marketing of such initiatives. Share-based compensation expense included in selling and marketing increased in absolute dollars to $2.6 million from $2.2 million for both the nine months ended September 30, 2008 and 2007, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 4% for both the nine months ended September 30, 2008 and 2007, respectively. In addition, we continued to hire new sales and sales support personnel and to expand our worldwide presence to accommodate our anticipated revenue growth. We anticipate that as we continue to grow sales, our sales and marketing expenses will continue to increase in support of such sales growth.

General and Administrative

General and administrative expenses increased 5% to $6.1 million for the nine months ended September 30, 2008 from $5.8 million for the same period in 2007. Increased compensation and personnel related costs as a result of increased headcount to support our general and administrative needs was offset by decreases in professional fees and various administrative expenses during the nine months ended September 30, 2008 as compared with the same period in 2007. Share-based compensation expense included in general and administrative expenses decreased in absolute dollars to $0.6 million from $0.8 million for both the nine months ended September 30, 2008 and 2007, respectively. Share-based compensation expense included in general and administrative expenses was equal to 1% of revenue for both the nine months ended September 30, 2008 and 2007, respectively.  Additionally, as our revenue and number of employees increase, our overall general corporate overhead costs have generally increased and are likely to continue to increase.

Interest and Other Income

We invest our cash primarily in money market funds, commercial paper, government securities and corporate bonds. As of September 30, 2008, our cash, cash equivalents and marketable securities totaled $48.0 million compared with $62.9 million as of December 31, 2007. Interest and other income decreased to $1.2 million for the nine months ended September 30, 2008 compared with $1.8 million for the nine months ended September 30, 2007. The decrease in interest income was primarily related to (i) a decrease in our cash, cash equivalents and marketable securities balances as a result of our repurchase of 3,560,000 shares of our common stock at a total cost of $28.7 million during 2008, and (ii) lower interest rates on average cash balance invested during the nine months ended September 30, 2008, particularly during the third quarter of 2008, as a result of the U.S. banking liquidity crisis encountered, as compared with the same period in 2007.

Income Taxes

Our provision for income taxes consists primarily of U.S., state, local and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the nine months ended September 30, 2008, our provision for income taxes was $1.8 million.  For the nine months ended September 30, 2007 the provision for income taxes included a discrete benefit of $4.5 million related to a partial reversal of our deferred income tax valuation allowance. Prior to the three months ended September 30, 2007, we had recorded a valuation allowance to fully reserve our net deferred tax assets based on our assessment that the realization of the net deferred tax assets did not meet the “more likely than not” criterion under SFAS No. 109. As of September 30, 2007, we determined that based upon a number of factors, including our then cumulative taxable income over the prior twelve quarters  and expected profitability in future years, that certain of our deferred tax assets were “more likely than not” realizable through future earnings. Accordingly, as of September 30, 2007 we reversed a portion of our deferred income tax valuation allowance.

As of January 1, 2008, we had approximately $5.1 million of federal net operating loss carryforwards available to offset future taxable income and have utilized approximately $2.4 million through September 30, 2008. These net operating loss carryforwards relate to excess compensation deductions from exercises of stock options and the resulting benefits will be credited to additional-paid-in-capital when realized. As of September 30, 2008 and December 31, 2007, our deferred tax asset, net of a valuation allowance was $9.7 million and $9.8 million, respectively.

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

Deferred Income Taxes. Consistent with the provisions of SFAS No. 109, we regularly estimate our ability to recover deferred income taxes, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable, and we have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes, as well as estimating foreign tax credits. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include net operating loss carry forwards and temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of September 30, 2008 and December 31, 2007, our deferred tax asset, net of a valuation allowance, was $9.7 million and $9.8 million, respectively.

Accounting for Share-Based Payments. As discussed further in Note (2) Share-Based Payment Arrangements, to our unaudited condensed consolidated financial statements, we account for stock-based awards under SFAS No. 123(R).

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued after December 31, 2007 was determined pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 110. The expected term of the awards issued prior to January 1, 2008, was determined using the “simplified method” prescribed in SAB No. 107. Additionally, we estimate forfeiture rates based primarily upon historical experiences, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends, and recognize the effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three and nine months ended September 30, 2008 and 2007 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarified the application of SFAS No. 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The guidance provided by FSP 157-3 is consistent with our approach to valuing financial assets, for which there are no active markets, including its investment in auction rate securities. See Note (7) Fair Value Measurements to our unaudited condensed consolidated financial statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
	2008	2007
Cash provided by (used in):
Operating activities	$17,471,847	$18,042,708
Investing activities	10,761,882	(8,698,836)
Financing activities	(26,314,064)	4,991,381
Effect of exchange rate changes	(130,293)	39,818

Net increase in cash and cash equivalents	$1,789,372	$14,375,071

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balances as of September 30, 2008 totaled $48.0 million compared with $62.9 million as of December 31, 2007. Cash and cash equivalents totaled $34.0 million and marketable securities totaled $14.0 million at September 30, 2008. As of December 31, 2007, we had $32.2 million in cash and cash equivalents and $30.7 million in marketable securities.

During the nine months ended September 30, 2008, we continued making investments in our infrastructure to support our current and long-term growth. We increased our total number of employees as well as our investments in property and equipment to support our growth. As we continue to grow, we will continue to make investments in property and equipment and we will need to continue to increase our headcount. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions and if the right opportunity presents itself, we may continue to use our cash for these purposes. During the third quarter of 2008, we purchased certain assets of World Venture Limited for an aggregate purchase price of $1.7 million before transaction and closing costs (see Note (8) Acquisitions, to our unaudited condensed consolidated financial statements.) As of the date of this filing, we have no other agreements, commitments or understandings with respect to any such acquisitions.

We currently do not have any debt and our only significant commitments are related to our office leases.

In October 2001, our Board of Directors authorized the repurchase of up to two million shares of our outstanding common stock.  On February 6, 2008, our Board of Directors increased the authorization to repurchase our outstanding common stock from two million shares to five million shares in the aggregate. On July 22, 2008, our Board of Directors again increased the authorization to repurchase our outstanding common stock from five million shares to eight million shares in the aggregate. During the nine months ended September 30, 2008, we repurchased 3,560,000 shares of our common stock in open market purchases for a total cost of $28,721,355. During the nine months ended September 30, 2007, we repurchased 318,900 shares of our common stock in open market purchases for a total cost of $3,273,660. As of September 30, 2008, we had repurchased a total of 4,744,100 shares of our common stock at an aggregate purchase price of $37,775,179, and had the authorization to repurchase an additional 3,255,900 shares of our common stock based upon our judgment and market conditions.

Net cash provided by operating activities totaled $17.5 million for the nine months ended September 30, 2008, compared with net cash provided by operating activities of $18.0 million for the same period in 2007. The decrease in net cash provided by operating activities during the nine months ended September 30, 2008, as compared with the same period in 2007, was primarily related to the decrease in our net income adjusted for: (i) adjustments for net changes in operating assets and liabilities, particularly changes in our accounts receivable, and (ii) the impact of non-cash charges, particularly relating to stock-based compensation, depreciation and amortization and deferred income taxes. These amounts were primarily offset by the adjustments for: (i) adjustments for net changes in operating assets and liabilities, particularly changes in our accrued expenses, deferred revenues, and other assets, and (ii) adjustment for the impact from the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options. SFAS No. 123(R) requires tax benefits relating to excess stock-based compensation deductions to be presented as cash outflows from operating activities. We recognized tax benefits related to stock-based compensation deductions of $1.6 million for the nine months ended September 30, 2008. There were no adjustments for the impact of non-cash income tax benefits for the nine months ended September 30, 2007.

Net cash provided by investing activities was $10.8 million for the nine months ended September 30, 2008, compared with net cash used in investing activities of $8.7 million for the same period in 2007. Included in investing activities for both the nine months ended September 30, 2008 and 2007, are the sales and purchases of our marketable securities. These represent the sales, maturities and reinvestment of our marketable securities. The net cash provided by investing activities from the net sales (purchases) of securities was $16.1 million for the nine months ended September 30, 2008 and ($4.4) million for the same period in 2007. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $3.4 million and $3.9 million for the nine months ended September 30, 2008 and 2007, respectively. The cash used in the acquisition of assets was $1.7 million during the nine months ended September 30, 2008, while we did not use any cash for acquisition of assets in the same period in 2007. We continually evaluate opportunities to acquire software licenses and we may continue to make similar investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures as we continue to invest in our infrastructure to support our ongoing growth and expansion both domestically and internationally.

Net cash used in financing activities was $26.3 million for the nine months ended September 30, 2008, compared with net cash provided by financing activities of $5.0 million for the same period in 2007. Cash outflows from financing activities result from the repurchase of our outstanding common stock. During the nine months ended September 30, 2008, we repurchased 3,560,000 shares of our common at an aggregate purchase price of $28.7 million. During the nine months ended September 30, 2007, we repurchased 318,900 shares of our common stock at an aggregate purchase price of $3.3 million. Cash inflows from financing activities primarily results from the proceeds received from the exercise of stock options. We received proceeds from the exercise of stock options of $0.8 million and $8.3 million for the nine months ended September 30, 2008 and September 30, 2007, respectively. During the nine months ended September 30, 2008, cash inflows from financing activities was also impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options. SFAS No. 123(R) requires tax benefits relating to excess stock-based compensation deductions be presented as cash inflows from financing activities. We recognized tax benefits related to stock-based compensation deductions of $1.6 million for the nine months ended September 30, 2008. There were no tax benefits related to stock-based compensation deductions recognized during the nine months ended September 30, 2007.

As discussed in Note (7) Fair Value Measurements, to our unaudited condensed consolidated financial statements, we adopted the provisions of SFAS No. 157 effective January 1, 2008. We utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we hold totaling $1.5 million (at par value) at September 30, 2008.

As of September 30, 2008, $1.5 million (at par value) of our investments was comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. During the first quarter of 2008, we began experiencing failed auctions on auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our unaudited condensed consolidated balance sheet at September 30, 2008.

Our auction rate securities are classified as available-for-sale securities and are reflected at fair value. In prior periods during the auction process, which took place every 28-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS No. 157. However, due to events in credit markets during the first nine months of 2008, the auction events for most of these instruments failed, and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Due to these events, we reclassified these instruments as Level 3 during the first nine months of 2008 and recorded a temporary unrealized decline in fair value in the aggregate of approximately $172,000, with an offsetting entry to accumulated other comprehensive loss, net of tax. We currently believe that this temporary decline in fair value is primarily due to liquidity concerns, because the underlying assets for the majority of securities are almost entirely backed by the U.S. Government.

In addition, our holdings of auction rate securities represented approximately 3% of our cash equivalents, and marketable securities balance at September 30, 2008, which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will re-evaluate each of these factors as market conditions change in subsequent periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2008 and December 31, 2007, we had no off-balance sheet arrangements.

Item 3.                      Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risks. Our return on our investments in cash, cash equivalents and marketable securities which aggregated to $48.0 million as of September 30, 2008, is subject to interest rate risks. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. If interest rates were to change by 10% from the levels at September 30, 2008, the effect on our financial results would be insignificant.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations have not been material since our inception. If foreign currency exchange rates were to change by 10% from the levels at September 30, 2008, the effect on our other comprehensive income would be insignificant. We do not use derivative financial instruments to limit our foreign currency risk exposure.

 Item 4.                     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal controls over financial reporting occurred during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We tend to have one or more customers account for 10% or more of our revenues during each fiscal quarter.  For the quarter ended September 30, 2008, two customers together accounted for 28% of our revenues. Both of these customers, EMC Corporation, and Sun Microsystems, Inc., are OEM customers. While we believe that we will continue to receive revenues from these customers, our agreements with them do not have any minimum sales requirements and we cannot guarantee continued revenue. If our contract with either one of these customers terminates, or if the volume of sales from these customers significantly declines, it would have a material adverse effect on our operating results.

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

Our licenses and services in Japan are sold in Yen. Many of the sales of our licenses and services in Europe, the Middle East and Africa, are made in European Monetary Units (“Euros”).

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

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future.  For example, during the trailing twelve months ended September 30, 2008, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $5.05 and $15.30 per share and subsequent to September 30, 2008, the closing market price has been as low as $2.63  per share. The market price of our common stock may be significantly affected by the following factors:

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

As of September 30, 2008, we had an aggregate of 10,540,287 outstanding options to purchase our common stock and 864,925 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $6.51 per share. We also had 2,471,658 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan (the “2006 Plan”) is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding (as is currently the situation). In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan (see Note (2) Share-Based Payment Arrangements to our unaudited condensed consolidated financial statements).

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

We face a number of risks related to the recent financial crisis and severe tightening in the global credit markets.

The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. This financial crisis has impacted us and could continue to impact our business in a number of ways, including:

Potential Deferment of Purchases and Orders by Customers: Uncertainty about current and future global economic conditions may cause end users, including businesses and governments, to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products could differ materially from our current expectations.

Customers’ Inability to Obtain Financing to Make Purchases from Us and/or Maintain Their Business:  Some of our customers require financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us could adversely impact our financial results. In addition, if the financial crisis results in insolvencies for our customers, it could adversely impact our financial results.

Negative Impact from Increased Financial Pressures on Third-Party OEMs and Resellers: Most of our software licenses are sold through third-party OEMs, solution providers and distributors. Although many of these third parties have significant operations and maintain access to available credit, others are smaller and more likely to be impacted by the significant decrease in available credit that has resulted from the current financial crisis. If credit pressures or other financial difficulties result in insolvency for these third parties and we are unable to successfully transition end users to purchase our products from other third parties, or from us directly, it could adversely impact our financial results.

Our marketable securities portfolio could experience a decline in market value which could materially and adversely affect our financial results.

As of September 30, 2008, we held short-term and long-term marketable securities aggregating $14.0 million. We invest in a mixture of corporate bonds, government securities and marketable debt securities, the majority of which are high investment grade, and we limit the amount of credit exposure through diversification and investment in highly rated securities. However, investing in highly rated securities does not entirely mitigate the risk of potential declines in market value. A further deterioration in the economy, including further tightening of credit markets or significant volatility in interest rates, could cause our marketable securities to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased during the quarter ended September 30, 2008:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan at Month End

August 2008	1,000,000	$7.37	1,000,000	3,255,900

Total	1,000,000	$7.37	1,000,000	3,255,900

On February 6, 2008, the Company announced that its Board of Directors increased its authorization to repurchase the Company’s outstanding common stock from two million shares to five million shares in the aggregate. As of September 30, 2008, the Company had repurchased 4,744,100 shares. The program has no expiration date. On July 22, 2008, the Company’s Board of Directors increased the authorization to repurchase the Company’s outstanding common stock from five million shares to eight million shares in the aggregate.

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

November 7, 2008