Form 10-K
period 2008-12-31
FALCONSTOR SOFTWARE INC
filed 2009-03-12
CIK 922521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.

OR

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, $.001 par value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                                                               Accelerated Filer ☒
Non-Accelerated Filer ☐                                                               Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2008 was $270,018,477 which value, solely for the purposes of this calculation excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of February 25, 2009 was 51,975,442 and 44,963,392, respectively.

Documents Incorporated by Reference:

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

2008 ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

Item 1.	Business

OVERVIEW

FalconStor Software, Inc. (“FalconStor”, the “Company”, “we”, “our” or “us”) is the market leader in disk-based data protection.  We deliver proven, comprehensive, data protection solutions that facilitate the continuous availability of business-critical data with speed, integrity, and simplicity. Our TOTALLY Open™ data protection solutions, built upon the award-winning IPStor® virtualization platform, include the industry leading Virtual Tape Library (VTL) with data deduplication for backup optimization, Continuous Data Protector (CDP) for fast data recovery, Network Storage Server (NSS)  for storage virtualization and provisioning, and the File Interface Deduplication System (FDS) for capacity optimized storage solutions. All of our solutions are enabled with WAN-optimized replication options for cost-effective disaster recovery and remote office protection.  From the Fortune 1000 to small and medium-size businesses, customers across a vast range of industries worldwide have implemented FalconStor solutions in their production IT environments in order to meet their recovery time objectives (RTO) and recovery point objectives (RPO), as well as to manage their storage infrastructures with minimal total cost of ownership (TCO) and with optimal return on investment (ROI).

The FalconStor storage virtualization and data protection solutions are designed to empower IT administrators and end users to recover data easily to any point in time in the event of hardware failure, data corruption, deletion, or catastrophic site-level disaster, allowing rollback or failover to a known, good, immediately useable state to ensure that businesses maintain reliable access to their vital applications, and to facilitate accurate data restoration while concurrently minimizing downtime. FalconStor solutions are engineered to integrate and to work seamlessly with database, email and file systems, and with business applications. The application level integration allows for maintaining space-efficient redundant sets of active data that are generated with complete transactional and point-in-time integrity.  FalconStor solutions enhance business productivity by eliminating the need for the time-consuming consistency checks and data rebuilds that traditionally create long periods of downtime during a recovery process.

Designed to contain escalating costs, FalconStor solutions enable companies to aggregate heterogeneous, distributed storage capacity and to centralize administration of both storage resources and business-critical data services such as backup, snapshot, replication, and data migration. Companies benefit from lower administrative overheard, elimination of storage over-provisioning, massive scalability, and the ability to make cost-effective storage allocation and purchasing decisions. Moreover,  FalconStor’s commitment to a TOTALLY Open software-based approach to storage networking entails any-to-any connectivity  via native support for industry standards (including Fibre Channel,  iSCSI, SCSI,  SAS,  SATA  and  emerging  standards  such  as InfiniBand and Fibre Channel over Ethernet) and delivers  unified  support  for  multiple  storage architectures.  As a result, FalconStor solutions provide companies of any size and complexity with the freedom to leverage IP/iSCSI-, Fibre Channel-, or InfiniBand-based networks and to implement their choice of state-of-the-art equipment based on any standard protocol from any storage manufacturer, without rendering their existing or future investments obsolete.

Recognizing the value propositions of FalconStor’s proven, cutting-edge technology multiple partners utilize FalconStor’s innovative software products – including CDP, VTL and NSS to power their storage appliances and their bundled solutions.  FalconStor’s products have been certified by such industry leaders as 3Par, Acer, Adaptec, Alacritech, ATTO Technology, Bell Microproducts, Brocade, Cisco, Citrix, Compellent, COPAN Systems, Dell, H3C, Hitachi Data Systems, Huawei, IBM, Intel,  Lanchao, LSI Logic, Microsoft, NEC, Nexsan, Novell, NS Solutions Corporation, Oracle, Pillar Data Systems, QLogic, Spectra Logic, Sun Microsystems, Symantec, Virtual Iron, Voltaire, VMware, and Xiotech.

Further validation of FalconStor solutions comes from the agreements FalconStor has with many, Tier-1 original equipment manufacturers (OEMs) and others to integrate FalconStor technology with those companies’ products.  In the past year, OEM partners have released new solutions powered by FalconStor products and have pursued visible market presence with FalconStor, leveraging both brands for market presence.

FalconStor was incorporated in Delaware as Network Peripherals, Inc., in 1994.  Pursuant to a merger with FalconStor Inc., in 2001, the former business of Network Peripherals, Inc., was discontinued, and newly re-named FalconStor Software, Inc., continued the storage software business started in 2000 by FalconStor, Inc.  FalconStor’s headquarters are located at 2 Huntington Quadrangle, Suite 2S01, Melville, NY 11747. The Company also maintains offices throughout Europe and Asia.

PRODUCTS AND TECHNOLOGY

FalconStor’s products and solutions are built on IPStor, common network infrastructure software platform that provides the most reliable and complete disk-based data protection and storage virtualization solutions. FalconStor data protection solutions accelerate or eliminate the backup window, which allows users to recover data in minutes, anytime, anywhere, with 100% data integrity. FalconStor offers the following core products: VTL with deduplication, CDP, NSS and FDS. A WAN-optimized replication option enables all FalconStor products for cost-effective disaster recovery and remote/branch office protection. FalconStor solutions share several key technologies that foster seamless integration and offer a competitive edge.

One independent, TOTALLY Open data protection platform - FalconStor solutions provide complete independence to choose any storage or connectivity, delivering comprehensive data protection across the enterprise, and scaling from the data center to the remote office or single user desktop.

Integrated - FalconStor solutions are built on a common platform, eliminating the compatibility and integration issues typically found with “bolted together” solutions created from disparate products with different development histories.  In addition, FalconStor solutions are built to seamlessly integrate within customers’ environments to provide a high level of data services and protection to business applications.

Optimized - FalconStor solutions are designed to optimize performance and capacity utilization, making use of the latest advances in storage networking speed and technologies such as thin provisioning and deduplication. Application-specific tools optimize protection of key enterprise applications. Protection is enhanced even as costs are reduced.

Available - FalconStor solutions are built to provide the best in data protection, recovery, and persistent data accessibility.  FalconStor delivers data protection with complete transactional integrity for fast and reliable recovery.  FalconStor solutions are deployed in high availability models, with built-in failover capabilities.

FalconStor’s data protection solutions address the full spectrum of data protection business challenges, from the need to accelerate backup to the need to recover data after a disaster.  Customers today are facing massive data growth, often exceeding 60% per year.  Backup windows have not only shrunk; for many organizations they have disappeared altogether.  Traditional backup has also been plagued with media and hardware failures. These are issues addressed by FalconStor VTL or FalconStor FDS, depending on customers’ environments. In addition, the time to recover is also shrinking, so companies need more recovery points and times, rather than the once-a-day offered by daily backup. For this they turn to the FalconStor CDP solution. To improve the day-to-day management issues that arise from the explosive storage growth, customers use the FalconStor NSS to virtualize, to provision, and to protect their data.  And for protecting remote office data from disasters, FalconStor has built a highly efficient replication solution that integrates with VTL, CDP, NSS, and FDS. Because all of these solutions are built from a single technology platform, deployment is simplified and businesses benefit from the peace of mind knowing that FalconStor solutions work together in an easily managed and a highly efficient fashion, with high data availability and rapid recovery always paramount.

Deployment options

FalconStor sells its solutions as standalone software or as software pre-installed on FalconStor-supplied hardware appliances, or as virtual appliances.

Software Products

FalconStor offers a wide range of data protection and storage virtualization solutions:

•	Tape Backup Optimization – FalconStor VTL

•	Local and Remote Data Recovery – FalconStor CDP

•	Storage Virtualization, Provisioning, and Management – FalconStor NSS

•	Data Deduplication for Capacity Optimized Storage – FalconStor FDS

FalconStor provides data protection services at all levels from operating systems and application software, to files, databases, and messaging data, across the entire organization.  Our products are extremely scalable, allowing FalconStor solutions to address the needs of small/medium businesses, large organizations, and global enterprises. Our solutions offer high availability (HA) through RAID, synchronous and asynchronous mirroring, HA failover, and clustering technologies.

Network Storage Server (NSS)

FalconStor Network Storage Server (NSS) integrates storage virtualization and provisioning across multiple disk arrays and connection protocols for an easy-to-use, scalable SAN solution. From a small iSCSI virtual server lab to an enterprise-class Fibre Channel SAN running Tier-1 database applications, FalconStor NSS is designed to meet all of the storage needs of any organization.

By virtualizing storage on any disk arrays, FalconStor NSS provides the ability to pool and tier disk assets, simplifying provisioning, reducing allocation errors, and maximizing resource utilization. This allows IT organizations to avoid over-provisioning of disk resources and to bring new servers and projects online quickly and efficiently. FalconStor NSS incorporates a full set of application-aware data protection services, including real-time synchronous mirroring, volume snapshots and site-to-site WAN-optimized data replication, for disaster recovery.

Virtual server environments are well served by virtualized storage.  FalconStor NSS is designed to make it easy to create a new disk resource to house virtual machine files, and disk resources are re-allocated to different servers or shared among servers to facilitate virtual machine high-availability operations that require shared disk. Specific integration tools allow NSS to service virtual server environments in an optimal manner providing rapid and effective recovery processes of a virtual machine or entire virtual server farms.

In addition, FalconStor NSS enables and automates serverless backup processes.  FalconStor backup server integration tools offload backup processes from the server to the NSS repository, freeing up the application host server and completely eliminating the backup window.

The NSS Virtual Appliance enables cost-effective server virtualization by converting internal or external server storage resources into shared storage resources to enable high availability options across virtual servers. The solution reduces infrastructure cost and complexity while maximizing customers’ return on investment. The FalconStor NSS Virtual Appliance brings all the benefits and features of server and storage virtualization to the remote and branch offices to reduce costs and to enable effective data protection and recovery solutions across the enterprise.

Virtual Tape Library (VTL)

FalconStor Virtual Tape Library (VTL) is the industry’s leading virtual tape solution, and we believe it is unmatched in terms of performance and scalability.  With virtual tape, backups complete faster and more reliably, with little or no change needed to the backup environment. It enhances backup operations seamlessly without changing any backup processes or policies. Sophisticated physical tape integration and data security complete the solution.  Designed from the start as an enterprise-class application, FalconStor VTL can achieve high backup speeds allowing users to solve the single biggest issue in backup: meeting the backup window.

Built-in data deduplication significantly reduces the amount of data needed to be stored on disk. By eliminating redundant backup data, the storage footprint can be reduced by 95% or more, allowing organizations to keep weeks or even months worth of data on disk, for fast, dependable restore, without any of the reliability concerns of a tape-based restore.

While deduplication can eliminate or greatly reduce the need for physical tapes, many organizations still require tape for long-term, off-site, or archival storage. FalconStor VTL has the industry’s most sophisticated and the broadest integration with physical tape libraries, allowing companies to export data directly to physical tape, leveraging the speed of the VTL without impacting the backup network.

FalconStor VTL also supports small and remote office environments through VTL storage appliances and small footprint virtual appliances.

Continuous Data Protector (CDP)

FalconStor Continuous Data Protector (CDP) technology reinvents the way data backup and recovery are implemented and performed. Moving far beyond failure-prone once-a-day tape backup models, FalconStor CDP combines local and remote protection into a cost-effective, unified, disk-based solution that allows organizations to recover data back to the most recent transaction. Combining application-aware snapshots and continuous journaling functions, CDP enables customers to recover data to any point in time.  The Recovery Point Objective (RPO) shrinks to mere seconds.

In addition, FalconStor CDP software delivers fast, reliable recovery, bringing business applications back online in a matter of minutes. Using a wealth of sophisticated technologies — including application integration, physical-to-virtual recovery, and WAN-optimized replication — entire systems can be restored in under ten minutes. Lost files can be recovered in two minutes. Data is protected in its native format, and is instantly accessible. With FalconStor CDP, the Recovery Time Objective (RTO) changes from hours to minutes, minimizing system downtime and economic impact.

In addition, FalconStor CDP enables and automates serverless backup processes.  FalconStor backup server integration tools offload backup processes from the server to the CDP repository, freeing up the application host server and completely eliminating the backup window.

The CDP Virtual Appliance is a pre-configured, ready-to-run software application packaged for quick, easy deployment in virtual environments. The solution reduces infrastructure cost and complexity while maximizing customers’ return on investment. The FalconStor CDP Virtual Appliance provides all the benefits and features of the FalconStor CDP to the remote and branch office to enable comprehensive and effective data protection and recovery solutions across the enterprise.

File Interface Deduplication System (FDS)

In December 2008, FalconStor announced the future availability of its new File Interface Deduplication System (FDS).  This solution will allow FalconStor to extend its deduplication technology to service a broader set of applications that goes beyond tape backup applications.  FalconStor FDS allows companies to optimize storage capacity services for disk-to-disk backup and archiving applications.

FalconStor FDS presents file interface accessibility to a block level deduplication repository through common LAN-based file access protocols such as CIFS and NFS.  Its deployment simplicity easily extends FalconStor data deduplication technology across multiple applications.  FalconStor FDS delivers global deduplication and is enabled with a WAN-optimized replication option for cost effective DR implementations.

FalconStor FDS is also offered as a Virtual Appliance, providing remote and branch offices as well as small enterprises with an economical data deduplication solution.  The Virtual Appliance deployment model can eliminate tape-based backup processes at the remote office and the costs and risks associated with physical tape shipments.

Application-Aware Snapshot Agents

FalconStor Snapshot Agents automate and minimize quiescence time during data replication, backup, and other snapshot-based operations to ensure transactional integrity and point-in-time consistency of Windows, Unix, Linux, and VMware systems, databases applications and messaging stores for fast time-to-recovery.  Snapshot Agents are available for IBM® DB2® UDB, Informix®, Microsoft® SQL Server, Oracle®,  Prevasive.SQL®, Sybase®, IBM Lotus Notes®/Domino, Microsoft® Exchange, Microsoft® VSS, Novell® Groupwise®, VMWare®, and many file systems.

Application Specific Recovery Options

FalconStor recovery agents offer recovery solutions for database and messaging systems.  For instance, FalconStor Message Recovery for Microsoft Exchange and Message Recovery for Lotus Notes/Domino expedite mailbox/message recovery by enabling IT administrators to recover individual mailboxes quickly from point-in-time snapshot images of their messaging server.  In addition, FalconStor Database Recovery for Microsoft SQL Server expedites database recovery by enabling IT administrators to recover a database quickly from point-in-time snapshot images of their SQL database.

BUSINESS STRATEGY

FalconStor intends to maintain its position as the only premier provider of disk-based data protection and storage virtualization solutions serving enterprises and SMBs worldwide. FalconStor intends to achieve this objective through the following strategies.

Disk-Based Data Protection Leadership

FalconStor intends to continue to leverage the protocol-independent, unified architecture, and robust TOTALLY Open data protection technology of its solution to maintain a leadership position in the enterprise and SMB disk-based data protection software markets. The disk-based data protection market is rapidly growing. Gartner forecasts the total storage management software market will reach $13.1B by 2011, a 7.9% CAGR.  In addition, Gartner forecasts that data replication software for Disaster Recovery will reach $3.9B by 2011, an 11.8% CAGR. In a user survey analysis by Gartner in North America in 2008, over 50% of the respondents said they are committed to storage consolidation, and to optimizing their backup processes, and half of those users are implementing disk to disk backup and VTL.  In another user survey by Gartner, 54% of the U.S. respondents expect to increase their storage budgets in 2009. But Gartner also recommends that in order for storage vendors to be competitive, they need to ramp up their efforts to provide excellent customer care by demonstrating their products’ affordability and lower total cost of ownership (TCO). In 2009, as IT directors of small and large enterprises alike move to reduce capital expenditures and operating costs, to conserve energy, and to maximize return on assets, they will investigate how to extend the use of their existing IT infrastructure by deriving value from it in innovative ways. FalconStor is poised to capitalize on this trend. FalconStor plans to continue its leadership in this market through its deep commitment to research and development and through continued rapid technology innovation. For information on our research and development expenditures, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

Expand Product Offerings

In 2008, FalconStor continued aggressively to develop its product portfolio. In May 2008, FalconStor announced the general availability of FalconStor Storage Replication Adapter for VMware Site Recovery Manager. This integration provides DR automation and heterogeneous data replication for VMware infrastructure to VMware and FalconStor customers. Also in May, FalconStor announced the availability of the FalconStor Virtual Tape Library (VTL) OpenStorage Option for integration with the Veritas NetBackup OpenStorage API from Symantec.  The FalconStor VTL OpenStorage Option, the first qualified Fibre Channel OST option by Symantec, ensures business continuity by speeding up and simplifying backup and recovery through integration of intelligent disk devices to NetBackup using high-speed Fibre Channel connections.

In September 2008, FalconStor announced the availability of the FalconStor NSS Virtual Appliance and its qualification under the VMware Ready program. This product enables cost-effective server virtualization by converting internal or external server storage resources into shared storage resources to enable high-availability options across virtual servers.  The introduction of NSS as a virtual appliance complements the FalconStor offering for small businesses and the remote and branch offices.  With this latest addition to its Virtual Appliance portfolio, FalconStor now offers all its products with a virtual appliance model.

In addition, FalconStor has announced the introduction of File Interface Deduplication System (FDS), a new product offering that extends the FalconStor data deduplication technology to more applications such as disk-to-disk backup and archiving applications.  The product is scheduled to be available in the first quarter of 2009 and should allow FalconStor to expand its position in the Capacity Optimized Storage (COS) market.

FalconStor also announced its expansion in the Software as a Service (SaaS) market, collaborating with HiNet - the Internet Service Provider (ISP) arm of Chunghwa Telecom (NYSE: CHT), Taiwan's largest information and telecom service provider - to make online backup services available to customers and small-and-medium-size businesses in Taiwan.

In an effort to respond to market demand for easy to deploy storage solutions FalconStor expanded its collaboration with China-based H3C Technologies to distribute a high-performance line of storage appliances based on H3C hardware and FalconStor software.  The offering was introduced to the European market in October and is aimed at the mid-size enterprise market.

Expand Corporate Visibility

Throughout 2008, FalconStor took significant steps to increase its market presence and awareness. First, we expanded on a successful advertising campaign featuring customer testimonials for each of our product lines, as well as taking additional steps to increase our online presence in the form of banner ads on key media and industry community sites.  In addition, we added an updated look and feel, a more user-friendly navigation, and additional resources to our website to make information more readily available to our customers and partners.

Second, through the release of new products, strategic relationships, and customer wins, we continued to increase our engagement with the press, analyst and blogging communities to create awareness of and credibility for our TOTALLY Open data protection message. We have stepped up our participation in online conversations both with our own FalconStor expert bloggers and by monitoring and commenting on other blogs.  This broad effort has led to several awards and accolades:

•	Business Solutions Magazine names FalconStor among the Best Channel Vendors for storage in 2009
•	FalconStor NSS was named a finalist in Storage Magazine’s 2008 Products of the Year Award
•	FalconStor Software's VP of Sales Wendy Petty was named one of the most powerful women in the channel by VARBusiness
•	FalconStor was a Leader in the Forrester Wave™: Enterprise Open Systems Virtual Tape Libraries, Q1 2008 report
•	FalconStor VTL was named number one VTL in TheInfoPro Wave 10 Research and “Exciting Vendor” in TheInfoPro Wave 11 Research
•	FalconStor was certified by CMP’s VARBusiness as a Gold 5-Star Overall Winner in its 2008 Partner Program Guide
•	FalconStor CDP Virtual Appliance was named New Product of the Year finalist by Network Computing magazine
•	FalconStor NSS was named number one virtualization product by CRN
•	FalconStor CDP Virtual Appliance for VMware Virtual Infrastructure was awarded an “Excellent” rating by ZDNet

We anticipate that this positive recognition will continue throughout 2009, as we continue to innovate in our products and to refine our message to address new market conditions while delivering targeted marketing campaigns.

In addition we increased our investment in our partners, both OEM and channel, for joint marketing and field engagement. We have also expanded our channel by partnering with new distributors and Direct Market Resellers (DMR) to further penetrate the mid-range market and extend our channel and customer reach.

Scalable Packaging

The scalability of our technology enables FalconStor to team with channel partners to package our various solutions in many ways.  For example, our solutions can be packaged as virtual appliances, which can be deployed in minutes, providing an instant value-add to the virtual server and the physical servers on the LAN. Our server appliances can be deployed as a stackable iSCSI or a stand-alone CDP/VTL node in as few as 10 minutes. Our solutions can also be deployed as a Dual-Controller storage array with embedded storage with CDP or VTL services. Finally, we offer multi-node clusters for our enterprise accounts. We are looking forward to seeing the effects of the scalable packaging of our competitive solutions through the channel in 2009.

Expand Technologies and Capabilities through Strategic Acquisitions and Alliances

FalconStor believes that opportunities may exist to expand its technological capabilities, product offerings, and services, whether through acquisition of businesses or software technology, or through strategic alliances. FalconStor will focus on opportunities that enable it to acquire or to license:

•	Important enabling technology;
•	Complementary applications;
•	Marketing, sales, customers and technological synergies; and/or
•	Key personnel.

Seek OEM Relationships with Industry Leaders

FalconStor intends to continue to enter into OEM agreements with strategic switch, storage, appliance, and operating system vendors. Besides accelerating overall market growth, the OEM relationships should continue to bolster FalconStor’s product recognition, corporate credibility, and revenue stream.

Expand Inside and Field Sales Organization

FalconStor intends to expand its worldwide sales force in 2009. Field sales expansion should provide increased coverage for end user opportunities and partners. FalconStor is increasing its investment in partners with additional training, lead generation, and market development.  The inside sales team has been bolstered to further support lead generation and incremental revenue opportunities for current end users and mid-size businesses.

Identify and Nurture New Growth Drivers

FalconStor has made key investments in several areas from which we expect growth in the coming years. We believe we are strongly positioned to take advantage of the rapid storage growth in China. Our OEM relationships with Acer, H3C, Inspur Group, and others, and the joint development/production agreement with The Chinese Academy of Science for enterprise-class storage, archiving and compliance solutions, will continue to expand this market.   We have also expanded our presence in Japan and extended our collaboration with Softbank BB Corp. to solutions for both the Enterprise and the SMB markets.

Current economic conditions suggest that there will be more limited IT spending budgets in 2009. We anticipate that companies will be looking for innovative solutions to reduce their IT costs and take full advantage of their current investments.  FalconStor has been helping companies to reduce Capital Expenditures (CapEx), and to minimize Operating Expenditures (OpEx) through the deployment of cost-effective solutions that maximize the utilization rates for IT resources, consolidate management operations, and reduce storage capacity and networking bandwidth requirements.

Industry analysts predict that technologies such as data deduplication, storage virtualization, and network bandwidth optimization are on the top of almost every IT project list for 2009.  We believe that FalconStor will see a growing demand for its products and solutions, as a market leader of disk-based data protection solutions, and as a leading developer of technologies such as data deduplication, storage virtualization, and WAN-optimized replication.

With a server virtualization market that is gaining rapid adoption, we anticipate a growing need for integrated storage and server virtualization solutions for maximizing IT productivity and business continuity. This combination of solutions will improve data center resource management by increasing utilization of existing physical resources, while optimizing virtual infrastructure performance through real-time data migration, to deliver more cost-effective and reliable high-availability and disaster recovery.  In 2008, we strengthened our relationships with vendors like VMware, Citrix, and Microsoft and we have developed more integration tools and solutions to support and enhance these environments. We expect that in 2009 these relationships and joint technology solutions will continue to grow and will put FalconStor in a strong position to service customers that are looking at deploying these solutions.

SALES, MARKETING AND CUSTOMER SERVICE

FalconStor plans to continue to sell its products primarily through original equipment manufacturers (OEMs), value-added resellers (VARs) or solution providers, large system integrators, Direct Market Resellers (DMRs), and distributors.

OEM Relationships.   OEMs collaborate with FalconStor to integrate FalconStor technology into their own product offerings or to resell FalconStor technology under their own label.

VAR and Distributor Relationships.   FalconStor has entered into VAR and distributor agreements to help sell its products in various geographic areas.  FalconStor has increased its sales and marketing infrastructure to further support and expand our network of VARs worldwide. FalconStor’s VARs and distributors market various FalconStor products and receive a discount off of the list price on products sold.

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

FalconStor’s Professional Services personnel are also available to assist customers and partners throughout the lifecycle of FalconStor solution deployments. The Professional Services team includes experienced Storage Architects (expert field engineers) who can assist in the assessment, planning/design, deployment, and test phases of the deployment project, and a Technical Support Group for post-deployment assistance and ongoing support.

COMPETITION

As the demand for data protection and network-based storage products and services increases, more competitors will enter this high-growth market segment.  Although there are several companies attempting to offer unified storage services or data protection, FalconStor believes it is the only software-based solution provider capable of delivering comprehensive data protection across the data center. FalconStor holds multiple patents on key technologies that enable and optimize our data protection and data reduction platform. We believe that our integrated services and products -- NSS, VTL, CDP, FDS, and WAN-optimized replication for remote offices and data centers are unique to the industry.

Although some of FalconStor’s products provide capabilities that put them in competition with products from a number of companies with substantially greater financial resources, FalconStor is not aware of any other software company providing the same range of unified data protection storage service running on a standard Linux-, Windows-, or Solaris-based appliance. FalconStor believes that the principal competitive factors enhancing its marketability include product features such as scalability, data availability, ease of use, price, reliability, hardware/platform neutrality, customer service, and support.

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

FalconStor’s future and existing competitors could conceivably introduce products with superior features, scalability, and functionality at lower prices than FalconStor’s products and could also bundle existing or new products with other more established products to compete with FalconStor products. Increased competition could result in price reductions and reduced gross margins, which could impact FalconStor’s business.  FalconStor’s success will depend largely on its ability to generate market demand and awareness of its products and to develop additional or enhanced products in a timely manner.  FalconStor’s success will also depend on its ability to convince potential partners of the benefits of licensing its software rather than that of competing technologies.

INTELLECTUAL PROPERTY

FalconStor’s success is dependent in part upon it proprietary technology. The IPStor platform forms the core of this proprietary technology. FalconStor currently has eight patents and numerous pending patent applications; and multiple registered trademarks – including “FalconStor Software” and “IPStor” – and pending trademark applications related to FalconStor and its products.

FalconStor seeks to protect its proprietary rights and other intellectual property through a combination of copyright, patents, trademark and trade secret protection, as well as through contractual protections such as proprietary information agreements and nondisclosure agreements.  The technological and creating skills of its personal, new product developments, frequent product enhancements and reliable product maintenance are essential to establishing and maintaining a technology leader position.

FalconStor generally enters into confidentiality or license agreements with employees, consultants, and corporate partners, and generally controls access to and distribution or its software, documentation, and other proprietary information. Despite FalconStor’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use its products or technology. Monitoring unauthorized use of its products is difficult, and there can be no assurance that the steps FalconStor has taken will prevent misappropriation of its technology, particularly in foreign countries where laws my not protect its proprietary rights as fully as do the laws of the United States.

MAJOR CUSTOMERS

For the year ended December 31, 2008, we had two customers, EMC Corporation and Sun Microsystems, which accounted for 20% and 13%, respectively, of our total revenues. For the year ended December 31, 2007, Corporation and Sun Microsystems accounted for 26% and 12%, respectively, of our total revenues. For the year ended December 31, 2006, EMC Corporation accounted for 27% of our total revenues. As of December 31, 2008, EMC Corporation and H3C Technologies Co., Ltd.’s accounts receivable balance were each 11% of our gross accounts receivable balance. As of December 31, 2007, EMC Corporation’s accounts receivable balance was 17% of our gross accounts receivable balance.

EMPLOYEES

As of December 31, 2008, we had 505 full-time and part-time employees, consisting of 206 in research and development, 167 in sales and marketing, 103 in service, and 29 in general administration.  We are not subject to any collective bargaining agreements and believe our employee relations are good.

INTERNET ADDRESS AND AVAILABILTY OF FILINGS

           Our internet address is www.falconstor.com.  The Company makes available free of charge, on or through its Internet website, the Company’s Annual Report on Form 10-k, Quarterly Reports on Form 10-q, current Reports on Form 8-k, and amendments to those reports filed or furnished pursuant to Sections 13(a) or (15)(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.  The Company complied with this policy for every Securities Exchange Act of 1934, as amended, report filed during the year ended December 31, 2008.

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

The continued adoption of Storage Area Networks (IP/iSCSI-, Fibre Channel-, and InfiniBand-based)) and Network Attached Storage solutions, disk-based backup and disaster recovery solutions, storage virtualization solutions, deduplication solutions, and virtual environments is critical to our future success. The markets for these solutions are still maturing, making it difficult to predict their potential sizes or future growth rates. If these markets develop more slowly than we expect, our business, financial condition and results of operations would be adversely affected.

We may not be able to penetrate the small/medium business and small office/home office markets.

We offer products for the small/medium business (SMB) and small office/home office (SOHO) markets.  Our products may not be attractive to the SMB and the SOHO markets, or we may not be able to reach agreements with OEMs and resellers with significant presences in the SMB and SOHO markets. If we are unable to penetrate the SMB and SOHO markets, we will not be able to recoup the expenses associated with our efforts in these markets and our ability to grow revenues could suffer.

If we are unable to develop and manufacture new products that achieve acceptance in the data protection and the network storage software markets, our operating results may suffer.

The data protection and the network storage software markets continue to evolve and as a result there is continuing demand for new products. Accordingly, we may need to develop and manufacture new products that address additional data protection or network storage software market segments and emerging technologies to remain competitive in the data storage software industry.  We are uncertain whether we will successfully qualify new data protection or network storage software products with our customers by meeting customer performance and quality specifications. Any failure to address additional market segments could harm our business, financial condition and operating results.

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

Our IPStor platform, the basic building block of all of our solutions, is complex and is designed to be deployed in large and complex networks. Many of our customers have unique infrastructures, which may require additional professional services in order for our software to work within their infrastructures. Because our products are critical to the networks of our customers, any significant interruption in their service as a result of defects in our product could result in damage to our customers. These problems could cause us to incur significant service and engineering costs, divert engineering personnel from product development efforts and significantly impair our ability to maintain existing customer relationships and attract new customers. In addition, a product liability claim, whether successful or not, would likely be time consuming and expensive to resolve and would divert management time and attention. Further, if we are unable to fix the errors or other problems that may be identified in full deployment, we would likely experience loss of or delay in revenues and loss of market share and our business and prospects would suffer.

Our other products may also contain errors or defects. If we are unable to fix the errors or other problems that may be discovered, we would likely experience loss of or delay in revenues and loss of market share and our business and prospects would suffer.

Failure of storage appliances to integrate smoothly with end user systems could impact demand for the appliances.

We have entered into agreements with resellers and OEM partners to develop storage appliances that combine VTL, CDP, NSS or FDS functionality with third party hardware to create single purpose turnkey solutions that are designed to be easy to deploy. In addition, in certain instances, we install our software onto third party hardware for resale to end-users. If the storage appliances are not easy to deploy or do not integrate smoothly with end user systems, the basic premise behind the appliances will not be met and sales would suffer.

Issues with the hardware on which our software products are installed could increase our support costs and result in lower sales of our products.

We deliver some of our products, both through our resellers and directly to end-users, installed on third party hardware. If the hardware does not function properly, our support costs will go up. We will have to arrange or pay for the repair or replacement of the broken hardware and we may have to increase the size of our support operations. Hardware reliability issues could also cause resellers and end-users to refuse to make purchases from us, even if our software products function properly.

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

The failure of our resellers to sell our software applications effectively could have a material adverse effect on our revenues and results of operations.

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

We tend to have one or more customers account for 10% or more of our revenues during each fiscal quarter and fiscal year. For the year ended December 31, 2008, we had two customers, EMC Corporation and Sun Microsystems, which accounted for 20% and 13%, respectively of our total revenues. For the year ended December 31, 2007, we had two customers, EMC Corporation and Sun Microsystems, which accounted for 26% and 12%, respectively of our total revenues. For the year ended December 31, 2006, EMC Corporation accounted for 27% of our total revenues. While we believe that we will continue to receive revenue from these customers, our agreements do not have any minimum sales requirements and we cannot guarantee continued revenue. If our contract with any of these customers terminates, or if the volume of sales from any of these customers significantly declines, it would have a material adverse effect on our operating results.

In addition, as of December 31, 2008, EMC Corporation’s and H3C Technologies Co., Ltd.’s accounts receivable balance were each 11% of our gross accounts receivable. As of December 31, 2007, EMC Corporation’s accounts receivable balance was 17% of our gross accounts receivable balance.  While we currently have no reason to question the collectability of these receivables, a business failure or reorganization by either of these customers could harm our ability to collect these receivables and could damage our cash flow.

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

Our future success is partially dependent upon establishing and maintaining successful relationships with the right channel partners. A portion of our revenue is generated by sales through our channel partners, and we expect channel sales to continue to make up a significant portion of our total revenue in the future. Accordingly, our revenue depends in part on the effective sales and lead generation activities of these channel partners.

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

Consolidation in the data protection or the network storage industries could hurt our strategic relationships.

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

The operating results of our business depend in part on the overall demand for data protection and network storage software. Because the market for our software is primarily major corporate customers, any softness in demand for data protection or network storage software may result in decreased revenues.

Our future quarterly results may fluctuate significantly, which could cause our stock price to decline.

Our previous results are not necessarily indicative of our future performance and our future quarterly results may fluctuate significantly.

Historically, information technology spending has been higher in the fourth and second quarters of each calendar year and somewhat slower in the other quarters, particularly the first quarter. Our quarterly results reflected this seasonality in 2008, and we anticipate that our quarterly results for 2009 will show the effects of seasonality as well.

Our future performance will depend on many factors, including:

•	fluctuations in the economy

•	the timing of securing software license contracts and the delivery of software and related revenue recognition;

•	the seasonality of information technology, including network storage products, spending;

•	the average unit selling price of our products;

•	existing or new competitors introducing better products at competitive prices before we do;

•	our ability to manage successfully the complex and difficult process of qualifying our products with our customers;

•	new products or enhancements from us or our competitors;

•	import or export restrictions on our proprietary technology; and

•	personnel changes.

Many of our expenses are relatively fixed and difficult to reduce or modify. As a result, the fixed nature of our expenses will magnify any adverse effect of a decrease in revenue on our operating results.

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended December 31, 2008, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $2.09 and $10.74 per share. The market price of our common stock may be significantly affected by the following factors:

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

As of December 31, 2008, we held short-term and long-term marketable securities aggregating $20.4 million. We invest in a mixture of corporate bonds, government securities and marketable debt securities, the majority of which are high investment grade, and we limit the amount of credit exposure through diversification and investment in highly rated securities. However, investing in highly rated securities does not entirely mitigate the risk of potential declines in market value. A further deterioration in the economy, including further tightening of credit markets or significant volatility in interest rates, could cause our marketable securities to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

The amount of income taxes we have to pay may increase.

During 2008, we received the remaining benefits of net operating loss carryforwards, which reduced the amount of income taxes that we would have been required to pay. As of December 31, 2008, we did not have remaining U.S. Federal net-operating loss carryforwards available for use to offset future taxable income. If we have taxable income in 2009, we will have a material tax liability.

The ability to predict our future effective tax rates correctly could impact our ability to accurately forecast future earnings.

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

As of December 31, 2008, we had options to purchase 9,675,145 shares of our common stock outstanding, and we had an aggregate of 488,840 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $6.10 per share. We also had 3,593,038 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (8) Share-Based Payment Arrangements to our consolidated financial statements.

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

Our business could be materially affected as a result of a natural disaster, terrorist acts, or other catastrophic events.

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

Our licenses and services in Japan are sold in Yen. Our licenses and services in the Republic of Korea are sold in Won. Many of the sales of our licenses and services in Europe, the Middle East and Africa, are made in European Monetary Units (“Euros”).

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

We currently do not engage in any hedging of these foreign currency risks. We may, in the future, attempt to hedge currency risks.

Because we conduct operations in China, risks associated with economic, political and social events in China could negatively affect our business and operating results.

China is becoming a significant market for our products and we are increasing our operations in China. In addition to two joint ventures with the Chinese Academy of Science, we have OEM agreements with several Chinese companies.  We also have research and development and sales offices in China employing a total of 57 people as of December 31, 2008. We expect to increase our operations in China in the future. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

•	government controlled foreign exchange rate and limitations on the convertibility of the Chinese Renminbi;

•	extensive government regulation;

•	changing governmental policies relating to tax benefits available to foreign-owned businesses;

•	the telecommunications infrastructure;

•	relatively uncertain legal system; and

•	uncertainties related to continued economic and social reform.

Any significant interruption in our China operations, whether resulting from any of the above uncertainties, natural disasters or otherwise, could result in delays or disruptions in our revenue and our research development operations, either of which could cause our business and operating results to suffer.

If we are unable to protect our intellectual property, our business will suffer.

Our success is dependent upon our proprietary technology. Currently, the IPStor software suite is the core of our proprietary technology. We have twelve patents issued, and we have multiple pending patent applications, numerous trademarks registered and multiple pending trademark applications related to our products. We cannot predict whether we will receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

The Company’s headquarters are located in an approximately 45,000 square foot facility in Melville, New York.  Offices are also leased for development, sales and marketing personnel, which total an aggregate of approximately 62,000 square feet in Le Chesnay and Toulouse, France; Taipei and Taichung, Taiwan; Tokyo, Japan; Beijing, Shenzhen and Shanghai, China; Munich, Germany; Seoul, Korea; Kuala Lumpur, Malaysia; North Sydney, Australia; London, UK; Fremont, California; and Acton, Massachusetts. Initial lease terms range from one to eight years, with multiple renewal options.

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

Market Information

Our Common Stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “FALC”. The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods indicated as reported by Nasdaq:

	2008		2007
	High	Low	High	Low
Fourth Quarter	$5.09	$2.09	$15.30	$9.94
Third Quarter	$7.80	$5.05	$12.50	$9.87
Second Quarter	$9.13	$6.99	$12.10	$10.33
First Quarter	$10.74	$6.85	$11.23	$8.13

Holders of Common Stock

We had approximately 142 holders of record of Common Stock as of February 25, 2009. This does not reflect persons or entities that hold Common Stock in nominee or “street” name through various brokerage firms.

Dividends

We have not paid any cash dividends on our common stock since inception. We expect to reinvest any future earnings to finance growth, and therefore do not intend to pay cash dividends in the foreseeable future. Our board of directors may determine to pay future cash dividends if it determines that dividends are an appropriate use of Company capital.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans not approved by security holders.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted - Average exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	10,163,985	$6.10	3,593,038

(1) As of December 31, 2008 we had 3,593,038 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan (the “2006 Plan”) is in effect, the number of shares of stock to which options may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. See Note (8) Share-Based Payment Arrangements to our consolidated financial statements for further information.

Common Stock Performance: The following graph compares, for each of the periods indicated, the percentage change in the Company’s cumulative total stockholder return on the Company’s Common Stock with the cumulative total return of a) an index consisting of Computer Software and Services companies, a peer group index, and b) the Russell 3000 Index, a broad equity market index.

ASSUMES $100 INVESTED ON DEC. 31, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2008

	Fiscal Year Ending
	2003	2004	2005	2006	2007	2008
FALCONSTOR SOFTWARE, INC.	$100.00	$109.50	$84.55	$98.97	$91.53	$31.81
HEMSCOTT GROUP INDEX	$100.00	$109.83	$110.10	$127.84	$143.75	$86.96
RUSSELL 3000 INDEX	$100.00	$110.08	$114.79	$130.62	$139.50	$85.52

There can be no assurance that the Common Stock’s performance will continue with the same or similar trends depicted in the graph above.

Issuer Purchase of Equity Securities

Shares of common stock repurchased during the quarter ended December 31, 2008:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan at Month End

October 2008	5,000	$2.98	5,000	3,250,900
November 2008	1,445,200	$2.34	1,445,200	1,805,700
December 2008	629,750	$2.79	629,750	1,175,950

Total	2,079,950	$2.48	2,079,950	1,175,950

On February 4, 2009, the Company’s Board of Directors increased its authorization to repurchase the Company’s outstanding common stock from eight million shares to fourteen million shares in the aggregate. As of December 31, 2008, the Company had repurchased 6,824,050 shares. The program has no expiration date. See Note (7) Stockholders’ Equity to our consolidated financial statements for further information.

Item 6.	Selected Financial Data

The selected financial data appearing below have been derived from our audited consolidated financial statements, and should be read in conjunction with these consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2008 (a)	2007 (a), (b)	2006 (a)	2005	2004
	(In thousands, except per share data)
Revenues:
Software license revenue	$58,590	$53,154	$38,317	$29,544	$21,488
Maintenance revenue	23,283	18,607	12,475	7,594	4,443
Software services and other revenue	5,152	5,639	4,274	3,826	2,778
	87,025	77,399	55,066	40,964	28,709

Operating expenses:
Amortization of purchased and capitalized software	143	122	362	782	1,394
Cost of maintenance, software services and other revenue	13,731	11,091	9,048	6,114	4,150
Software development costs	25,296	22,405	20,022	12,039	9,050
Selling and marketing	38,097	29,656	23,713	16,109	14,277
General and administrative	8,746	8,024	5,828	4,213	5,109
Litigation settlement	--	--	799	--	1,300
	86,013	71,298	59,772	39,257	35,280
Operating income (loss)	1,012	6,101	(4,706)	1,707	(6,571)

Interest and other income	1,689	2,329	1,650	705	714

Income (loss) before income taxes	2,700	8,430	(3,056)	2,412	(5,857)

Provision (benefit) for income taxes	1,498	(4,312)	319	119	32

Net income (loss)	$1,203	$12,742	$(3,375)	$2,293	$(5,889)

Basic net income (loss) per share	$0.03	$0.26	$(0.07)	$0.05	$(0.13)

Diluted net income (loss) per share	$0.02	$0.24	$(0.07)	$0.05	$(0.13)

Basic weighted average common shares outstanding	47,859	49,421	48,045	47,662	46,967

Diluted weighted average common shares outstanding	49,497	53,131	48,045	50,776	46,967

(a)
We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, on January 1, 2006, and recorded $9.1 million, $7.9 million and $9.4 million of compensation expenses in our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively. See Note (8) Share-Based Payment Arrangements to our consolidated financial statements for further information.

(b)
During 2007, we recorded a non-recurring tax benefit of $8.9 million (included within our net tax benefit of $4.3 million) primarily due to our recognition of a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance. See Note (6) Income Taxes to our consolidated financial statements for further information.

CONSOLIDATED BALANCE SHEET DATA:

	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2004
	(In thousands)

Cash and cash equivalents and marketable securities	$42,810	$62,904	$40,960	$36,631	$33,973
Working capital	48,329	71,845	46,934	39,730	36,452
Total assets	96,364	115,182	78,231	63,974	56,074
Long-term obligations	6,192	5,070	3,783	2,316	1,290
Stockholders’ equity	65,076	87,478	55,043	48,658	46,364

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Our results did not meet our expectations in 2008. While our revenues increased, they did not reach our initial projection for the year.  In addition, our earnings and our gross margins fell.

We attribute the shortfall in revenues, and the resulting decline in earnings and gross margin, to the general economic slowdown that has affected both the U.S. and the global economies. Our revenues for the first two quarters of the year were on target with the annual projection we announced in February, 2008.  As late as the first week in September, 2008, our revenues continued to be on track towards meeting our targets. Then the crisis in the financial markets – including the Lehman Brothers’ bankruptcy filing and the weakened banking industry, which lead to a tightening of credit – seemed to significantly curtail the spending by our current and prospective end users. Orders we had expected did not materialize.  Our results for the third quarter ended up falling well short of our expectations.

Given our results for the third quarter, and the continuing economic downturn, we revised our projections for the fourth quarter. Although the revised target was lower than our original projections, we are pleased that we exceeded both our revised revenue and our revised earnings target for the fourth quarter.

In furtherance of our continuing strategy to grow the Company for the long term, we continued to invest in both personnel and other assets throughout the first eight months of 2008 to grow and to support the then-current level of business and the level of business we were projecting for the remainder of 2008 and beyond. When the expected revenue did not come in, our increased expenses, combined with the revenue shortfall, reduced our earnings and our gross margin.

While our 2008 results fell short of our goals, we believe that our results indicate that we are still on the right track.

 Our revenues for the full year increased to $87 million from $77.4 million in 2007. This is a twelve percent year over year increase in revenues. Just over half of our revenues in 2008 came from our VTL product, both the basic version and a version that was enhanced with deduplication capability in 2008. We anticipate further revenue growth in 2009, although growth could be constrained or undermined by the global economic slowdown.

Net income for the year was $1.2 million, compared with net income of $12.7 million in 2007. Approximately one third of the 2007 net income number – $4.3 million – was attributable to a net income tax benefit, (which included a non-recurring $8.9 million tax benefit) which we recorded for that year. We had stock-based compensation expense – which relates to stock options and restricted stock we grant to employees, officers and directors as part of our incentive compensation plan, and to some consultants as payment for services – of $9.1 million in 2008 and $7.9 million in 2007, which is reflected in the net income number for each year.

 We look to operating income as another measure of our progress. This number enables us to measure and to compare our results of operations from one year to the next. Operating income for 2008 was $1 million, compared with $6.1 million in 2007. These numbers again include stock-based compensation expense. We attribute the decline in operating income from 2007 to 2008 primarily to the increase in expenses that outpaced our revenue growth.

Another important measure of our business is gross margin. Among other things, gross margin measures our ability to scale our business. Our gross margins tend to increase as our software license revenue increases. We incur research and development expenses before the product is offered for licensing. These expenses consist primarily of personnel costs for engineering and testing, but also include other items such as the depreciation and amortization of hardware and software used in development. We also have expenses for software support, sales and marketing, and general and administrative functions. Our gross margin for 2008 was 84% compared with 86% for 2007. The impact of the equity-based compensation expense on gross margin in 2008 and 2007 was equivalent to 2% and 1%, respectively.  The decline in gross margin is a result of the investments we made in our business, particularly in the sales and marketing and the technical support area, outpacing our revenue growth.

Operating margin is a measure of operating efficiency. Our operating margin decreased. In 2008, our operating margin was 1%, compared with 8% in 2007. The impact of the equity-based compensation expense on operating margin in 2008 and 2007 was equivalent to 10% each year.

As it has been in the past, our focus for 2009 will continue to be on managing our business with a view towards long-term success and growth.  It is certainly our goal to keep making the Company more profitable, but we do not manage the business to meet quarterly or annual earnings targets.  Our continued ability to generate cash from operations allows us to put money back into the business to continue its growth.

  In 2008, we continued to invest in research and development and in sales and marketing, along with other areas, to build on our momentum, to design new products, and to enhance our existing products to position the Company for future growth. Even as the economy weakened, we continued to invest in areas that we believe will provide a long-term benefit. While we will be mindful of economic conditions, and we will seek to make only prudent investments in our business, we will continue to invest in the Company in 2009. In particular, we anticipate continued investment in our sales and our marketing functions.  We anticipate that our cost of maintenance, software services and other revenue, research and development, sales and marketing and general and administrative expenses will all increase in 2009.

To continue to create industry-leading, cutting-edge network storage solutions, we hired additional software development engineers and quality assurance engineers in 2008. These software engineers design and test the software products that are or will be sold by our OEM partners and resellers. Continuing to deliver new and enhanced products to meet the demands of the storage market is necessary for us to remain competitive and to continue our growth.

We also increased our sales force and our marketing team.  These increases are intended to help us to promote our products to potential customers by highlighting the capabilities of the products.

We also continued to increase our technical support team.  The expanded technical support team responds to questions and technical issues from end users of our products and from our resellers and OEM partners. Providing top notch technical support to these groups enhances our ability to continue to make sales.  End users who are satisfied with our technical support are more likely to order additional products from us. Resellers and OEM partners who are happy with our technical support, and whose end users are satisfied, will be more likely to recommend our current products and less likely to consider other providers for future products.

The key factors we look to for our future business prospects are:

•	our ability to establish and to expand relationships with key industry OEMs, and sales by those OEMs;

•	our ability to establish and to expand relationships with resellers, and sales and re-orders by those resellers;

•	growth in deferred revenue;

•	the development and sales of our new products;

•	re-orders from existing customers; and

•	the growth of the overall market for data protection and storage solutions.

OEM relationships continue to be important to us for two main reasons:

First, sales by our OEM partners contribute to our revenues. Overall, revenue from OEMs accounted for approximately forty five percent of our revenues in 2008, down slightly from forty eight percent in 2007.  On an absolute basis, revenues from OEMs grew four percent from 2007 to $39.1 million in 2008. Revenues from EMC, our largest OEM, decreased compared with 2008 due to product transition that had a negative impact on sales in the second and third quarters. Our revenues from Sun grew 21% to $11.1 million in 2008.  We regard the simultaneous year over year increase in revenues from OEMs and year over year decline in the percentage of our revenues attributable to OEMs to be an indicator of the health of our business. It shows that even as our OEM customers continue to grow the market for solutions powered by our technology, we are diversifying our product mix and our sales channels.

We anticipate that OEMs will again account for over forty percent of our revenues in 2009. We expect that at least two OEMs will account for at least ten percent of our revenues in 2009. Accordingly, the loss of these customers would have a material adverse effect on our business.

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

In 2008, both Sun and EMC launched new ranges of products that incorporate our VTL technology. Sun incorporated our data deduplication technology into their products. We signed OEM agreements with additional companies in 2008, both in the United States and China. We will continue to seek additional OEM opportunities in the future.

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

We continue to enhance our reseller program and resellers are expected to remain a significant channel for sales of our products. Many enterprises look to value added resellers or solution providers to assist them in making their information technology purchases. These resellers typically review an enterprise’s needs and suggest a hardware, software, or combined hardware and software solution to fulfill the enterprise’s requirements.

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

Sales from our resellers increased twenty percent in 2008 to $47.9 million. Increasing sales from resellers remains an area of focus for us and in 2008 we made significant investments in our sales force and in our marketing team to help grow these sales. We also have instituted, and we will be instituting further, support, training and incentive programs intended to increase sales by our resellers.

In 2008, we signed agreements with new resellers worldwide. The type of resellers with whom we are signing agreements has continued to evolve.  While we still sign agreements with strong local and regional resellers, we have also entered into reseller agreements with national and multi-national resellers who have their own distribution networks.  The enhanced distribution and marketing networks offered by these larger resellers should help us to continue to grow our sales.

We also terminated relationships with resellers who we believed were not properly selling our products in 2008. We will continue to enter into relationships with resellers and to discontinue relationships with resellers with whom we are not satisfied.

Our deferred revenues consist primarily of amounts attributable to future support and maintenance of our products. The level of deferred revenue is an important indicator of our success. Maintenance and support for our products is sold for fixed periods of time. Maintenance and support agreements are typically for one year, although some agreements are for terms in excess of one year.  If we do not deliver the support needed by end users of our products or by our OEM partners and resellers, then they will not renew their maintenance and support agreements. If end users stop using our products, they also will not renew their maintenance and support agreements. An increase in deferred revenues thus indicates growth in our installed base and end user and OEM satisfaction with our products and our maintenance and support services. Our deferred revenue increased 16% to $22.1 million as of December 31, 2008, compared with $19.0 million as of December 31, 2007.  We expect deferred revenue to continue to grow in 2009.

Consolidation in the network storage market continued in 2008. The consolidation did not have a significant impact on our revenue.

The data protection and the storage solutions markets continued to grow in 2008. The amount of data generated each day continues to grow. All of that data has to be stored, and prudent organizations need ways to backup the data efficiently and to restore the data quickly and effectively in the event of a failure. While we expect these markets to continue to grow, we cannot predict the impact that the global economic crisis will have on these markets in 2009.

Sales from outside the United States, including China, remain an area of growth. Our revenues from non-OEM international sales, while still lower than our domestic non-OEM revenues, grew thirty percent compared with 2007.   We will continue to invest in our international operations in 2009.

Our expenses increased 21% in 2008 from $71.3 million in 2007 to $86 million in 2008.  This is in line with the increase from 2006 to 2007, which was 19%. The increase in expenses outpaced our increase in revenues.  Most of the increase in expenses had been incurred or planned before the global economic situation deteriorated in the second half of 2008.  Although the increase in expenses hurt our profitability for 2008, we believe that the investments we have made in our business will provide a pay off in the long run through increased sales and market share. Included in our operating expenses for the years ended December 31, 2008 and 2007 was $9.1 million and $7.9 million, respectively, of share-based compensation expense. We will continue to invest in infrastructure and personnel to maintain and enhance our leading edge designs and to support our customers, but we will continue to do so in a controlled, cost-effective manner.

We expect to continue to be affected by seasonality of the information technology business on a quarterly basis. Historically, information technology spending has been higher in the fourth and second quarters of each calendar year, and somewhat slower in the other quarters, particularly the first quarter.  While our results were skewed by the impact of the collapse in the financial sector in third quarter, our quarterly results reflected this seasonality in 2008, and we anticipate that our quarterly results for 2009 will show the effects of seasonality as well.

  Accounting rules relating to share-based compensation expense continued to have a negative impact on our earnings in 2008. On an on-going basis we weigh the impact of the expense on our consolidated financial statements against the impact of discontinuing the grant of equity-based compensation to our worldwide workforce.  It continues to be our view that the opportunity to participate in the growth of our Company is an important motivating factor for our current employees and a valuable recruiting tool for new employees. We will thus continue to apply the criteria and the methodology we have used in the past to determine grants of stock options or other equity-based compensation to our employees. For the management of our business and the review of our progress, we will continue to look to our results before share-based compensation expense. We will use these non-GAAP financial measures in making operating decisions because they measure the results of our day-to-day operations and because they provide a more consistent basis for evaluating and comparing our results across different periods.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2007

Revenues for the year ended December 31, 2008 increased 12% to $87.0 million compared with $77.4 million for the year ended December 31, 2007. Our operating expenses increased 21% from $71.3 million in 2007 to $86.0 million in 2008. Included in our operating expenses for the years ended December 31, 2008 and 2007 were $9.1 million and $7.9 million, respectively, of share-based compensation expense in accordance with SFAS No. 123(R). Net income for the years ended December 31, 2008 and 2007 was $1.2 million and $12.7 million, respectively. Included in our net income for the year ended December 31, 2008 was a tax provision of $1.5 million compared with the year ended December 31, 2007 which included an income tax benefit of $4.3 million, that primarily consisted of a reversal of certain deferred tax asset valuation allowances as a result of our continuing positive operating results and financial projections. Our 12% revenue growth for the year ended December 31, 2008 as compared with the same period in 2007 was due to growth in both our software license revenue and maintenance revenues. This growth in revenues was primarily driven by increases in (i) demand for our data protection and network storage solution software, (ii) maintenance revenue from new and existing customers and (iii) sales to our resellers, direct end-users and OEM partners. However, during the second half of 2008, our revenue growth slowed, particularly software license revenues, as a result of the difficult economic conditions encountered as a result of the disruptions in the global financial markets, specifically in North America, when compared with the same period in 2007. Because of our well-established installed customer base and growing number of software licenses sold, our revenue from maintenance agreements were not significantly impacted as compared with our software license revenues as a result of the downturn in information technology spending experienced during the second half of 2008. Revenue contribution from our OEM partners increased in absolute dollars for the year ended December 31, 2008 as compared with the same period in 2007. Revenue from resellers, distributors and direct end-users increased in both absolute dollars and as a percentage of total revenue for the year ended December 31, 2008 as compared with the same period in 2007. Expenses increased in all aspects of our business to support our continued growth. In support of our continued growth and expansion both domestically and internationally, we increased our worldwide headcount to 505 employees as of December 31, 2008, as compared with 414 employees as of December 31, 2007. Finally, we continue to invest in our infrastructure with our continued capital expenditures, particularly with purchases of equipment for support of our existing and future product offerings.

Revenues

	Year Ended December 31,
	2008	2007
Revenues:
Software license revenue	$58,590,246	$53,153,980
Maintenance revenue	23,283,094	18,606,591
Software services and other revenue	5,151,520	5,638,651

Total Revenues	$87,024,860	$77,399,222

Year-over-year Percentage Growth
Software license revenue	10%	39%
Maintenance revenue	25%	49%
Software services and other revenue	-9%	32%

Total percentage growth	12%	41%

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

Software license revenue increased 10% from $53.2 million for the year ended December 31, 2007 to $58.6 million for the year ended December 31, 2008. Software license revenue represented 67% and 69% of our total revenues for the years ended December 31, 2008 and 2007, respectively. As a result of broader market acceptance of our software applications, new product offerings and increased demand for our products from our expanding base of customers, we continued to experience increased software license revenues. However, during the second half of 2008, as a result of the difficult economic conditions encountered as a result of the disruptions in the global financial markets, specifically in North America, our software license revenue growth slowed when compared with the same period in 2007. Overall, during the year ended December 31, 2008, gross software license revenue from our OEM partners decreased 7%, while gross software license revenues from our direct end-users and resellers increased 22% when compared to the same period in 2007. We expect our software license revenue to continue to grow in future periods.

Maintenance revenue

Maintenance revenue is comprised of software maintenance and technical support services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Maintenance revenues increased 25% from $18.6 million for the year ended December 31, 2007 to $23.3 million for the year ended December 31, 2008.

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

Software services and other revenue

Software services and other revenues are comprised of professional services primarily related to the implementation of our software, engineering services, and sales of computer hardware. Professional services revenue is recognized in the period that the related services are performed. Revenue from engineering services is primarily related to customizing software product masters for some of our OEM partners. Revenue from engineering services is recognized in the period in which the services are completed. During the years ended December 31, 2008 and 2007, we had transactions in which we purchased hardware and bundled this hardware with our software and sold this bundled solution to our customer base. A portion of the contractual fees is recognized as revenue when the hardware is delivered to the customer based on its relative fair value. Software services and other revenue decreased 9% from $5.6 million for the year ended December 31, 2007 to $5.2 million for the year ended December 31, 2008.

The decrease in software services and other revenue was primarily due to a decrease in computer hardware sales, which declined from $3.4 million for the year ended December 31, 2007 to $3.0 million for the year ended December 31, 2008. Our professional services revenue decreased $0.1 million to $2.2 million for the year ended December 31, 2008 from $2.3 million in the same period in 2007. The professional services revenue will vary from year to year based upon (i) the number of software license contracts sold during the year, (ii) the number of our software license customers who elected to purchase professional services, and/or (iii) the number of professional services contracts that were completed during the year. We expect professional services revenues to vary from year to year based upon the number of customers who elect to utilize our professional services upon purchasing our software licenses. The hardware revenue will vary from year to year based upon the number of customers who wish to have us bundle hardware with our software for one complete solution but is expected to grow in 2009 when new storage and data protection appliances are offered for sale.

Cost of Revenues

	Year ended December 31,
	2008	2007
Total Revenues:	$87,024,860	$77,399,222

Cost of maintenance, software services
and other revenue	$13,874,238	$11,213,935
Gross Profit	$73,150,622	$66,185,287

Gross Margin	84%	86%

Cost of maintenance, software services and other revenue

Cost of maintenance, software services and other revenues consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, amortization of purchased and capitalized software and share-based compensation expense associated with SFAS No. 123(R). Cost of maintenance, software services and other revenues also includes the cost of hardware purchased that was resold. Cost of maintenance, software services and other revenues increased $2.7 million or 24% to $13.9 million for the year ended December 31, 2008, from $11.2 million for the same period in 2007. The increase in cost of maintenance, software services and other revenue was primarily due to the increase in personnel and related costs. As a result of our increased sales from maintenance and support contracts, we continued to hire additional employees to provide technical support services. Our cost of maintenance, software services and other revenue will continue to grow in absolute dollars as our revenues from these services also increase.

Gross profit increased $7.0 million or 11% to $73.2 million for the year ended December 31, 2008, from $66.2 million for the same period in 2007.  Gross margins decreased from 86% for the year ended December 31, 2007, to 84% for the year ended December 31, 2008. Even though we had an increase in our gross profit, our gross margins decreased. Generally, our gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) timing of changes in personnel headcount and related costs, (iii) our mix of product offerings and services, and (iv) costs related to the procurement of hardware for our bundled solutions.

Share-based compensation expense included in the cost of maintenance, software services and other revenue increased in absolute dollars to $1.4 million from $1.0 million for the years ended December 31, 2008 and 2007, respectively. Share-based compensation expense was equal to 2% and 1% of revenue for the years ended December 31, 2008 and 2007, respectively.

Software Development Costs

Software development costs consist primarily of personnel costs for product development personnel, share-based compensation expense associated with SFAS No. 123(R), and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing.  Software development costs increased 13% to $25.3 million for the year ended December 31, 2008, from $22.4 million in the same period in 2007. The major contributing factors to the increase in software development costs were higher salary and personnel related costs as a result of increased headcount to enhance and test our core network storage software product and the development of new innovative features and options. Share-based compensation expense included in software development costs decreased in absolute dollars to $3.2 million from $3.3 million for the years ended December 31, 2008 and 2007, respectively. Share-based compensation expense included in software development costs was equal to 4% of revenue for each of the years ended December 31, 2008 and 2007, respectively. We intend to continue recruiting and hiring product development personnel to support our software development process.

Selling and Marketing

 Selling and marketing expenses consist primarily of salary and personnel costs for sales and marketing personnel and related costs, share-based compensation expense associated with SFAS No. 123(R), travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased 28% to $38.1 million for the year ended December 31, 2008, from $29.7 million for the same period in 2007. The increase in selling and marketing expenses was primarily due to (i) higher salary and personnel related costs as a result of increased sales and marketing headcount, and (ii) higher advertising and marketing related expenses as a result of trade and industry shows, new product offerings/enhancements, new product branding and related advertising and marketing of such initiatives. Share-based compensation expense included in selling and marketing increased in absolute dollars to $3.5 million from $2.6 million for the years ended December 31, 2008 and 2007, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 4% and 3% for the years ended December 31, 2008 and 2007, respectively. In addition, we continued to hire new sales and sales support personnel and to expand our worldwide presence to accommodate our anticipated revenue growth. We anticipate that as we continue to grow sales, our sales and marketing expenses will continue to increase in support of such sales growth.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense associated with SFAS No. 123(R), public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs.  General and administrative expenses increased 9% to $8.7 million for the year ended December 31, 2008 from $8.0 million for the same period in 2007. Increased compensation and personnel related costs as a result of increased headcount to support our general and administrative needs was offset by decreases in professional fees and various administrative expenses during the year ended December 31, 2008, as compared with the same period in 2007. Share-based compensation expense included in general and administrative expenses decreased in absolute dollars to $0.9 million from $1.0 million for the years ended December 31, 2008 and 2007, respectively. Share-based compensation expense included in general and administrative expenses was equal to 1% of revenue for each of the years ended December 31, 2008 and 2007, respectively.  Additionally, as our revenue and number of employees increase, our overall general corporate overhead costs have generally increased and are likely to continue to increase.

Interest and Other Income

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of December 31, 2008, our cash, cash equivalents, and marketable securities totaled $42.8 million, compared with $62.9 million as of December 31, 2007. Interest and other income decreased to $1.7 million for the year ended December 31, 2008, compared with $2.3 million for the same period in 2007. The decrease in interest income was primarily related to (i) a decrease in our cash, cash equivalents and marketable securities balances as a result of our repurchase of 5.6 million shares of our common stock at a total cost of $33.9 million during 2008, and (ii) lower interest rates on average cash balance invested during the year ended December 31, 2008, particularly during the second half of 2008, as a result of the U.S. banking liquidity crisis, as compared with the same period in 2007. The interest income in both 2008 and 2007 was impacted partially by other non-operating income and expenses, particularly, foreign currency gains of $0.2 million and $22,000, respectively.

Income Taxes

For the year ended December 31, 2008, our provision for income taxes was $1.5 million and consisted primarily of U.S., state, local and foreign taxes.  For the year ended December 31, 2007, our benefit from income taxes was  $4.3 million, which primarily related to a substantial reversal of our deferred income tax valuation allowance. During the year ended December 31, 2007, we determined that based upon a number of factors, including our then cumulative taxable income over the prior three years and expected profitability in future years, certain of our deferred tax assets were “more likely than not” realizable through future earnings. Accordingly, we recognized a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance of approximately $8.9 million.

       As of January 1, 2008, we had approximately $5.1 million of federal net operating loss carryforwards available to offset future taxable income.  These net operating loss carryforwards related to excess compensation deductions from previous year’s exercises of stock options. During 2008, we utilized all of our net loss carryforwards, the benefits of which were credited to additional-paid-in-capital. As of December 31, 2008 and December 31, 2007, our deferred tax assets, net of a deferred tax liabilities and valuation allowance, were $10 million and $9.8 million, respectively.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2006

Revenues for the year ended December 31, 2007 increased 41% to $77.4 million, compared with $55.1 million for the year ended December 31, 2006. Our operating expenses increased 19% from $59.8 million in 2006 to $71.3 million in 2007. Included in our operating expenses for the years ended December 31, 2007 and 2006 were $7.9 million and $9.4 million, respectively, of share-based compensation expense in accordance with SFAS No. 123(R). Net income for the year ended December 31, 2007, was $12.7 million, compared with a net loss of $3.4 million for the year ended December 31, 2006. Included in our net income for the year ended December 31, 2007, was an income tax benefit of $4.3 million, which primarily consisted of a reversal of certain deferred tax asset valuation allowances as a result of our continuing positive operating results and financial projections. Included in our net loss for the year ended December 31, 2006, were (i) a litigation settlement charge of $0.8 million relating to a contingent purchase price dispute associated with an acquisition we made in 2002, and (ii) an income tax provision of $ 0.3 million. Revenue contribution from our OEM partners increased in absolute dollars and as a percentage of our total revenue for the year ended December 31, 2007, as compared to the same period in 2006. Revenue from resellers and distributors also increased in absolute dollars for the year ended December 31, 2007, as compared with the same period in 2006. Expenses increased in all aspects of our business primarily as a result of our increased worldwide headcount to 414 employees as of December 31, 2007, as compared with 340 employees as of December 31, 2006.

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

Software license revenue

Software license revenue increased 39% from $38.3 million for the year ended December 31, 2006, to $53.2 million for the year ended December 31, 2007. Software license revenue represented 69% and 70% of our total revenues for the years ended December 31, 2007 and 2006, respectively.  Increased market acceptance and increased demand for our products from our expanding base of customers increased sales from both our OEM and reseller partners, which were the primary drivers of the increase in software license revenue. Software license revenue increased from both our OEM partners and from our resellers. Revenue from our OEM partners increased as a percentage of total revenue.

Maintenance revenues

            Maintenance revenues increased 49% from $12.5 million for the year ended December 31, 2006, to $18.6 million for the year ended December 31, 2007.  The major factor behind the increase in maintenance revenue was an increase in the number of maintenance and technical support contracts we sold. As we are in business longer, and as we license more software to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well.

Software services and other revenue

Software services and other revenue increased 32% from $4.3 million for the year ended December 31, 2006, to $5.6 million for the year ended December 31, 2007. The increase in software services and other revenue was partially attributable to our hardware sales, which increased from $2.6 million in 2006 to $3.4 million in 2007. This increase was the result of an increase in demand from our customer base for bundled solutions, in which we purchase hardware and bundle this hardware with our software solutions. Growth in our professional services sales, which increased from $1.7 million in 2006 to $2.3 million in 2007, also contributed to the increase in software services and other revenues. This increase in professional services revenue was related to the increase in our software license customers who elected to purchase professional services.

Cost of Revenues

	Year ended December 31,
	2007	2006
Total Revenues:	$77,399,222	$55,066,028

Cost of maintenance, software services
and other revenue	$11,213,935	$9,410,513
Gross Profit	$66,185,287	$45,655,515

Gross Margin	86%	83%

Cost of maintenance, software services and other revenue

Cost of maintenance, software services and other revenues for the year ended December 31, 2007, increased by 19% to $11.2 million compared with $9.4 million for the year ended December 31, 2006. The increase in cost of maintenance, software services and other revenue was primarily due to (i) the increased number of transactions in which we bundled purchased hardware with our software and sold the bundled solution, resulting in the increase of associated hardware costs from $1.8 million for the year ended December 31, 2006, to $2.3 million for the year ended December 31, 2007, and (ii) the increase in personnel and related costs for the year ended December 31, 2007, as compared with the same period in 2006.

Gross profit increased $20.5 million from $45.7 million for the year ended December 31, 2006, to $66.2 million for the year ended December 31, 2007. Gross margins increased from 83% for the year ended December 31, 2006, to 86% for the year ended December 31, 2007. The increase in our gross profit and corresponding gross margins was primarily due to our continued revenue growth and to our continued focus on our cost structure. Share-based compensation expense included in the cost of maintenance, software services and other revenue decreased in absolute dollars to $1.0 million from $1.3 million for the years ended December 31, 2007 and 2006, respectively. Share-based compensation expense was equal to 1% and 2% of revenue for the years ended December 31, 2007 and 2006, respectively.

Software Development Costs

Software development costs increased 12% to $22.4 million for the year ended December 31, 2007, from $20.0 million in the same period in 2006. The major contributing factors to the increase in software development costs were higher salary and personnel related costs as a result of increased headcount to enhance and test our core network storage software product and to develop new innovative features and options. Share-based compensation expense included in software development costs decreased in absolute dollars to $3.3 million from $4.3 million for the years ended December 31, 2007 and 2006, respectively. Share-based compensation expense included in software development costs was equal to 4% and 8% of revenue for the years ended December 31, 2007 and 2006, respectively.

Selling and Marketing

 Selling and marketing expenses increased 25% to $29.7 million for the year ended December 31, 2007, from $23.7 million for the year ended December 31, 2006. The increase in selling and marketing expenses was primarily due to (i) higher commissions paid as a result of our 41% increase in revenue, (ii) higher salary and personnel related costs as a result of increased sales and marketing headcount, and (iii) higher advertising and marketing related expenses as a result of our new product offerings/enhancements and related advertising and marketing of such product(s). Share-based compensation expense included in selling and marketing decreased in absolute dollars to $2.6 million from $2.8 million for the years ended December 31, 2007 and 2006, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 3% and 5% of revenue for the years ended December 31, 2007 and 2006, respectively.

General and Administrative

General and administrative expenses increased 38% to $8.0 million for the year ended December 31, 2007, from $5.8 million for the year ended December 31, 2006. The increase in general and administrative expenses was primarily due to (i) higher professional fees as a result various tax related activities which commenced for fiscal year 2007, and (ii) increased compensation and personnel related costs as a result of increased headcount to support our general and administrative needs. Share-based compensation expense included in general and administrative expenses increased in absolute dollars to $1.0 million from $0.9 million for the years ended December 31, 2007 and 2006, respectively. Share-based compensation expense included in general and administrative expenses was equal to 1% and 2% of revenue for the years ended December 31, 2007 and 2006, respectively.

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

Interest and Other Income

We invested our cash, cash equivalents, and marketable securities in government securities and other low risk investments. As of December 31, 2007, our cash, cash equivalents, and marketable securities totaled $62.9 million, as compared with $41.0 million as of December 31, 2006. Interest and other income increased to $2.3 million for the year ended December 31, 2007 compared with $1.7 million for the year ended December 31, 2006. The higher average cash balance invested during 2007 as compared with 2006 resulted in increased interest income. The interest income in both 2007 and 2006 was impacted partially by other non-operating income and expenses.

Income Taxes

For the year ended December 31, 2007, our benefit from income taxes was $4.3 million, which primarily related to a substantial reversal of our deferred income tax valuation allowance. Also included in our benefit for income taxes were U.S. and foreign taxes, state income taxes, and U.S. federal alternative minimum taxes. During the year ended December 31, 2007, we determined that based upon a number of factors, including our then cumulative taxable income over the prior three years and expected profitability in future years, that certain of our deferred tax assets were “more likely than not” realizable through future earnings. Accordingly, we recognized a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance of approximately $8.9 million. As of December 31, 2007, our deferred tax assets, net of a valuation allowance were $9.8 million. We had approximately $5.1 million of federal net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards relate to excess compensation deductions from exercises of stock options and the resulting benefits will be credited to additional-paid-in-capital when realized.

For the year ended December 31, 2006, our provision for income taxes consisted of U.S. taxes, foreign taxes, U.S. federal alternative minimum taxes and state minimum taxes that were expected to be incurred primarily as a result of the limitations on our ability to utilize net operating losses under the alternative minimum tax system and the non-deductibility of certain share-based compensation expense for income tax purposes that had been recognized for financial statement purposes and foreign taxes.  Additionally, during the year ended December 31, 2006, we maintained a full valuation allowance against our deferred tax assets due to our prior history of cumulative pre-tax losses and uncertainty about the timing of and ability to generate taxable income in the future and our assessment that the realization of the deferred tax assets did not meet the "more likely than not" criterion under SFAS No. 109.

  LIQUIDITY AND CAPITAL RESOURCES

Cash flow information is as follows:

	Years Ended December 31,
	2008	2007	2006
Cash provided by (used in):
Operating activities	$18,231,609	$16,588,539	$8,162,783
Investing activities	3,335,856	(12,357,286)	(11,329,412)
Financing activities	(30,998,308)	11,803,544	399,818
Effect of exchange rate changes	(424,271)	79,543	74,847

Net (decrease) increase in cash and cash equivalents	$(9,855,114)	$16,114,340	$(2,691,964)

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balances as of December 31, 2008, totaled $42.8 million, as compared with $62.9 million as of December 31, 2007. Cash and cash equivalents totaled $22.4 million and marketable securities totaled $20.4 million at December 31, 2008. As of December 31, 2007, we had $32.2 million in cash and cash equivalents and $30.7 million in marketable securities.

In 2008, we continued making investments in our infrastructure to support our current and long-term growth. We increased our total number of employees in 2008 as well as our continued investments in property and equipment. As we continue to grow, we will continue to make investments in property and equipment and we will need to continue to increase our headcount. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may continue to use our cash for these purposes. During the third quarter of 2008, we purchased certain assets of World Venture Limited for an aggregate purchase price of $1.7 million including transaction and closing costs (see Note (9) Acquisitions to our consolidated financial statements). As of the date of this filing, we have no other agreements, commitments or understandings with respect to any such acquisitions.

We currently do not have any debt and our only significant commitments are related to our office leases.

In October 2001, our Board of Directors authorized the repurchase of up to 2 million shares of our outstanding common stock.  On February 6, 2008 and July 22, 2008, our Board of Directors increased the authorization to repurchase our outstanding common stock by 3 million shares and 3 million shares, respectively, to 8 million shares in the aggregate. On February 4, 2009, our Board of Directors again increased the authorization to repurchase our outstanding common stock from 8 million shares to 14 million shares in the aggregate with the result being that as of such date, we may repurchase up to 7.2 million shares of our outstanding common stock. During 2008, we repurchased 5,639,950 shares of our common stock in open market purchases for a total cost of $33,874,504. During 2007, we repurchased 318,900 shares of our common stock in open market purchases for a total cost of $3,273,661. Since October 2001, we had repurchased a total of 6,824,050 shares of our common stock at an aggregate purchase price of $42,928,328. As of December 31, 2008, we had the ability to repurchase an additional 1,175,950 shares of our common stock based upon our judgment and market conditions, before the February 4, 2009, increased authorization. See Note (7) Stockholders’ Equity to our consolidated financial statements for further information.

Net cash provided by operating activities totaled $18.2 million for the year ended December 31, 2008, compared with net cash provided by operating activities of $16.6 million and $8.2 million for the years ended December 31, 2007 and 2006, respectively. Although our net income in 2008 decreased when compared with 2007, and increased when compared with 2006, the increase in net cash provided by operating activities during 2008, when compared with 2007 and 2006, was primarily related to the following adjustments: (i) the impact of non-cash charges, particularly relating to deferred income taxes, stock-based compensation and depreciation and amortization; and (ii) adjustments for net changes in operating assets and liabilities, particularly changes in our accounts receivable, accounts payable, accrued expenses,  and our deferred revenues. In addition, net cash provided by operating activities was impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options, particularly in 2008 and 2007. SFAS No. 123(R) requires tax benefits relating to excess stock-based compensation deductions to be presented as cash outflows from operating activities. We recognized tax benefits related to stock-based compensation deductions of $2.1 million and $5.1 million for the years ended December 31, 2008 and 2007, respectively. There were insignificant adjustments for the impact of non-cash income tax benefits for the year ended December 31, 2006.

Net cash provided in investing activities was $3.3 million for the year ended December 31, 2008, compared with net cash used in investing activities of $12.4 million and $11.3 million for the years ended December 31, 2007 and 2006, respectively. Included in investing activities for each year are the sales and purchases of our marketable securities. These represent the sales, maturities and reinvesting of our marketable securities. The net cash provided by investing activities from the net sales (purchases) of securities was $9.9 million, ($5.7) million and ($7.0) million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts will fluctuate from year to year depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $4.5 million, $5.5 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, as discussed above, and further in Note (9) Acquisitions to our consolidated financial statements, during 2008 we used $1.7 million for the acquisition of assets, while we did not use any cash for acquisitions of assets in the same period of 2007 and 2006. We continually evaluate opportunities to acquire software licenses and we may continue to make similar investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures as we continue to invest in our infrastructure to support our ongoing growth and expansion both domestically and internationally.

Net cash used in financing activities was $31.0 million for the year ended December 31, 2008, compared with net cash provided by financing activities of $11.8 million and $0.4 million for the years ended December 31, 2007 and 2006, respectively. Cash outflows from financing activities result from the repurchase of our outstanding common stock. During 2008, we repurchased 5.6 million shares of our common stock at an aggregate purchase price of $33.9 million. During 2007, we repurchased 0.3 million shares of our common stock at an aggregate purchase price of $3.3 million. During 2006, we repurchased 0.3 million shares of our common stock at an aggregate purchase price of $2.1 million. Cash inflows from financing activities primarily results from proceeds received from the exercise of stock options. We received proceeds from the exercise of stock options of $0.8 million, $10.0 million and $2.5 million in 2008, 2007, and 2006, respectively. During 2008 and 2007, cash inflows from financing activities was also impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options. SFAS No. 123(R) requires tax benefits relating to excess stock-based compensation deductions be presented as cash inflows from financing activities. We recognized tax benefits related to stock-based compensation deductions of $2.1 million and $5.1 million for the years ended December 31, 2008 and 2007, respectively. There were insignificant adjustments for the impact of non-cash income tax benefits for the year ended December 31, 2006.

As discussed in Note (4) Fair Value Measurements to our consolidated financial statements, we adopted the provisions of SFAS No. 157 effective January 1, 2008. We utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we hold, totaling $1.5 million (at par value) at December 31, 2008.

As of December 31, 2008, $1.5 million (at par value) of our investments was comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. During the first quarter of 2008, we began experiencing failed auctions on auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our consolidated balance sheet at December 31, 2008.

Our auction rate securities are classified as available-for-sale securities and are reflected at fair value. In prior periods during the auction process, which took place every 28-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS No. 157. However, due to events in credit markets throughout 2008, the auction events for most of these instruments failed, and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of December 31, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Due to these events, we reclassified these instruments as Level 3 in 2008 and recorded a temporary unrealized decline in fair value in the aggregate of approximately $333,000, with an offsetting entry to accumulated other comprehensive loss, net of tax. We currently believe that this temporary decline in fair value is due primarily to liquidity concerns and not the creditworthiness of the underlying assets, because the majority of securities are almost entirely backed by the U.S. Government.

In addition, our holdings of auction rate securities represented approximately 4% of our cash equivalents, and marketable securities balance at December 31, 2008, which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the current decline in fair value is temporary and based primarily on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will re-evaluate each of these factors as market conditions change in subsequent periods.

As of December 31, 2007, we had $8.4 million of auction rate securities included within our portfolio of marketable securities. During 2008 we sold $6.9 million of the auction rate securities at par value. Accordingly, as of December 31, 2008, we had $1.5 million of auction rate securities remaining.

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

We currently do not have any debt and our only material cash commitments are related to our office leases. We have an operating lease covering our corporate office facility that expires in February 2012. We also have several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2009 through 2012. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2008:

Year ending December 31

2009	$2,319,690
2010	1,696,522
2011	1,304,070
2012	234,430
$5,554,712

We believe that our current balance of cash, cash equivalents and marketable securities, and our expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part I, “Risk Factors.”

Off-Balance Sheet Arrangements

As of December 31, 2008 and 2007, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based compensation expense, acquisitions and goodwill and other intangible assets.

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

Accounts Receivable. We review accounts receivable to determine which are doubtful of collection.  In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, and (vii) concentrations of credit risk and customer credit worthiness. Historically, we have experienced a somewhat consistent level of write-offs and returns as a percentage of revenue due to our customer relationships, contract provisions and credit assessments.  Changes in the product return rates; credit worthiness of customers; general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

Deferred Income Taxes. Consistent with the provisions of SFAS No. 109, we regularly estimate our ability to recover deferred tax assets, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable. We also have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes, as well as estimating foreign tax credits. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of December 31, 2008 and 2007, our deferred tax assets, net of deferred tax liabilities and valuation allowance, were $10.0 million and $9.8 million, respectively. During the year ended December 31, 2007, based on positive evidence from our earnings trends, we recognized a significant portion of our deferred tax assets through a reduction in our deferred tax assets valuation allowance of approximately $8.9 million.

Accounting for Share-Based Payments. As discussed further in Note (8) Share-Based Payment Arrangements to our consolidated financial statements, we adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method.

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued after December 31, 2007 was determined pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 110. The expected term of the awards issued prior to January 1, 2008, was determined using the “simplified method” prescribed in SAB No. 107. Additionally, we estimate forfeiture rates based primarily upon historical experiences, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends, and recognize the effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006, in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2008, 2007, and 2006, could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

Acquisitions. We account for acquisitions using the purchase method of accounting as required by SFAS No. 141, Business Combination. Under SFAS No. 141, the acquiring company allocates the purchase price of the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, including intangible assets that can be identified. The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. Among other sources of relevant information, we use independent appraisals or other valuations to assist in determining the estimated and final recorded fair value of assets and liabilities acquired. As discussed further in Note (9) Acquisitions in our consolidated financial statements, during the third quarter of 2008, we purchased certain assets of World Venture Limited for an aggregate purchase price of $1.7 million including transaction and closing costs, and recorded approximately $0.6 million of goodwill as a result of the related fair value appraisals performed.

Goodwill and Other Intangible Assets. SFAS No. 142, Goodwill and Other Intangible Assets, requires an impairment-only approach to accounting for goodwill and other intangibles with an indefinite life. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year.

As of December 31, 2008, we had $4.2 million of goodwill and $1.4 million (net of amortization) of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives, which typically is three-years. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As discussed further in Note (9) Acquisitions in our consolidated financial statements, during the third quarter of 2008, we purchased certain assets of World Venture Limited for an aggregate purchase price of $1.7 million including transaction and closing costs, and recorded approximately $0.6 million of goodwill as a result of the related fair value appraisals performed. As of December 31, 2008, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

Impact of Recently Issued Accounting Pronouncements

  In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of the provisions of SFAS No. 141(R) will only have an effect on our consolidated financial statements in the event we enter into any business combinations subsequent to January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of the provisions of SFAS No. 160 is not anticipated to have any impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), to partially defer SFAS No. 157, Fair Value Measurements. FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of the provisions of SFAS No. 157 on nonfinancial assets and liabilities is not anticipated to materially impact our consolidated financial statements.

In April 2008, the FASB issued SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. SFAS No.  142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. SFAS No. 142-3 will be effective for intangible assets acquired beginning January 1, 2009. Accordingly, the impact on us would be limited to the extent of any future acquisitions.

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

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarified the application of SFAS No. 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The guidance provided by FSP 157-3 is consistent with our approach to valuing financial assets, for which there are no active markets, including its investment in auction rate securities. See Note (4) Fair Value Measurements to our consolidated financial statements for additional information.

In January 2009, the FASB issued FSP No. Emerging Issues Task Force (EITF) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, (FSP No. EITF 99-20-1). This FSP provided additional guidance with respect to how entities determine whether an “other-than-temporary impairment” (OTTI) exists for certain beneficial interests in a securitized transaction, such as asset-backed securities and mortgage-backed securities, that (i) do not have a high quality rating or (ii) can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its investment. FSP No. EITF 99-20-1 amended EITF Issue No. 99-20 to more closely align its OTTI guidance with that of SFAS No. 115, Accounting for Certain Investment in Debt and Equity Securities. This FSP was effective for us prospectively beginning October 1, 2008. We have considered this FSP’s additional interpretation of EITF Issue No. 99-20 when classifying respective additional impairments as “temporary” or “other-than-temporary” commencing in the fourth quarter of 2008. This FSP had no material impact on such classifications. See Note (4) Fair Value Measurements to our consolidated financial statements for additional information.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risks. Our return on our investments in cash, cash equivalents, and marketable securities which aggregated to $42.8 million as of December 31, 2008, is subject to interest rate risks. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. If interest rates were to change by 10% from the levels at December 31, 2008, the effect on our financial results would be insignificant.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. The effect of foreign currency exchange rate fluctuations have not been material since our inception. If foreign currency exchange rates were to change by 10% from the levels at December 31, 2008, the effect on our other comprehensive income would be insignificant. We do not use derivative financial instruments to limit our foreign currency risk exposure.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have audited the accompanying consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FalconStor Software, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FalconStor Software, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report, dated March 11, 2009, expressed an unqualified opinion on the effective operation of internal control over financial reporting.

 /s/ KPMG LLP

Melville, New York,
March 11, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have audited FalconStor Software, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FalconStor Software, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FalconStor Software, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 11, 2009, expressed an unqualified opinion on those consolidated financial statements.

   /s/  KPMG LLP

Melville, New York
March 11, 2009

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$22,364,235	$32,219,349
Marketable securities	19,279,010	30,684,206
Accounts receivable, net of allowances of $8,474,428 and $8,780,880, respectively	25,015,848	26,141,636
Prepaid expenses and other current assets	2,468,632	1,625,417
Deferred tax assets, net	4,296,297	3,807,325

Total current assets	73,424,022	94,477,933

Property and equipment, net of accumulated depreciation of $18,342,081 and $13,861,313, respectively	7,963,019	7,945,258
Long-term marketable securities	1,166,945	-
Deferred tax assets, net	5,739,195	5,969,778
Other assets, net	2,544,545	2,831,878
Goodwill	4,150,339	3,512,796
Other intangible assets, net	1,375,695	443,909

Total assets	$96,363,760	$115,181,552

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$738,140	$1,779,720
Accrued expenses	8,288,732	6,711,231
Deferred revenue, net	16,068,370	14,142,145

Total current liabilities	25,095,242	22,633,096

Other long-term liabilities	199,323	251,094
Deferred revenue, net	5,992,843	4,818,985

Total liabilities	31,287,408	27,703,175

Commitments and Contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized, none issued	--	--
Common stock - $.001 par value, 100,000,000 shares authorized, 51,970,442 and 51,340,268 shares issued, respectively and 45,146,392 and 50,156,168 shares outstanding, respectively	51,970	51,340
Additional paid-in capital	132,998,230	122,294,782
Accumulated deficit	(24,089,189)	(25,292,001)
Common stock held in treasury, at cost (6,824,050 and 1,184,100 shares, respectively)	(42,928,328)	(9,053,824)
Accumulated other comprehensive loss, net	(956,331)	(521,920)

Total stockholders' equity	65,076,352	87,478,377
Total liabilities and stockholders' equity	$96,363,760	$115,181,552

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006

Revenues:
Software license revenue	$58,590,246	$53,153,980	$38,317,352
Maintenance revenue	23,283,094	18,606,591	12,475,342
Software services and other revenue	5,151,520	5,638,651	4,273,334
	87,024,860	77,399,222	55,066,028

Operating expenses:
Cost of maintenance, software services and other revenue	13,874,238	11,213,935	9,410,513
Software development costs	25,296,404	22,405,058	20,021,899
Selling and marketing	38,096,693	29,656,034	23,712,488
General and administrative	8,745,777	8,023,562	5,828,150
Litigation settlement	-	-	799,317
	86,013,112	71,298,589	59,772,367
Operating income (loss)	1,011,748	6,100,633	(4,706,339)

Interest and other income, net	1,688,699	2,329,187	1,650,284

Income (loss) before income taxes	2,700,447	8,429,820	(3,056,055)

Provision (benefit) for income taxes	1,497,635	(4,312,036)	318,473

Net income (loss)	$1,202,812	$12,741,856	$(3,374,528)

Basic net income (loss) per share	$0.03	$0.26	$(0.07)

Diluted net income (loss) per share	$0.02	$0.24	$(0.07)

Basic weighted average common shares outstanding	47,858,679	49,420,848	48,044,946

Diluted weighted average common shares outstanding	49,496,736	53,130,903	48,044,946

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
					other
					compre-
		Additional			hensive	Total	Compre-
	Common	paid-in	Accumulated	Treasury	income	stockholders'	hensive
	stock	capital	deficit	stock	(loss)	equity	income (loss)

Balance, December 31, 2005	$48,442	$87,342,747	$(34,659,329)	$(3,632,930)	$(440,823)	$48,658,107

Exercise of stock awards	644	2,500,512	–	–	–	2,501,156	–
Net effects of tax benefits from tock-based award activity	–	45,895	–	–	–	45,895	–
Issuance of stock options to non-employees	–	17,914	–	–	–	17,914	–
Share-based compensation	–	9,375,240	–	–	–	9,375,240
Net loss	–	–	(3,374,528)	–	–	(3,374,528)	(3,374,528)
Acquisition of treasury stock	–	–	–	(2,147,233)	–	(2,147,233)	–
Adjustment to initially apply SFAS No. 158, net of tax (Note 11)	–	–	–	–	(87,482)	(87,482)	(87,482)
Change in unrealized losses on marketable securities, net	–	–	–	–	25,800	25,800	25,800
Foreign currency translation adjustment	–	–	–	–	28,378	28,378	28,378

Balance, December 31, 2006	$49,086	$99,282,308	$(38,033,857)	$(5,780,163)	$(474,127)	$55,043,247	$(3,407,832)

Exercise of stock awards	2,254	10,004,920	–	–	–	10,007,174	–
Net effects of tax benefits from stock-based award activity	–	5,070,031	–	–	–	5,070,031	–
Issuance of stock options to non-employees	–	209,218	–	–	–	209,218	–
Share-based compensation	–	7,728,305	–	–	–	7,728,305
Net Income	–	–	12,741,856	–	–	12,741,856	12,741,856
Acquisition of treasury stock	–	–	–	(3,273,661)	–	(3,273,661)	–
Minimum pension liability adjustment, net (Note 11)	–	–	–	–	(115,925)	(115,925)	(115,925)
Change in unrealized gains / losses on marketable securities, net	–	–	–	–	66,975	66,975	66,975
Foreign currency translation adjustment	–	–	–	–	1,157	1,157	1,157

Balance, December 31, 2007	$51,340	$122,294,782	$(25,292,001)	$(9,053,824)	$(521,920)	$87,478,377	$12,694,063

Exercise of stock awards	630	820,652	–	–	–	821,282	–
Net effects of tax benefits from stock-based award activity	–	798,280	–	–	–	798,280	–
Issuance of stock options to non-employees	–	140,975	–	–	–	140,975	–
Share-based compensation	–	8,943,541	–	–	–	8,943,541
Net Income	–	–	1,202,812	–	–	1,202,812	1,202,812
Acquisition of treasury stock	–	–	–	(33,874,504)	–	(33,874,504)	–

Minimum pension liability adjustment, net (Note 11)	–	–	–	–	61,454	61,454	61,454
Change in unrealized gains / losses on marketable securities, net	–	–	–	–	(224,299)	(224,299)	(224,299)
Foreign currency translation adjustment	–	–	–	–	(271,566)	(271,566)	(271,566)

Balance, December 31, 2008	$51,970	$132,998,230	$(24,089,189)	$(42,928,328)	$(956,331)	$65,076,352	$768,401

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,202,812	$12,741,856	$(3,374,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,075,090	3,917,484	3,581,451
Share-based payment employee compensation	8,943,541	7,728,305	9,375,240
Non-cash professional services expenses	140,975	209,218	17,914
Realized (gain) loss on marketable securities	(7,403)	(24,928)	28,854
Impairment (gain on sale) of cost method investments	65,424	124,038	(3,112)
Realized gain on sale of warrants	--	--	(38,378)
Excess tax benefits from stock-based award activity	(2,054,914)	(5,070,031)	(45,895)
Provision for returns and doubtful accounts	4,088,575	5,041,216	4,765,148
Deferred income taxes	(1,125,867)	(9,837,482)	--
Changes in operating assets and liabilities:
Accounts receivable	(2,968,069)	(7,033,855)	(13,704,152)
Prepaid expenses and other current assets	(848,588)	(367,972)	(326,695)
Other assets	139,253	(129,459)	122,098
Accounts payable	(1,020,454)	300,766	254,211
Accrued expenses and other liabilities	3,503,772	5,139,110	2,018,002
Deferred revenue	3,097,462	3,850,273	5,492,625

Net cash provided by operating activities	18,231,609	16,588,539	8,162,783

Cash flows from investing activities:
Purchase of marketable securities	(99,690,769)	(110,825,016)	(78,776,443)
Sale of marketable securities	109,569,524	105,156,272	71,752,493
Sale of cost method investment	--	--	96,755
Purchase of cost method investments	--	(923,636)	(198,117)
Acquisition of assets	(1,696,000)	--	--
Purchase of warrants	--	--	(635,000)
Sale of warrants	--	--	673,378
Purchase of property and equipment	(4,502,417)	(5,510,953)	(3,693,756)
Purchase of software licenses	--	(185,000)	(173,431)
Purchase of intangible assets	(340,482)	(266,401)	(373,229)
Refund of security deposits	(4,000)	197,448	(2,062)

Net cash provided by (used in) investing activities	3,335,856	(12,357,286)	(11,329,412)

Cash flows from financing activities:
Proceeds from exercise of stock options	821,282	10,007,174	2,501,156
Payments to acquire treasury stock	(33,874,504)	(3,273,661)	(2,147,233)
Excess tax benefits from stock-based award activity	2,054,914	5,070,031	45,895

Net cash (used in) provided by financing activities	(30,998,308)	11,803,544	399,818

Effect of exchange rate changes	(424,271)	79,543	74,847

Net (decrease) increase in cash and cash equivalents	(9,855,114)	16,114,340	(2,691,964)

Cash and cash equivalents, beginning of year	32,219,349	16,105,009	18,796,973

Cash and cash equivalents, end of year	$22,364,235	$32,219,349	$16,105,009

Cash paid for income taxes	$1,125,415	$273,631	$79,501

The Company did not pay any interest for the three years ended December 31, 2008.

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2008

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

(c)           Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, share-based payment compensation, cost-based investments, marketable securities and deferred income taxes. Actual results could differ from those estimates.

The financial market volatility and poor economic conditions beginning in the third quarter of 2008 and continuing into 2009, both in the U.S. and in many other countries where the Company operates, have impacted and may continue to impact the Company’s business. Such conditions could have a material impact to the Company’s significant accounting estimates discussed above, in particular those around accounts receivable allowances, cost-based investments and marketable securities.

(d)           Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2008 and December 31, 2007, the Company’s cash equivalents consisted of money market funds and commercial paper, and are recorded at fair value. At December 31, 2008, the fair value of the Company’s cash equivalents, as defined under Financial Accounting Standards Board “FASB” Statement of Financial Accounting Standards “SFAS” No. 157, Fair Value Measurements, amounted to approximately $15.9 million. As of December 31, 2008 and December 31, 2007, the Company’s marketable securities consisted of corporate bonds, certificate of deposits, auction rate securities, and government securities, and are recorded at fair value. As of December 31, 2008, the fair value of the Company’s current marketable securities as defined under SFAS No. 157 was approximately $19.3 million. In addition, at December 31, 2008, the Company had an additional $1.2 million of long-term marketable securities that required a higher level of judgment to determine the fair value, as defined under SFAS No. 157. As of December 31, 2007, the Company’s cash equivalents amounted to approximately $21.3 million, and marketable securities amounted to approximately $30.7 million. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity.

As of December 31, 2008, the Company had $1.5 million (at par value) of auction rate securities included within its portfolio of marketable securities. During the year ended December 31, 2008, the Company recorded approximately $0.3 million of unrealized losses on these auction rate notes. The Company determined the decline in market value below cost to be temporary based upon the Company’s ability to retain the investment over a period of time, which would be sufficient to allow for any recovery in market value. Accordingly, based upon the Company’s intent and ability to retain these investments over a period of time believed to be sufficient to recover the value, it has classified the auction rate securities as long-term marketable securities on its consolidated balance sheet as of December 31, 2008. See Note (4) Fair Value Measurements for additional information.

(e)           Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FASB Staff Position (“FSP”) No. SFAS 157-2, Effective Date of FASB Statement No. 157. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1—Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2—Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3—Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

As of December 31, 2008 and 2007, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximates book value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

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

Revenues associated with software implementation and software engineering services are recognized when the services are performed. Costs of providing these services are included in cost of revenues.

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

The Company has transactions in which it purchases hardware and bundles this hardware with the Company’s software and sells the bundled solution to its customer. Since the software is not essential to the functionality of the equipment included in the Company’s bundled solutions, and both the hardware and software have stand alone value to the customer, a portion of the contractual fees is recognized as revenue when the hardware is delivered based on its relative fair value.

(g)           Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). Leasehold improvements are amortized on a straight-line basis over the terms of the respective leases or over their estimated useful lives, whichever is shorter.

(h)           Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Consistent with SFAS No. 142, Goodwill and Other Intangible Assets, the Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company’s annual impairment assessment is performed during the fourth quarter of each year, and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Identifiable intangible assets, which include (i) assets acquired through business combinations, which include customer contracts and intellectual property, and (ii) patents are amortized over three years using the straight-line method. See Note (9) Acquisitions for additional information.

Amortization expense was $464,495, $229,808 and $182,777 for the years ended December 31, 2008, 2007 and 2006, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2008 and December 31, 2007 are as follows:

	December 31,	December 31,
	2008	2007
Goodwill:	$4,150,339	$3,512,796

Other intangible assets:

Gross carrying amount	$2,685,775	$1,289,494

Accumulated amortization	(1,310,080)	(845,585)

Net carrying amount	$1,375,695	$443,909

As of December 31, 2008, amortization expense for existing identifiable intangible assets is expected to be $625,826, $516,718, and $233,151 for the years ended December 31, 2009, 2010 and 2011, respectively.  Such assets will be fully amortized at December 31, 2011.

(i)           Software Development Costs and Purchased Software Technology

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

The purchased software technology net carrying value of $102,540 and $246,017, after accumulated amortization of $5,274,891 and $5,131,414, is included in “other assets” in the balance sheets as of December 31, 2008 and December 31, 2007, respectively. Amortization expense was $143,477, $122,560 and $362,159 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization of purchased software technology is recorded at the greater of the straight line basis over the products estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

As of December 31, 2008, amortization expense for software development costs and purchased software technology is expected to be $67,540 and $35,000 for the years ended December 31, 2009 and 2010, respectively.  Such assets will be fully amortized at December 31, 2010.

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

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures. The adoption of FIN 48 on January 1, 2007 did not result in any adjustment to the recognized benefits from the Company’s uncertain tax positions. The Company includes interest and penalties related to its tax contingencies in income tax expense. See Note (6) Income Taxes for additional information.

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

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based compensation using the intrinsic-value based method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided applicable pro-forma disclosures required by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, prior to 2006, the Company recorded employee stock-based compensation expense only if, on the date of grant, the market price of the underlying stock on the date of grant exceeded the exercise price.

(m)           Foreign Currency

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period.  Unrealized gains and losses from the translation of foreign assets and liabilities are classified as a separate component of stockholders’ equity.  Realized gains and losses from foreign currency transactions are included in the consolidated statements of operations within interest and other income, net.  During the years ended December 31, 2008, 2007, and 2006, foreign currency realized gains /(losses) totaled approximately $199,000, $22,000 and ($51,000), respectively.

(n)           Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding.  Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents. Due to the net loss for the year ended December 31, 2006, all common stock equivalents of 11,810,975 were excluded from diluted net loss per share. As of December 31, 2008, 2007 and 2006, potentially dilutive common stock equivalents included 8,525,928, 6,454,969, and 11,810,975 stock options and shares of restricted stock outstanding, respectively. As of December 31, 2006, potentially dilutive common stock equivalents included 750,000 warrants outstanding.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computation:

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
	Net Income	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$1,202,812	47,858,679	$0.03	$12,741,856	49,420,848	$0.26	$(3,374,528)	48,044,946	$(0.07)

Effect of dilutive securities:
Stock Options and Restricted Stock		1,638,057			3,710,055			-

Diluted EPS	$1,202,812	49,496,736	$0.02	$12,741,856	53,130,903	$0.24	$(3,374,528)	48,044,946	$(0.07)

(o)           Comprehensive Income (Loss)

Comprehensive income (loss) includes: (i) the Company’s net income (loss), (ii) foreign currency translation adjustments, (iii) unrealized (gains)/losses on marketable securities, net of tax, and (iv) minimum pension liability adjustments, net of tax, pursuant to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). See Note (11) Employee Benefit Plans for additional information.

For the years ended December 31, 2008, 2007 and 2006 other comprehensive income is as follows:

	2008	2007	2006

Net income (loss)	$1,202,812	$12,741,856	$(3,374,528)

Other comprehensive (loss) income:
Foreign currency translation (loss) gain adjustments	(271,566)	1,157	28,378

Unrealized (loss) gain on marketable securities, net of tax	(224,299)	66,975	25,800

Minimum pension adjustments	61,454	(115,925)	(87,482)

Other comprehensive (loss)	(434,411)	(47,793)	(33,304)

Comprehensive income / (loss)	$768,401	$12,694,063	$(3,407,832)

As of December 31, 2008 and 2007, accumulated other comprehensive (loss) was comprised of: (i) foreign currency translation adjustment losses; (ii) unrealized (gains) losses on marketable securities, net of tax, and (iii) unrecognized pension adjustments, net of tax. As of December 31, 2008 and 2007, accumulated other comprehensive income is as follows:

	2008	2007

Accumulated other comprehensive loss:
Foreign currency translation loss adjustments	$(633,572)	$(362,006)

Unrealized (loss) gain on marketable securities, net of tax	(180,807)	43,493

Unrecognized pension adjustments, net of tax	(141,952)	(203,407)

Accumulated other comprehensive loss	$(956,331)	$(521,920)

(p)           Investments

As of December 31, 2008 and 2007, the Company maintained certain cost-method investments aggregating $1,031,033 and $1,116,457, respectively, which are included in “Other assets” in the accompanying consolidated balance sheets. During 2008 and 2007, the Company recognized impairment charges of $65,424 and $124,038, respectively, related to certain of its cost-method investments as a result of other-than-temporary declines in market value related to certain of these investments. These charges are included in “Interest and other income” in the accompanying consolidated statements of operations.

During 2007, the Company made approximately $924,000 of various cost-method investments. Such investments included an $866,000 investment with the Institute of Computing Technology of the Chinese Academy of Science and other independent third parties to establish a newly formed company, Tianjin Zhongke Blue Whale Information Technology Co., Ltd. (“Blue Whale”), that will research, produce and market enterprise-class storage, archiving and compliance solutions domestically and internationally. Additionally, during 2007, the Company entered into a license agreement with Blue Whale, which resulted in approximately $800,000 of revenue. The license agreement and the investment were separate arms-length transactions and were not made in contemplation of each other. The Company evaluates its investments in accordance with the APB No. 18, The Equity Method of Accounting for Investments in Common Stock, (“APB 18”), and since each of its investments represents less than 20% of the entity, and the Company does not have significant influence, the Company accounts for each under the cost-method of accounting.

(q)           Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

(r)           New Accounting Pronouncements

  In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of the provisions of SFAS No. 141(R) will only have an effect on the Company’s consolidated financial statements in the event it enters into any business combinations subsequent to January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of the provisions of SFAS No. 160 is not anticipated to have any impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, to partially defer SFAS No. 157. FSP 157-2 defers the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The adoption of the provisions of SFAS No. 157 on nonfinancial assets and liabilities is not anticipated to materially impact the Company’s consolidated financial statements.

In April 2008, the FASB issued SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. SFAS No.  142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. SFAS No. 142-3 will be effective for intangible assets acquired beginning January 1, 2009. Accordingly, the impact on the Company would be limited to the extent of any future acquisitions.

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

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 clarified the application of SFAS No. 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The guidance provided by FSP 157-3 is consistent with the Company’s approach to valuing financial assets, for which there are no active markets, including its investment in auction rate securities. See  Note (4) Fair Value Measurements for additional information.

In January 2009, the FASB issued FSP No. Emerging Issues Task Force (EITF) 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20, (FSP No. EITF 99-20-1). This FSP provided additional guidance with respect to how entities determine whether an “other-than-temporary impairment” (OTTI) exists for certain beneficial interests in a securitized transaction, such as asset-backed securities and mortgage-backed securities, that (i) do not have a high quality rating or (ii) can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its investment. FSP No. EITF 99-20-1 amended EITF Issue No. 99-20 to more closely align its OTTI guidance with that of SFAS No. 115, Accounting for Certain Investment in Debt and Equity Securities. This FSP was effective for the Company prospectively beginning October 1, 2008. The Company has considered this FSP’s additional interpretation of EITF Issue No. 99-20 when classifying respective additional impairments as “temporary” or “other-than-temporary” beginning with the fourth quarter of 2008. This FSP had no material impact on such classifications. See Note (4) Fair Value Measurements for additional information.

(s)           Reclassifications

Certain reclassifications have been made to the prior periods consolidated financial statements to conform to the current period’s presentation.

(2)           Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2008	2007
Computer hardware and software	$24,110,190	$20,104,860
Furniture and equipment	566,598	530,530
Leasehold improvements	1,615,304	1,158,173
Automobile	13,008	13,008
	26,305,100	21,806,571
Less accumulated depreciation	(18,342,081)	(13,861,313)
	$7,963,019	$7,945,258

Depreciation expense was $4,467,118, $3,565,116, and $3,071,018 in 2008, 2007, and 2006, respectively.

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

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2008, are as follows:

	Aggregate Fair Value	Cost Basis	Net Unrealized Gains / (loss)
Auction rate securities (a)	$1,166,945	$1,500,000	$(333,055)
Government securities	13,760,507	13,600,725	159,782
Corporate debt securities (b)	5,518,503	5,592,253	(73,750)
	$20,445,955	$20,692,978	$(247,023)

(a)
As of December 31, 2008, the fair value and cost basis of auction rate securities was $1.2 million and $1.5 million, respectively. As of December 31, 2007, the fair value and cost basis of auction rate securities was $8.4 million and $8.4 million, respectively. See Note (4) Fair Value Measurements for additional information.

(b)
As of December 31, 2008, there are three corporate debt securities that are in an immaterial unrealized loss position. The Company evaluated the nature of these investments, the credit worthiness of the issuer and the duration of these impairments to determine if other-than-temporary decline in fair value has occurred and concluded that these losses were temporary.

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2007, are as follows:

	Aggregate Fair Value	Cost Basis	Net Unrealized Gains
Auction rate securities	$8,400,000	$8,400,000	$-
Government securities	16,336,408	16,237,759	98,649
Corporate debt securities	4,948,671	4,936,117	12,554
Certificate of deposit	999,127	997,857	1,270
	$30,684,206	$30,571,733	$112,473

The cost basis and fair value of available-for-sale securities by contractual maturity as of December 31, 2008, were as follows:

	Fair Value	Cost
Due within one year	$11,146,534	$11,083,804
Due after one year	9,299,421	9,609,174
	$20,445,955	$20,692,978

(4)           Fair Value Measurements

The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, and effective October 10, 2008, adopted the provision s of FSP 157-3. Additionally, pursuant to the provisions of FSP 157-2, the Company will not apply the provisions of SFAS No. 157 for nonfinancial assets and liabilities until January 1, 2009. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

 Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds totaling $15.1 million, which are included within cash and cash equivalents and marketable securities in the consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes commercial paper totaling $0.8 million, and government securities and corporate debt securities totaling $19.3 million, which are included within cash and cash equivalents and marketable securities in the consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes $1.2 million of auction rate securities, which are included within long-term marketable securities in the consolidated balance sheets.

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

As of December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. However, during 2008, due to events in the U.S. credit markets, the auction events for these securities held by the Company failed commencing in the first quarter of 2008, and continued to fail throughout 2008. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis and other type of valuation model as of December 31, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

As of December 31, 2008, the Company recorded an unrealized loss of $333,055 to accumulated other comprehensive loss as a result of the declines in the fair value of auction rate securities. The auction rate securities at December 31, 2008, totaled $1,500,000 (par value), and are collateralized by student loan portfolios, which are almost fully guaranteed by the United States Government. Because there is no assurance that auctions for these securities will be successful in the near term, the Company classified the fair value of the auction rate securities as Level 3 long-term investments. Any future fluctuation in the fair value related to these securities that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss, net of tax. Finally, the Company believes that this temporary decline in fair value is primarily due to liquidity concerns and not the creditworthiness of the underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future the Company determines that a valuation adjustment is other-than-temporary, it will record a charge to earnings in the period of determination.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2008, consistent with the fair value hierarchy provisions of SFAS No. 157:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market funds	$15,088,465	$15,088,465	$-	$-
Commercial paper	799,920	-	799,920	-

Marketable securities:
Corporate debt and government securities	19,279,010	-	19,279,010	-
Auction rate securities	1,166,945	-	-	1,166,945

Total assets measured at fair value	$36,334,340	$15,088,465	$20,078,930	$1,166,945

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis and other type of valuation model during the first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 on January 1, 2008. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at December 31, 2008:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Auction Rate Securities

Balance at December 31, 2007	$-
Transfers to Level 3	1,500,000
Total unrealized losses in accumulated other
comprehensive loss	(333,055)
Balance at December 31, 2008	$1,166,945

The Company also uses fair value measurements for business acquisitions and impairment testing of tangible and intangible assets.  However, the application of SFAS No. 157 to fair value measurements of tangible and intangible assets has been postponed in accordance with FSP 157-2.

(5)           Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,	December 31,
	2008	2007

Accrued compensation	$3,708,523	$3,398,783
Accrued consulting and professional fees	957,527	746,799
Accrued marketing and promotion	107,393	127,852
Other accrued expenses	1,684,077	1,189,557
Accrued income taxes	441,380	371,251
Accrued other taxes	522,562	360,565
Accrued hardware purchases	502,864	93,159
Accrued and deferred rent	364,406	423,265
	$8,288,732	$6,711,231

(6)           Income Taxes

Information pertaining to the Company’s income before income taxes and the applicable provision (benefit) for income taxes is as follows:

	2008	2007	2006
Income before income taxes:
Domestic income (loss)	$1,238,431	$7,788,284	$(1,599,446)
Foreign income (loss)	1,462,016	641,536	(1,456,609)
Total income before income taxes:	$2,700,447	$8,429,820	$(3,056,055)

Provision (benefit) for income taxes:

Current:
Federal	$1,905,083	$4,421,578	$239,411
State and local	336,363	802,074	22,862
Foreign	382,056	301,794	56,200
	2,623,502	5,525,446	318,473

Deferred:
Federal	$(1,466,080)	$(8,843,575)	$-
State and local	77,941	(696,490)	-
Foreign	262,272	(297,417)	-
	(1,125,867)	(9,837,482)	-

Total provision (benefit) for income taxes:	$1,497,635	$(4,312,036)	$318,473

During 2008, the Company recorded a tax provision of $1,497,635 related to federal, state and local and foreign taxes. In addition, the Company recorded a deferred tax benefit of $135,198 as a component of other comprehensive income relating to unrealized losses on available for sale securities.

During 2007, the Company recorded a tax benefit of $4,312,036, related to  state, local and foreign taxes, offset by net benefits for the reversal of a portion of the valuation allowance for certain deferred tax assets. In addition, the Company recorded a deferred provision of $43,037 as a component of other comprehensive income relating to unrealized gains on available for sale securities.

During 2006, the Company recorded a tax provision attributable to federal alternative minimum tax, state and local taxes and foreign taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred Tax Assets and Liabilities:
Allowance for receivables	$3,161,447	$3,359,922
Deferred revenue	1,914,460	1,499,332
Share-based compensation	3,277,771	2,497,682
Accrued expenses and other liabilities	459,349	397,283
Domestic net operating loss carryforwards	94,494	1,896,537
Foreign net operating loss carryforwards	787,124	1,123,200
Tax credit carryforwards	866,320	1,312,266
AMT tax credit carryforwards	482,648	287,922
Capital loss carryforwards	663,454	650,137
Fixed Assets	(234,588)	100,522
Intangibles	333,535	259,602
Sub-total	11,806,014	13,384,405
Valuation Allowance	(1,770,522)	(3,607,301)
Net Deferred Tax Asset	$10,035,492	$9,777,104

During the year ended December 31, 2008, the Company’s deferred tax asset valuation allowance decreased by $1.8 million. The decrease in the valuation allowance was attributable to realization of the tax effects for excess share-based compensation deductions from the exercises of share-based awards, and such amounts were recorded as benefits to additional-paid-in-capital.

As of December 31, 2008, the deferred tax asset valuation allowance of $1.8 million relates to: (i) capital loss carry forwards of $0.7 million; (ii) net operating losses related to excess share-based compensation expense deductions of $0.1 million; (iii) foreign tax credits of $0.2 million; and (iv) certain foreign net operating losses of $0.8 million. If the remaining valuation allowance were to be reversed, approximately $0.1 million would be allocated to additional paid-in-capital as such amounts are attributable to the tax effects of excess compensation deductions from exercises of employee and consultant stock options. The remainder of the valuation allowance of approximately $1.7 million would reduce income tax expense.

During the year ended December 31, 2007, the Company’s deferred tax asset valuation allowance decreased by $10.7 million as a result of the Company’s then emergence from cumulative losses in recent years, and its updated assessments as to its ability to realize benefits from its deferred tax assets, based primarily upon its expectations for its then future taxable income. The portion of the valuation allowance reduction that reduced the provision for income taxes for the year ended December 31, 2007 was $8.9 million. The remaining portion of the valuation allowance reduction related to the realization of excess share-based compensation deductions of $1.8 million, which was recorded as a benefit to additional-paid-in-capital.

As of December 31, 2007, the deferred tax asset valuation allowance of $3.6 million related to: (i) capital loss carry forwards of $0.7 million; (ii) net operating losses related to excess share-based compensation expense deductions of $1.9 million; (iii) foreign tax credits of $0.2 million; and (iv) certain foreign net operating losses of $0.8 million.

As of December 31, 2007, the Company had approximately $5.1 million of federal net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards related to excess share-based compensation deductions from previous year’s exercises of stock options. During the year ended December 31, 2008, the Company utilized all of its federal net loss carryforwards which were benefits credited to additional-paid-in-capital.

The Company has not provided for the United States income or the foreign withholding taxes on the undistributed earnings of its subsidiaries operating outside of the United States, with the exception of China.  It is the Company’s intention to reinvest those earnings permanently, and accordingly, it is not practicable to estimate the amount of tax that might be payable.

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	2008	2007	2006

Tax at Federal statutory rate	$945,156	$2,950,437	$(1,066,688)

Increase (reduction) in income taxes resulting from:
State and local taxes	119,963	461,823	62,711
Non-deductible expenses	(25,076)	169,310	355,144
Shared-based payment compensation	728,760	811,659	1,170,364
Net effect of foreign operations	(52,755)	154,888	36,279
Research and development credit	(446,033)	(227,421)	(568,520)
AMT Tax	-	-	199,677
Change in tax rates	203,717	283,585	-
Change in valuation allowance	23,903	(8,916,317)	129,506

	$1,497,635	$(4,312,036)	$318,473

The Company adopted the provisions of FIN 48 on January 1, 2007.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2008	2007

Balance at January 1	$4,399,914	$4,399,914
Increases in tax positions for prior years	452,365	-
Decreases in tax positions for prior years	-	-
Increases in tax positions for current year	133,166	-
Settlements	-	-
Lapse in statute of limitations	-	-
Balance at December 31	4,985,445	4,399,914

Of the amounts reflected in the table above at December 31, 2008, the entire amount if recognized would reduce the Company’s annual effective tax rate.  As of December 31, 2008, the Company had approximately $68,445 of accrued interest and penalties.   The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2008 tax years generally remain subject to examination by federal and most state tax authorities. In addition to the U.S., the Company’s major taxing jurisdictions include China, Taiwan, France, Germany and Korea.

(7)           Stockholders’ Equity

Stock Repurchase Activity

On October 25, 2001, the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s outstanding common stock. On February 6, 2008, and on July 22, 2008, the Company’s Board of Directors increased the authorization to repurchase the Company’s outstanding common stock by 3 million shares and 3 million shares, respectively, to an aggregate of 8 million shares. The repurchases may be made from time to time in open market transactions in such amounts as determined at the discretion of the Company’s management. The terms of the stock repurchases will be determined by management based on market conditions. During the year ended December 31, 2008, the Company repurchased 5,639,950 shares of its common stock in open market purchases for a total cost of $33,874,504. During the year ended December 31, 2007, the Company repurchased 318,900 shares of its common stock in open market purchases for a total cost of $3,273,661. Since October 2001, the Company had repurchased a total of 6,824,050 shares of its common stock at an aggregate purchase price of $42,928,328. As of December 31, 2008, the Company had the ability to repurchase an additional 1,175,950 shares of our common stock based upon our judgment and market conditions.

On February 4, 2009, the Company’s Board of Directors again increased the authorization to repurchase the Company’s outstanding common stock from 8 million shares to 14 million shares in the aggregate, with the result being that as of such date, the Company may repurchase up to 7.2 million shares of its outstanding common stock.

Preferred Stock

The Company is authorized to issue two million shares of $0.001 par value Preferred Stock. No preferred stock has been issued or outstanding for any period presented.

Warrants

In September 2003, the Company entered into a worldwide OEM agreement with a major Technology Company (the “Technology Company”), and granted to the Technology Company warrants to purchase up to 750,000 shares of the Company’s common stock with an exercise price of $6.18 per share. A portion of the warrants were to vest annually subject to the Technology Company’s achievement of pre-defined and mutually agreed upon sales objectives over a three-year period beginning June 1, 2004. As of June 1, 2007, none of the warrants had vested and the rights to exercise the warrants have since expired.

(8)           Share-Based Payment Arrangements

As of May 1, 2000, the Company adopted the FalconStor Software, Inc., 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan is administered by the Board of Directors and, as amended, provides for the grant of options to purchase up to 14,162,296 shares of Company common stock to employees, consultants and non-employee directors. Options may be incentive (“ISO”) or non-qualified. ISOs granted must have exercise prices at least equal to the fair value of the common stock on the date of grant, and have terms not greater than ten years, except those to an employee who owns stock with greater than 10% of the voting power of all classes of stock of the Company, in which case they must have an option price at least 110% of the fair value of the stock, and expire no later than five years from the date of grant. Non-qualified options granted must have exercise prices not less than eighty percent of the fair value of the common stock on the date of grant, and have terms not greater than ten years. All options granted under the 2000 Plan must be granted before May 1, 2010. As of December 31, 2008, 1,630,121 shares were available for grant under the 2000 Plan.

On May 14, 2004, the Company adopted the FalconStor Software, Inc., 2004 Outside Directors Stock Option Plan (the “2004 Plan”). The 2004 Plan is administered by the Board of Directors and provides for the granting of options to non-employee directors of the Company to purchase up to 300,000 shares of Company common stock. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. All options granted under the 2004 Plan must be granted within three years of the adoption of the 2004 Plan. As of December 31, 2008, options to purchase 250,000 shares remain outstanding from the 2004 Plan and no additional options are available for grant under the 2004 Plan.

On May 17, 2006, the Company adopted the FalconStor Software, Inc., 2006 Incentive Stock Plan (the “2006 Plan”).  The 2006 Plan was amended on May 8, 2007 and on May 8, 2008. The 2006 Plan is administered by the Board of Directors and provides for the grant of incentive and nonqualified stock options, shares of restricted stock, and restricted stock units to employees, officers, consultants and advisors of the Company.  The number of shares available for grant or issuance under the 2006 Plan, as amended, is determined as follows:  If, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2008, the total number of outstanding shares of the Company’s common stock totaled 47,952,855. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 2,368,287 shares to 2,397,643 shares available for issuance as of July 1, 2008. As of December 31, 2008, 1,777,917 shares were available for grant under the 2006 Plan. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of not greater than ten years. All options, shares of restricted stock, and restricted stock units granted under the 2006 Plan must be granted within ten years of the adoption of the 2006 Plan.

On May 8, 2007, the Company adopted the FalconStor Software, Inc. 2007 Outside Directors Equity Compensation Plan (the “2007 Plan”). The 2007 Plan was amended on May 8, 2008. The 2007 Plan is administered by the Board of Directors and provides for the issuance of up to 300,000 shares of Company common stock upon the vesting of options or upon the grant of shares with such restrictions as determined by the Board of Directors to the non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. Shares of restricted stock have the terms and conditions set by the Board of Directors and are forfeitable until the terms of the grant have been satisfied. As of December 31, 2008, 185,000 shares were available for grant under the 2007 Plan.

A summary of the Company’s stock option activity for 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options Outstanding at December 31, 2007	9,667,374	$6.79

Granted	2,543,700	$5.99
Exercised	(401,754)	$2.04
Canceled	(1,604,199)	$8.25
Forfeited	(529,976)	$9.00

Options Outstanding at December 31, 2008	9,675,145	$6.41	6.20	$2,474,602

Options Exercisable at December 31, 2008	6,242,610	$5.77	4.60	$2,343,352

Options Expected to Vest at December 31, 2008 (1)	2,616,279	$7.59	9.09	$-

(1) Options expected to vest after December 31, 2008 reflect an estimated forfeiture rate

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the years ended December 31, 2008, 2007 and 2006 was $821,282, $10,007,174 and $2,501,156, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $2,091,768, $14,398,460 and $2,697,850, respectively.

The Company realized share-based compensation expense for awards issued under the Company’s stock option plans in the following line items in the consolidated statement of operations:

	Years ended December 31,
	2008	2007	2006
Cost of maintenance, software services and other revenue	$1,449,065	$1,034,424	$1,342,970
Software development costs	3,240,711	3,279,065	4,331,902
Selling and marketing	3,531,375	2,615,503	2,803,585
General and administrative	863,365	1,008,531	914,697

	$9,084,516	$7,937,523	$9,393,154

The Company recognized approximately $506,000 and $1,025,000 of tax benefits related to share-based compensation expense during the years ended December 31, 2008 and 2007, respectively. The Company did not recognize any tax benefits related to share-based compensation expense in 2006.

The Company began issuing restricted stock in 2006 and restricted stock units during 2008. The fair value of the restricted stock awards / restricted stock units is expensed at either the fair value per share at date of grant (outside director, officers and employees), or at the fair value per share as of each reporting period (non-employee consultants.) During 2006, the Company granted 225,000 shares of restricted stock to certain officers and employees at an average fair value per share at date of grant of $7.06 per share. During 2007, the Company granted a total of 373,000 shares of restricted stock at various times to certain outside directors, officers, employees and non-employee consultants, which were expensed at a fair value per share ranging from $9.87 to $15.30 per share. During 2008, the Company granted a total of 542,000 and 45,750 shares of restricted stock and restricted stock units, respectively, at various times to certain officers, employees and non-employee consultants, which were expensed at a fair value per share ranging from $2.78  to $9.29 per share.

As of December 31, 2008, an aggregate of 1,140,000 shares of restricted stock have been issued, of which, 306,410 have vested and 390,500 have been canceled. As of December 31, 2007, an aggregate of 598,000 shares of restricted stock had been issued, of which, 75,350 had vested and 25,000 had been canceled. As of December 31, 2006, 225,000 shares of restricted stock had been issued, of which none had vested or been forfeited.

As of December 31, 2008, an aggregate of 45,750 restricted stock units have been issued, of which none had vested or been forfeited.

A summary of the Company’s restricted stock activity for 2008 is as follows:

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2007	497,650

Granted	587,750
Vested	(231,060)
Canceled	(365,500)

Non-Vested at December 31, 2008	488,840

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the years ended December 31, 2008 and 2007 was $1,542,308 and $767,756 respectively. As of December 31, 2006, there was no intrinsic value of restricted stock for which the restrictions lapsed.

During the first quarter of 2008, the Company issued restricted stock awards to certain executives and other officers, which vested over three-year terms dependent upon the Company achieving certain performance targets for the full-year 2008. During the first and second quarters of 2008, the Company recorded the related compensation costs associated with the performance awards in accordance with SFAS No. 123(R). During the three-months ended September 30, 2008, the Company determined the performance criteria to be improbable of achievement and accordingly reversed compensation cost of approximately $606,000 previously recognized within its consolidated statement of operations.

During the third quarter of 2008, certain executives and other officers of the Company voluntarily forfeited 1,505,046 shares of previously granted stock option awards (the “awards”). No replacement stock option awards were made, nor did the Company enter into any agreements for future replacement awards for the voluntary forfeiture. The voluntarily forfeited awards were fully vested as of the date of forfeiture, therefore, no adjustment to stock based compensation expense was recorded in accordance with SFAS No. 123(R). The voluntarily forfeited stock options were awarded during dates ranging from November 2001 to January 2005, and were expensed at fair market values ranging from $5.10 to $8.03 per share.

The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The Company believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of the Company’s share-based payments granted during the years ended December 31, 2008, 2007, and 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of share-based payments granted during the years ended December 31, 2008, 2007, and 2006 was $3.91, $7.79 and $4.32, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of share-based payment grants in the respective periods are listed in the table below:

	Years ended December 31,
	2008	2007	2006
Expected dividend yield	0%	0%	0%
Expected volatility	48 - 58%	54 -57%	57 – 60%
Risk-free interest rate	1.7 -4.0%	3.4 - 5.0%	4.4 – 5.1%
Expected term (years)	5.5	6	6
Discount for post-vesting restrictions	N/A	N/A	N/A

Options granted to officers, employees and directors during fiscal 2008, 2007, and 2006 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period generally of three years.  Based on each respective group’s historical vesting experience and expected trends, the estimated forfeiture rate for officers, employees, and directors, as adjusted, was 11%, 24% and 9%, respectively. All options granted through December 31, 2005, had exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, a vesting period of generally three years and an estimated forfeiture rate ranging from 5% - 15%.

Options granted to non-employee consultants have exercise prices equal to the fair market value of the stock on the date of grant and a contractual term of ten years. Restricted stock awards granted to non-employee consultants have a contractual term equal to the lapse of restriction(s) of each specific award. The fair values of the share-based awards are being expensed at their fair value per share, which was $2.78, $11.26 and $8.65 at December 31, 2008, 2007, and 2006, respectively. Vesting periods for share-based awards granted to non-employee consultants range from one month to three years depending on service requirements. As of December 31, 2008, 2007, and 2006, the Company recognized expenses of $140,975, $209,218, and $17,914, respectively, related to share-based awards granted to non-employee consultants, which are included in the Company’s total share-based compensation expense for each respective year.

The Company estimates expected volatility based primarily on historical daily volatility of the Company’s stock and other factors, if applicable. The risk-free interest rate is based on the United States treasury yield curve in effect at the time of grant. The expected option term is the number of years that the Company estimates that options will be outstanding prior to exercise. The expected term of the awards issued after December 31, 2007, was determined based upon an estimate of the expected term of “plain vanilla” options as prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 110. The expected term of the awards issued prior to January 1, 2008, was determined using the “simplified method” prescribed in SAB No. 107.

As of December 31, 2008, there was approximately $12,571,239 of total unrecognized compensation cost related to the Company’s unvested stock options, restricted stock and restricted stock unit awards granted under the Company’s stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.05 years.

As of December 31, 2008, the Company has 13,757,023 shares of common stock reserved for issuance upon the exercise of stock options, restricted stock and restricted stock units.

(9)           Acquisitions

On July 1, 2008, the Company acquired certain assets of World Venture Limited (“World Venture”), a network storage software business based in Hong Kong, at an aggregate purchase price of $1.7 million including transaction costs. The Company has accounted for the acquisition under the purchase method of accounting and the assets acquired have been included in our consolidated financial statements at fair value, including acquired intangible assets with estimated useful lives of three years. The excess of the purchase price over the fair value of the net assets acquired was classified as goodwill on the Company’s consolidated balance sheets.

The following table summarizes the allocation of the purchase price of World Venture on July 1, 2008. The Company obtained a valuation of certain acquired tangible and intangible assets and has finalized the allocations below to reflect such valuations. In addition, net assets acquired have been finalized to reflect all adjustments identified during the year of acquisition.

Value at
July 1, 2008

Purchase price, including transaction costs	$1,716,000
Net assets acquired	(23,000)
Intellectual property (estimated useful life, 3 years)	(467,000)
Customer contracts (estimated useful life, 3 years)	(589,000)

Goodwill, including transaction costs (indefinite lived)	$637,000

The Company’s identifiable intangible assets, customer contracts and intellectual property, have a weighted average useful life of three years. During the year ended December 31, 2008, the Company recorded amortization expense of $77,867 and $98,100 for intellectual property and customer contracts, respectively. Goodwill is not amortized for book or tax purposes.

The results of operations for World Venture have been included in the Company’s consolidated financial statements commencing in the third quarter of 2008. The results of operations for periods prior to the acquisition were not material to the Company’s consolidated financial statements and, accordingly, pro forma information has not been presented.

(10)         Commitments and Contingencies

The Company has an operating lease covering its primary office facility that expires in February 2012. The Company also has several operating leases related to offices in foreign countries.  The expiration dates for these leases range from 2009 through 2012. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2008:

Year ending December 31,

2009	$2,319,690
2010	1,696,522
2011	1,304,070
2012	234,430
$5,554,712

These leases require the Company to pay its proportionate share of real estate taxes and other common charges.  Total rent expense for operating leases was $2,512,346, $2,177,927, and $1,945,991 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. To date, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company.  Such indemnification provisions are accounted for in accordance with SFAS No. 5. As of December 31, 2008, there are no claims outstanding under such indemnification provisions.

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

In November 2005, the Company entered into a second Amended and Restated Employment Agreement (“Amended Employment Agreement”) with ReiJane Huai. Pursuant to the Amended Employment Agreement, the Company agreed to employ Mr. Huai as President and Chief Executive Officer of the Company until December 31, 2007, at an annual salary of $275,000. The Amended Employment Agreement also provided for the payment of annual bonuses to Mr. Huai based on the Company’s operating income (as defined in the employment agreement) and for certain other contingent benefits set forth in the Amended Employment Agreement.

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

On December 1, 2005, the Company adopted the 2005 FalconStor Software, Inc., Key Executive Severance Protection Plan, as amended (“Severance Plan”). Pursuant to the Severance Plan, the Company’s Chief Executive Officer, Chief Financial Officer and certain other key personnel are entitled to receive certain contingent benefits, as set forth in the Severance Plan, including lump sum payments and acceleration of stock option vesting, each in certain circumstances.

(11)         Employee Benefit Plans

Defined Contribution Plan

Effective July 2002, the Company established a voluntary savings and defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. Employees are 100% vested in their own contributions. For the years ended December 31, 2008, 2007, and 2006, the Company did not make any contributions to the Plan.

Effective July 1, 2007, the Company, in accordance with the labor pension system in Taiwan, contributes 6% of salaries to individual pension accounts managed by the Bureau of Labor Insurance. The Plan covers all Taiwan employees that elect the new pension system and all employees hired after July 1, 2005. For the years ended December 31, 2008, 2007, and 2006, the Company contributed $117,000, $76,000, and $59,000, respectively.

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

At December 31, 2008 and 2007, $141,953 and $203,407, respectively, is included in accumulated other comprehensive income for amounts that have not yet been recognized in net periodic pension cost. These amounts include the following: unrecognized transition obligation of $52,233 and $57,985 at December 31, 2008 and 2007, respectively, and unrecognized actuarial losses of $89,720 and $145,422 at December 31, 2008 and 2007, respectively. During 2008, the total amount recorded in other comprehensive income related to the pension plan was $61,454 (net of tax), which consisted of an actuarial gain of $55,702 and the recognition of $5,752 of transition obligations recognized during 2008 as a component of net periodic pension cost.  The transition obligation and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost for the year ended December 31, 2009, is $5,432 and $3,966, respectively.

Pension information for the years ended December 31, 2008 and 2007, is as follows:

	2008	2007

Accumulated benefit obligation	$128,038	$132,231

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	284,686	157,122
Interest cost	8,068	4,282
Actuarial (gain)/loss	(47,409)	119,971
Benefits paid	-	-
Service cost	3,452	1,570
Currency translation and other	(1,018)	1,741
Projected benefit obligation at end of year	$247,779	$284,686

Changes in plan assets:
Fair value of plan assets at beginning of year	$33,592	$19,571
Actual return on plan assets	971	329
Benefits paid	-	-
Employer contributions	14,808	13,495
Currency translation and other	(915)	197

Fair value of plan assets at end of year	$48,456	$33,592

Funded status	$199,323	$251,094

Components of net periodic pension cost:
Interest cost	$8,068	$4,282
Expected return on plan assets	(951)	(533)
Amortization of net loss	14,703	5,947
Service cost	3,452	1,570

Net periodic pension cost	$25,272	$11,266

The Company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Company contributions of approximately $15,000 are expected to be made during 2009. Benefit payments of approximately $231,000 are expected to be paid in 2014 through 2018.

The Company utilized the following assumptions in computing the benefit obligation at December 31, 2008 and 2007 as follows:

	December 31, 2008	December 31, 2007

Discount Rate	2.50%	2.75%

Rate of increase in compensation levels	3.00%	4.37%

Expected long-term rate of return on plan assets	2.50%	2.75%

(12)         Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the years ended December 31, 2008, 2007 and 2006, and the location of long-lived assets as of December 31, 2008, 2007, and 2006, are summarized as follows:

	2008	2007	2006
Revenues:
United States	$52,540,234	$51,078,007	$37,461,247
Asia	14,143,622	12,329,395	8,352,382
Other international	20,341,004	13,991,820	9,252,399
Total revenues	$87,024,860	$77,399,222	$55,066,028

Long-lived assets (includes all non-current assets):
United States	$20,682,794	$18,483,890	$10,113,633
Asia	1,869,963	1,720,098	1,498,534
Other international	386,981	499,632	279,695
Total long-lived assets	$22,939,738	$20,703,620	$11,891,862

For the year ended December 31, 2008, the Company had two customers that together accounted for a total of 33% of revenues. For the year ended December 31, 2007, the Company had two customers that together accounted for a total of 38% of revenues. For the year ended December 31, 2006, the Company had one customer that accounted for a total of 27% of revenues. As of December 31, 2008, the Company had two customers with accounts receivable balances greater than 10%, which totaled 22% of the gross accounts receivable balance. As of December 31, 2007, the Company had one customer with an accounts receivable balance greater than 10%, which totaled 17% of the gross accounts receivable balance.

(13)         Litigation Settlement Charges

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

(14)         Valuation and Qualifying Accounts – Allowance for Returns and Doubtful Accounts

Period Ended	Balance at Beginning of Period	Additions charged to Expense	Deductions	Balance at End of Period

December 31, 2008	$8,780,880	$4,088,575	$4,395,027	$8,474,428
December 31, 2007	$6,016,298	$5,041,216	$2,276,634	$8,780,880
December 31, 2006	$3,846,882	$4,765,148	$2,595,732	$6,016,298

(15)        Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2008 and 2007:

	Fiscal Quarter
	First	Second	Third	Fourth
2008

Revenue	$21,806,660	$22,226,946	$19,611,493	$23,379,761
Net income (loss)	$1,333,757	$793,211	$(1,562,244)	$638,088
Basic net income (loss) per share	$0.03	$0.02	$(0.03)	$0.01
Diluted net income (loss) per share	$0.03	$0.02	$(0.03)	$0.01
Basic weighted average common shares outstanding	49,590,008	48,066,451	47,522,085	46,277,252
Diluted weighted average common shares outstanding	51,690,245	50,249,824	47,522,085	46,866,381

2007

Revenue	$16,340,678	$17,750,544	$18,527,537	$24,780,463
Net income (loss)	$(554,575)	$1,379,568	$6,260,286	$5,656,577
Basic net income (loss) per share	$(0.01)	$0.03	$0.13	$0.11
Diluted net income (loss) per share	$(0.01)	$0.03	$0.12	$0.10
Basic weighted average common shares outstanding	48,594,410	49,378,812	49,686,430	50,005,315
Diluted weighted average common shares outstanding	48,594,410	53,007,181	53,482,577	54,283,386

The sum of the quarterly net income (loss) per share amounts do not necessarily equal the annual amount reported, as per share amounts are computed independently for each quarter and the annual period based on the weighted average common shares outstanding in each period.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, using the COSO framework. The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

Item 9B.	Other Information

On March 9, 2009, the Compensation Committee of the Company’s Board of Directors awarded cash bonuses to certain officers, including the Chief Financial Officer, the Vice President for Business Development and the Vice President and Co-Founder (the “Named Officers”). Each of the Named Officers received a cash bonus in the amount of $75,000. None of these individuals has an employment agreement with the Company.

On March 9, 2009, the Compensation Committee of the Company’s Board of Directors made grants of restricted shares of the Company’s Common Stock and grants of non-qualified stock options to certain officers, including the Named Officers. Each Named Officer received 90,000 restricted shares of stock, and options to purchase 160,000 shares of common stock at an exercise price of $2.25 per share. The restrictions on the restricted shares of stock will lapse, and the options will vest, in accordance with the Company’s 2006 Incentive Stock Plan, as amended.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information called for by Part III, Item 10, regarding the Registrant’s directors will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2009, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Election of Directors”, “Management”, “Executive Compensation”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2008, our year-end.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2009, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, Compensation Committee Report” and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2008, our year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 5 and is incorporated herein by reference. All other information called for by Part III, Item 12, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2009, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Beneficial Ownership of Shares.” The Proxy Statement will be filed within 120 days of December 31, 2008, our year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding our relationships and related transactions will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2009, and is incorporated by reference. The information appears in the Proxy Statement under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed within 120 days of December 31, 2008, our year-end.

Item 14.	Principal Accountant Fees and Services

Information called for by Part III, Item 14, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2009, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Principal Accountant Fees and Services.” The Proxy Statement will be filed within 120 days of December 31, 2008, our year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The information r`equired by subsections (a)(1) and (a)(2) of this item are included in the response to Item 8 of Part II of this annual report on Form 10-K.

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

4.7
2007 Outside Directors Equity Compensation Plan, as amended May 8, 2008,  incorporated herein by reference to Exhibit 99.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008.

4.8
Form of Restricted Stock Letter Agreement for Executive Officers, incorporated herein by reference to Exhibit 99.1 to the Registrant’s quarterly report on Form 10-Q for the period ended March 31, 2008, filed May 9, 2008.

10.1
Agreement of lease between Huntington Quadrangle 2, LLC, and FalconStor Software, Inc., dated August 2003, incorporated herein by reference to Exhibit 99.1 to the Registrant’s quarterly report on Form 10-Q for the period ended September 30, 2003, filed on November 14, 2003.

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

*- filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Melville, State of New York on March 11, 2009.

FALCONSTOR SOFTWARE, INC.

By:	/s/ ReiJane Huai	March 11, 2009
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

By:	/s/ ReiJane Huai	March 11, 2009
	ReiJane Huai, President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Date

By:	/s/ James Weber	March 11, 2009
	James Weber, Chief Financial Officer, Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	Date

By:	/s/ Steven L. Bock	March 11, 2009
	Steven L. Bock, Director	Date

By:	/s/ Patrick B. Carney	March 11, 2009
	Patrick B. Carney, Director	Date

By:	/s/ Lawrence S. Dolin	March 11, 2009
	Lawrence S. Dolin, Director	Date

By:	/s/ Steven R. Fischer	March 11, 2009
	Steven R. Fischer, Director	Date

By:	/s/ Alan W. Kaufman	March 11, 2009
	Alan W. Kaufman, Director	Date