Form 10-Q
period 2009-03-31
FALCONSTOR SOFTWARE INC
filed 2009-05-11
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 000-23970

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

The number of shares of Common Stock outstanding as of May 1, 2009 was 44,642,825.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$22,768,771	$22,364,235
Marketable securities	17,885,290	19,279,010
Accounts receivable, net of allowances of $7,870,477 and $8,474,428, respectively	22,762,185	25,015,848
Prepaid expenses and other current assets	2,593,013	2,468,632
Deferred tax assets, net.	4,835,752	4,296,297
Total current assets	70,845,011	73,424,022

Property and equipment, net of accumulated depreciation of $19,367,728 and $18,342,081, respectively	7,847,667	7,963,019
Long-term marketable securities	1,145,950	1,166,945
Deferred tax assets, net.	5,767,383	5,739,195
Other assets, net	3,179,530	2,544,545
Goodwill	4,150,339	4,150,339
Other intangible assets, net	1,224,576	1,375,695

Total assets	$94,160,456	$96,363,760

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,250,640	$738,140
Accrued expenses	6,241,375	8,288,732
Deferred revenue, net	16,001,054	16,068,370
Total current liabilities	23,493,069	25,095,242

Other long-term liabilities	549,979	199,323
Deferred revenue, net	5,849,192	5,992,843

Total liabilities	29,892,240	31,287,408

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 52,021,460 and 51,970,442 shares issued, respectively and 44,630,525 and 45,146,392 shares outstanding, respectively	52,021	51,970
Additional paid-in capital	135,110,466	132,998,230
Accumulated deficit	(24,940,150)	(24,089,189)
Common stock held in treasury, at cost (7,390,935 and 6,824,050 shares, respectively)	(44,454,452)	(42,928,328)
Accumulated other comprehensive loss, net	(1,499,669)	(956,331)

Total stockholders' equity	64,268,216	65,076,352
Total liabilities and stockholders' equity	$94,160,456	$96,363,760

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Revenues:
Software license revenue	$13,650,062	$15,318,919
Maintenance revenue	6,088,784	5,114,247
Software services and other revenue	1,282,239	1,373,494
	21,021,085	21,806,660

Operating expenses:
Amortization of purchased and capitalized software	178,219	38,869
Cost of maintenance, software services and other revenue	3,627,824	3,275,619
Software development costs	6,308,212	5,878,785
Selling and marketing	9,511,568	8,958,751
General and administrative	2,220,459	1,901,221
	21,846,282	20,053,245
Operating (loss) income	(825,197)	1,753,415

Interest and other (loss) income, net	(453,413)	559,261

(Loss) income before income taxes	(1,278,610)	2,312,676

(Benefit) provision for income taxes	(427,649)	978,919

Net (loss) income	$(850,961)	$1,333,757

Basic net (loss) income per share	$(0.02)	$0.03
Diluted net (loss) income per share	$(0.02)	$0.03

Basic weighted average common shares outstanding	44,974,677	49,590,008
Diluted weighted average common shares outstanding	44,974,677	51,690,245

See accompanying notes to unaudited condensed consolidated financial statements.

Index
FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(850,961)	$1,333,757
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,425,348	1,135,532
Share-based payment compensation	2,096,714	2,247,242
Non-cash professional services expenses	58,400	92,404
Realized loss on marketable securities	38,130	-
Tax benefit from stock option exercises	-	(955,860)
Provision for returns and doubtful accounts	(10,894)	1,051,587
Deferred income taxes	(522,760)	978,919
Changes in operating assets and liabilities:
Accounts receivable	2,218,440	2,756,714
Prepaid expenses and other current assets	(148,882)	(392,660)
Other assets	229,782	170,509
Accounts payable	566,631	(351,962)
Accrued expenses	(1,613,164)	(443,984)
Deferred revenue	(210,999)	880,512

Net cash provided by operating activities	3,275,785	8,502,710

Cash flows from investing activities:
Sale of marketable securities	4,895,820	34,730,999
Purchase of marketable securities	(3,641,403)	(28,540,184)
Purchase of property and equipment	(1,063,413)	(1,188,953)
Purchase of software license	(950,000)	-
Capitalized software development costs	(80,703)	-
Security deposits	(8,000)	(17,000)
Purchase of intangible assets	(14,541)	(51,339)

Net cash (used in) provided by investing activities	(862,240)	4,933,523

Cash flows from financing activities:
Payments to acquire treasury stock	(1,526,124)	(14,476,877)
Proceeds from exercise of stock options	5,383	-
Tax benefits from stock option exercises	-	955,860

Net cash used in financing activities	(1,520,741)	(13,521,017)

Effect of exchange rate changes on cash and cash equivalents	(488,268)	268,310

Net increase in cash and cash equivalents	404,536	183,526

Cash and cash equivalents, beginning of period	22,364,235	32,219,349

Cash and cash equivalents, end of period	$22,768,771	$32,402,875

Cash paid for income taxes	$107,000	$202,817

The Company did not pay any interest for the three months ended March 31, 2009 and 2008.
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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2009, and the results of its operations for the three months ended March 31, 2009 and 2008. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

(e) Cash Equivalents and Marketable Securities

  The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of March 31, 2009 and December 31, 2008, the Company’s cash equivalents consisted of money market funds and commercial paper, and are recorded at fair value. At March 31, 2009 and December 31, 2008, the fair value of the Company’s cash equivalents, as defined under Financial Accounting Standards Board “FASB” Statement of Financial Accounting Standards “SFAS” No. 157, Fair Value Measurements, amounted to approximately $17.1 million and $15.9 million, respectively. As of March 31, 2009 and December 31, 2008, the Company’s marketable securities consisted of corporate bonds, certificate of deposits, auction rate securities, and government securities, and are recorded at fair value. As of March 31, 2009 and December 31, 2008, the fair value of the Company’s current marketable securities as defined under SFAS No. 157 was approximately $17.9 million and $19.3 million, respectively. In addition, at March 31, 2009 and December 31, 2008, the Company had an additional $1.1 million and $1.2 million, respectively, of long-term marketable securities that required a higher level of judgment to determine the fair value, as defined under SFAS No. 157. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded in other income in the condensed consolidated statement of operations. See Note (7) Fair Value Measurements for additional information.

Index

(f)  Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157, as it relates to financial assets and liabilities. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

As of March 31, 2009 and December 31, 2008, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated book value due to the short maturity of these instruments. See Note (7) Fair Value Measurements for additional information.

(g) Revenue Recognition

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

Revenues associated with software implementation and software engineering services are recognized when the services are performed. Costs of providing these services are included in cost of maintenance, software services and other revenues.

The Company has entered into various distribution, licensing and joint promotion agreements with OEMs and distributors, whereby the Company has provided to the reseller a non-exclusive software license to install the Company’s software on certain hardware or to resell the Company’s software in exchange for payments based on the products distributed by the OEM or distributor.  From time to time, the Company receives nonrefundable advances and engineering fees from an OEM which are recorded as deferred revenue and recognized as revenue when related software engineering services, if any, are complete and the software product master is delivered and accepted.

The Company has transactions in which it purchases hardware and bundles this hardware with the Company’s software and sells the bundled solution to its customer. The Company’s software is not essential to the functionality of the bundled hardware.  The amount of revenue allocated to the software and hardware bundle is recognized as revenue in the period delivered provided all other revenue recognition criteria have been met. The Company further separates the software sales revenue from the hardware revenue for purposes of classification in the unaudited condensed consolidated statements of operations in a systematic and rational manner based on their deemed relative fair values.

For the three months ended March 31, 2009, the Company had two customers that together accounted for 24% of revenues. The Company had no customers with accounts receivable balance greater than 10% at March 31, 2009. For the three months ended March 31, 2008, the Company had two customers that together accounted for 38% of revenues. The Company had two customers that together accounted for 24% of the accounts receivable balance at March 31, 2008.

Index

(h) Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). Depreciation expense was $1,120,400 and $1,032,494 for the three months ended March 31, 2009 and 2008, respectively. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

(i) Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Consistent with SFAS No. 142, Goodwill and Other Intangible Assets, the Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company’s annual impairment assessment is performed during the fourth quarter of each year, and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Identifiable intangible assets, which include (i) assets acquired through business combinations, which include customer contracts and intellectual property, and (ii) patents amortized over three years using the straight-line method.  See Note (8) Acquisitions for additional information.

Amortization expense was $165,662 and $64,169 for the three months ended March 31, 2009 and 2008, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Goodwill:	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$2,700,318	$2,685,775
Accumulated amortization	(1,475,742)	(1,310,080)
Net carrying amount	$1,224,576	$1,375,695

(j) Software Development Costs and Purchased Software Technology

In accordance with the provisions of SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight line basis over the products estimated life, typically three years or the ratio of current revenue of the related products to total current and anticipated future revenue of these products. During the three months ended March 31, 2009, and in accordance with SFAS No. 86, the Company capitalized approximately $81,000 related to software development projects and did not record any amortization as the product became available for sale on March 31, 2009.

The purchased software technology net carrying value of $913,254 and $102,540, after accumulated amortization of $5,414,177 and $5,274,891, is included in “other assets” in the balance sheets as of March 31, 2009 and December 31, 2008, respectively. Amortization expense was $139,286 and $38,869 for the three months ended March 31, 2009 and 2008, respectively. Amortization of purchased software technology is recorded at the greater of the straight line basis over the products estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

Index

(k) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In determining the period in which the related tax benefits are realized for book purposes, excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted.

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures. During 2008, the Company increased its recognized benefits from uncertain tax positions by approximately $600,000. The Company includes interest and penalties related to its uncertain tax positions in its income tax expense within its condensed consolidated statement of operations. See Note (6) Income Taxes for additional information.

(l) Long-Lived Assets

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

(m) Share-Based Payments

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

(n) Foreign Currency

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Gains and losses from the translation of foreign assets and liabilities from the functional currency of the Company’s subsidiaries into the U.S. dollar are classified as accumulated other comprehensive income (loss) in stockholders’ equity.  Gains and losses from foreign currency transactions are included in the condensed consolidated statements of operations within interest and other income, net.

Index

During the three months ended March 31, 2009 and 2008, foreign currency realized and unrealized (loss) gain totaled approximately ($607,000) and $7,000, respectively.

(o) Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents. Due to the net loss for the three months ended March 31, 2009, all common stock equivalents of 12,934,555 were excluded from diluted net loss per share because they are anti-dilutive. As of March 31, 2008, potentially dilutive vested and unvested common stock equivalents excluded from the computation of diluted EPS included 9,065,012 stock option awards and restricted stock awards outstanding, because they were anti-dilutive.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computation:

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Net (Loss) (Numerator)	Shares (Denominator)	Per Share Amount	Net Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS	$(850,961)	44,974,677	$(0.02)	$1,333,757	49,590,008	$0.03

Effect of dilutive securities:
Stock options and restricted stock					2,100,237

Diluted EPS	$(850,961)	44,974,677	$(0.02)	$1,333,757	51,690,245	$0.03

(p) Comprehensive (Loss) Income

Comprehensive (loss) income includes: (i) the Company’s net (loss) income, (ii) foreign currency translation adjustments, (iii) unrealized (gains) losses on marketable securities, net of tax, and (iv) minimum pension liability adjustments, net of tax, pursuant to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).

The Company’s comprehensive (loss) income is as follows:

	Three Months Ended March 31,
	2009	2008

Net (loss) income	$(850,961)	$1,333,757

Other comprehensive income (loss):

Foreign currency translation (loss) gain adjustments	(467,990)	304,995

Unrealized loss on marketable securities, net of tax	(75,415)	(62,467)

Minimum pension adjustments	67	4,077

Other comprehensive (loss) income	(543,338)	246,605

Comprehensive (loss) income	$(1,394,299)	$1,580,362

(q)  Investments

As of March 31, 2009 and December 31, 2008, the Company maintained certain cost-method investments aggregating $1,031,033 respectively, which are included in “Other assets” in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2009 and 2008, the Company did not recognize any impairment charges related to any of its cost-method investments.

Index

 (r) New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP No. 157-4). FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP No. 157-4 is effective for the Company for the quarter ending June 30, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP No. 157-4 on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 115-2 and FSP SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (FSP No. 115-2/124-2). FSP No. 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP No. 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP No. 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the decline in the fair value of the investment will be recorded in other comprehensive income. FSP No. 115-2/124-2 is effective for the Company for the quarter ending June 30, 2009. The Company is currently evaluating the potential impact, if any, of the adoption of FSP No. 115-2/124-2 on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP No. 107-1/APB No. 28-1). FSP No. 107-1/APB No. 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP No. 107-1/APB No. 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP No. 107-1/APB No. 28-1 is effective for the Company for the quarter ended June 30, 2009. The Company will include the required disclosures in its quarterly and annual reports beginning in the quarter ending June 30, 2009.

In April 2008, the FASB issued SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. SFAS No.  142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other generally accepted accounting principles (“GAAP”). SFAS No. 142-3 will became effective for intangible assets acquired beginning January 1, 2009. Accordingly, the impact on the Company is limited to the extent of any acquisitions subsequent to January 1, 2009.

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

Index

(2) Share-Based Payment Arrangements

On May 1, 2000, the Company adopted the FalconStor Software, Inc., 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan is administered by the Board of Directors and, as amended, provides for the grant of options to purchase up to 14,162,296 shares of Company common stock to employees, consultants and non-employee directors. Options may be incentive (“ISO”) or non-qualified. ISOs granted must have exercise prices at least equal to the fair value of the common stock on the date of grant, and have terms not greater than ten years, except those to an employee who owns stock with greater than 10% of the voting power of all classes of stock of the Company, in which case they must have an option price at least 110% of the fair value of the stock, and expire no later than five years from the date of grant. Non-qualified options granted must have exercise prices not less than eighty percent of the fair value of the common stock on the date of grant, and have terms not greater than ten years. All options granted under the 2000 Plan must be granted before May 1, 2010. As of March 31, 2009, there were 333,631 shares available for grant under the 2000 Plan.

On May 14, 2004, the Company adopted the FalconStor Software, Inc., 2004 Outside Directors Stock Option Plan (the “2004 Plan”). The 2004 Plan is administered by the Board of Directors and provides for the granting of options to non-employee directors of the Company to purchase up to 300,000 shares of Company common stock. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. All options granted under the 2004 Plan must be granted within three years of the adoption of the 2004 Plan. As of March 31, 2009, options to purchase 250,000 shares remain outstanding from the 2004 Plan and no additional options are available for grant under the 2004 Plan.

On May 17, 2006, the Company adopted the FalconStor Software, Inc., 2006 Incentive Stock Plan (the “2006 Plan”).  The 2006 Plan was amended on May 8, 2007 and on May 8, 2008. The 2006 Plan is administered by the Board of Directors and provides for the grant of incentive and nonqualified stock options, shares of restricted stock, and restricted stock units to employees, officers, consultants and advisors of the Company.  The number of shares available for grant or issuance under the 2006 Plan, as amended, is determined as follows:  If, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2006 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2008, the total number of outstanding shares of the Company’s common stock totaled 47,952,855. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 2,368,287 shares to 2,397,643 shares available for issuance as of July 1, 2008. As of March 31, 2009, there were 252,819 shares available for grant under the 2006 Plan. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of not greater than ten years. All options, shares of restricted stock, and restricted stock units granted under the 2006 Plan must be granted within ten years of the adoption of the 2006 Plan.

On May 8, 2007, the Company adopted the FalconStor Software, Inc. 2007 Outside Directors Equity Compensation Plan (the “2007 Plan”). The 2007 Plan was amended on May 8, 2008. The 2007 Plan is administered by the Board of Directors and provides for the issuance of up to 300,000 shares of Company common stock upon the vesting of options or upon the grant of shares with such restrictions as determined by the Board of Directors to the non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. Shares of restricted stock have the terms and conditions set by the Board of Directors and are forfeitable until the terms of the grant have been satisfied. As of March 31, 2009, there were 185,000 shares available for grant under the 2007 Plan.

Index

The following table summarizes stock option activity during the three months ended March 31, 2009:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2008	9,675,145	$6.41

Granted	2,062,500	$2.32
Exercised	(15,543)	$0.35
Canceled	(38,249)	$7.27
Forfeited	(53,605)	$7.52

Options Outstanding at March 31, 2009	11,630,248	$5.68	6.65	$2,212,329

Options Exercisable at March 31, 2009	6,486,789	$5.90	4.54	$1,935,639

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the three months ended March 31, 2009 was $5,383. There were no stock option exercises during the three months ended March 31, 2008. The total intrinsic value of stock options exercised during the three months ended March 31, 2009 was $31,144.

The Company recognized share-based compensation expense for awards issued under the Company’s stock option plans in the following line items in the condensed consolidated statements of operations:

	Three Months Ended March 31,	Three Months Ended March 31,

	2009	2008

Cost of maintenance, software services and other revenue	$358,679	$280,598
Software development costs	672,747	849,598
Selling and marketing	890,318	994,949
General and administrative	233,370	214,501

	$2,155,114	$2,339,646

The Company began issuing restricted stock in 2006 and restricted stock units in 2008. The fair value of the restricted stock awards / restricted stock units are expensed at either the fair value per share at date of grant (outside director, officers and employees), or at the fair value per share as of each reporting period (non-employee consultants.)

During the three months ended March 31, 2009, the Company granted a total of 807,780 shares of restricted stock and 43,162 restricted stock units at various times to certain officers, employees and/or non-employee consultants. The restricted stock awards and restricted stock units are being expensed at their fair value per share which ranges from $2.25 to $3.08 per share. During the three months ended March 31, 2008, a total of 382,000 shares of restricted stock were granted at various times to certain officers, employees and non-employee consultants. The restricted stock award grants are being expensed at the then fair value per share which ranged from $7.14 to $9.29 per share.

Index

As of March 31, 2009, an aggregate of 1,947,780 shares of restricted stock have been issued, of which, 341,885 have vested and 390,500 have been canceled. As of March 31, 2008, an aggregate of 980,000 shares of restricted stock had been issued, of which, 87,950 had vested and 25,000 had been canceled.

As of March 31, 2009, an aggregate of 88,912 restricted stock units have been issued, of which none had vested or been forfeited. There were no restricted stock units issued or outstanding during the three months ended March 31, 2008.

The following table summarizes restricted stock activity during the three months ended March 31, 2009:

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2008	488,840

Granted	850,942
Vested	(35,475)
Canceled	-

Non-Vested at March 31, 2009	1,304,307

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the three months ended March 31, 2009 and 2008 was $84,948 and $119,898 respectively.

Options granted to officers, employees and directors during fiscal 2009 and 2008 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period generally of three years.  Based on each respective group’s historical vesting experience and expected trends, the estimated forfeiture rate for officers, employees and directors, as adjusted, was 11%, 24% and 9%, respectively.

Options granted to non-employee consultants have exercise prices equal to the fair market value of the stock on the date of grant and a contractual term of ten years. Restricted stock awards granted to non-employee consultants have a contractual term equal to the lapse of restriction(s) of each specific award. The fair values of the share-based awards are being expensed at their fair value per share, which was $2.39 and $7.61 at March 31, 2009 and 2008, respectively. Vesting periods for share-based awards granted to non-employee consultants range from one month to three years depending on service requirements. As of March 31, 2009 and 2008, the Company recognized expenses of $58,400 and $92,404, respectively, related to share-based awards granted to non-employee consultants, which are included in the Company’s total share-based compensation expense for each respective period.

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

As of March 31, 2009, there was approximately $13,197,238, of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s stock plans.

Index

(3) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three months ended March 31, 2009 and 2008, and the location of long-lived assets as of March 31, 2009 and December 31, 2008, are summarized as follows:

	Three Months Ended March 31,
	2009	2008
Revenues:
United States	$10,883,552	$14,881,742
Asia	5,059,845	2,674,447
Other international	5,077,688	4,250,471

Total revenues	$21,021,085	$21,806,660

Long-lived assets:
United States	$21,186,983	$20,682,794
Asia	1,714,049	1,869,963
Other international	414,413	386,981

Total long-lived assets	$23,315,445	$22,939,738

(4) Stock Repurchase Program

On October 25, 2001, the Company’s Board of Directors authorized the repurchase of up to 2 million shares of the Company’s outstanding common stock. On February 6, 2008, and on July 22, 2008, the Company’s Board of Directors increased the authorization to repurchase the Company’s outstanding common stock by 3 million shares and 3 million shares, respectively, to an aggregate of 8 million shares. On February 4, 2009, the Company’s Board of Directors again increased the authorization to repurchase the Company’s outstanding common stock from 8 million shares to 14 million shares in the aggregate. The repurchases may be made from time to time in open market transactions in such amounts as determined at the discretion of the Company’s management. The terms of the stock repurchases will be determined by management based on market conditions. During the three months ended March 31, 2009, the Company repurchased 566,885 shares of its common stock in open market purchases for a total cost of $1,526,124. During the three months ended March 31, 2008, the Company repurchased 1,760,000 shares of its common stock in open market purchases for a total cost of $14,476,877. Since October 2001, the Company has repurchased a total of 7,390,935 shares of its common stock at an aggregate purchase price of $44,454,452. As of March 31, 2009, the Company had the ability to repurchase an additional 6,609,065 shares of our common stock based upon our judgment and market conditions.

Index

(5) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in February 2012. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2009 through 2012. The following is a schedule of future minimum lease payments for all operating leases as of March 31, 2009:

2009	1,700,264
2010	1,686,029
2011	1,302,543
2012	234,430
$4,923,266

The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results.

On December 31, 2007, the Company entered into an Employment Agreement (“Employment Agreement”) with ReiJane Huai. Pursuant to the Employment Agreement, the Company agreed to continue to employ Mr. Huai as President and Chief Executive Officer of the Company effective January 1, 2008 through December 31, 2010, at annual salaries of $310,000, $341,000 and $375,100 for calendar years 2008, 2009 and 2010, respectively. The Employment Agreement also provides for the potential payment of annual bonuses to Mr. Huai, in the form of shares of the Company’s restricted stock, based on the Company’s operating income (or “bonus targets” as defined in the Employment Agreement) and for certain other contingent benefits set forth in the Employment Agreement. Pursuant to the Employment Agreement, the 2009 annual bonus of restricted stock due to Mr. Huai shall be issued within seventy-five (75) days of the end of fiscal 2009, assuming the bonus targets are achieved. The restricted stock is subject to a three-year vesting period commencing from the date of grant. During the three months ended March 31, 2009, and in accordance SFAS No. 123(R), the Company recognized approximately $48,000 of share-based compensation expense, which was classified as a liability award, as the service date precedes the grant date, within the Company’s condensed consolidated balance sheets, based upon the Company’s projected bonus award due to Mr. Huai for 2009.

 (6) Income Taxes

The Company’s provision for income taxes consists of U.S., state and local, and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The Company’s 2009 annual effective tax rate is estimated to be approximately 33% (which includes U.S., state and local and foreign taxes) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended March 31, 2009, the Company  recorded an income tax benefit of $427,649, related to its pre-tax book loss of $1,278,610. For the three months ended March 31, 2008, the Company’s provision for income taxes was $978,919, which consisted primarily of U.S., state and local, and foreign taxes.

The Company’s total unrecognized tax benefits as of March 31, 2009 and December 31, 2008 were each approximately $5.0 million, which, if recognized, would affect the Company’s effective tax rate. As of March 31, 2009 and 2008, the Company had recorded an aggregate of $75,394 and $43,793, respectively, of accrued interest and penalties.

(7) Fair Value Measurements

The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, except as it applied to (i) the nonfinancial assets and nonfinancial liabilities subject to the FSP No. 157-2 Effective Date of FASB Statement No. 157, which the Company adopted effective January 1, 2009, and (ii) the provisions of FSP 157-3 Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which the Company adopted effective October 10, 2008.  SFAS No. 157, as amended, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Index

 Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at March 31, 2009 and December 31, 2008 totaled $16.7 million and $15.1 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category at March 31, 2009 includes government securities and corporate debt securities totaling $18.3 million. The Level 2 category at December 31, 2008 included commercial paper totaling $0.8 million, government securities and corporate debt securities totaling $19.3 million, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes auction rate securities, which at March 31, 2009 and December 31, 2008 totaled $1.1 million and $1.2 million, respectively, which are included within long-term marketable securities in the consolidated balance sheets.

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

As of March 31, 2009 and December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. However, due to events in the U.S. credit markets, the auction events for these securities held by the Company failed commencing in the first quarter of 2008, and continued to fail throughout 2008 and into the first quarter of 2009. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis and other type of valuation model as of March 31, 2009 and December 31, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

 As of March 31, 2009 and December 31, 2008, the Company’s auction rate securities totaled $1,500,000 (at par value) and are collateralized by student loan portfolios, which are almost fully guaranteed by the United States Government. Because there is no assurance that auctions for these securities will be successful in the near term, the Company classified the fair value of the auction rate securities as Level 3 long-term investments for the periods ending March 31, 2009 and December 31, 2008, respectively.  During the period ended March 31, 2009, the Company recorded $40,000 in other-than-temporary impairments on its auction rate securities ($40,000 cumulatively to date) and a gain of $19,005 ($314,050 loss to date) in accumulated other comprehensive loss. As of December 31, 2008, the total losses related to the Company’s auction rate securities recorded in accumulated other comprehensive loss totaled $333,055. During the period ended March 31, 2009, the valuation models used to determine the fair value of these auction rate securities, as described above, indicated that two of the three investments recovered a portion of their decline in fair value as compared with the valuation models at December 31, 2008. However, one of the three investments experienced a further decline in fair value as compared with the fair value at December 31, 2008. The Company determined that the decline in the fair value of this particular investment was primarily due to the down grade in the credit rating of certain underlying subordinate securities within the auction rate security. As a result, the Company determined a portion of the overall decline in fair value of the auction rate security to be other-than-temporary due to the creditworthiness of the underlying securities. Any future fluctuation in the fair value related to any of the auction rate securities that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss, net of tax. Finally, with the exception of the creditworthiness of one of its auction rate securities, the Company believes that the remaining temporary declines in fair value are primarily due to liquidity concerns and not to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future the Company determines that a valuation adjustment is other-than-temporary, it will record a charge to earnings in the period of determination in accordance with FSP No. 115-2/124-2, which is effective for the quarter ending June 30, 2009.

Index

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at March 31, 2009, consistent with the fair value hierarchy provisions of SFAS No. 157, as amended:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$16,657,942	$16,657,942	$-	$-
Government securities	450,140	-	450,140	-

Marketable securities:
Corporate debt and government securities	17,885,290	-	17,885,290	-
Auction rate securities	1,145,950	-	-	1,145,950

Total assets measured at fair value	$36,139,322	$16,657,942	$18,335,430	$1,145,950

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2008, consistent with the fair value hierarchy provisions of SFAS No. 157, as amended:

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

Index

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis and other type of valuation model during the first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 on January 1, 2008. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 as of March 31, 2009 and 2008:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Auction Rate Securities

March 31, 2009	March 31, 2008
Beginning Balance	$1,166,945	$-
Transfers to Level 3	-	1,500,000
Total unrealized gains (losses) in accumulated
other comprehensive loss	19,005	(179,415)
Total realized losses in other income	(40,000)	-
Ending Balance	$1,145,950	$1,320,585

(8) Acquisitions

On July 1, 2008, the Company acquired certain assets of World Venture Limited (“World Venture”), a network storage software business based in Hong Kong, at an aggregate purchase price of $1.7 million including transaction costs. The Company has accounted for the acquisition under the purchase method of accounting and the assets acquired have been included in our condensed consolidated financial statements at fair value, including acquired intangible assets with estimated useful lives of three years. The excess of the purchase price over the fair value of the net assets acquired was classified as goodwill on the Company’s consolidated balance sheets.

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

 The Company’s identifiable intangible assets, customer contracts and intellectual property, have a weighted average useful life of three years. During the three months ended March 31, 2009, the Company recorded amortization expense of $38,933 and $49,050 related to intellectual property and customer contracts, respectively. Total accumulated amortization expense recorded at March 31, 2009 related to intellectual property and customer contracts totaled $116,800 and $147,150, respectively. Goodwill is not amortized for book or tax purposes.

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

OVERVIEW

Our revenues for the first quarter of 2009 met our expectations and declined only slightly from the first quarter of 2008, even with the difficult economic conditions.  Net cash flows from operations remained positive and we continued to invest in our business by increasing both human capital and the equipment necessary for further growth.

Revenues for the first quarter of 2009 decreased 4% to $21.0 million compared with revenues of $21.8 million in the first quarter of 2008.

Revenues from our resellers increased compared with the first quarter of 2008 while revenues from our OEMs declined. For the quarter, 64% of our revenues came from resellers. We have always expected an increase in the percentage of revenue from our channel sales as our business grows and matures.  It was intended that our agreements with OEMs would provide us with early market exposure and sales, followed by an increase in the licensing of FalconStor-branded software through our resellers. We anticipate that this trend will continue and that revenues from our resellers will continue to be the majority of our revenues.  Revenues from the channel grew compared with the same period in 2008 in both our Asia-Pacific region and our Europe, Middle East and Africa region. Revenues from channel sales declined compared with the same period in 2008 in our Americas region.  We believe this decline was a result of an increase in the amount of time taken by businesses in North America to decide whether to invest in additional technology and in which technology investments should be made.  This lengthening of the sales cycle seems to be a result of both the difficult economic conditions, which has resulted in a tightening of money available for new technology spending, and more products being available for consideration. We are still seeing healthy pipelines of deals in all three regions.

EMC Corporation accounted for 13% of our revenues in the quarter. We anticipate that EMC will account for 10% or more of our revenues for the full year 2009, but not 20% or more of our revenue as it has in the past. Sun Microsystems accounted for 11% of our revenues in the quarter, despite significant cuts in Sun’s sales force and the uncertainty caused by rumors and an official announcement concerning Sun’s future. We continue to anticipate that Sun will account for 10% or more of our revenues for the full year 2009. However, Oracle’s recent announcement that it will acquire Sun makes it more difficult to predict the revenues we will receive from Sun. Oracle has indicated that it intends to continue the Sun product lines.  Nevertheless, we expect that uncertainty regarding the future of Sun’s products, and further cuts to Sun’s sales force, could have a short-term negative effect on the amount of revenues we receive from Sun. Our second fiscal quarter coincides with Sun’s fourth quarter, and is typically a time when our revenues from Sun are high. There can be no assurance that we will see this historical seasonality repeated this year.

We had a loss for the quarter.  Our net loss for the quarter was $0.9 million, compared with net income of $1.3 million in the first quarter of 2008. This net loss includes $2.2 million of share-based compensation expense related to SFAS No. 123(R). Our net loss includes a $0.5 million loss from “Interest and Other Income.”  This loss came primarily from foreign currency losses.  Because our sales in foreign currency have increased, in the second quarter of fiscal 2009 we have begun to hedge our currency exposure to minimize any fluctuation in our earnings.  Of course, no hedging program can entirely remove all risk related to changes in relative values of the U.S. Dollar and the foreign currency in which some of our revenues are recorded.

Even in the challenging economic environment, cash flows from operations in the first quarter of 2009 continued to be positive. We continue to believe that our ability to fund our own growth internally bodes well for our long-term success.

Index

Deferred revenue at March 31, 2009 increased 10%, compared with the balance at March 31, 2008. We consider the continued growth of our deferred revenue as an important indicator of the success of our products. We believe that support and maintenance renewals, which comprise the majority of our deferred revenue, indicate satisfaction with our products and our support organization from our end users.

Operating expenses increased by $1.8 million, or 9%, compared with the first quarter of 2008. Operating expenses include $2.2 million in share-based compensation expense for the first quarter of 2009, and $2.3 million in share-based compensation expense for the first quarter of 2008. We will continue to monitor expenses carefully, but we do not manage the Company on a quarter to quarter basis and we will continue to invest in the long-term success of the Company.

Our gross margins decreased to 82% for the first quarter of 2009 from 85% for the first quarter of 2008. The major contributors to the decline in gross margins were compensation expense and the decrease in software license revenue.

At March 31, 2009, we had 521 employees, compared with 439 employees at March 31, 2008. While we will be prudent, we plan to continue adding research and development and sales and support personnel, both in the United States and worldwide, as necessary. We also plan to continue investing in infrastructure, including both equipment and property.   We believe this continued investment is necessary to keep growing our business.

While other companies may be cutting headcount and foregoing investments in this economy, we continue to build for the long term, rather than merely responding to short-term conditions.  We continue to operate the business with the goal of long-term growth. We believe that our ability to continue to refine our existing products and features and to introduce new products and features will be the primary driver of additional growth among existing resellers, OEMs and end users, and will drive our strategy to attempt to engage additional reseller and OEM partners and to expand the FalconStor product lines offered by these partners.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2009 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2008.

Revenues for the three months ended March 31, 2009 decreased 4% to $21.0 million compared with $21.8 million for the three months ended March 31, 2008. Our operating expenses increased 9% from $20.1 million for the three months ended March 31, 2008 to $21.8 million for the three months ended March 31, 2009. Included in our operating expenses for the three months ended March 31, 2009 and 2008 was $2.2 million and $2.3 million, respectively, of share-based compensation expense in accordance with SFAS No. 123(R). Net loss for the three months ended March 31, 2009 was $0.9 million compared with net income of $1.3 million for the three months ended March 31, 2008. Included in our net (loss) income for the three months ended March 31, 2009 and 2008, was an income tax benefit of $0.4 million compared with an income tax provision of $1.0 million, respectively. Our 4% decline in revenue for the three months ended March 31, 2009, as compared with the same period in 2008, was primarily due to the current macroeconomic environment. Beginning in the second half of 2008, our revenue growth slowed, particularly software license revenues, as a result of the difficult economic conditions encountered due to disruptions in the global financial markets, specifically in North America, which we continued to experience during the first three months of 2009. The declines in software license revenues were offset by modest increases in our maintenance revenues. Due to our well-established installed customer base, our revenue from maintenance agreements were not significantly impacted as compared with our software license revenues as a result of the downturn in information technology spending experienced beginning in the second half of 2008 and continuing through the first three months of 2009. Revenue contribution from our OEM partners decreased in both absolute dollars and as a percentage of total revenues for the three months ended March 31, 2009 as compared with the same period in 2008. Revenue from resellers, distributors and direct end-users increased in both absolute dollars and as a percentage of total revenue for the three months ended March 31, 2009 as compared with the same period in 2008. Expenses increased in all aspects of our business as we continue to invest in our future by increasing headcount both domestically and internationally. To support our anticipated future growth, we increased our worldwide headcount to 521 employees as of March 31, 2009, as compared with 439 employees as of March 31, 2008. Although our continued investments in the future through additional headcounts may impact our operating profits and margins, we believe these investments are in line with our long-term outlook. Finally, we continue to invest in our infrastructure by increasing our capital expenditures, particularly with purchases of equipment for support of our existing and future product offerings.

Index

Revenues

	Three months ended March 31,
	2009	2008
Revenues:
Software license revenue	$13,650,062	$15,318,919
Maintenance revenue	6,088,784	5,114,247
Software services and other revenue	1,282,239	1,373,494

Total Revenues	$21,021,085	$21,806,660

Year-over-year Percentage Growth
Software license revenue	-11%	47%
Maintenance revenue	19%	18%
Software services and other revenue	-7%	-12%

Total percentage growth	-4%	33%

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

Software license revenue decreased 11% from $15.3 million for the three months ended March 31, 2008 to $13.7 million for the three months ended March 31, 2009. Software license revenue represented 65% of our total revenues for the three months ended March 31, 2009 and 70% of our total revenues for the same period in 2008. Over the past several years, as we have experienced a broader market acceptance of our software applications, the number of new product offerings and increased demand for our products were the major contributors for our increase in both our customer base as well as the number of software solutions our installed customer base purchased. However, beginning in the second half of 2008, our software license revenues slowed, as a result of the difficult macroeconomic environment and downturn in information technology spending which we continued to experience during the first three months of 2009. Overall, during the three months ended March 31, 2009, gross software license revenue from our OEM partners decreased 28%, while gross software license revenues from our direct end-users and resellers decreased 10% when compared to the same period in 2008. We expect our software license revenue to grow in future periods.

Maintenance revenue

Maintenance revenue is comprised of software maintenance and technical support services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Maintenance revenues increased 19% from $5.1 million for the three months ended March 31, 2008 to $6.1 million for the three months ended March 31, 2009.

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

Index

Software services and other revenue

Software services and other revenues are comprised of professional services primarily related to the implementation of our software, engineering services, and sales of computer hardware. Professional services revenue is recognized in the period that the related services are performed. Revenue from engineering services is primarily related to customizing software product masters for some of our OEM partners. Revenue from engineering services is recognized in the period in which the services are completed. We have transactions in which we purchase hardware and bundled this hardware with our software and sell this bundled solution to our customer base. Our software is not essential to the functionality of the bundled hardware.  The amount of revenue allocated to the software and hardware bundle is recognized as revenue in the period delivered provided all other revenue recognition criteria have been met. We further separate the software sales revenue from the hardware revenue for purposes of classification in the unaudited condensed consolidated statements of operations in a systematic and rational manner based on their deemed relative fair values Software services and other revenue decreased 7% from $1.4 million for the three months ended March 31, 2008 to $1.3 million for the three months ended March 31, 2009.

The decrease in software services and other revenue was primarily due to a decrease in computer hardware sales, which declined from $1.0 million for the three months ended March 31, 2008 to $0.4 million for the same period in 2009. Our professional services revenue increased to $0.8 million for the three months ended March 31, 2009 from $0.4 million in the same period in 2008. The professional services revenue will vary from year to year based upon (i) the number of software license contracts sold during the year, (ii) the number of our software license customers who elected to purchase professional services, and/or (iii) the number of professional services contracts that were completed during the year. We expect professional services revenues to vary from year to year based upon the number of customers who elect to utilize our professional services upon purchasing our software licenses. The hardware revenue will vary from period to period based upon the number of customers who wish to have us bundle hardware with our software for one complete solution.

Cost of Revenues

	Three months ended March 31,
	2009	2008
Total Revenues:	$21,021,085	$21,806,660

Cost of maintenance, software services
and other revenue	$3,806,043	$3,314,488
Gross Profit	$17,215,042	$18,492,172

Gross Margin	82%	85%

Cost of maintenance, software services and other revenue

Cost of maintenance, software services and other revenues consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, amortization of purchased and capitalized software and share-based compensation expense associated with SFAS No. 123(R). Cost of maintenance, software services and other revenues also includes the cost of hardware purchased that was resold. Cost of maintenance, software services and other revenues for the three months ended March 31, 2009 increased by 15% to $3.8 million compared with $3.3 million for the same period in 2008. The increase in cost of maintenance, software services and other revenue was primarily due to (i) the increase in personnel and related costs, and (ii) the increase in amortization related to purchased and capitalized software, specifically related to the acquisition of World Venture Limited on July 1, 2008 (see Note (8) Acquisitions to our unaudited condensed consolidated financial statements for additional information) for the three months ended March 31, 2009 as compared with the same period in 2008. As a result of our increased sales from maintenance and support contracts, we continued to hire additional employees to provide technical support services. Our cost of maintenance, software services and other revenue will continue to grow in absolute dollars as our revenues from these services also increase.

Index

Gross profit decreased $1.3 million from $18.5 million for the three months ended March 31, 2008 to $17.2 million for the three months ended March 31, 2009. Gross margins decreased from 85% for the three months ended March 31, 2008 to 82% for the three months ended March 31, 2009. The decreases in both our gross profit and gross margins for the three months ended March 31, 2009, as compared with the same period in 2008, were primarily due to the 4% decrease in our revenues and our continued investments in the future through increasing our headcounts which adversely impacted our operating profits and margins. Generally, our gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales. Share-based compensation expense included in the cost of maintenance, software services and other revenue increased in absolute dollars to $0.4 million from $0.3 million for the three months ended March 31, 2009 and March 31, 2008, respectively. Share-based compensation expense was equal to 2% and 1% of revenue for the three months ended March 31, 2009 and March 31, 2008, respectively.

Software Development Costs

Software development costs consist primarily of personnel costs for product development personnel, share-based compensation expense associated with SFAS No. 123(R), and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing.  Software development costs increased 7% to $6.3 million for the three months ended March 31, 2009 from $5.9 million in the same period in 2008. The major contributing factors to the increase in software development costs were higher salary and personnel related costs as a result of increased headcount to enhance and to test our core network storage software product and the development of new innovative products, features and options. Share-based compensation expense included in software development costs decreased in absolute dollars to $0.7 million from $0.8 million for the three months ended March 31, 2009 and March 31, 2008, respectively. Share-based compensation expense included in software development costs was equal to 3% and 4% of revenue for the three months ended March 31, 2009 and March 31, 2008, respectively. We intend to continue recruiting and hiring product development personnel to support our software development process.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense associated with SFAS No. 123(R), travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased 6% to $9.5 million for the three months ended March 31, 2009 from $9.0 million for the same period in 2008. The increase in selling and marketing expenses was primarily due to (i) higher salary and personnel related costs as a result of increased sales and marketing headcount and (ii) higher advertising and marketing related expenses as a result of our new product offerings/enhancements, ongoing product branding and related advertising and marketing of such initiatives. Share-based compensation expense included in selling and marketing decreased in absolute dollars to $0.9 million from $1.0 million for the three months ended March 31, 2009 and March 31, 2008, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 4% and 5% of revenue for the three months ended March 31, 2009 and March 31, 2008, respectively. In addition, we continued to hire new sales and sales support personnel and to expand our worldwide presence to accommodate our anticipated future revenue growth. We anticipate that as we continue to grow sales, our sales and marketing expenses will continue to increase in support of such sales growth.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense associated with SFAS No. 123(R), public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs.  General and administrative expenses increased 17% to $2.2 million for the three months ended March 31, 2009 from $1.9 million for the same period in 2008. Increased compensation and personnel related costs as a result of increased headcount to support our general and administrative needs was partially offset by decreases in professional fees and various administrative expenses during the three months ended March 31, 2009 as compared with the same period in 2008. Share-based compensation expense included in general and administrative remained consistent in absolute dollars at $0.2 million for the three months ended March 31, 2009 and March 31, 2008. Share-based compensation expense included in general and administrative expenses was equal to 1% of revenue for the three months ended March 31, 2009 and March 31, 2008, respectively.  Additionally, as we continue to increase our headcount as part of our investment in the Company’s future infrastructure, our overall general corporate overhead costs have generally increased and are likely to continue to increase.

Index

Interest and Other (Loss) Income

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of March 31, 2009, our cash, cash equivalents, and marketable securities totaled $41.8 million, compared with $56.8 million as of March 31, 2008. Interest and other (loss) income decreased $1.0 million to ($0.5) million for the three month ended March 31, 2009, compared with $0.6 million for the same period in 2008. The decrease in interest and other (loss) income was due to a decrease in both our interest income as well as other (loss) income. The decrease in interest income for the three months ended March 31, 2009 compared with the same period in 2008 was primarily related to (i) a decrease in our cash, cash equivalents and marketable securities balances as a result of our repurchase of 6.2 million shares of our common stock at a total cost of $35.4 million since January 1, 2008, and (ii) lower interest rates on average cash balances invested during the three months ended March 31, 2009, as a result of the U.S. banking liquidity crisis and difficult macroeconomic environment, as compared with the same period in 2008. The decreases in other (loss) income was primarily related to other non-operating expenses, particularly, (i) realized losses of $40,000 on auction rate securities (see Note (7) Fair Value Measurements to our unaudited condensed consolidated financial statements for additional information) and (ii) foreign currency losses of $0.6 million for the three months ended March 31, 2009 as compared with a foreign currency gain of $7,000 for the same period in 2008.

Income Taxes

Our provision for income taxes consists of U.S., state and local and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended March 31, 2009, we recorded an income tax benefit of $427,649 as compared with an income tax provision of $978,919 for the same period in 2008. The decline in the provision for income taxes was primarily attributable to our pre-tax loss of $1.3 million for the three months ended March 31, 2009 as compared with pre-tax income of $2.3 million for the same period in 2008. In addition, our effective tax rate decreased to 33% for the three months ended March 31, 2009 as compared with 42% in the same period in 2008.

  As of January 1, 2008, we had approximately $5.1 million of federal net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards related to excess compensation deductions from previous year’s exercises of stock options and during 2008, we utilized all of our net loss carryforwards, the benefits of which were credited to additional-paid-in-capital. As of March 31, 2009 and December 31, 2008, our deferred tax assets, net of a deferred tax liabilities and valuation allowance, were $10.6 million and $10.0 million, respectively.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based compensation expense, acquisitions, goodwill and other intangible assets, and fair value measurements.

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

Index

Accounts Receivable. We review accounts receivable to determine which are doubtful of collection due to product returns and creditworthiness of customers.  In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, and (vii) concentrations of credit risk and customer credit worthiness. Historically, we have experienced a somewhat consistent level of write-offs and returns as a percentage of revenue due to our customer relationships, contract provisions and credit assessments. Changes in the product return rates; credit worthiness of customers; general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

Deferred Income Taxes. Consistent with the provisions of SFAS No. 109, we regularly estimate our ability to recover deferred tax assets, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable. We also have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes, as well as estimating foreign tax credits. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of March 31, 2009 and December 31, 2008, our deferred tax assets, net of deferred tax liabilities and valuation allowance, were $10.6 million and $10.0 million, respectively.

Accounting for Share-Based Payments. As discussed further in Note (2) Share-Based Payment Arrangements to our unaudited consolidated financial statements, we account for stock-based awards under SFAS No. 123(R).

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued after December 31, 2007 was determined pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 110. The expected term of the awards issued prior to January 1, 2008 was determined using the “simplified method” prescribed in SAB No. 107. Additionally, we estimate forfeiture rates based primarily upon historical experiences, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends, and recognize the effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006, in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three months ended March 31, 2009 and 2008 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

Index

Acquisitions. We account for acquisitions using the purchase method of accounting as required by SFAS No. 141(R), Business Combinations. Under SFAS No. 141(R), the acquiring company allocates the purchase price of the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, including intangible assets that can be identified. The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. Among other sources of relevant information, we use independent appraisals or other valuations to assist in determining the estimated and final recorded fair value of assets and liabilities acquired. As discussed further in Note (8) Acquisitions, in our unaudited condensed consolidated financial statements, during the third quarter of 2008, we purchased certain assets of World Venture Limited for an aggregate purchase price of $1.7 million including transaction and closing costs, and recorded approximately $0.6 million of goodwill as a result of the related fair value appraisals performed.

Goodwill and Other Intangible Assets. As discussed further in Note (1) Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements, we account for goodwill and other intangible assets as required by SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 142 requires an impairment-only approach to accounting for goodwill and other intangibles with an indefinite life. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year.

As of each March 31, 2009 and December 31, 2008, we had $4.2 million of goodwill and $1.2 million and $1.4 million (net of amortization) respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives, which typically is three-years. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of March 31, 2009 and December 31, 2008, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

Fair Value Measurement. As discussed further in Note (7) Fair Value Measurements, to our unaudited condensed consolidated financial statements, we determine fair value measurements of both financial and nonfinancial assets and liabilities in accordance with SFAS No. 157, as amended.

In the current market environment, the assessment of the fair value of our marketable securities, specifically our debt instruments, can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in the current financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. SFAS No. 157, as emended, establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

Level 1 - instruments represent quoted prices in active markets. Therefore, determining fair value for Level 1 instruments does not require significant management judgment, and the estimation is not difficult.

Level 2 - instruments include observable inputs other than Level 1 prices, such as quoted prices for identical instruments in markets with insufficient volume or infrequent transactions (less active markets), issuer credit ratings, non-binding market consensus prices that can be corroborated with observable market data, model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated with observable market data for substantially the full term of the assets or liabilities, or quoted prices for similar assets or liabilities. These Level 2 instruments require more management judgment and subjectivity compared to Level 1 instruments.

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. Most of our marketable debt instruments classified as Level 3 are valued using a undiscounted cash flow analysis, non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant for the three months ended March 31, 2009 or for the year-ended December 31, 2008.

Index

Other-Than-Temporary Impairment

After determining the fair value of our available-for-sale debt instruments, gains or losses on these investments are recorded to other comprehensive income, until either the investment is sold or we determine that the decline in value is other-than-temporary. Determining whether the decline in fair value is other-than-temporary requires management judgment based on the specific facts and circumstances of each investment. For investments in debt instruments, these judgments primarily consider the financial condition and liquidity of the issuer, the issuer’s credit rating, and any specific events that may cause us to believe that the debt instrument will not mature and be paid in full; and our ability and intent to hold the investment to maturity. Given the current market conditions, these judgments could prove to be wrong, and companies with relatively high credit ratings and solid financial conditions may not be able to fulfill their obligations.

As of March 31, 2009, our investments in marketable securities included $1.5 million (at par value) of available-for-sale auction rate securities. During the three months ended March 31, 2009, we recognized $40,000 in other-than-temporary impairments on our available-for-sale auction rate securities ($40,000 cumulatively). As of March 31, 2009, our cumulative unrealized losses related to our auction rate securities classified as available-for-sale was $314,050 ($333,055 as of December 31, 2008).

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Summary of Significant Accounting Policies – New Accounting Pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
	2009	2008
Cash provided by (used in):
Operating activities	$3,275,785	$8,502,710
Investing activities	(862,240)	4,933,523
Financing activities	(1,520,741)	(13,521,017)
Effect of exchange rate changes	(488,268)	268,310

Net increase in cash and cash equivalents	$404,536	$183,526

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balances as of March 31, 2009 totaled $41.8 million, compared with $42.8 million as of December 31, 2008. Cash and cash equivalents totaled $22.8 million and marketable securities totaled $19.0 million at March 31, 2009. As of December 31, 2008, we had $22.4 million in cash and cash equivalents and $20.4 million in marketable securities.

During the three months ended March 31, 2009, we continued making investments in our infrastructure to support our current and long-term growth. We increased our total number of employees as well as our investments in property and equipment to support our long-term growth. As we prepare for the future, we will continue to make investments in property and equipment and we will continue to increase our headcount. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions and if the right opportunity presents itself, we may continue to use our cash for these purposes. However, as of the date of this filing, we have no agreements, commitments or understandings with respect to any such acquisitions.

Index

We currently do not have any debt and our only significant commitments are related to our office leases.

In October 2001, our Board of Directors authorized the repurchase of up to 2 million shares of our outstanding common stock.  On February 6, 2008 and July 22, 2008, our Board of Directors increased the authorization to repurchase our outstanding common stock by 3 million shares and 3 million shares, respectively, to 8 million shares in the aggregate. On February 4, 2009, our Board of Directors again increased the authorization to repurchase our outstanding common stock from 8 million shares to 14 million shares in the aggregate. During the three months ended March 31, 2009, we repurchased 566,885 shares at an aggregate purchase price of $1.5 million. During the three months ended March 31, 2008, we repurchased 1,760,000 shares at an aggregate purchase price of $14.5 million. Since October 2001, we have repurchased a total of 7,390,935 shares at an aggregate purchase price of $44.5 million. As of March 31, 2009, we had the authorization to purchase an additional 6,609,065 shares of our common stock based upon our judgment and market conditions.

Net cash provided by operating activities totaled $3.3 million for the three months ended March 31, 2009, compared with net cash provided by operating activities of $8.5 million for the same period in 2008. The decrease  in net cash provided by operating activities during the three months ended March 31, 2009, as compared with the same period in 2008, was primarily the result of recording a net loss of $0.9 million as compared with a net income of $1.3 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to the provision for doubtful accounts and deferred income taxes; and (ii) adjustments for net changes in operating assets and liabilities, particularly changes in our accounts receivable, deferred revenues, and accrued expenses. These amounts were primarily offset by the adjustment for the impact from the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options. SFAS No. 123(R) requires tax benefits relating to excess stock-based compensation deductions to be presented as cash outflows from operating activities. We recognized tax benefits related to stock-based compensation deductions of $1.0 million for the three months ended March 31, 2008. There were no adjustments for the impact of non-cash income tax benefits for the three months ended March 31, 2009.

Net cash used in investing activities was $0.9 million for the three months ended March 31, 2009, compared with net cash provided by investing activities of $4.9 million for the same period in 2008. Included in investing activities for both the three months ended March 31, 2009 and March 31, 2008 are the sales and purchases of our marketable securities. These represent the sales, maturities and reinvestment of our marketable securities. The net cash provided by investing activities from the net sales (purchases) of securities was $1.3 million for the three months ended March 31, 2009, and $6.2 million for the same period in 2008. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $1.1 million and $1.2 million for the three months ended March 31, 2009 and 2008, respectively. The cash used to purchase software licenses was $1.0 million for the three months ended March 31, 2009. We did not purchase any software licenses during the three months ended March 31, 2008. We continually evaluate potential software licenses and we may continue to make similar investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures as we continue to invest in our infrastructure to support our ongoing future growth and expansion both domestically and internationally.

Net cash used in financing activities was $1.5 million and $13.5 million for the three months ended March 31, 2009 and March 31, 2008, respectively. Cash outflows from financing activities result from the repurchase of our outstanding common stock. During the three months ended March 31, 2009, we repurchased 566,885 shares of our common at an aggregate purchase price of $1.5 million. During the three months ended March 31, 2008, we repurchased 1,760,000 shares of our common at an aggregate purchase price of $14.5 million. Cash inflows from financing activities primarily result from the proceeds received from the exercise of stock options. We did not have any material cash inflows from the proceeds of exercise of stock options for three months ended March 31, 2009. There were no stock options exercised during the three months ended March 31, 2008. During the three months ended March 31, 2008, cash inflows from financing activities was also impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options. SFAS No. 123(R) requires that tax benefits relating to excess stock-based compensation deductions be presented as cash inflows from financing activities. We recognized tax benefits related to stock-based compensation deductions of $1.0 million for the three months ended March 31, 2008. There were no tax benefits related to stock-based compensation deductions recognized during the three months ended March 31, 2009.

Index

As discussed in Note (7) Fair Value Measurements, to our unaudited condensed consolidated financial statements, we adopted the provisions of SFAS No. 157, as amended, effective January 1, 2008. We utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we hold totaling $1.5 million as of March 31, 2009 and December 31, 2008.

As of March 31, 2009 and December 31, 2008, $1.5 million (at par value) of our investments were comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. During the first quarter of 2008, we began experiencing failed auctions on auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term, and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our unaudited condensed consolidated balance sheet at March 31, 2009 and December 31, 2008, respectively.

Our auction rate securities are classified as available-for-sale securities and are reflected at fair value. In prior periods during the auction process, which took place every 28-35 days for most securities, quoted market prices were readily available, which would qualify the securities as Level 1 under SFAS No. 157. However, due to events in the credit markets beginning in the second half of 2008, and continuing into 2009, the auction events for most of these instruments failed and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2009 and December 31, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Due to these events, we reclassified these instruments as Level 3 commencing in 2008 and continue to do so in 2009.

During the period ending March 31, 2009, we recorded $40,000 in other-than-temporary impairments on our auction rate securities and a cumulative temporary decline in fair value of approximately $314,050 in accumulated other comprehensive loss. As of December 31, 2008, the total losses related to our auction rate securities recorded in accumulated other comprehensive loss totaled $333,055. During the period ending March 31, 2009, the valuation models used to determine the fair value of these auction rate securities, as described above, indicated that two of three of our investments recovered a portion of their decline in fair value as compared with the valuation models at December 31, 2008. However, one of the three investments experienced a further decline in fair value as compared with December 31, 2008. We determined the decline in the fair value of this particular investment was primarily due to a downgrade in the credit rating of certain underlying subordinate securities within the auction rate security. As a result, we determined a portion of the overall decline in fair value of the auction rate security to be other-than-temporary due to the creditworthiness of the underlying securities. Any future fluctuation in the fair value related to any of the auction rate securities that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss, net of tax. Finally, with the exception of the creditworthiness of one of our auction rate securities, we believe that the remaining temporary declines in fair value are primarily due to liquidity concerns and not to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future that we determine that a valuation adjustment is other-than-temporary, we will record a charge to earnings in the period of determination.

Finally, our holdings of auction rate securities represented approximately 4% of our cash equivalents, and marketable securities balance at both March 31, 2009 and December 31, 2008, respectively, which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the decline in fair value deemed to be temporary is primarily due to liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

Index

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

Off-Balance Sheet Arrangements

As of March 31, 2009 and December 31, 2008, we had no off-balance sheet arrangements.

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $41.8 million as of March 31, 2009. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities.  We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments and the fact that approximately 50% of our investments are in money market funds, we do not believe we are subject to any material interest rate risks on our investment balances levels at March 31, 2009.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended March 31, 2009 and full year ended December 31, 2008, approximately 48% and 40%, respectively, of our sales were from outside the United States. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. dollar versus the Euro, Japanese yen, the New Taiwanese Dollar, Korean won, and to a lesser extent the Canadian dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the remeasurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at March 31, 2009, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $0.9 million. During the second quarter of 2009, we entered into foreign currency hedges to minimize our exposure to changes in certain foreign currency exchange rates on the balance sheet. The above analysis disregards the possibility that rate for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal controls over financial reporting occurred during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

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

Item 1A.   Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”).  The information below sets forth additional risk factors or risk factors that have had material changes since the 2008 10-K, and should be read in conjunction with Item 1A of the 2008 10-K.

We are dependent on certain key customers and a significant portion of our receivables is concentrated with three customers.

We tend to have one or more customers account for 10% or more of our revenues during each fiscal quarter.  For the quarter ended March 31, 2009, two customers together accounted for 24% of our revenues. Both of these customers, EMC Corporation and Sun Microsystems, are OEM customers. While we believe that we will continue to receive revenues from these customers, our agreements do not have any minimum sales requirements and we cannot guarantee continued revenue. If our contracts with these customers terminate, or if the volume of sales from these customers significantly declines, it would have a material adverse effect on our operating results.

In addition, as of March 31, 2009, three customers together accounted for a total of 20% of our outstanding receivables. While we currently have no reason to doubt the collectibility of these receivables, a business failure or reorganization by any of these customers could harm our ability to collect these receivables and if we were unable to collect these receivables, it would have a material adverse effect on our cash flow.

The change in control of Sun Microsystems could hurt our short-term and/or long-term results.

In April, 2009, Oracle Corporation and Sun Microsystems announced that they had entered into an agreement for Oracle to purchase Sun. Oracle and Sun have stated that they expect the transaction to close by July 31, 2009. Oracle has publicly stated that it intends to retain Sun’s existing hardware lines, which would include the Sun products that incorporate our software and for which we receive license fees from Sun.  However, there can be no assurance that Oracle will continue to sell the Sun products for which we receive royalties or that Oracle will promote these products to the same degree as Sun has promoted them. In addition, it is expected that Oracle will make cuts in the combined Oracle-Sun workforce. Oracle could cut the marketing and sales personnel most familiar with the Sun products for which we receive royalties. Last, uncertainty concerning the future of the Sun products could depress sales of those products in the short term, even if the products are ultimately offered for the long term.  In all of these cases, our revenues could suffer which could negatively impact our short-term and/or long-term results.

Foreign currency fluctuations may impact our revenues.

Our licenses and services in Japan are sold in Yen. Our licenses and services in the Republic of Korea are sold in Won. Our licenses and services in Taiwan are sold in the New Taiwanese Dollar. Many of the sales of our licenses and services in Europe, the Middle East and Africa, are made in European Monetary Units (“Euros”).

Changes in economic or political conditions globally and in any of the countries in which we operate could result in exchange rate movements, new currency or exchange controls or other restrictions being imposed on our operations.

Index

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

            In addition to currency translation risks, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot be assured we will be able to effectively manage our currency transaction and/or translation risks. Volatility in currency exchange rates may have a material effect on our financial condition or results of operations. For the first quarter of 2009, we had a $0.6 million loss due to currency rate fluctuations. While we have begun to hedge our currency risks, we may continue to experience an impact on earnings as a result of foreign currency exchange rate fluctuations.

In April, 2009, we began a program to hedge some of our foreign currency risks. The hedging program will not remove all downside risk and limits the gains we might otherwise receive from currency fluctuations. There can be no assurance that we will be able to enter into future currency hedges on terms acceptable to us.

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of March 31, 2009, we had options to purchase 11,630,248 shares of our common stock outstanding, and we had an aggregate of 1,304,307 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $5.11 per share. We also had 771,450 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (2) Share-Based Payment Arrangements to our unaudited condensed consolidated financial statements.

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

Index

Our marketable securities portfolio could experience a decline in market value which could materially and adversely affect our financial results.

As of March 31, 2009, we held short-term and long-term marketable securities aggregating $19.0 million. We invest in a mixture of corporate bonds, government securities and marketable debt securities, the majority of which are high investment grade, and we limit the amount of credit exposure through diversification and investment in highly rated securities. However, investing in highly rated securities does not entirely mitigate the risk of potential declines in market value. A further deterioration in the economy, including further tightening of credit markets or significant volatility in interest rates, could cause our marketable securities to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Shares of common stock repurchased during the quarter ended March 31, 2009:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number of	Average Price	as Part of Publicly	Yet Be Purchased Under
	Shares Purchased	Paid per Share	Announced Plan	the Plan at Month End

February 2009	250,000	$3.04	250,000	6,925,950
March 2009	316,885	$2.42	316,885	6,609,065

Total	566,885	$2.69	566,885	6,609,065

On February 4, 2009, the Company’s Board of Directors increased its authorization to repurchase the Company’s outstanding common stock from eight million shares to fourteen million shares in the aggregate. As of March 31, 2009, the Company had repurchased 7,390,935 shares since October 2001. The program has no expiration date. See Note (4) Sock Repurchase Program to our unaudited condensed consolidated financial statements for further information.

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

May 11, 2009