Form 10-Q
period 2009-06-30
FALCONSTOR SOFTWARE INC
filed 2009-08-07
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of shares of Common Stock outstanding as of July 31, 2009 was 44,707,793.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

INDEX

Index

PART I.  FINANCIAL INFORMATION
Item 1.                      Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$16,091,660	$22,364,235
Marketable securities	20,862,530	19,279,010
Accounts receivable, net of allowances of $8,682,452 and $8,474,428, respectively	30,169,559	25,015,848
Prepaid expenses and other current assets	2,197,109	2,468,632
Deferred tax assets, net	4,755,235	4,296,297
Total current assets	74,076,093	73,424,022

Property and equipment, net of accumulated depreciation of $20,413,678 and $18,342,081, respectively	7,619,173	7,963,019
Long-term marketable securities	1,158,716	1,166,945
Deferred tax assets, net	6,636,595	5,739,195
Other assets, net	3,296,590	2,544,545
Goodwill	4,150,339	4,150,339
Other intangible assets, net	1,062,913	1,375,695

Total assets	$98,000,419	$96,363,760

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,402,857	$738,140
Accrued expenses	6,890,096	8,288,732
Deferred revenue, net	15,902,921	16,068,370
Total current liabilities	24,195,874	25,095,242

Other long-term liabilities	511,362	199,323
Deferred revenue, net	5,384,511	5,992,843

Total liabilities	30,091,747	31,287,408

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 52,071,253 and 51,970,442 shares issued, respectively and 44,680,318 and 45,146,392 shares outstanding, respectively	52,071	51,970
Additional paid-in capital	137,373,894	132,998,230
Accumulated deficit	(23,673,436)	(24,089,189)
Common stock held in treasury, at cost (7,390,935 and 6,824,050 shares, respectively)	(44,454,452)	(42,928,328)
Accumulated other comprehensive loss, net	(1,389,405)	(956,331)

Total stockholders' equity	67,908,672	65,076,352
Total liabilities and stockholders' equity	$98,000,419	$96,363,760

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Software license revenue	$17,081,060	$15,018,364	$30,731,122	$30,337,283
Maintenance revenue	6,264,992	5,521,881	12,353,776	10,636,128
Software services and other revenue	1,122,568	1,686,701	2,404,807	3,060,195
	24,468,620	22,226,946	45,489,705	44,033,606

Operating expenses:
Amortization of purchased and capitalized software	180,277	38,869	358,496	77,738
Cost of maintenance, software services and other revenue	3,774,590	3,546,535	7,402,414	6,822,154
Software development costs	6,747,540	6,234,097	13,055,752	12,112,882
Selling and marketing	11,119,725	9,554,539	20,631,293	18,513,290
General and administrative	2,387,038	2,085,530	4,607,497	3,986,751
	24,209,170	21,459,570	46,055,452	41,512,815
Operating income (loss)	259,450	767,376	(565,747)	2,520,791

Interest and other income (loss), net	232,708	423,443	(220,705)	982,704

Income (loss) before income taxes	492,158	1,190,819	(786,452)	3,503,495

(Benefit) provision for income taxes	(774,556)	397,608	(1,202,205)	1,376,527

Net income	$1,266,714	$793,211	$415,753	$2,126,968

Basic net income per share	$0.03	$0.02	$0.01	$0.04

Diluted net income per share	$0.03	$0.02	$0.01	$0.04

Weighted average basic shares outstanding	44,662,246	48,066,451	44,817,599	48,828,229

Weighted average diluted shares outstanding	45,886,221	50,249,824	45,651,066	50,970,034

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$415,753	$2,126,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,889,150	2,344,777
Share-based payment compensation	4,273,488	4,774,985
Non-cash professional services expenses	197,268	198,362
Realized loss (gain) on marketable securities	38,130	(23,423)
Tax benefit from stock option exercises	-	(1,341,280)
Provision for returns and doubtful accounts	1,700,766	1,574,016
Deferred income taxes	(1,341,648)	1,376,527
Changes in operating assets and liabilities:
Accounts receivable	(6,885,666)	2,276,488
Prepaid expenses and other current assets	267,939	(492,845)
Other assets	23,314	(225,869)
Accounts payable	675,472	(563,672)
Accrued expenses	(1,188,918)	(1,156,996)
Deferred revenue	(776,256)	2,170,146

Net cash provided by operating activities	288,792	13,038,184

Cash flows from investing activities:
Sale of marketable securities	10,661,954	64,809,716
Purchase of marketable securities	(12,236,002)	(57,323,528)
Purchase of property and equipment	(1,940,731)	(2,565,521)
Purchase of software license	(950,000)	-
Capitalized software development costs	(80,703)	-
Security deposits	(8,000)	(17,000)
Purchase of intangible assets	(14,938)	(160,328)

Net cash (used in) provided by investing activities	(4,568,420)	4,743,339

Cash flows from financing activities:
Payments to acquire treasury stock	(1,526,124)	(21,348,409)
Proceeds from exercise of stock options	6,640	779,720
Tax benefits from stock option exercises	-	1,341,280

Net cash used in financing activities	(1,519,484)	(19,227,409)

Effect of exchange rate changes on cash and cash equivalents	(473,463)	114,552

Net decrease in cash and cash equivalents	(6,272,575)	(1,331,334)

Cash and cash equivalents, beginning of period	22,364,235	32,219,349

Cash and cash equivalents, end of period	$16,091,660	$30,888,015

Cash paid for income taxes	$107,000	$1,303,253

The Company did not pay any interest for the six months ended June 30, 2009 and 2008.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2009, and the results of its operations for the three and six months ended June 30, 2009 and 2008. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

(e) Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of June 30, 2009 and December 31, 2008, the Company’s cash equivalents consisted of money market funds and commercial paper, and are recorded at fair value. At June 30, 2009 and December 31, 2008, the fair value of the Company’s cash equivalents, as defined under Financial Accounting Standards Board “FASB” Statement of Financial Accounting Standards “SFAS” No. 157, Fair Value Measurements, amounted to approximately $9.7 million and $15.9 million, respectively. As of June 30, 2009 and December 31, 2008, the Company’s marketable securities consisted of corporate bonds, certificate of deposits, auction rate securities, and government securities, and are recorded at fair value. As of June 30, 2009 and December 31, 2008, the fair value of the Company’s current marketable securities as defined under SFAS No. 157 was approximately $20.9 million and $19.3 million, respectively. In addition, at each of June 30, 2009 and December 31, 2008, the Company had an additional $1.2 million of long-term marketable securities that required a higher level of judgment to determine the fair value, as defined under SFAS No. 157. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded in other income in the condensed consolidated statement of operations. See Note (7) Fair Value Measurements for additional information.

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

As of June 30, 2009 and December 31, 2008, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated book value due to the short maturity of these instruments. See Note (7) Fair Value Measurements for additional information.

(g) Revenue Recognition

The Company recognizes revenue from software licenses in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9, and related interpretations to determine the recognition of revenue. Accordingly, revenue for software licenses is recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable and the software is delivered and collection of the resulting receivable is deemed probable. Software delivered to a customer on a trial basis is not recognized as revenue until a permanent key code is delivered to the customer. Reseller customers typically send the Company a purchase order when they have an end user identified. When a customer licenses software together with the purchase of maintenance, the Company allocates a portion of the fee to maintenance for its fair value. Software maintenance fees are deferred and recognized as revenue ratably over the term of the contract. The long-term portion of deferred revenue relates to maintenance contracts with terms in excess of one year. The cost of providing technical support is included in cost of maintenance, software service and other revenues. The Company provides an allowance for software product returns as a reduction of revenue, based upon historical experience and known or expected trends.

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

Index

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

For the three months ended June 30, 2009, the Company had three customers that together accounted for 52% of revenues and two customers that together accounted for 28% of the accounts receivable balance at June 30, 2009. For the three months ended June 30, 2008, the Company had two customers that together accounted for 33% of revenues and one customer that accounted for 10% of the accounts receivable balance at June 30, 2008.

(h)      Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). For the three months ended June 30, 2009 and 2008, depreciation expense was $1,160,399 and $1,102,073, respectively. For the six months ended June 30, 2009 and 2008, depreciation expense was $2,280,799 and $2,134,566, respectively.  Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

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

For the three months ended June 30, 2009 and 2008, amortization expense was $162,059 and $68,304, respectively. For the six months ended June 30, 2009 and 2008, amortization expense was $327,721and $132,473, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
Goodwill:	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$2,700,714	$2,685,775
Accumulated amortization	(1,637,801)	(1,310,080)
Net carrying amount	$1,062,913	$1,375,695

(j) Software Development Costs and Purchased Software Technology

In accordance with the provisions of SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight line basis over the products estimated life, typically three years or the ratio of current revenue of the related products to total current and anticipated future revenue of these products. During the first quarter of 2009, and in accordance with SFAS No. 86, the Company capitalized approximately $81,000 related to software development projects. The Company did not capitalize any software development costs during the three months ended June 30, 2009. During each of the three and six months ended June 30, 2009, the Company recorded $6,725 of amortization expense related to capitalized software costs.

Index

Purchased software technology net carrying value of $778,635 and $102,540, after accumulated amortization of $5,548,796 and $5,274,891, is included in “other assets” in the balance sheets as of June 30, 2009 and December 31, 2008, respectively. Amortization expense was $134,619 and $38,869 for the three months ended June 30, 2009 and 2008, respectively. Amortization expense was $273,905 and $77,738 for the six months ended June 30, 2009 and 2008, respectively. Amortization of purchased software technology is recorded at the greater of the straight line basis over the products estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

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

Index

The Company accounts for stock option grants and grants of restricted shares of common stock to non-employees in accordance with SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which require that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

(n) Foreign Currency

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Gains and losses from the translation of foreign assets and liabilities from the functional currency of the Company’s subsidiaries into the U.S. dollar are classified as accumulated other comprehensive income (loss) in stockholders’ equity.  Gains and losses from foreign currency transactions are included in the condensed consolidated statements of operations within interest and other income (loss), net.

During the three months ended June 30, 2009 and 2008, foreign currency transactional  gain totaled approximately $129,000 and $18,000, respectively. During the six months ended June 30, 2009 and 2008, foreign currency transactional (loss) gain totaled approximately ($519,000) and $25,000, respectively. See Note (8) Derivative Financial Instruments for additional information.

(o) Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents. For the three months ended June 30, 2009 and 2008, potentially dilutive vested and unvested common stock equivalents excluded from the computation of diluted EPS included 11,878,248 and 9,175,754, respectively, of stock option awards, restricted stock awards and restricted stock unit awards outstanding, because they were anti-dilutive. For the six months ended June 30, 2009 and 2008, potentially dilutive vested and unvested common stock equivalents excluded from the computation of diluted EPS included 12,268,756 and 9,217,322, respectively, of stock option awards, restricted stock awards and restricted stock unit awards outstanding, because they were anti-dilutive.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computation:

Index

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$1,266,714	44,662,246	$0.03	$793,211	48,066,451	$0.02

Effect of dilutive securities:
Stock options and restricted stock		1,223,975			2,183,373

Diluted EPS	$1,266,714	45,886,221	$0.03	$793,211	50,249,824	$0.02

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$415,753	44,817,599	$0.01	$2,126,968	48,828,229	$0.04

Effect of dilutive securities:
Stock options and restricted stock		833,467			2,141,805

Diluted EPS	$415,753	45,651,066	$0.01	$2,126,968	50,970,034	$0.04

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

The Company’s comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income	$1,266,714	$793,211	$415,753	$2,126,968

Other comprehensive income (loss):
Foreign currency translation
(loss) gain adjustments	(21,868)	(142,933)	(489,858)	162,062

Unrealized gain (loss) on
marketable securities, net of tax	129,478	(92,042)	54,063	(154,509)

Minimum pension adjustments	2,654	836	2,721	4,913

Other comprehensive income (loss)	110,264	(234,139)	(433,074)	12,466

Comprehensive income (loss)	$1,376,978	$559,072	$(17,321)	$2,139,434

(q)  Investments

As of June 30, 2009 and December 31, 2008, the Company maintained certain cost-method investments aggregating $1,031,033 respectively, which are included in “Other assets” in the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2009 and 2008, the Company did not recognize any impairment charges related to any of its cost-method investments.

Index

 (r) New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the “FASB Accounting Standards CodificationTM” (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168, the Codification, will supersede all non-SEC accounting and reporting standards. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will have no impact on the Company’s consolidated financial statements, rather financial statement disclosures that refer to GAAP will provide references to the Codification rather than FASB Statements, FASB Staff Positions, Emerging Issues Task Force Abstracts, or other sources of GAAP that existed prior to the adoption of SFAS No. 168.

 In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities for determining whether an entity is a variable interest entity (“VIE”) and requires a company to perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a VIE. Under SFAS No. 167, determining whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 14). SFAS No. 166 seeks to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. Specifically, SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for annual reporting periods beginning after November 15, 2009. The adoption of SFAS No. 166 is not anticipated to have any impact on the Company’s consolidated financial statements.

 In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS No. 165 was adopted during the quarter ending June 30, 2009 and did not have a any  impact on the Company’s consolidated financial position.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP No. 157-4). FSP No. 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP No. 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP No. 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP No. 157-4 was adopted during the quarter ending June 30, 2009. The adoption of FSP No. 157-4 did not have a material impact on the Company’s consolidated financial statements.

Index

 In April 2009, the FASB issued FSP SFAS No. 115-2 and FSP SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (FSP No. 115-2/124-2). FSP No. 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP No. 115-2/124-2, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP No. 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the decline in the fair value of the investment will be recorded in other comprehensive income. FSP No. 115-2/124-2 was adopted during the quarter ending June 30, 2009. The adoption of FSP No. 115-2/124-2 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSP No. 107-1/APB No. 28-1). FSP No. 107-1/APB No. 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP No. 107-1/APB No. 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP No. 107-1/APB No. 28-1 was adopted during the quarter ending June 30, 2009. The adoption of FSP No. 107-1/APB No. 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. SFAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other generally accepted accounting principles (“GAAP”). SFAS No. 142-3 became effective for intangible assets acquired beginning January 1, 2009. Accordingly, the impact on the Company is limited to the extent of any acquisitions subsequent to January 1, 2009.

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

(2) Share-Based Payment Arrangements

On May 1, 2000, the Company adopted the FalconStor Software, Inc., 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan is administered by the Board of Directors and, as amended, provides for the grant of options to purchase up to 14,162,296 shares of Company common stock to employees, consultants and non-employee directors. Options may be incentive (“ISO”) or non-qualified. ISOs granted must have exercise prices at least equal to the fair value of the common stock on the date of grant, and have terms not greater than ten years, except those to an employee who owns stock with greater than 10% of the voting power of all classes of stock of the Company, in which case they must have an option price at least 110% of the fair value of the stock, and expire no later than five years from the date of grant. Non-qualified options granted must have exercise prices not less than eighty percent of the fair value of the common stock on the date of grant, and have terms not greater than ten years. All options granted under the 2000 Plan must be granted before May 1, 2010. As of June 30, 2009, there were 265,340 shares available for grant under the 2000 Plan.

Index

On May 14, 2004, the Company adopted the FalconStor Software, Inc., 2004 Outside Directors Stock Option Plan (the “2004 Plan”). The 2004 Plan is administered by the Board of Directors and provides for the granting of options to non-employee directors of the Company to purchase up to 300,000 shares of Company common stock. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. All options granted under the 2004 Plan must be granted within three years of the adoption of the 2004 Plan. As of June 30, 2009, options to purchase 250,000 shares remain outstanding from the 2004 Plan and no additional options are available for grant under the 2004 Plan.

On May 17, 2006, the Company adopted the FalconStor Software, Inc., 2006 Incentive Stock Plan (the “2006 Plan”).  The 2006 Plan was amended on May 8, 2007 and on May 8, 2008. The 2006 Plan is administered by the Board of Directors and provides for the grant of incentive and nonqualified stock options, shares of restricted stock, and restricted stock units to employees, officers, consultants and advisors of the Company.  The number of shares available for grant or issuance under the 2006 Plan, as amended, is determined as follows:  If, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2006 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2009, the total number of outstanding shares of the Company’s common stock totaled 44,680,318. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 2,080,367 shares to 2,234,016 shares available for issuance as of July 1, 2009. As of June 30, 2009, there were 153,649 shares available for grant under the 2006 Plan. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of not greater than ten years. All options, shares of restricted stock, and restricted stock units granted under the 2006 Plan must be granted within ten years of the adoption of the 2006 Plan.

On May 8, 2007, the Company adopted the FalconStor Software, Inc. 2007 Outside Directors Equity Compensation Plan (the “2007 Plan”). The 2007 Plan was amended on May 8, 2008. The 2007 Plan is administered by the Board of Directors and provides for the issuance of up to 300,000 shares of Company common stock upon the vesting of options or upon the grant of shares with such restrictions as determined by the Board of Directors to the non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. Shares of restricted stock have the terms and conditions set by the Board of Directors and are forfeitable until the terms of the grant have been satisfied. As of June 30, 2009, there were 135,000 shares available for grant under the 2007 Plan.

Index

The following table summarizes stock option activity during the six months ended June 30, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Options Outstanding at December 31, 2008	9,675,145	$6.41

Granted	2,062,500	$2.32
Exercised	(15,543)	$0.35
Canceled	(38,249)	$7.27
Forfeited	(53,605)	$7.52

Options Outstanding at March 31, 2009	11,630,248	$5.68	6.65	$2,212,329

Granted	249,700	$3.83
Exercised	(3,628)	$0.35
Canceled	(67,907)	$8.18
Forfeited	(58,132)	$7.28

Options Outstanding at June 30, 2009	11,750,281	$5.62	6.46	$11,872,482

Options Exercisable at June 30, 2009	6,815,340	$6.00	4.47	$4,736,840

Stock option exercises are fulfilled with new shares of common stock.  The total cash received from stock option exercises for the three months ended June 30, 2009 and 2008 was $1,256 and $779,720, respectively. The total cash received from stock option exercises for the six months ended June 30, 2009 and 2008 was $6,640 and $779,720, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2009 and 2008 was $12,639 and $1,905,425 respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2008 was $43,782 and $1,905,425, respectively.

Index

The Company recognized share-based compensation expense for awards issued under the Company’s stock option plans in the following line items in the condensed consolidated statements of operations:

	Three months ended June 30,
	2009	2008
Cost of maintenance, software services and other revenue	$393,475	$393,111
Software development costs	809,015	907,994
Selling and marketing	803,154	1,037,779
General and administrative	309,999	294,817

	$2,315,643	$2,633,701

	Six months ended June 30,
	2009	2008
Cost of maintenance, software services and other revenue	$752,154	$673,709
Software development costs	1,481,762	1,757,591
Selling and marketing	1,693,472	2,032,729
General and administrative	543,368	509,318

	$4,470,756	$4,973,347

The Company began issuing restricted stock in 2006 and restricted stock units in 2008. The fair value of the restricted stock awards / restricted stock units are expensed at either the fair value per share at date of grant (outside director, officers and employees), or at the fair value per share as of each reporting period (non-employee consultants).

During the three months ended June 30, 2009, the Company granted a total of 93,800 shares of restricted stock at various times to certain officers, employees and/or non-employee consultants. The restricted stock awards are being expensed at their fair value per share which ranges from $2.55 to $3.87 per share. During the three months ended June 30, 2008, a total of 78,500 shares of restricted stock and 40,750 restricted stock units were granted at various times to certain officers, employees and non-employee consultants. The restricted stock award grants and restricted stock units are being expensed at the then fair value per share which ranged from $7.08 to $8.30 per share.

During the six months ended June 30, 2009, the Company granted a total of 901,580 shares of restricted stock and 43,162 restricted stock units at various times to certain officers, employees and/or non-employee consultants. The restricted stock awards and restricted stock units are being expensed at their fair value per share which ranges from $2.25 to $3.87 per share. During the six months ended June 30, 2008, a total of 460,500 shares of restricted stock and 40,750 restricted stock units were granted at various times to certain officers, employees and non-employee consultants. The restricted stock award grants and restricted stock units are being expensed at the then fair value per share which ranged from $4.75 to $9.29 per share.

As of June 30, 2009, an aggregate of 2,041,580 shares of restricted stock have been issued, of which, 388,050 have vested and 390,500 have been canceled. As of June 30, 2008, an aggregate of 1,058,500 shares of restricted stock had been issued, of which, 119,695 had vested and 25,000 had been canceled.

As of June 30, 2009, an aggregate of 88,912 restricted stock units have been issued, of which none had vested or been forfeited. As of June 30, 2008, an aggregate of 40,750 restricted stock units had been issued, of which none had vested or been forfeited.

Index

The following table summarizes restricted stock activity during the six months ended June 30, 2009:

Number of Restricted Stock Awards / Units

Non-Vested at December 31, 2008	488,840

Granted	850,942
Vested	(35,475)
Canceled	-

Non-Vested at March 31, 2009	1,304,307

Granted	93,800
Vested	(46,165)
Canceled	-

Non-Vested at June 30, 2009	1,351,942

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the three months ended June 30, 2009 and 2008 was $162,694 and $244,557 respectively. The total intrinsic value of restricted stock for which the restrictions lapsed during the six months ended June 30, 2009 and 2008 was $247,642 and $364,455 respectively.

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

Options granted to non-employee consultants have exercise prices equal to the fair market value of the stock on the date of grant and a contractual term of ten years. Restricted stock awards granted to non-employee consultants have a contractual term equal to the lapse of restriction(s) of each specific award. The fair values of the share-based awards are being expensed at their fair value per share, which was $4.75 and $7.08 at June 30, 2009 and 2008, respectively. Vesting periods for share-based awards granted to non-employee consultants range from one month to three years depending on service requirements. During the three and six months ended June 30, 2009, the Company recognized expenses of $138,869 and $197,268, respectively, related to share-based awards granted to non-employee consultants. During the three and six months ended June 30, 2008, the Company recognized expenses of $105,958 and $198,362, respectively, related to share-based awards granted to non-employee consultants. All of these recognized expenses are included in the Company’s total share-based compensation expense for each respective period.

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

Index

As of June 30, 2009, there was approximately $12,538,081 of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s stock plans.

(3) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three and six months ended June 30, 2009 and 2008, and the location of long-lived assets as of June 30, 2009 and December 31, 2008, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
United States	$15,912,748	$13,204,111	$26,796,300	$28,085,853
Asia	3,072,326	3,241,326	8,132,171	5,915,773
Other international	5,483,546	5,781,509	10,561,234	10,031,980

Total revenues	$24,468,620	$22,226,946	$45,489,705	$44,033,606

	June 30,	December 31,
	2009	2008

Long-lived assets:
United States	$21,535,763	$20,682,794
Asia	1,684,419	1,869,963
Other international	704,144	386,981

Total long-lived assets	$23,924,326	$22,939,738

(4) Stock Repurchase Program

From October 2001 through February 2009 the Company’s Board of Directors authorized the repurchase of up to 14 million shares of the Company’s outstanding common stock in the aggregate. The repurchases may be made from time to time in open market transactions in such amounts as determined at the discretion of the Company’s management. The terms of the stock repurchases will be determined by management based on market conditions.

During the three months ended June 30, 2009, the Company did not repurchase any of its common stock. During the three months ended June 30, 2008, the Company repurchased 800,000 shares of its common stock in open market purchases for a total cost of $6,871,532. During the six months ended June 30, 2009, the Company repurchased 566,885 shares of its common stock in open market purchases for a total cost of $1,526,124. During the six months ended June 30, 2008, the Company repurchased 2,560,000 shares of its common stock in open market purchases for a total cost of $21,348,409. Since October 2001, the Company has repurchased a total of 7,390,935 shares of its common stock at an aggregate purchase price of $44,454,452. As of June 30, 2009, the Company had the ability to repurchase an additional 6,609,065 shares of our common stock based upon our judgment and market conditions.

Index

(5) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in February 2012. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2009 through 2012. The following is a schedule of future minimum lease payments for all operating leases as of June 30, 2009:

2009	1,328,088
2010	2,104,775
2011	1,640,644
2012	337,409
$5,410,916

The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results.

On December 31, 2007, the Company entered into an Employment Agreement (“Employment Agreement”) with ReiJane Huai. Pursuant to the Employment Agreement, the Company agreed to continue to employ Mr. Huai as President and Chief Executive Officer of the Company effective January 1, 2008 through December 31, 2010, at annual salaries of $310,000, $341,000 and $375,100 for calendar years 2008, 2009 and 2010, respectively. The Employment Agreement also provides for the potential payment of annual bonuses to Mr. Huai, in the form of shares of the Company’s restricted stock, based on the Company’s operating income (or “bonus targets” as defined in the Employment Agreement) and for certain other contingent benefits set forth in the Employment Agreement. Pursuant to the Employment Agreement, the 2009 annual bonus of restricted stock due to Mr. Huai shall be issued within seventy-five (75) days of the end of fiscal 2009, assuming the bonus targets are achieved. The restricted stock is subject to a three-year vesting period commencing from the date of grant. During the three and six months ended June 30, 2009, and in accordance SFAS No. 123(R), the Company recognized approximately $53,000 and $102,000, respectively, of share-based compensation expense, which was classified as a liability award, as the service date precedes the grant date, within the Company’s condensed consolidated balance sheets, based upon the Company’s projected bonus award due to Mr. Huai for 2009.

 (6) Income Taxes

The Company’s provision for income taxes consists of U.S., state and local, and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The Company’s 2009 annual effective tax rate is estimated to be approximately 31% (excluding the impact of the discrete benefit related to the Company’s research and development tax credits, see below) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the six months ended June 30, 2009, the Company recorded an income tax benefit of $1,202,205 on its pre-tax book loss of $786,452. The income tax benefit included a discrete item of $927,195 primarily related to previously unrecognized benefits in connection with the Company’s research and development tax credits. During the three months ended June 30, 2009, the Company finalized its analysis and related documentation with respect to its research and development activities and recognize an additional $927,195 of research and development tax credits based on this additional analysis and applying the principles of FIN 48. The qualifying research and development credits range from activities from fiscal years 2003 through 2008. For the six months ended June 30, 2008, the Company recorded a provision for income taxes of $1,376,527, which consisted of U.S., state and local and foreign taxes and included a discrete item associated with the disqualifying disposition of incentive stock options of $47,621.

Index

The Company’s total unrecognized tax benefits as of June 30, 2009 and 2008 were approximately $4.5 and $4.4 million, respectively, which if recognized, would affect the Company’s effective tax rate. As of June 30, 2009 and 2008, the Company had recorded an aggregate of $73,122 and $47,688, respectively, of accrued interest and penalties.

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

 Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). In accordance with SFAS No. 157, these two types of inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at June 30, 2009 and December 31, 2008 totaled $9.0 million and $15.1 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category at June 30, 2009 includes commercial paper totaling $2.1 million, and government securities and corporate debt securities totaling $19.5 million. The Level 2 category at December 31, 2008 included commercial paper totaling $0.8 million, and government securities and corporate debt securities totaling $19.3 million, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes auction rate securities, which at June 30, 2009 and December 31, 2008 totaled $1.2 million and $1.2 million, respectively, which are included within long-term marketable securities in the consolidated balance sheets.

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

Index

As of June 30, 2009 and December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. However, due to events in the U.S. credit markets, the auction events for these securities held by the Company failed commencing in the first quarter of 2008, and continued to fail throughout 2008 and into 2009. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis and other type of valuation model as of June 30, 2009 and December 31, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

 As of June 30, 2009 and December 31, 2008, the Company’s auction rate securities totaled $1,500,000 (at par value) and are collateralized by student loan portfolios, which are almost fully guaranteed by the United States Government. Because there is no assurance that auctions for these securities will be successful in the near term, the Company classified the fair value of the auction rate securities as Level 3 long-term investments for the periods ending June 30, 2009 and December 31, 2008, respectively.  During the first quarter of 2009, the Company recorded $40,000 in other-than-temporary impairments on its auction rate securities. As of June 30, 2009, the Company had recorded $40,000 cumulatively in other-than-temporary impairments to date and a cumulative loss of $301,284 to date in accumulated other comprehensive loss. As of December 31, 2008, the total losses related to the Company’s auction rate securities recorded in accumulated other comprehensive loss totaled $333,055. During the first quarter of 2009, the valuation models used to determine the fair value of these auction rate securities, as described above, indicated that two of the three investments recovered a portion of their decline in fair value as compared with the valuation models at December 31, 2008. However, one of the three investments experienced a further decline in fair value as compared with the fair value at December 31, 2008. The Company determined that the decline in the fair value of this particular investment was primarily due to the downgrade in the credit rating of certain underlying subordinate securities within the auction rate security. As a result, the Company determined a portion of the overall decline in fair value of the auction rate security to be other-than-temporary due to the creditworthiness of the underlying securities. Accordingly, any future fluctuation in the fair value related to any of the auction rate securities that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss, net of tax. Finally, with the exception of the creditworthiness of one of its auction rate securities, the Company believes that the remaining temporary declines in fair value are primarily due to liquidity concerns and not to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at June 30, 2009, consistent with the fair value hierarchy provisions of SFAS No. 157, as amended:

Index

		Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable (Level 3)

Cash equivalents:
Money market funds	$9,026,065	$9,026,065	$-	$-
Commercial paper	699,720	-	699,720	-

Marketable securities:
Corporate debt and government securities	19,464,000	-	19,464,000	-
Commercial paper	1,398,530	-	1,398,530	-
Auction rate securities	1,158,716	-	-	1,158,716

Total assets measured at fair value	$31,747,031	$9,026,065	$21,562,250	$1,158,716

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2008, consistent with the fair value hierarchy provisions of SFAS No. 157, as amended:

		Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents:
Money market funds	$15,088,465	$15,088,465	$-	$-
Commercial paper	799,920	-	799,920	-

Marketable securities:
Corporate debt and government securities	19,279,010	-	19,279,010	-
Auction rate securities	1,166,945	-	-	1,166,945

Total assets measured at fair value	$36,334,340	$15,088,465	$20,078,930	$1,166,945

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis and other type of valuation model during the first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 on January 1, 2008. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 as of January 1st through June 30th of each of the respective year:

Index

	Fair Value Measurements Using Significant Unobservable Inputs
	(Level 3)

	Auction Rate Securities

	June 30, 2009	June 30, 2008
Beginning Balance	$1,166,945	$-
Transfers to Level 3	-	1,500,000
Total unrealized gains (losses) in accumulated
other comprehensive loss	31,771	(110,854)
Total realized losses in other income	(40,000)	-
Ending Balance	$1,158,716	$1,389,146

(8) Derivative Financial Instruments

The Company commenced the use of financial instruments during the three months ended June 30, 2009, such as foreign currency forward contracts, as economic hedges to reduce exchange rate risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (i.e., receivables and payables).  The purpose of the Corporation’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets based upon quoted market prices for comparable instruments.  The Company’s derivative instruments do  not meet the criteria for hedge accounting within SFAS No. 133. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the unaudited condensed consolidated statements of operations within “interest and other income (loss), net” in the period in which they occur. The Company does not use derivative financial instruments for trading or speculative purposes.

As of June 30, 2009, the Company had no foreign currency forward contracts outstanding. During the three months ended June 30, 2009, the Company recorded approximately $0.3 million of losses related to its foreign currency forward contracts. The Company did not utilize foreign currency forward contracts or any other derivative financial instruments during the three and six months ended June 30, 2008.

(9) Acquisitions

On July 1, 2008, the Company acquired certain assets of World Venture Limited (“World Venture”), a network storage software business based in Hong Kong, at an aggregate purchase price of $1.7 million including transaction costs. The Company accounted for the acquisition under the purchase method of accounting and the assets acquired have been included in our condensed consolidated financial statements at fair value, including acquired intangible assets with estimated useful lives of three years. The excess of the purchase price over the fair value of the net assets acquired was classified as goodwill on the Company’s consolidated balance sheets.

The following table summarizes the allocation of the purchase price of World Venture on July 1, 2008. The Company obtained a valuation of certain acquired tangible and intangible assets and has finalized the allocations below to reflect such valuations. In addition, net assets acquired have been finalized to reflect all adjustments identified during the year of acquisition.

Index

Value at
July 1, 2008

Purchase price, including transaction costs	$1,716,000
Net assets acquired	(23,000)
Intellectual property (estimated useful life, 3 years)	(467,000)
Customer contracts (estimated useful life, 3 years)	(589,000)

Goodwill, including transaction costs (indefinite lived)	$637,000

 The Company’s identifiable intangible assets, customer contracts and intellectual property, have a weighted average useful life of three years. During the three months ended June 30, 2009, the Company recorded amortization expense of $38,933 and $49,050 related to intellectual property and customer contracts, respectively. For the six months ended June 30, 2009, the Company recorded amortization expense of $77,867 and $98,100 related to intellectual property and customer contracts, respectively. Total accumulated amortization expense recorded as of June 30, 2009 related to intellectual property and customer contracts totaled $155,733 and $196,200, respectively. Goodwill is not amortized for book or tax purposes.

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

OVERVIEW

Even in the weak economic climate, our revenue for the second quarter of 2009 grew on both a year-over-year and a quarter-over-quarter basis. Because overall economic conditions have deteriorated since the second quarter of 2008, we are pleased with the year-over-year growth.

Revenues for the second quarter of 2009 increased 10% to $24.5 million compared with revenues of $22.2 million in the second quarter of 2008. Revenues for the second quarter of 2009 increased 16% compared with revenues of $21.0 million in the first quarter of 2009. Our income tax provision for the second quarter of 2009 included a discrete benefit of $0.9 million related to research and development tax credits.

Revenues from our OEM customers increased 3% to $9.4 million for the quarter from the second quarter of 2008. EMC Corporation accounted for 14% of our revenues in the quarter, compared with 18% for the second quarter of 2008. We continue to anticipate that EMC will account for 10% or more of our revenues for the full year 2009. Based on EMC’s public statements, we expect that EMC’s recent acquisition of Data Domain, Inc., will result in an increase in sales by EMC of their DL 4000 system, which includes our software. The timing and the amount of this anticipated increase, however, is not yet known.

Sun Microsystems accounted for 17% of our revenues in the quarter, compared with 15% for the second quarter of 2008. We continue to anticipate that Sun will account for 10% or more of our revenues for the full year 2009. However, the expected merger of Sun into Oracle Systems makes it more difficult to predict the revenues we will receive from Sun. Oracle has indicated that it intends to continue the Sun product lines.  Nevertheless, we expect that uncertainty regarding the future of Sun’s products, and further cuts to Sun’s sales force, could have a short-term negative effect on the amount of revenues we receive from Sun.

During the quarter, JPMorgan Chase licensed additional software to expand the scope of their use of our software under the enterprise software license agreement they signed with us in the first quarter of 2008. JPMC accounted for 21% of our revenues in the second quarter. This is the largest enterprise license that we have entered into to date.  We do not anticipate that JPMorgan Chase will account for at least 10% of our revenue  for the full year 2009.

Net income increased on a year-over-year basis. We had net income of $1.3 million for the three months ended June 30, 2009, compared with $0.8 million for the second quarter of 2008. This positive result includes $2.3 million of stock-based compensation expense related to SFAS No. 123(R) for the quarter.  For the second quarter of 2008, stock-based compensation expense totaled $2.6 million.

Deferred revenue at June 30, 2009 increased less than 1%, compared with the balance at June 30, 2008, and decreased 3% when compared to the balance at March 31, 2009. While we are not pleased with a decrease in deferred revenue,  we believe that the decrease was attributable to general economic conditions, rather than to any issues with our products or our customer support. Our end users typically purchase one to three years worth of maintenance and support when they initially license our products or when they renew expiring maintenance and support agreements. During 2009, we have had fewer end users purchasing maintenance and support contracts for periods longer than twelve months. From discussions with our customers, we believe that end users are less willing to make multi-year commitments than they had been when the economic outlook was more robust.

Index

Operating expenses increased by $2.7 million, or 13%, compared with the second quarter of 2008. Operating expenses include $2.3 million in stock-based compensation expense for the second quarter of 2009, and $2.6 million in stock-based compensation expense for the second quarter of 2008. We will continue to monitor expenses carefully, but we do not manage the Company on a quarter to quarter basis and we will continue to invest in the long-term success of the Company.

Our gross margins remained consistent at 84% on a year over year basis, and increased from 82% for the first quarter of 2009.

At June 30, 2009, we had 533 employees compared with 462 employees at June 30, 2008. We plan to continue adding research and development and sales and support personnel, both in the United States and worldwide, as necessary. We also plan to continue investing in infrastructure, including both equipment and property.

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

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2009 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2008.

Revenues for the three months ended June 30, 2009 increased 10% to $24.5 million compared with $22.2 million for the three months ended June 30, 2008. Our operating expenses increased 13% from $21.5 million for the three months ended June 30, 2008 to $24.2 million for the three months ended June 30, 2009. Included in our operating expenses for the three months ended June 30, 2009 and 2008 was $2.3 million and $2.6 million, respectively, of share-based compensation expense in accordance with SFAS No. 123(R). Net income for the three months ended June 30, 2009 was $1.3 million compared with net income of $0.8 million for the three months ended June 30, 2008. Included in our net income for the three months ended June 30, 2009 was an income tax benefit of $0.8 million compared with an income tax provision of $0.4 million for the three months ended June 30, 2008. The $0.8 million income tax benefit was primarily attributable to a discrete benefit of $0.9 million related to research and development credits we recognized during the three months ended June 30, 2009. The growth in revenues was due to increases in our software license revenue and maintenance revenues. These increases in revenues were primarily driven by increases in (i) software licenses for our network storage solution software from our installed customer base, primarily from existing enterprise customers and (ii) maintenance revenue from new and existing customers. However, these increases were limited due to the continued difficult economic conditions, which commenced during 2008, as a result of the disruptions in the global financial markets. As a result of the current macroeconomic environment, we continue to experience slowed revenue growth, particularly in software license revenues, due to a downturn in information technology spending, and we expect this trend to continue throughout the remainder of 2009.  Revenue contribution from our OEM partners increased in absolute dollars for the three months ended June 30, 2009 as compared with the same period in 2008. Revenue from non-OEM partners increased in both absolute dollars and as a percentage of total revenue for the three months ended June 30, 2009 compared with the same period in 2008. Expenses increased in all aspects of our business as we continue to invest in our future by increasing headcount both domestically and internationally. To support our growth, we increased our worldwide headcount to 533 employees as of June 30, 2009, as compared with 462 employees as of June 30, 2008. Although our continued investments in the future through additional headcounts may impact our operating profits and margins, we believe these investments are in line with our long-term outlook. Finally, we continue to invest in our infrastructure by increasing our capital expenditures, particularly with purchases of equipment for support of our existing and future product offerings.

Index

Revenues

	Three months ended June 30,
	2009	2008
Revenues:
Software license revenue	$17,081,060	$15,018,364
Maintenance revenue	6,264,992	5,521,881
Software services and other revenue	1,122,568	1,686,701

Total Revenues	$24,468,620	$22,226,946

Year-over-year percentage growth
Software license revenue	14%	25%
Maintenance revenue	13%	22%
Software services and other revenue	-33%	37%

Total percentage growth	10%	25%

Software license revenue

Software license revenue is comprised of software licenses sold through our OEMs, through (i) value-added resellers, and (ii) distributors, and/or (iii) directly to end-users (collectively “non-OEMs”). These revenues are recognized when, among other requirements, we receive a customer purchase order or a royalty report summarizing software licenses sold and the software and permanent key codes are delivered to the customer.

Software license revenue increased 14% from $15.0 million for the three months ended June 30, 2008 to $17.1 million for the three months ended June 30, 2009. Software license revenue represented 70% of our total revenues for the three months ended June 30, 2009 and 68% of our total revenues for the same period in 2008. Over the past several years, we have experienced a broader market acceptance of our software applications, and the number of new product offerings and increased demand for our products were the major contributors for our increase in both our customer base as well as the number of software solutions our installed customer base purchased. During the three months ended June 30, 2009, we experienced an increase in software license revenues which was primarily driven by existing enterprise customers. However, our overall software license revenues continued to be impacted by the downturn in information technology spending as a result of the current macroeconomic environment, which commenced during the second half of 2008, and continues into 2009.  Overall, during the three months ended June 30, 2009, gross software license revenue from our OEM partners increased 4%, while gross software license revenues from our non-OEM partners increased 33% when compared with the same period in 2008.

Maintenance revenue

Maintenance revenue is comprised of software maintenance and technical support services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Maintenance revenues increased 13% from $5.5 million for the three months ended June 30, 2008 to $6.3 million for the three months ended June 30, 2009.

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

Index

Software services and other revenue

Software services and other revenues are comprised of professional services primarily related to the implementation of our software, engineering services, and sales of computer hardware. Professional services revenue is recognized in the period that the related services are performed. Revenue from engineering services is primarily related to customizing software product masters for some of our OEM partners. Revenue from engineering services is recognized in the period in which the services are completed. We have transactions in which we purchase hardware and bundled this hardware with our software and sell this bundled solution to our customer base. Our software is not essential to the functionality of the bundled hardware. The amount of revenue allocated to the software and hardware bundle is recognized as revenue in the period delivered provided all other revenue recognition criteria have been met. We further separate the software sales revenue from the hardware revenue for purposes of classification in the unaudited condensed consolidated statements of operations in a systematic and rational manner based on their deemed relative fair values. Software services and other revenue decreased 33% from $1.7 million for the three months ended June 30, 2008 to $1.1 million for the three months ended June 30, 2009.

The decrease in software services and other revenue was primarily due to decreases in both (i) computer hardware sales, which declined from $0.9 million for the three months ended June 30, 2008 to $0.5 million for the same period in 2009, and (ii) our professional services revenue, which declined from $0.8 million for the three months ended June 30, 2008 to $0.6 million for the same period in 2009. The professional services revenue will vary from period to period based upon (i) the number of software license contracts sold during the year, (ii) the number of our software license customers who elected to purchase professional services, and/or (iii) the number of professional services contracts that were completed during the year. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing our software licenses. We expect the hardware revenue will continue to vary from period to period based upon the number of customers who wish to have us bundle hardware with our software for one complete solution.

Cost of Revenues

	Three months ended June 30,
	2009	2008
Total Revenues:	$24,468,620	$22,226,946

Cost of maintenance, software services
and other revenue	$3,954,867	$3,585,404
Gross Profit	$20,513,753	$18,641,542

Gross Margin	84%	84%

Cost of maintenance, software services and other revenue

Cost of maintenance, software services and other revenues consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, amortization of purchased and capitalized software and share-based compensation expense associated with SFAS No. 123(R). Cost of maintenance, software services and other revenues also includes the cost of hardware purchased that was resold. Cost of maintenance, software services and other revenues for the three months ended June 30, 2009 increased by 10% to $4.0 million compared with $3.6 million for the same period in 2008. The increase in cost of maintenance, software services and other revenue for the three months ended June 30, 2009 as compared with the same period in 2008 was primarily due to (i) the increase in personnel and related costs, and (ii) the increase in amortization related to purchased and capitalized software, specifically related to the acquisition of World Venture Limited on July 1, 2008 (see Note (9) Acquisitions to our unaudited condensed consolidated financial statements for additional information.) As a result of our increased sales from maintenance and support contracts, we continued to hire additional employees to provide technical support services. Our cost of maintenance, software services and other revenue will continue to grow in absolute dollars as our revenues from these services also increase.

Index

Gross profit increased $1.9 million from $18.6 million for the three months ended June 30, 2008 to $20.5 million for the three months ended June 30, 2009. Gross margins remained consistent at 84% for both the three months ended June 30, 2009 and 2008, respectively. The increase in our gross profit for the three months ended June 30, 2009, compared with the same period in 2008, was primarily due to the 10% increase in our revenues, which was offset by our continued investments in the future through increasing our headcount. Generally, our gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales. Share-based compensation expense included in the cost of maintenance, software services and other revenue remained consistent in absolute dollars at $0.4 million for both the three months ended June 30, 2009 and June 30, 2008. Share-based compensation expense was equal to 2% of revenue for both the three months ended June 30, 2009 and June 30, 2008, respectively.

Software Development Costs

Software development costs consist primarily of personnel costs for product development personnel, share-based compensation expense associated with SFAS No. 123(R), and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Software development costs increased 8% to $6.7 million for the three months ended June 30, 2009 from $6.2 million in the same period in 2008. The major contributing factors to the increase in software development costs were higher salary and personnel related costs as a result of increased headcount to enhance and to test our core network storage software product and the development of new innovative products, features and options. Share-based compensation expense included in software development costs decreased in absolute dollars to $0.8 million from $0.9 million for the three months ended June 30, 2009 and June 30, 2008, respectively. Share-based compensation expense included in software development costs was equal to 3% and 4% of revenue for the three months ended June 30, 2009 and June 30, 2008, respectively. We intend to continue recruiting and hiring product development personnel to support our software development process.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense associated with SFAS No. 123(R), travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased 16% to $11.1 million for the three months ended June 30, 2009 from $9.6 million for the same period in 2008. The increase in selling and marketing expenses was primarily due to (i) higher commissions paid as a result of our 10% increase in revenue, (ii) higher salary and personnel related costs as a result of increased sales and marketing headcount, and (iii) higher advertising and marketing related expenses as a result of our new product offerings/enhancements, ongoing product branding and related advertising and marketing of such initiatives. Share-based compensation expense included in selling and marketing decreased in absolute dollars to $0.8 million from $1.0 million for the three months ended June 30, 2009 and June 30, 2008, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 3% and 5% of revenue for the three months ended June 30, 2009 and June 30, 2008, respectively. In addition, we continued to hire new sales and sales support personnel and to expand our worldwide presence to accommodate our anticipated future revenue growth. We anticipate that as we continue to grow sales, our sales and marketing expenses will continue to increase in support of such sales growth.

Index

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense associated with SFAS No. 123(R), public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased 14% to $2.4 million for the three months ended June 30, 2009 from $2.1 million for the same period in 2008. The overall increase within general and administrative expenses related to increases in various administrative costs including (i) personnel related costs, (ii) professional fees relating to tax planning projects and (iii) general corporate insurances. Share-based compensation expense included in general and administrative remained consistent in absolute dollars at $0.3 million for the three months ended June 30, 2009 and June 30, 2008. Share-based compensation expense included in general and administrative expenses was equal to 1% of revenue for the three months ended June 30, 2009 and June 30, 2008, respectively. Additionally, as we continue to increase our headcount as part of our investment in the Company’s future infrastructure, our overall general corporate overhead costs have generally increased and are likely to continue to increase.

Interest and Other Income

   We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of June 30, 2009, our cash, cash equivalents, and marketable securities totaled $38.1 million, compared with $53.7 million as of June 30, 2008. Interest and other income decreased $0.2 million to $0.2 million for the three months ended June 30, 2009, compared with $0.4 million for the same period in 2008. The decrease in interest and other income was primarily due to a decrease in our interest income. The decrease in interest income for the three months ended June 30, 2009 compared with the same period in 2008 was primarily related to (i) a decrease in our cash, cash equivalents and marketable securities balances as a result of our repurchase of 3.6 million shares of our common stock at a total cost of $14.1 million since July 1, 2008, and (ii) the continued suppressed interest rates on average cash balances invested during the three months ended June 30, 2009, as a result of the U.S. banking liquidity crisis and difficult macroeconomic environment, which began to materially impact the financial markets during the second half of 2008.

Income Taxes

Our provision for income taxes consists of U.S., state and local and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended June 30, 2009, we recorded an income tax benefit of $0.8 million as compared with an income tax provision of $0.4 million for the same period in 2008. The decline in the provision for income taxes was primarily attributable to a discrete benefit of $0.9 million as a result of our previously unrecognized tax benefits in connection with our completion of a research and development study we finalized during the three months ended June 30, 2009. In addition, our estimated full year effective tax rate decreased to 31% as of June 30, 2009 as compared with 39% as of June 30, 2008.

  As of January 1, 2008, we had approximately $5.1 million of federal net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards related to excess compensation deductions from previous year’s exercises of stock options. In 2008, we utilized all of our net loss carryforwards, the benefits of which were credited to additional-paid-in-capital. As of June 30, 2009 and December 31, 2008, our deferred tax assets, net of a deferred tax liabilities and valuation allowance, were $11.4 million and $10.0 million, respectively.

Index

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2009 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2008.

Revenues for the six months ended June 30, 2009 increased 3% to $45.5 million compared with $44.0 million for the six months ended June 30, 2008. Our operating expenses increased 11% from $41.5 million for the six months ended June 30, 2008 to $46.1 million for the six months ended June 30, 2009. Included in our operating expenses for the six months ended June 30, 2009 and 2008 was $4.5 million and $5.0 million, respectively, of share-based compensation expense in accordance with SFAS No. 123(R). Net income for the six months ended June 30, 2009 was $0.4 million compared with net income of $2.1 million for the six months ended June 30, 2008. Included in our net income for the six months ended June 30, 2009 was an income tax benefit of $1.2 million compared with an income tax provision of $1.4 million for the six months ended June 30, 2008. The $1.2 million income tax benefit was primarily attributable to a discrete benefit of $0.9 million related to research and development credits we recognized during the three months ended June 30, 2009. The growth in revenues was primarily due to increases in our maintenance revenues from our existing installed customer base as well as new customers. As a result of the current macroeconomic environment, we continue to experience slowed revenue growth, particularly in software license revenues, due to a downturn in information technology spending, and we expect this trend to continue throughout the remainder of 2009. Revenue contribution from our OEM partners decreased in both absolute dollars and as a percentage of total revenues for the six months ended June 30, 2009 as compared with the same period in 2008. Revenue from non-OEM partners increased in both absolute dollars and as a percentage of total revenue for the six months ended June 30, 2009 as compared with the same period in 2008. Expenses increased in all aspects of our business as we continue to invest in our future by increasing headcount both domestically and internationally. To support our growth, we increased our worldwide headcount to 533 employees as of June 30, 2009, as compared with 462 employees as of June 30, 2008. Although our continued investments in the future through additional headcounts may impact our operating profits and margins, we believe these investments are in line with our long-term outlook. Finally, we continue to invest in our infrastructure by increasing our capital expenditures, particularly with purchases of equipment for support of our existing and future product offerings.

Revenues

	Six months ended June 30,
	2009	2008
Revenues:
Software license revenue	$30,731,122	$30,337,283
Maintenance revenue	12,353,776	10,636,128
Software services and other revenue	2,404,807	3,060,195

Total Revenues	$45,489,705	$44,033,606

Year-over-year percentage growth
Software license revenue	1%	35%
Maintenance revenue	16%	20%
Software services and other revenue	-21%	9%

Total percentage growth	3%	29%

Software license revenue

Software license revenue increased 1% from $30.3 million for the six months ended June 30, 2008 to $30.7 million for the six months ended June 30, 2009. Software license revenue represented 68% of our total revenues for the six months ended June 30, 2009 and 69% of our total revenues for the same period in 2008. Over the past several years, we have experienced a broader market acceptance of our software applications and the number of new product offerings and increased demand for our products were the major contributors for our increase in both our customer base as well as the number of software solutions our installed customer base purchased. During the six months ended June 30, 2009, we experienced a slight increase in software license revenues which was primarily driven by our existing enterprise customers. However, our overall software license revenues continued to be impacted by the downturn in information technology spending as a result of the current macroeconomic environment, which commenced during the second half of 2008 and continues into 2009.  Overall, during the six months ended June 30, 2009, gross software license revenue from our OEM partners decreased 12%, while gross software license revenues from our non-OEM partners increased 10% when compared to the same period in 2008.

Index

Maintenance revenue

Maintenance revenues increased 16% from $10.6 million for the six months ended June 30, 2008 to $12.4 million for the six months ended June 30, 2009. The major factor behind the increase in maintenance revenue was an increase in the number of maintenance and technical support contracts we sold. As we are in business longer, and as we license more software to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. We expect our maintenance revenue to continue to increase primarily because (i) the majority of our new customers purchase maintenance and support contracts, and (ii) the majority of our growing existing customer base renewed their maintenance and support contracts after their initial contracts expired.

Software services and other revenue

During the six months ended June 30, 2009 and June 30, 2008, we had transactions in which we purchased hardware and bundled this hardware with our software and then sold this bundled solution to our customer base.  Software services and other revenue decreased 21% from $3.1 million for the six months ended June 30, 2008 to $2.4 million for the six months ended June 30, 2009.

The decrease in software services and other revenue was primarily due to decreases in computer hardware sales, which declined from $1.9 million for the six months ended June 30, 2008 to $1.0 million for the same period in 2009. These decreases were partially offset by increases in professional services revenues, which grew from $1.2 million for the six months ended June 30, 2008 to $1.4 million for the same period in 2009. The professional services revenue will vary from period to period based upon (i) the number of software license contracts sold during the year, (ii) the number of our software license customers who elected to purchase professional services, and/or (iii) the number of professional services contracts that were completed during the year. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing our software licenses. We expect the hardware revenue will continue to vary from period to period based upon the number of customers who wish to have us bundle hardware with our software for one complete solution.

Cost of Revenues

	Six months ended June 30,
	2009	2008
Total Revenues:	$45,489,705	$44,033,606

Cost of maintenance, software services
and other revenue	$7,760,910	$6,899,892
Gross Profit	$37,728,795	$37,133,714

Gross Margin	83%	84%

Index

Cost of maintenance, software services and other revenue

Cost of maintenance, software services and other revenues for the six months ended June 30, 2009 increased by 12% to $7.8 million compared with $6.9 million for the same period in 2008. The increase in cost of maintenance, software services and other revenue for the six months ended June 30, 2009 as compared with the same period in 2008 was primarily due to (i) the increase in personnel and related costs, and (ii) the increase in amortization related to purchased and capitalized software, specifically related to the acquisition of World Venture Limited on July 1, 2008 (see Note (9) Acquisitions to our unaudited condensed consolidated financial statements for additional information.) These increases were offset by decreases in hardware costs, as a result of the decline in hardware sales during the six months ended June 30, 2009, as compared to the same period in 2008. As a result of our increased sales from maintenance and support contracts, we continued to hire additional employees to provide technical support services. Our cost of maintenance, software services and other revenue will continue to grow in absolute dollars as our revenues from these services also increase.

Gross profit increased $0.6 million from $37.1 million for the six months ended June 30, 2008 to $37.7 million for the six months ended June 30, 2009. Gross margins decreased to 83% for the six months ended June 30, 2009 from 84% in the same period in 2008. The increase in our gross profit for the six months ended June 30, 2009, as compared with the same period in 2008, was primarily due to the 3% increase in our revenues, which was offset by our continued investments in the future through increasing our headcount which adversely impacted our gross margins. Generally, our gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales. Share-based compensation expense included in the cost of maintenance, software services and other revenue increased in absolute dollars to $0.8 million from $0.7 million for the six months ended June 30, 2009 and June 30, 2008, respectively. Share-based compensation expense was equal to 2% of revenue for both the six months ended June 30, 2009 and June 30, 2008.

Software Development Costs

Software development costs increased 8% to $13.1 million for the six months ended June 30, 2009 from $12.1 million in the same period in 2008. The major contributing factors to the increase in software development costs were higher salary and personnel related costs as a result of increased headcount to enhance and to test our core network storage software product and the development of new innovative products, features and options. Share-based compensation expense included in software development costs decreased in absolute dollars to $1.5 million from $1.8 million for the six months ended June 30, 2009 and June 30, 2008, respectively. Share-based compensation expense included in software development costs was equal to 3% and 4% of revenue for the six months ended June 30, 2009 and June 30, 2008, respectively. We intend to continue recruiting and hiring product development personnel to support our software development process.

Selling and Marketing

Selling and marketing expenses increased 11% to $20.6 million for the six months ended June 30, 2009 from $18.5 million for the same period in 2008. The increase in selling and marketing expenses was primarily due to (i) higher salary and personnel related costs as a result of increased sales and marketing headcount, (ii) higher advertising and marketing related expenses as a result of our new product offerings/enhancements, ongoing product branding and related advertising and marketing of such initiatives, and to a lesser extent (iii) higher commissions paid as a result of our 3% increase in revenue. Share-based compensation expense included in selling and marketing decreased in absolute dollars to $1.7 million from $2.0 million for the six months ended June 30, 2009 and June 30, 2008, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 4% and 5% of revenue for the six months ended June 30, 2009 and June 30, 2008, respectively. In addition, we continued to hire new sales and sales support personnel and to expand our worldwide presence to accommodate our anticipated future revenue growth. We anticipate that as we continue to grow sales, our sales and marketing expenses will continue to increase in support of such sales growth.

Index

General and Administrative

 General and administrative expenses increased 16% to $4.6 million for the six months ended June 30, 2009 from $4.0 million for the same period in 2008. The overall increase within general and administrative expenses related to increases in various administrative costs including (i) personnel related costs, (ii) professional fees relating to tax planning projects and (iii) general corporate insurances. Share-based compensation expense included in general and administrative remained consistent in absolute dollars at $0.5 million for the six months ended June 30, 2009 and June 30, 2008. Share-based compensation expense included in general and administrative expenses was equal to 1% of revenue for both the six months ended June 30, 2009 and June 30, 2008. Additionally, as we continue to increase our headcount as part of our investment in the Company’s future infrastructure, our overall general corporate overhead costs have generally increased and are likely to continue to increase.

Interest and Other (Loss) Income

   We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of June 30, 2009, our cash, cash equivalents, and marketable securities totaled $38.1 million, compared with $53.7 million as of June 30, 2008. Interest and other (loss) income decreased $1.2 million to ($0.2) million for the six month ended June 30, 2009, compared with $1.0 million for the same period in 2008. The decrease in interest and other (loss) income was due to a decrease in both our interest income as well as other (loss) income. The decrease in interest income for the six months ended June 30, 2009 compared with the same period in 2008 was primarily related to (i) a decrease in our cash, cash equivalents and marketable securities balances as a result of our repurchase of 3.6 million shares of our common stock at a total cost of $14.1 million since July 1, 2008, and (ii) the continued suppressed interest rates on average cash balances invested during the six months ended June 30, 2009, as a result of the U.S. banking liquidity crisis and difficult macroeconomic environment, which began to materially impact the financial markets during the second half of 2008. The decreases in other (loss) income was primarily related to other non-operating expenses, particularly, (i) realized losses of $40,000 on auction rate securities (see Note (7) Fair Value Measurements to our unaudited condensed consolidated financial statements for additional information) and (ii) foreign currency losses of $0.5 million for the six months ended June 30, 2009 as compared with a foreign currency gain of $25,000 for the same period in 2008.

Income Taxes

Our provision for income taxes consists of U.S., state and local and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the six months ended June 30, 2009, we recorded an income tax benefit of $1.2 million as compared with an income tax provision of $1.4 million for the same period in 2008. The decline in the provision for income taxes was primarily attributable to a discrete benefit of $0.9 million as a result of our previously unrecognized tax benefits  in connection with our completion of a research and development study we finalized during the three months ended June 30, 2009. In addition, our estimated full year effective tax rate decreased to 31% as of June 30, 2009 as compared with 39% as of June 30, 2008.

  As of January 1, 2008, we had approximately $5.1 million of federal net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards related to excess compensation deductions from previous years’ exercises of stock options. In 2008, we utilized all of our net loss carryforwards, the benefits of which were credited to additional-paid-in-capital. As of June 30, 2009 and December 31, 2008, our deferred tax assets, net of a deferred tax liabilities and valuation allowance, were $11.4 million and $10.0 million, respectively.

Index

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

Deferred Income Taxes. Consistent with the provisions of SFAS No. 109, we regularly estimate our ability to recover deferred tax assets, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable. We also have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes, as well as estimating foreign tax credits. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies. As of June 30, 2009 and December 31, 2008, our deferred tax assets, net of deferred tax liabilities and valuation allowance, were $11.4 million and $10.0 million, respectively.

Accounting for Share-Based Payments. As discussed further in Note (2) Share-Based Payment Arrangements to our unaudited consolidated financial statements, we account for stock-based awards under SFAS No. 123(R).

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued after December 31, 2007 was determined pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 110. The expected term of the awards issued prior to January 1, 2008 was determined using the “simplified method” prescribed in SAB No. 107. Additionally, we estimate forfeiture rates based primarily upon historical experiences, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends, and recognize the effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006, in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three and six months ended June 30, 2009 and 2008 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

Index

Acquisitions. We account for acquisitions using the purchase method of accounting as required by SFAS No. 141(R), Business Combinations. Under SFAS No. 141(R), the acquiring company allocates the purchase price of the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, including intangible assets that can be identified. The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. Among other sources of relevant information, we use independent appraisals or other valuations to assist in determining the estimated and final recorded fair value of assets and liabilities acquired. As discussed further in Note (9) Acquisitions, in our unaudited condensed consolidated financial statements, during the third quarter of 2008, we purchased certain assets of World Venture Limited for an aggregate purchase price of $1.7 million including transaction and closing costs, and recorded approximately $0.6 million of goodwill as a result of the related fair value appraisals performed.

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

As of each June 30, 2009 and December 31, 2008, we had $4.2 million of goodwill and $1.1 million and $1.4 million (net of amortization) respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives, which typically is three-years. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of June 30, 2009 and December 31, 2008, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

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

Index

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using a undiscounted cash flow analysis, non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant for the three and six months ended June 30, 2009 or for the year-ended December 31, 2008.

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

As of June 30, 2009, our investments in marketable securities included $1.5 million (at par value) of available-for-sale auction rate securities. During the first quarter of 2009, we recognized $40,000 in other-than-temporary impairments on our available-for-sale auction rate securities ($40,000 cumulatively). As of June 30, 2009, our cumulative unrealized losses related to our auction rate securities classified as available-for-sale was $301,284 ($333,055 as of December 31, 2008).

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Summary of Significant Accounting Policies – New Accounting Pronouncements.

Index

LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
	2009	2008
Cash provided by (used in):
Operating activities	$288,792	$13,038,184
Investing activities	(4,568,420)	4,743,339
Financing activities	(1,519,484)	(19,227,409)
Effect of exchange rate changes	(473,463)	114,552

Net decrease in cash and cash equivalents	$(6,272,575)	$(1,331,334)

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balances as of June 30, 2009 totaled $38.1 million, compared with $42.8 million as of December 31, 2008. Cash and cash equivalents totaled $16.1 million and marketable securities totaled $22.0 million at June 30, 2009. As of December 31, 2008, we had $22.4 million in cash and cash equivalents and $20.4 million in marketable securities.

During the six months ended June 30, 2009, we continued making investments in our infrastructure to support our current and long-term growth. We increased our total number of employees as well as our investments in property and equipment to support our long-term growth. As we prepare for the future, we will continue to make investments in property and equipment and we will continue to increase our headcount. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions and if the right opportunity presents itself, we may continue to use our cash for these purposes. However, as of the date of this filing, we have no agreements, commitments or understandings with respect to any such acquisitions.

We currently do not have any debt and our only significant commitments are related to our office leases.

From October 2001 through February 2009 our Board of Directors authorized the repurchase of up to 14 million shares of the our outstanding common stock in the aggregate. During the six months ended June 30, 2009, we repurchased 566,885 shares at an aggregate purchase price of $1.5 million. During the six months ended June 30, 2008, we repurchased 2,560,000 shares at an aggregate purchase price of $21.3 million. Since October 2001, we have repurchased a total of 7,390,935 shares at an aggregate purchase price of $44.5 million. As of June 30, 2009, we had the authorization to purchase an additional 6,609,065 shares of our common stock based upon our judgment and market conditions.

Net cash provided by operating activities totaled $0.3 million for the six months ended June 30, 2009, compared with net cash provided by operating activities of $13.0 million for the same period in 2008. The decrease in net cash provided by operating activities during the six months ended June 30, 2009, as compared with the same period in 2008, was the result of the decline in net income to $0.4 million from $2.1 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to deferred income taxes; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable and deferred revenues. During the three months ended June 30, 2009, we began experiencing delayed payments from some of our customers, from which payments would normally have been received prior to June 30, 2009, which adversely impacted our accounts receivable balances as of June 30, 2009. SFAS No. 123(R) requires tax benefits relating to excess share-based compensation deductions to be presented as cash outflows from operating activities. We recognized tax benefits related to share-based compensation deductions of $1.3 million for the six months ended June 30, 2008. There were no adjustments for the impact of non-cash income tax benefits for the six months ended June 30, 2009.

Index

Net cash used in investing activities was $4.6 million for the six months ended June 30, 2009, compared with net cash provided by investing activities of $4.7 million for the same period in 2008. Included in investing activities for both the six months ended June 30, 2009 and June 30, 2008 are the sales and purchases of our marketable securities. These represent the sales, maturities and reinvestment of our marketable securities. The net cash provided by investing activities from the net sales (purchases) of securities was ($1.6) million for the six months ended June 30, 2009, and $7.5 million for the same period in 2008. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $1.9 million and $2.6 million for the six months ended June 30, 2009 and 2008, respectively. The cash used to purchase software licenses was $1.0 million for the six months ended June 30, 2009. We did not purchase any software licenses during the six months ended June 30, 2008. We continually evaluate potential software licenses and we may continue to make similar investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures as we continue to invest in our infrastructure to support our ongoing future growth and expansion both domestically and internationally.

Net cash used in financing activities was $1.5 million and $19.2 million for the six months ended June 30, 2009 and June 30, 2008, respectively. Cash outflows from financing activities result from the repurchase of our outstanding common stock. During the six months ended June 30, 2009, we repurchased 566,885 shares of our common stock at an aggregate purchase price of $1.5 million. During the six months ended June 30, 2008, we repurchased 2,560,000 shares of our common at an aggregate purchase price of $21.3 million. Cash inflows from financing activities primarily result from the proceeds received from the exercise of stock options. We did not have any material cash inflows from the proceeds of exercise of stock options for the six months ended June 30, 2009. During the six months ended June 30, 2008, we received proceeds from the exercise of stock options of $0.8 million. During the six months ended June 30, 2008, cash inflows from financing activities were also impacted by the tax benefits recognized as a result of excess share-based compensation deductions and exercises of stock options. SFAS No. 123(R) requires that tax benefits relating to excess share-based compensation deductions be presented as cash inflows from financing activities. We recognized tax benefits related to share-based compensation deductions of $1.3 million for the six months ended June 30, 2008. There was no tax benefits related to share-based compensation deductions recognized during the six months ended June 30, 2009.

As discussed in Note (7) Fair Value Measurements, to our unaudited condensed consolidated financial statements, we adopted the provisions of SFAS No. 157, as amended, effective January 1, 2008. We utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we hold totaling $1.5 million as of June 30, 2009 and December 31, 2008.

As of June 30, 2009 and December 31, 2008, $1.5 million (at par value) of our investments were comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. During the first quarter of 2008, we began experiencing failed auctions on auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term, and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our unaudited condensed consolidated balance sheet at June 30, 2009 and December 31, 2008, respectively.

Our auction rate securities are classified as available-for-sale securities and are reflected at fair value. In prior periods during the auction process, quoted market prices were readily available, which would qualify the securities as Level 1 under SFAS No. 157. However, due to events in the credit markets beginning in the second half of 2008, and continuing into 2009, the auction events for most of these instruments failed and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2009 and December 31, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Due to these events, we reclassified these instruments as Level 3 commencing in 2008 and we continue to do so in 2009.

Index

 As of June 30, 2009, we have recorded $40,000 cumulatively in other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $301,284 in accumulated other comprehensive loss. As of December 31, 2008, the total losses related to our auction rate securities recorded in accumulated other comprehensive loss totaled $333,055. During the first quarter of 2009, the valuation models used to determine the fair value of these auction rate securities, as described above, indicated that two of three of our investments recovered a portion of their decline in fair value as compared with the valuation models at December 31, 2008. However, one of the three investments experienced a further decline in fair value as then compared with December 31, 2008. We then determined the decline in the fair value of this particular investment was the result of a downgrade in the credit rating of certain underlying subordinate securities within the auction rate security. As a result, we determined a portion of the overall decline in fair value of the auction rate security to be other-than-temporary due to the creditworthiness of the underlying securities, and accordingly recorded $40,000 in other-than-temporary impairments on this auction rate security. Accordingly, any future fluctuation in the fair value related to any of the auction rate securities that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss, net of tax. Finally, with the exception of the creditworthiness of one of our auction rate securities, we believe that the remaining temporary declines in fair value are primarily due to liquidity concerns and not to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future that we determine that a valuation adjustment is other-than-temporary, we will record a charge to earnings in the period of determination.

Finally, our holdings of auction rate securities (at par value) represented approximately 4% of our cash equivalents, and marketable securities balance at both June 30, 2009 and December 31, 2008, respectively, which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the decline in fair value deemed to be temporary is primarily due to liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

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

Off-Balance Sheet Arrangements

As of June 30, 2009 and December 31, 2008, we had no off-balance sheet arrangements.

Index

Item 3.                         Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $38.1 million as of June 30, 2009. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, and the fact that approximately 40% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at June 30, 2009.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the six months ended June 30, 2009 and full year ended December 31, 2008, approximately 41% and 40%, respectively, of our sales were from outside the United States. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. dollar versus the Euro, Japanese yen, the New Taiwanese Dollar, Korean won, and to a lesser extent the Canadian dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the remeasurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at June 30, 2009, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $0.8 million. During the second quarter of 2009, we entered into foreign currency hedges to minimize our exposure to changes in certain foreign currency exchange rates on the balance sheet (see Note (8) Derivative Financial Instruments to our unaudited condensed consolidated financial statements.) The above analysis disregards the possibility that rate for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.                      Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal controls over financial reporting occurred during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We tend to have one or more customers account for 10% or more of our revenues during each fiscal quarter.  For the quarter ended June 30, 2009, three customers together accounted for 52% of our revenues. Two of these customers, EMC Corporation and Sun Microsystems, are OEM customers. While we believe that we will continue to receive revenues from these two customers, our agreements do not have any minimum sales requirements and we cannot guarantee continued revenue. If our contracts with these customers terminate, or if the volume of sales from these customers significantly declines, it would have a material adverse effect on our operating results. The other customer, JPMorgan Chase & Co. (“JPMC”), ordered additional software licenses from us during the quarter under an existing enterprise licenses agreement. We will continue to offer additional and new products and services to JPMC, but there can be no guarantee that JPMC will choose to license any additional products or to purchase any services. We do not anticipate that JPMC will account for at least 10% of our revenue on a full year basis.

In addition, as of June 30, 2009, two customers together accounted for a total of 28% of our outstanding receivables. While we currently have no reason to doubt the collectibility of these receivables, a business failure or reorganization by any of these customers could harm our ability to collect these receivables and if we were unable to collect these receivables, it would have a material adverse effect on our cash flow.

The change in control of Sun Microsystems could hurt our short-term and/or long-term results.

In April, 2009, Oracle Corporation and Sun Microsystems announced that they had entered into an agreement for Oracle to purchase Sun. The transaction has not yet closed. Oracle has publicly stated that it intends to retain Sun’s existing hardware lines, which would include the Sun products that incorporate our software and for which we receive license fees from Sun.  However, there can be no assurance that Oracle will continue to sell the Sun products for which we receive royalties or that Oracle will promote these products to the same degree as Sun has promoted them. In addition, it is expected that Oracle will make cuts in the combined Oracle-Sun workforce. Oracle could cut the marketing and sales personnel most familiar with the Sun products for which we receive royalties. Last, uncertainty concerning the future of the Sun products could depress sales of those products in the short term, even if the products are ultimately offered for the long term.  In all of these cases, our revenues could suffer which could negatively impact our short-term and/or long-term results.

Index

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

            In addition to currency translation risks, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot be assured we will be able to effectively manage our currency transaction and/or translation risks. Volatility in currency exchange rates may have a material effect on our financial condition or results of operations. During the six months ended June 30, 2009, we had a $0.5 million loss due to currency rate fluctuations.

In April, 2009, we began a program to hedge some of our foreign currency risks. The hedging program will not remove all downside risk and limits the gains we might otherwise receive from currency fluctuations. There can be no assurance that we will be able to enter into future currency hedges on terms acceptable to us (see Note (8) Derivative Financial Instruments to our unaudited condensed consolidated financial statements).

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of June 30, 2009, we had options to purchase 11,750,281 shares of our common stock outstanding, and we had an aggregate of 1,351,942 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $5.04 per share. We also had 553,989 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted (excluding an additional 2,080,367 shares of common stock reserved for issuance under the 2006 Plan as of July 1, 2009.). In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (2) Share-Based Payment Arrangements to our unaudited condensed consolidated financial statements.

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

As of June 30, 2009, we held short-term and long-term marketable securities aggregating $22.0 million. We invest in a mixture of corporate bonds, government securities and marketable debt securities, the majority of which are high investment grade, and we limit the amount of credit exposure through diversification and investment in highly rated securities. However, investing in highly rated securities does not entirely mitigate the risk of potential declines in market value. A further deterioration in the economy, including further tightening of credit markets or significant volatility in interest rates, could cause our marketable securities to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 8, 2009. A total of 42,426,837 shares of Common Stock, or 94% of the outstanding shares, were represented in person or by proxy.

Steven L. Bock was elected to serve as a director of the Company for a term expiring in 2012 with 41,928,415 shares voted in favor, 498,422 shares withheld and 0 broker non-votes.

Patrick B. Carney was elected to serve as a director of the Company for a term expiring in 2012 with 41,288,400 shares voted in favor, 1,138,437 shares withheld and 0 broker non-votes.

The terms of office of Company directors ReiJane Huai, Lawrence S. Dolin, Steven R. Fischer and Alan W. Kaufman did not expire prior to this annual meeting of stockholders and each remains a director of the Company.

The selection of KPMG LLP as the independent registered public accounting firm for the Company was ratified with 41,927,082 shares voted in favor, 466,683 shares voted against, 33,072 shares abstained and 0 broker non-votes.

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

August 7, 2009