Form 10-Q
period 2009-09-30
FALCONSTOR SOFTWARE INC
filed 2009-11-06
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares of Common Stock outstanding as of October 30, 2009 was 44,891,288.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

Index

PART I.  FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$23,238,901	$22,364,235
Marketable securities	22,487,961	19,279,010
Accounts receivable, net of allowances of $7,796,622 and $8,474,428, respectively	20,897,995	25,015,848
Prepaid expenses and other current assets	2,346,378	2,468,632
Deferred tax assets, net .	4,920,204	4,296,297
Total current assets	73,891,439	73,424,022

Property and equipment, net of accumulated depreciation of $21,627,555 and $18,342,081, respectively	7,310,715	7,963,019
Long-term marketable securities	1,144,202	1,166,945
Deferred tax assets, net .	6,648,202	5,739,195
Other assets, net	3,234,224	2,544,545
Goodwill	4,150,339	4,150,339
Other intangible assets, net	939,421	1,375,695

Total assets	$97,318,542	$96,363,760

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$993,969	$738,140
Accrued expenses	7,549,960	8,288,732
Deferred revenue, net	14,955,986	16,068,370
Total current liabilities	23,499,915	25,095,242

Other long-term liabilities	524,003	199,323
Deferred revenue, net	5,202,653	5,992,843

Total liabilities	29,226,571	31,287,408

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 52,270,258 and 51,970,442 shares issued, respectively and 44,879,323 and 45,146,392 shares outstanding, respectively	52,270	51,970
Additional paid-in capital	139,620,128	132,998,230
Accumulated deficit	(25,704,841)	(24,089,189)
Common stock held in treasury, at cost (7,390,935 and 6,824,050 shares, respectively)	(44,454,452)	(42,928,328)
Accumulated other comprehensive loss, net	(1,421,134)	(956,331)

Total stockholders' equity	68,091,971	65,076,352
Total liabilities and stockholders' equity	$97,318,542	$96,363,760

See accompanying notes to unaudited condensed consolidated financial statements

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Software license revenue	$13,615,625	$12,260,527	$44,346,747	$42,597,810
Maintenance revenue	6,469,942	6,190,467	18,823,718	16,826,595
Software services and other revenue	1,454,602	1,160,499	3,859,409	4,220,694
	21,540,169	19,611,493	67,029,874	63,645,099

Operating expenses:
Amortization of purchased and capitalized software	180,127	106,369	538,623	184,107
Cost of maintenance, software services and other revenue	4,093,317	3,352,938	11,495,731	10,175,092
Software development costs	6,949,552	6,246,839	20,005,304	18,359,721
Selling and marketing	10,391,931	9,164,599	31,023,224	27,677,889
General and administrative	2,388,860	2,090,952	6,996,357	6,077,703
	24,003,787	20,961,697	70,059,239	62,474,512
Operating (loss) income	(2,463,618)	(1,350,204)	(3,029,365)	1,170,587

Interest and other income, net	239,516	251,955	18,811	1,234,659

(Loss) income before income taxes	(2,224,102)	(1,098,249)	(3,010,554)	2,405,246

(Benefit) provision for income taxes	(192,697)	463,995	(1,394,902)	1,840,522

Net (loss) income	$(2,031,405)	$(1,562,244)	$(1,615,652)	$564,724

Basic net(loss) income per share	$(0.05)	$(0.03)	$(0.04)	$0.01

Diluted net (loss) income per share	$(0.05)	$(0.03)	$(0.04)	$0.01

Weighted average basic shares outstanding	44,803,379	47,522,085	44,812,807	48,389,670

Weighted average diluted shares outstanding	44,803,379	47,522,085	44,812,807	50,377,370

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,615,652)	$564,724
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,351,078	3,693,881
Share-based payment compensation	6,448,603	6,394,693
Non-cash professional services expenses	263,946	185,827
Realized loss (gain) on marketable securities	27,920	(7,403)
Tax benefit from stock option exercises	-	(1,616,401)
Provision for returns and doubtful accounts	2,190,479	2,053,473
Deferred income tax provision	(1,523,285)	1,840,522
Changes in operating assets and liabilities:
Accounts receivable	1,861,747	5,987,234
Prepaid expenses and other current assets	133,739	(361,594)
Other assets	(82,721)	(252,759)
Accounts payable	309,201	(840,770)
Accrued expenses	(528,522)	(1,548,463)
Deferred revenue	(1,906,399)	1,378,883

Net cash provided by operating activities	9,930,134	17,471,847

Cash flows from investing activities:
Sale of marketable securities	17,653,276	102,621,894
Purchase of marketable securities	(20,841,595)	(86,514,853)
Purchase of property and equipment	(2,763,391)	(3,384,057)
Purchase of software license	(950,000)	-
Acquisition of assets	-	(1,680,000)
Capitalized software development costs	(80,703)	-
Security deposits	(30,774)	(17,000)
Purchase of intangible assets	(50,027)	(264,102)

Net cash (used in) provided by investing activities	(7,063,214)	10,761,882

Cash flows from financing activities:
Payments to acquire treasury stock	(1,526,124)	(28,721,355)
Proceeds from exercise of stock options	11,280	790,890
Tax benefits from stock option exercises	-	1,616,401

Net cash used in financing activities	(1,514,844)	(26,314,064)

Effect of exchange rate changes on cash and cash equivalents	(477,410)	(130,293)

Net increase in cash and cash equivalents	874,666	1,789,372

Cash and cash equivalents, beginning of period	22,364,235	32,219,349

Cash and cash equivalents, end of period	$23,238,901	$34,008,721

Cash paid for income taxes	$130,125	$1,282,614

The Company did not pay any interest for the nine months ended September 30, 2009 and 2008.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2009, and the results of its operations for the three and nine months ended September 30, 2009 and 2008. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

(e) Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or  less when purchased to be cash equivalents. As of September 30, 2009 and December 31, 2008, the Company’s cash equivalents consisted of money market funds, corporate debt, government securities and/or commercial paper, and are recorded at fair value. At September 30, 2009 and December 31, 2008, the fair value of the Company’s cash equivalents, as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, (previously Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), amounted to approximately $17.9 million and $15.9 million, respectively. As of September 30, 2009 and December 31, 2008, the Company’s marketable securities consisted of corporate bonds, certificate of deposits, commercial paper, auction rate securities, and government securities, and are recorded at fair value. As of September 30, 2009 and December 31, 2008, the fair value of the Company’s current marketable securities was approximately $22.5 million and $19.3 million, respectively. In addition, at each of September 30, 2009 and December 31, 2008, the Company had an additional $1.1 million and $1.2 million, respectively, of long-term marketable securities that required a higher level of judgment to determine the fair value. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded in other income in the condensed consolidated statement of operations. See Note (7) Fair Value Measurements for additional information.

Index

(f)  Fair Value of Financial Instruments

On January 1, 2008, the Company adopted certain provisions of FASB ASC Topic 820, as it relates to financial assets and liabilities. FASB ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

As of September 30, 2009 and December 31, 2008, the fair value of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximated book value due to the short maturity of these instruments. See Note (7) Fair Value Measurements for additional information.

(g) Revenue Recognition

The Company recognizes revenue from software licenses in accordance with the provisions of FASB ASC Subtopic 985-605, Software-Revenue Recognition, (previously Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-4 and SOP 98-9), and related interpretations to determine the recognition of revenue. Accordingly, revenue for software licenses is recognized when persuasive evidence of an arrangement exists, the fee is fixed and determinable and the software is delivered and collection of the resulting receivable is deemed probable. Software delivered to a customer on a trial basis is not recognized as revenue until a permanent key code is delivered to the customer. Reseller customers typically send the Company a purchase order when they have an end user identified. When a customer licenses software together with the purchase of maintenance, the Company allocates a portion of the fee to maintenance for its fair value. Software maintenance fees are deferred and recognized as revenue ratably over the term of the contract. The long-term portion of deferred revenue relates to maintenance contracts with terms in excess of one year. The cost of providing technical support is included in cost of maintenance, software service and other revenues. The Company provides an allowance for software product returns as a reduction of revenue, based upon historical experience and known or expected trends.

Revenues associated with software implementation and software engineering services are recognized when the services are performed. Costs of providing these services are included in cost of maintenance, software services and other revenues.

The Company has entered into various distribution, licensing and joint promotion agreements with OEMs and distributors, whereby the Company has provided to the reseller a non-exclusive software license to install the Company’s software on certain hardware or to resell the Company’s software in exchange for payments based on the products distributed by the OEM or distributor. Such payments from the OEM or distributor are recognized as revenue in the period reported by the OEM or distributor.

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

For the three months ended September 30, 2009, the Company had two customers that together accounted for 29% of revenues. For the three months ended September 30, 2008, the Company had two customers that together accounted for 28% of revenues. For both the three months ended September 30, 2009 and 2008, the Company did not have any customers that accounted for 10% or more of the accounts receivable balance, respectively.

(h) Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). For the three months ended September 30, 2009 and 2008, depreciation expense was $1,162,155 and $1,125,121, respectively. For the nine months ended September 30, 2009 and 2008, depreciation expense was $3,442,954 and $3,259,687, respectively. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

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

For the three months ended September 30, 2009 and 2008, amortization expense was $158,581 and $188,114, respectively. For the nine months ended September 30, 2009 and 2008, amortization expense was $486,301 and $320,587, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
Goodwill:	$4,150,339	$4,150,339

Other intangible assets:
Gross carrying amount	$2,735,802	$2,685,775
Accumulated amortization	(1,796,381)	(1,310,080)

Net carrying amount	$939,421	$1,375,695

Index

(j) Software Development Costs and Purchased Software Technology

In accordance with the provisions of FASB ASC Subtopic 985-20, Software-Costs of Software to Be Sold, Leased, or Marketed (previously SFAS No. 86, Accounting for the Costs of Software to be Sold, Leased or Otherwise Marketed), costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight line basis over the products estimated life, typically three years, or the ratio of current revenue of the related products to total current and anticipated future revenue of these products. During the first quarter of 2009,  the Company capitalized approximately $81,000 related to software development projects. The Company did not capitalize any software development costs during the second or third quarters of 2009. During the three months ended September 30, 2009, the Company recorded $6,725 of amortization expense related to capitalized software costs. During the nine months ended September 30, 2009, the Company recorded $13,450 of amortization expense related to capitalized software costs.

Purchased software technology net carrying value of $644,167 and $102,540, after accumulated amortization of $5,683,265 and $5,274,891, is included in “other assets” in the unaudited condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008, respectively. Amortization expense was $134,468 and $35,869 for the three months ended September 30, 2009 and 2008, respectively. Amortization expense was $408,373 and $113,607 for the nine months ended September 30, 2009 and 2008, respectively. Amortization of purchased software technology is recorded at the greater of the straight line basis over the products estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

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

The Company accounts for uncertain tax positions in accordance with FASB ASC Topic 740, Income Taxes (previously FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes). FASB ASC Topic 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FASB ASC Topic 740, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB ASC Topic 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures. During 2008, the Company increased its recognized benefits from uncertain tax positions by approximately $600,000. The Company includes interest and penalties related to its uncertain tax positions in its income tax expense within its condensed consolidated statement of operations. See Note (6) Income Taxes for additional information.

Index

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

(m) Share-Based Payments

The Company accounts for stock-based awards under the provisions of FASB ASC Topic 718, Compensation – Stock Compensation (previously SFAS No. 123(R), Share-Based Payment), which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of FASB ASC Topic 718, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of estimated forfeitures. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Stock option exercises and restricted stock awards are expected to be fulfilled with new shares of common stock.

The Company accounts for stock option grants and grants of restricted shares of common stock to non-employees in accordance with the provisions of FASB ASC Subtopic 505-50, Equity-Equity-Based Payments to Non-Employees (previously SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services), which requires that the fair value of these instruments be recognized as an expense over the period in which the related services are rendered.

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

During the three months ended September 30, 2009 and 2008, foreign currency transactional gain (loss) totaled approximately $98,000 and ($72,000), respectively. During the nine months ended September 30, 2009 and 2008, foreign currency transactional loss totaled approximately $421,000 and $47,000, respectively. See Note (8) Derivative Financial Instruments for additional information.

(o) Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents. Due to the net loss for both the three months ended September 30, 2009 and 2008, all common stock equivalents of 13,056,165 and 11,405,212, respectively, were excluded from diluted net loss per share because they were anti-dilutive. Due to the net loss for nine months ended September 30, 2009, all common stock equivalents of 13,056,165 were excluded from diluted net loss per share because they were anti-dilutive. For the nine months ended September 30, 2008, potentially dilutive vested and unvested common stock equivalents excluded from the computation of diluted EPS included 9,417,512 shares attributable to stock option awards, restricted stock awards and restricted stock unit awards outstanding, because they were anti-dilutive.

Index

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(2,031,405)	44,803,379	$(0.05)	$(1,562,244)	47,522,085	$(0.03)

Effect of dilutive securities:
Stock options and
restricted stock		-			-

Diluted EPS	$(2,031,405)	44,803,379	$(0.05)	$(1,562,244)	47,522,085	$(0.03)

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(1,615,652)	44,812,807	$(0.04)	$564,724	48,389,670	$0.01

Effect of dilutive securities:
Stock options and
restricted stock		-			1,987,700

Diluted EPS	$(1,615,652)	44,812,807	$(0.04)	$564,724	50,377,370	$0.01

(p) Comprehensive (Loss) Income

Comprehensive (loss) income includes: (i) the Company’s net (loss) income, (ii) foreign currency translation adjustments, (iii) unrealized gains (losses) on marketable securities, net of tax, and (iv) minimum pension liability adjustments, net of tax.

The Company’s comprehensive (loss) income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net (loss) income	$(2,031,405)	$(1,562,244)	$(1,615,652)	$564,724

Other comprehensive loss:
Foreign currency translation
loss adjustments	(15,108)	(274,577)	(504,966)	(112,515)

Unrealized gain (loss) on
marketable securities, net of tax	(18,625)	(191,032)	35,438	(345,541)

Minimum pension adjustments	2,003	(1,968)	4,725	2,945

Other comprehensive loss	(31,730)	(467,577)	(464,803)	(455,111)

Comprehensive (loss) income	$(2,063,135)	$(2,029,821)	$(2,080,455)	$109,613

(q)  Investments

As of September 30, 2009 and December 31, 2008, the Company maintained certain cost-method investments aggregating $1,031,033 respectively, which are included in “Other assets” in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2009 and 2008, the Company did not recognize any impairment charges related to any of its cost-method investments.

Index

 (r) New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. FASB ASU 2009-13 is effective beginning January 1, 2011. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting the provisions of FASB ASU 2009-13.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements. FASB ASU 2009-14 amends the guidance in FASB ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of FASB ASU 2009-13. FASB ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting the provisions of FASB ASU 2009-14.

Effective September 15, 2009, the Company adopted the requirements of FASB ASC Topic 105, Generally Accepted Accounting Principles (previously SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162) as the single source of authoritative nongovernmental U.S. GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and did the adoption of the Codification during the third quarter of 2009 did not have an impact on the Company’s financial condition or results of operations, but will impact the Company’s financial reporting process by eliminating all references to pre-codification standards.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

 In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which amends FASB ASC Topic 810, Consolidation. The amended guidance determines whether an entity is a variable interest entity (“VIE”) and requires a company to perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a VIE. The amended guidance  determines  whether a company is required to consolidate an entity will be based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The amended guidance  is effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact, if any, the adoption of The amended guidance The amended guidance  will have on its consolidated financial statements.

 In May 2009, the FASB issued ASC Topic 855, Subsequent Events (previously SFAS No. 165, Subsequent Events). FASB ASC Topic 855 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. FASB ASC Topic 855 was effective for interim or annual financial periods ending after June 15, 2009 and the Company adopted the Topic during the quarter ended June 30, 2009. The Topic did not have any impact on the Company’s consolidated financial position. The Company evaluated subsequent events through the date the accompanying consolidated financial statements were issued, which was November 6, 2009.

Index

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly that amends the guidance in FASB ASC Topic 820, Fair Value Measurements and Disclosures. The new guidance provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased, as well as provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, The new guidance requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The new guidance  was adopted during the quarter ended June 30, 2009 and did not have a material impact on the Company’s consolidated financial statements.

 In April 2009, the FASB issued FSP SFAS No. 115-2 and FSP SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairment that amends the guidance in FASB ASC Topic 320, Investments – Debt and Equity Securities. The new guidance amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. The new guidance, an other-than-temporary impairment is triggered when there is intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, the new guidance changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the decline in the fair value of the investment will be recorded in other comprehensive income. The new guidance was adopted during the quarter ended June 30, 2009 and did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No 28-1, Interim Disclosure about Fair Value of Financial Instruments that amends the guidance in FASB ASC Topic 825, Financial Instruments. The new guidance requires interim disclosures regarding the fair values of financial instruments, and requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. The new guidance was adopted during the quarter ending June 30, 2009 and did not have a material impact on the Company’s consolidated financial statements.

 (s) Reclassifications

Certain reclassifications have been made to prior periods’ unaudited condensed consolidated financial statements presentations to conform to the current periods’ presentation.

 (2) Share-Based Payment Arrangements

On May 1, 2000, the Company adopted the FalconStor Software, Inc., 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan is administered by the Board of Directors and, as amended, provides for the grant of options to purchase up to 14,162,296 shares of Company common stock to employees, consultants and non-employee directors. Options may be incentive (“ISO”) or non-qualified. ISOs granted must have exercise prices at least equal to the fair value of the common stock on the date of grant, and have terms not greater than ten years, except those to an employee who owns stock with greater than 10% of the voting power of all classes of stock of the Company, in which case they must have an option price at least 110% of the fair value of the stock, and expire no later than five years from the date of grant. Non-qualified options granted must have exercise prices not less than eighty percent of the fair value of the common stock on the date of grant, and have terms not greater than ten years. All options granted under the 2000 Plan must be granted before May 1, 2010. As of September 30, 2009, there were 307,758 shares available for grant under the 2000 Plan.

Index

On May 14, 2004, the Company adopted the FalconStor Software, Inc., 2004 Outside Directors Stock Option Plan (the “2004 Plan”). The 2004 Plan is administered by the Board of Directors and provides for the granting of options to non-employee directors of the Company to purchase up to 300,000 shares of Company common stock. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. All options granted under the 2004 Plan were required to be granted no later than May 14, 2007. As of September 30, 2009, options to purchase 250,000 shares remain outstanding from the 2004 Plan and no additional options are available for grant under the 2004 Plan.

On May 17, 2006, the Company adopted the FalconStor Software, Inc., 2006 Incentive Stock Plan (the “2006 Plan”).  The 2006 Plan was amended on May 8, 2007 and on May 8, 2008. The 2006 Plan is administered by the Board of Directors and provides for the grant of incentive and nonqualified stock options, shares of restricted stock, and restricted stock units to employees, officers, consultants and advisors of the Company.  The number of shares available for grant or issuance under the 2006 Plan, as amended, is determined as follows:  If, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2006 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2009, the total number of outstanding shares of the Company’s common stock totaled 44,680,318. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 2,080,367 shares to 2,234,016 shares available for issuance as of July 1, 2009. As of September 30, 2009, there were 2,038,651 shares available for grant under the 2006 Plan. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of not greater than ten years. All options, shares of restricted stock, and restricted stock units granted under the 2006 Plan must be granted within ten years of the adoption of the 2006 Plan.

On May 8, 2007, the Company adopted the FalconStor Software, Inc. 2007 Outside Directors Equity Compensation Plan (the “2007 Plan”). The 2007 Plan was amended on May 8, 2008. The 2007 Plan is administered by the Board of Directors and provides for the issuance of up to 300,000 shares of Company common stock upon the vesting of options or upon the grant of shares with such restrictions as determined by the Board of Directors to the non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. Shares of restricted stock have the terms and conditions set by the Board of Directors and are forfeitable until the terms of the grant have been satisfied. As of September 30, 2009, there were 135,000 shares available for grant under the 2007 Plan.

Index

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2008	9,675,145	$6.41

Granted	2,062,500	$2.32
Exercised	(15,543)	$0.35
Canceled	(38,249)	$7.27
Forfeited	(53,605)	$7.52

Options Outstanding at March 31, 2009	11,630,248	$5.68	6.65	$2,212,329

Granted	249,700	$3.83
Exercised	(3,628)	$0.35
Canceled	(67,907)	$8.18
Forfeited	(58,132)	$7.28

Options Outstanding at June 30, 2009	11,750,281	$5.62	6.46	$11,872,482

Granted	229,000	$5.00
Exercised	(13,400)	$0.35
Canceled	(57,938)	$8.41
Forfeited	(77,115)	$5.62

Options Outstanding at September 30, 2009	11,830,828	$5.60	6.28	$12,858,318

Options Exercisable at September 30, 2009	6,949,793	$6.07	4.34	$5,060,934

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the three months ended September 30, 2009 and 2008 was $4,640 and $11,170, respectively. The total cash received from stock option exercises for the nine months ended September 30, 2009 and 2008 was $11,280 and $790,890, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2009 and 2008 was $67,754 and $347 respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008 was $111,536 and $1,905,772, respectively.

The Company recognized share-based compensation expense for awards issued under the Company’s stock option plans in the following line items in the condensed consolidated statements of operations:

Index

	Three months ended September 30,
	2009	2008
Cost of maintenance, software services and other revenue	$397,414	$335,033
Software development costs	821,015	565,481
Selling and marketing	731,571	585,866
General and administrative	291,792	120,793

	$2,241,792	$1,607,173

	Nine months ended September 30,
	2009	2008
Cost of maintenance, software services and other revenue	$1,149,568	$1,008,742
Software development costs	2,302,777	2,323,072
Selling and marketing	2,425,043	2,618,594
General and administrative	835,161	630,112

	$6,712,549	$6,580,520

The Company began issuing restricted stock in 2006 and restricted stock units in 2008. The fair value of the restricted stock awards / restricted stock units are expensed at either the fair value per share at date of grant (outside directors, officers and employees), or at the fair value per share as of each reporting period (non-employee consultants).

During the three months ended September 30, 2009, the Company granted a total of 57,500 shares of restricted stock and 1,500 restricted stock units at various times to certain officers, employees and/or non-employee consultants. The restricted stock awards are being expensed at their fair value per share which ranges from $4.51 to $5.12 per share. During the three months ended September 30, 2008, a total of 60,000 shares of restricted stock and 5,000 restricted stock units were granted at various times to certain officers, employees and non-employee consultants. The restricted stock award grants and restricted stock units are being expensed at the then fair value per share which ranged from $6.47 to $7.06 per share.

During the nine months ended September 30, 2009, the Company granted a total of 959,080 shares of restricted stock and 44,662 restricted stock units at various times to certain officers, employees and/or non-employee consultants. The restricted stock awards and restricted stock units are being expensed at their fair value per share. During the nine months ended September 30, 2008, a total of 520,500 shares of restricted stock and 45,750 restricted stock units were granted at various times to certain officers, employees and non-employee consultants. The restricted stock award grants and restricted stock units are being expensed at the then fair value per share.

As of September 30, 2009, an aggregate of 2,099,080 shares of restricted stock have been issued, of which, 573,655 had vested and 390,500 had been canceled. As of September 30, 2008, an aggregate of 1,118,500 shares of restricted stock had been issued, of which, 274,325 had vested and 25,000 had been canceled.

As of September 30, 2009, an aggregate of 90,412 restricted stock units have been issued, of which none had vested or been forfeited. As of September 30, 2008, an aggregate of 45,750 restricted stock units had been issued, of which none had vested or been forfeited.

Index

The following table summarizes restricted stock and restricted stock units activity during the nine months ended September 30, 2009:

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2008	488,840

Granted	850,942
Vested	(35,475)
Canceled	-

Non-Vested at March 31, 2009	1,304,307

Granted	93,800
Vested	(46,165)
Canceled	-

Non-Vested at June 30, 2009	1,351,942

Granted	59,000
Vested	(185,605)
Canceled	-

Non-Vested at September 30, 2009	1,225,337

Restricted stock awards and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the three months ended September 30, 2009 and 2008 was $967,245 and $1,073,221 respectively. The total intrinsic value of restricted stock for which the restrictions lapsed during the nine months ended September 30, 2009 and 2008 was $1,214,887 and $1,437,676, respectively.

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

Options granted to non-employee consultants have exercise prices equal to the fair market value of the stock on the date of grant and a contractual term of ten years. Restricted stock awards granted to non-employee consultants have a contractual term equal to the lapse of restriction(s) of each specific award. The fair values of the share-based awards are being expensed at their fair value per share as of each reporting period. Vesting periods for share-based awards granted to non-employee consultants range from one month to three years depending on service requirements. During the three and nine months ended September 30, 2009, the Company recognized expenses of $66,678 and $263,946, respectively, related to share-based awards granted to non-employee consultants. During the three and nine months ended September 30, 2008, the Company recognized expenses of ($12,535) and $185,827, respectively, related to share-based awards granted to non-employee consultants. All of these recognized expenses are included in the Company’s total share-based compensation expense for each respective period.

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

Index

As of September 30, 2009, there was approximately $10,782,143 of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s equity plans.

(3) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three and nine months ended September 30, 2009 and 2008, and the location of long-lived assets as of September 30, 2009 and December 31, 2008, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
United States	$12,714,001	$11,007,120	$39,510,301	$39,092,973
Asia	3,843,102	3,611,317	11,975,273	9,527,090
Europe, Middle East, Australia and other	4,983,066	4,993,056	15,544,300	15,025,036

Total revenues	$21,540,169	$19,611,493	$67,029,874	$63,645,099

	September 30,	December 31,
	2009	2008
Long-lived assets:
United States	$21,074,999	$20,682,794
Asia	1,628,581	1,869,963
Europe, Middle East Australia and other	723,523	386,981

Total long-lived assets	$23,427,103	$22,939,738

(4) Stock Repurchase Program

At various times from October 2001 through February 2009, the Company’s Board of Directors has authorized the repurchase of up to 14 million shares of the Company’s outstanding common stock in the aggregate. The repurchases may be made from time to time in open market transactions in such amounts as determined at the discretion of the Company’s management. The terms of the stock repurchases will be determined by management based on market conditions.

During the three months ended September 30, 2009, the Company did not repurchase any of its common stock. During the three months ended September 30, 2008, the Company repurchased 1,000,000 shares of its common stock in open market purchases for a total cost of $7,372,946. During the nine months ended September 30, 2009, the Company repurchased 566,885 shares of its common stock in open market purchases for a total cost of $1,526,124. During the nine months ended September 30, 2008, the Company repurchased 3,560,000 shares of its common stock in open market purchases for a total cost of $28,721,355. Since October 2001, the Company has repurchased a total of 7,390,935 shares of its common stock at an aggregate purchase price of $44,454,452. As of September 30, 2009, the Company had the ability to repurchase an additional 6,609,065 shares of our common stock based upon our judgment and market conditions.

Index

(5) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in February 2012. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2009 through 2012. The following is a schedule of future minimum lease payments for all operating leases as of September 30, 2009:

2009	$685,927
2010	2,250,571
2011	1,681,982
2012	341,390
$4,959,870

The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results.

On December 31, 2007, the Company entered into an Employment Agreement (“Employment Agreement”) with ReiJane Huai. Pursuant to the Employment Agreement, the Company agreed to continue to employ Mr. Huai as President and Chief Executive Officer of the Company effective January 1, 2008 through December 31, 2010, at annual salaries of $310,000, $341,000 and $375,100 for calendar years 2008, 2009 and 2010, respectively. The Employment Agreement also provides for the potential payment of annual bonuses to Mr. Huai, in the form of restricted shares of the Company’s common stock, based on the Company’s operating income (or “bonus targets” as defined in the Employment Agreement) and for certain other contingent benefits set forth in the Employment Agreement. Pursuant to the Employment Agreement, any annual bonus of restricted stock due to Mr. Huai for 2009 shall be issued within seventy-five (75) days of the end of fiscal 2009, assuming the bonus targets are achieved. The restricted stock is subject to a three-year vesting period commencing from the date of grant. During the nine months ended September 30, 2009, and in accordance FASB ASC Topic 718, the Company recognized approximately $102,000 of share-based compensation expense, which was classified as a liability award, as the service date precedes the grant date, within the Company’s condensed consolidated balance sheets, based upon the Company’s projected bonus award due to Mr. Huai for 2009.

 (6) Income Taxes

The Company’s provision for income taxes consists of U.S., state and local, and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The Company’s 2009 annual effective tax rate is estimated to be approximately 12% (which includes the impact of the discrete benefit related to the Company’s research and development tax credits, see below) based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the nine months ended September 30, 2009, the Company recorded an income tax benefit of $1,394,902 on its pre-tax book loss of $3,010,554. The income tax benefit included a discrete item of $927,195 primarily related to previously unrecognized benefits in connection with the Company’s research and development tax credits. During the second quarter of 2009, the Company finalized its analysis and related documentation with respect to its research and development activities and recognized the $927,195 of research and development tax credits based on this additional analysis and applying the principles of FASB ASC Topic 740. The qualifying research and development credits range from activities from fiscal years 2003 through 2008. For the nine months ended September 30, 2008, the Company recorded a provision for income taxes of $1,840,522, which consisted of U.S., state and local and foreign taxes and included a discrete item associated with the disqualifying disposition of incentive stock options of $47,760.

Index

The Company’s total unrecognized tax benefits as of September 30, 2009 and 2008 were approximately $4.5 and $4.5 million, respectively, which if recognized, would affect the Company’s effective tax rate. As of September 30, 2009 and 2008, the Company had recorded an aggregate of approximately $79,000 and $52,000, respectively, of accrued interest and penalties.

(7) Fair Value Measurements

The Company adopted the provisions of FASB ASC Topic 820 as of January 1, 2008, and certain other provisions in October 2008 and January 2009. FASB ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received on the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants. As a basis for considering such assumptions, FASB ASC Topic 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

 Fair Value Hierarchy

FASB ASC Topic 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at September 30, 2009 and December 31, 2008 totaled $16.6 million and $15.1 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category at September 30, 2009 includes commercial paper totaling $1.4 million, and government securities and corporate debt securities totaling $22.3 million. The Level 2 category at December 31, 2008 included commercial paper totaling $0.8 million, and government securities and corporate debt securities totaling $19.3 million, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes auction rate securities, which at September 30, 2009 and December 31, 2008 totaled $1.1 million and $1.2 million, respectively, which are included within long-term marketable securities in the consolidated balance sheets.

FASB ASC Topic 820 requires the use of observable market data if such data is available without undue cost and effort.

Measurement of Fair Value

The Company measures fair value as an exit price using the procedures described below for all assets and liabilities measured at fair value. When available, the Company uses unadjusted quoted market prices to measure fair value and classifies such items within Level 1. If quoted market prices are not available, fair value is based upon financial models that use, when possible, current market-based or independently-sourced market parameters such as interest rates and currency rates. Items valued using financial generated models are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be inputs that are readily observable. If quoted market prices are not available, the valuation model used generally depends on the specific asset or liability being valued. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments.

Index

As of September 30, 2009 and December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. However, due to events in the U.S. credit markets, the auction events for these securities held by the Company failed commencing in the first quarter of 2008, and continued to fail throughout 2008 and into 2009. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis and other type of valuation model as of September 30, 2009 and December 31, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

 As of September 30, 2009 and December 31, 2008, the Company’s auction rate securities totaled $1,500,000 (at par value) and are collateralized by student loan portfolios, which are almost fully guaranteed by the United States Government. Because there is no assurance that auctions for these securities will be successful in the near term, the Company classified the fair value of the auction rate securities as Level 3 long-term investments for the periods ending September 30, 2009 and December 31, 2008, respectively. During the first quarter of 2009, the Company recorded $40,000 in other-than-temporary impairments on its auction rate securities. As of September 30, 2009, the Company had recorded $40,000 cumulatively in other-than-temporary impairments to date and a cumulative loss of $315,798 to date in accumulated other comprehensive loss. As of December 31, 2008, the losses related to the Company’s auction rate securities recorded in accumulated other comprehensive loss totaled $333,055. During the first quarter of 2009, the valuation models used to determine the fair value of these auction rate securities, as described above, indicated that two of the three investments recovered a portion of their decline in fair value as compared with the valuation models at December 31, 2008. However, one of the three investments experienced a further decline in fair value as compared with the fair value at December 31, 2008. The Company determined that the decline in the fair value of this particular investment was primarily due to the downgrade in the credit rating of certain underlying subordinate securities within the auction rate security. As a result, the Company determined a portion of the overall decline in fair value of the auction rate security to be other-than-temporary due to the creditworthiness of the underlying securities. Accordingly, any future fluctuation in the fair value related to any of the auction rate securities that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss, net of tax. Finally, with the exception of the creditworthiness of one of its auction rate securities, the Company believes that the remaining temporary declines in fair value are primarily due to liquidity concerns and not to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government.

Index

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at September 30, 2009, consistent with the fair value hierarchy provisions of FASB ASC Topic 820:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$16,641,861	$16,641,861	$-	$-
Corporate debt and government securities	1,253,737	-	1,253,737	-

Marketable securities:
Corporate debt and government securities	21,088,101	-	21,088,101	-
Commercial paper	1,399,860	-	1,399,860	-
Auction rate securities	1,144,202	-	-	1,144,202

Total assets measured at fair value	$41,527,761	$16,641,861	$23,741,698	$1,144,202

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2008, consistent with the fair value hierarchy provisions of FASB ASC Topic 820:

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

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis and other type of valuation model during the first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within the fair value hierarchy since the Company’s initial adoption of FASB ASC Topic 820 on January 1, 2008. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in FASB ASC Topic 820 as of January 1st through September 30th of each of the respective year:

Index

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Auction Rate Securities

	September 30, 2009	September 30, 2008
Beginning Balance	$1,166,945	$-
Transfers to Level 3	-	1,500,000
Total unrealized gains (losses) in accumulated
other comprehensive loss	17,257	(172,000)
Total realized losses in other income	(40,000)	-
Ending Balance	$1,144,202	$1,328,000

(8) Derivative Financial Instruments

The Company commenced the use of derivative financial instruments during the second quarter of 2009 and continues to use such derivative financial instruments, such as foreign currency forward contracts, as economic hedges to reduce exchange rate risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (i.e., receivables and payables).  The purpose of the Company’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  FASB ASC Topic 815, Derivatives and Hedging (previously SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities), requires companies to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets based upon quoted market prices for comparable instruments. The Company’s derivative instruments do not meet the criteria for hedge accounting within FASB ASC Topic 815. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the unaudited condensed consolidated statements of operations within “interest and other income, net” in the period in which they occur. The Company does not use derivative financial instruments for trading or speculative purposes.

As of September 30, 2009, the Company had no foreign currency forward contracts outstanding. During the three and nine months ended September 30, 2009, the Company recorded approximately $0.4 million of losses and $0.7 million of gains related to its foreign currency forward contracts. The Company did not utilize foreign currency forward contracts or any other derivative financial instruments during the three and nine months ended September 30, 2008.

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

 The Company’s identifiable intangible assets, customer contracts and intellectual property, have a weighted average useful life of three years. During the three months ended September 30, 2009, the Company recorded amortization expense of $38,934 and $49,050 related to intellectual property and customer contracts, respectively. For the nine months ended September 30, 2009, the Company recorded amortization expense of $116,800 and $147,150 related to intellectual property and customer contracts, respectively. During the three and nine months ended September 30, 2008, the Company recorded amortization expense of $70,500 and $42,300 related to intellectual property and customer contracts, respectively. Total accumulated amortization expense recorded as of September 30, 2009 related to intellectual property and customer contracts totaled $194,667 and $245,250, respectively. Goodwill is not amortized for book or tax purposes.

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

OVERVIEW

Our revenues for the third quarter of 2009 were below our expectations. While revenues grew 10% over the third quarter of 2008, we had expected higher growth.  Our revenues for the third quarter of 2008 had been severely impacted by the economic slowdown and a general freeze in orders from larger end users following the bankruptcy of Lehman Brothers. While general economic conditions have made only a modest improvement since last year, we had anticipated higher revenue in the third quarter of 2009.

The shortfall is partially attributable to lower than expected revenue from Sun Microsystems, one of our OEMs.  In May, 2009, Sun entered into an agreement to be acquired by Oracle Corporation. Both Oracle and Sun stated that they expected the transaction to close by the fall.  Instead, the transaction remains open while Oracle and Sun await approval from the European Union. As reported by Oracle and by Sun, this delay has had a serious negative impact on Sun’s business. This negative impact has affected those products sold by Sun for which we receive royalties.

We also had several software license transactions from which we had expected revenue that did not close in the third quarter. We expect that some of these deals will close in the fourth quarter of this year.

We are also disappointed in our net loss for the quarter. We attribute the loss to the fact that most of our expenses are fixed, in the form of salaries, benefits, office leases, and the like.  If revenues for a quarter decline, we are not able to decrease these expenses in the same time frame. We also manage our business for the long term, rather than quarter by quarter.

Revenues for the third quarter of 2009 increased 10% to $21.5 million compared with revenues of $19.6 million in the third quarter of 2008. Revenues for the third quarter of 2009 decreased 12% compared with revenues of $24.5 million in the second quarter of 2009.

Total revenues from our OEM customers increased 3% to $8.5 million for the quarter from the third quarter of 2008. EMC Corporation accounted for 17% of our revenues in the quarter, the same as in the third quarter of 2008. While there are no minimums in our agreement with EMC, we continue to anticipate that EMC will account for 10% or more of our revenues for the full year 2009. Our agreement with EMC has been in effect since December of 2003, and, subject to earlier termination in EMC’s discretion, runs until 2013.

Sun Microsystems accounted for 12% of our revenues in the quarter, compared with 11% for the third quarter of 2008. We continue to anticipate that Sun will account for 10% or more of our revenues for the full year 2009. However, the delay in the expected merger of Sun into Oracle makes it more difficult to predict the revenues we will receive from Sun. Oracle has indicated that it intends to continue the Sun product lines. Nevertheless, we expect that the continuing delays in closing the transaction, the uncertainty regarding the future of Sun’s products, and further cuts to Sun’s sales force, could have a short-term negative effect on the amount of revenues we receive from Sun.

Index

Overall, we received 40% of our total revenues for the quarter from our OEM customers and 60% from our non-OEM customers, as compared with the third quarter of 2008 when 42% of our total revenues were derived from OEM customers and 58% from non-OEM.

Net loss decreased on a year-over-year basis. We had a net loss of $2.0 million for the three months ended September 30, 2009, compared with net loss of $1.6 million for the third quarter of 2008. This loss includes $2.2 million of stock-based compensation expense for the quarter. For the third quarter of 2008, stock-based compensation expense totaled $1.6 million.

Deferred revenue at September 30, 2009 decreased 1%, compared with the balance at September 30, 2008, and decreased 5% when compared to the balance at June 30, 2009. We continue to believe that decreases in our deferred revenue are attributable to general economic conditions, rather than to any issues with our products or our customer support. Our end users typically purchase one to three years worth of maintenance and support when they initially license our products or when they renew expiring maintenance and support agreements. During 2009, we have had fewer end users purchasing maintenance and support contracts for periods longer than twelve months. From discussions with our customers, we believe that end users are less willing to make multi-year commitments than they had been when the economic outlook was more robust.

Operating expenses increased by $3 million, or 15%, compared with the third quarter of 2008. Operating expenses include $2.2 million in stock-based compensation expense for the third quarter of 2009, and $1.6 million in stock-based compensation expense for the third quarter of 2008. We will continue to monitor expenses carefully, but we do not manage the Company on a quarter to quarter basis and we will continue to invest in the long-term success of the Company.

Our gross margins decreased on a year over year basis to 80% from 82%, and also decreased from 84% for the second quarter of 2009. Our margins decreased primarily as the result of the increase in hardware costs associated with our increased sales of our bundled solutions

At September 30, 2009, we had 533 employees compared with 506 employees at September 30, 2008. We plan to continue adding research and development and sales and support personnel, both in the United States and worldwide, as necessary. We also plan to continue investing in infrastructure, including both equipment and property.

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

Index

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2008.

Revenues for the three months ended September 30, 2009 increased 10% to $21.5 million compared with $19.6 million for the three months ended September 30, 2008. Our operating expenses increased 15% from $21.0 million for the three months ended September 30, 2008 to $24.0 million for the three months ended September 30, 2009. Included in our operating expenses for the three months ended September 30, 2009 and 2008 was $2.2 million and $1.6 million, respectively, of share-based compensation expense. Net loss for the three months ended September 30, 2009 was $2.0 million compared with a net loss of $1.6 million for the three months ended September 30, 2008. Included in our net loss for the three months ended September 30, 2009 was an income tax benefit of $0.2 million compared with an income tax provision of $0.5 million for the three months ended September 30, 2008. The overall growth in revenues was due to increases in all components of our revenue sources. The primary growth in revenues was driven by increases in (i) software licenses for our network storage solution software from our installed customer base and (ii) maintenance revenue from new and existing customers. However, these increases were limited due to the continued difficult economic conditions, which commenced during the third quarter of 2008, as a result of the disruptions in the global financial markets. As a result of the current macroeconomic environment, we continue to experience slowed revenue growth, particularly in software license revenues, due to a downturn in information technology spending, and we expect this trend to continue throughout the remainder of 2009.  Revenue contribution from our OEM partners increased in absolute dollars for the three months ended September 30, 2009 as compared with the same period in 2008. Revenue from non-OEM partners increased in both absolute dollars and as a percentage of total revenue for the three months ended September 30, 2009 compared with the same period in 2008. Expenses increased in all aspects of our business as we continue to invest in our future by increasing headcount both domestically and internationally. To support our growth, we increased our worldwide headcount to 533 employees as of September 30, 2009, as compared with 506 employees as of September 30, 2008. Although our continued investments in the future through additional headcounts may impact our operating profits and margins, we believe these investments are in line with our long-term outlook. Finally, we continue to invest in our infrastructure with continued capital expenditures, particularly with purchases of equipment for support of our existing and future product offerings.

Revenues

	Three months ended September 30,
	2009	2008
Revenues:
Software license revenue	$13,615,625	$12,260,527
Maintenance revenue	6,469,942	6,190,467
Software services and other revenue	1,454,602	1,160,499

Total Revenues	$21,540,169	$19,611,493

Year-over-year percentage growth
Software license revenue	11%	0%
Maintenance revenue	5%	30%
Software services and other revenue	25%	-25%

Total percentage growth	10%	6%

Index

Software license revenue

Software license revenue is comprised of software licenses sold through our OEMs, and through (i) value-added resellers, and (ii) distributors, and/or (iii) directly to end-users (collectively “non-OEMs”). These revenues are recognized when, among other requirements, we receive a customer purchase order or a royalty report summarizing software licenses sold and the software and permanent key codes are delivered to the customer.

Software license revenue increased 11% from $12.3 million for the three months ended September 30, 2008 to $13.6 million for the three months ended September 30, 2009. Software license revenue represented 63% of our total revenues for both the three months ended September 30, 2009 and three months ended September 30, 2008. During the three months ended September 30, 2009, we experienced an increase in software license revenues which was primarily driven by an increase in the number of software solutions purchased, particularly in the U.S. when compared to the same period in 2008. During the third quarter of 2008, the economic crisis in the U.S. quickly accelerated and negatively impacted our software license revenues from the U.S.

Over the past several years, we have experienced a broader market acceptance of our software applications, and the number of new product offerings and increased demand for our products were the major contributors for our increase in both our customer base as well as the number of software solutions our installed customer base purchased. However, our overall software license revenues continued to be negatively impacted by the downturn in information technology spending as a result of the current macroeconomic environment, which commenced during the second half of 2008, and continues into 2009.  Overall, during the three months ended September 30, 2009, gross software license revenue from our OEM partners increased 9%, while gross software license revenues from our non-OEM partners increased 12% compared with the same period in 2008.

Maintenance revenue

Maintenance revenue is comprised of software maintenance and technical support services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Maintenance revenues increased 5% from $6.2 million for the three months ended September 30, 2008 to $6.5 million for the three months ended September 30, 2009.

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

Software services and other revenue

Software services and other revenues are comprised of professional services primarily related to the implementation of our software, engineering services, and sales of computer hardware. Professional services revenue is recognized in the period that the related services are performed. Revenue from engineering services is primarily related to customizing software product masters for some of our OEM partners. Revenue from engineering services is recognized in the period in which the services are completed. We have transactions in which we purchase hardware and bundled this hardware with our software and sell this bundled solution to our customer base. Our software is not essential to the functionality of the bundled hardware. The amount of revenue allocated to the software and hardware bundle is recognized as revenue in the period delivered provided all other revenue recognition criteria have been met. We further separate the software sales revenue from the hardware revenue for purposes of classification in the unaudited condensed consolidated statements of operations in a systematic and rational manner based on their deemed relative fair values. Software services and other revenue increased 25% from $1.2 million for the three months ended September 30, 2008 to $1.5 million for the three months ended September 30, 2009.

Index

The increase in software services and other revenue was primarily due to increases in both (i) computer hardware sales, which increased from $0.6 million for the three months ended September 30, 2008 to $0.8 million for the same period in 2009, and (ii) our professional services revenue, which increased from $0.6 million for the three months ended September 30, 2008 to $0.7 million for the same period in 2009. The professional services revenue varies from period to period based upon (i) the number of software license contracts sold during the year, (ii) the number of our software license customers who elected to purchase professional services, and/or (iii) the number of professional services contracts that were completed during the year. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing our software licenses. We expect the hardware revenue will continue to vary from period to period based upon the number of customers who wish to have us bundle hardware with our software for one complete solution.

Cost of Revenues

	Three months ended September 30,
	2009	2008
Total Revenues:	$21,540,169	$19,611,493

Cost of maintenance, software services
and other revenue	$4,273,444	$3,459,307
Gross Profit	$17,266,725	$16,152,186

Gross Margin	80%	82%

Cost of maintenance, software services and other revenue

Cost of maintenance, software services and other revenues consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, amortization of purchased and capitalized software and share-based compensation expense. Cost of maintenance, software services and other revenues also includes the cost of hardware purchased that was resold. Cost of maintenance, software services and other revenues for the three months ended September 30, 2009 increased $0.8 million, or 24% to $4.3 million compared with $3.5 million for the same period in 2008. The increase in cost of maintenance, software services and other revenue for the three months ended September 30, 2009 as compared with the same period in 2008 was primarily due to (i) the increase in personnel and related costs, and (ii) the increased hardware costs associated with the transactions in which we bundled purchased hardware with our software and sold the bundled solution. As a result of our increased sales from maintenance and support contracts, we continued to hire additional employees to provide technical support services. Our cost of maintenance, software services and other revenue will continue to grow in absolute dollars as our revenues from these services also increase.

Gross profit increased $1.1 million, or 7% from $16.2 million for the three months ended September 30, 2008 to $17.3 million for the three months ended September 30, 2009. Gross margins decreased to 80% for the three months ended September 30, 2009 from 82% for the same period in 2008. The increase in our gross profit for the three months ended September 30, 2009, compared with the same period in 2008, was primarily due to the 10% increase in our revenues, which was primarily offset by our continued investments in the future through increasing our headcount as well as the increased hardware costs associated with our bundles solutions. Generally, our gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales. Share-based compensation expense included in cost of maintenance, software services and other revenue increased in absolute dollars to $0.4 million from $0.3 million for the three months ended September 30, 2009 and September 30, 2008, respectively. Share-based compensation expense was equal to 2% of revenue for both the three months ended September 30, 2009 and September 30, 2008, respectively.

Index

Software Development Costs

Software development costs consist primarily of personnel costs for product development personnel, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Software development costs increased 11% to $6.9 million for the three months ended September 30, 2009 from $6.2 million in the same period in 2008. The major contributing factors to the increase in software development costs were higher salary and personnel related costs as a result of increased headcount to enhance and to test our core network storage software product and the development of new innovative products, features and options. Share-based compensation expense included in software development costs increased in absolute dollars to $0.8 million from $0.6 million for the three months ended September 30, 2009 and September 30, 2008, respectively. Share-based compensation expense included in software development costs was equal to 4% and 3% of revenue for the three months ended September 30, 2009 and September 30, 2008, respectively. We intend to continue recruiting and hiring product development personnel to support our software development process.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased 13% to $10.4 million for the three months ended September 30, 2009 from $9.2 million for the same period in 2008. The increase in selling and marketing expenses was primarily due to (i) higher commissions paid as a result of our 10% increase in revenue, (ii) higher salary and personnel related costs as a result of increased sales and marketing headcount, and (iii) higher advertising and marketing related expenses to our ongoing product branding and related advertising and marketing of such initiatives. Share-based compensation expense included in selling and marketing increased in absolute dollars to $0.7 million from $0.6 million for the three months ended September 30, 2009 and September 30, 2008, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 3% of revenue for both the three months ended September 30, 2009 and September 30, 2008, respectively. Additionally, we continue to hire new sales and sales support personnel and to expand our worldwide presence to accommodate our anticipated future revenue growth. We anticipate that as we continue to grow sales, our sales and marketing expenses will continue to increase in support of such sales growth.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased 14% to $2.4 million for the three months ended September 30, 2009 from $2.1 million for the same period in 2008. The overall increase within general and administrative expenses related to increases in various administrative costs including (i) personnel related costs and (ii) various professional fees. Share-based compensation expense included in general and administrative increased in absolute dollars to $0.3 million from $0.1 million for the three months ended September 30, 2009 and September 30, 2008, respectively. Share-based compensation expense included in general and administrative expenses was equal to 1% of revenue for the three months ended September 30, 2009 and September 30, 2008, respectively. Additionally, as we continue to increase our headcount as part of our investment in the Company’s future infrastructure, as a result of this investment, our overall general corporate overhead costs have generally increased and are likely to continue to increase.

Index

Interest and Other Income

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of September 30, 2009, our cash, cash equivalents, and marketable securities totaled $46.9 million, compared with $48.0 million as of September 30, 2008. Interest and other income decreased less than $0.1 million to $0.2 million for the three months ended September 30, 2009, compared with $0.3 million for the same period in 2008. The decrease in interest and other income was due to a decrease in our interest income. The decrease in interest income for the three months ended September 30, 2009 compared with the same period in 2008 was primarily related to the continued suppressed interest rates on average cash balances invested during the three months ended September 30, 2009, as a result of the U.S. banking liquidity crisis and difficult macroeconomic environment, which began to materially impact the financial markets during the second half of 2008. These decreases in interest income were offset by the increase in other income primarily related to foreign currency gains of $0.1 million for the three months ended September 30, 2009 as compared with a foreign currency loss of $50,000 for the same period in 2008.

Income Taxes

Our provision for income taxes consists of U.S., state and local and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended September 30, 2009, we recorded an income tax benefit of $0.2 million as compared with an income tax provision of $0.5 million for the same period in 2008. The decline in the provision for income taxes was primarily attributable to the overall decrease in the forecasted full year pre-tax income and the tax impact from certain non-deductible share-based compensation expenses for income tax purposes expected to be incurred. Our estimated full year effective tax rate decreased to 12% as of September 30, 2009 as compared with 78% as of September 30, 2008.

            As of January 1, 2008, we had approximately $5.1 million of federal net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards related to excess compensation deductions from previous years’ exercises of stock options. In 2008, we utilized all of our net loss carryforwards, the benefits of which were credited to additional-paid-in-capital. As of September 30, 2009 and December 31, 2008, our deferred tax assets, net of a deferred tax liabilities and valuation allowance, were $11.6 million and $10.0 million, respectively.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2008.

Revenues for the nine months ended September 30, 2009 increased 5% to $67.0 million compared with $63.6 million for the nine months ended September 30, 2008. Our operating expenses increased 12% from $62.5 million for the nine months ended September 30, 2008 to $70.1 million for the nine months ended September 30, 2009. Included in our operating expenses for the nine months ended September 30, 2009 and 2008 was $6.7 million and $6.6 million, respectively, of share-based compensation expense. Net loss for the nine months ended September 30, 2009 was $1.6 million compared with net income of $0.6 million for the nine months ended September 30, 2008. Included in our net loss for the nine months ended September 30, 2009 was an income tax benefit of $1.4 million compared with an income tax provision of $1.8 million for the nine months ended September 30, 2008. The $1.4 million income tax benefit was primarily attributable to (i) a discrete benefit of $0.9 million related to research and development credits we recognized during the nine months ended September 30, 2009, and (ii) the impact of our estimated full year effective tax rate on our pre-tax losses for the nine months ended September 30, 2009. The growth in revenues was primarily due to increases in our (i) software licenses for our network storage solution software from our installed customer base and (ii) maintenance revenue from new and existing customers. However, these increases were limited due to the continued difficult economic conditions, which commenced during the third quarter of 2008, as a result of the disruptions in the global financial markets. As a result of the current macroeconomic environment, we continue to experience slowed revenue growth, particularly in software license revenues, due to a downturn in information technology spending, and we expect this trend to continue throughout the remainder of 2009. Revenue contribution from our OEM partners decreased in both absolute dollars and as a percentage of total revenues for the nine months ended September 30, 2009 as compared with the same period in 2008. Revenue from non-OEM partners increased in both absolute dollars and as a percentage of total revenue for the nine months ended September 30, 2009 as compared with the same period in 2008. Expenses increased in all aspects of our business as we continue to invest in our future by increasing headcount both domestically and internationally. To support our growth, we increased our worldwide headcount to 533 employees as of September 30, 2009, as compared with 506 employees as of September 30, 2008. Although our continued investments in the future through additional headcounts may impact our operating profits and margins, we believe these investments are in line with our long-term outlook. Finally, we continue to invest in our infrastructure by continued capital expenditures, particularly with purchases of equipment for support of our existing and future product offerings.

Index

Revenues

	Nine months ended September 30,
	2009	2008
Revenues:
Software license revenue	$44,346,747	$42,597,810
Maintenance revenue	18,823,718	16,826,595
Software services and other revenue	3,859,409	4,220,694

Total Revenues	$67,029,874	$63,645,099

Year-over-year percentage growth

Software license revenue	4%	23%
Maintenance revenue	12%	23%
Software services and other revenue	-9%	-3%

Total percentage growth	5%	21%

Software license revenue

Software license revenue increased 4% from $42.6 million for the nine months ended September 30, 2008 to $44.3 million for the nine months ended September 30, 2009. Software license revenue represented 66% of our total revenues for nine months ended September 30, 2009 and 67% of our total revenues for the same period in 2008. Over the past several years, we have experienced a broader market acceptance of our software applications and the number of new product offerings and increased demand for our products were the major contributors for our increase in both our customer base as well as the number of software solutions our installed customer base purchased. During the nine months ended September 30, 2009, we experienced an increase in software license revenues which was primarily driven by our existing enterprise customers as well as new and existing channel partners, particularly in the U.S. when compared to the same period in 2008. During the third quarter of 2008, the economic crisis in the U.S. quickly accelerated and negatively impacted our software license revenues from the U.S.

Our overall software license revenues continued to be impacted by the downturn in information technology spending as a result of the current macroeconomic environment, which commenced during the second half of 2008, and continues into 2009. Overall, during the nine months ended September 30, 2009, gross software license revenue from our OEM partners decreased 6%, while gross software license revenues from our non-OEM partners increased 11% when compared with the same period in 2008.

Maintenance revenue

Maintenance revenues increased 12% from $16.8 million for the nine months ended September 30, 2008 to $18.8 million for the nine months ended September 30, 2009. The major factor behind the increase in maintenance revenue was an increase in the number of maintenance and technical support contracts we sold. As we are in business longer, and as we license more software to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. We expect our maintenance revenue to continue to increase primarily because (i) the majority of our new customers purchase maintenance and support contracts, and (ii) the majority of our growing existing customer base renewed their maintenance and support contracts after their initial contracts expired.

Index

Software services and other revenue

During the nine months ended September 30, 2009 and September 30, 2008, we had transactions in which we purchased hardware and bundled this hardware with our software and then sold this bundled solution to our customer base. Software services and other revenue decreased 9% from $4.2 million for the nine months ended September 30, 2008 to $3.9 million for the nine months ended September 30, 2009.

The decrease in software services and other revenue was primarily due to decreases in computer hardware sales, which declined from $2.4 million for the nine months ended September 30, 2008 to $1.7 million for the same period in 2009. These decreases were partially offset by increases in professional services revenues, which grew from $1.8 million for the nine months ended September 30, 2008 to $2.1 million for the same period in 2009. The professional services revenue varies from period to period based upon (i) the number of software license contracts sold during the year, (ii) the number of our software license customers who elected to purchase professional services, and/or (iii) the number of professional services contracts that were completed during the year. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing our software licenses. We expect the hardware revenue will continue to vary from period to period based upon the number of customers who wish to have us bundle hardware with our software for one complete solution.

Cost of Revenues

	Nine months ended September 30,
	2009	2008
Total Revenues:	$67,029,874	$63,645,099

Cost of maintenance, software services
and other revenue	$12,034,354	$10,359,199
Gross Profit	$54,995,520	$53,285,900

Gross Margin	82%	84%

Cost of maintenance, software services and other revenue

Cost of maintenance, software services and other revenues for the nine months ended September 30, 2009 increased by 16% to $12.0 million compared with $10.4 million for the same period in 2008. The increase in cost of maintenance, software services and other revenue for the nine months ended September 30, 2009 as compared with the same period in 2008 was primarily due to (i) the increase in personnel and related costs, and (ii) the increase in amortization related to purchased and capitalized software, specifically related to the acquisition of World Venture Limited on July 1, 2008 (see Note (9) Acquisitions to our unaudited condensed consolidated financial statements for additional information). These increases were partially offset by decreases in hardware costs, as a result of the decline in hardware sales during the nine months ended September 30, 2009, as compared to the same period in 2008. As a result of our increased sales from maintenance and support contracts, we continued to hire additional employees to provide technical support services. Our cost of maintenance, software services and other revenue will continue to grow in absolute dollars as our revenues from these services also increase.

Index

Gross profit increased $1.7 million, or 3%, from $53.3 million for the nine months ended September 30, 2008 to $55.0 million for the nine months ended September 30, 2009. Gross margins decreased to 82% for the nine months ended September 30, 2009 from 84% in the same period in 2008. The increase in our gross profit for the nine months ended September 30, 2009, as compared with the same period in 2008, was primarily due to the 5% increase in our revenues, which was offset by our continued investments in the future through increasing our headcount which adversely impacted our gross margins. Generally, our gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales. Share-based compensation expense included in the cost of maintenance, software services and other revenue increased in absolute dollars to $1.1million from $1.0 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. Share-based compensation expense was equal to 2% of revenue for both the nine months ended September 30, 2009 and September 30, 2008.

Software Development Costs

Software development costs increased 9% to $20.0 million for the nine months ended September 30, 2009 from $18.4 million in the same period in 2008. The major contributing factors to the increase in software development costs were higher salary and personnel related costs as a result of increased headcount to enhance and to test our core network storage software product and the development of new innovative products, features and options. Share-based compensation expense included in software development costs remained consistent at $2.3 million for both the nine months ended September 30, 2009 and September 30, 2008, respectively. Share-based compensation expense included in software development costs was equal to 3% and 4% of revenue for the nine months ended September 30, 2009 and September 30, 2008, respectively. We intend to continue recruiting and hiring product development personnel to support our software development process.

Selling and Marketing

Selling and marketing expenses increased 12% to $31.0 million for the nine months ended September 30, 2009 from $27.7 million for the same period in 2008. The increase in selling and marketing expenses was primarily due to (i) higher salary and personnel related costs as a result of increased sales and marketing headcount, (ii) higher advertising and marketing related expenses to our ongoing product branding and related advertising and marketing of such initiatives, and to a lesser extent (iii) higher commissions paid as a result of our 5% increase in revenue. Share-based compensation expense included in selling and marketing decreased in absolute dollars to $2.4 million from $2.6 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 4% of revenue for both the nine months ended September 30, 2009 and September 30, 2008. In addition, we continued to hire new sales and sales support personnel and to expand our worldwide presence to accommodate our anticipated future revenue growth. We anticipate that as we continue to grow sales, our sales and marketing expenses will continue to increase in support of such sales growth.

General and Administrative

 General and administrative expenses increased 15% to $7.0 million for the nine months ended September 30, 2009 from $6.1 million for the same period in 2008. The overall increase within general and administrative expenses related to increases in various administrative costs including (i) personnel related costs, (ii) various professional fees and (iii) general corporate insurances. Share-based compensation expense included in general and administrative increased in absolute dollars to $0.8 million from $0.6 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. Share-based compensation expense included in general and administrative expenses was equal to 1% of revenue for both the nine months ended September 30, 2009 and September 30, 2008. Additionally, as we continue to increase our headcount as part of our investment in the Company’s future infrastructure, our overall general corporate overhead costs have generally increased and are likely to continue to increase.

Index

Interest and Other Income

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of September 30, 2009, our cash, cash equivalents, and marketable securities totaled $46.9 million, compared with $48.0 million as of September 30, 2008. Interest and other income decreased $1.2 million to less than $0.1 million for the nine months ended September 30, 2009, compared with $1.2 million for the same period in 2008. The decrease in interest and other income was due to a decrease in our interest income. The decrease in interest income for the three months ended September 30, 2009 compared with the same period in 2008 was primarily related to the continued suppressed interest rates on average cash balances invested during the nine months ended September 30, 2009, as a result of the U.S. banking liquidity crisis and difficult macroeconomic environment, which began to materially impact the financial markets during the second half of 2008 and continue through 2009. In addition, also contributing to the decline in interest and other income were foreign currency losses of $0.4 million incurred during the nine months ended September 30, 2009 as compared with a foreign currency loss of $50,000 for the same period in 2008.

Income Taxes

Our provision for income taxes consists of U.S., state and local and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the nine months ended September 30, 2009, we recorded an income tax benefit of $1.4 million as compared with an income tax provision of $1.8 million for the same period in 2008. The decline in the provision for income taxes was primarily attributable to (i) a discrete benefit of $0.9 million as a result of our previously unrecognized tax benefits in connection with our completion of a research and development study we finalized during the second quarter of 2009, and (ii) an overall decrease in the forecasted full year pre-tax income and the tax impact from certain non-deductible share-based compensation expenses for income tax purposes expected to be incurred. Our estimated full year effective tax rate decreased to 12% as of September 30, 2009 as compared with 78% as of September 30, 2008.

As of January 1, 2008, we had approximately $5.1 million of federal net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards related to excess compensation deductions from previous years’ exercises of stock options. In 2008, we utilized all of our net loss carryforwards, the benefits of which were credited to additional-paid-in-capital. As of September 30, 2009 and December 31, 2008, our deferred tax assets, net of a deferred tax liabilities and valuation allowance, were $11.6 million and $10.0 million, respectively.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based compensation expense, acquisitions, goodwill and other intangible assets, and fair value measurements. As discussed further in Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Summary of Significant Accounting Policies – New Accounting Pronouncements, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) as the single source of authoritative nongovernmental GAAP during the quarter ended September 30, 2009. In the current quarter financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature.

Revenue Recognition. We recognize revenue in accordance with the provisions of FASB ASC Subtopic 985-605, Software - Revenue Recognition, (previously Statement of Position 97-2, Software Revenue Recognition, as amended).  Software license revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract for nonrefundable royalty advances received from OEMs or a customer purchase order or a royalty report summarizing software licenses sold for each software license resold by an OEM, distributor or solution provider to an end user. The software license fees are fixed and determinable as our standard payment terms range from 30 to 90 days, depending on regional billing practices, and we have not provided any of our customers extended payment terms. When a customer licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance for its fair value based on the contractual maintenance renewal rate.

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

Deferred Income Taxes. Consistent with the provisions of FASB ASC Topic 740, Income Taxes, (previously SFAS No. 109, Accounting for Income Taxes), we regularly estimate our ability to recover deferred tax assets, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable. We also have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes, as well as estimating foreign tax credits. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies.

Accounting for Share-Based Payments. As discussed further in Note (2), Share-Based Payment Arrangements, to our unaudited condensed consolidated financial statements, we account for stock-based awards in accordance with the provisions of FASB ASC Topic 505, Equity and FASB ASC Topic 718, Compensation-Stock Compensation, (previously SFAS No. 123(R), Share-Based Payments).

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued after December 31, 2007 was determined pursuant to SEC Staff Accounting Bulletin (“SAB”) No. 110. The expected term of the awards issued prior to January 1, 2008 was determined using the “simplified method” prescribed in SAB No. 107. Additionally, we estimate forfeiture rates based primarily upon historical experiences, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends, and recognize the effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006, in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three and nine months ended September 30, 2009 and 2008 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

Index

Acquisitions. We account for acquisitions in accordance with the provisions of FASB ASC Topic 805, Business Combination, (previously SFAS No. 141(R), Business Combinations). Under FASC ASC Topic 805, the acquiring company allocates the purchase price of the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, including intangible assets that can be identified. The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. Among other sources of relevant information, we use independent appraisals or other valuations to assist in determining the estimated and final recorded fair value of assets and liabilities acquired. As discussed further in Note (9), Acquisitions, in our unaudited condensed consolidated financial statements, during the third quarter of 2008 we purchased certain assets of World Venture Limited for an aggregate purchase price of $1.7 million including transaction and closing costs, and recorded approximately $0.6 million of goodwill as a result of the related fair value appraisals performed.

Goodwill and Other Intangible Assets. As discussed further in Note (1), Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements, we account for goodwill and other intangible assets in accordance with the provisions of FASB ASC Topic 350, Intangibles – Goodwill and Other (previously SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets). FASB ASC Topic 350 requires an impairment-only approach to accounting for goodwill and other intangibles with an indefinite life. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of our fiscal year.

As of each September 30, 2009 and December 31, 2008, we had $4.2 million of goodwill and $0.9 million and $1.4 million (net of amortization) respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives, which typically is three-years. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of September 30, 2009 and December 31, 2008, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

Fair Value Measurement. As discussed further in Note (7), Fair Value Measurements, to our unaudited condensed consolidated financial statements, we determine fair value measurements of both financial and nonfinancial assets and liabilities in accordance with the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, (previously SFAS No. 157, Fair Value Measurements, as amended).

In the current market environment, the assessment of the fair value of our marketable securities, specifically our debt instruments, can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in the current financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. FASB ASC Topic 820 establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Index

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using a undiscounted cash flow analysis, non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant for the three and nine months ended September 30, 2009 or for the year-ended December 31, 2008.

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

As of September 30, 2009, our investments in marketable securities included $1.5 million (at par value) of available-for-sale auction rate securities. During the first quarter of 2009, we recognized $40,000 in other-than-temporary impairments on our available-for-sale auction rate securities ($40,000 cumulatively). As of September 30, 2009, our cumulative unrealized losses related to our auction rate securities classified as available-for-sale was $315,798 ($333,055 as of December 31, 2008).

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Summary of Significant Accounting Policies – New Accounting Pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
	2009	2008
Cash provided by (used in):
Operating activities	$9,930,134	$17,471,847
Investing activities	(7,063,214)	10,761,882
Financing activities	(1,514,844)	(26,314,064)
Effect of exchange rate changes	(477,410)	(130,293)

Net increase in cash and cash equivalents	$874,666	$1,789,372

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balances as of September 30, 2009 totaled $46.9 million, compared with $42.8 million as of December 31, 2008. Cash and cash equivalents totaled $23.2 million and marketable securities totaled $23.6 million at September 30, 2009. As of December 31, 2008, we had $22.4 million in cash and cash equivalents and $20.4 million in marketable securities.

Index

During the nine months ended September 30, 2009, we continued making investments in our infrastructure to support our current and long-term growth. We increased our total number of employees as well as our investments in property and equipment to support our long-term growth. As we prepare for the future, we will continue to make investments in property and equipment and we will continue to increase our headcount. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions and if the right opportunity presents itself, we may use our cash for these purposes. However, as of the date of this filing, we have no agreements, commitments or understandings with respect to any such acquisitions.

We currently do not have any debt and our only significant commitments are related to our office leases.

At various times from October 2001 through February 2009 our Board of Directors has authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. During the nine months ended September 30, 2009, we repurchased 566,885 shares at an aggregate purchase price of $1.5 million. During the nine months ended September 30, 2008, we repurchased 3,560,000 shares at an aggregate purchase price of $28.7 million. Since October 2001, we have repurchased a total of 7,390,935 shares at an aggregate purchase price of $44.5 million. As of September 30, 2009, we had the authorization to purchase an additional 6,609,065 shares of our common stock based upon our judgment and market conditions.

Net cash provided by operating activities totaled $9.9 million for the nine months ended September 30, 2009, compared with net cash provided by operating activities of $17.5 million for the same period in 2008. The decrease in net cash provided by operating activities during the nine months ended September 30, 2009, as compared with the same period in 2008, was the result of recording a net loss of $1.6 million compared with a net income of $0.6 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to deferred income taxes; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable and deferred revenues. FASB ASC Topic 718 requires tax benefits relating to excess share-based compensation deductions to be presented as cash outflows from operating activities. We recognized tax benefits related to share-based compensation deductions of $1.6 million for the nine months ended September 30, 2008. There were no adjustments for the impact of non-cash income tax benefits for the nine months ended September 30, 2009.

Net cash used in investing activities was $7.1 million for the nine months ended September 30, 2009, compared with net cash provided by investing activities of $10.8 million for the same period in 2008. Included in investing activities for both the nine months ended September 30, 2009 and September 30, 2008 are the sales and purchases of our marketable securities. These represent the sales, maturities and reinvestment of our marketable securities. The net cash provided by investing activities from the net sales (purchases) of securities was ($3.2) million for the nine months ended September 30, 2009, and $16.1 million for the same period in 2008. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $2.8 million and $3.4 million for the nine months ended September 30, 2009 and 2008, respectively. The cash used to purchase software licenses was $1.0 million for the nine months ended September 30, 2009. We did not purchase any software licenses during the nine months ended September 30, 2008. The cash used in the acquisitions was $1.7 million for the nine months ended September 30, 2008. We did not have any acquisitions during the nine months ended September 30, 2009. We continually evaluate potential software licenses purchases and acquisitions, and we may continue to make similar investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures as we continue to invest in our infrastructure to support our ongoing future growth and expansion both domestically and internationally.

Net cash used in financing activities was $1.5 million and $26.3 million for the nine months ended September 30, 2009 and September 30, 2008, respectively. Cash outflows from financing activities result from the repurchase of our outstanding common stock. During the nine months ended September 30, 2009, we repurchased 566,885 shares of our common stock at an aggregate purchase price of $1.5 million. During the nine months ended September 30, 2008, we repurchased 3,560,000 shares of our common stock at an aggregate purchase price of $28.7 million. Cash inflows from financing activities primarily result from the proceeds received from the exercise of stock options. We did not have any material cash inflows from the proceeds of exercise of stock options for the nine months ended September 30, 2009. During the nine months ended September 30, 2008, we received proceeds from the exercise of stock options of $0.8 million. During the nine months ended September 30, 2008, cash inflows from financing activities were also impacted by the tax benefits recognized as a result of excess share-based compensation deductions and exercises of stock options. FASB ASC Topic 718 requires that tax benefits relating to excess share-based compensation deductions be presented as cash inflows from financing activities. We recognized tax benefits related to share-based compensation deductions of $1.6 million for the nine months ended September 30, 2008. There was no tax benefits related to share-based compensation deductions recognized during the nine months ended September 30, 2009.

Index

As discussed in Note (7), Fair Value Measurements, to our unaudited condensed consolidated financial statements, we adopted the provisions of FASB ASC Topic 820 effective January 1, 2008. We utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we hold totaling $1.5 million, at par value, as of September 30, 2009 and December 31, 2008.

As of September 30, 2009 and December 31, 2008, $1.5 million (at par value) of our investments were comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. During the first quarter of 2008, we began experiencing failed auctions on auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 or 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term, and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our unaudited condensed consolidated balance sheet at September 30, 2009 and December 31, 2008, respectively.

Our auction rate securities are classified as available-for-sale securities and are reflected at fair value. In prior periods during the auction process, quoted market prices were readily available, which would qualify the securities as Level 1 under FASB ASC Topic 820. However, due to events in the credit markets beginning in the second half of 2008, and continuing into 2009, the auction events for most of these instruments failed and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of September 30, 2009 and December 31, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Due to these events, we reclassified these instruments as Level 3 commencing in 2008 and we continue to do so in 2009.

 As of September 30, 2009, we have recorded $40,000 cumulatively in other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $315,798 in accumulated other comprehensive loss. As of December 31, 2008, the losses related to our auction rate securities recorded in accumulated other comprehensive loss totaled $333,055. During the first quarter of 2009, the valuation models used to determine the fair value of these auction rate securities, as described above, indicated that two of three of our investments recovered a portion of their decline in fair value as compared with the valuation models at December 31, 2008. However, one of the three investments experienced a further decline in fair value as then compared with December 31, 2008. We then determined the decline in the fair value of this particular investment was the result of a downgrade in the credit rating of certain underlying subordinate securities within the auction rate security. As a result, we determined a portion of the overall decline in fair value of the auction rate security to be other-than-temporary due to the creditworthiness of the underlying securities, and accordingly recorded $40,000 in other-than-temporary impairments on this auction rate security. Accordingly, any future fluctuation in the fair value related to any of the auction rate securities that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss, net of tax. Finally, with the exception of the creditworthiness of one of our auction rate securities, we believe that the remaining temporary declines in fair value are primarily due to liquidity concerns and not to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future that we determine that a valuation adjustment is other-than-temporary, we will record a charge to earnings in the period of determination.

Index

Finally, our holdings of auction rate securities (at par value) represented approximately 3% of our cash equivalents, and marketable securities balance at both September 30, 2009 and December 31, 2008, respectively, which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the decline in fair value deemed to be temporary is primarily due to liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2009 and December 31, 2008, we had no off-balance sheet arrangements.

Item 3.   Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $46.9 million as of September 30, 2009. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 45% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at September 30, 2009.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the nine months ended September 30, 2009 and full year ended December 31, 2008, approximately 41% and 40%, respectively, of our sales were from outside the United States. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. dollar versus the Euro, Japanese yen, the New Taiwanese Dollar, Korean won, and to a lesser extent the Canadian dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the remeasurement of such balances on our balance sheets.

Index

If foreign currency exchange rates were to change adversely by 10% from the levels at September 30, 2009, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $0.9 million. Commencing in the second quarter of 2009, we began entering into foreign currency hedges to minimize our exposure to changes in certain foreign currency exchange rates on the balance sheet (see Note (8), Derivative Financial Instruments, to our unaudited condensed consolidated financial statements.) The above analysis disregards the possibility that rate for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.   Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal controls over financial reporting occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We tend to have one or more customers account for 10% or more of our revenues during each fiscal quarter.  For the quarter ended September 30, 2009, two customers together accounted for 29% of our revenues. Both customers, EMC Corporation and Sun Microsystems, are OEM customers. While we believe that we will continue to receive revenues from these two customers, our agreements do not have any minimum sales requirements and we cannot guarantee continued revenue. Our agreements with both EMC and Sun run until 2013, but both EMC and Sun have the discretion to terminate their agreements at any time.  If our contracts with these customers terminate, or if the volume of sales from these customers significantly declines, it would have a material adverse effect on our operating results.

Index

In addition, as of September 30, 2009, the Company did not have any customers that accounted for 10% or more of the accounts receivable balance.

The change in control of Sun Microsystems could hurt our short-term and/or long-term results.

In April, 2009, Oracle Corporation and Sun Microsystems announced that they had entered into an agreement for Oracle to purchase Sun. The transaction has not yet closed. The continuing uncertainty regarding when and if the transaction will be approved by the European Union has harmed Sun’s sales activities, including sales of the Sun products for which we receive royalties.

Oracle has publicly stated that it intends to retain Sun’s existing hardware lines, which would include the Sun products that incorporate our software and for which we receive license fees from Sun.  However, there can be no assurance that Oracle will continue to sell the Sun products for which we receive royalties or that Oracle will promote these products to the same degree as Sun has promoted them. In addition, it is expected that Oracle will make cuts in the combined Oracle-Sun workforce. Oracle could cut the marketing and sales personnel most familiar with the Sun products for which we receive royalties. Last, uncertainty concerning the future of the Sun products could depress sales of those products in the short term, even if the products are ultimately offered for the long term.  In all of these cases, our revenues could suffer which could negatively impact our short-term and/or long-term results

Foreign currency fluctuations may impact our revenues.

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

In addition to currency translation risks, we incur currency transaction risk whenever we enter into either a purchase or a sales transaction using a currency other than the local currency of the transacting entity. Given the volatility of exchange rates, we cannot be assured we will be able to effectively manage our currency transaction and/or translation risks. Volatility in currency exchange rates may have a material effect on our financial condition or results of operations. During the nine months ended September 30, 2009, we had a $0.4 million loss due to currency rate fluctuations.

In April 2009, we began a program to hedge some of our foreign currency risks. The hedging program will not remove all downside risk and limits the gains we might otherwise receive from currency fluctuations. There can be no assurance that we will be able to enter into future currency hedges on terms acceptable to us (see Note (8) Derivative Financial Instruments to our unaudited condensed consolidated financial statements).

Index

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of September 30, 2009, we had outstanding options to purchase 11,830,828 shares of our common stock and we had an aggregate of 1,225,337 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $5.08 per share. We also had 2,481,409 shares of our common stock reserved for issuance under our equity plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (2), Share-Based Payment Arrangements, to our unaudited condensed consolidated financial statements.

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

As of September 30, 2009, we held short-term and long-term marketable securities aggregating $23.6 million. We invest in a mixture of corporate bonds, government securities and marketable debt securities, the majority of which are high investment grade, and we limit the amount of credit exposure through diversification and investment in highly rated securities. However, investing in highly rated securities does not entirely mitigate the risk of potential declines in market value. A further deterioration in the economy, including further tightening of credit markets or significant volatility in interest rates, could cause our marketable securities to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Index

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

November 6, 2009