Form 10-K
period 2009-12-31
FALCONSTOR SOFTWARE INC
filed 2010-03-12
CIK 922521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.

OR

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 0-23970

FALCONSTOR SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0216135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Huntington Quadrangle, Suite 2S01 Melville, New York	11747
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  631-777-5188

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange on Which
Title of Each Class	the Securities are Registered
Common Stock, $.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                                                               Accelerated Filer ☒
Non-Accelerated Filer ☐                                                               Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2009 was $165,268,631 which value, solely for the purposes of this calculation excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of February 26, 2010 was 52,521,836 and 44,516,601, respectively.

Documents Incorporated by Reference:

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

2009 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

OVERVIEW

FalconStor Software, Inc. (“FalconStor”, the “Company”, “we”, “our” or “us”) is the market leader in disk-based data protection.  We deliver proven, comprehensive, data protection solutions that facilitate the continuous availability of business-critical data with speed, integrity, and simplicity. Our TOTALLY Open™ data protection solutions, built upon the award-winning IPStor® virtualization platform, include the industry leading Virtual Tape Library (VTL) with data deduplication for backup optimization, Continuous Data Protector (CDP) for fast data recovery, Network Storage Server (NSS)  for storage virtualization and provisioning, and File-interface Deduplication System (FDS) for capacity optimized storage solutions. All of our solutions are enabled with WAN-optimized replication technology for cost-effective disaster recovery and remote office protection.  From the Fortune 1000 to small and medium-size businesses, customers across a vast range of industries worldwide have implemented FalconStor solutions in their production IT environments in order to meet their recovery time objectives (RTO) and recovery point objectives (RPO), as well as to manage their storage infrastructures with minimal total cost of ownership (TCO) and with optimal return on investment (ROI).

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

Designed to contain escalating costs, FalconStor solutions enable companies to aggregate heterogeneous, distributed storage capacity and to centralize administration of both storage resources and business-critical data services such as backup, snapshot, replication, and data migration. Companies benefit from lower administrative overhead, elimination of storage over-provisioning, massive scalability, and the ability to make cost-effective storage allocation and purchasing decisions. Moreover, FalconStor’s commitment to a TOTALLY Open software-based approach to storage networking entails any-to-any connectivity  via native support for industry standards (including Fibre Channel,  iSCSI, SCSI,  SAS,  SATA  and  emerging  standards  such  as InfiniBand and Fibre Channel over Ethernet) and delivers  unified  support  for  multiple  storage architectures.  As a result, FalconStor solutions provide companies of any size and complexity with the freedom to leverage IP/iSCSI-, Fibre Channel-, or InfiniBand-based networks and to implement their choice of state-of-the-art equipment based on any standard protocol from any storage manufacturer, without rendering their existing or future investments obsolete.

Recognizing the value propositions of FalconStor’s proven, cutting-edge technology, multiple partners utilize FalconStor’s innovative software products – including CDP, FDS, NSS, and VTL to power their storage appliances and their bundled solutions. FalconStor’s products have been certified by such industry leaders as 3COM, 3Par, Acer, Adaptec, Brocade, Bus-Tech, Cisco, Citrix, Compellent, Dell, Dynamic Solutions International, EMC, Hitachi Data Systems, HP, IBM, Intel, Lanchao, LSI Logic, Microsoft, NEC, Nexsan, Oracle, Pillar Data Systems, Promise, QLogic, SeaChange, Spectra Logic, Symantec, Violin Memory, Voltaire, VMware, and Xiotech.

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

FalconStor was incorporated in Delaware as Network Peripherals, Inc., in 1994.  Pursuant to a merger with FalconStor Inc., in 2001, the former business of Network Peripherals, Inc., was discontinued, and newly re-named FalconStor Software, Inc., continued the storage software business started in 2000 by FalconStor, Inc.  FalconStor’s headquarters are located at 2 Huntington Quadrangle, Suite 2S01, Melville, NY 11747. The Company also maintains offices in California and Massachusetts and throughout Europe, Asia and Australia.

PRODUCTS AND TECHNOLOGY

FalconStor’s products and solutions are built on the IPStor common network infrastructure software platform that provides the most reliable and complete disk-based data protection and storage virtualization solutions. FalconStor data protection solutions accelerate or eliminate the backup window, which allows users to recover data in minutes, anytime, anywhere, with 100% data integrity. FalconStor offers the following core products: VTL with deduplication, CDP, NSS and FDS. All FalconStor products are enabled with WAN-optimized replication technology for cost-effective disaster recovery and remote/branch office protection. FalconStor solutions share several key technologies that foster seamless integration and offer a competitive edge.

One independent, TOTALLY Open data protection platform - FalconStor solutions provide complete independence to choose any storage or connectivity, delivering comprehensive data protection across the enterprise, and scaling from the data center to the remote office or single user desktop.

Integrated - FalconStor solutions are built on a common storage virtualization platform, eliminating the compatibility and integration issues typically found with “bolted together” solutions created from disparate products with different development histories.  In addition, FalconStor solutions are built to seamlessly integrate within customers’ environments to provide a high level of data services and protection to business applications.

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

FalconStor’s data protection solutions address the full spectrum of data protection business challenges, from the need to accelerate backup to the need to recover data after a disaster.  Customers today are facing massive data growth.  Gartner analyst David Cappuccio estimates enterprise data growth over the next 5 years to be 650% and that 80% of this will be unstructured data. Backup windows have not only shrunk; for many organizations they have disappeared altogether.  Traditional backup has also been plagued with media and hardware failures. These are some of the issues addressed by FalconStor VTL or FalconStor FDS, depending on the customers’ environments. In addition, the time to recover is also shrinking, so companies need more recovery points and times, rather than the once-a-day recovery point offered by daily backup. For this they turn to the FalconStor CDP solution to provide them with instant data availability and with many granular points of recovery. To improve the day-to-day management issues that arise from explosive storage growth, customers use the FalconStor NSS solution to virtualize, to provision, and to protect their data.  And for protecting remote office data from disasters, FalconStor has built a highly efficient replication solution that integrates with all of its product lines - VTL, CDP, NSS, and FDS. Because all of these solutions are built from a single technology platform, deployment is simplified and businesses benefit from the peace of mind knowing that FalconStor solutions work together in an easily managed and a highly efficient fashion, with high data availability and rapid recovery always paramount.

Deployment options

FalconStor sells its solutions as standalone software, as software pre-installed on FalconStor-supplied hardware appliances, or as virtual appliances.

Solutions

FalconStor offers a wide range of data protection and storage virtualization solutions:

•	Storage Virtualization, Provisioning, and Management – FalconStor NSS

•	Tape Backup Optimization – FalconStor VTL

•	Unified Backup and Disaster Recovery – FalconStor CDP

•	Storage Capacity Optimization – FalconStor FDS

FalconStor provides data protection services at all levels from operating systems and application software, to files, databases, and messaging data, across the entire organization.  Our products are scalable, allowing FalconStor solutions to address the needs of small/medium businesses, large organizations, and global enterprises. Our solutions offer high availability (HA) through RAID, synchronous and asynchronous mirroring, HA failover, and clustering technologies.

Network Storage Server (NSS)

FalconStor® Network Storage Server (NSS) integrates storage virtualization and provisioning across multiple disk arrays and connection protocols for an easy-to-use, scalable SAN solution. From a small iSCSI virtual server lab to an enterprise-class Fibre Channel SAN running Tier-1 database applications, FalconStor NSS is designed to meet all of the storage needs of any organization.

By virtualizing storage on any disk array, FalconStor NSS provides the ability to pool and tier disk assets, simplifying provisioning, reducing allocation errors, and maximizing resource utilization. This allows IT organizations to avoid over-provisioning of disk resources and to bring new servers and projects online quickly and efficiently. FalconStor NSS incorporates a full set of application-aware data protection services, including real-time synchronous mirroring, volume snapshots and site-to-site WAN-optimized data replication, for disaster recovery.

Virtual server environments are well served by virtualized storage.  FalconStor NSS is designed to make it easy to create a new disk resource to house virtual machine files, and disk resources are re-allocated to different servers or shared among servers to facilitate virtual machine high-availability operations that require shared disk. Specific integration tools allow FalconStor NSS to service virtual server environments in an optimal manner providing rapid and effective recovery processes of a virtual machine or entire virtual server farms.

In addition, FalconStor NSS enables and automates server-less backup processes.  FalconStor backup server integration tools offload backup processes from the server to the FalconStor NSS repository, freeing up the application host server and completely eliminating the backup window.

The FalconStor NSS Virtual Appliance enables cost-effective server virtualization by converting internal or external server storage resources into shared storage resources to enable high availability options across virtual servers. The solution reduces infrastructure cost and complexity while maximizing customers’ return on investment. The FalconStor NSS Virtual Appliance brings all the benefits and features of server and storage virtualization to the remote and branch offices to reduce costs and to enable effective data protection and recovery solutions across the enterprise.

Virtual Tape Library (VTL)

FalconStor® Virtual Tape Library (VTL) is the industry’s leading virtual tape solution, and we believe it is unmatched in terms of performance and scalability.  With virtual tape, backups complete faster and more reliably, with little or no change needed to the backup environment. It enhances backup operations seamlessly without changing any backup processes or policies. Sophisticated physical tape integration and data security complete the solution.  Designed from the start as an enterprise-class application, FalconStor VTL can achieve high backup speeds allowing users to solve the single biggest issue in backup: meeting the backup window.

Built-in data deduplication significantly reduces the amount of data needed to be stored on disk. By eliminating redundant backup data, the storage footprint can be reduced by 95% or more, allowing organizations to keep weeks or even months worth of data on disk, for fast, dependable restore, without any of the reliability concerns of a tape-based restore.

While deduplication can eliminate or greatly reduce the need for physical tapes, many organizations still require tape for long-term, off-site, or archival storage. FalconStor VTL has what it believes are the industry’s most sophisticated and the broadest integration with physical tape libraries, allowing companies to export data directly to physical tape, leveraging the speed of the FalconStor VTL without impacting the backup network.

FalconStor VTL also supports small and remote office environments through FalconStor VTL storage appliances and small footprint virtual appliances.

Continuous Data Protector (CDP)

FalconStor® Continuous Data Protector (CDP) technology reinvents the way data backup and recovery are implemented and performed. Moving far beyond failure-prone once-a-day tape backup models, FalconStor CDP combines local and remote protection into a cost-effective, unified, disk-based solution that allows organizations to recover data back to the most recent transaction. Combining application-aware snapshot agents and continuous journaling functions, FalconStor CDP enables customers to recover data to any point in time. The Recovery Point Objective (RPO) shrinks to mere seconds.

In addition, FalconStor CDP software delivers instant data availability and reliable recovery, bringing business applications back online in a matter of minutes after a failure. Using a wealth of sophisticated technologies — including application integration, physical-to-virtual recovery, and WAN-optimized replication — entire systems can be restored in under ten minutes. Lost files can be recovered in as little as two minutes. Data is protected in its native format, and is instantly accessible. With FalconStor CDP, the Recovery Time Objective (RTO) changes from hours to minutes, minimizing system downtime and economic impact.

In addition, FalconStor CDP enables and automates serverless backup processes. FalconStor backup server integration tools offload backup processes from the server to the FalconStor CDP repository, freeing up the application host server and completely eliminating the backup window.

The FalconStor CDP Virtual Appliance is a pre-configured, ready-to-run software application packaged for quick, easy deployment in virtual environments. The solution reduces infrastructure cost and complexity while maximizing customers’ return on investment. The FalconStor CDP Virtual Appliance provides all the benefits and features of FalconStor CDP to the remote and branch office to enable comprehensive and effective data protection and recovery solutions across the enterprise.

File-interface Deduplication System (FDS)

FalconStor® File-interface Deduplication System (FDS) extends FalconStor’s deduplication technology to service a broader set of applications that goes beyond tape backup applications.  FalconStor FDS allows companies to optimize storage capacity services for disk-to-disk backup and archiving applications.

FalconStor FDS presents Network Attached Storage (NAS) interface accessibility to a block level deduplication repository through common LAN-based file access protocols such as CIFS and NFS. Its deployment simplicity easily extends the FalconStor data deduplication technology across multiple applications. FalconStor FDS delivers global deduplication and is enabled with a WAN-optimized replication option for cost-effective DR implementations. Its high availability feature provides a value in the market to organizations that depend on the data deduplication infrastructure to support their backup and DR environments.

FalconStor FDS is also offered as a Virtual Appliance, providing remote and branch offices as well as small enterprises with an economical data deduplication solution. The Virtual Appliance deployment model can eliminate tape-based backup processes at the remote office and the costs and risks associated with physical tape shipments.

Application-Aware Snapshot Agents

FalconStor Snapshot Agents automate and minimize quiescence time during data replication, backup, and other snapshot-based operations to ensure transactional integrity and point-in-time consistency of Windows, Unix, Linux, and VMware systems, databases applications and messaging stores for fast time-to-recovery.  Snapshot Agents are available for IBM® DB2® UDB, Informix®, Microsoft® SQL Server, Oracle®, Prevasive.SQL®, Sybase®, IBM Lotus Notes®/Domino, Microsoft® Exchange Server, Microsoft® Hyper-V, Microsoft® VSS, Novell® Groupwise®, VMWare®, and many file systems.

Application Specific Recovery Options

FalconStor recovery agents offer recovery solutions for database and messaging systems. For instance, FalconStor Message Recovery for Microsoft Exchange and Message Recovery for Lotus Notes/Domino expedite mailbox/message recovery by enabling IT administrators to recover individual mailboxes quickly from point-in-time snapshot images of their messaging server. In addition, FalconStor Database Recovery for Microsoft SQL Server expedites database recovery by enabling IT administrators to recover a database quickly from point-in-time snapshot images of their Microsoft SQL database.

BUSINESS STRATEGY

FalconStor intends to maintain its position as the provider of TOTALLY Open disk-based data protection and storage virtualization solutions serving enterprises and SMBs worldwide. FalconStor intends to achieve this objective through the following strategies.

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

Expand Product Offerings

In 2009, FalconStor continued aggressively to develop its product portfolio. In February, the Company introduced FalconStor® HyperTrac™ Backup Accelerator technology for VMware Consolidated Backup, a backup enhancement option for VMware Consolidated Backup (VCB). FalconStor HyperTrac technology for VMware environments integrates with FalconStor Network Storage Server (NSS), a feature-rich, open storage virtualization and provisioning platform that provides a full range of data protection and DR solutions for the VMware platform.  The FalconStor HyperTrac technology for VMware Consolidated Backup (VCB) further extends FalconStor NSS services to VMware Infrastructure by optimizing VCB backups in order to minimize impact on virtual machines and the storage servicing those environments. The no-impact backups enabled by FalconStor HyperTrac technology for VCB provides high performance backup for virtual machines, eliminating the disruption of backup windows required by traditional backup solutions for physical environments.

In March 2009, FalconStor announced the general availability of the FalconStor File-interface Deduplication System (FDS). FalconStor FDS opened up a new market for FalconStor Software by offering block-level deduplication of backup data via a simple file interface. This gives customers a choice between a file interface or a VTL interface or both, depending on data center requirements. FalconStor FDS extends the company´s highly scalable data deduplication technology -- already widespread as part of the industry-leading FalconStor VTL solution – to LAN-based disk-to-disk backup environments. In August, 2009, FalconStor announced a strategic venture for FalconStor FDS with our partner Nexsan Technologies, to offer an integrated deduplication product for high-performance, power-efficient data storage.

In September 2009, FalconStor introduced new storage management and new disaster recovery (DR) extensions for VMware vCenter™ Server and VMware vCenter Site Recovery Manager that provide virtual machine storage provisioning as well as automated failback of remote virtual machines to the primary data center. Additionally, FalconStor packaged our FalconStor File-interface Deduplication System as a Virtual Appliance for easy-to-deploy data deduplication for VMware vSphere 4 environments.  FalconStor’s entire product portfolio is now available as virtual appliances.

In October 2009, FalconStor announced that our storage virtualization and data replication solutions for virtual servers were integrated and available for Oracle VM, bringing a high level of data protection, recoverability and continuous availability to Oracle virtual environments.

Expand Corporate Visibility

Throughout 2009, FalconStor took significant steps to increase our market presence and awareness. First, we took additional steps to increase our online presence in the form of banner ads on key media and industry community sites.  In addition, we added an updated look and feel, a more user-friendly navigation, and additional resources to our website to make information more readily available to our customers and partners.

Second, through the release of new products, strategic relationships, and customer wins, we continued to increase our engagement with the press, analyst and blogging communities to create awareness of and credibility for our TOTALLY Open data protection message. We have stepped up our participation in online social networking sites and social media outlets such as youtube.com and twitter, as well as online conversations both with our own FalconStor expert bloggers and by monitoring and commenting on other blogs.

In late 2009 a new Chief Strategist was hired along with additional staff for product marketing. We have heavily reinforced our outreach with the press and analyst community to bring our comprehensive disk-based data protection message to the market. Our focus has turned significantly to highlighting our success with our customers and partners throughout the world, as well as the value our solutions bring to solving their data protection challenges. This broad effort has led to several awards and accolades:

•	Long Island Business News recognized our CFO, James Weber, for his leadership in Business
•	Business Solutions Magazine named FalconStor among the Best Channel Vendors for storage in 2009
•	FalconStor was Certified by United Business Media's Everything Channel as a 5-Star Overall Winner in its 2009 Partner Program Guide
•	Our Chairman and CEO, ReiJane Huai was an Ernst & Young Entrepreneur Of The Year 2009 Award Finalist in Metro New York Region
•	Our Vice President of North American Sales, Wendy Petty was recognized by Everything Channel's CRN Magazine as One of the Top 100 Women in the Channel
•	FalconStor was selected by Everything Channel’s CRN as the 2009 Tech Innovator of the Year for FalconStor FDS

We anticipate that this positive recognition will continue throughout 2010, as we continue to innovate in our products and to refine our message to address new market conditions while delivering targeted marketing campaigns.

In addition we increased our investment in our partners, both OEM and channel, for joint marketing and field engagement. We have also expanded our channel by partnering with new distributors and Direct Market Resellers (DMR) to further penetrate the mid-range market and extend our channel and customer reach.

Scalable Packaging

All FalconStor solutions support variable deployment options offering great flexibility to seamlessly fit within our customer’s environments and respond to their exact needs and requirements. The scalability of our solutions can support the smallest environments such as Remote and Branch Offices (ROBO) with prepackaged virtual appliances or small hardware appliances, as well as the largest deployments supporting multi-petabyte environments in large datacenters.

The different packaging options include virtual appliances for small and remote offices, storage appliances for small to medium enterprises and clustered gateway appliances and software appliance kits for large enterprise deployments.

Expand Technologies and Capabilities through Strategic Acquisitions and Alliances

FalconStor believes that opportunities may exist to expand our technological capabilities, product offerings, and services, whether through acquisition of businesses or software technology, or through strategic alliances. FalconStor will focus on opportunities that enable us to acquire or to license:

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

Expand Software and Hardware Strategic Alliances

In August 2009, FalconStor formed a strategic alliance with Nexsan Technologies to deliver a data deduplication appliance to the market through Nexsan’s channel community, combining the storage capacity optimization benefits of FalconStor FDS and the energy saving capabilities of the Nexsan AutoMAID technology. In 2010, FalconStor will seek to continue to form similar alliances to support the channel and to reach a broader market while continuing to raise the FalconStor brand awareness and recognition.

Identify and Nurture New Growth Drivers

FalconStor has made key investments in several areas from which we expect growth in the coming years. We believe we are strongly positioned to take advantage of the rapid storage growth in China. Our OEM relationships with Acer, Inspur Group, and others, and the joint development/production agreement with The Chinese Academy of Science for enterprise-class storage, archiving and compliance solutions, will continue our growth in this market.

Current economic conditions suggest that there will be continued limited IT spending budgets into 2010. We anticipate that companies will be looking for innovative solutions to reduce their IT costs and to take full advantage of their current investments.  FalconStor has been helping companies to reduce Capital Expenditures (CapEx), and to minimize Operating Expenditures (OpEx) through the deployment of cost-effective solutions that maximize the utilization rates for IT resources, consolidate management operations, and reduce storage capacity and networking bandwidth requirements.

Industry analysts predict that technologies such as data deduplication, storage virtualization, and network bandwidth optimization are on the top of almost every IT project list for 2010. We believe that FalconStor will see a growing demand for its products and solutions, as a market leader of disk-based data protection solutions, and as a leading developer of technologies such as data deduplication, storage virtualization, and WAN-optimized replication.

With a server virtualization market that is gaining rapid adoption, we anticipate a growing need for integrated storage and server virtualization solutions for maximizing IT productivity and business continuity. This combination of solutions will improve data center resource management by increasing utilization of existing physical resources, while optimizing virtual infrastructure performance through real-time data migration, to deliver more cost-effective and reliable high-availability and disaster recovery.  In 2009, we strengthened our relationships with vendors like VMware, Oracle, and Microsoft and we have developed more integration tools and solutions to support and enhance these environments. We expect that in 2010 these relationships and joint technology solutions will continue to grow and will put FalconStor in a strong position to service customers that are looking at deploying these solutions.

SALES, MARKETING AND CUSTOMER SERVICE

FalconStor plans to continue to sell our products primarily through original equipment manufacturers (OEMs), value-added resellers (VARs) or solution providers, large system integrators, Direct Market Resellers (DMRs), and distributors.

OEM Relationships. OEMs collaborate with FalconStor to integrate FalconStor technology into their own product offerings or to resell FalconStor technology under their own label.

VAR and Distributor Relationships. FalconStor has entered into VAR and distributor agreements to help sell our products in various geographic areas. We have increased our sales and marketing infrastructure to further support and expand our network of VARs worldwide. FalconStor’s VARs and distributors market various FalconStor products and receive a discount off of the list price on products sold. FalconStor scalable solutions are also being deployed by Managed Service Providers (MSP) to deliver online data protection and recovery services across different vertical markets.

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

COMPETITION

As the demand for data protection and network-based storage products and services increases, more competitors will enter this high-growth market segment. Although there are several companies attempting to offer unified storage services or data protection, FalconStor believes it is the only software-based solution provider capable of delivering a high level of data protection services across the data center. FalconStor holds multiple patents on key technologies that enable and optimize our data protection and data reduction platform. We believe that our integrated services and products based on our common storage virtualization platform including -- NSS, VTL, CDP, FDS, and WAN-optimized replication for remote offices and data centers are unique to the industry.

Although some of FalconStor’s products provide capabilities that put them in competition with products from a number of companies with substantially greater financial resources, FalconStor is not aware of any other software company providing the same range of unified data protection storage service running on a standard Linux-, Windows-, or Solaris-based appliance. FalconStor believes that the principal competitive factors enhancing its marketability include product features such as scalability, data availability, ease of use, price, reliability, hardware/platform neutrality, and customer service and support.

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

INTELLECTUAL PROPERTY

FalconStor’s success is dependent in part upon its proprietary technology. The IPStor platform forms the core of this proprietary technology. FalconStor currently has thirteen patents and numerous pending patent applications; and multiple registered trademarks – including “FalconStor Software” and “IPStor” – and pending trademark applications related to FalconStor and its products.

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

MAJOR CUSTOMERS

For the year ended December 31, 2009, we had two customers, EMC Corporation and Sun Microsystems, which accounted for 14% and 12%, respectively, of our total revenues. For the year ended December 31, 2008, EMC Corporation and Sun Microsystems, accounted for 20% and 13%, respectively, of our total revenues. For  the  year  ended  December 31, 2007,  EMC  Corporation and Sun Microsystems accounted  for  26%  and  12%,  respectively, of our total revenues. As of December 31, 2009, there were no customers which accounted for more than 10% of our gross accounts receivable balance. As of December 31, 2008, EMC Corporation and H3C Technologies Co., Ltd.’s accounts receivable balance were each 11% of our gross accounts receivable balance.

EMPLOYEES

As  of  December  31,  2009,  we  had  542  full-time and part-time employees, consisting of 210 in research and development,  192  in  sales  and  marketing, 109  in  service, and 31 in general administration. We are not subject to any collective bargaining agreements and believe our employee relations are good.

INTERNET ADDRESS AND AVAILABILTY OF FILINGS

Our internet address is www.falconstor.com. The Company makes available free of charge, on or through its Internet website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or (15)(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company complied with this policy for every Securities Exchange Act of 1934, as amended, report filed during the year ended December 31, 2009.

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

This is what happened in 2009. We had planned our expenses based on our revenue projections. Strategic transactions involving three of our OEM customers caused our revenues to fall below our projections which resulted in a net loss for the full year 2009.

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

We offer our software on a stand-alone basis and as part of an appliance in which we install our software onto third party hardware. In addition, we have entered into agreements with resellers and OEM partners to develop storage appliances that combine VTL, CDP, NSS or FDS functionality with third party hardware to create single purpose turnkey solutions that are designed to be easy to deploy. If the storage appliances are not easy to deploy or do not integrate smoothly with end user systems, the basic premise behind the appliances will not be met and sales would suffer.

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

The vast majority of our sales come from sales to end users of our products by our OEM customers and by our resellers. These OEM customers and resellers have limited resources and sales forces and sell many different products, both in the network storage software market and in other markets. The OEM customers and resellers may choose to focus their sales efforts on other products in the network storage software market or other markets. The OEM customers might also choose not to continue to develop or to market products which include our products. This would likely result in lower revenues to us and would impede our ability to grow our business.

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

We tend to have one or more customers account for 10% or more of our revenues during each fiscal quarter and fiscal year. For the year ended December 31, 2009, we had two customers, EMC Corporation and Sun Microsystems which accounted for 14% and 12%, respectively of our total revenues. For the year ended December 31, 2008, we had two customers, EMC Corporation and Sun Microsystems, which accounted for 20% and 13%, respectively of our total revenues. For the year ended December 31, 2007, we had two customers, EMC Corporation and Sun Microsystems, which accounted for 26% and 12%, respectively of our total revenues. EMC purchased Data Domain, one of our competitors, in 2009. Sun Microsystems was recently purchased by Oracle Corporation. Oracle is continuing to sell the Sun products that incorporate our software, but there can be no assurance that these products will be actively marketed or sold in the future. While we believe that we will continue to receive revenue from these customers, our agreements do not have any minimum sales requirements and we cannot guarantee continued revenue. If our contract with any of these customers terminates, or if the volume of sales from any of these customers significantly declines, it would have a material adverse effect on our operating results.

As of December 31, 2009, there were no customers with accounts receivable balances greater than 10% of our gross accounts receivable. As of December 31, 2008, EMC Corporation’s and H3C Technologies Co., Ltd.’s accounts receivable balance were each 11% of our gross accounts receivable.

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

In the past, companies with whom we have OEM relationships have been acquired by other companies. In 2009, Oracle announced it was acquiring Sun and Hewlett Packard announced it was acquiring 3Com, the parent of our Chinese OEM. These acquisitions caused disruptions in the sales and marketing of our products and have had an impact on our revenues. If additional OEM customers are acquired, the acquiring entity might choose to stop offering solutions containing our software. Even if the solutions continued to be offered, there might be a loss of focus and sales momentum as the companies are integrated.

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

Historically, information technology spending has been higher in the fourth and second quarters of each calendar year and somewhat slower in the other quarters, particularly the first quarter. Our quarterly results reflected this seasonality in 2009, and we anticipate that our quarterly results for 2010 will show the effects of seasonality as well.

Our future performance will depend on many factors, including:

•	fluctuations in the economy;

•	the timing of securing software license contracts and the delivery of software and related revenue recognition;

•	the seasonality of information technology, including network storage products, spending;

•	the average unit selling price of our products;

•	existing or new competitors introducing better products at competitive prices before we do;

•	our ability to manage successfully the complex and difficult process of qualifying our products with our customers;

•	new products or enhancements from us or our competitors;

•	import or export restrictions on our proprietary technology; and

•	personnel changes.

Many of our expenses are relatively fixed and difficult to reduce or modify. As a result, the fixed nature of our expenses will magnify any adverse effect of a decrease in revenue on our operating results.

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended December 31, 2009, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $2.10 and $5.57 per share. The market price of our common stock may be significantly affected by the following factors:

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

The Financial Accounting Standards Board requires companies to recognize the fair value of stock options and other share-based payment compensation to employees as compensation expense in the statement of operations.  However, this expense, which we estimate based on the “Black-Scholes” model, is subject to factors beyond our control. These factors include the market price of our stock on a particular day and stock price “volatility.” These unknowns make it difficult for us to forecast accurately what the amount of share-based compensation expense will be in the future. Because of these factors, our ability to make accurate forecasts of future earnings is compromised.

Our marketable securities portfolio could experience a decline in market value which could materially and adversely affect our financial results.

As of December 31, 2009, we held short-term and long-term marketable securities aggregating $26.0 million. We invest in a mixture of corporate bonds, government securities and marketable debt securities, the majority of which are high investment grade, and we limit the amount of credit exposure through diversification and investment in highly rated securities. However, investing in highly rated securities does not entirely mitigate the risk of potential declines in market value. A further deterioration in the economy, including further tightening of credit markets or significant volatility in interest rates, could cause our marketable securities to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

The ability to predict our future effective tax rates could impact our ability to accurately forecast future earnings.

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

The likelihood of a change of control in our company could be impacted by the fact that we have a significant amount of authorized but unissued preferred stock, a staggered Board of Directors, change of control agreements with certain executives as well as certain provisions under Delaware law.

Our Board of Directors has the authority, without further action by the stockholders, to issue up to 2,000,000 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of the stockholders.  Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. In addition, certain “anti-takeover” provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control. Further, we have a staggered Board of Directors and have entered into change of control agreements with certain executives, which may also have the effect of delaying, deterring or preventing a change in control.

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of December 31, 2009, we had options to purchase 12,538,338 shares of our common stock outstanding, and we had an aggregate of 1,253,661 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $5.01 per share. We also had 1,626,805 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (8) Share-Based Payment Arrangements to our consolidated financial statements.

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

Additional risks inherent in our international business activities generally include, among others, longer accounts receivable payment cycles, difficulties in managing international operations, decreased flexibility in matching workforce needs as compared with the U.S., and potentially adverse tax consequences. Such factors could materially adversely affect our future international sales and, consequently, our operating results.

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

In April 2009, we began a program to hedge some of our foreign currency risks. The hedging program will not remove all downside risk and limits the gains we might otherwise receive from currency fluctuations. There can be no assurance that we will be able to enter into future currency hedges on terms acceptable to us (see Note (11) Derivative Financial Instruments to our consolidated financial statements).

Because we conduct operations in China, risks associated with economic, political and social events in China could negatively affect our business and operating results.

China is becoming a significant market for our products and we are increasing our operations in China. In addition to two joint ventures with the Chinese Academy of Science, we have OEM agreements with several Chinese companies.  We also have research and development and sales offices in China employing a total of 56 people as of December 31, 2009. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

Our success is dependent upon our proprietary technology. Currently, the IPStor software suite is the core of our proprietary technology. We have thirteen patents issued, and we have multiple pending patent applications, numerous trademarks registered and multiple pending trademark applications related to our products. We cannot predict whether we will receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

The preparation of consolidated financial statements and related disclosure in accordance with generally accepted accounting principles requires management to establish policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Note 1 to the Consolidated Financial Statements in this Report on Form 10-K describes the significant accounting policies and estimates essential to preparing our financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures.  We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual future results may differ materially from these estimates. We evaluate, on an ongoing basis, our estimates and assumptions.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company’s headquarters are located in an approximately 45,000 square foot facility in Melville, New York.  Offices are also leased for development, sales and marketing personnel, which total an aggregate of approximately 67,000 square feet in Le Chesnay and Toulouse, France; Taipei and Taichung, Taiwan; Tokyo, Japan; Beijing, Shenzhen, Shanghai, Kunshan and Hong Kong, China; Munich, Germany; Seoul, Korea; Kuala Lumpur, Malaysia; North Sydney, Australia; London, UK; Singapore; Newport Beach and Fremont, California; and Acton, Massachusetts. Initial lease terms range from one to eight years, with multiple renewal options.

Item 3.   Legal Proceedings

We are subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, we believe that such matters will not have a material adverse effect on our financial condition, results of operations, cash flows or liquidity.

Item 4.   “Reserved”

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “FALC”. The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods indicated as reported by Nasdaq:

	2009		2008
	High	Low	High	Low
Fourth Quarter	$4.60	$3.31	$5.09	$2.09
Third Quarter	$5.57	$4.27	$7.80	$5.05
Second Quarter	$4.85	$2.41	$9.13	$6.99
First Quarter	$3.77	$2.10	$10.74	$6.85

Holders of Common Stock

We had approximately 139 holders of record of Common Stock as of February 26, 2010. This does not reflect persons or entities that hold Common Stock in nominee or “street” name through various brokerage firms.

Dividends

We have not paid any cash dividends on our common stock since inception. We expect to reinvest any future earnings to finance growth, and therefore do not intend to pay cash dividends in the foreseeable future. Our board of directors may determine to pay future cash dividends if it determines that dividends are an appropriate use of Company capital.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans not approved by security holders.
	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted - Average exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)(1)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders……..	13,791,999	$5.01	1,626,805

(1) As of December 31, 2009 we had 1,626,805 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Plan is in effect, the number of shares of stock to which options may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. See Note (8) Share-Based Payment Arrangements to our consolidated financial statements for further information.

Common Stock Performance: The following graph compares, for each of the periods indicated, the percentage change in the Company’s cumulative total stockholder return on the Company’s Common Stock with the cumulative total return of a) an index consisting of Computer Software and Services companies, a peer group index, and b) the Russell 3000 Index, a broad equity market index.

ASSUMES $100 INVESTED ON DEC. 31, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2009

	Fiscal Year Ending
	2004	2005	2006	2007	2008	2009
FALCONSTOR SOFTWARE, INC.	$100.00	$77.22	$90.39	$117.66	$29.05	$42.42
PEER GROUP INDEX	$100.00	$99.75	$116.20	$136.90	$82.66	$125.16
RUSSELL 3000 INDEX	$100.00	$106.12	$122.80	$129.11	$80.94	$103.88

There can be no assurance that the Common Stock’s performance will continue with the same or similar trends depicted in the graph above.

Issuer Purchase of Equity Securities

Shares of common stock repurchased during the quarter ended December 31, 2009:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan at Month End

November 2009	350,845	$3.93	350,845	6,258,220
December 2009	263,455	$4.11	263,455	5,994,765

Total	614,300	$4.01	614,300	5,994,765

On February 4, 2009, the Company’s Board of Directors increased its authorization to repurchase the Company’s outstanding common stock from eight million shares to fourteen million shares in the aggregate. As of December 31, 2009, the Company had repurchased 8,005,235 shares since October 2001. The program has no expiration date. See Note (7) Stockholders’ Equity to our consolidated financial statements for further information.

Item 6.   Selected Financial Data

The selected financial data appearing below have been derived from our audited consolidated financial statements, and should be read in conjunction with these consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2009 (a)	2008 (a)	2007(a), (b)	2006(a)	2005
	(In thousands, except per share data)

Revenues:
Software license revenue	$58,155	$58,590	$53,154	$38,317	$29,544
Maintenance revenue	25,477	23,283	18,607	12,475	7,594
Software services and other revenue	5,827	5,152	5,639	4,274	3,826
	89,459	87,025	77,399	55,066	40,964

Operating expenses:
Amortization of purchased and capitalized software	719	221	122	362	782
Cost of maintenance, software services and other revenue	16,197	13,653	11,091	9,048	6,114
Software development costs	26,761	25,296	22,405	20,022	12,039
Selling and marketing	42,255	38,097	29,656	23,713	16,109
General and administrative	9,875	8,746	8,024	5,828	4,213
Litigation settlement	--	--	--	799	--
	95,807	86,013	71,298	59,772	39,257
Operating (loss) income	(6,348)	1,012	6,101	(4,706)	1,707

Interest and other (loss) income	(128)	1,689	2,329	1,650	705

(Loss) income before income taxes	(6,476)	2,700	8,430	(3,056)	2,412

(Benefit) provision for income taxes	(3,383)	1,498	(4,312)	319	119

Net (loss) income	$(3,093)	$1,203	$12,742	$(3,375)	$2,293

Basic net (loss) income per share	$(0.07)	$0.03	$0.26	$(0.07)	$0.05

Diluted net (loss) income per share	$(0.07)	$0.02	$0.24	$(0.07)	$0.05

Basic weighted average common shares outstanding	44,782	47,859	49,421	48,045	47,662

Diluted weighted average common shares outstanding	44,782	49,497	53,131	48,045	50,776

(a)
We adopted the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on  stock compensation, on January 1, 2006, and recorded $8.8 million, $9.1 million, $7.9 million and $9.4 million of compensation expenses in our consolidated statements of operations for the years ended December 31, 2009, 2008, 2007 and 2006, respectively. See Note (8) Share-Based Payment Arrangements to our consolidated financial statements for further information.

(b)
During 2007, we recorded a non-recurring tax benefit of $8.9 million (included within our net tax benefit of $4.3 million) primarily due to our recognition of a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance. See Note (6) Income Taxes to our consolidated financial statements for further information.

CONSOLIDATED BALANCE SHEET DATA:

	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
	(In thousands)
Cash and cash equivalents and marketable securities	$41,783	$42,810	$62,904	$40,960	$36,631
Working capital	46,097	48,329	71,845	46,934	39,730
Total assets	99,002	96,364	115,182	78,231	63,974
Long-term obligations	6,254	6,192	5,070	3,783	2,316
Stockholders’ equity	66,153	65,076	87,478	55,043	48,658

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

OVERVIEW

Due to the continuing economic downturn, and as a result of unanticipated mergers and acquisition activity among three of our largest OEM partners, our revenue and net income fell short of our expectations for 2009.

Despite the economic downturn, we continued to make progress toward our goal of ramping up the sale of FalconStor-branded products to end users, what we call “non-OEM sales.” We have made investments in our sales and our marketing functions, increasing headcount and spending on advertising, promotions and other public relations, to increase market awareness of the branded products. We also focused and increased our efforts in creating FalconStor-branded storage appliances.

We had previously put most of our non-OEM sales efforts behind FalconStor-branded software. But feedback we received from our resellers and the end users suggested that we could increase sales if we offered storage appliances with our software installed on hardware. To meet this demand, we have created FalconStor-branded gateway appliances and complete storage appliances with integrated disks.

These combined efforts led to a 15% increase in gross non-OEM software license revenue in 2009. We expect that the investment we made in these areas, combined with an improved macroeconomic environment, will cause our non-OEM sales to continue to increase in 2010.

Unfortunately, the gains we made in non-OEM sales in 2009 were offset by declines in our OEM sales. During 2009, three of our largest OEM customers – EMC, Sun Microsystems, and 3Com – became involved in transactions that had substantial negative effects on our revenues.

In July 2009, EMC acquired Data Domain, Inc. This acquisition resulted in changes to EMC’s product lines and sales and marketing focus. As result, sales of the EMC products that incorporate our software declined 31%. Total revenue from EMC on an annual basis was still 14% of our total revenue for 2009. While our agreement with EMC runs through 2013, there are no minimum revenue commitments from EMC. Due to the changes at EMC we cannot say whether EMC will account for 10% or more of our revenue in 2010.

In June 2009, Oracle Corporation announced that it had reached an agreement to buy Sun Microsystems.  Before completing the acquisition, Oracle was required to get approval for the purchase from various jurisdictions worldwide. This approval process took several months, and at various points the statements of the regulators cast doubt on whether the transaction would be approved. Ultimately, the purchase of Sun was not completed until January 2010. During this period of delay and uncertainty, Sun suffered a substantial decline in its sales, including sales of the Sun products that incorporate our software. While for the full year, software license revenues from Sun declined only 3%, we fully anticipated at the outset of 2009 that Sun’s software license revenues would increase when compared with 2008. Oracle is continuing to sell the Sun products that incorporate our software, but we do not yet know the level of sales and marketing effort and support that Oracle will put into sales of these products.

In December of each of the past several years, 3Com, through a Chinese subsidiary, had placed a multi-million dollar order with us for licenses to our software. In December, 2009, Hewlett-Packard announced that it had reached an agreement to purchase 3Com. This agreement caused 3Com to vary from its historical licensing pattern and to place a substantially smaller order than previous years. The purchase of 3Com by HP has not yet been completed. We do not know when or if 3Com will continue to license our software.

Collectively, these three merger and acquisition events were the major factor contributing to the twenty-four percent decrease in OEM software license revenue.

Overall, our revenues for the full year increased to $89.5 million from $87 million in 2008. This is a 3% year over year increase in revenues.  We currently anticipate that revenue will increase in 2010.

Net loss for the year was $3.1 million compared with net income of $1.2 million in 2008. We had stock-based compensation expense – which relates to stock options and restricted stock we grant to employees, officers and directors as part of our incentive compensation plan, and to some consultants as payment for services – of $8.8 million in 2009 and $9.1 million in 2008, which is reflected in the net results for each year.

 We look to operating income as another measure of our progress. This number enables us to measure and to compare our results of operations from one year to the next. Operating loss for 2009 was $6.3 million, compared with operating income of $1 million in 2008. These numbers again include stock-based compensation expense. We attribute the decline in operating income from 2008 to 2009 primarily to the shortfall in anticipated revenue from our OEM customers. We planned our expenses for 2009 based on our assumptions about revenue growth. When the OEM revenue fell short, the result was a loss from operations.

This same OEM revenue shortfall negatively impacted gross margin, another important measure of our business. Among other things, gross margin measures our ability to scale our business. Our gross margins tend to increase as our software license revenue increases. Our gross margin for 2009 was 81% compared with 84% for 2008. The impact of the equity-based compensation expense on gross margin was equivalent to 2% for each of 2009 and 2008. The decline of OEM revenue was particularly harmful to our gross margin because the cost of OEM revenues tends to be much lower than the cost of channel revenue.

Operating margin is a measure of operating efficiency. We incur research and development expenses before the product is offered for licensing. These expenses consist primarily of personnel costs for engineering and testing, but also include other items such as the depreciation and amortization of hardware and software used in development. We also have expenses for software support, sales and marketing, and general and administrative functions. Our operating margin decreased in 2009 to (7%), compared with 1% in 2008. The impact of the equity-based compensation expense on operating margin in 2009 and 2008 was equivalent to 10% each year.

Our focus for 2010 will be to continue to manage our business with a view towards long-term success and growth.  Our goal is to keep making the Company more profitable, but we do not manage the business to meet quarterly or annual earnings targets.  Our continued ability to generate cash from operations allows us to put money back into the business to continue its growth.

 We anticipate that our cost of maintenance, software services and other revenue, research and development, sales and marketing and general and administrative expenses will be higher in 2010 as compared with 2009, as a result of the investments we made throughout 2009, which will now have a full-year impact on 2010.

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

We anticipate that in 2010 software license sales by resellers and, to a lesser extent, direct licenses to end users, or our non-OEM business, will continue to grow in both absolute dollars and as a percentage of sales. Software license revenue from our non-OEM business increased 15% in 2009. Increasing sales from our non-OEM business remains an area of focus for us and in 2009 we made significant investments in our sales force and in our marketing team to help grow these sales. We also have instituted, and we will be instituting further, support, training and incentive programs intended to increase sales by resellers.

We continue to enhance our reseller program. Many enterprises look to value added resellers or solution providers to assist them in making their information technology purchases. These resellers typically review an enterprise’s needs and suggest a hardware, software, or combined hardware and software solution to fulfill the enterprise’s requirements.

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

In 2009, we signed agreements with new resellers worldwide. The type of resellers with whom we are signing agreements has continued to evolve. While we still sign agreements with strong local and regional resellers, we have also entered into reseller agreements with national and multi-national resellers who have their own distribution networks. The enhanced distribution and marketing networks offered by these larger resellers should help us to continue to grow our sales.

We also terminated relationships with resellers who we believed were not properly selling our products in 2009. We will continue to enter into relationships with resellers and to discontinue relationships with resellers with whom we are not satisfied.

Despite the decline in OEM revenue, OEM relationships continue to be important to us for two main reasons:

First, sales by our OEM partners contribute to our revenues. Overall, total revenue from OEMs accounted for approximately 36% of our revenues in 2009, down from 45% in 2008. Accordingly, the loss of these customers would have a material adverse effect on our business.

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

We do everything we can to assure that our products meet the needs of our OEM partners and their customers. However, as was shown in 2009 we are vulnerable to strategic and tactical decisions made by our OEM partners that can result in lower revenue for us.  In addition to potential changes in ownership and the effects that can result, we cannot control decisions by our OEM partners to change their product or marketing mix in ways that impact sales of products licensed by the OEMs from us. Over our history, we have entered into OEM agreements with partners, only to see those OEM partners change their strategies and make significant reductions in their commitments to the products that incorporate our technology.

Our deferred revenues consist primarily of amounts attributable to future support and maintenance of our products. The level of deferred revenue is an important indicator of our success. Maintenance and support for our products is sold for fixed periods of time. Maintenance and support agreements are typically for one year, although some agreements are for terms in excess of one year. If we do not deliver the support needed by end users of our products or by our OEM partners and resellers, then they will not renew their maintenance and support agreements. If end users stop using our products, they also will not renew their maintenance and support agreements. An increase in deferred revenues thus indicates growth in our installed base and end user and OEM satisfaction with our products and our maintenance and support services. Our deferred revenue increased 1% to $22.2 million as of December 31, 2009, compared with $22.1 million as of December 31, 2008. We expect deferred revenue to continue to grow in 2010.

As discussed above, consolidation in the data protection and network storage market continued in 2009. The consolidation significantly impacted our revenue.

Our expenses increased 11% in 2009 from $86 million in 2008 to $95.8 million in 2009. This is well below the increase from 2007 to 2008, which was 21%, and the increase from 2006 to 2007, which was 19%. However, the increase in expenses outpaced our increase in revenues. Most of the increase in expenses related to our successful efforts to continue to build our non-OEM business. We continue to believe that the investments we have made in our business will provide a pay off in the long run through increased sales and market share. Included in our operating expenses for the years ended December 31, 2009 and 2008 was $8.8 million and $9.1 million, respectively, of share-based compensation expense.

We expect to continue to be affected by seasonality of the information technology business on a quarterly basis. Historically, information technology spending has been higher in the fourth and second quarters of each calendar year, and somewhat slower in the other quarters, particularly the first quarter. While our results were skewed by the impact of the strategic transactions affecting our OEM customers, our quarterly results reflected this seasonality in 2009, and we anticipate that our quarterly results for 2010 will show the effects of seasonality as well.

Accounting rules relating to share-based compensation expense continued to have a negative impact on our earnings in 2009. On an on-going basis we weigh the impact of the expense on our consolidated financial statements against the impact of discontinuing the grant of equity-based compensation to our worldwide workforce. It continues to be our view that the opportunity to participate in the growth of our Company is an important motivating factor for our current employees and a valuable recruiting tool for new employees. We will thus continue to apply the criteria and the methodology we have used in the past to determine grants of stock options or other equity-based compensation to our employees. For the management of our business and the review of our progress, we will continue to look to our results before share-based compensation expense. We will use these non-GAAP financial measures in making operating decisions because they measure the results of our day-to-day operations and because they provide a more consistent basis for evaluating and comparing our results across different periods.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2008

Revenues for the year ended December 31, 2009 increased 3% to $89.5 million compared with $87.0 million for the year ended December 31, 2008. Our operating expenses increased 11% from $86.0 million in 2008 to $95.8 million in 2009. Included in our operating expenses for the years ended December 31, 2009 and 2008 were $8.8 million and $9.1 million, respectively, of share-based compensation expense. Net loss for the year ended December 31, 2009 was $3.1 million compared with net income of $1.2 million for the year ended December 31, 2008. Included in our net loss for the year ended December 31, 2009 was an income tax benefit of $3.4 million compared with an income tax provision of $1.5 million for the year ended December 31, 2008. The $3.4 million income tax benefit was primarily attributable to (i) a benefit of $1.4 million related to research and development credits we recognized during 2009, and (ii) the impact of our full year effective tax rate on our pre-tax losses for 2009.

Our 3% revenue growth in 2009 as compared with 2008 was primarily driven by increases in both our maintenance and our software services revenues. This growth was offset by slight declines in our total software license revenues of 1% for the year ended December 31, 2009 as compared with the same period 2008. Although our software license revenue declined during 2009 compared with 2008, our gross software license revenues from non-OEM partners increased 15% during 2009 compared with 2008, while our gross software license revenues from OEM partners decreased by 24% during 2009 compared with 2008. The increase in our non-OEM partner gross software license revenues was primarily driven by our ongoing focus and investments on the FalconStor branded non-OEM channel business, which resulted in increases in software licenses for our network storage solution software from both new customers and our installed customer base. The decrease in our OEM partner gross software license revenues was primarily attributable to the merger and acquisition activity that adversely impacted some of our key OEM partners, specifically, EMC, Sun Microsystems and 3Com. As a result of the current macroeconomic environment, we continued to experience slowed revenue growth, particularly in software license revenues, as a result of the downturn in information technology spending and disruptions in the global financial markets, which commenced during the third quarter of 2008 and continued throughout 2009. However, because of our well-established installed customer base, revenue from our maintenance agreements were not as significantly impacted as compared with our software license revenues. Overall, total revenue contribution from our OEM partners decreased in both absolute dollars and as a percentage of total revenues for the year ended December 31, 2009 as compared with 2008. Total revenue from non-OEM partners increased in both absolute dollars and as a percentage of total revenue for the year ended December 31, 2009 as compared with 2008.

Expenses increased in all aspects of our business as we continued to invest in our future by increasing headcount both domestically and internationally. To support our expected growth, we increased our worldwide headcount to 542 employees as of December 31, 2009, as compared with 505 employees as of December 31, 2008. As we stated throughout 2009, our investments in our future through additional headcount, specifically in sales and marketing functions for our non-OEM channel, would result in lower operating profits and margins. However, we have already began to recognize returns on our investments from our non-OEM channel business as indicated by the 15% growth in our gross software license revenues from this part of our business. We anticipate that these investments will continue to provide positive returns and accelerated sales momentum into 2010, and that these investments are in line with our long-term outlook. Finally, we continue to invest in our infrastructure by continued capital expenditures, particularly with purchases of equipment in support of our existing and future product offerings.

Revenues

	Year Ended December 31,
	2009	2008
Revenues:
Software license revenue	$58,154,948	$58,590,246
Maintenance revenue	25,476,989	23,283,094
Software services and other revenue	5,827,244	5,151,520

Total Revenues	$89,459,181	$87,024,860

Year-over-year Percentage Growth
Software license revenue	-1%	10%
Maintenance revenue	9%	25%
Software services and other revenue	13%	-9%

Total percentage growth	3%	12%

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

Software license revenue decreased 1% from $58.6 million for the year ended December 31, 2008 to $58.2 million for the year ended December 31, 2009. Software license revenue represented 65% and 67% of our total revenues for the years ended December 31, 2009 and 2008, respectively. The decrease in software license revenues was primarily attributable to a decline of 24% in gross software license revenues from our OEM partners as a result of the merger and acquisition activity surrounding some of our key OEM partners during the year ended December 31, 2009, as compared with the same period in 2008. This decrease was offset by the growth of 15% in gross software license revenues from our non-OEM partners during the year ended December 31, 2009, as compared with the same period in 2008.

Over the past several years, we have experienced broader market acceptance of our software applications and we have continued to offer new product solutions, which has resulted in increased demand for our software solutions. Additionally, during 2009 we focused our investments on the FalconStor branded non-OEM channel business as we feel this is in line with our long-term outlook. However, overall software license revenues continued to be impacted by the downturn in information technology spending as a result of the current macroeconomic environment, which commenced during the second half of 2008, and continued throughout 2009. While we anticipate this trend to continue into 2010, we also anticipate that our investments in the FalconStor branded business will result in our non-OEM generated software license revenue to grow at a greater rate in future years as compared with our OEM generated software license revenue.

Maintenance revenue

Maintenance revenue is comprised of software maintenance and technical support services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Maintenance revenues increased 9% from $23.3 million for the year ended December 31, 2008 to $25.5 million for the year ended December 31, 2009.

The major factor behind the increase in maintenance revenue was an increase in the number of maintenance and technical support contracts we sold. As we are in business longer, and as we license more software to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. While we expect our maintenance revenue to continue to grow primarily because (i) the majority of our new customers purchase maintenance and support contracts, and (ii) the majority of our growing existing customer base renewed their maintenance and support contracts after their initial contracts expire, the slowed growth in software license revenues we have experienced since the second half of 2008 and throughout 2009, as discussed above, has impacted the typical maintenance revenue growth levels we have experienced historically year over year.

Software services and other revenue

Software services and other revenues are comprised of professional services primarily related to the implementation of our software, engineering services, and sales of computer hardware. Professional services revenue is recognized in the period that the related services are performed. Revenue from engineering services is primarily related to customizing software product masters for some of our OEM partners. Revenue from engineering services is recognized in the period in which the services are completed. We have transactions in which we purchase hardware and bundled this hardware with our software and sell this bundled solution to our customer base. Our software is not essential to the functionality of the bundled hardware. The amount of revenue allocated to the software and hardware bundle is recognized as revenue in the period delivered provided all other revenue recognition criteria have been met. We further separate the software sales revenue from the hardware revenue for purposes of classification in the consolidated statements of operations in a systematic and rational manner based on their deemed relative fair values. Software services and other revenue increased 13% from $5.2 million for the year ended December 31, 2008 to $5.8 million for the year ended December 31, 2009.

The increase in software services and other revenue was primarily due to increases in both (i) computer hardware sales, which increased from $3.0 million for the year ended December 31, 2008 to $3.1 million for the same period in 2009, and (ii) our professional services revenue, which increased from $2.2 million for the year ended December 31, 2008 to $2.7 million for the same period in 2009. The professional services revenue varies from year to year based upon (i) the number of software license contracts sold during the year, (ii) the number of our software license customers who elected to purchase professional services, and (iii) the number of professional services contracts that were completed during the year. We expect professional services revenues to continue to vary from year to year based upon the number of customers who elect to utilize our professional services upon purchasing our software licenses. We expect the hardware revenue will continue to vary from year to year based upon the number of customers who wish to have us bundle hardware with our software for one complete solution.

Cost of Revenues

	Year ended December 31,
	2009	2008
Total Revenues:	$89,459,181	$87,024,860

Cost of maintenance, software services
and other revenue (including amortization
of purchased and capitalized software)	$16,915,407	$13,874,238
Gross Profit	$72,543,774	$73,150,622

Gross Margin	81%	84%

Cost of maintenance, software services and other revenue

Cost of maintenance, software services and other revenues consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, amortization of purchased and capitalized software and share-based compensation expense. Cost of maintenance, software services and other revenues also includes the cost of hardware purchased that was resold. Cost of maintenance, software services and other revenues for the year ended December 31, 2009 increased $3.0 million, or 22% to $16.9 million compared with $13.9 million for the same period in 2008. The increase in cost of maintenance, software services and other revenue for the year ended December 31, 2009 as compared with the same period in 2008 was primarily due to (i) an increase in personnel and related costs, (ii) increased hardware costs associated with the transactions in which we bundled purchased hardware with our software and sold the bundled solution, and (iii) an increase in amortization related to purchased and capitalized software, specifically related to the acquisition of World Venture Limited on July 1, 2008 (see Note (9) Acquisitions to our consolidated financial statements for additional information). As a result of our increased sales of maintenance and support contracts, we continued to hire additional employees to provide technical support services. Our cost of maintenance, software services and other revenue will continue to grow in absolute dollars as our revenues from these services also increase.

Gross profit decreased $0.6 million, or 1%, from $73.1 million for the year ended December 31, 2008 to $72.5 million for the year ended December 31, 2009. Gross margins decreased to 81% for the year ended December 31, 2009 from 84% in the same period in 2008. The decrease in both our gross profit and gross margins for the year ended December 31, 2009, as compared with the same period in 2008, was primarily due to our investment in 2009 in additional headcount to support our anticipated revenue growth for both the short and the long-term. These investments in headcount outpaced our actual revenue growth of 3% in 2009, and adversely impacted both our gross profit and gross margins. Generally, our gross profits and gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Share-based compensation expense included in the cost of maintenance, software services and other revenue increased to $1.5 million from $1.4 million for the year ended December 31, 2009 and December 31, 2008, respectively. Share-based compensation expense was equal to 2% of revenue for each of the years ended December 31, 2009 and December 31, 2008.

Software Development Costs

Software development costs consist primarily of personnel costs for product development personnel, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Software development costs increased $1.5 million, or 6% to $26.8 million for the year ended December 31, 2009 from $25.3 million in the same period in 2008. The major contributing factors to the increase in software development costs were higher salary and personnel related costs as a result of increased headcount to enhance and to test our core network storage software product and the development of new innovative products, features and options. Share-based compensation expense included in software development costs decreased to $3.1 million from $3.2 million for the years ended December 31, 2009 and 2008, respectively. Share-based compensation expense included in software development costs was equal to 3% of revenue for the year ended December 31, 2009 and 4% for the year ended December 31, 2008.

Selling and Marketing

 Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased $4.2 million, or 11% to $42.3 million for the year ended December 31, 2009 from $38.1 million for the same period in 2008. The increase in selling and marketing expenses was primarily due to (i) higher salary and personnel related costs as a result of increased sales and marketing headcount, specifically in support of our non-OEM channel business, (ii) higher commissions paid as a result of increase in our non-OEM channel business revenues, and (iii) higher marketing expenses related to our ongoing product branding campaign of such initiatives. Share-based compensation expense included in selling and marketing decreased to $3.1 million from $3.5 million for the years ended December 31, 2009 and 2008, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 3% and 4% for the years ended December 31, 2009 and 2008, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased $1.1 million, or 13% to $9.9 million for the year ended December 31, 2009 from $8.7 million for the same period in 2008. The overall increase within general and administrative expenses related to increases in various administrative costs including (i) personnel related costs, (ii) general corporate insurances, and (iii) various professional fees. Share-based compensation expense included in general and administrative expenses increased to $1.1 million from $0.9 million for the years ended December 31, 2009 and 2008, respectively. Share-based compensation expense included in general and administrative expenses was equal to 1% of revenue for each of the years ended December 31, 2009 and 2008, respectively.

Interest and Other (Loss) Income

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of December 31, 2009, our cash, cash equivalents, and marketable securities totaled $41.8 million, compared with $42.8 million as of December 31, 2008. Interest and other (loss) income decreased $1.8 million to ($0.1) million for the year ended December 31, 2009, compared with $1.7 million for the same period in 2008. The decrease in interest and other (loss) income was due to (i) the decrease in interest income of $0.8 million for the year ended December 31, 2009, as compared with the same period in 2008, as a result of the continued suppressed interest rates on average cash balances invested and (ii) foreign currency losses of $0.6 million incurred during the year ended December 31, 2009 as compared with a foreign currency gain of $0.2 million for the same period in 2008.

Income Taxes

For the year ended December 31, 2009, we recorded an income tax benefit of $3.4 million, which was primarily attributable to (i) a benefit of $1.4 million which resulted from previously unrecognized tax benefits in connection with our completion of a research and development study finalized during 2009, and (ii) the impact of our full year effective tax rate on our pre-tax losses for 2009. For the year ended December 31, 2008, our provision for income taxes was $1.5 million and consisted primarily of U.S., state, local and foreign taxes.

As of January 1, 2008, we had approximately $5.1 million of federal net operating loss carryforwards available to offset future taxable income. These net operating loss carryforwards related to excess compensation deductions from previous years’ exercises of stock options. During 2008, we utilized all of our net loss carryforwards, the benefits of which were credited to additional-paid-in-capital. As of December 31, 2009 and December 31, 2008, our deferred tax assets, net of a deferred tax liabilities and valuation allowance, were $14.0 million and $10.0 million, respectively.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2007

Revenues for the year ended December 31, 2008 increased 12% to $87.0 million compared with $77.4 million for the year ended December 31, 2007. Our operating expenses increased 21% from $71.3 million in 2007 to $86.0 million in 2008. Included in our operating expenses for the years ended December 31, 2008 and 2007 were $9.1 million and $7.9 million, respectively, of share-based compensation expense. Net income for the years ended December 31, 2008 and 2007 was $1.2 million and $12.7 million, respectively. Included in our net income for the year ended December 31, 2008 was a tax provision of $1.5 million compared with the year ended December 31, 2007 which included an income tax benefit of $4.3 million, that primarily consisted of a reversal of certain deferred tax asset valuation allowances as a result of our continuing positive operating results and financial projections. Our 12% revenue growth for the year ended December 31, 2008 as compared with the same period in 2007 was due to growth in both our software license revenue and maintenance revenues. This growth in revenues was primarily driven by increases in (i) demand for our data protection and network storage solution software, and (ii) maintenance revenue from new and existing customers. However, during the second half of 2008, our revenue growth slowed, particularly software license revenues, as a result of the difficult economic conditions encountered as a result of the disruptions in the global financial markets, specifically in North America, when compared with the same period in 2007. Because of our well-established installed customer base and growing number of software licenses sold, our revenue from maintenance agreements were not significantly impacted as compared with our software license revenues as a result of the downturn in information technology spending experienced during the second half of 2008. Revenue contribution from our OEM partners increased in absolute dollars for the year ended December 31, 2008 as compared with the same period in 2007. Revenue from our non-OEM partners increased in both absolute dollars and as a percentage of total revenue for the year ended December 31, 2008 as compared with the same period in 2007. Expenses increased in all aspects primarily as a result of increased worldwide headcount to 505 employees as of December 31, 2008, as compared with 414 employees as of December 31, 2007.

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

Software license revenue

Software license revenue increased 10% from $53.2 million for the year ended December 31, 2007 to $58.6 million for the year ended December 31, 2008. Software license revenue represented 67% and 69% of our total revenues for the years ended December 31, 2008 and 2007, respectively. As a result of broader market acceptance of our software applications, new product offerings and increased demand for our products from our expanding base of customers, we continued to experience increased software license revenues. However, during the second half of 2008, as a result of the difficult economic conditions encountered as a result of the disruptions in the global financial markets, specifically in North America, our software license revenue growth slowed when compared with the same period in 2007. Overall, during the year ended December 31, 2008, gross software license revenue from our OEM partners decreased 7%, while gross software license revenues from our non-OEM partners increased 22% when compared to the same period in 2007.

Maintenance revenue

   Maintenance revenues increased 25% from $18.6 million for the year ended December 31, 2007 to $23.3 million for the year ended December 31, 2008. The major factor behind the increase in maintenance revenue was an increase in the number of maintenance and technical support contracts we sold.

Software services and other revenue

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

Cost of Revenues

	Year ended December 31,
	2008	2007
Total Revenues:	$87,024,860	$77,399,222

Cost of maintenance, software services
and other revenue (including amortization
of purchased and capitalized software)	$13,874,238	$11,213,935
Gross Profit	$73,150,622	$66,185,287

Gross Margin	84%	86%

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

Gross profit increased $7.0 million or 11% to $73.2 million for the year ended December 31, 2008, from $66.2 million for the same period in 2007.  Gross margins decreased from 86% for the year ended December 31, 2007, to 84% for the year ended December 31, 2008. Even though we had an increase in our gross profit, our gross margins decreased. Generally, our gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) timing of changes in personnel headcount and related costs, (iii) our mix of product offerings and services, and (iv) costs related to the procurement of hardware for our bundled solutions. Share-based compensation expense included in the cost of maintenance, software services and other revenue increased to $1.4 million from $1.0 million for the years ended December 31, 2008 and 2007, respectively. Share-based compensation expense was equal to 2% and 1% of revenue for the years ended December 31, 2008 and 2007, respectively.

Software Development Costs

Software development costs increased 13% to $25.3 million for the year ended December 31, 2008, from $22.4 million in the same period in 2007. The major contributing factors to the increase in software development costs were higher salary and personnel related costs as a result of increased headcount to enhance and test our core network storage software product and the development of new innovative features and options. Share-based compensation expense included in software development costs decreased to $3.2 million from $3.3 million for the years ended December 31, 2008 and 2007, respectively. Share-based compensation expense included in software development costs was equal to 4% of revenue for each of the years ended December 31, 2008 and 2007, respectively.

Selling and Marketing

Selling and marketing expenses increased 28% to $38.1 million for the year ended December 31, 2008, from $29.7 million for the same period in 2007. The increase in selling and marketing expenses was primarily due to (i) higher salary and personnel related costs as a result of increased sales and marketing headcount, and (ii) higher advertising and marketing related expenses as a result of trade and industry shows, new product offerings/enhancements, new product branding and related advertising and marketing of such initiatives. Share-based compensation expense included in selling and marketing increased to $3.5 million from $2.6 million for the years ended December 31, 2008 and 2007, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 4% and 3% for the years ended December 31, 2008 and 2007, respectively.

General and Administrative

General and administrative expenses increased 9% to $8.7 million for the year ended December 31, 2008 from $8.0 million for the same period in 2007. Increased compensation and personnel related costs as a result of increased headcount to support our general and administrative needs was offset by decreases in professional fees and various administrative expenses during the year ended December 31, 2008, as compared with the same period in 2007. Share-based compensation expense included in general and administrative expenses decreased to $0.9 million from $1.0 million for the years ended December 31, 2008 and 2007, respectively. Share-based compensation expense included in general and administrative expenses was equal to 1% of revenue for each of the years ended December 31, 2008 and 2007, respectively.

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

Income Taxes

For the year ended December 31, 2008, our provision for income taxes was $1.5 million which consisted primarily of U.S., state, local and foreign taxes. For the year ended December 31, 2007, our benefit from income taxes was $4.3 million, which primarily related to a substantial reversal of our deferred income tax valuation allowance. During the year ended December 31, 2007, we determined that based upon a number of factors, including our then cumulative taxable income over the prior three years and expected profitability in future years, certain of our deferred tax assets were “more likely than not” realizable through future earnings. Accordingly, we recognized a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance of approximately $8.9 million. As of December 31, 2008 and December 31, 2007, our deferred tax assets, net of a deferred tax liabilities and valuation allowance, were $10 million and $9.8 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow information is as follows:

	Years Ended December 31,
	2009	2008	2007
Cash provided by (used in):
Operating activities	$8,806,491	$18,231,609	$16,588,539
Investing activities	(11,019,560)	3,335,856	(12,357,286)
Financing activities	(3,826,699)	(30,998,308)	11,803,544
Effect of exchange rate changes	(571,939)	(424,271)	79,543

Net (decrease) increase in cash and cash equivalents	$(6,611,707)	$(9,855,114)	$16,114,340

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balance as of December 31, 2009 totaled $41.8 million, as compared with $42.8 million as of December 31, 2008. Cash and cash equivalents totaled $15.8 million and marketable securities totaled $26.0 million at December 31, 2009. As of December 31, 2008, we had $22.4 million in cash and cash equivalents and $20.4 million in marketable securities.

In 2009, we continued making investments in our infrastructure in anticipation of our current and long-term outlook. As we continue to grow, we will continue to make investments in capital expenditures and we will continue to evaluate the need to increase our headcount. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may continue to use our cash for these purposes. In 2008, we purchased certain assets of World Venture Limited for an aggregate purchase price of $1.7 million including transaction and closing costs (see Note (9) Acquisitions to our consolidated financial statements). As of the date of this filing, we have no other agreements, commitments or understandings with respect to any such acquisitions.

We currently do not have any debt and our only significant commitments are related to our office leases.

At various times from October 2001 through February 2009 our Board of Directors has authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. During 2009, we repurchased 1,181,185 shares of our common stock in open market purchases at an aggregate purchase price of $4.0 million. During 2008, we repurchased 5,639,950 shares of our common stock in open market purchases at an aggregate purchase price of $33.9 million. During 2007, we repurchased 318,900 shares of our common stock in open market purchases at an aggregate purchase price of $3.3 million. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. As of December 31, 2009, we had the authority to repurchase an additional 5,994,765 shares of our common stock based upon our judgment and market conditions. See Note (7) Stockholders’ Equity to our consolidated financial statements for further information.

Net cash provided by operating activities totaled $8.8 million for the year ended December 31, 2009, compared with net cash provided by operating activities of $18.2 million and $16.6 million for the years ended December 31, 2008 and 2007, respectively. The decrease in net cash provided by operating activities for the year ended December 31, 2009, as compared with the same periods in 2008 and 2007, respectively, was the result of recording a net loss of $3.1 million in 2009 compared with net income of $1.2 million and $12.7 million in 2008 and 2007, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to deferred income taxes and tax benefits from stock-based awards; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts payable, accrued expenses and deferred revenues. In addition, net cash provided by operating activities was impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options, particularly in 2008 and 2007. Based upon the authoritative guidance issued by the FASB on stock compensation, tax benefits relating to excess stock-based compensation deductions are to be presented as cash outflows from operating activities. We recognized tax benefits related to stock-based compensation deductions of $0.1 million, $2.1 million and $5.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Net cash used in investing activities was $11.0 million for the year ended December 31, 2009, compared with net cash provided by investing activities of $3.3 million for the year ended December 31, 2008 and net cash used in investing activities of $12.4 million for the year ended December 31, 2007. Included in investing activities for each year are the sales and purchases of our marketable securities. These represent the sales, maturities and reinvesting of our marketable securities. The net cash provided by investing activities from the net sales (purchases) of securities was ($5.6) million, $9.9 million and ($5.7) million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts will fluctuate from year to year depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $4.3 million, $4.5 million and $5.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, as discussed above and further in Note (9) Acquisitions to our consolidated financial statements, during 2008 we used $1.7 million for the acquisition of assets, while we did not have any acquisitions of assets in the same periods of 2009 or 2007. The cash used to purchase software licenses was $1.0 million for the year ended December 31, 2009. We did not have any significant purchases of software licenses during the years ended December 31, 2008 and 2007. We continually evaluate potential software license purchases and acquisitions, and we may continue to make similar investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures as we invest in our infrastructure to support our ongoing growth and expansion both domestically and internationally.

Net cash used in financing activities was $3.8 million for the year ended December 31, 2009, compared with net cash used in financing activities of $31.0 million for the year ended December 31, 2008 and net cash provided by financing activities of $11.8 million for the year ended December 31, 2007. Cash outflows from financing activities resulted from the repurchase of our outstanding common stock. During 2009, we repurchased 1.2 million shares of our common stock at an aggregate purchase price of $4.0 million. During 2008, we repurchased 5.6 million shares of our common stock at an aggregate purchase price of $33.9 million. During 2007, we repurchased 0.3 million shares of our common stock at an aggregate purchase price of $3.3 million. Cash inflows from financing activities primarily result from proceeds received from the exercise of stock options. We received proceeds from the exercise of stock options of $35,000, $0.8 million and $10.0 million in 2009, 2008, and 2007, respectively. Cash inflows from financing activities were also impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options. Based upon the authoritative guidance issued by the FASB on stock compensation, tax benefits relating to excess stock-based compensation deductions are to be presented as cash inflows from financing activities. We recognized tax benefits related to stock-based compensation deductions of $0.1 million, $2.1 million and $5.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As discussed in Note (4) Fair Value Measurements to our consolidated financial statements, on January 1, 2008, we adopted the authoritative guidance issued by the FASB on fair value measurements and disclosures. We utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we hold.

As of December 31, 2009 and 2008, $1.4 million and $1.5 million (at par value), respectively, of our investments was comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. During the first quarter of 2008, we began experiencing failed auctions on auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 - 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our consolidated balance sheet at both December 31, 2009 and 2008.

Our auction rate securities are classified as available-for-sale securities and are reflected at fair value. In prior periods during the auction process, quoted market prices were readily available, which would qualify as Level 1 under FASB authoritative guidance. However, due to events in the credit markets beginning in the second half of 2008, and continuing throughout 2009, the auction events for most of these instruments failed and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model as of both December 31, 2009 and 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Due to these events, we reclassified these instruments as Level 3 commencing in 2008 and we continued to do so in 2009.

As of December 31, 2009, we have recorded $40,000 cumulatively in other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $282,534 in accumulated other comprehensive loss. As of December 31, 2008, the losses related to our auction rate securities recorded in accumulated other comprehensive loss totaled $333,055. During the first quarter of 2009, we determined that a decline in the fair value of one of our particular investments was the result of a downgrade in the credit rating of certain underlying subordinate securities within the auction rate security. As a result, we determined a portion of the overall decline in fair value of the auction rate security to be other-than-temporary due to the creditworthiness of the underlying securities, and accordingly recorded $40,000 in other-than-temporary impairments on this auction rate security. Accordingly, any future fluctuation in the fair value related to any of the auction rate securities that we deem to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive loss, net of tax. In addition, during the fourth quarter of 2009, $100,000 of our auction rate securities were called by the issuer at par value. Finally, with the exception of the creditworthiness of one of our auction rate securities, we believe that the remaining temporary declines in fair value are primarily due to liquidity concerns and not to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future that we determine that a valuation adjustment is other-than-temporary, we will record a charge to earnings in the period of determination.

Our holdings of auction rate securities (at par value) represented approximately 3% of our cash equivalents, and marketable securities balance as of each December 31, 2009 and 2008, respectively, which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the decline in fair value deemed to be temporary is primarily due to liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

We currently do not have any debt and our only material cash commitments are related to our office leases. We have an operating lease covering our corporate office facility that expires in February 2012. We also have several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2010 through 2012. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2009:

Year ending December 31,

2010	2,541,207
2011	1,875,376
2012	522,353
$4,938,936

We believe that our current balance of cash, cash equivalents and marketable securities, and our expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part I, “Risk Factors.”

Off-Balance Sheet Arrangements

As of December 31, 2009 and 2008, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, acquisitions, goodwill and other intangible assets, and fair value measurements.

Revenue Recognition. We recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition.  Software license revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract, a customer purchase order, and/or a royalty report summarizing software licenses sold for each software license resold by an OEM, distributor or solution provider to an end user. The software license fees are fixed and determinable as our standard payment terms range from 30 to 90 days, depending on regional billing practices, and we have not provided any of our customers extended payment terms. When a customer licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance for its fair value based on the contractual maintenance renewal rate.

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

Deferred Income Taxes. In accordance with the authoritative guidance issued by the FASB on income taxes, we regularly estimate our ability to recover deferred tax assets, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable. We also have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes, as well as estimating foreign tax credits. These differences may result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies.

Accounting for Share-Based Payments. As discussed further in Note (8) Share-Based Payment Arrangements, to our consolidated financial statements, we account for stock-based awards in accordance with the authoritative guidance issued by the FASB on stock compensation.

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The expected term of the awards issued prior to January 1, 2008, was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107. The estimated expected term of the stock awards issued since January 1, 2008 has been determined pursuant to SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experiences, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends, and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2009, 2008, and 2007, could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

Acquisitions. We account for acquisitions in accordance with the authoritative guidance issued by the FASB on business combinations. Pursuant to the authoritative guidance, the acquiring company must allocate the purchase price of the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, including intangible assets that can be identified. The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. Among other sources of relevant information, we use independent appraisals or other valuations to assist in determining the estimated and final recorded fair value of assets and liabilities acquired. As discussed further in Note (9) Acquisitions to our consolidated financial statements, in 2008 we purchased certain assets of World Venture Limited for an aggregate purchase price of $1.7 million including transaction and closing costs, and recorded approximately $0.6 million of goodwill as a result of the related fair value appraisals performed.

Goodwill and Other Intangible Assets. As discussed further in Note (1) Summary of Significant Accounting Policies, to our consolidated financial statements, we account for goodwill and other intangible assets in accordance with the authoritative guidance issued by the FASB on goodwill and other intangibles. The authoritative guidance requires an impairment-only approach to accounting for goodwill and other intangibles with an indefinite life. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of each our fiscal year.

As of each December 31, 2009 and 2008, we had $4.2 million of goodwill, respectively.  As of each December 31, 2009 and 2008, we had $0.8 million and $1.4 million (net of amortization), respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives, which typically is three-years. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As discussed further in Note (9) Acquisitions, to our consolidated financial statements, in 2008 we purchased certain assets of World Venture Limited for an aggregate purchase price of $1.7 million including transaction and closing costs, and recorded approximately $0.6 million of goodwill as a result of the related fair value appraisals performed.

Throughout 2009, we continually monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, we did not identify any triggering events which would require an update to our annual impairment test. A 20% decrease in the fair value of our reporting unit as of December 31, 2009 would have had no impact on the carrying value of our goodwill. As of both December 31, 2009 and 2008, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

Fair Value Measurement. As discussed further in Note (4), Fair Value Measurements, to our consolidated financial statements, we determine fair value measurements of both financial and nonfinancial assets and liabilities in accordance with the authoritative guidance issued by the FASB on fair value measurements and disclosures.

In the current market environment, the assessment of the fair value of our marketable securities, specifically our debt instruments, can be difficult and subjective. The volume of trading activity of certain debt instruments has declined, and the rapid changes occurring in the current financial markets can lead to changes in the fair value of financial instruments in relatively short periods of time. The FASB authoritative guidance establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using a undiscounted cash flow analysis, non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant for each of the years ended December 31, 2009 and 2008.

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

As of December 31, 2009, our investments in marketable securities included $1.4 million (at par value) of available-for-sale auction rate securities, and recognized $40,000 cumulatively in other-than-temporary impairments on our available-for-sale auction rate securities. As of December 31, 2008, our investments in marketable securities included $1.5 million (at par value) of available-for-sale auction rate securities and we did not recognize any other-than-temporary impairments on our available-for-sale auction rate securities.

Impact of Recently Issued Accounting Pronouncements

See Item 8 of Part II, Consolidated Financial Statements – Note (1) Summary of Significant Accounting Policies – New Accounting Pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $41.8 million as of December 31, 2009. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 30% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at December 31, 2009.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the years ended December 31, 2009, 2008 and 2007, approximately 40%, 40% and 34%, respectively, of our sales were from outside the United States. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. dollar versus the Euro, Japanese yen, the New Taiwanese Dollar, Korean won, and to a lesser extent the Canadian dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the remeasurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at December 31, 2009, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $0.8 million. Commencing in the second quarter of 2009, we began entering into foreign currency hedges to minimize our exposure to changes in certain foreign currency exchange rates on the balance sheet (see Note (11) Derivative Financial Instruments, to our consolidated financial statements.) The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have audited the accompanying consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FalconStor Software, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FalconStor Software, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report, dated March 12, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Melville, New York,
March 12, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have audited FalconStor Software, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FalconStor Software, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FalconStor Software, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 12, 2010, expressed an unqualified opinion on those consolidated financial statements.

   /s/  KPMG LLP

Melville, New York
March 12, 2010

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$15,752,528	$22,364,235
Marketable securities	24,952,966	19,279,010
Accounts receivable, net of allowances of $7,503,338 and $8,474,428, respectively	24,948,261	25,015,848
Prepaid expenses and other current assets	2,717,260	2,468,632
Deferred tax assets, net	4,320,773	4,296,297

Total current assets	72,691,788	73,424,022

Property and equipment, net of accumulated depreciation of $17,380,681 and $18,342,081 , respectively	7,601,727	7,963,019
Long-term marketable securities	1,077,466	1,166,945
Deferred tax assets, net	9,698,859	5,739,195
Other assets, net	2,958,229	2,544,545
Goodwill	4,150,339	4,150,339
Other intangible assets, net	823,416	1,375,695

Total assets	$99,001,824	$96,363,760

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,570,190	$738,140
Accrued expenses	8,454,743	8,288,732
Deferred revenue, net	16,570,076	16,068,370

Total current liabilities	26,595,009	25,095,242

Other long-term liabilities	608,907	199,323
Deferred revenue, net	5,644,994	5,992,843

Total liabilities	32,848,910	31,287,408

Commitments and Contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized, none issued	--	--
Common stock - $.001 par value, 100,000,000 shares authorized, 52,389,028 and 51,970,442 shares issued, respectively and 44,383,793 and 45,146,392 shares outstanding, respectively	52,389	51,970
Additional paid-in capital	141,726,802	132,998,230
Accumulated deficit	(27,181,894)	(24,089,189)
Common stock held in treasury, at cost (8,005,235 and 6,824,050 shares, respectively)	(46,916,339)	(42,928,328)
Accumulated other comprehensive loss, net	(1,528,044)	(956,331)

Total stockholders' equity	66,152,914	65,076,352
Total liabilities and stockholders' equity	$99,001,824	$96,363,760

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2009	2008	2007

Revenues:
Software license revenue	$58,154,948	$58,590,246	$53,153,980
Maintenance revenue	25,476,989	23,283,094	18,606,591
Software services and other revenue	5,827,244	5,151,520	5,638,651
	89,459,181	87,024,860	77,399,222

Operating expenses:
Amortization of purchased and capitalized software	718,448	221,344	122,560
Cost of maintenance, software services and other revenue	16,196,959	13,652,894	11,091,375
Software development costs	26,761,384	25,296,404	22,405,058
Selling and marketing	42,255,099	38,096,693	29,656,034
General and administrative	9,875,254	8,745,777	8,023,562
	95,807,144	86,013,112	71,298,589
Operating (loss) income	(6,347,963)	1,011,748	6,100,633

Interest and other (loss) income, net	(127,803)	1,688,699	2,329,187

(Loss) income before income taxes	(6,475,766)	2,700,447	8,429,820

(Benefit) provision for income taxes	(3,383,061)	1,497,635	(4,312,036)

Net (loss) income	$(3,092,705)	$1,202,812	$12,741,856

Basic net (loss) income per share	$(0.07)	$0.03	$0.26

Diluted net (loss) income per share	$(0.07)	$0.02	$0.24

Basic weighted average common shares outstanding	44,781,918	47,858,679	49,420,848

Diluted weighted average common shares outstanding	44,781,918	49,496,736	53,130,903

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
		Additional			other	Total
	Common	paid-in	Accumulated	Treasury	comprehensive	stockholders'	Comprehensive
	stock	capital	deficit	stock	(loss)	equity	income (loss)

Balance, December 31, 2006	$49,086	$99,282,308	$(38,033,857)	$(5,780,163)	$(474,127)	$55,043,247	–

Exercise of stock awards	2,254	10,004,920	–	–	–	10,007,174	–
Net effects of tax benefits from stock-based award activity	–	5,070,031	–	–	–	5,070,031	–
Issuance of stock options to non-employees	–	209,218	–	–	–	209,218	–
Share-based compensation	–	7,728,305	–	–	–	7,728,305
Net Income	–	–	12,741,856	–	–	12,741,856	12,741,856
Acquisition of treasury stock	–	–	–	(3,273,661)	–	(3,273,661)	–
Minimum pension liability adjustment, net (Note 12)	–	–	–	–	(115,925)	(115,925)	(115,925)
Change in unrealized gains / losses on marketable securities, net	–	–	–	–	66,975	66,975	66,975
Foreign currency translation adjustment	–	–	–	–	1,157	1,157	1,157

Balance, December 31, 2007	$51,340	$122,294,782	$(25,292,001)	$(9,053,824)	$(521,920)	$87,478,377	$12,694,063

Exercise of stock awards	630	820,652	–	–	–	821,282	–
Net effects of tax benefits from stock-based award activity	–	798,280	–	–	–	798,280	–
Issuance of stock options to non-employees	–	140,975	–	–	–	140,975	–
Share-based compensation	–	8,943,541	–	–	–	8,943,541
Net Income	–	–	1,202,812	–	–	1,202,812	1,202,812
Acquisition of treasury stock	–	–	–	(33,874,504)	–	(33,874,504)	–
Minimum pension liability adjustment, net (Note 12)	–	–	–	–	61,454	61,454	61,454
Change in unrealized gains / losses on marketable securities, net	–	–	–	–	(224,299)	(224,299)	(224,299)
Foreign currency translation adjustment	–	–	–	–	(271,566)	(271,566)	(271,566)

Balance, December 31, 2008	$51,970	$132,998,230	$(24,089,189)	$(42,928,328)	$(956,331)	$65,076,352	$768,401

Exercise of stock awards	419	35,101	–	–	–	35,520	–
Net effects of tax shortfalls from stock-based award activity	–	(133,970)	–	–	–	(133,970)	–
Issuance of stock options to non-employees	–	275,480	–	–	–	275,480	–
Share-based compensation	–	8,551,961	–	–	–	8,551,961
Net Loss	–	–	(3,092,705)	–	–	(3,092,705)	(3,092,705)
Acquisition of treasury stock	–	–	–	(3,988,011)	–	(3,988,011)	–
Minimum pension liability adjustment, net (Note 12)	–	–	–	–	(50,850)	(50,850)	(50,850)
Change in unrealized gains / losses on marketable securities, net	–	–	–	–	24,031	24,031	24,031
Foreign currency translation adjustment	–	–	–	–	(544,894)	(544,894)	(544,894)

Balance, December 31, 2009	$52,389	$141,726,802	$(27,181,894)	$(46,916,339)	$(1,528,044)	$66,152,914	$(3,664,418)

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(3,092,705)	$1,202,812	$12,741,856
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,889,353	5,075,090	3,917,484
Share-based payment employee compensation	8,551,961	8,943,541	7,728,305
Non-cash professional services expenses	275,480	140,975	209,218
Realized loss (gain) on marketable securities	21,582	(7,403)	(24,928)
Impairment of cost method investments	57,068	65,424	124,038
Excess tax benefits from stock-based award activity	(125,792)	(2,054,914)	(5,070,031)
Provision for returns and doubtful accounts	3,163,697	4,088,575	5,041,216
Deferred income taxes	(4,112,205)	(1,125,867)	(9,837,482)
Changes in operating assets and liabilities:
Accounts receivable	(3,111,342)	(2,968,069)	(7,033,855)
Prepaid expenses and other current assets	(244,843)	(848,588)	(367,972)
Other assets	31,153	139,253	(129,459)
Accounts payable	839,210	(1,020,454)	300,766
Accrued expenses and other liabilities	507,140	3,503,772	5,139,110
Deferred revenue	156,734	3,097,462	3,850,273

Net cash provided by operating activities	8,806,491	18,231,609	16,588,539

Cash flows from investing activities:
Purchase of marketable securities	(35,066,943)	(99,690,769)	(110,825,016)
Sale of marketable securities	29,499,217	109,569,524	105,156,272
Purchase of cost method investments	--	--	(923,636)
Acquisition of assets	--	(1,696,000)	--
Purchase of property and equipment	(4,303,718)	(4,502,417)	(5,510,953)
Purchase of software licenses	(950,000)	--	(185,000)
Capitalized software development costs	(80,703)	--	--
Purchase of intangible assets	(83,973)	(340,482)	(266,401)
Security deposits	(33,440)	(4,000)	197,448

Net cash (used in) provided by investing Activities	(11,019,560)	3,335,856	(12,357,286)

Cash flows from financing activities:
Proceeds from exercise of stock options	35,520	821,282	10,007,174
Payments to acquire treasury stock	(3,988,011)	(33,874,504)	(3,273,661)
Excess tax benefits from stock-based award activity	125,792	2,054,914	5,070,031
Net cash (used in) provided by financing activities	(3,826,699)	(30,998,308)	11,803,544

Effect of exchange rate changes	(571,939)	(424,271)	79,543

Net (decrease) increase in cash and cash equivalents	(6,611,707)	(9,855,114)	16,114,340

Cash and cash equivalents, beginning of year	22,364,235	32,219,349	16,105,009

Cash and cash equivalents, end of year	$15,752,528	$22,364,235	$32,219,349

Cash paid for income taxes	$130,125	$1,125,415	$273,631

The Company did not pay any interest for the three years ended December 31, 2009.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2009

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

The financial market volatility and poor economic conditions beginning in the third quarter of 2008 and continuing throughout 2009, both in the U.S. and in many other countries where the Company operates, have impacted and may continue to impact the Company’s business. Such conditions could have a material impact to the Company’s significant accounting estimates discussed above, in particular those around accounts receivable allowances, cost-based investments and marketable securities.

(d)	Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of December 31, 2009 and December 31, 2008, the Company’s cash equivalents consisted of money market funds, government securities and/or commercial paper. At December 31, 2009 and December 31, 2008, the fair value of the Company’s cash equivalents amounted to approximately $8.8 million and $15.9 million, respectively. As of December 31, 2009 and December 31, 2008, the Company’s marketable securities consisted of corporate bonds, auction rate securities, and government securities. As of December 31, 2009 and December 31, 2008, the fair value of the Company’s current marketable securities was approximately $25.0 million and $19.3 million, respectively. In addition, at December 31, 2009 and December 31, 2008, the Company had an additional $1.1 million and $1.2 million, respectively, of long-term marketable securities that required a higher level of judgment to determine the fair value. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded in other income in the consolidated statement of operations. See Note (4) Fair Value Measurements for additional information.

(e)	Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measurements, a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1 – Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 – Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.
As of each December 31, 2009 and 2008, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximates book value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

(f)	Revenue Recognition

In accordance with the authoritative guidance issued by the FASB on revenue recognition, the Company recognizes revenue from software licenses when persuasive evidence of an arrangement exists, the fee is fixed and determinable and the software is delivered and collection of the resulting receivable is deemed probable. Software delivered to a customer on a trial basis is not recognized as revenue until a permanent key code is delivered to the customer. Reseller customers typically send the Company a purchase order when they have an end user identified. When a customer licenses software together with the purchase of maintenance, the Company allocates a portion of the fee to maintenance for its fair value. Software maintenance fees are deferred and recognized as revenue ratably over the term of the contract. The long-term portion of deferred revenue relates to maintenance contracts with terms in excess of one year. The cost of providing technical support is included in cost of maintenance, software service and other revenues. The Company provides an allowance for software product returns as a reduction of revenue, based upon historical experience and known or expected trends.

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

The Company has transactions in which it purchases hardware and bundles this hardware with the Company’s software and sells the bundled solution to its customer. The Company’s software is not essential to the functionality of the bundled hardware. The amount of revenue allocated to the software and hardware bundle is recognized as revenue in the period delivered provided all other revenue recognition criteria have been met. The Company further separates the software sales revenue from the hardware revenue for purposes of classification in the consolidated statements of operations in a systematic and rational manner based on their deemed relative fair values.

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

Amortization expense was $636,252, $464,495 and $229,808 for the years ended December 31, 2009, 2008 and 2007, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2009 and December 31, 2008 are as follows:

	December 31,	December 31,
	2009	2008
Goodwill:	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$2,769,748	$2,685,775
Accumulated amortization	(1,946,332)	(1,310,080)
Net carrying amount	$823,416	$1,375,695

As of December 31, 2009, amortization expense for existing identifiable intangible assets is expected to be $544,033, $261,142, and $18,241 for the years ended December 31, 2010, 2011 and 2012, respectively.  Such assets will be fully amortized at December 31, 2012.

(i)	Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the products estimated life, typically three years, or the ratio of current revenue of the related products to total current and anticipated future revenue of these products. During the first quarter of 2009, the Company capitalized $80,703 related to software development projects. The Company did not capitalize any other software development costs during 2009. Amortization expense was $20,176 for the year ended December 31, 2009.

The purchased software technology net carrying value of $510,000 and $102,540, after accumulated amortization of $5,817,431 and $5,274,891, is included in “other assets” in the consolidated balance sheets as of December 31, 2009 and December 31, 2008, respectively. Amortization expense was $542,540, $143,477 and $122,560 for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization of purchased software technology is recorded at the greater of the straight-line basis over the products estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

As of December 31, 2009, amortization expense for software development costs and purchased software technology is expected to be $536,901, $26,901 and $6,725 for the years ended December 31, 2010, 2011 and 2012, respectively.  Such assets will be fully amortized at December 31, 2012.

(j)	Income Taxes

The Company records income taxes under the liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In determining the period in which related tax benefits are realized for book purposes, excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted.

Since January 1, 2007, the Company accounted for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Pursuant to the authoritative guidance, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, the authoritative guidance addresses de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures. The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its consolidated statement of operations. See Note (6) Income Taxes for additional information.

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

The Company accounts for share-based payments in accordance with the authoritative guidance issued by the FASB on stock compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of estimated forfeitures. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. All share-based awards are expected to be fulfilled with new shares of common stock.

(m)	Foreign Currency

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Unrealized gains and losses from the translation of foreign assets and liabilities are classified as a separate component of stockholders’ equity.  Realized gains and losses from foreign currency transactions are included in the consolidated statements of operations within interest and other income, net. During the years ended December 31, 2009, 2008, and 2007, foreign currency realized (losses) gains totaled approximately ($626,000), $199,000 and $22,000, respectively. See Note (11) Derivative Financial Instruments for additional information.

(n)	Earnings Per Share (EPS`)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents. Due to the net loss for the year ended December 31, 2009, all common stock equivalents of 13,791,999 were excluded from diluted net loss per share because they were anti-dilutive. As of December 31, 2009, 2008 and 2007, potentially dilutive common stock equivalents included 13,791,999, 8,525,928, and 6,454,969 respectively, attributable to stock option awards, restricted stock awards and restricted stock unit awards outstanding.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computation:

	Year Ended December 31, 2009			Year Ended December 31, 2008			Year Ended December 31, 2007
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(3,092,705)	44,781,918	$(0.07)	$1,202,812	47,858,679	$0.03	$12,741,856	49,420,848	$0.26

Effect of dilutive securities:
Stock Options and Restricted Stock		-			1,638,057			3,710,055

Diluted EPS	$(3,092,705)	44,781,918	$(0.07)	$1,202,812	49,496,736	$0.02	$12,741,856	53,130,903	$0.24

(o)	Investments

As of December 31, 2009 and 2008, the Company maintained certain cost-method investments aggregating $973,965 and $1,031,033, respectively, which are included in “Other assets, net” in the accompanying consolidated balance sheets. During 2009 and 2008, the Company recognized impairment charges of $57,068 and $65,424, respectively, related to certain of its cost-method investments as a result of other-than-temporary declines in market value related to certain of these investments. These charges are included in “Interest and other (loss) income, net” in the accompanying consolidated statements of operations.

(p)	Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

(q)	New Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company plans on providing the additional required disclosures in its future consolidated financial statements.

In October 2009, the FASB issued authoritative guidance related to the recognition of revenue for multiple-deliverable arrangements. Under the authoritative guidance, revenue may be allocated to the different elements in an arrangement based on relative selling price using the best estimate of selling price if vendor-specific or other third-party evidence of value is not available. This authoritative guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is still assessing the potential impact of adopting the new authoritative guidance.

In October 2009, the FASB issued authoritative guidance altering the scope of revenue recognition guidance for software deliverables to exclude items sold that include hardware with software that is essential to the hardware's functionality. This authoritative guidance will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company is still assessing the potential impact of adopting the new authoritative guidance.

In June 2009, the FASB issued authoritative guidance to amend the manner in which entities evaluate whether consolidation is required for variable interest entities (“VIE”). The amended authoritative guidance determines whether an entity is a VIE and requires a company to perform an analysis to determine whether the company’s variable interest or interests give it a controlling financial interest in a VIE. The amended authoritative guidance determines whether a company is required to consolidate an entity based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The authoritative guidance will be effective for annual reporting periods beginning after November 15, 2009. The Company is currently evaluating the impact, if any, the adoption of the amended authoritative guidance will have on its consolidated financial statements.

In June 2009, the FASB issued authoritative guidance related to the FASB Accounting Standards Codification ("Codification"), as the single source of authoritative non-governmental generally accepted accounting principles (“GAAP”) in the United States of America. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification was effective for interim or annual periods ending after September 15, 2009, and the Company adopted the Codification during the quarter ended September 30, 2009. The adoption of the Codification did not have an impact on the Company’s financial condition or results of operations, but does impact the Company’s financial reporting process by eliminating all references to pre-codification standards.

In May 2009, the FASB issued authoritative guidance establishing general standards for accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This authoritative guidance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted the authoritative guidance during the quarter ended June 30, 2009, and the adoption did not have any impact on the Company’s consolidated financial position.

(r)	Reclassifications

Certain reclassifications have been made to the prior periods consolidated financial statements to conform to the current period’s presentation.

(2)	Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2009	2008
Computer hardware and software	$22,529,719	$24,110,190
Furniture and equipment	626,909	566,598
Leasehold improvements	1,812,772	1,615,304
Automobile	13,008	13,008
	24,982,408	26,305,100
Less accumulated depreciation	(17,380,681)	(18,342,081)
	$7,601,727	$7,963,019

  During the year ended December 31, 2009, the Company wrote off approximately $5.2 million of fully depreciated assets and related accumulated depreciation, for book purposes only. Depreciation expense was $4,690,385, $4,467,118, and $3,565,116 in 2009, 2008, and 2007, respectively.

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

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2009, are as follows:

	Aggregate Fair Value	Cost Basis	Net Unrealized Gains / (loss)

Auction rate securities	$1,077,466	$1,360,000	$(282,534)
Government securities	18,494,044	18,440,506	53,538
Corporate debt securities	6,458,922	6,438,616	20,306
	$26,030,432	$26,239,122	$(208,690)

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2008, are as follows:

	Aggregate Fair Value	Cost Basis	Net Unrealized Gains / (loss)

Auction rate securities	$1,166,945	$1,500,000	$(333,055)
Government securities	13,760,507	13,600,725	159,782
Corporate debt securities	5,518,503	5,592,253	(73,750)
	$20,445,955	$20,692,978	$(247,023)

The cost basis and fair value of available-for-sale securities by contractual maturity as of December 31, 2009, were as follows:

	Fair Value	Cost

Due within one year	$17,393,280	$17,317,659
Due after one year	8,637,152	8,921,462
	$26,030,432	$26,239,122

(4)	Fair Value Measurements

The Company measures its cash equivalents and marketable securities at fair value. Fair value is an exit price, representing the amount that would be received on the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants. As a basis for considering such assumptions, a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at December 31, 2009 and December 31, 2008 totaled $6.4 million and $15.1 million, respectively, which are included within cash and cash equivalents and marketable securities in the consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category at December 31, 2009 includes government securities and corporate debt securities totaling $27.3 million. The Level 2 category at December 31, 2008 included commercial paper totaling $0.8 million, and government securities and corporate debt securities totaling $19.3 million, which are included within cash and cash equivalents and marketable securities in the consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes auction rate securities, which at December 31, 2009 and December 31, 2008 totaled $1.1 million and $1.2 million, respectively, which are included within long-term marketable securities in the consolidated balance sheets.

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

As of each December 31, 2009 and 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. However, due to events in the U.S. credit markets, the auction events for these securities held by the Company failed commencing in the first quarter of 2008, and continued to fail throughout both 2008 and 2009. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis and other type of valuation model as of both December 31, 2009 and December 31, 2008. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

As of December 31, 2009, the Company recorded $40,000 cumulatively as an other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $282,534 in accumulated other comprehensive loss. As of December 31, 2008, the losses related to the Company’s auction rate securities recorded in accumulated other comprehensive loss totaled $333,055. During the first quarter of 2009, the Company determined that a decline in the fair value of one of its particular investments was the result of a downgrade in the credit rating of certain underlying subordinate securities within the auction rate security. As a result, the Company determined a portion of the overall decline in fair value of the auction rate security to be other-than-temporary due to the creditworthiness of the underlying securities, and accordingly recorded $40,000 in other-than-temporary impairments on this auction rate security. Accordingly, any future fluctuation in the fair value related to any of the auction rate securities that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded in accumulated other comprehensive loss, net of tax. In addition, during the fourth quarter of 2009, $100,000 of the Company’s auction rate securities were called by the issuer at par value. Finally, with the exception of the creditworthiness of one of the auction rate securities, the Company believes that the remaining temporary declines in fair value are primarily due to liquidity concerns and not to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, the Company will record a charge to earnings in the period of determination.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2009:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$6,405,104	$6,405,104	$-	$-
Corporate debt and government securities	2,372,660	-	2,372,660	-

Marketable securities:
Corporate debt and government securities	24,952,966	-	24,952,966	-
Auction rate securities	1,077,466	-	-	1,077,466

Total assets measured at fair value	$34,808,196	$6,405,104	$27,325,626	$1,077,466

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2008:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$15,088,465	$15,088,465	$-	$-
Commercial paper	799,920	-	799,920	-

Marketable securities:
Corporate debt and government securities	19,279,010	-	19,279,010	-
Auction rate securities	1,166,945	-	-	1,166,945

Total assets measured at fair value	$36,334,340	$15,088,465	$20,078,930	$1,166,945

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis and other type of valuation model during the first quarter of 2008. Accordingly, these securities changed from Level 1 to Level 3 within the three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of each of the years ended December 31, 2009 and 2008:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Auction Rate Securities

	December 31, 2009	December 31, 2008
Beginning Balance	$1,166,945	$-
Transfers to Level 3	-	1,500,000
Total unrealized gains (losses) in accumulated
other comprehensive loss	50,521	(333,055)
Total realized losses in other income	(40,000)	-
Securities called by issuer	(100,000)	-
Ending Balance	$1,077,466	$1,166,945

(5)	Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,	December 31,
	2009	2008

Accrued compensation	$2,920,802	$3,708,523
Accrued consulting and professional fees	968,713	957,527
Accrued marketing and promotion	10,777	107,393
Other accrued expenses	1,704,500	1,684,077
Accrued income taxes	309,936	441,380
Accrued other taxes	1,515,654	522,562
Accrued hardware purchases	736,591	502,864
Accrued and deferred rent	287,770	364,406
	$8,454,743	$8,288,732

(6)	Income Taxes

Information pertaining to the Company’s (loss) income before income taxes and the applicable (benefit) provision for income taxes is as follows:

	December 31,
	2009	2008	2007

Income before income taxes:
Domestic (loss) income	$(8,349,257)	$1,238,431	$7,788,284
Foreign income	1,873,491	1,462,016	641,536
Total (loss) income before income taxes:	$(6,475,766)	$2,700,447	$8,429,820

Provision (benefit) for income taxes:

Current:
Federal	$111,000	$1,905,083	$4,421,578
State and local	(13,988)	336,363	802,074
Foreign	778,129	382,056	301,794
	875,141	2,623,502	5,525,446

Deferred:
Federal	$(4,039,825)	$(1,466,080)	$(8,843,575)
State and local	(189,116)	77,941	(696,490)
Foreign	(29,261)	262,272	(297,417)
	(4,258,202)	(1,125,867)	(9,837,482)

Total (benefit) provision for income taxes:	$(3,383,061)	$1,497,635	$(4,312,036)

During 2009, the Company recorded a tax benefit of $3,383,061 related to federal, state and local and foreign taxes.  In addition, the Company recorded a deferred provision of $14,302 as a component of other comprehensive income relating to unrealized gains on available-for-sale securities.

During 2008, the Company recorded a tax provision of $1,497,635 related to federal, state and local and foreign taxes. In addition, the Company recorded a deferred tax benefit of $135,198 as a component of other comprehensive income relating to unrealized losses on available-for-sale securities.

During 2007, the Company recorded a tax benefit of $4,312,036, related to a provision for state, local and foreign taxes offset by net benefits for the reversal of a portion of the valuation allowance for certain deferred tax assets. In addition, the Company recorded a deferred provision of $43,037 as a component of other comprehensive income relating to unrealized gains on available-for-sale securities.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008

Deferred Tax Assets and Liabilities:
Allowance for receivables	$2,799,390	$3,161,447
Deferred revenue	2,177,914	1,914,460
Share-based compensation	5,505,648	3,277,771
Accrued expenses and other liabilities	526,219	459,349
Local net operating loss carryforwards	87,412	94,494
Foreign net operating loss carryforwards	630,223	787,124
Tax credit carryforwards	1,994,690	866,320
AMT tax credit carryforwards	503,798	482,648
Capital loss carryforwards	677,722	663,454
Fixed assets	267,847	(234,588)
Intangibles	473,292	333,535
Sub-total	15,644,155	11,806,014
Valuation allowance	(1,624,523)	(1,770,522)
Net Deferred Tax Asset	$14,019,632	$10,035,492

During the year ended December 31, 2009, the Company’s deferred tax asset valuation allowance decreased by $0.1 million. The decrease in the valuation allowance was primarily attributable to the current year utilization of net operating losses in China for which no tax benefit was previously recognized.

As of December 31, 2009, the deferred tax asset valuation allowance of $1.6 million relates to: (i) capital loss carryforwards and write-down of investments of $0.7 million; (ii) net operating losses related to excess share-based compensation expense deductions of $0.1 million; (iii) foreign tax credits of $0.2 million; and (iv) certain foreign net operating losses of $0.6 million. If the remaining valuation allowance were to be reversed, approximately $0.1 million would be allocated to additional paid-in-capital as such amounts are attributable to the tax effects of excess compensation deductions from exercises of employee and consultant stock options. The reversal of the remainder of the valuation allowance of approximately $1.5 million would reduce income tax expense.

As of December 31, 2009, the Company had approximately $2.5 million of various tax credit carryforwards, of which, approximately $1.8 million related to research and development tax credit carryforwards. The research and development tax credits may be carried forward 20 years for federal tax purposes and are set to expire at various dates beginning in 2020 through 2029, if not utilized.

As of December 31, 2008, the deferred tax asset valuation allowance of $1.8 million relates to: (i) capital loss carry forwards of $0.7 million; (ii) net operating losses related to excess share-based compensation expense deductions of $0.1 million; (iii) foreign tax credits of $0.2 million; and (iv) certain foreign net operating losses of $0.8 million. If the remaining valuation allowance were to be reversed, approximately $0.1 million would be allocated to additional paid-in-capital as such amounts are attributable to the tax effects of excess compensation deductions from exercises of employee and consultant stock options. The reversal of the remainder of the valuation allowance of approximately $1.7 million would reduce income tax expense.

The Company has not provided for the United States income or the foreign withholding taxes on the undistributed earnings of its subsidiaries operating outside of the United States, with the exception of China.  It is the Company’s intention to reinvest those earnings permanently, and accordingly, it is not practicable to estimate the amount of tax that might be payable.

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	December 31,
	2009	2008	2007

Tax at Federal statutory rate	$(2,266,518)	$945,156	$2,950,437

Increase (reduction) in income taxes resulting from:
State and local taxes	(226,341)	119,963	461,823
Non-deductible expenses	92,857	(25,076)	169,310
Shared-based payment compensation	336,882	728,760	811,659
Net effect of foreign operations	145,310	(52,755)	154,888
Research and development credit	(1,413,087)	(446,033)	(227,421)
Change in tax rates	-	203,717	283,585
Change in valuation allowance	(52,163)	23,903	(8,916,317)

	$(3,383,061)	$1,497,635	$(4,312,036)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2009	2008

Balance at January 1,	$4,985,445	$4,399,914
Increases in tax positions for prior years	-	452,365
Decreases in tax positions for prior years	(436,196)	-
Increase in tax positions for current year	121,473	133,166
Settlements	(3,318)	-

Balance at December 31,	$4,667,404	$4,985,445

Of the amounts reflected in the table above at December 31, 2009, the entire amount if recognized would reduce the Company’s annual effective tax rate. As of December 31, 2009, the Company had approximately $85,352 of accrued interest and penalties.  The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2006 through 2009 tax years generally remain subject to examination by federal and most state tax authorities. In addition to the U.S., the Company’s major taxing jurisdictions include China, Taiwan, France, Germany and Korea.

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

During the year ended December 31, 2009, the Company repurchased 1,181,185 shares of our common stock in open market purchases at an aggregate purchase price of $3,988,011. During the year ended December 31, 2008, the Company repurchased 5,639,950 shares of our common stock in open market purchases at an aggregate purchase price of $33,874,504. Since October 2001, the Company has repurchased a total of 8,005,235 shares at an aggregate purchase price of $46,916,339. As of December 31, 2009, the Company had the authorization to repurchase an additional 5,994,765 shares of its common stock based upon its judgment and market conditions.

Preferred Stock

The Company is authorized to issue two million shares of $0.001 par value Preferred Stock. No preferred stock has been issued or outstanding for any period presented.

(8)	Share-Based Payment Arrangements

On May 1, 2000, the Company adopted the FalconStor Software, Inc., 2000 Stock Option Plan (the “2000 Plan”). The 2000 Plan is administered by the Board of Directors and, as amended, provides for the grant of options to purchase up to 14,162,296 shares of Company common stock to employees, consultants and non-employee directors. Options may be incentive (“ISO”) or non-qualified. ISOs granted must have exercise prices at least equal to the fair value of the common stock on the date of grant, and have terms not greater than ten years, except those to an employee who owns stock with greater than 10% of the voting power of all classes of stock of the Company, in which case they must have an option price at least 110% of the fair value of the stock, and expire no later than five years from the date of grant. Non-qualified options granted must have exercise prices not less than eighty percent of the fair value of the common stock on the date of grant, and have terms not greater than ten years. All options granted under the 2000 Plan must be granted before May 1, 2010. As of December 31, 2009, there were 322,758 shares available for grant under the 2000 Plan.

On May 17, 2006, the Company adopted the FalconStor Software, Inc., 2006 Incentive Stock Plan (the “2006 Plan”).  The 2006 Plan was amended on May 8, 2007 and on May 8, 2008. The 2006 Plan is administered by the Board of Directors and provides for the grant of incentive and nonqualified stock options, shares of restricted stock, and restricted stock units to employees, officers, consultants and advisors of the Company. The number of shares available for grant or issuance under the 2006 Plan, as amended, is determined as follows:  If, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2006 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2009, the total number of outstanding shares of the Company’s common stock totaled 44,680,318. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 2,080,367 shares to 2,234,016 shares available for issuance as of July 1, 2009. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of not greater than ten years. All options, shares of restricted stock, and restricted stock units granted under the 2006 Plan must be granted before May 17, 2016. As of December 31, 2009, there were 1,304,047 shares available for grant under the 2006 Plan.

On May 8, 2007, the Company adopted the FalconStor Software, Inc. 2007 Outside Directors Equity Compensation Plan (the “2007 Plan”). The 2007 Plan was amended on May 8, 2008. The 2007 Plan is administered by the Board of Directors and provides for the issuance of up to 300,000 shares of Company common stock upon the vesting of options or upon the grant of shares with such restrictions as determined by the Board of Directors to the non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. Shares of restricted stock have the terms and conditions set by the Board of Directors and are forfeitable until the terms of the grant have been satisfied. As of December 31, 2009, there were no shares available for grant under the 2007 Plan.

As of December 31, 2009, options to purchase 125,500 and 250,000 shares remain outstanding from the Company’s 1994 Outside Directors Stock Option Plan (the “1994 Plan”) and 2004 Outside Directors Stock Option Plan (the “2004 Plan”), respectively. Options granted under both Plans have terms of ten years, and no additional options are available for grant under each of the 1994 Plan and 2004 Plan, respectively.

A summary of the Company’s stock option activity for 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2008	9,675,145	$6.41

Granted	3,399,700	$3.00
Exercised	(102,571)	$0.35
Canceled	(193,799)	$8.01
Forfeited	(240,137)	$6.49

Options Outstanding at December 31, 2009	12,538,338	$5.51	6.31	$8,254,348

Options Exercisable at December 31, 2009	7,422,272	$6.22	4.43	$3,633,175

Options Expected to Vest after December 31, 2009 (1)	4,128,255	$4.38	9.06	$-

(1) Options expected to vest after December 31, 2009 reflect an estimated forfeiture rate

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the years ended December 31, 2009, 2008 and 2007 was $35,520, $821,282 and $10,007,174, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $358,495, $2,091,768 and $14,398,460, respectively.

The Company realized share-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statement of operations:

	Years ended December 31,
	2009	2008	2007
Cost of maintenance, software services and other revenue	$1,534,208	$1,449,065	$1,034,424
Software development costs	3,057,145	3,240,711	3,279,065
Selling and marketing	3,107,877	3,531,375	2,615,503
General and administrative	1,128,211	863,365	1,008,531

	$8,827,441	$9,084,516	$7,937,523

The Company recognized approximately $388,000, $506,000 and $1,025,000 of tax benefits related to share-based compensation expense during the years ended December 31, 2009, 2008 and 2007, respectively.

The Company began issuing restricted stock in 2006 and restricted stock units in 2008. The fair value of the restricted stock awards and restricted stock units are expensed at either (i) the fair value per share at date of grant (outside directors, officers and employees), or (ii) the fair value per share as of each reporting period (non-employee consultants).  A summary of the total stock-based compensation expense related to restricted stock awards and restricted stock units, which is included in the Company’s total share-based compensation expense for each respective year, is as follows:

	Years ended December 31,
	2009	2008	2007
Outside directors, officers and employees	$2,667,745	$2,284,800	$912,619
Non-employee consultants	123,249	177,824	123,860

	$2,790,994	$2,462,624	$1,036,479

As of December 31, 2009, an aggregate of 2,178,854 shares of restricted stock have been issued, of which, 622,425 have vested and 393,180 have been forfeited. As of December 31, 2008, an aggregate of 1,140,000 shares of restricted stock have been issued, of which, 306,410 have vested and 390,500 have been forfeited. As of December 31, 2007, an aggregate of 598,000 shares of restricted stock have been issued, of which, 75,350 have vested and 25,000 have been forfeited.

As of December 31, 2009, an aggregate of 90,412 restricted stock units have been issued, of which none had vested or been forfeited.  As of December 31, 2008, an aggregate of 45,750 restricted stock units have been issued, of which none had vested or been forfeited.

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2008	488,840

Granted	1,083,516
Vested	(316,015)
Forfeited	(2,680)

Non-Vested at December 31, 2009	1,253,661

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the years ended December 31, 2009, 2008 and 2007 was $1,405,901, $1,542,308 and $767,756, respectively.

Options granted to non-employee consultants have exercise prices equal to the fair market value of the stock on the date of grant and a contractual term of ten years. Restricted stock awards granted to non-employee consultants have a contractual term equal to the lapse of restriction(s) of each specific award. Vesting periods for share-based awards granted to non-employee consultants range from immediate vesting to three years depending on service requirements. A summary of the total stock-based compensation expense related to share-based awards granted to non-employee consultants, which is included in the Company’s total share-based compensation expense for each respective year, is as follows:

	Years ended December 31,
	2009	2008	2007
Non-qualified stock options	$152,231	$(36,849)	$85,358
Restricted stock awards	123,249	177,824	123,860

	$275,480	$140,975	$209,218

During the first quarter of 2008, the Company issued restricted stock awards to certain executives and other officers, which vested over three-year terms dependent upon the Company achieving certain performance targets for the full-year 2008. During the first and second quarters of 2008, the Company recorded the related compensation costs associated with the performance awards. During the third quarter of 2008, the Company determined the performance criteria to be improbable of achievement and accordingly reversed compensation cost of approximately $606,000 previously recognized within its consolidated statement of operations.

During the third quarter of 2008, certain executives and other officers of the Company voluntarily forfeited 1,505,046 shares of previously granted stock option awards (the “awards”). No replacement stock option awards were made, nor did the Company enter into any agreements for future replacement awards for the voluntary forfeiture. The voluntarily forfeited awards were fully vested as of the date of forfeiture, therefore, no adjustment to stock based compensation expense was recorded.

The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The Company believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of the Company’s share-based payments granted during the years ended December 31, 2009, 2008, and 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of share-based payments granted during the years ended December 31, 2009, 2008, and 2007 was $1.77, $3.91 and $7.79, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of share-based payment grants in the respective periods are listed in the table below:

	Years ended December 31,
	2009	2008	2007
Expected dividend yield	0%	0%	0%
Expected volatility	51 - 60%	48 -58%	54 - 57%
Risk-free interest rate	1.8 -3.9%	1.7 - 4.0%	3.4 - 5.0%
Expected term (years)	5.5	5.5	6
Discount for post-vesting restrictions	N/A	N/A	N/A

Options granted to officers, employees and directors during fiscal 2009, 2008, and 2007 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period generally of three years. Based on each respective group’s historical vesting experience and expected trends, the estimated forfeiture rate for officers, employees, and directors, as adjusted, was 11%, 24% and 9%, respectively.

The Company estimates expected volatility based primarily on historical daily volatility of the Company’s stock and other factors, if applicable. The risk-free interest rate is based on the United States treasury yield curve in effect at the time of grant. The expected option term is the number of years that the Company estimates that options will be outstanding prior to exercise. The expected term of the awards issued since January 1, 2008, was determined based upon an estimate of the expected term of “plain vanilla” options as prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 110. The expected term of the awards issued prior to January 1, 2008, was determined using the “simplified method” prescribed in SAB No. 107.

As of December 31, 2009, there was approximately $10,304,924 of total unrecognized compensation cost related to the Company’s unvested stock options, restricted stock and restricted stock unit awards granted under the Company’s stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.03 years.

As of December 31, 2009, the Company has 15,418,804 shares of common stock reserved for issuance upon the exercise of stock options, restricted stock and restricted stock units.

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

 The Company’s identifiable intangible assets, customer contracts and intellectual property, have a weighted average useful life of three years. During the year ended December 31, 2009, the Company recorded amortization expense of $155,734 and $196,200 for intellectual property and customer contracts, respectively. During the year ended December 31, 2008, the Company recorded amortization expense of $77,867 and $98,100 for intellectual property and customer contracts, respectively. Goodwill is not amortized for book or tax purposes.

The results of operations for World Venture have been included in the Company’s consolidated financial statements commencing in the third quarter of 2008. The results of operations for periods prior to the acquisition were not material to the Company’s consolidated financial statements and, accordingly, pro forma information has not been presented.

(10)	Commitments and Contingencies

The Company has an operating lease covering its primary office facility that expires in February 2012. The Company also has several operating leases related to offices in both the United States and foreign countries.  The expiration dates for these leases range from 2010 through 2012. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2009:

Year ending December 31,
2010	$2,541,207
2011	1,875,376
2012	522,353
4,938,936

These leases require the Company to pay its proportionate share of real estate taxes and other common charges.  Total rent expense for operating leases was $2,630,544, $2,512,346, and $2,177,927 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. To date, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. As of December 31, 2009, there were no claims outstanding under such indemnification provisions.

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

On December 31, 2007, the Company entered into an Employment Agreement (“Employment Agreement”) with ReiJane Huai. Pursuant to the Employment Agreement, the Company agreed to continue to employ Mr. Huai as President and Chief Executive Officer of the Company effective January 1, 2008 through December 31, 2010, at annual salaries of $310,000, $341,000 and $375,100 for calendar years 2008, 2009 and 2010, respectively. The Employment Agreement also provides for the potential payment of annual bonuses to Mr. Huai, in the form of restricted shares of the Company’s common stock, based on the Company’s operating income (or “bonus targets” as defined in the Employment Agreement) and for certain other contingent benefits set forth in the Employment Agreement. Pursuant to the Employment Agreement, any annual bonus of restricted stock due to Mr. Huai shall be issued within seventy-five (75) days of the end of the fiscal year, assuming the bonus targets are achieved. The restricted stock is subject to a three-year vesting period commencing from the date of grant. During both the years ended December 31, 2009 and 2008, the bonus targets set forth in the Employment Agreement were not met, therefore, no annual bonus were awarded to Mr. Huai.

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

(11)	Derivative Financial Instruments

The Company commenced the use of derivative financial instruments during the second quarter of 2009 and continues to use such derivative financial instruments, such as foreign currency forward contracts, as economic hedges to reduce exchange rate risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (i.e., receivables and payables).  The purpose of the Company’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  In accordance with the authoritative guidance issued by the FASB on derivatives and hedging, companies are required to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. The Company’s derivative instruments do not meet the criteria for hedge accounting within the authoritative guidance. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of operations within “interest and other income, net” in the period in which they occur. The Company does not use derivative financial instruments for trading or speculative purposes.

As of December 31, 2009, the Company had no foreign currency forward contracts outstanding. During the year ended December 31, 2009, the Company recorded approximately $0.8 million of losses related to its foreign currency forward contracts. The Company did not utilize foreign currency forward contracts or any other derivative financial instruments during the year ended December 31, 2008.

(12)	Employee Benefit Plans

Defined Contribution Plan

Effective July 2002, the Company established a voluntary savings and defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. Employees are 100% vested in their own contributions. For the years ended December 31, 2009, 2008, and 2007, the Company did not make any contributions to the Plan.

Effective July 1, 2007, the Company, in accordance with the labor pension system in Taiwan, contributes 6% of salaries to individual pension accounts managed by the Bureau of Labor Insurance. The Plan covers all Taiwan employees that elect the new pension system and all employees hired after July 1, 2005. For the years ended December 31, 2009, 2008, and 2007, the Company contributed $127,000, $117,000, and $76,000, respectively.

Defined Benefit Plan

The Company has a defined benefit plan covering employees in Taiwan. The Company accounts for its defined benefit plan in accordance with the authoritative guidance issued by the FASB on retirement benefits, which requires the Company to recognize the funded status of its defined benefit plan in the accompanying consolidated balance sheet, with the corresponding adjustment to accumulated other comprehensive income, net of tax.

At December 31, 2009 and 2008, $192,803 and $141,953, respectively, is included in accumulated other comprehensive income for amounts that have not yet been recognized in net periodic pension cost. These amounts include the following: unrecognized transition obligation of $47,858 and $52,233 at December 31, 2009 and 2008, respectively, and unrecognized actuarial losses of $144,946 and $89,720 at December 31, 2009 and 2008, respectively. During 2009, the total amount recorded in other comprehensive income related to the pension plan was $55,226 (net of tax), which consisted of an actuarial gain of $50,850 and the recognition of $4,376 of transition obligations recognized during 2009 as a component of net periodic pension cost. The transition obligation and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost for the year ended December 31, 2010, is $5,196 and $5,815 respectively.

Pension information for the years ended December 31, 2009 and 2008, is as follows:

	2009	2008

Accumulated benefit obligation	$170,312	$128,038

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	247,779	284,686
Interest cost	6,157	8,068
Actuarial (gain)/loss	56,034	(47,409)
Benefits paid	-	-
Service cost	2,982	3,452
Currency translation and other	5,800	(1,018)
Projected benefit obligation at end of year	$318,752	$247,779

Changes in plan assets:
Fair value of plan assets at beginning of year	$48,456	$33,592
Actual return on plan assets	930	971
Benefits paid	-	-
Employer contributions	11,854	14,808
Currency translation and other	1,174	(915)

Fair value of plan assets at end of year	$62,414	$48,456

Funded status	$256,338	$199,323
Components of net periodic pension cost:
Interest cost	$6,157	$8,068
Expected return on plan assets	(1,205)	(951)
Amortization of net loss	8,988	14,703
Service cost	2,982	3,452

Net periodic pension cost	$16,922	$25,272

The Company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Company contributions of approximately $12,000 are expected to be made during 2010. Benefit payments of approximately $269,000 are expected to be paid in 2015 through 2019.

The Company utilized the following assumptions in computing the benefit obligation at December 31, 2009 and 2008 as follows:

	December 31, 2009	December 31, 2008

Discount Rate	2.25%	2.50%

Rate of increase in compensation levels	3.00%	3.00%

Expected long-term rate of return on plan assets	2.25%	2.50%

(13)	Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the years ended December 31, 2009, 2008 and 2007, and the location of long-lived assets as of December 31, 2009, 2008, and 2007, are summarized as follows:

	2009	2008	2007
Revenues:
United States	$53,306,365	$52,540,234	$51,078,007
Asia	15,140,444	14,143,622	12,329,395
Europe, Middle East, Australia and other	21,012,372	20,341,004	13,991,820
Total revenues	$89,459,181	$87,024,860	$77,399,222

Long-lived assets (includes all non-current assets):
United States	$24,295,603	$20,682,794	$18,483,890
Asia	1,505,856	1,869,963	1,720,098
Europe, Middle East, Australia and other	508,577	386,981	499,632
Total long-lived assets	$26,310,036	$22,939,738	$20,703,620

For the year ended December 31, 2009, the Company had two customers that together accounted for 26% of revenues. For the year ended December 31, 2008, the Company had two customers that together accounted for a total of 33% of revenues. For the year ended December 31, 2007, the Company had two customers that together accounted for a total of 38% of revenues. As of December 31, 2009, there were no customers with accounts receivables balances greater than 10% of the gross accounts receivable balance. As of December 31, 2008, the Company had two customers with accounts receivable balances greater than 10%, which totaled 22% of the gross accounts receivable balance.

(14)	Valuation and Qualifying Accounts – Allowance for Returns and Doubtful Accounts

Period Ended	Balance at Beginning of Period	Additions charged to Expense	Deductions	Balance at End of Period

December 31, 2009	$8,474,428	$3,163,697	$4,134,787	$7,503,338
December 31, 2008	$8,780,880	$4,088,575	$4,395,027	$8,474,428
December 31, 2007	$6,016,298	$5,041,216	$2,276,634	$8,780,880

(15)	Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2009 and 2008:

	Fiscal Quarter

	First	Second	Third	Fourth
2009
Revenue	$21,021,085	$24,468,620	$21,540,169	$22,429,307
Net (loss) income	$(850,961)	$1,266,714	$(2,031,405)	$(1,477,053)
Basic net (loss) income per share	$(0.02)	$0.03	$(0.05)	$(0.03)
Diluted net (loss) income per share	$(0.02)	$0.03	$(0.05)	$(0.03)
Basic weighted average common shares outstanding	44,974,677	44,662,246	44,803,379	44,690,260
Diluted weighted average common shares outstanding	44,974,677	45,886,221	44,803,379	44,690,260

2008
Revenue	$21,806,660	$22,226,946	$19,611,493	$23,379,761
Net income (loss)	$1,333,757	$793,211	$(1,562,244)	$638,088
Basic net income (loss) per share	$0.03	$0.02	$(0.03)	$0.01
Diluted net income (loss) per share	$0.03	$0.02	$(0.03)	$0.01
Basic weighted average common shares outstanding	49,590,008	48,066,451	47,522,085	46,277,252
Diluted weighted average common shares outstanding	51,690,245	50,249,824	47,522,085	46,866,381

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

The Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal finance officer and principal accounting officer) have evaluated the effectiveness of its “disclosure controls and procedures” as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective at a reasonable assurance level at the end of the period covered by this report.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, using the COSO framework. The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

There were no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information called for by Part III, Item 10, regarding the Registrant’s directors will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2010, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Election of Directors”, “Management”, “Executive Compensation”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2009, our year-end.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2010, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, Compensation Committee Report” and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2009, our year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 4 and is incorporated herein by reference. All other information called for by Part III, Item 12, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2010, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Beneficial Ownership of Shares.” The Proxy Statement will be filed within 120 days of December 31, 2009, our year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding our relationships and related transactions will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2010, and is incorporated by reference. The information appears in the Proxy Statement under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed within 120 days of December 31, 2009, our year-end.

Item 14.	Principal Accountant Fees and Services

Information called for by Part III, Item 14, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2010, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Principal Accountant Fees and Services.” The Proxy Statement will be filed within 120 days of December 31, 2009, our year-end.

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

*- filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Melville, State of New York on March 12, 2010.

FALCONSTOR SOFTWARE, INC.

By:	/s/ ReiJane Huai	Date:	March 12, 2010
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

By:	/s/ ReiJane Huai	March 12, 2010
	ReiJane Huai, President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	Date

By:	/s/ James Weber	March 12, 2010
	James Weber, Chief Financial Officer, Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	Date

By:	/s/ Steven L. Bock	March 12, 2010
	Steven L. Bock, Director	Date

By:	/s/ Patrick B. Carney	March 12, 2010
	Patrick B. Carney, Director	Date

By:	/s/ Lawrence S. Dolin	March 12, 2010
	Lawrence S. Dolin, Director	Date

By:	/s/ Steven R. Fischer	March 12, 2010
	Steven R. Fischer, Director	Date

By:	/s/ Alan W. Kaufman	March 12, 2010
	Alan W. Kaufman, Director	Date

By:	/s/ Irwin Lieber	March 12, 2010
	Irwin Lieber, Director	Date

By:	/s/ Eli Oxenhorn	March 12, 2010
	Eli Oxenhorn, Director	Date

By:	/s/ Barry Rubenstein	March 12, 2010
	Barry Rubenstein, Director	Date