Form 10-Q
period 2010-03-31
FALCONSTOR SOFTWARE INC
filed 2010-05-07
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares of Common Stock outstanding as of April 30, 2010 was 45,482,600.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

Index

PART I.    FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$11,598,023	$15,752,528
Marketable securities	27,806,014	24,952,966
Accounts receivable, net of allowances of $6,878,497 and $7,503,338, respectively	18,677,211	24,948,261
Prepaid expenses and other current assets	6,642,252	2,717,260
Deferred tax assets, net	4,320,773	4,320,773
Total current assets	69,044,273	72,691,788

Property and equipment, net of accumulated depreciation of $18,602,625 and $17,380,681, respectively	7,431,801	7,601,727
Long-term marketable securities	1,086,464	1,077,466
Deferred tax assets, net	9,706,344	9,698,859
Other assets, net	2,705,328	2,958,229
Goodwill	4,150,339	4,150,339
Other intangible assets, net	700,406	823,416

Total assets	$94,824,955	$99,001,824

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,147,383	$1,570,190
Accrued expenses	6,186,372	8,454,743
Deferred revenue, net	17,316,354	16,570,076
Total current liabilities	24,650,109	26,595,009

Other long-term liabilities	615,531	608,907
Deferred revenue, net	5,677,255	5,644,994

Total liabilities	30,942,895	32,848,910

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 53,402,096 and 52,389,028 shares issued, respectively and 45,396,861 and 44,383,793 shares outstanding, respectively	53,402	52,389
Additional paid-in capital	145,095,682	141,726,802
Accumulated deficit	(32,711,960)	(27,181,894)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,638,725)	(1,528,044)

Total stockholders' equity	63,882,060	66,152,914
Total liabilities and stockholders' equity	$94,824,955	$99,001,824

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Revenues:
Software license revenue	$8,601,951	$13,650,062
Maintenance revenue	6,630,728	6,088,784
Software services and other revenue	1,886,977	1,282,239
	17,119,656	21,021,085

Operating expenses:
Amortization of purchased and capitalized software	179,825	178,219
Cost of maintenance, software services and other revenue	4,803,915	3,627,824
Software development costs	7,165,017	6,308,212
Selling and marketing	11,014,500	9,511,568
General and administrative	2,459,410	2,220,459
	25,622,667	21,846,282
Operating loss	(8,503,011)	(825,197)

Interest and other loss, net	(109,940)	(453,413)

Loss before income taxes	(8,612,951)	(1,278,610)

Benefit for income taxes	(3,082,885)	(427,649)

Net loss	$(5,530,066)	$(850,961)

Basic net loss per share	$(0.12)	$(0.02)
Diluted net loss per share	$(0.12)	$(0.02)

Basic weighted average common shares outstanding	44,700,033	44,974,677
Diluted weighted average common shares outstanding	44,700,033	44,974,677

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,530,066)	$(850,961)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,523,184	1,425,348
Share-based payment compensation	2,285,182	2,096,714
Non-cash professional services expenses	417,142	58,400
Realized loss on marketable securities	121	38,130
Tax benefit from stock option exercises	(338,480)	-
Provision for returns and doubtful accounts	949,044	(10,894)
Deferred income tax provision	8,689	(522,760)
Changes in operating assets and liabilities:
Accounts receivable	5,289,812	2,218,440
Prepaid expenses and other current assets	(3,930,371)	(148,882)
Other assets	153,117	229,782
Accounts payable	(385,533)	566,631
Accrued expenses	(1,725,745)	(1,613,164)
Deferred revenue	778,538	(210,999)

Net cash (used in) provided by operating activities	(505,366)	3,275,785

Cash flows from investing activities:
Sale of marketable securities	2,335,144	4,895,820
Purchase of marketable securities	(5,268,233)	(3,641,403)
Purchase of property and equipment	(1,078,225)	(1,063,413)
Purchase of software license	-	(950,000)
Capitalized software development costs	-	(80,703)
Security deposits	1,981	(8,000)
Purchase of intangible assets	(20,634)	(14,541)

Net cash used in investing activities	(4,029,967)	(862,240)

Cash flows from financing activities:
Payments to acquire treasury stock	-	(1,526,124)
Proceeds from exercise of stock options	215,021	5,383
Tax benefits from stock option exercises	338,480	-

Net cash provided by (used in) financing activities	553,501	(1,520,741)

Effect of exchange rate changes on cash and cash equivalents	(172,673)	(488,268)

Net increase in cash and cash equivalents	(4,154,505)	404,536

Cash and cash equivalents, beginning of period	15,752,528	22,364,235

Cash and cash equivalents, end of period	$11,598,023	$22,768,771

Cash paid for income taxes	$27,500	$107,000

 The Company did not pay any interest for the three months ended March 31, 2010 and 2009.

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

The financial market volatility and poor economic conditions which commenced in the third quarter of 2008 and continuing into 2010, both in the U.S. and in many other countries where the Company operates, have impacted and may continue to impact the Company’s business. Such conditions could have a material impact to the Company’s significant accounting estimates discussed above, in particular those around accounts receivable allowances, cost-based investments, marketable securities and the recoverability of deferred tax assets.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2010, and the results of its operations for the three months ended March 31, 2010 and 2009. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

(e) Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of March 31, 2010 and December 31, 2009, the Company’s cash equivalents consisted of money market funds, corporate bonds and/or government securities. At March 31, 2010 and December 31, 2009, the fair value of the Company’s cash equivalents amounted to approximately $7.0 million and $8.8 million, respectively. As of March 31, 2010 and December 31, 2009, the Company’s marketable securities consisted of corporate bonds, auction rate securities, and government securities. As of March 31, 2010 and December 31, 2009, the fair value of the Company’s current marketable securities was approximately $27.8 million and $25.0 million, respectively. In addition, as of both March 31, 2010 and December 31, 2009, the Company had an additional $1.1 million of long-term marketable securities that required a higher level of judgment to determine the fair value. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded within interest and other loss, net in the condensed consolidated statement of operations. See Note (5) Marketable Securities for additional information.

Index

(f)  Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase the comparability of fair value measurements, a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

As of both March 31, 2010 and December 31, 2009, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated book value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

 (g) Revenue Recognition

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

For the three months ended March 31, 2010, the Company had one customer who accounted for 13% of revenues. For the three months ended March 31, 2009, the Company had two customers that together accounted for 24% of revenues. For both the three months ended March 31, 2010 and 2009, the Company did not have any customers that accounted for 10% or more of the accounts receivable balance.

(h)      Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). For the three months ended March 31, 2010 and 2009, depreciation expense was $1,238,648 and $1,120,400, respectively. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

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

For the three months ended March 31, 2010 and 2009, amortization expense was $143,644 and $165,662, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
Goodwill:	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$2,790,382	$2,769,748
Accumulated amortization	(2,089,976)	(1,946,332)
Net carrying amount	$700,406	$823,416

(j) Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the products estimated life, typically three years, or the ratio of current revenue of the related products to total current and anticipated future revenue of these products. During the first quarter of 2009, the Company capitalized approximately $81,000 related to software development projects. The Company did not capitalize any software development costs during the first quarter of 2010. During the three months ended March 31, 2010, the Company recorded $6,725 of amortization expense related to capitalized software costs. During the three months ended March 31, 2009, the Company did not record any amortization related to capitalized software costs as the product became available for sale on March 31, 2009.

Index

Purchased software technology net carrying value of $375,833 and $510,000, after accumulated amortization of $5,951,598 and $5,817,431, is included within other assets in the unaudited condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009, respectively. Amortization expense was $134,167 and $139,286 for the three months ended March 31, 2010 and 2009, respectively. Amortization of purchased software technology is recorded at the greater of the straight line basis over the products estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

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

The Company accounted for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Pursuant to the authoritative guidance, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, the authoritative guidance addresses de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures. The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its condensed consolidated statement of operations. See Note (3) Income Taxes for additional information.

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

(m) Share-Based Payments

The Company accounts for share-based payments in accordance with the authoritative guidance issued by the FASB on stock compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of estimated forfeitures. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. All share-based awards are expected to be fulfilled with new shares of common stock. See Note (2) Share-Based Payment Arrangements for additional information.

Index

(n) Foreign Currency

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Gains and losses from the translation of foreign assets and liabilities from the functional currency of the Company’s subsidiaries into the U.S. dollar are classified as accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses from foreign currency transactions are included in the condensed consolidated statements of operations within interest and other loss, net.

During the three months ended March 31, 2010 and 2009, foreign currency transactional loss totaled approximately $209,000 and $607,000, respectively. See Note (6) Derivative Financial Instruments for additional information.

(o) Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents. Due to the net loss for both the three months ended March 31, 2010 and 2009, all common stock equivalents of 13,448,304 and 12,934,555, respectively, were excluded from diluted net loss per share because they were anti-dilutive. As of March 31, 2010 and 2009, potentially dilutive common stock equivalents included 13,448,304 and 12,934,555, respectively, attributable to stock option awards, restricted stock awards and restricted stock unit awards outstanding.

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(5,530,066)	44,700,033	$(0.12)	$(850,961)	44,974,677	$(0.02)

Effect of dilutive securities:
Stock options and
restricted stock		-			-

Diluted EPS	$(5,530,066)	44,700,033	$(0.12)	$(850,961)	44,974,677	$(0.02)

(p)  Investments

As of both March 31, 2010 and December 31, 2009, the Company maintained certain cost-method investments aggregating $973,965, which are included within other assets, net in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2010 and 2009, the Company did not recognize any impairment charges related to any of its cost-method investments.

(q) Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

Index

 (r) New Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for the Company beginning with its first quarter of 2010, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of this authoritative guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

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

 (2) Share-Based Payment Arrangements

On May 6, 2010, the Company’s stockholders adopted the FalconStor Software, Inc. 2010 Outside Directors Equity Compensation Plan (the “2010 Plan”). The 2010 Plan is administered by the Board of Directors and provides for the issuance of up to 400,000 shares of Company common stock upon the vesting of options or upon the grant of shares with such restrictions as determined by the Board of Directors to the non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. Shares of restricted stock have the terms and conditions set by the Board of Directors and are forfeitable until the terms of the grant have been satisfied.

The following table summarizes the plans under which the Company was able to grant equity compensation as of March 31, 2010:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares

FalconStor Software, Inc., 2000 Stock Option Plan	14,162,296	337,758	6,371,696	May 1, 2010

FalconStor Software, Inc., 2006 Incentive Stock Plan	8,119,385	619,674	6,434,108	May 17, 2016

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	300,000	-	267,000	May 8, 2010

As of March 31, 2010, options to purchase 125,500 and 250,000 shares remain outstanding from the Company’s 1994 Outside Directors Stock Option Plan (the “1994 Plan”) and 2004 Outside Directors Stock Option Plan (the “2004 Plan”), respectively. Options granted under both Plans have terms of ten years, and no additional options are available for grant under each of the 1994 Plan and 2004 Plan, respectively.

Index

The following table summarizes stock option activity during the three months ended March 31, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2009	12,538,338	$5.51

Granted	611,000	$3.93
Exercised	(617,755)	$0.35
Canceled	(23,250)	$7.31
Forfeited	(82,650)	$4.06

Options Outstanding at March 31, 2010	12,425,683	$5.69	6.53	$3,869,375

Options Exercisable at March 31, 2010	7,636,777	$6.41	5.00	$1,786,300

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the three months ended March 31, 2010 and 2009 was $215,021 and $5,383, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2010 and 2009 was $2,214,207 and $31,144, respectively.

The Company recognized share-based compensation expense for all awards issued under the Company’s stock option plans in the following line items in the condensed consolidated statements of operations:

	Three months ended March 31,
	2010	2009
Cost of maintenance, software services and other revenue	$319,945	$358,679
Software development costs	1,046,904	672,747
Selling and marketing	1,020,769	890,318
General and administrative	314,706	233,370

	$2,702,324	$2,155,114

The Company has the ability to issue both restricted stock and restricted stock units. The fair value of the restricted stock awards and restricted stock units are expensed at either (i) the fair value per share at date of grant (outside directors, officers and employees), or (ii) the fair value per share as of each reporting period (non-employee consultants). A summary of the total stock-based compensation expense related to restricted stock awards and restricted stock units, which is included in the Company’s total share-based compensation expense for each respective period, is as follows:

	Three months ended March 31,
	2010	2009
Outside directors, officers and employees	$769,777	$576,047
Non-employee consultants	414,336	54,182

	$1,184,113	$630,229

Index

As of March 31, 2010, an aggregate of 2,348,515 shares of restricted stock have been issued, of which 1,017,738 had vested and 397,186 had been canceled. As of March 31, 2009, an aggregate of 1,947,780 shares of restricted stock had been issued, of which, 341,885 had vested and 390,500 had been canceled.

As of March 31, 2010, an aggregate of 90,412 restricted stock units have been issued, of which none had vested and 1,382 had been canceled. As of March 31, 2009, an aggregate of 88,912 restricted stock units had been issued, of which none had vested or been canceled.

The following table summarizes restricted stock and restricted stock units activity during the three months ended March 31, 2010:

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2009	1,253,661

Granted	169,661
Vested	(395,313)
Forfeited	(5,388)

Non-Vested at March 31, 2010	1,022,621

Restricted stock awards and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the three months ended March 31, 2010 and 2009 was $1,539,206 and $84,948, respectively.

Options granted to officers, employees and directors during fiscal 2010 and 2009 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period generally of three years. Based on each respective group’s historical vesting experience and expected trends, the estimated forfeiture rate for officers, employees and directors, as adjusted, was 11%, 24% and 9%, respectively.

Options granted to non-employee consultants have exercise prices equal to the fair market value of the stock on the date of grant and a contractual term of ten years. Restricted stock awards granted to non-employee consultants have a contractual term equal to the lapse of restriction(s) of each specific award. Vesting periods for share-based awards granted to non-employee consultants range from immediate vesting to three years depending on service requirements. A summary of the total stock-based compensation expense related to share-based awards granted to non-employee consultants, which is included in the Company’s total share-based compensation expense for each respective period, is as follows:

	Three months ended March 31,
	2010	2009
Non-qualified stock options	$2,806	$4,218
Restricted stock awards	414,336	54,182

	$417,142	$58,400

Index

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

As of March 31, 2010, there was approximately $9,502,857 of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s equity plans.

 (3) Income Taxes

The Company’s provision for income taxes consists of U.S., state and local, and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The Company’s 2010 annual effective tax rate is estimated to be approximately 36% based upon the Company’s anticipated earnings both in the U.S. and in its foreign subsidiaries.

For the three months ended March 31, 2010, the Company recorded an income tax benefit of $3,082,855 on its pre-tax book loss of $8,612,951. For the three months ended March 31, 2009, the Company recorded an income tax benefit of $427,649, related to its pre-tax book loss of $1,278,610.

The Company’s total unrecognized tax benefits as of March 31, 2010 and December 31, 2009 were each approximately $4.7 million, which if recognized, would affect the Company’s effective tax rate. As of March 31, 2010 and December 31, 2009, the Company had recorded an aggregate of $92,403 and $85,352, respectively, of accrued interest and penalties.

(4) Fair Value Measurements

The Company measures its cash equivalents and marketable securities at fair value. Fair value is an exit price, representing the amount that would be received on the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants. As a basis for considering such assumptions, the Company utilizes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at March 31, 2010 and December 31, 2009 totaled $7.0 million and $6.4 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category at March 31, 2010 and December 31, 2009 includes government securities and corporate debt securities totaling $27.8 million and $27.3 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

Index

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes auction rate securities, which as of each March 31, 2010 and December 31, 2009 totaled $1.1 million, which are included within long-term marketable securities in the condensed consolidated balance sheets.

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

As of each of March 31, 2010 and December 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. However, due to events in the U.S. credit markets, the auction events for these securities held by the Company failed commencing in the first quarter of 2008, and continued to fail into 2010. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis and other type of valuation model. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

As of March 31, 2010, the Company recorded $40,000 cumulatively as an other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $273,536 in accumulated other comprehensive loss. As of December 31, 2009, the Company had recorded $40,000 cumulatively as an other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $282,534 in accumulated other comprehensive loss. During the first quarter of 2009, the Company determined that a decline in the fair value of one of its particular investments was the result of a downgrade in the credit rating of certain underlying subordinate securities within the auction rate security. As a result, the Company determined a portion of the overall decline in fair value of the auction rate security to be other-than-temporary due to the creditworthiness of the underlying securities, and accordingly recorded $40,000 in other-than-temporary impairments on this auction rate security. Accordingly, any future fluctuation in the fair value related to any of the auction rate securities that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded in accumulated other comprehensive loss, net of tax. In addition, during the fourth quarter of 2009, $100,000 of the Company’s auction rate securities were called by the issuer at par value. Finally, with the exception of the creditworthiness of one of the auction rate securities, the Company believes that the remaining temporary declines in fair value are primarily due to liquidity concerns and not to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, the Company will record a charge to earnings in the period of determination.

Index

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at March 31, 2010:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$7,037,257	$7,037,257	$-	$-

Marketable securities:
Corporate debt and government securities	27,806,014	-	27,806,014	-
Auction rate securities	1,086,464	-	-	1,086,464

Total assets measured at fair value	$35,929,735	$7,037,257	$27,806,014	$1,086,464

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2009:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$6,405,104	$6,405,104	$-	$-
Corporate debt and government securities	2,372,660	-	2,372,660	-

Marketable securities:
Corporate debt and government securities	24,952,966	-	24,952,966	-
Auction rate securities	1,077,466	-	-	1,077,466

Total assets measured at fair value	$34,808,196	$6,405,104	$27,325,626	$1,077,466

The Company’s valuation methodology for auction rate securities includes a discounted cash flow analysis and other type of valuation model. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of January 1st through March 31st of each of the respective years:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Auction Rate Securities

	March 31, 2010	March 31, 2009
Beginning Balance	$1,077,466	$1,166,945
Total unrealized gains in accumulated
other comprehensive loss	8,998	19,005
Total realized losses in other income	-	(40,000)
Ending Balance	$1,086,464	$1,145,950

Index

(5) Marketable Securities

The Company’s marketable securities consist of available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Unrealized gains and losses are computed on the specific identification method. Realized gains, realized losses and declines in value judged to be other-than-temporary, are included within interest and other loss, net. The cost of available-for-sale securities sold is based on the specific identification method and interest earned is included within interest and other loss, net.

The cost and fair values of the Company’s available-for-sale marketable securities as of March 31, 2010, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)

Auction rate securities	$1,086,464	$1,360,000	$(273,536)

Governement securities	20,647,395	20,616,739	30,656

Corporate debt securities	7,158,619	7,195,351	(36,732)

	$28,892,478	$29,172,090	$(279,612)

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2009, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)

Auction rate securities	$1,077,466	$1,360,000	$(282,534)

Governement securities	18,494,044	18,440,506	53,538

Corporate debt securities	6,458,922	6,438,616	20,306

	$26,030,432	$26,239,122	$(208,690)

(6) Derivative Financial Instruments

The Company commenced the use of derivative financial instruments during the second quarter of 2009 and continues to use such derivative financial instruments, such as foreign currency forward contracts, as economic hedges to reduce exchange rate risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (i.e., receivables and payables).  The purpose of the Company’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  In accordance with the authoritative guidance issued by the FASB on derivatives and hedging, companies are required to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. The Company’s derivative instruments do not meet the criteria for hedge accounting within the authoritative guidance. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the condensed consolidated statements of operations within interest and other loss, net in the period in which they occur. The Company does not use derivative financial instruments for trading or speculative purposes.

Index

As of March 31, 2010, the Company had no foreign currency forward contracts outstanding. During the three months ended March 31, 2010, the Company recorded approximately $0.2 million of gains related to its foreign currency forward contracts. These gains offset the underlying losses recognized on accounts receivable denominated in foreign currencies, totaling approximately $0.4 million. The Company did not utilize foreign currency forward contracts or any other derivative financial instruments during the three months ended March 31, 2009.

(7) Stockholders’ Equity

Stock Repurchase Activity

At various times from October 2001 through February 2009, the Company’s Board of Directors has authorized the repurchase of up to 14 million shares of the Company’s outstanding common stock in the aggregate. The repurchases may be made from time to time in open market transactions in such amounts as determined at the discretion of the Company’s management. The terms of the stock repurchases are determined by management based on market conditions.

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company repurchased 566,885 shares of its common stock in open market purchases for a total cost of $1,526,124. Since October 2001, the Company has repurchased a total of 8,005,235 shares at an aggregate purchase price of $46,916,339. As of March 31, 2010, the Company had the authorization to repurchase an additional 5,994,765 shares of its common stock based upon its judgment and market conditions.

 (8) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in February 2012. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2010 through 2012. The following is a schedule of future minimum lease payments for all operating leases as of March 31, 2010:

2010	$2,020,214
2011	1,939,733
2012	517,968
$4,477,915

The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results.

On December 31, 2007, the Company entered into an Employment Agreement (“Employment Agreement”) with ReiJane Huai. Pursuant to the Employment Agreement, the Company agreed to continue to employ Mr. Huai as President and Chief Executive Officer of the Company effective January 1, 2008 through December 31, 2010, at annual salaries of $310,000, $341,000 and $375,100 for calendar years 2008, 2009 and 2010, respectively. The Employment Agreement also provides for the potential payment of annual bonuses to Mr. Huai, in the form of restricted shares of the Company’s common stock, based on the Company’s operating income (or “bonus targets” as defined in the Employment Agreement) and for certain other contingent benefits set forth in the Employment Agreement. Pursuant to the Employment Agreement, any annual bonus of restricted stock due to Mr. Huai shall be issued within seventy-five (75) days of the end of the fiscal year, assuming the bonus targets are achieved. The restricted stock is subject to a three-year vesting period commencing from the date of grant. During the three months ended March 31, 2010 and 2009, the Company recognized approximately $13,000 and $48,000, respectively, of share-based compensation expense, which was classified as a liability award, as the service date precedes the grant date, within the Company’s condensed consolidated balance sheets, based upon the Company’s projected bonus award due to Mr. Huai for both 2010 and 2009.

Index

(9) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three months ended March 31, 2010 and 2009, and the location of long-lived assets as of March 31, 2010 and December 31, 2009, are summarized as follows:

	Three Months Ended March 31,
Revenues:	2010	2009
United States	$11,001,972	$10,883,552
Asia	2,662,952	5,059,845
Europe, Middle East, Australia and other	3,454,732	5,077,688

Total revenues	$17,119,656	$21,021,085

	March 31,	December 31,
	2010	2009
Long-lived assets:
United States	$23,943,954	$24,295,603
Asia	1,363,541	1,505,856
Europe, Middle East, Australia and other	473,187	508,577

Total long-lived assets	$25,780,682	$26,310,036

(10) Subsequent Events

On May 6, 2010, the Company’s stockholders adopted the FalconStor Software, Inc. 2010 Outside Directors Equity Compensation Plan. See Note (2) Share-Based Payment Arrangements for additional information.

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

OVERVIEW

Declining OEM revenues, combined with lower than expected international channel revenues, caused disappointing results for the first quarter of 2010.  Revenues totaled $17.1 million for the quarter while expenses totaled $25.6 million.

The decline in OEM revenues was expected. Our revenues from EMC Corporation, while still 13% of our total, declined on a year over year basis for the second consecutive year. Total revenues from EMC decreased to $2.2 million compared with $2.8 million in the first quarter of 2009. The OEM agreement with EMC has been in place since 2003 and, subject to earlier termination at EMC’s discretion, runs until 2013. We do not expect revenues from EMC to approach their historical peaks at any point.  While we believe that we will continue to receive revenue from EMC, our agreement, which runs through 2013, does not have any minimum sales requirements and we cannot guarantee continued revenue.

Our total revenue from Oracle USA (the new name for Sun Microsystems) decreased to $1.3 million from $2.4 million in the first quarter of 2009. Of the $1.3 million, only $0.4 million were new software license sales. The remaining $1.3 million was revenue from maintenance for software previously licensed. While the software license agreement was not terminated when Oracle completed its purchase of Sun, we do not expect new software license revenues from Oracle USA to be significant.

We had expected revenue from our non-OEM business to offset the anticipated decline in OEM revenues.  North American non-OEM revenue did increase, on a year over year basis, but our international non-OEM revenue declined for the same period. Any rebound in the economy in Europe has lagged behind the beginning of the economic recovery in North America. This has resulted in continuing tight spending in Europe. The tight spending caused some software license transactions from which we had expected revenue to not close in the first quarter. We expect, although there can be no assurance, that some of these deals will close in the second quarter of this year. The tightened spending also resulted in much greater price competition in Europe than we had expected. Some of our major competitors offered sharply lowered prices, which caused us to lose some deals.  Revenue from Asia also declined from the first quarter of 2009.

Because we did not anticipate the lower revenue figure, our expenses for the quarter far exceeded our revenues. Most of our expenses are fixed, in the form of salaries, benefits, office leases, and the like. Therefore, we cannot reduce expenses quickly if revenues for a quarter decline. Given the results for the first quarter, we have begun to take steps to reduce our expenses.

Overall, we received 29% of our total revenues for the quarter from our OEM customers and 71% from our non-OEM customers, as compared with the first quarter of 2009 when 36% of our total revenues were derived from OEM customers and 64% from non-OEM.

Net loss increased on a year-over-year basis. We had a net loss of $5.5 million for the three months ended March 31, 2010, compared with a net loss of $0.9 million for the first quarter of 2009. This loss includes $2.7 million of stock-based compensation expense for the quarter. For the first quarter of 2009, stock-based compensation expense totaled $2.2 million.

Index

On a positive note, deferred revenue at March 31, 2010 increased 5%, compared with the balance at March 31, 2009, and increased 4% when compared with the balance at December 31, 2009. Deferred revenue has now increased on a sequential basis for the second consecutive quarter.

Operating expenses increased by $3.8 million, or 17%, compared with the first quarter of 2009.  Operating expenses include $2.7 million in stock-based compensation expense for the first quarter of 2010, and $2.2 million in stock-based compensation expense for the first quarter of 2009. This level of expense is not sustainable in light of our current revenue, and we have already taken steps to reduce expenses going forward.  However, we will continue to manage the Company for the long term and we will continue to not take actions just for short term adjustments.

Our gross margins decreased on a year over year basis to 71% from 82%.  Our margins decreased primarily as the result of the increase in hardware costs associated with our increased sales of our bundled solutions.

At March 31, 2010, we had 561 employees compared with 521 employees at March 31, 2009. Subsequent to March 31, 2010, we reduced the number of employees as we look for ways to lower our expenses.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2009.

Revenues for the three months ended March 31, 2010 decreased 19% to $17.1 million compared with $21.0 million for the three months ended March 31, 2009. Our operating expenses increased 17% from $21.8 million for the three months ended March 31, 2009 to $25.6 million for the three months ended March 31, 2010. Included in our operating expenses for the three months ended March 31, 2010 and 2009 was $2.7 million and $2.2 million, respectively, of share-based compensation expense. Net loss for the three months ended March 31, 2010 was $5.5 million compared with a net loss of $0.9 million for the three months ended March 31, 2009. Included in our net loss for the three months ended March 31, 2010 was an income tax benefit of $3.1 million compared with an income tax benefit of $0.4 million for the three months ended March 31, 2009. The income tax benefits of $3.1 million and $0.4 million were primarily attributable to the impact of our estimated full year effective tax rate on our pre-tax losses for the three months ended March 31, 2010 and 2009, respectively.

Our 19% decline in revenues was primarily due to a significant decrease in our software license revenue. This decline was offset by increases in both our maintenance and software services revenues for the three months ended March 31, 2010, as compared with the same period in 2009. Our gross software license revenues from our non-OEM partners decreased 22%, while our gross software license revenues from our OEM partners decreased by 46% for the three months ended March 31, 2010, as compared with the same period in 2009. The overall decrease in our non-OEM gross software license revenues was primarily attributable to declines in software license revenues derived internationally, which fell below our internal expectations. We believe the decline internationally was the result of the ongoing downturn in information technology spending and aggressive pricing concessions offered by larger competitors. Although our overall non-OEM gross software license revenues declined, our non-OEM software license revenue in North America increased as a result of the beginning of the economic recovery and our ongoing focus on the FalconStor-branded business. The decrease in our OEM partner gross software license revenues was primarily attributable to the merger and acquisition activity that commenced during 2009 and that has adversely impacted the revenue we receive from some of our key OEM partners, specifically, EMC, Sun Microsystems and 3Com. While we are beginning to see indications of an economic recovery domestically, the international markets continue to experience difficulties. However, because of our well-established installed customer base, revenue from our maintenance agreements were not as significantly impacted as compared with our software license revenues.

Index

Expenses increased in all aspects of our business. Our worldwide headcount was 561 employees as of March 31, 2010, as compared with 521 employees as of March 31, 2009. The additional headcount was primarily related to sales and marketing functions for our non-OEM channel.

Revenues

	Three months ended March 31,
	2010	2009
Revenues:
Software license revenue	$8,601,951	$13,650,062
Maintenance revenue	6,630,728	6,088,784
Software services and other revenue	1,886,977	1,282,239

Total Revenues	$17,119,656	$21,021,085

Year-over-year percentage growth
Software license revenue	-37%	-11%
Maintenance revenue	9%	19%
Software services and other revenue	47%	-7%

Total percentage growth	-19%	-4%

Software license revenue

Software license revenue is comprised of software licenses sold through our OEMs, and through (i) value-added resellers, (ii) distributors, and/or (iii) directly to end-users (collectively “non-OEMs”). These revenues are recognized when, among other requirements, we receive a customer purchase order or a royalty report summarizing software licenses sold and the software and permanent key codes are delivered to the customer.

Software license revenue decreased 37% from $13.7 million for the three months ended March 31, 2009 to $8.6 million for the three months ended March 31, 2010. Software license revenue represented 50% and 65% of our total revenues for the three months ended March 31, 2010 and 2009, respectively. The decrease in software license revenues was primarily attributable to a decline of 22% and 46% in gross software license revenues from our non-OEM partners and our OEM partners, respectively, for the three months ended March 31, 2010, as compared with the same period in 2009. The decrease in our non-OEM partner gross software license revenues was primarily the result of declines in software license revenues derived internationally, which we believe is a result of the ongoing downturn in information technology spending and aggressive pricing concessions offered by larger competitors. The decrease in our OEM partner gross software license revenues was primarily attributable to the impact of merger and acquisition activity involving some of our key OEM partners that commenced during 2009.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook. However, overall software license revenues continued to be impacted by the downturn in information technology spending as a result of the current macroeconomic environment, which commenced during the second half of 2008, and has continued into 2010. While we anticipate this trend to continue throughout 2010, specifically in our international markets, we anticipate that our investments in the FalconStor-branded business will result in our non-OEM generated software license revenue growing at a greater rate in future years as compared with our OEM generated software license revenue.

Index

Maintenance revenue

Maintenance revenue is comprised of software maintenance and technical support services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Maintenance revenues increased 9% from $6.1 million for the three months ended March 31, 2009 to $6.6 million for the three months ended March 31, 2010.

The major factor behind the increase in maintenance revenue was an increase in the number of maintenance and technical support contracts we sold. As we are in business longer, and as we license more software to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. While we expect our maintenance revenue to continue to grow primarily because (i) the majority of our new customers purchase maintenance and support contracts, and (ii) the majority of our growing existing customer base renewed their maintenance and support contracts after their initial contracts expire, the slowed growth in software license revenues we have experienced since the second half of 2008 and into 2010, as discussed above, has impacted the typical maintenance revenue growth levels we have experienced historically year over year.

Software services and other revenue

Software services and other revenues are comprised of professional services primarily related to the implementation of our software, engineering services, and sales of computer hardware. Professional services revenue is recognized in the period that the related services are performed. Revenue from engineering services is primarily related to customizing software product masters for some of our OEM partners. Revenue from engineering services is recognized in the period in which the services are completed. We have transactions in which we purchase hardware and bundled this hardware with our software and sell this bundled solution to our customer base. Our software is not essential to the functionality of the bundled hardware. The amount of revenue allocated to the software and hardware bundle is recognized as revenue in the period in which the bundle is delivered provided all other revenue recognition criteria have been met. We further separate the software license revenue from the hardware revenue for purposes of classification in the condensed consolidated statements of operations in a systematic and rational manner based on their deemed relative fair values. Software services and other revenue increased 47% from $1.3 million for the three months ended March 31, 2009 to $1.9 million for the three months ended March 31, 2010.

The increase in software services and other revenue was primarily due to increases in hardware sales, which increased from $0.4 million for the three months ended March 31, 2009 to $1.2 million for the same period in 2010. The increase was offset in part by declines in our professional services revenue, which decreased from $0.8 million for the three months ended March 31, 2009 to $0.7 million for the same period in 2010. The professional services revenue varies from period to period based upon (i) the number of software license contracts sold during the existing and previous period, (ii) the number of our software license customers who elected to purchase professional services, and (iii) the number of professional services contracts that were completed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing our software licenses. We expect the hardware revenue will continue to vary from period to period based upon the number of customers who wish to have us bundle hardware with our software for one complete solution.

Index

Cost of Revenues

	Three months ended March 31,
	2010	2009
Total Revenues:	$17,119,656	$21,021,085

Cost of maintenance, software services
and other revenue (including amortization
of purchased and capitalized software)	$4,983,740	$3,806,043
Gross Profit	$12,135,916	$17,215,042

Gross Margin	71%	82%

Cost of maintenance, software services and other revenue

Cost of maintenance, software services and other revenues consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, amortization of purchased and capitalized software and share-based compensation expense. Cost of maintenance, software services and other revenues also includes the cost of hardware purchased that was resold. Cost of maintenance, software services and other revenues for the three months ended March 31, 2010 increased $1.2 million, or 31%, to $5.0 million compared with $3.8 million for the same period in 2009. The increase in cost of maintenance, software services and other revenue for the three months ended March 31, 2010 as compared with the same period in 2009 was primarily due to the increased hardware costs associated with the transactions in which we bundled purchased hardware with our software and sold the bundled solution. Our cost of maintenance, software services and other revenue may vary from period to period based upon the level of bundled software solutions we may sell during any period.

Gross profit decreased $5.1 million, or 30%, from $17.2 million for the three months ended March 31, 2009 to $12.1 million for the three months ended March 31, 2010. Gross margins decreased to 71% for the three months ended March 31, 2010 from 82% for the same period in 2009. The decrease in both our gross profit and gross margins for the three months ended March 31, 2010, as compared with the same period in 2009, was primarily due to (i) our 19% decline in revenue, (ii) the impact from our investments in previous periods in additional headcount to support our anticipated revenue growth for both the short and the long-term, and (iii) increased hardware costs associated with the transactions in which we bundled purchased hardware with our software and sold the bundled solution.  Generally, our gross profits and gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Share-based compensation expense included in the cost of maintenance, software services and other revenue decreased to $0.3 million from $0.4 million for the three months ended March 31, 2010 and March 31, 2009, respectively. Share-based compensation expense was equal to 2% of revenue for each of the three months ended March 31, 2010 and March 31, 2009.

Software Development Costs

Software development costs consist primarily of personnel costs for product development personnel, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Software development costs increased $0.9 million, or 14%, to $7.2 million for the three months ended March 31, 2010 from $6.3 million in the same period in 2009. The major contributing factors to the increase in software development costs were higher salary and personnel related costs as a result of increased headcount to enhance and to test our core network storage software product and the development of new innovative products, features and options. Share-based compensation expense included in software development costs increased to $1.0 million from $0.7 million for the three months ended March 31, 2010 and 2009, respectively. Share-based compensation expense included in software development costs was equal to 6% of revenue for the three months ended March 31, 2010 and 3% for the same period in 2009.

Index

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased $1.5 million, or 16%, to $11.0 million for the three months ended March 31, 2010 from $9.5 million for the same period in 2009. The increase in selling and marketing expenses was primarily due to (i) higher salary and personnel related costs as a result of increased sales and marketing headcount, specifically in support of our non-OEM business, and (ii) higher marketing expenses related to our ongoing product awareness and branding campaign. Share-based compensation expense included in selling and marketing increased to $1.0 million from $0.9 million for the three months ended March 31, 2010 and 2009, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 6% of revenue for the three months ended March 31, 2010 and 4% for the same period in 2009.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased $0.2 million, or 11%, to $2.5 million for the three months ended March 31, 2010 from $2.2 million for the same period in 2009. The overall increase within general and administrative expenses related to increases in various administrative costs including (i) personnel related costs, and (ii) various professional fees. Share-based compensation expense included in general and administrative expenses increased to $0.3 million from $0.2 million for the three months ended March 31, 2010 and 2009, respectively. Share-based compensation expense included in general and administrative expenses was equal to 2% of revenue for the three months ended March 31, 2010 and 1% for the same period in 2009.

Interest and Other Loss

We invest our cash primarily in money market funds, government securities, and corporate bonds. As of March 31, 2010, our cash, cash equivalents, and marketable securities totaled $40.5 million, compared with $41.8 million as of March 31, 2009. Interest and other loss decreased $0.3 million to ($0.1) million for the three months ended March 31, 2010, compared with ($0.5) million for the same period in 2009. The decrease in interest and other loss was due to foreign currency losses of $0.2 million incurred during the three months ended March 31, 2010 as compared with a foreign currency losses of $0.6 million for the same period in 2009.

Income Taxes

Our provision for income taxes consists of U.S., state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended March 31, 2010, we recorded an income tax benefit of $3.1 million, compared with an income tax benefit of $0.4 million for the same period in 2009. The increase in the benefit for income taxes was primarily attributable to our pre-tax loss of $8.6 million for the three months ended March 31, 2010, as compared with a pre-tax loss of $1.3 million for the same period in 2009. In addition, our effective tax rate increased to 36% for the three months ended March 31, 2010, as compared with 33% in the same period in 2009. As of each of March 31, 2010 and December 31, 2009, our deferred tax assets, net of a valuation allowance, were $14.0 million.

Index

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, acquisitions, goodwill and other intangible assets, and fair value measurements.

Revenue Recognition. We recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition.  Software license revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract, a customer purchase order, and/or a royalty report summarizing software licenses sold for each software license resold by an OEM, distributor or solution provider to an end user. The software license fees are fixed and determinable as our standard payment terms range from 30 to 90 days, depending on regional billing practices, and we have not provided any of our customers with extended payment terms. When a customer licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance for its fair value based on the contractual maintenance renewal rate.

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

Deferred Income Taxes. In accordance with the authoritative guidance issued by the FASB on income taxes, we regularly estimate our ability to recover deferred tax assets, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable. We also have to estimate our income taxes in each of the taxing jurisdictions in which we operate. This process involves estimating our current tax expense together with assessing any temporary differences resulting from the different treatment of certain items, such as the timing for recognizing revenue and expenses for tax and accounting purposes, as well as estimating foreign tax credits. These differences may result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheet. We are required to assess the likelihood that our deferred tax assets, which include temporary differences that are expected to be deductible in future years, will be recoverable from future taxable income or other tax planning strategies. If recovery is not likely, we have to provide a valuation allowance based on our estimates of future taxable income in the various taxing jurisdictions, and the amount of deferred taxes that are ultimately realizable. The provision for current and deferred taxes involves evaluations and judgments of uncertainties in the interpretation of complex tax regulations. This evaluation considers several factors, including an estimate of the likelihood of generating sufficient taxable income in future periods, the effect of temporary differences, the expected reversal of deferred tax liabilities, past and projected taxable income, and available tax planning strategies.

Accounting for Share-Based Payments. As discussed further in Note (2) Share-Based Payment Arrangements, to our unaudited condensed consolidated financial statements, we account for stock-based awards in accordance with the authoritative guidance issued by the FASB on stock compensation.

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The expected term of the awards issued prior to January 1, 2008, was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107. The estimated expected term of the stock awards issued since January 1, 2008 has been determined pursuant to SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experiences, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends, and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three months ended March 31, 2010 and 2009, could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

Goodwill and Other Intangible Assets. As discussed further in Note (1) Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements, we account for goodwill and other intangible assets in accordance with the authoritative guidance issued by the FASB on goodwill and other intangibles. The authoritative guidance requires an impairment-only approach to accounting for goodwill and other intangibles with an indefinite life. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of each our fiscal year.

As of each of March 31, 2010 and December 31, 2009, we had $4.2 million of goodwill.  As of each of March 31, 2010 and December 31, 2009, we had $0.7 million and $0.8 million (net of amortization), respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives, which typically is three-years. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of March 31, 2010 and December 31, 2009, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

Fair Value Measurement. As discussed further in Note (4), Fair Value Measurements, to our unaudited condensed consolidated financial statements, we determine fair value measurements of both financial and nonfinancial assets and liabilities in accordance with the authoritative guidance issued by the FASB on fair value measurements and disclosures.

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

Index

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using a undiscounted cash flow analysis, non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant for as of March 31, 2010 and December 31, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
	2010	2009
Cash provided by (used in):
Operating activities	$(505,366)	$3,275,785
Investing activities	(4,029,967)	(862,240)
Financing activities	553,501	(1,520,741)
Effect of exchange rate changes	(172,673)	(488,268)

Net (decrease) increase in cash and cash equivalents	$(4,154,505)	$404,536

Index

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents, and marketable securities balances as of March 31, 2010 totaled $40.5 million, compared with $41.8 million as of December 31, 2009. Cash and cash equivalents totaled $11.6 million and marketable securities totaled $28.9 million at March 31, 2010. As of December 31, 2009, we had $15.8 million in cash and cash equivalents and $26.0 million in marketable securities.

During the three months ended March 31, 2010, we continued making investments in our infrastructure in anticipation of our current and long-term outlook. We will continue to make investments in capital expenditures and we will continue to evaluate the appropriate levels of our headcount. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may continue to use our cash for these purposes. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such acquisitions.

We currently do not have any debt and our only significant commitments are related to our office leases.

At various times from October 2001 through February 2009 our Board of Directors has authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. We did not repurchase any of our outstanding common stock during the three months ended March 31, 2010. During the three months ended March 31, 2009, we repurchased 566,885 shares at an aggregate purchase price of $1.5 million. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. As of March 31, 2010, we had the authority to repurchase an additional 5,994,765 shares of our common stock based upon our judgment and market conditions. See Note (7) Stockholders’ Equity to our unaudited condensed consolidated financial statements for further information.

Net cash used in operating activities totaled $0.5 million as compared with net cash provided by operating activities of $3.3 million for the three months ended March 31, 2009. The decrease in net cash provided by operating activities during the three months ended March 31, 2010, as compared with the same period in 2009, was the result of our net loss of $5.5 million compared with a net loss of $0.9 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to provisions for doubtful accounts and deferred income taxes; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, prepaid expenses and deferred revenues. In addition, net cash provided by operating activities was impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options. Based upon the authoritative guidance issued by the FASB on stock compensation, tax benefits relating to excess stock-based compensation deductions are to be presented as cash outflows from operating activities. We recognized tax benefits related to share-based compensation deductions of $0.3 million for the three months ended March 31, 2010. There were no adjustments for the impact of non-cash income tax benefits for the three months ended March 31, 2009.

Index

Net cash used in investing activities was $4.0 million and $0.9 million for the three months ended March 31, 2010 and March 31, 2009, respectively. Included in investing activities for both the three months ended March 31, 2010 and March 31, 2009 are the sales and purchases of our marketable securities. These represent the sales, maturities and reinvestment of our marketable securities. The net cash provided by investing activities from the net sales (purchases) of securities was ($2.9) million for the three months ended March 31, 2010, and $1.3 million for the same period in 2009. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $1.1 million for both of the three months ended March 31, 2010 and March 31, 2009. The cash used to purchase software licenses was $1.0 million for the three months ended March 31, 2009. We did not purchase any software licenses during the three months ended March 31, 2010. We continually evaluate potential software license purchases and acquisitions, and we may continue to make such investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures as we continue to invest in our infrastructure to support our ongoing future growth and expansion both domestically and internationally.

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2010, compared with net cash used in financing activities of $1.5 million for the same period in 2009. Cash outflows from financing activities result from the repurchase of our outstanding common stock. During the three months ended March 31, 2009, we repurchased 566,885 shares of our common at an aggregate purchase price of $1.5 million. We did not repurchase any shares of our common stock during the three months ended March 31, 2010. Cash inflows from financing activities primarily result from the proceeds received from the exercise of stock options. During the three months ended March 31, 2010, we received proceeds from the exercise of stock options of $0.2 million. We received insignificant proceeds from the exercise of stock options during the three months ended March 31, 2009.  Based upon the authoritative guidance issued by the FASB on stock compensation, tax benefits relating to excess stock-based compensation deductions are to be presented as cash inflows from financing activities. We recognized tax benefits related to share-based compensation deductions of $0.3 million for the three months ended March 31, 2010. There were no adjustments for the impact of non-cash income tax benefits for the three months ended March 31, 2009.

As discussed in Note (4), Fair Value Measurements, to our unaudited condensed consolidated financial statements, we utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we held as of March 31, 2010 and December 31, 2009.

As of each March 31, 2010 and December 31, 2009, $1.4 million (at par value), of our investments was comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. Commencing in the first quarter of 2008, and continuing into 2010, we began experiencing failed auctions on our auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 - 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our unaudited condensed consolidated balance sheet at both March 31, 2010 and December 31, 2009.

Index

Our auction rate securities are classified as available-for-sale securities and are reflected at fair value. In prior periods during the auction process, quoted market prices were readily available, which would qualify as Level 1 under FASB authoritative guidance. However, due to events in the credit markets beginning in the second half of 2008, and continuing into 2010, the auction events for most of these instruments failed and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. Due to these events, we reclassified these instruments as Level 3 commencing in 2008 and we continued to do so in 2010.

As of March 31, 2010, we recorded $40,000 cumulatively as an other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $273,536 in accumulated other comprehensive loss. As of December 31, 2009, we had recorded $40,000 cumulatively as an other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $282,534 in accumulated other comprehensive loss. During the first quarter of 2009, we determined that a decline in the fair value of one of our particular investments was the result of a downgrade in the credit rating of certain underlying subordinate securities within the auction rate security. As a result, we determined a portion of the overall decline in fair value of the auction rate security to be other-than-temporary due to the creditworthiness of the underlying securities, and accordingly recorded $40,000 in other-than-temporary impairments on this auction rate security. Accordingly, any future fluctuation in the fair value related to any of the auction rate securities that we deem to be temporary, including any recoveries of previous write-downs, would be recorded in accumulated other comprehensive loss, net of tax. In addition, during the fourth quarter of 2009, $100,000 of our auction rate securities were called by the issuer at par value. Finally, with the exception of the creditworthiness of one of the auction rate securities, we believe that the remaining temporary declines in fair value are primarily due to liquidity concerns and not to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, we will record a charge to earnings in the period of determination.

Our holdings of auction rate securities (at par value) represented approximately 3% of our cash equivalents, and marketable securities balance as of each March 31, 2010 and December 31, 2009, which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the decline in fair value deemed to be temporary is primarily due to liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

We currently do not have any debt and our only material cash commitments are related to our office leases. We have an operating lease covering our corporate office facility that expires in February 2012. We also have several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2009 through 2012. Refer to Note (8) Commitments and Contingencies to our unaudited condensed consolidated financial statements.

We believe that our current balance of cash, cash equivalents and marketable securities, and expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

As of March 31, 2010 and December 31, 2009, we had no off-balance sheet arrangements.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $40.5 million as of March 31, 2010. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 25% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at March 31, 2010.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended March 31, 2010 and 2009, approximately 36% and 48%, respectively, of our sales were from outside the United States. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. dollar versus the Euro, Japanese yen, the New Taiwanese Dollar, Korean won, and to a lesser extent the Canadian dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the remeasurement of such balances on our balance sheets.

Index

If foreign currency exchange rates were to change adversely by 10% from the levels at March 31, 2010, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $0.8 million. Commencing in the second quarter of 2009, we began entering into foreign currency hedges to minimize our exposure to changes in certain foreign currency exchange rates on the balance sheet (see Note (6) Derivative Financial Instruments, to our unaudited condensed consolidated financial statements.) The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal controls over financial reporting occurred during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.   Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”).  The information below sets forth additional risk factors or risk factors that have had material changes since the 2009 10-K, and should be read in conjunction with Item 1A of the 2009 10-K.

Our revenues from certain key customers have been declining.

For the past several years, we have tended to have one or more customers account for 10% or more of our revenues during each fiscal quarter and for each fiscal year. For the three months ended March 31, 2010, we had one customer, EMC Corporation which accounted for 13% of our total revenues. However, our revenues from EMC for the first quarter of 2010 were lower than our revenues from EMC for the first quarter of 2009, which, in turn, were lower than our revenues from EMC for the first quarter of 2008. EMC purchased Data Domain, one of our competitors, in 2009. While we believe that we will continue to receive revenue from EMC, our agreement, which runs through 2013, does not have any minimum sales requirements and we cannot guarantee continued revenue. If our contract with EMC terminates, or if the volume of sales from this customer continues to declines, it could have a material adverse effect on our operating results.

Index

Revenue from Sun Microsystems, now Oracle USA, has also declined. While our contract with Sun was not terminated by Oracle when Oracle purchased Sun, we currently have no expectation of continued meaningful revenues from Oracle USA.

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of March 31, 2010, we had options to purchase 12,425,683 shares of our common stock outstanding, and we had an aggregate of 1,022,621 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $5.26 per share. We also had 957,432 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (2) Share-Based Payment Arrangements to our unaudited condensed consolidated financial statements.

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

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended March 31, 2010, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $2.41 and $5.57 per share. The market price of our common stock may be significantly affected by the following factors:

●	actual or anticipated fluctuations in our operating results;

●	failure to meet financial estimates;

●	changes in market valuations of other technology companies, particularly those in the network storage software market;

●	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

Index

●	loss of one or more key OEM customers; and

●	departures of key personnel.

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

Item 5.  Other Information

Submission of Matters to a Vote  of Security Holders

The Company held its annual meeting of stockholders on May 6, 2010.  A total of 41,322,604 shares of Common Stock, or 91% of the outstanding shares, were represented in person or by proxy.

ReiJane Huai was elected to serve as a director of the Company for a term expiring in 2013 with 27,192,958 shares voted in favor, 480,682 shares withheld and 13,648,964 broker non-votes.

Barry Rubenstein was elected to serve as a director of the Company for a term expiring in 2013 with 27,276,320 shares voted in favor, 397,320 shares withheld and 13,648,964 broker non-votes.

The Company’s 2010 Outside Directors Equity Compensation Plan was approved with 23,315,177 shares voted in favor, 4,247,739 shares voted against, 110,724 shares abstained, and 13,648,964 broker non-votes.

The terms of office of Company directors Alan W. Kaufman, Steven R. Fischer, Irwin Lieber and Eli Oxenhorn did not expire prior to this annual meeting of stockholders and each remains a director of the Company.

The selection of KPMG LLP as the independent registered public accounting firm for the Company was ratified with 40,899,141 shares voted in favor, 326,557 shares voted against, 96,906 shares abstained and 0 broker non-votes.

Departure of Directors

Lawrence S. Dolin, whose term as a Director expired at the Company’s Annual Meeting of Stockholders on May 6, 2010, declined to stand for re-election.

Steven L. Bock, whose term as a Director ran until the Company’s 2012 Annual Meeting of Stockholders, resigned as a Director effective May 6, 2010.

Patrick B. Carney, whose term as a Director ran until the Company’s 2012 Annual Meeting of Stockholders, resigned as a Director effective May 6, 2010.

Index

Item 6.  Exhibits

4.1	FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ James Weber
James Weber
Chief Financial Officer, Vice President and Treasurer
(principal financial and accounting officer)

May 7, 2010