Form 10-Q
period 2010-06-30
FALCONSTOR SOFTWARE INC
filed 2010-08-06
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares of Common Stock outstanding as of July 30, 2010 was 45,699,718.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

Index

PART I.  FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$11,909,297	$15,752,528
Marketable securities	26,305,232	24,952,966
Accounts receivable, net of allowances of $5,372,201 and $7,503,338, respectively	16,547,167	24,948,261
Prepaid expenses and other current assets	1,686,409	1,556,787
Income tax receivable	6,343,510	830,816
Inventory	1,482,495	329,657
Deferred tax assets, net	4,320,773	4,320,773
Total current assets	68,594,883	72,691,788

Property and equipment, net of accumulated depreciation of $19,726,160 and $17,380,681, respectively	6,897,489	7,601,727
Long-term marketable securities	1,080,078	1,077,466
Deferred tax assets, net	9,636,565	9,698,859
Other assets, net	2,506,020	2,958,229
Goodwill	4,150,339	4,150,339
Other intangible assets, net	609,930	823,416

Total assets	$93,475,304	$99,001,824

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,141,725	$1,570,190
Accrued expenses	7,030,050	8,454,743
Deferred revenue, net	16,451,108	16,570,076
Total current liabilities	24,622,883	26,595,009

Other long-term liabilities	622,016	608,907
Deferred revenue, net	5,375,074	5,644,994

Total liabilities	30,619,973	32,848,910

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 53,654,390 and 52,389,028 shares issued, respectively and 45,649,155 and 44,383,793 shares outstanding, respectively	53,654	52,389
Additional paid-in capital	147,410,855	141,726,802
Accumulated deficit	(36,087,457)	(27,181,894)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,605,382)	(1,528,044)

Total stockholders' equity	62,855,331	66,152,914
Total liabilities and stockholders' equity	$93,475,304	$99,001,824

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Product revenues	$12,198,013	$17,604,403	$22,016,210	$31,689,226
Support and services revenues	8,072,696	6,864,217	15,374,154	13,800,479
	20,270,709	24,468,620	37,390,364	45,489,705

Cost of revenues:
Product	2,550,540	637,835	4,059,225	1,160,001
Support and service	3,303,348	3,355,291	6,916,045	6,677,350
Total cost of revenues	5,853,888	3,993,126	10,975,270	7,837,351

Gross profit	$14,416,821	$20,475,494	$26,415,094	$37,652,354

Operating expenses
Research and development costs	6,638,985	6,709,281	13,765,819	12,979,311
Selling and marketing	10,427,468	11,119,725	21,441,968	20,631,293
General and administrative	2,453,525	2,387,038	4,813,474	4,607,497
Total operating expenses	19,519,978	20,216,044	40,021,261	38,218,101

Operating (loss) income	(5,103,157)	259,450	(13,606,167)	(565,747)

Interest and other income (loss), net	7,499	232,708	(102,441)	(220,705)

(Loss) income before income taxes	(5,095,658)	492,158	(13,708,608)	(786,452)

Benefit from income taxes	(1,720,160)	(774,556)	(4,803,045)	(1,202,205)

Net (loss) income	$(3,375,498)	$1,266,714	$(8,905,563)	$415,753

Basic net (loss) income per share	$(0.07)	$0.03	$(0.20)	$0.01

Diluted net (loss) income per share	$(0.07)	$0.03	$(0.20)	$0.01

Weighted average basic shares outstanding	45,554,849	44,662,246	45,129,802	44,817,599

Weighted average diluted shares outstanding	45,554,849	45,886,221	45,129,802	45,651,066

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(8,905,563)	$415,753
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,980,215	2,889,150
Share-based payment compensation	4,397,103	4,273,489
Non-cash professional services expenses	575,567	197,268
Realized loss on marketable securities	120	38,129
Tax benefit from stock option exercises	(412,815)	-
Provision for returns and doubtful accounts	1,332,905	1,700,766
Deferred income tax provision	23,585	(1,341,648)
Changes in operating assets and liabilities:
Accounts receivable	7,072,901	(6,885,666)
Prepaid expenses and other current assets	(43,847)	175,247
Income tax receivable	(5,512,694)	-
Inventory	(1,152,838)	92,692
Other assets	220,292	23,314
Accounts payable	(390,630)	675,472
Accrued expenses	(779,709)	(1,188,918)
Deferred revenue	(386,101)	(776,256)

Net cash (used in) provided by operating activities	(981,509)	288,792

Cash flows from investing activities:
Sale of marketable securities	9,113,411	10,661,954
Purchase of marketable securities	(10,555,448)	(12,236,002)
Purchase of property and equipment	(1,744,897)	(1,940,731)
Purchase of software license	-	(950,000)
Capitalized software development costs	-	(80,703)
Security deposits	1,981	(8,000)
Purchase of intangible assets	(75,193)	(14,938)

Net cash used in investing activities	(3,260,146)	(4,568,420)

Cash flows from financing activities:
Payments to acquire treasury stock	-	(1,526,124)
Proceeds from exercise of stock options	249,343	6,640
Tax benefits from stock option exercises	412,815	-

Net cash provided by (used in) financing activities	662,158	(1,519,484)

Effect of exchange rate changes on cash and cash equivalents	(263,734)	(473,463)

Net decrease in cash and cash equivalents	(3,843,231)	(6,272,575)

Cash and cash equivalents, beginning of period	15,752,528	22,364,235

Cash and cash equivalents, end of period	$11,909,297	$16,091,660

Cash paid for income taxes	$27,500	$107,000

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a) The Company and Nature of Operations

FalconStor Software, Inc., a Delaware Corporation (the "Company"), develops, manufactures and sells network storage solutions and provides the related maintenance, implementation and engineering services.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The Company no longer presents revenues classified as (i) “software licenses,” (ii) “maintenance,” and (iii) “software services and other” within the condensed consolidated statement of operations. The Company presents revenues derived from software solutions integrated with hardware and stand-alone software applications as “product revenue” and revenues derived from maintenance and professional services as “support and services revenue” within the condensed consolidated statement of operations. In addition, the Company presents the related cost of revenues from both “product revenue” and “support and services revenues” as separate line items within the condensed consolidated statement of operations. Certain costs, including personnel, shipping and logistics costs, and share-based compensation expense, from prior periods have been reclassified from various operating expense line items to “cost of revenues – product.” The Company believes the reclassifications provide a more meaningful representation of the Company’s product and services offerings. The reclassifications had no effect on net earnings, total stockholders' equity, total assets or cash flows.

(d)  Use of Estimates

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

The financial market volatility, both in the U.S. and in many other countries where the Company operates, has impacted and may continue to impact the Company’s business. Such conditions could have a material impact to the Company’s significant accounting estimates discussed above, in particular those around accounts receivable allowances, cost-based investments, marketable securities and the recoverability of deferred tax assets.

 (e) Unaudited Interim Financial Information

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

Index

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2010, and the results of its operations for the three and six months ended June 30, 2010 and 2009. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

(f) Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of June 30, 2010 and December 31, 2009, the Company’s cash equivalents consisted of money market funds, commercial paper, corporate bonds and/or government securities. At June 30, 2010 and December 31, 2009, the fair value of the Company’s cash equivalents amounted to approximately $7.1 million and $8.8 million, respectively. As of June 30, 2010 and December 31, 2009, the Company’s marketable securities consisted of corporate bonds, auction rate securities, and government securities. As of June 30, 2010 and December 31, 2009, the fair value of the Company’s current marketable securities was approximately $26.3 million and $25.0 million, respectively. In addition, as of both June 30, 2010 and December 31, 2009, the Company had an additional $1.1 million of long-term marketable securities that required a higher level of judgment to determine the fair value. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded within interest and other loss, net in the condensed consolidated statement of operations. See Note (5) Marketable Securities for additional information.

(g)  Fair Value of Financial Instruments

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

As of both June 30, 2010 and December 31, 2009, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated book value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

Index

 (h) Revenue Recognition

The Company derives its revenue from sales of its products and services. Product revenue consists of the Company’s software integrated with industry standard hardware and sold as one complete turn-key integrated solution. Product revenue also consists of stand-alone software applications. Support and services revenue consists of both maintenance revenues and professional services revenues.

In accordance with the authoritative guidance issued by the FASB on revenue recognition, the Company recognizes revenue from product revenue when persuasive evidence of an arrangement exists, the fee is fixed and determinable, the product is delivered, and collection of the resulting receivable is deemed probable. Products delivered to a customer on a trial basis are not recognized as revenue until a permanent key code is delivered to the customer. Reseller customers typically send the Company a purchase order when they have an end user identified. When a customer purchases maintenance with any product, the Company allocates a portion of the fee to maintenance for its fair value. Maintenance fees are deferred and recognized as revenue ratably over the term of the contract. The long-term portion of deferred revenue relates to maintenance contracts with terms in excess of one year. The cost of providing technical support is included in cost of support and services revenue. The Company provides an allowance for product returns as a reduction of revenue, based upon historical experience and known or expected trends.

Revenues associated with software implementation and software engineering services are recognized when the services are performed. Costs of providing these services are included in cost of support and services revenue.

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

For the three months ended June 30, 2010, the Company had one customer who accounted for 10% of total revenues. For the three months ended June 30, 2009, the Company had three customers that together accounted for 52% of revenues. As of each of June 30, 2010 and December 31, 2009, the Company did not have any customers that accounted for 10% or more of the accounts receivable balance for each of the respective periods.

(i)      Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). For the three months ended June 30, 2010 and 2009, depreciation expense was $1,171,936 and $1,160,399, respectively.  For the six months ended June 30, 2010 and 2009, depreciation expense was $2,410,584 and $2,280,799, respectively. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

(j)      Goodwill and Other Intangible Assets

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

Index

For the three months ended June 30, 2010 and 2009, amortization expense was $145,036 and $162,059, respectively. For the six months ended June 30, 2010 and 2009, amortization expense was $288,681 and $327,721, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31 2009

Goodwill:	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$2,844,943	$2,769,748
Accumulated amortization	(2,235,013)	(1,946,332)
Net carrying amount	$609,930	$823,416

(k) Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the products estimated life, typically three years, or the ratio of current revenue of the related products to total current and anticipated future revenue of these products. During the six months ended June 30, 2009, the Company capitalized approximately $81,000 related to software development projects. The Company did not capitalize any software development costs during the six months ended June 30, 2010. During both the three months ended June 30, 2010 and 2009, the Company recorded $6,725 of amortization expense related to capitalized software costs. During the six months ended June 30, 2010 and 2009, the Company recorded $13,450 and $6,725, respectively, of amortization expense related to capitalized software costs.

Purchased software technology net carrying value of $242,500 and $510,000, after accumulated amortization of $6,084,931and $5,817,431 is included within other assets in the unaudited condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, respectively. Amortization expense was $133,333 and $134,619 for the three months ended June 30, 2010 and 2009, respectively. Amortization expense was $267,500 and $273,905 for the six months ended June 30, 2010 and 2009, respectively. Amortization of purchased software technology is recorded at the greater of the straight line basis over the products estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

(l) Income Taxes

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

Index

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Pursuant to the authoritative guidance, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, the authoritative guidance addresses de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures. The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its condensed consolidated statement of operations. See Note (3) Income Taxes for additional information.

(m) Long-Lived Assets

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

(n) Share-Based Payments

The Company accounts for share-based payments in accordance with the authoritative guidance issued by the FASB on stock compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of estimated forfeitures. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered, at their fair value. All share-based awards are expected to be fulfilled with new shares of common stock. See Note (2) Share-Based Payment Arrangements for additional information.

(o) Foreign Currency

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Gains and losses from the translation of foreign assets and liabilities from the functional currency of the Company’s subsidiaries into the U.S. dollar are classified as accumulated other comprehensive loss in stockholders’ equity. Gains and losses from foreign currency transactions are included in the condensed consolidated statements of operations within interest and other loss, net.

During the three months ended June 30, 2010 and 2009, foreign currency transactional (loss) gain totaled approximately ($73,000) and $129,000, respectively. During the six months ended June 30, 2010 and 2009, foreign currency transactional (loss) totaled approximately ($282,000) and ($519,000), respectively. The aforementioned foreign currency transactional results are net of the foreign currency forward contracts utilized by the Company as part of the management program to reduce the volatility in earnings caused by exchange rate fluctuations.  See Note (7) Derivative Financial Instruments for additional information.

Index

(p) Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents. Due to the net loss for both the three and six months ended June 30, 2010, all common stock equivalents of 13,332,427 were excluded from diluted net loss per share because they were anti-dilutive. For the three and six months ended June 30, 2009, potentially dilutive vested and unvested common stock equivalents excluded from the computation of diluted EPS totaled 11,878,248 and 12,268,756, respectively, of stock option awards, restricted stock awards and restricted stock unit awards outstanding, because they were anti-dilutive. As of June 30, 2010 and 2009, potentially dilutive common stock equivalents included 13,332,427 and 13,102,223, respectively, attributable to stock option awards, restricted stock awards and restricted stock unit awards outstanding.

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(3,375,498)	45,554,849	$(0.07)	$1,266,714	44,662,246	$0.03

Effect of dilutive securities:
Stock options and restricted stock		-			1,223,975

Diluted EPS	$(3,375,498)	45,554,849	$(0.07)	$1,266,714	45,886,221	$0.03

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(8,905,563)	45,129,802	$(0.20)	$415,753	44,817,599	$0.01

Effect of dilutive securities:
Stock options and restricted stock		-			833,467

Diluted EPS	$(8,905,563)	45,129,802	$(0.20)	$415,753	45,651,066	$0.01

(q)  Investments

As of both June 30, 2010 and December 31, 2009, the Company maintained certain cost-method investments aggregating $973,965, which are included within other assets, net in the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2010 and 2009, the Company did not recognize any impairment charges related to any of its cost-method investments.

(r) Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

 (s) New Accounting Pronouncements

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

Index

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

The following table summarizes the plans under which the Company was able to grant equity compensation as of June 30, 2010:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares

FalconStor Software, Inc., 2006 Incentive Stock Plan	8,119,385	473,729	6,440,853	May 17, 2016

FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan	400,000	380,000	20,000	May 8, 2020

On July 1, 2010, the total shares available for issuance under the FalconStor Software, Inc., 2006 Incentive Stock Plan (the “2006 Plan”) totaled 2,282,458. Pursuant to the 2006 Plan, if, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2006 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2010, the total number of outstanding shares of the Company’s common stock totaled 45,649,155. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 1,808,729 shares to 2,282,458 shares available for issuance as of July 1, 2010.

Index

The following table summarizes the plans which have expired but still have equity awards outstanding as of June 30, 2010:

	Shares Available	Shares
Name of Plan	for Grant	Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	--	6,270,574

1994 Outside Directors Stock Option Plan	--	125,500

2004 Outside Directors Stock Option Plan	--	250,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	--	225,500

Options granted under all of the Company’s Plans have terms of ten years.

The following table summarizes stock option activity during the six months ended June 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2009	12,538,338	$5.51

Granted	611,000	$3.93
Exercised	(617,755)	$0.35
Canceled	(23,250)	$7.31
Forfeited	(82,650)	$4.06

Options Outstanding at March 31, 2010	12,425,683	$5.69	6.53	$3,869,375

Granted	184,000	$3.00
Exercised	(75,455)	$0.45
Canceled	(95,026)	$9.55
Forfeited	(87,196)	$6.41

Options Outstanding at June 30, 2010	12,352,006	$5.65	6.35	$1,145,147

Options Exercisable at June 30, 2010	7,735,690	$6.48	4.89	$641,259

Stock option exercises are fulfilled with new shares of common stock.  The total cash received from stock option exercises for the three months ended June 30, 2010 and 2009 was $34,322 and $1,256, respectively. The total cash received from stock option exercises for the six months ended June 30, 2010 and 2009 was $249,343 and $6,640, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2010 and 2009 was $201,744 and $12,639 respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2010 and 2009 was $2,415,951 and $43,782, respectively.

Index

The Company recognized share-based compensation expense for all awards issued under the Company’s stock option plans in the following line items in the condensed consolidated statements of operations:

	Three months ended June 30,
	2010	2009
Cost of revenues - product	$7,009	$7,009
Cost of revenues - support and service	290,145	393,475
Research and development costs	760,358	802,006
Selling and marketing	875,947	803,154
General and administrative	336,886	309,999

	$2,270,345	$2,315,643

	Six months ended June 30,
	2010	2009
Cost of revenues - product	$13,941	$13,941
Cost of revenues - support and service	610,091	752,154
Research and development costs	1,800,330	1,467,821
Selling and marketing	1,896,716	1,693,472
General and administrative	651,592	543,369

	$4,972,670	$4,470,757

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

	Three months ended June 30,
	2010	2009
Outside directors, officers and employees	$662,617	$770,928
Non-employee consultants	186,004	21,111

	$848,621	$792,039

	Six months ended June 30,
	2010	2009
Outside directors, officers and employees	$1,432,394	$1,346,975
Non-employee consultants	600,340	75,293

	$2,032,734	$1,422,268

As of June 30, 2010, an aggregate of 2,493,154 shares of restricted stock had been issued, of which, 1,154,082 had vested and 407,186 had been canceled. As of June 30, 2009, an aggregate of 2,041,580 shares of restricted stock had been issued, of which, 388,050 had vested and 390,500 had been canceled.

As of June 30, 2010, an aggregate of 90,412 restricted stock units had been issued, of which 40,495 had vested and 1,382 had been canceled. As of June 30, 2009, an aggregate of 88,912 restricted stock units had been issued, of which none had vested or been canceled.

Index

The following table summarizes restricted stock and restricted stock units activity during the six months ended June 30, 2010:

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2009	1,253,661

Granted	169,661
Vested	(395,313)
Forfeited	(5,388)

Non-Vested at March 31, 2010	1,022,621

Granted	144,639
Vested	(176,839)
Forfeited	(10,000)

Non-Vested at June 30, 2010	980,421

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the three months ended June 30, 2010 and 2009 was $528,971 and $162,694, respectively. The total intrinsic value of restricted stock for which the restrictions lapsed during the six months ended June 30, 2010 and 2009 was $2,068,177 and $247,642, respectively.

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

	Three months ended June 30,
	2010	2009
Non-qualified stock options	$(27,579)	$117,757
Restricted stock awards	186,004	21,111

	$158,425	$138,868

	Six months ended June 30,
	2010	2009
Non-qualified stock options	$(24,773)	$121,975
Restricted stock awards	600,340	75,293

	$575,567	$197,268

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

As of June 30, 2010, there was approximately $7,751,785 of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s equity plans.

 (3) Income Taxes

The Company’s provision for income taxes consists of U.S., state and local, and foreign taxes in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that the Company expects to achieve for the full year. The Company’s 2010 annual effective tax rate is estimated to be approximately 35% based upon the Company’s anticipated results both in the U.S. and in its foreign subsidiaries.

For the six months ended June 30, 2010, the Company recorded an income tax benefit of $4,803,045 on its pre-tax book loss of $13,708,608. For the six months ended June 30, 2009, the Company recorded an income tax benefit of $1,202,205 on its pre-tax book loss of $786,452. The income tax benefit for the six months ended June 30, 2009 included a discrete item of $927,195 primarily related to previously unrecognized benefits in connection with the Company’s research and development tax credits. The qualifying research and development credits range from activities from fiscal years 2003 through 2008.

The Company’s total unrecognized tax benefits as of June 30, 2010 and December 31, 2009 were each approximately $4.7 million, which if recognized, would affect the Company’s effective tax rate. As of June 30, 2010 and December 31, 2009, the Company had recorded an aggregate of $99,454 and $85,352, respectively, of accrued interest and penalties.

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

Index

  Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at June 30, 2010 and December 31, 2009 totaled $5.4 million and $6.4 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category at June 30, 2010 and December 31, 2009 includes government securities, corporate debt securities, and/or commercial paper totaling $28.1 million and $27.3 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes auction rate securities, which as of each June 30, 2010 and December 31, 2009 totaled $1.1 million, which are included within long-term marketable securities in the condensed consolidated balance sheets.

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

As of each of June 30, 2010 and December 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. However, due to events in the U.S. credit markets, the auction events for these securities held by the Company failed commencing in the first quarter of 2008, and continued to fail into 2010. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis and other type of valuation model. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

As of June 30, 2010, the Company recorded $40,000 cumulatively as an other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $279,922 in accumulated other comprehensive loss. As of December 31, 2009, the Company had recorded $40,000 cumulatively as an other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $282,534 in accumulated other comprehensive loss. The Company believes that the temporary declines in fair value are primarily due to liquidity concerns and not to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, the Company will record a charge to earnings in the period of determination.

Index

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at June 30, 2010:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$5,389,448	$5,389,448	$-	$-
Commercial paper	749,944	-	749,944	-
Corporate debt and government securities	999,545	-	999,545	-
Total cash equivalents	7,138,937	5,389,448	1,749,489	-

Marketable securities:
Corporate debt and government securities	26,305,232	-	26,305,232	-
Auction rate securities	1,080,078	-	-	1,080,078
Total marketable securities	27,385,310	-	26,305,232	1,080,078

Total assets measured at fair value	$34,524,247	$5,389,448	$28,054,721	$1,080,078

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2009:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$6,405,104	$6,405,104	$-	$-
Corporate debt and government securities	2,372,660	-	2,372,660	-
Total cash equivalents	8,777,764	6,405,104	2,372,660	-

Marketable securities:
Corporate debt and government securities	24,952,966	-	24,952,966	-
Auction rate securities	1,077,466	-	-	1,077,466
Total marketable securities	26,030,432	-	24,952,966	1,077,466

Total assets measured at fair value	$34,808,196	$6,405,104	$27,325,626	$1,077,466

Index

The Company’s valuation methodology for auction rate securities includes a discounted cash flow analysis and other type of valuation model. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of January 1st through June 30th of each of the respective years:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Auction Rate Securities

	June 30, 2010	June 30, 2009
Beginning Balance	$1,077,466	$1,166,945
Total unrealized gains in accumulated
other comprehensive loss	2,612	31,771
Total realized losses in other income	-	(40,000)
Ending Balance	$1,080,078	$1,158,716

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

The cost and fair values of the Company’s available-for-sale marketable securities as of June 30, 2010, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)

Auction rate securities	$1,080,078	$1,360,000	$(279,922)

Government securities	19,007,958	18,989,617	18,341

Corporate debt securities	7,297,274	7,331,421	(34,147)

	$27,385,310	$27,681,038	$(295,728)

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2009, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)

Auction rate securities	$1,077,466	$1,360,000	$(282,534)

Government securities	18,494,044	18,440,506	53,538

Corporate debt securities	6,458,922	6,438,616	20,306

	$26,030,432	$26,239,122	$(208,690)

Index

(6) Inventories

Inventories consist of component materials and finished systems. Component material consists of certain key replacement parts for the finished systems. Inventories are as follows:

	As of
	June 30,	December 31,
	2010	2009

Component materials	$128,720	$60,545
Finished systems	1,353,775	269,112

Total Inventory	$1,482,495	$329,657

As of June 30, 2010 and December 31, 2009, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

(7) Derivative Financial Instruments

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

As of June 30, 2010, the Company had no foreign currency forward contracts outstanding. During the three and six months ended June 30, 2010, the Company recorded approximately $0.5 million and $0.8 million, respectively, of gains related to its foreign currency forward contracts. During the three months ended June 30, 2009, the Company recorded approximately $0.3 million of losses related to its foreign currency forward contracts. The Company did not utilize foreign currency forward contracts during the first quarter of 2009.

(8) Stockholders’ Equity

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

The Company did not repurchase any shares of its common stock during the three and six months ended June 30, 2010. During the three months ended June 30, 2009, the Company did not repurchase any of its common stock. During the six months ended June 30, 2009, the Company repurchased 566,885 shares of its common stock in open market purchases for a total cost of $1,526,124. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339. As of June 30, 2010, the Company had the authorization to repurchase an additional 5,994,765 shares of its common stock based upon its judgment and market conditions.

Index

 (9) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in February 2012. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2010 through 2013. The following is a schedule of future minimum lease payments for all operating leases as of June 30, 2010:

2010	$1,398,663
2011	2,107,713
2012	695,301
2013	84,183
$4,285,860

The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results.

On December 31, 2007, the Company entered into an Employment Agreement (“Employment Agreement”) with ReiJane Huai. Pursuant to the Employment Agreement, the Company agreed to continue to employ Mr. Huai as President and Chief Executive Officer of the Company effective January 1, 2008 through December 31, 2010, at annual salaries of $310,000, $341,000 and $375,100 for calendar years 2008, 2009 and 2010, respectively. The Employment Agreement also provides for the potential payment of annual bonuses to Mr. Huai, in the form of restricted shares of the Company’s common stock, based on the Company’s operating income (or “bonus targets” as defined in the Employment Agreement) and for certain other contingent benefits set forth in the Employment Agreement. Pursuant to the Employment Agreement, any annual bonus of restricted stock due to Mr. Huai shall be issued within seventy-five (75) days of the end of the fiscal year, assuming the bonus targets are achieved. The restricted stock is subject to a three-year vesting period commencing from the date of grant. For the three and six months ended June 30, 2010, the Company recognized approximately $13,000, of share-based compensation expense. During the three and six months ended June 30, 2009, the Company recognized approximately $53,000 and $102,000, respectively, of share-based compensation expense. The share-based compensation expense has been classified as a liability award, as the service date precedes the grant date, within the Company’s condensed consolidated balance sheets for both 2010 and 2009, based upon the Company’s projected bonus award due to Mr. Huai.

Index

(10) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three and six months ended June 30, 2010 and 2009, and the location of long-lived assets as of June 30, 2010 and December 31, 2009, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
United States	$11,493,524	$15,912,748	$22,495,494	$26,796,300
Asia	3,529,398	3,072,326	6,192,351	8,132,171
Europe, Middle East, Africa and Other	5,247,787	5,483,546	8,702,519	10,561,234

Total revenues	$20,270,709	$24,468,620	$37,390,364	$45,489,705

Long-lived assets:	June 30, 2010	December 31, 2009
United States	$23,115,318	$24,295,603
Asia	1,358,600	1,505,856
Europe, Middle East, Africa and other	406,503	508,577

Total long-lived assets	$24,880,421	$26,310,036

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

OVERVIEW

During the second quarter of 2010, we saw the first benefits of our renewed sales efforts for FalconStor-branded products and our cost cutting mitigated the continuing impact of the decline in OEM revenues that has resulted from EMC’s purchase of Data Domain, Sun’s acquisition by Oracle, and 3Com’s acquisition by Hewlett-Packard.

Total revenues for the second quarter increased 18% from the first quarter of 2010 to $20.3 million.  Total revenues were 17% lower than in the second quarter of 2009.

We look primarily to “product revenue,” not total revenue, for managing our business and forecasting where we are headed. Product revenue is revenue we receive from sales of software licenses and integrated hardware/software solutions, to non-OEMs and to OEMs. It excludes “service revenue,” which is revenue we receive for maintenance and support and for professional services.  We rely on product revenue, rather than total revenue, because product revenue shows our success in selling our solutions, and it indicates what our support and service revenue will be in the future.

Our non-OEM product revenue grew 25% over the first quarter of 2010. This indicates that we are having success in expanding sales of FalconStor-branded products through our resellers and directly to end users.  Product revenues from OEMs increased 23% over the first quarter of 2010. Overall, non-OEMs contributed 77% of our total product revenues in the quarter and OEMs contributed 23%.

On a year over year basis, OEM product revenue declined 56%. For the first time since the third quarter of 2004, nearly six years ago, product revenue from EMC did not equal or exceed 10% of our total product revenue.  We do not expect that OEM revenue will ever return to the levels it reached in the past.

Our non-OEM product revenue declined 16% from the second quarter of 2009. However, in the second quarter of 2009 we had one transaction from an existing customer for $4.9 million. If this one deal is excluded, our non-OEM product revenue increased 51% on a year over year basis.

While revenues are down on a year over year basis, we are pleased that we replaced a major part of the lost OEM product revenue with non-OEM product revenue. We attribute this to the plans we already had in place to put increased emphasis on sales of FalconStor-branded solutions. This effort includes greater emphasis on selling integrated turn-key hardware/software solutions in response to market demand. Rebounding demand in Europe and Asia was also a key driver of product revenue growth in the second quarter compared to the first quarter of 2010.

We expect that continued increases in sales of our non-OEM solutions, combined with incremental revenue from new partners such as Hitachi Data Systems, will drive revenue growth in the second half of 2010.

We are never happy with a loss, but we are pleased that we reduced our net loss in the quarter to $3.4 million from $5.5 million in the first quarter of 2010. Our net loss includes $2.3 million and $2.7 million in share-based compensation expense in the second quarter and the first quarter, respectively.

Index

The decrease in our net loss was attributable to our increased revenue and to the first effects of our cost cutting program. We have reduced headcount and other expenses.  Headcount at June 30, 2010 was 532, down from 561 at March 31, 2010. Headcount has been further reduced since the end of the quarter. The full impact of the reduced headcount and other cost-cutting initiatives will be recognized in the second half of 2010.

Operating expenses decreased by $0.7 million, or 3%, compared with the second quarter of 2009. Operating expenses include $2.0 million in stock-based compensation expense for the second quarter of 2010, and $1.9 million in stock-based compensation expense for the second quarter of 2009. This decrease shows that we have been managing our expenses more carefully. We will continue to contain, if not decrease, expenses, but we will not be afraid to invest in our business as necessary for long term success.

Deferred revenue at June 30, 2010 increased 3%, compared with the balance at June 30, 2009, and declined 2% when compared with the balance at December 31, 2009.

Our gross margins decreased on a year over year basis to 71% from 84%.  Our margins decreased primarily as the result of the increase in hardware costs associated with the increased percentage of our sales of our integrated appliances compared with sales of our stand-alone software solutions.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2009.

During 2010, we shifted our focus to selling turn-key solutions, whereby our software is integrated with industry standard hardware and sold as one complete integrated solution. As a result, commencing in the second quarter of 2010, we reclassified our revenue into two categories, (i) product revenue and (ii) support and services revenue. Product revenue consists of both integrated solutions and stand-alone software revenues. Support and services revenues consists of both maintenance revenues and professional services revenues. As a result of the reclassification, we have a corresponding cost of revenues for each revenue category.

Revenues for the three months ended June 30, 2010 decreased 17% to $20.3 million, compared with $24.5 million for the three months ended June 30, 2009. Our cost of revenues increased 47% from $4.0 million for the three months ended June 30, 2009 to $5.9 million for the three months ended June 30, 2010. Included in our cost of revenues for the three months ended June 30, 2010 and 2009 was $0.3 million and $0.4 million, respectively, of share-based compensation expense. Our operating expenses decreased 3% from $20.2 million for the three months ended June 30, 2009, to $19.5 million for the three months ended June 30, 2010. Included in our operating expenses for the three months ended June 30, 2010 and 2009 was $2.0 million and $1.9 million, respectively, of share-based compensation expense. Net loss for the three months ended June 30, 2010 was $3.4 million, compared with net income of $1.3 million for the three months ended June 30, 2009. Included in our net loss for the three months ended June 30, 2010 was an income tax benefit of $1.7 million, compared with an income tax benefit of $0.8 million for the three months ended June 30, 2009. The income tax benefit of $1.7 million was primarily attributable to the impact of our estimated full year effective tax rate on our pre-tax losses for the three months ended June 30, 2010. The income tax benefit of $0.8 million was primarily attributable to a discrete benefit of $0.9 million related to research and development credits we recognized during the three months ended June 30, 2009.

Our overall 17% decline in revenues was primarily due to a significant decrease in our product revenue. This decline was offset by increases in our support and services revenues for the three months ended June 30, 2010, compared with the same period in 2009. Our product revenues from our non-OEM partners decreased 16%, while our product revenues from our OEM partners decreased by 56% for the three months ended June 30, 2010, compared with the same period in 2009. The overall decrease in our non-OEM product revenue revenues was primarily attributable due to the impact of one transaction that accounted for 44% of the total non-OEM product revenue in the second quarter of 2009. The decrease in our OEM product revenues was primarily attributable to the merger and acquisition activity that commenced during 2009 and that has adversely impacted the revenue we receive from some of our key OEM partners, specifically, EMC and Oracle USA (formerly Sun Microsystems). Historically, both EMC and Sun Microsystems each represented over 10% of our annual revenues. We do not anticipate that revenues from either OEM partner will return to their historical peaks, which has resulted in our continued and ongoing focus on our non-OEM FalconStor-branded business. However, because of our well-established installed customer base, support and services revenues continued to grow and have not been as significantly impacted by the disruptions in both our OEM and non-OEM channels.

Index

Our worldwide headcount was 532 employees as of June 30, 2010, compared with 533 employees as of June 30, 2009. We have implemented expense controls and we implemented a hiring freeze beginning in the second quarter of 2010.

Revenues

	Three months ended June 30,
	2010	2009
Revenues:
Product revenue	$12,198,013	$17,604,403
Support and services revenue	8,072,696	6,864,217

Total Revenues	$20,270,709	$24,468,620

Year-over-year percentage growth
Product revenue	-31%	11%
Support and services revenue	18%	8%

Total percentage growth	-17%	10%

Product revenue

Product revenue is comprised of sales of our software integrated on industry standard hardware creating a turn-key solution or integrated solution, and of stand-alone software applications. The products are sold through our OEMs, and through (i) value-added resellers, (ii) distributors, and/or (iii) directly to end-users (collectively “non-OEMs”). These revenues are recognized when, among other requirements, we receive a customer purchase order or a royalty report summarizing stand-alone software applications sold, integrated solutions sold and/or permanent key codes are delivered to the customer.

Product revenue decreased 31% from $17.6 million for the three months ended June 30, 2009 to $12.2 million for the three months ended June 30, 2010. Product revenue represented 60% and 72% of our total revenues for the three months ended June 30, 2010 and 2009, respectively. The decrease in product revenue was primarily attributable to declines of 16% and 56% in product revenue from our non-OEM partners and our OEM partners, respectively, for the three months ended June 30, 2010, compared with the same period in 2009. The decrease in our non-OEM partner product revenue was primarily attributable to the impact of one transaction that accounted for 44% of the total non-OEM product revenue in the second quarter of 2009. The decrease in our OEM partner product revenue was primarily attributable to the impact of merger and acquisition activity involving some of our key OEM partners that commenced during 2009. We do not anticipate that revenues from these OEM partners will return to their historical peaks. Product revenue from our non-OEM partners represented 77% and 63% of our total product revenue for the three months ended June 30, 2010 and 2009, respectively.  Product revenue from our OEM partners represented 23% and 37% of our total product revenue for the three months ended June 30, 2010 and 2009, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook. We anticipate that our investments in the FalconStor-branded business will result in our non-OEM generated product revenue growing at a greater rate in future periods as compared with our OEM generated product revenue.

Index

Support and services revenue

Support and services revenue is comprised of (i) maintenance and technical support services, and (ii) professional services primarily related to the implementation of our software and engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Revenue from engineering services is primarily related to customizing software product masters for some of our OEM partners. Revenue from engineering services is recognized in the period in which the services are completed. Support and services revenue increased 18% from $6.9 million for the three months ended June 30, 2009 to $8.1 million for the three months ended June 30, 2010.

The increase in support and services revenue was attributable to maintenance and technical support services, which increased from $6.3 million for the three months ended June 30, 2009 to $7.0 million for the same period in 2010. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire.

The increase in support and services revenue was also attributable to our professional services revenue, which increased from $0.6 million for the three months ended June 30, 2009 to $1.1 million for the same period in 2010. The professional services revenue varies from period to period based upon (i) the number of integrated solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that were completed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our integrated solutions.

Cost of Revenues

	Three months ended June 30,
	2010	2009
Cost of revenues:
Product	$2,550,540	$637,835
Support and service	3,303,348	3,355,291
Total cost of revenues	$5,853,888	$3,993,126

Total Gross Profit	$14,416,821	$20,475,494

Gross Margin:
Product	79%	96%
Support and service	59%	51%
Total gross margin	71%	84%

Index

Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for a turn-key integrated solution, personnel costs, amortization of purchased and capitalized software, shipping and logistics costs, and share-based compensation expense. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, and share-based compensation expense. Cost of product revenue for the three months ended June 30, 2010 increased $1.9 million, or 300%, to $2.6 million compared with $0.6 million for the same period in 2009. The increase in cost of product revenue was primarily due to the increased hardware costs associated with our new focus in 2010 of selling FalconStor-branded integrated turn-key solutions. Our cost of support and service revenues remained consistent at approximately $3.3 million for both the three months ended June 30, 2010 and 2009.

Total gross profit decreased $6.1 million, or 30%, from $20.5 million for the three months ended June 30, 2009, to $14.4 million for the three months ended June 30, 2010. Total gross margin decreased to 71% for the three months ended June 30, 2010 from 84% for the same period in 2009. The decrease in both our total gross profit and total gross margins for the three months ended June 30, 2010, compared with the same period in 2009, was primarily due to (i) our 17% decline in revenue, and (ii) increased hardware costs associated with our new focus in 2010 of selling FalconStor-branded turn-key integrated solutions. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of revenue for both the three months ended June 30, 2010 and June 30, 2009. Share-based compensation expense included in the cost of support and service revenue decreased to $0.3 million from $0.4 million for the three months ended June 30, 2010 and June 30, 2009, respectively. Share-based compensation expense related to cost of support and service revenue was equal to 1% and 2% of revenue for the three months ended June 30, 2010 and 2009, respectively.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development personnel, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.1 million, or 1%, to $6.6 million for the three months ended June 30, 2010 from $6.7 million in the same period in 2009. The decrease in research and development costs was primarily the result of our cost savings controls and a hiring freeze that was implemented during the second quarter of 2010. While implementing our cost savings initiatives, we ensured that we continued to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and the development of new innovative products, features and options. Share-based compensation expense included in research and development costs was $0.8 million for both the three months ended June 30, 2010 and June 30, 2009. Share-based compensation expense included in research and development costs was equal to 4% of revenue for the three months ended June 30, 2010 and 3% for the same period in 2009.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $0.7 million, or 6%, to $10.4 million for the three months ended June 30, 2010 from $11.1 million for the same period in 2009. The decrease in selling and marketing expenses was primarily due to (i) lower commissions paid as a result of our 17% decline in total revenue, and (ii) cost savings controls and a hiring freeze that was implemented during the second quarter of 2010. Share-based compensation expense included in selling and marketing increased to $0.9 million from $0.8 million for the three months ended June 30, 2010 and 2009, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 4% of revenue for the three months ended June 30, 2010 and 3% for the same period in 2009.

Index

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased $0.1 million, or 3%, to $2.5 million for the three months ended June 30, 2010 from $2.4 million for the same period in 2009. The overall various administrative costs for the three months ended June 30, 2010 remained consistent when compared with the same period in 2009. Share-based compensation expense included in general and administrative expenses totaled $0.3 million for both the three months ended June 30, 2010 and June 30, 2009. Share-based compensation expense included in general and administrative expenses was equal to 2% of revenue for the three months ended June 30, 2010 and 1% for the same period in 2009.

Interest and Other Income

We invest our cash primarily in money market funds, government securities, and corporate bonds. As of June 30, 2010, our cash, cash equivalents, and marketable securities totaled $39.3 million, compared with $38.1 million as of June 30, 2009. Interest and other income decreased $0.2 million to $7,500 for the three months ended June 30, 2010, compared with $0.2 million for the same period in 2009. The decrease in interest and other income was due to foreign currency losses of $0.1 million incurred during the three months ended June 30, 2010, compared with foreign currency gains of $0.1 million for the same period in 2009.

Income Taxes

Our provision for income taxes consists of U.S., state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended June 30, 2010, we recorded an income tax benefit of $1.7 million, compared with an income tax benefit of $0.8 million for the same period in 2009. The increase in the benefit for income taxes was primarily attributable to our pre-tax loss of $5.1 million for the three months ended June 30, 2010, compared with pre-tax income of $0.5 million for the same period in 2009. During the three months ended June 30, 2009, we recorded a discrete benefit of $0.9 million as a result of previously unrecognized tax benefits in connection with our completion of a research and development study.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2009.

Revenues for the six months ended June 30, 2010 decreased 18% to $37.4 million compared with $45.5 million for the six months ended June 30, 2009. Our cost of revenues increased 40% from $7.8 million for the six months ended June 30, 2009 to $11.0 million for the six months ended June 30, 2010. Included in our cost of revenues for the six months ended June 30, 2010 and 2009 was $0.6 million and $0.8 million, respectively, of share-based compensation expense. Our operating expenses increased 5% from $38.2 million for the six months ended June 30, 2009 to $40.0 million for the six months ended June 30, 2010. Included in our operating expenses for the six months ended June 30, 2010 and 2009 was $4.3 million and $3.7 million, respectively, of share-based compensation expense. Net loss for the six months ended June 30, 2010 was $8.9 million, compared with net income of $0.4 million for the six months ended June 30, 2009. Included in our net loss for the six months ended June 30, 2010 was an income tax benefit of $4.8 million compared with an income tax benefit of $1.2 million for the six months ended June 30, 2009. The income tax benefit of $4.8 million, was primarily attributable to the impact of our estimated full year effective tax rate on our pre-tax losses for the six months ended June 30, 2010. The income tax benefit of $1.2 million was primarily attributable to a discrete benefit of $0.9 million related to research and development credits we recognized during the six months ended June 30, 2009.

Index

Our overall 18% decline in revenues was primarily due to a significant decrease in our product revenue. This decline was offset by increases in our support and services revenues for the six months ended June 30, 2010, compared with the same period in 2009. Our product revenues from our non-OEM partners decreased 19%, while our product revenues from our OEM partners decreased by 53%, for the six months ended June 30, 2010, compared with the same period in 2009. The overall decrease in our non-OEM product revenues was primarily attributable to two major factors, (i) the impact of one transaction that accounted for 44% of the total non-OEM product revenue in the second quarter of 2009, and (ii) declines in product revenue derived internationally, which we believe was the result of the ongoing downturn in information technology spending and aggressive pricing concessions offered by larger competitors in the first quarter of 2010 as compared with the same period in 2009. The decrease in our OEM product revenues was primarily attributable to the merger and acquisition activity that commenced during 2009 and that has adversely impacted the revenue we receive from some of our key OEM partners, specifically, EMC and Oracle USA (formerly Sun Microsystems). Historically, both EMC and Sun Microsystems each represented over 10% of our annual revenues. As we have stated over the past several quarters, we do not anticipate that revenues from either OEM partner will return to their historical peaks, which has resulted in our continued and ongoing focus of the non-OEM FalconStor-branded business. However, because of our well-established installed customer base, support and services revenues continued to grow and have not been as significantly impacted by the disruptions in both our OEM and non-OEM channels.

Our operating expenses have increased in all aspects of our business. However, we have implemented expense controls and a hiring freeze, which was implemented during the second quarter of 2010. We have begun to recognize the benefits of these cost savings initiatives but the full impact of these cost savings initiatives have yet to be recognized on a full year basis. Our worldwide headcount was 532 employees as of June 30, 2010, as compared with 533 employees as of June 30, 2009.

Revenues

	Six months ended June 30,
	2010	2009
Revenues:
Product revenue	$22,016,210	$31,689,226
Support and services revenue	15,374,154	13,800,479

Total Revenues	$37,390,364	$45,489,705

Year-over-year percentage growth
Product revenue	-31%	-2%
Support and services revenue	11%	17%

Total percentage growth	-18%	3%

Product revenue

Product revenue decreased 31% from $31.7 million for the six months ended June 30, 2009 to $22.0 million for the six months ended June 30, 2010. Product revenue represented 59% and 70% of our total revenues for the six months ended June 30, 2010 and 2009, respectively. The decrease in product revenue was primarily attributable to a decline of 19% and 53% in product revenue from both our non-OEM partners and our OEM partners, respectively, for the six months ended June 30, 2010, compared with the same period in 2009. The decrease in our non-OEM partner product revenue was primarily due to two major factors, (i) the impact of one transaction that accounted for 44% of the total non-OEM product revenue in the second quarter of 2009, and (ii) declines in product revenue derived internationally, which we believe were the result of the ongoing downturn in information technology spending and of aggressive pricing concessions offered by larger competitors in the first quarter of 2010, compared with the same period in 2009. The decrease in our OEM partner product revenue was primarily attributable to the impact of merger and acquisition activity involving some of our key OEM partners that commenced during 2009. We do not anticipate that revenues from these OEM partners will return to their historical peaks. Product revenue from our non-OEM partners represented 77% and 65% of our total product revenue for the six months ended June 30, 2010 and 2009, respectively.  Product revenue from our OEM partners represented 23% and 35% of our total product revenue for the six months ended June 30, 2010 and 2009, respectively.

Index

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook. We anticipate that our investments in the FalconStor-branded business will result in our non-OEM generated product revenue growing at a greater rate in future years when compared with our OEM generated product revenue.

Support and services revenue

Support and services revenue increased 11% from $13.8 million for the six months ended June 30, 2009 to $15.4 million for the six months ended June 30, 2010.

The increase in support and services revenue was attributable to maintenance and technical support services, which increased from $12.4 million for the six months ended June 30, 2009 to $13.6 million for the same period in 2010. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire.

The increase in support and services revenue was also attributable to our professional services revenue, which increased from $1.4 million for the six months ended June 30, 2009, to $1.8 million for the same period in 2010. Our professional services revenue varies from period to period based upon (i) the number of integrated solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that were completed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our integrated solutions.

Cost of Revenues

	Six months ended June 30,
	2010	2009
Cost of revenues:
Product	$4,059,225	$1,160,001
Support and service	6,916,045	6,677,350
Total cost of revenues	$10,975,270	$7,837,351

Total Gross Profit	$26,415,094	$37,652,354

Gross Margin:
Product	82%	96%
Support and service	55%	52%
Total gross margin	71%	83%

Index

Cost of revenues, gross profit and gross margin

Cost of product revenue for the six months ended June 30, 2010 increased $2.9 million, or 250%, to $4.1 million, compared with $1.2 million for the same period in 2009. The increase in cost of product revenue was primarily due to the increased hardware costs associated with our new focus in 2010 of selling FalconStor-branded integrated turn-key solutions. Our cost of support and service revenues for the six months ended June 30, 2010 increased $0.2 million, or 4%, to $6.9 million, compared with $6.7 million for the same period in 2009.

 Total gross profit decreased $11.2 million, or 30%, from $37.7 million for the six months ended June 30, 2009, to $26.4 million for the six months ended June 30, 2010. Total gross margin decreased to 71% for the six months ended June 30, 2010 from 83% for the same period in 2009. The decrease in both our total gross profit and total gross margins for the six months ended June 30, 2010, compared with the same period in 2009, was primarily due to (i) our 18% decline in revenue, and (ii) increased hardware costs associated with our new focus in 2010 of selling FalconStor-branded turn-key integrated solutions. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of revenue for both the six months ended June 30, 2010 and June 30, 2009. Share-based compensation expense included in the cost of support and service revenue decreased to $0.6 million from $0.8 million for the six months ended June 30, 2010 and June 30, 2009, respectively. Share-based compensation expense related to cost of support and service revenue was equal to 2% of revenue for both the six months ended June 30, 2010 and June 30, 2009.

Operating Expenses

Research and Development Costs

Research and development costs increased $0.8 million, or 6%, to $13.8 million for the six months ended June 30, 2010 from $13.0 million in the same period in 2009. The increase in research and development costs was primarily the result of higher salary and personnel related costs. However, we implemented cost savings initiatives, including a hiring freeze, during the second quarter of 2010. The full impact of these cost savings initiatives has yet to be recognized on a full year basis. While implementing our cost savings initiatives, we ensured that we continued to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core product and the development of new innovative products, features and options. Share-based compensation expense included in research and development costs increased to $1.8 million from $1.5 million for the six months ended June 30, 2010 and 2009, respectively. Share-based compensation expense included in research and development costs was equal to 5% of revenue for the six months ended June 30, 2010 and 3% for the same period in 2009.

Selling and Marketing

Selling and marketing expenses increased $0.8 million, or 4%, to $21.4 million for the six months ended June 30, 2010 from $20.6 million for the same period in 2009. The increase in selling and marketing expenses was primarily due to higher salary and personnel related costs, specifically in support of our non-OEM business. This increase was offset by (i) lower commissions paid as a result of our 18% decline in total revenue, and (ii) cost savings controls and hiring freeze which was implemented during the second quarter of 2010. The full impact of these cost savings initiatives has yet to be recognized on a full year basis. Share-based compensation expense included in selling and marketing increased to $1.9 million from $1.7 million for the six months ended June 30, 2010 and 2009, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 5% of revenue for the six months ended June 30, 2010 and 4% for the same period in 2009.

Index

General and Administrative

General and administrative expenses increased $0.2 million, or 4%, to $4.8 million for the six months ended June 30, 2010 from $4.6 million for the same period in 2009. The increase in general and administrative expenses resulted from increases in various administrative costs including (i) various overhead costs, and (ii) various professional fees. Share-based compensation expense included in general and administrative expenses increased to $0.7 million from $0.5 million for the six months ended June 30, 2010 and 2009, respectively. Share-based compensation expense included in general and administrative expenses was equal to 2% of revenue for the six months ended June 30, 2010 and 1% for the same period in 2009.

Interest and Other Loss

Interest and other loss decreased $0.1 million to ($0.1) million for the six months ended June 30, 2010, compared with ($0.2) million for the same period in 2009. The decrease in interest and other loss was due to foreign currency losses of $0.3 million incurred during the six months ended June 30, 2010, compared with foreign currency loss of $0.5 million for the same period in 2009.

Income Taxes

Our provision for income taxes consists of U.S., state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the six months ended June 30, 2010, we recorded an income tax benefit of $4.8 million, compared with an income tax benefit of $1.2 million for the same period in 2009. The increase in the benefit for income taxes was primarily attributable to our pre-tax loss of $13.7 million for the six months ended June 30, 2010, compared with a pre-tax loss of $0.8 million for the same period in 2009. During the six months ended June 30, 2009, we recorded a discrete benefit of $0.9 million as a result of previously unrecognized tax benefits in connection with our completion of a research and development study. In addition, our estimated full year effective tax rate increased to 35% as of June 30, 2010, compared with 31% as of June 30, 2009.

Critical Accounting Policies and Estimates

 Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, acquisitions, goodwill and other intangible assets, and fair value measurements.

Revenue Recognition. We recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition.  Product revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract, a customer purchase order, and/or a royalty report summarizing software licenses sold for each software license resold by an OEM, distributor or solution provider to an end user. Product fees are fixed and determinable as our standard payment terms range from 30 to 90 days, depending on regional billing practices, and we have not provided any of our customers with extended payment terms. When a customer purchases our integrated solutions and/or licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance for its fair value based on the contractual maintenance renewal rate.

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

Accounting for Share-Based Payments. As discussed further in Note (2) Share-Based Payment Arrangements, to our unaudited condensed consolidated financial statements, we account for share-based awards in accordance with the authoritative guidance issued by the FASB on stock compensation.

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The expected term of the awards issued prior to January 1, 2008, was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107. The estimated expected term of the stock awards issued since January 1, 2008 has been determined pursuant to SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three and six months ended June 30, 2010 and 2009, could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

As of each of June 30, 2010 and December 31, 2009, we had $4.2 million of goodwill.  As of each of June 30, 2010 and December 31, 2009, we had $0.6 million and $0.8 million (net of amortization), respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives, which typically is three years. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of June 30, 2010 and December 31, 2009, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

Index

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using an undiscounted cash flow analysis, a non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant for as of June 30, 2010 and December 31, 2009.

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

Index

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Summary of Significant Accounting Policies – New Accounting Pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
	2010	2009
Cash (used in) provided by:
Operating activities	$(981,509)	$288,792
Investing activities	(3,260,146)	(4,568,420)
Financing activities	662,158	(1,519,484)
Effect of exchange rate changes	(263,734)	(473,463)

Net decrease in cash and cash equivalents	$(3,843,231)	$(6,272,575)

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents, and marketable securities balances as of June 30, 2010 totaled $39.3 million, compared with $41.8 million as of December 31, 2009. Cash and cash equivalents totaled $11.9 million and marketable securities totaled $27.4 million at June 30, 2010. As of December 31, 2009, we had $15.8 million in cash and cash equivalents and $26.0 million in marketable securities.

During the second quarter of 2010, we implemented cost savings initiatives and a hiring freeze in response to the operating losses we incurred during 2010. We expect that these initiatives will help to bring our expense structure in line with our current revenue levels and provide a positive impact on our operating results. We will continue to make investments in capital expenditures and we will continue to evaluate the appropriate levels of our headcount. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may continue to use our cash for these purposes. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such acquisitions.

We currently do not have any debt and our only significant commitments are related to our office leases.

At various times from October 2001 through February 2009 our Board of Directors has authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. We did not repurchase any of our outstanding common stock during the six months ended June 30, 2010. During the six months ended June 30, 2009, we repurchased 566,885 shares at an aggregate purchase price of $1.5 million. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. As of June 30, 2010, we had the authority to repurchase an additional 5,994,765 shares of our common stock based upon our judgment and market conditions. See Note (8) Stockholders’ Equity to our unaudited condensed consolidated financial statements for further information.

Index

Net cash used in operating activities totaled $1.0 million, compared with net cash provided by operating activities of $0.3 million for the six months ended June 30, 2009. The decrease in net cash provided by operating activities during the six months ended June 30, 2010, compared with the same period in 2009, was the result of our net loss of $8.9 million compared with net income of $0.4 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to provisions for doubtful accounts and deferred income taxes; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, income taxes receivable, inventory, accounts payable and deferred revenues. In addition, net cash provided by operating activities was impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options. Based upon the authoritative guidance issued by the FASB on stock compensation, tax benefits relating to excess stock-based compensation deductions are to be presented as cash outflows from operating activities. We recognized tax benefits related to share-based compensation deductions of $0.4 million for the six months ended June 30, 2010. There were no adjustments for the impact of non-cash income tax benefits for the six months ended June 30, 2009.

Net cash used in investing activities was $3.3 million and $4.6 million for the six months ended June 30, 2010 and June 30, 2009, respectively. Included in investing activities for both the six months ended June 30, 2010 and June 30, 2009, are the sales and purchases of our marketable securities. These represent the sales, maturities and reinvestment of our marketable securities. The net cash provided by investing activities from the net sales (purchases) of securities was ($1.4) million for the six months ended June 30, 2010, and ($1.6) million for the same period in 2009. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $1.8 million for the six months ended June 30, 2010 and $1.9 million for the same period in 2009. The cash used to purchase software licenses was $1.0 million for the six months ended June 30, 2009. We did not purchase any software licenses during the six months ended June 30, 2010. We continually evaluate potential software license purchases and acquisitions, and we may continue to make such investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures as we continue to invest in our infrastructure.

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2010, compared with net cash used in financing activities of $1.5 million for the same period in 2009. Cash outflows from financing activities result from the repurchase of our outstanding common stock. During the six months ended June 30, 2009, we repurchased 566,885 shares of our common stock at an aggregate purchase price of $1.5 million. We did not repurchase any shares of our common stock during the six months ended June 30, 2010. Cash inflows from financing activities primarily result from the proceeds received from the exercise of stock options. During the six months ended June 30, 2010, we received proceeds from the exercise of stock options of $0.2 million. We received insignificant proceeds from the exercise of stock options during the six months ended June 30, 2009.  Based upon the authoritative guidance issued by the FASB on stock compensation, tax benefits relating to excess stock-based compensation deductions are to be presented as cash inflows from financing activities. We recognized tax benefits related to share-based compensation deductions of $0.4 million for the six months ended June 30, 2010. There were no adjustments for the impact of non-cash income tax benefits for the six months ended June 30, 2009.

As discussed in Note (4), Fair Value Measurements, to our unaudited condensed consolidated financial statements, we utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we held as of June 30, 2010 and December 31, 2009.

As of both June 30, 2010 and December 31, 2009, $1.4 million (at par value), of our investments was comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. Commencing in the first quarter of 2008, and continuing into 2010, we began experiencing failed auctions on our auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 - 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our unaudited condensed consolidated balance sheet at both June 30, 2010 and December 31, 2009.

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

As of June 30, 2010, we recorded $40,000 cumulatively as an other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $279,922 in accumulated other comprehensive loss. As of December 31, 2009, we recorded $40,000 cumulatively as an other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $282,534 in accumulated other comprehensive loss. We believe that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, we will record a charge to earnings in the period of determination.

Our holdings of auction rate securities (at par value) represented approximately 4% and 3% of our cash, cash equivalents, and marketable securities balance as of June 30, 2010 and December 31, 2009, respectively, which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the decline in fair value deemed to be temporary is primarily due to liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

We currently do not have any debt and our only material cash commitments are related to our office leases. We have an operating lease covering our corporate office facility that expires in February 2012. We also have several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2010 through 2012. Refer to Note (9) Commitments and Contingencies to our unaudited condensed consolidated financial statements.

We believe that our current balance of cash, cash equivalents and marketable securities, and expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

As of June 30, 2010 and December 31, 2009, we had no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $39.3 million as of June 30, 2010. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 25% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at June 30, 2010.

Index

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the six months ended June 30, 2010 and 2009, approximately 40% and 41%, respectively, of our sales were from outside the United States. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. dollar versus the Euro, Japanese yen, the New Taiwanese Dollar, Korean won, and to a lesser extent the Canadian dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the remeasurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at June 30, 2010, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $0.9 million. Commencing in the second quarter of 2009, we began entering into foreign currency hedges to minimize our exposure to changes in certain foreign currency exchange rates on the balance sheet. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency. Refer to Note (7) Derivative Financial Instruments, to our unaudited condensed consolidated financial statements.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal controls over financial reporting occurred during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Index

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

Our revenues from certain key customers have been declining and there is no guarantee that we will be able to replace it.

For the past several years, one or more customers usually accounted for 10% or more of our total revenues during each fiscal quarter and for each fiscal year. For the three months ended June 30, 2010, EMC accounted for 10% or more of our total revenues.

While we believe that we will continue to receive revenue from EMC, we do not believe that EMC will provide 10% or more of our revenues at any point going forward.

Revenue from Oracle USA (formerly Sun Microsystems), which for the past few years provided 10% or more of our annual revenue, has also declined. While our contract with Sun has not been terminated by Oracle USA, we currently have no expectation of continued meaningful revenues from Oracle USA.

We are attempting to replace the revenue we formerly received from EMC and Oracle USA with revenue from other partners and from our FalconStor-branded solutions, but there is no guarantee that we will be able to replace all of this revenue.

Our increased emphasis on sales of turn-key appliances may not be successful and exposes us to supply, inventory and support risks.

We have begun to emphasize sales of turn-key appliances.  These appliances consist of our branded software loaded onto industry standard hardware.  In some instances, the hardware, while purchased from third parties, is FalconStor branded.  There can be no guarantee that we will be more successful selling these appliances than we have been selling software-only solutions.

In addition, the increased emphasis on appliances creates the following additional risks:

•
Supply.  We are dependent on third parties for the supply of the hardware. If we cannot obtain adequate supplies of the hardware, we could lose sales and revenues. If our hardware suppliers discontinue certain models, our sales could be disrupted while we find and certify replacement models. If customer orders exceed our expectations, we may not be able to deliver all of the appliances to meet those orders in a particular quarter.

•
Inventory.  In order to mitigate supply issues, we maintain an inventory of appliances. We spend money on this inventory in advance of customer orders. This is money that could have been used for other purposes or that could have been invested. If the inventory is inadequate, we may lose sales or not be able to fulfill orders in a particular quarter. If the inventory is excessive, we could end up with obsolete hardware for which we have paid and for which we are unable to find buyers, leaving us with a loss.

•
Support.  While our suppliers are responsible for providing us with support for their hardware, our customers look to us for support of the entire appliance. We are responsible for coordinating all support for the appliance, whether the problem relates to the software or to the hardware. This increases the burden on our support group and may require us to hire additional support personnel.

Index

Our margins have been and will continue to be impacted by our emphasis on FalconStor branded appliances and the decrease in our OEM sales.

The shift in emphasis from sales of software licenses to sales of turn-key appliances has hurt our profit margins.

Once software is developed, the cost of licensing each individual copy of the software is lower than the cost of selling an appliance. In addition to the costs associated with licensing software, on sales of appliances we incur the cost of the hardware itself on the sale of an appliance. Margins on hardware sales are typically quite small, so the overall margin on the sale of an appliance is lower than on the sale of a license to stand-alone software.

Software license sales to OEMs typically have the highest margins, because there are no salespeople to be compensated, support costs are typically lower, and marketing expenses are minimal. Sales of FalconStor-branded appliances and software require us to compensate salespeople, to provide support to customers and to market the products, all of which reduce our profit margins.

We have had two consecutive quarters of losses and there is no guarantee that we will return to profitability.

We have incurred losses in both the first and the second quarters of 2010. While we have taken steps to try reduce or eliminate the losses – such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products – there is no guarantee that we will be successful and return to profitability. As of June 30, 2010, we had over $39 million in cash, cash equivalents and marketable securities, but we have had negative cash flow the past two quarters.

In addition, if we do not return to profitability in a timely manner, then we may not be able to realize the value of our deferred tax assets and we may have to record a valuation allowance for these assets.

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of June 30, 2010, we had options to purchase 12,352,006 shares of our common stock outstanding, and we had an aggregate of 980,421 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $5.23 per share. We also had 853,729 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted (excluding an additional 1,808,729 shares of common stock reserved for issuance under the 2006 Plan as of July 1, 2010.). In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (2) Share-Based Payment Arrangements to our unaudited condensed consolidated financial statements.

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

Index

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended June 30, 2010, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $2.58 and $5.57 per share. The market price of our common stock may be significantly affected by the following factors:

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

August 6, 2010