Form 10-Q
period 2010-09-30
FALCONSTOR SOFTWARE INC
filed 2010-11-15
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

The number of shares of Common Stock outstanding as of November 5, 2010 was 46,091,068

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

Index

PART I.    FINANCIAL INFORMATION
Item 1.  Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,808,032	$15,752,528
Marketable securities	23,952,698	24,952,966
Accounts receivable, net of allowances of $5,652,038 and $7,503,338, respectively	19,177,614	24,948,261
Prepaid expenses and other current assets	1,721,781	1,556,787
Income tax receivable	515,082	830,816
Inventory	2,049,972	329,657
Deferred tax assets, net.	-	4,320,773
Total current assets	56,225,179	72,691,788

Property and equipment, net of accumulated depreciation of $20,931,632 and $17,380,681, respectively	6,120,576	7,601,727
Long-term marketable securities	1,087,313	1,077,466
Deferred tax assets, net.	85,918	9,698,859
Other assets, net	2,425,569	2,958,229
Goodwill	4,150,339	4,150,339
Other intangible assets, net	475,470	823,416

Total assets	$70,570,364	$99,001,824

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,188,625	$1,570,190
Accrued expenses	8,227,244	8,454,743
Deferred revenue, net	15,233,041	16,570,076
Total current liabilities	24,648,910	26,595,009

Other long-term liabilities	2,422,714	608,907
Deferred revenue, net	5,243,547	5,644,994

Total liabilities	32,315,171	32,848,910

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 54,006,184 and 52,389,028 shares issued, respectively and 46,000,949 and 44,383,793 shares outstanding, respectively	54,006	52,389
Additional paid-in capital	149,338,042	141,726,802
Accumulated deficit	(62,504,284)	(27,181,894)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,716,232)	(1,528,044)

Total stockholders' equity	38,255,193	66,152,914
Total liabilities and stockholders' equity	$70,570,364	$99,001,824

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Product revenues	$11,366,493	$14,397,983	$33,382,701	$46,087,209
Support and services revenues	7,609,339	7,142,186	22,983,495	20,942,665
	18,975,832	21,540,169	56,366,196	67,029,874
Cost of revenues:
Product	2,120,727	855,566	6,179,952	2,015,567
Support and service	3,104,108	3,456,215	10,020,153	10,133,565
Total cost of revenues	5,224,835	4,311,781	16,200,105	12,149,132

Gross profit	$13,750,997	$17,228,388	$40,166,091	$54,880,742

Operating expenses:
Research and development costs	6,445,992	6,911,215	20,211,811	19,890,526
Selling and marketing	9,724,007	10,391,931	31,165,975	31,023,224
General and administrative	2,403,954	2,388,860	7,217,428	6,996,357
Total operating expenses	18,573,953	19,692,006	58,595,214	57,910,107
Operating loss	(4,822,956)	(2,463,618)	(18,429,123)	(3,029,365)

Interest and other income, net	205,518	239,516	103,077	18,811

Loss before income taxes	(4,617,438)	(2,224,102)	(18,326,046)	(3,010,554)

Provision (benefit) for income taxes	21,799,389	(192,697)	16,996,344	(1,394,902)

Net loss	$(26,416,827)	$(2,031,405)	$(35,322,390)	$(1,615,652)

Basic net loss per share	$(0.58)	$(0.05)	$(0.78)	$(0.04)

Diluted net loss per share	$(0.58)	$(0.05)	$(0.78)	$(0.04)

Weighted average basic shares outstanding	45,836,621	44,803,379	45,367,998	44,812,807

Weighted average diluted shares outstanding	45,836,621	45,803,379	45,367,998	44,812,807

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(35,322,390)	$(1,615,652)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,354,931	4,351,078
Share-based payment compensation	6,393,806	6,448,603
Non-cash professional services expenses	776,811	263,946
Realized (gain) loss on marketable securities	(7,319)	27,920
Deferred tax asset valuation allowance	16,278,521	-
Provision for returns and doubtful accounts	2,281,695	2,190,479
Deferred income tax provision	(2,348,722)	(1,523,285)
Changes in operating assets and liabilities:
Accounts receivable	3,479,636	1,861,747
Prepaid expenses and other current assets	(23,459)	154,291
Income tax receivable	315,734	-
Inventory	(1,720,315)	(20,552)
Other assets	156,791	(82,721)
Accounts payable	(374,066)	309,201
Accrued expenses and other liabilities	1,609,415	(528,522)
Deferred revenue	(1,737,518)	(1,906,399)

Net cash (used in) provided by operating activities	(5,886,449)	9,930,134

Cash flows from investing activities:
Sale of marketable securities	18,956,114	17,653,276
Purchase of marketable securities	(18,052,117)	(20,841,595)
Purchase of property and equipment	(2,024,786)	(2,763,391)
Purchase of software license	-	(950,000)
Capitalized software development costs	-	(80,703)
Security deposits	9,081	(30,774)
Purchase of intangible assets	(81,688)	(50,027)

Net cash used in investing activities	(1,193,396)	(7,063,214)

Cash flows from financing activities:
Payments to acquire treasury stock	-	(1,526,124)
Proceeds from exercise of stock options	378,559	11,280

Net cash provided by (used in) financing activities	378,559	(1,514,844)

Effect of exchange rate changes on cash and cash equivalents	(243,210)	(477,410)

Net (decrease) increase in cash and cash equivalents	(6,944,496)	874,666

Cash and cash equivalents, beginning of period	15,752,528	22,364,235

Cash and cash equivalents, end of period	$8,808,032	$23,238,901

Cash paid for income taxes	$79,441	$130,125

The Company did not pay any interest for the nine months ended September 30, 2010 and 2009.

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

Index

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2010, and the results of its operations for the three and nine months ended September 30, 2010 and 2009. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

(f)  Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of September 30, 2010 and December 31, 2009, the Company’s cash equivalents consisted of money market funds, corporate bonds and government securities. At September 30, 2010 and December 31, 2009, the fair value of the Company’s cash equivalents amounted to approximately $5.0 million and $8.8 million, respectively. As of September 30, 2010 and December 31, 2009, the Company’s marketable securities consisted of corporate bonds, auction rate securities, and government securities. As of September 30, 2010 and December 31, 2009, the fair value of the Company’s current marketable securities was approximately $24.0 million and $25.0 million, respectively. In addition, as of both September 30, 2010 and December 31, 2009, the Company had an additional $1.1 million of long-term marketable securities that required a higher level of judgment to determine the fair value. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded within interest and other loss, net in the condensed consolidated statement of operations. See Note (5) Marketable Securities for additional information.

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

As of both September 30, 2010 and December 31, 2009, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated book value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

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

Index

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

The Company has entered into various distribution, licensing and joint promotion agreements with OEMs and distributors, whereby the Company has provided to the reseller a non-exclusive software license to install the Company’s software on certain hardware or to resell the Company’s software in exchange for payments based on the products distributed by the OEM or distributor. Such payments from the OEM or distributor are recognized as revenue in the period reported by the OEM or distributor

For the three months ended September 30, 2010, the Company did not have any customers who accounted for 10% or more of total revenues. For the three months ended September 30, 2009, the Company had two customers that together accounted for 29% of revenues. As of each of September 30, 2010 and December 31, 2009, the Company did not have any customers that accounted for 10% or more of the accounts receivable balance for each of the respective periods.

(i)  Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). For the three months ended September 30, 2010 and 2009, depreciation expense was $1,103,009 and $1,162,155, respectively.  For the nine months ended September 30, 2010 and 2009, depreciation expense was $3,513,593 and $3,442,954, respectively. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

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

For the three months ended September 30, 2010 and 2009, amortization expense was $140,954 and $158,581, respectively. For the nine months ended September 30, 2010 and 2009, amortization expense was $429,635 and $486,301, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of September 30, 2010 and December 31, 2009 are as follows:

Index

	September 30, 2010	December 31, 2009
Goodwill:	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$2,851,437	$2,769,748
Accumulated amortization	(2,375,967)	(1,946,332)
Net carrying amount	$475,470	$823,416

(k)  Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the products estimated life, typically three years, or the ratio of current revenue of the related products to total current and anticipated future revenue of these products. During the nine months ended September 30, 2009, the Company capitalized approximately $81,000 related to software development projects. The Company did not capitalize any software development costs during the nine months ended September 30, 2010. During both the three months ended September 30, 2010 and 2009, the Company recorded $6,725 of amortization expense related to capitalized software costs. During the nine months ended September 30, 2010 and 2009, the Company recorded $20,175 and $13,450, respectively, of amortization expense related to capitalized software costs.

Purchased software technology net carrying value of $118,750 and $510,000, after accumulated amortization of $6,208,681and $5,817,431, is included within other assets in the unaudited condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, respectively. Amortization expense was $124,028 and $134,468 for the three months ended September 30, 2010 and 2009, respectively. Amortization expense was $391,528 and $408,373 for the nine months ended September 30, 2010 and 2009, respectively. Amortization of purchased software technology is recorded at the greater of the straight line basis over the products estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

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

Index

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

During the three months ended September 30, 2010 and 2009, foreign currency transactional gain totaled approximately $107,000 and $98,000, respectively. During the nine months ended September 30, 2010 and 2009, foreign currency transactional loss totaled approximately $176,000 and $421,000, respectively. The aforementioned foreign currency transactional results are net of the foreign currency forward contracts utilized by the Company as part of the management program to reduce the volatility in earnings caused by exchange rate fluctuations.  See Note (7) Derivative Financial Instruments for additional information.

(p)  Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents. Due to the net loss for both the three and nine months ended September 30, 2010, all common stock equivalents of 13,066,077 were excluded from diluted net loss per share because they were anti-dilutive. Due to the net loss for both the three and nine months ended September 30, 2009, all common stock equivalents of 13,056,165 were excluded from diluted net loss per share because they were anti-dilutive. As of September 30, 2010 and 2009, potentially dilutive common stock equivalents included 13,066,077 and 13,056,165, respectively, attributable to stock option awards, restricted stock awards and restricted stock unit awards outstanding.

Index

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(26,416,827)	45,836,621	$(0.58)	$(2,031,405)	44,803,379	$(0.05)

Effect of dilutive securities:
Stock options and
restricted stock		-			-

Diluted EPS	$(26,416,827)	45,836,621	$(0.58)	$(2,031,405)	44,803,379	$(0.05)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(35,322,390)	45,367,998	$(0.78)	$(1,615,652)	44,812,807	$(0.04)

Effect of dilutive securities:
Stock options and
restricted stock		-			-

Diluted EPS	$(35,322,390)	45,367,998	$(0.78)	$(1,615,652)	44,812,807	$(0.04)

(q)  Investments

As of both September 30, 2010 and December 31, 2009, the Company maintained certain cost-method investments aggregating $973,965, which are included within other assets, net in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2010 and 2009, the Company did not recognize any impairment charges related to any of its cost-method investments.

(r)  Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

(s)  New Accounting Pronouncements

In January 2010, the FASB issued authoritative guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance was effective for the Company beginning with its first quarter of 2010, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The adoption of this authoritative guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

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

Index

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

(2)  Share-Based Payment Arrangements

On May 6, 2010, the Company’s stockholders adopted the FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan (the “2010 Plan”). The 2010 Plan is administered by the Board of Directors and provides for the issuance of up to 400,000 shares of Company common stock upon the vesting of options or upon the grant of shares with such restrictions as determined by the Board of Directors to the non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. Shares of restricted stock have the terms and conditions set by the Board of Directors and are forfeitable until the terms of the grant have been satisfied.

The following table summarizes the plans under which the Company was able to grant equity compensation as of September 30, 2010:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares

FalconStor Software, Inc., 2006 Incentive Stock Plan	9,928,114	2,034,873	6,450,623	May 17, 2016

FalconStor Software, Inc., 2010 Outside Directors Equity	400,000	380,000	20,000	May 8, 2020
Compensation Plan

On July 1, 2010, the total shares available for issuance under the FalconStor Software, Inc., 2006 Incentive Stock Plan (the “2006 Plan”) totaled 2,282,458. Pursuant to the 2006 Plan, if, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2006 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2010, the total number of outstanding shares of the Company’s common stock totaled 45,649,155. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan increased by 1,808,729 shares to 2,282,458 shares available for issuance as of July 1, 2010.

The following table summarizes the plans which have expired but still have equity awards outstanding as of September 30, 2010:

	Shares Available	Shares
Name of Plan	for Grant	Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	--	5,994,454

1994 Outside Directors Stock Option Plan	--	125,500

2004 Outside Directors Stock Option Plan	--	250,000

FalconStor Software, Inc., 2007 Outside Directors Equity	--	225,500
Compensation Plan

Options granted under all of the Company’s Plans have terms of ten years.

Index

The following table summarizes stock option activity during the nine months ended September 30, 2010:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2009	12,538,338	$5.51

Granted	611,000	$3.93
Exercised	(617,755)	$0.35
Canceled	(23,250)	$7.31
Forfeited	(82,650)	$4.06

Options Outstanding at March 31, 2010	12,425,683	$5.69	6.53	$3,869,375

Granted	184,000	$3.00
Exercised	(75,455)	$0.45
Canceled	(95,026)	$9.55
Forfeited	(87,196)	$6.41

Options Outstanding at June 30, 2010	12,352,006	$5.65	6.35	$1,145,147

Granted	577,000	$3.11
Exercised	(128,004)	$1.01
Canceled	(218,600)	$6.44
Forfeited	(410,491)	$3.98

Options Outstanding at September 30, 2010	12,171,911	$5.62	6.21	$2,054,596

Options Exercisable at September 30, 2010	7,605,822	$6.61	4.69	$821,411

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the three months ended September 30, 2010 and 2009 was $129,216 and $4,640, respectively. The total cash received from stock option exercises for the nine months ended September 30, 2010 and 2009 was $378,559 and $11,280, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2010 and 2009 was $296,722 and $67,754 respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 and 2009 was $2,712,673 and $111,536, respectively.

Index

The Company recognized share-based compensation expense for all awards issued under the Company’s stock option plans in the following line items in the condensed consolidated statements of operations:

	Three months ended September 30,
	2010	2009
Cost of revenues - product	$9,755	$7,086
Cost of revenues - support and service	277,839	397,414
Research and development costs	680,179	813,929
Selling and marketing	978,559	731,571
General and administrative	251,615	291,792

	$2,197,947	$2,241,792

	Nine months ended September 30,
	2010	2009
Cost of revenues - product	$23,696	$21,027
Cost of revenues - support and service	887,930	1,149,568
Research and development costs	2,480,509	2,281,750
Selling and marketing	2,875,275	2,425,043
General and administrative	903,207	835,161

	$7,170,617	$6,712,549

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

	Three months ended September 30,
	2010	2009
Outside directors, officers and employees	$673,891	$825,098
Non-employee consultants	159,263	16,809

	$833,154	$841,907

	Nine months ended September 30,
	2010	2009
Outside directors, officers and employees	$2,106,285	$2,172,073
Non-employee consultants	759,603	92,102

	$2,865,888	$2,264,175

As of September 30, 2010, an aggregate of 2,637,389 shares of restricted stock had been issued, of which, 1,374,572 had vested and 413,886 had been canceled. As of September 30, 2009, an aggregate of 2,099,080 shares of restricted stock had been issued, of which, 573,655 had vested and 390,500 had been canceled.

As of September 30, 2010, an aggregate of 90,412 restricted stock units had been issued, of which 43,795 had vested and 1,382 had been canceled. As of September 30, 2009, an aggregate of 90,412 restricted stock units had been issued, of which none had vested or been canceled.

Index

The following table summarizes restricted stock and restricted stock units activity during the nine months ended September 30, 2010:

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2009	1,253,661

Granted	169,661
Vested	(395,313)
Forfeited	(5,388)

Non-Vested at March 31, 2010	1,022,621

Granted	144,639
Vested	(176,839)
Forfeited	(10,000)

Non-Vested at June 30, 2010	980,421

Granted	144,235
Vested	(223,790)
Forfeited	(6,700)

Non-Vested at September 30, 2010	894,166

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the three months ended September 30, 2010 and 2009 was $677,307 and $967,245, respectively. The total intrinsic value of restricted stock for which the restrictions lapsed during the nine months ended September 30, 2010 and 2009 was $2,745,484 and $1,214,887, respectively.

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

	Three months ended September 30,
	2010	2009
Non-qualified stock options	$41,981	$49,869
Restricted stock awards	159,263	16,809

	$201,244	$66,678

	Nine months ended September 30,
	2010	2009
Non-qualified stock options	$17,208	$171,844
Restricted stock awards	759,603	92,102

	$776,811	$263,946

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

As of September 30, 2010, there was approximately $6,875,601 of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s equity plans.

(3)  Income Taxes

The Company’s provision for income taxes consists of U.S., state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year.  The Company’s 2010 annual effective tax rate (excluding discrete items) is estimated to be approximately (4.3) % based upon our anticipated results both in the U.S. and in its foreign subsidiaries.

For the nine months ended September 30, 2010, the Company recorded an income tax provision of $17.0 million. During the third quarter of 2010, the Company concluded that it could no longer realize its domestic deferred tax assets on a more-likely-than-not basis. As a result, the income tax provision for the nine months ended September 30, 2010 does not provide any tax benefit for the current year domestic pre-tax loss and includes a discrete item of $16.2 million related to an increase in a valuation allowance for the deferred tax assets previously recognized.

For the nine months ended September 30, 2009, the Company recorded an income tax benefit of $1.4.  The income tax benefit for the nine months ended September 30, 2009 included: (i) a discrete tax benefit of $0.9 million as a result of its previously unrecognized tax benefits in connection with the Company’s completion of a research and development study finalized during the second quarter of 2009, and (ii) an overall decrease in the forecasted full year pre-tax income and the tax impact of certain non-deductible share based compensation expenses for income tax purposes expected to occur.

The Company’s total unrecognized tax benefits as of September 30, 2010 and December 31, 2009 were approximately $5.1 million and $4.7 million, respectively, which if recognized, would affect the Company’s effective tax rate. As of September 30, 2010 and December 31, 2009, the Company had recorded an aggregate of approximately $107,000 and $85,000, respectively, of accrued interest and penalties.

Index

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

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at September 30, 2010 and December 31, 2009 totaled $3.3 million and $6.4 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category at September 30, 2010 and December 31, 2009 includes government securities and corporate debt securities totaling $25.6 million and $27.3 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes auction rate securities, which as of each September 30, 2010 and December 31, 2009 totaled $1.1 million, which are included within long-term marketable securities in the condensed consolidated balance sheets.

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

As of each of September 30, 2010 and December 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. However, due to events in the U.S. credit markets, the auction events for these securities held by the Company failed commencing in the first quarter of 2008, and continued to fail into 2010. Therefore, the fair values of these securities are estimated utilizing a discounted cash flow analysis and other type of valuation model. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

Index

As of September 30, 2010, the Company recorded $40,000 cumulatively as an other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $272,687 in accumulated other comprehensive loss. As of December 31, 2009, the Company had recorded $40,000 cumulatively as an other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $282,534 in accumulated other comprehensive loss. The Company believes that the temporary declines in fair value are primarily due to liquidity concerns and not to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, the Company will record a charge to earnings in the period of determination.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at September 30, 2010:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$3,301,518	$3,301,518	$-	$-
Corporate debt and government securities	1,679,962	-	1,679,962	-
Total cash equivalents	4,981,480	3,301,518	1,679,962	-

Marketable securities:
Corporate debt and government securities	23,952,698	-	23,952,698	-
Auction rate securities	1,087,313	-	-	1,087,313
Total marketable securities	25,040,011	-	23,952,698	1,087,313

Total assets measured at fair value	$30,021,491	$3,301,518	$25,632,660	$1,087,313

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2009:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$6,405,104	$6,405,104	$-	$-
Corporate debt and government securities	2,372,660	-	2,372,660	-
Total cash equivalents	8,777,764	6,405,104	2,372,660	-

Marketable securities:
Corporate debt and government securities	24,952,966	-	24,952,966	-
Auction rate securities	1,077,466	-	-	1,077,466
Total marketable securities	26,030,432	-	24,952,966	1,077,466

Total assets measured at fair value	$34,808,196	$6,405,104	$27,325,626	$1,077,466

Index

The Company’s valuation methodology for auction rate securities includes a discounted cash flow analysis and other types of valuation models. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of January 1st through September 30th of each of the respective years:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Auction Rate Securities

	September 30, 2010	September 30, 2009
Beginning Balance	$1,077,466	$1,166,945
Total unrealized gains in accumulated
other comprehensive loss	9,847	17,257
Total realized losses in other income	-	(40,000)
Ending Balance	$1,087,313	$1,144,202

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

The cost and fair values of the Company’s available-for-sale marketable securities as of September 30, 2010, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)

Auction rate securities	$1,087,313	$1,360,000	$(272,687)

Government securities	17,364,848	17,353,541	11,307

Corporate debt securities	6,587,850	6,628,873	(41,023)

	$25,040,011	$25,342,414	$(302,403)

Index

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2009, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)

Auction rate securities	$1,077,466	$1,360,000	$(282,534)

Government securities	18,494,044	18,440,506	53,538

Corporate debt securities	6,458,922	6,438,616	20,306

	$26,030,432	$26,239,122	$(208,690)

(6)  Inventories

Inventories consist of component materials and finished systems. Component material consists of certain key replacement parts for the finished systems. Inventories are as follows:

	As of
	September 30,	December 31,
	2010	2009

Component materials	$202,334	$60,545
Finished systems	1,847,638	269,112

Total Inventory	$2,049,972	$329,657

As of September 30, 2010 and December 31, 2009, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

(7)  Derivative Financial Instruments

The Company commenced the use of derivative financial instruments during the second quarter of 2009 and continued to use such derivative financial instruments, such as foreign currency forward contracts, as economic hedges to reduce exchange rate risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (i.e., receivables and payables).  The purpose of the Company’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  In accordance with the authoritative guidance issued by the FASB on derivatives and hedging, companies are required to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the condensed consolidated balance sheets. The Company’s derivative instruments do not meet the criteria for hedge accounting within the authoritative guidance. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the condensed consolidated statements of operations within interest and other loss, net in the period in which they occur. The Company does not use derivative financial instruments for trading or speculative purposes.

Index

As of September 30, 2010, the Company had no foreign currency forward contracts outstanding. During the three and nine months ended September 30, 2010, the Company recorded approximately ($0.6) million and $0.1 million, respectively, of (losses) gains related to its foreign currency forward contracts. During the three and nine months ended September 30, 2009, the Company recorded approximately ($0.4) million and $0.7 million, respectively, of (losses) gains related to its foreign currency forward contracts. The Company did not utilize foreign currency forward contracts during the first quarter of 2009.

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

The Company did not repurchase any shares of its common stock during the three and nine months ended September 30, 2010. During the three months ended September 30, 2009, the Company did not repurchase any of its common stock. During the nine months ended September 30, 2009, the Company repurchased 566,885 shares of its common stock in open market purchases for a total cost of $1,526,124. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339. As of September 30, 2010, the Company had the authorization to repurchase an additional 5,994,765 shares of its common stock based upon its judgment and market conditions.

(9)  Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in February 2012. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2010 through 2013. The following is a schedule of future minimum lease payments for all operating leases as of September 30, 2010:

2010	$714,728
2011	2,213,052
2012	714,181
2013	86,020
$3,727,981

(10)  Litigation

On September 29, 2010, the Company announced that it had accepted the resignation of ReiJane Huai, its President and Chief Executive Officer, and the Chairman of its Board of Directors, following his disclosure to the Company that certain improper payments allegedly were made in connection with the Company’s licensing of software to one customer. At the same time, the Company announced that it was cooperating fully with law enforcement authorities with respect to an ongoing investigation into the matter, that it had formed a Special Committee of the Board to conduct a full internal investigation, and that the Special Committee had retained counsel to assist it in its investigation. In addition, the counsel to the Special Committee retained independent forensic accountants to review the Company’s practices.  On November 10, 2010, counsel retained to assist with the internal investigation presented its report to the Special Committee.

Index

Initially, the New York County District Attorney’s Office commenced an investigation but thereafter, for reasons unknown to the Company, ceased its investigation.  Separately, the U.S. Attorney’s Office for the Eastern District of New York (“USAO”) and the U.S. Securities and Exchange Commission (“SEC”) each commenced investigations.

In October, 2010, in connection with the USAO investigation, the Company received a grand jury subpoena seeking all documents relating to the Company’s September 29, 2010, disclosure of the improper payments. In addition, the Company received a document request from the USAO seeking, among other things, documents relating to certain of the Company’s employees and other information about the Company.

Also in October 2010, the Company received a subpoena from the SEC seeking, among other things, documentation relating to the Company’s dealings with the customer in connection with whose licensing of software  improper payments were made and documentation relating to certain of the Company’s accounting practices.

The Company is cooperating fully with the investigations of both the USAO and the SEC and has produced documents responsive to both subpoenas and the additional document request. The Company intends to produce more documentation and to cooperate fully with both investigations.

The Company cannot predict the scope, timing, or outcome of the USAO and SEC investigations and other matters referred to herein, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government contracts, and other remedies and sanctions, any of which could lead to an adverse impact on our credit ratings and ability to obtain financing, an adverse impact on the Company’s stock price, loss of additional senior management, the inability to attract or retain key employees, and the loss of customers. In addition, under the law, any illegal acts of the Company’s employees may be ascribed to the Company. The Company cannot predict what impact, if any, these matters may have on its business, financial condition, results of operations, and liquidity.

Stockholder Litigation

In October 2010, two purported securities class actions (the “Actions”) were filed in the United States District Court for the Eastern District of New York on behalf of purchasers of the common stock of the Company between February 5, 2009 and September 29, 2010.  The two Actions contain substantially similar allegations and causes of actions. The complaint in each of the Actions name as defendants the Company and Mr. Huai, as well as Wayne Lam an officer of the Company and James Weber the Company’s Chief Financial Officer and interim Chief Operating Officer. The complaints in each of the actions allege that the defendants made a series of materially false and misleading statements related to the Company’s business and operations in violation of the Securities Exchange Act of 1934. The following adverse facts are alleged: (i) that FalconStor was experiencing weak demand for its products and services; (ii) that FalconStor was making improper payments to secure a contract with at least one of its customers; and (iii) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about FalconStor and its prospects. The plaintiffs in each Action seek damages from the defendants. On November 1, 2010, the parties to one of the two Actions entered into a stipulation setting forth a schedule for an amended complaint and an answer or other response thereto. On November 3, 2010, the Actions were consolidated before Judge Edward R. Korman.  The Company believes it has meritorious defenses to some or all of the claims of the Actions as filed and intends to file a motion to dismiss.

The Actions have now been consolidated and the Company anticipates that it will be receiving an amended complaint. The Company is thus unable to determine what claims will ultimately be asserted.  In addition key issues such as whether a class will be certified and, if so, who the members of the class will be and what time period the class will cover, have not yet been determined. The Company is therefore unable to estimate reasonably its exposure for the Actions.

Index

The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results.

(11)  Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three and nine months ended September 30, 2010 and 2009, and the location of long-lived assets as of September 30, 2010 and December 31, 2009, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
United States	$9,657,208	$12,714,001	$32,152,702	$39,510,301

Asia	4,385,417	3,843,102	10,577,768	11,975,273

Europe, Middle East, Africa and Other	4,933,207	4,983,066	13,635,726	15,544,300

Total revenues	$18,975,832	$21,540,169	$56,366,196	$67,029,874

	September 30, 2010	December 31, 2009
Long-lived assets:

United States	$12,541,421	$24,295,603

Asia	1,345,710	1,505,856

Europe, Middle East, Africa and other	458,054	508,577

Total long-lived assets	$14,345,185	$26,310,036

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

OVERVIEW

Our results of operations for the third quarter of 2010 were overshadowed by our discovery, in the last week of the quarter that improper payments had been made in connection with a customer’s licensing of software from us.  Following the discovery of the improper payments, ReiJane Huai, our President and Chief Executive Officer, and the Chairman of our Board of Directors, resigned from all positions with the Company. We conducted an internal investigation of the issue and we are being investigated by the United States Attorney’s Office for the Eastern District of New York and by the Securities and Exchange Commission. In addition, stockholder lawsuits have been filed against the Company. The investigations and the lawsuits are more fully described in Item 1 – Legal Proceedings of Part II of this 10-Q filing.

James McNiel, previously a Vice President and our Chief Strategy Officer, was appointed interim Chief Executive Officer and interim President. James Weber, a Vice President and our Chief Financial Officer, was given the additional title and responsibilities of interim Chief Operating Officer. Eli Oxenhorn, one of our Directors, was named non-executive Chairman of the Board of Directors. Together, Messrs. McNiel, Weber and Oxenhorn have been conducting a thorough review of our operations and have already begun to make changes to both personnel and the organization of the Company.

Since these events occurred near the end of the third quarter, they did not significantly impact our results for the three months ended September 30, 2010. However, these events distracted us from, and continue to cause distraction to, our efforts to promote, market and sell our goods and services. In addition, these events could negatively impact the perception that customers or potential customers have of our Company which could reduce our potential revenues. We cannot predict how long the external investigations or the stockholder lawsuits will last or what the outcomes will be. We have also incurred, and will continue to incur, significant expenses, primarily for legal counsel and legal services providers, due to the internal and external investigations. At September 30, 2010, our cash, cash equivalents and marketable securities totaled approximately $33.8 million, compared with $41.8 million at December 31, 2009. We anticipate a further decrease in our cash, cash equivalents and marketable securities due to the costs resulting from the internal and external investigations.

With regard to our business operations, on a year over year basis we continued to see benefits from our renewed sales efforts for FalconStor-branded products. We also continued to cut costs from our operations. These sales and cost cuts mitigated the continuing impact of the decline in OEM revenues that has resulted from EMC’s purchase of Data Domain and Sun’s acquisition by Oracle.

Total revenues for the third quarter decreased 6% from the second quarter of 2010 to $19 million. Revenues were 12% lower than in the third quarter of 2009.

Our non-OEM product revenue decreased 2% from the second quarter of 2010, but increased 3% over the third quarter of 2009. This indicates that we are continuing to have success in expanding sales of FalconStor-branded products through our resellers and directly to end users. Product revenues from OEMs decreased 24% from the second quarter of 2010. Overall, non-OEMs contributed 81% of our product revenues in the quarter and OEMs contributed 19%.

Index

On a year over year basis, OEM product revenue declined 61%. For the second straight quarter, no OEM contributed 10% or more of our revenues. We do not expect that OEM product revenue from either EMC or Oracle will ever return to the levels they reached in the past.

While revenues are down on a year over year basis, we are pleased that we were able to replace some of the lost OEM revenues with other revenue. We attribute this to the plans we already had in place to put increased emphasis on sales of FalconStor-branded solutions. This effort includes greater emphasis on selling integrated turn-key hardware/software solutions in response to market demand.

Overall, our net loss for the quarter was $26.4 million. This loss is composed of a loss from operations of $4.8 million and an income tax provision of $21.8 million. The income tax provision of $21.8 was the result of a full valuation allowance recorded on substantially all of our existing deferred tax assets as a result of our inability to utilize our deferred tax assets on a more-likely-than-not basis in future periods.

Our loss from operations was $4.8 million in the third quarter of 2010, down from $5.1 million in the second quarter. We continue to look for ways to reduce expenses. Our headcount at September 30, 2010 was 512, down from 532 at June 30, 2010. Our new management team is reviewing every aspect of our operations to find areas where expenses can be cut.  However, we anticipate that in the short term our expenses will increase due to the significant costs of the internal and the external investigations.

Operating expenses decreased by $1.1 million, or 6%, compared with the third quarter of 2009. Operating expenses include $2.2 million in stock-based compensation expense for both the third quarter of 2010 and 2009. This decrease shows that we have been managing our expenses more carefully.

Deferred revenue at September 30, 2010 increased 2%, compared with the balance at September 30, 2009, and declined 8% when compared with the balance at December 31, 2009.

Our gross margins decreased on a year over year basis to 72% from 80%.  Our margins decreased primarily as the result of the increase in hardware costs associated with increased sales of our integrated appliances as compared with sales of our stand-alone software solutions.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTMBER 30, 2010 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2009.

During 2010, we shifted our focus to selling turn-key solutions, whereby our software is integrated with industry standard hardware and sold as one complete integrated solution. As a result, commencing in the second quarter of 2010, we reclassified our revenue into two categories: (i) product revenue, and (ii) support and services revenue. Product revenue consists of both integrated solutions and stand-alone software revenues. Support and services revenues consists of both maintenance revenues and professional services revenues. As a result of the reclassification, we have a corresponding cost of revenues for each revenue category.

Revenues for the three months ended September 30, 2010 decreased 12% to $19.0 million, compared with $21.5 million for the three months ended September 30, 2009. Our cost of revenues increased 21% from $4.3 million for the three months ended September 30, 2009 to $5.2 million for the three months ended September 30, 2010. Included in our cost of revenues for the three months ended September 30, 2010 and 2009 was $0.3 million and $0.4 million, respectively, of share-based compensation expense. Our operating expenses decreased 6% from $19.7 million for the three months ended September 30, 2009 to $18.6 million for the three months ended September 30, 2010. Included in our operating expenses for the three months ended September 30, 2010 and 2009 was $1.9 million and $1.8 million, respectively, of share-based compensation expense. Net loss for the three months ended September 30, 2010 was $26.4 million, compared with net loss of $2.0 million for the three months ended September 30, 2009. Included in our net loss for the three months ended September 30, 2010 was an income tax provision of $21.8 million, compared with an income tax benefit of $0.2 million for the three months ended September 30, 2009. The income tax provision of $21.8 million recorded during the three months ended September 30, 2010, was the result of a full valuation allowance recorded on substantially all of our existing deferred tax assets as a result of our inability to utilize our deferred tax assets on a more-likely-than-not basis in future periods. The income tax benefit of $0.2 million was the result of our pre-tax loss of approximately $2.2 million recorded during the three months ended September 30, 2009.

Index

Our overall 12% decline in revenues was primarily due to a significant decrease in our product revenue. This decline was offset by increases in our support and services revenues for the three months ended September 30, 2010, compared with the same period in 2009. Our product revenues from our non-OEM partners increased 3%, while our product revenues from our OEM partners decreased by 61% for the three months ended September 30, 2010, compared with the same period in 2009. The overall increase in our non-OEM product revenues was primarily attributable to our ongoing focus on the FalconStor-branded business. The decrease in our OEM product revenues continues to result primarily from the merger and acquisition activity that commenced during 2009 that affected some of our key OEM partners, specifically, EMC and Oracle USA (formerly Sun Microsystems). Historically, both EMC and Sun Microsystems each represented over 10% of our annual revenues. As we have stated over the past several quarters, we do not anticipate that revenues from either OEM partner will return to their historical peaks, which has resulted in our continued and ongoing focus of the non-OEM FalconStor-branded business. However, because of our well-established installed customer base, support and services revenues continued to grow and have not been as significantly impacted by the disruptions in both our OEM and non-OEM channels.

Our worldwide headcount was 512 employees as of September 30, 2010, compared with 533 employees as of September 30, 2009. Commencing in the second quarter of 2010, we have implemented expense controls and a hiring freeze. We will continue to evaluate the appropriate headcount levels to properly align such requirements with our current and long-term outlook.

	Three months ended September 30,
	2010	2009
Revenues:
Product revenue	$11,366,493	$14,397,983
Support and services revenue	7,609,339	7,142,186

Total Revenues	$18,975,832	$21,540,169

Year-over-year percentage growth
Product revenue	-21%	12%
Support and services revenue	7%	6%

Total percentage growth	-12%	10%

Product revenue

Product revenue is comprised of sales of our software integrated on industry standard hardware creating a turn-key solution or integrated solution, and our stand-alone software applications. The products are sold through our OEMs, and through (i) value-added resellers, (ii) distributors, and/or (iii) directly to end-users (collectively “non-OEMs”). These revenues are recognized when, among other requirements, we receive a customer purchase order or a royalty report summarizing stand-alone software applications sold, integrated solutions sold and/or permanent key codes are delivered to the customer.

Index

Product revenue decreased 21% from $14.4 million for the three months ended September 30, 2009 to $11.4 million for the three months ended September 30, 2010. Product revenue represented 60% and 67% of our total revenues for the three months ended September 30, 2010 and 2009, respectively. Overall, during the three months ended September 30, 2010, product revenue decreased 61% from our OEM partners, while product revenue from our non-OEM partners increased 3% when compared with the same period in 2009. The decrease in our OEM partner product revenue was primarily attributable to the impact of merger and acquisition activity involving some of our key OEM partners that commenced during 2009. We do not anticipate that revenues from these OEM partners will return to their historical peaks. The increase in our non-OEM partner product revenue was the result of our ongoing focus on the FalconStor-branded business. Product revenue from our non-OEM partners represented 81% and 62% of our total product revenue for the three months ended September 30, 2010 and 2009, respectively.  Product revenue from our OEM partners represented 19% and 38% of our total product revenue for the three months ended September 30, 2010 and 2009, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook. We anticipate that our investments in the FalconStor-branded business will result in our non-OEM generated product revenue growing at a greater rate in future periods as compared with our OEM generated product revenue.

Support and services revenue

Support and services revenue is comprised of (i) maintenance and technical support services, and (ii) professional services primarily related to the implementation of our software and engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Revenue from engineering services is primarily related to customizing software product masters for some of our OEM partners. Revenue from engineering services is recognized in the period in which the services are completed. Support and services revenue increased 7% from $7.1 million for the three months ended September 30, 2009 to $7.6 million for the three months ended September 30, 2010.

The increase in support and services revenue was attributable to maintenance and technical support services, which increased from $6.5 million for the three months ended September 30, 2009 to $7.0 million for the same period in 2010. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire.

Our professional services revenue remained consistent at $0.7 million for both the three months ended September 30, 2010 and 2009. The professional services revenue varies from period to period based upon (i) the number of integrated solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that were completed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our integrated solutions.

Index

Cost of Revenues

	Three months ended September 30,
	2010	2009
Cost of revenues:
Product	$2,120,727	$855,566
Support and service	3,104,108	3,456,215
Total cost of revenues	$5,224,835	$4,311,781

Total Gross Profit	$13,750,997	$17,228,388

Gross Margin:
Product	81%	94%
Support and service	59%	52%
Total gross margin	72%	80%

Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for a turn-key integrated solution, personnel costs, amortization of purchased and capitalized software, shipping and logistics costs, and share-based compensation expense. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, and share-based compensation expense. Cost of product revenue for the three months ended September 30, 2010 increased $1.3 million, or 148%, to $2.1 million compared with $0.9 million for the same period in 2009. The increase in cost of product revenue was primarily due to the increased hardware costs associated with our new focus in 2010 of selling FalconStor-branded integrated turn-key solutions. Our cost of support and service revenues decreased $0.4 million, or 10% to $3.1 million compared with $3.5 million for the same period in 2009.  The decrease in cost of support and service revenue is primarily related to our cost savings controls and a hiring freeze that were implemented during the second quarter of 2010.

Total gross profit decreased $3.5 million, or 20%, from $17.2 million for the three months ended September 30, 2009, to $13.8 million for the three months ended September 30, 2010. Total gross margin decreased to 72% for the three months ended September 30, 2010 from 80% for the same period in 2009. The decrease in both our total gross profit and total gross margins for the three months ended September 30, 2010, compared with the same period in 2009, was primarily due to (i) a 12% decline in our revenue, and (ii) increased hardware costs associated with our new focus in 2010 of selling FalconStor-branded turn-key integrated solutions. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of revenue for both the three months ended September 30, 2010 and September 30, 2009. Share-based compensation expense included in the cost of support and service revenue decreased to $0.3 million from $0.4 million for the three months ended September 30, 2010 and September 30, 2009, respectively. Share-based compensation expense related to cost of support and service revenue was equal to 1% and 2% of revenue for the three months ended September 30, 2010 and 2009, respectively.

Index

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development personnel, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.5 million, or 7%, to $6.4 million for the three months ended September 30, 2010 from $6.9 million in the same period in 2009. The decrease in research and development costs was primarily the result of our cost savings controls and a hiring freeze that were implemented during the second quarter of 2010. While implementing our cost savings initiatives, we believe we continued to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $0.7 million from $0.8 million for the three months ended September 30, 2010 and September 30, 2009, respectively. Share-based compensation expense included in research and development costs was equal to 4% of revenue for both the three months ended September 30, 2010 and September 30, 2009.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $0.7 million, or 6%, to $9.7 million for the three months ended September 30, 2010 from $10.4 million for the same period in 2009. The decrease in selling and marketing expenses was primarily due to (i) lower commissions paid as a result of our 12% decline in total revenue, and (ii) cost savings controls and a hiring freeze that were implemented during the second quarter of 2010. Share-based compensation expense included in selling and marketing increased to $1.0 million from $0.7 million for the three months ended September 30, 2010 and 2009, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 5% of revenue for the three months ended September 30, 2010 and 3% for the same period in 2009.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses remained consistent at $2.4 million for both the three months ended September 30, 2010 and September 30, 2009. Share-based compensation expense included in general and administrative expenses totaled $0.3 million for both the three months ended September 30, 2010 and September 30, 2009. Share-based compensation expense included in general and administrative expenses was equal to 1% of revenue for both the three months ended September 30, 2010 and September 30, 2009. We expect our general and administrative expenses to increase significantly in the future periods due to professional fees and service provider fees resulting from the internal and external investigations and stockholder lawsuits.

Interest and Other Income

We invest our cash primarily in money market funds, government securities, and corporate bonds. As of September 30, 2010, our cash, cash equivalents, and marketable securities totaled $33.8 million, compared with $46.9 million as of September 30, 2009. Interest and other income remained consistent at $0.2 million for both the three months ended September 30, 2010 and September 30, 2009.

Index

Income Taxes

Our provision for income taxes consists of U.S., state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended September 30, 2010, we recorded an income tax provision of $21.8 million, compared with an income tax benefit of $0.2 million for the same period in 2009. During the three months ended September 30, 2010, we concluded that we could no longer realize substantially all of our deferred tax assets on a more-likely-than-not basis and we recorded a discrete item of approximately $16.2 million related to an increase in a valuation allowance on our deferred tax assets previously recognized. During the three months ended September 30, 2009, we recorded an income tax benefit of $0.2 million on our pre-tax loss of $2.2 million.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2009.

Revenues for the nine months ended September 30, 2010 decreased 16% to $56.4 million, compared with $67.0 million for the nine months ended September 30, 2009. Our cost of revenues increased 33% from $12.1 million for the nine months ended September 30, 2009 to $16.2 million for the nine months ended September 30, 2010. Included in our cost of revenues for the nine months ended September 30, 2010 and 2009 was $0.9 million and $1.2 million, respectively, of share-based compensation expense. Our operating expenses increased 1% from $57.9 million for the nine months ended September 30, 2009 to $58.6 million for the nine months ended September 30, 2010. Included in our operating expenses for the nine months ended September 30, 2010 and 2009 was $6.3 million and $5.5 million, respectively, of share-based compensation expense. Net loss for the nine months ended September 30, 2010 was $35.3 million, compared with a net loss of $1.6 million for the nine months ended September 30, 2009. Included in our net loss for the nine months ended September 30, 2010 was an income tax provision of $17.0 million, compared with an income tax benefit of $1.4 million for the nine months ended September 30, 2009. During the three months ended September 30, 2010, we recorded an income tax provision of $21.8 million in connection with recording a valuation allowance on substantially all of our existing deferred tax assets due to our determination during the quarter that we would not utilize our deferred tax assets on a more-likely-than-not basis in future periods. The income tax benefit of $1.4 million was primarily attributable to a discrete benefit of $0.9 million related to research and development credits we recognized during the nine months ended September 30, 2009.

Our overall 16% decline in revenues was primarily due to a significant decrease in our product revenue. This decline was offset by increases in our support and services revenues for the nine months ended September 30, 2010, compared with the same period in 2009. Our product revenues from our non-OEM partners decreased 12%, while our product revenues from our OEM partners decreased 56%, for the nine months ended September 30, 2010, compared with the same period in 2009. The overall decrease in our non-OEM product revenues was primarily attributable to the impact of one transaction that accounted for 44% of the total non-OEM product revenue in the second quarter of 2009. The impact of the one non-OEM transaction in 2009 was offset by increases in our non-OEM product revenue revenues as a result of our ongoing focus on the FalconStor-branded business. The decrease in our OEM product revenues continues to result primarily from the merger and acquisition activity that commenced during 2009 that affected some of our key OEM partners, specifically, EMC and Oracle USA (formerly Sun Microsystems). Historically, both EMC and Sun Microsystems each represented over 10% of our annual revenues. As we have stated over the past several quarters, we do not anticipate that revenues from either OEM partner will return to their historical peaks, which has resulted in our continued and ongoing focus of the non-OEM FalconStor-branded business. However, because of our well-established installed customer base, support and services revenues continued to grow and have not been as significantly impacted by the disruptions in both our OEM and non-OEM channels.

Our operating expenses have increased slightly. Commencing in the second quarter of 2010, we  implemented expense controls and a hiring freeze. We have begun to recognize the benefits of these cost savings initiatives, but the full impact of these initiatives have yet to be recognized on a full year basis.  We will continue to evaluate the appropriate headcount levels to properly align requirements with our current and long-term outlook. Our worldwide headcount was 512 employees as of September 30, 2010, compared with 533 employees as of September 30, 2009.

Index

Revenues

	Nine months ended September 30,
	2010	2009
Revenues:
Product revenue	$33,382,701	$46,087,209
Support and services revenue	22,983,495	20,942,665

Total Revenues	$56,366,196	$67,029,874

Year-over-year percentage growth
Product revenue	-28%	2%
Support and services revenue	10%	13%

Total percentage growth	-16%	5%

Product revenue

Product revenue decreased 28% from $46.1 million for the nine months ended September 30, 2009 to $33.4 million for the nine months ended September 30, 2010. Product revenue represented 59% and 69% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively. The decrease in product revenue was primarily attributable to a decline of 12% and 56% in product revenue from both our non-OEM partners and our OEM partners, respectively, for the nine months ended September 30, 2010, compared with the same period in 2009. The overall decrease in our non-OEM product revenues was primarily attributable to the impact of one transaction that accounted for 44% of the total non-OEM product revenue in the second quarter of 2009. The impact of the one non-OEM transaction in 2009 was offset by increases in our non-OEM product revenue revenues as a result of our ongoing focus on the FalconStor-branded business. The decrease in our OEM partner product revenue was primarily attributable to the impact of merger and acquisition activity involving some of our key OEM partners that commenced during 2009. We do not anticipate that revenues from these OEM partners will return to their historical peaks. Product revenue from our non-OEM partners represented 78% and 64% of our total product revenue for the nine months ended September 30, 2010 and 2009, respectively. Product revenue from our OEM partners represented 22% and 36% of our total product revenue for the nine months ended September 30, 2010 and 2009, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook. We anticipate that our investments in the FalconStor-branded business will result in our non-OEM generated product revenue growing at a greater rate in future years when compared with our OEM generated product revenue.

Support and services revenue

Support and services revenue increased 10% from $20.9 million for the nine months ended September 30, 2009 to $23.0 million for the nine months ended September 30, 2010.

The increase in support and services revenue was attributable to maintenance and technical support services, which increased from $18.8 million for the nine months ended September 30, 2009 to $20.5 million for the same period in 2010. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire.

Index

The increase in support and services revenue was also attributable to our professional services revenue, which increased from $2.1 million for the nine months ended September 30, 2009, to $2.4 million for the same period in 2010. Our professional services revenue varies from period to period based upon (i) the number of integrated solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that were completed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our integrated solutions.

	Nine months ended September 30,
	2010	2009
Cost of revenues:
Product	$6,179,952	$2,015,567
Support and service	10,020,153	10,133,565
Total cost of revenues	$16,200,105	$12,149,132

Total Gross Profit	$40,166,091	$54,880,742

Gross Margin:
Product	81%	96%
Support and service	56%	52%
Total gross margin	71%	82%

Cost of revenues, gross profit and gross margin

Cost of product revenue for the nine months ended September 30, 2010 increased $4.2 million, or 207%, to $6.2 million, compared with $2.0 million for the same period in 2009. The increase in cost of product revenue was primarily due to the increased hardware costs associated with our new focus in 2010 of selling FalconStor-branded integrated turn-key solutions. Our cost of support and service revenues for the nine months ended September 30, 2010 decreased $0.1 million, or 1%, to $10.0 million, compared with $10.1 million for the same period in 2009.

 Total gross profit decreased $14.7 million, or 27%, from $54.9 million for the nine months ended September 30, 2009, to $40.2 million for the nine months ended September 30, 2010. Total gross margin decreased to 71% for the nine months ended September 30, 2010 from 82% for the same period in 2009. The decrease in both our total gross profit and total gross margins for the nine months ended September 30, 2010, compared with the same period in 2009, was primarily due to (i) our 16% decline in revenue, and (ii) increased hardware costs associated with our new focus in 2010 of selling FalconStor-branded turn-key integrated solutions. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of revenue for both the nine months ended September 30, 2010 and September 30, 2009. Share-based compensation expense included in the cost of support and service revenue decreased to $0.9 million from $1.1 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. Share-based compensation expense related to cost of support and service revenue was equal to 2% of revenue for both the nine months ended September 30, 2010 and September 30, 2009.

Index

Operating Expenses

Research and Development Costs

Research and development costs increased $0.3 million, or 2%, to $20.2 million for the nine months ended September 30, 2010 from $19.9 million in the same period in 2009. The overall increase in research and development costs was primarily the result of higher salary and personnel related costs. However, commencing in the second quarter of 2010, we implemented expense controls and a hiring freeze. We have begun to recognize the benefits of these cost savings initiatives but the full impact of these cost savings initiatives have yet to be recognized on a full year basis. While implementing our cost savings initiatives, we believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core product and the development of new innovative products, features and options. Share-based compensation expense included in research and development costs increased to $2.5 million from $2.3 million for the nine months ended September 30, 2010 and 2009, respectively. Share-based compensation expense included in research and development costs was equal to 4% of revenue for the nine months ended September 30, 2010 and 3% for the same period in 2009.

Selling and Marketing

Selling and marketing expenses increased $0.1 million, or less than 1%, to $31.2 million for the nine months ended September 30, 2010 from $31.0 million for the same period in 2009. The overall increase in selling and marketing expenses was primarily the result of higher salary and personnel related costs, specifically in support of our non-OEM business. This increase was offset by (i) lower commissions paid as a result of our 16% decline in total revenue, and (ii) cost savings controls and a hiring freeze that were implemented during the second quarter of 2010. The full impact of these cost savings initiatives has yet to be recognized on a full year basis. Share-based compensation expense included in selling and marketing increased to $2.9 million from $2.4 million for the nine months ended September 30, 2010 and 2009, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 5% of revenue for the nine months ended September 30, 2010 and 4% for the same period in 2009.

General and Administrative

General and administrative expenses increased $0.2 million, or 3%, to $7.2 million for the nine months ended September 30, 2010 from $7.0 million for the same period in 2009. The increase in general and administrative expenses resulted from increases in various administrative costs including (i) various overhead costs, and (ii) various professional fees. Share-based compensation expense included in general and administrative expenses increased to $0.9 million from $0.8 million for the nine months ended September 30, 2010 and 2009, respectively. Share-based compensation expense included in general and administrative expenses was equal to 2% of revenue for the nine months ended September 30, 2010 and 1% for the same period in 2009.  We expect our general and administrative expenses to increase significantly in the future periods due to professional fees and service provider fees resulting from the internal and external investigations and stockholder lawsuits.

Interest and Other Income

Interest and other income increased $0.1 million to $0.1 million for the nine months ended September 30, 2010, compared with $19,000 for the same period in 2009.

Income Taxes

Our provision for income taxes consists of U.S., state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the nine months ended September 30, 2010, we recorded an income tax provision of $17.0 million, compared with an income tax benefit of $1.4 million for the same period in 2009. During the three months ended September 30, 2010, we concluded that we could no longer realize substantially all of our deferred tax assets on a more-likely-than-not basis and recorded a discrete item of approximately $16.2 million related to an increase in a valuation allowance on our deferred tax assets previously recognized. During the nine months ended September 30, 2009, we recorded a discrete benefit of $0.9 million as a result of previously unrecognized tax benefits in connection with our completion of a research and development study.

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

Index

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The expected term of the awards issued prior to January 1, 2008, was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107. The estimated expected term of the stock awards issued since January 1, 2008 has been determined pursuant to SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three and nine months ended September 30, 2010 and 2009, could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

As of each of September 30, 2010 and December 31, 2009, we had $4.2 million of goodwill.  As of each of September 30, 2010 and December 31, 2009, we had $0.5 million and $0.8 million (net of amortization), respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives, which typically is three years. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of September 30, 2010 and December 31, 2009, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using an undiscounted cash flow analysis, a non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant for as of September 30, 2010 and December 31, 2009.

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

Index

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
	2010	2009
Cash (used in) provided by:
Operating activities	$(5,886,449)	$9,930,134
Investing activities	(1,193,396)	(7,063,214)
Financing activities	378,559	(1,514,844)
Effect of exchange rate changes	(243,210)	(477,410)

Net (decrease) increase in cash and cash equivalents	$(6,944,496)	$874,666

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents, and marketable securities balances as of September 30, 2010 totaled $33.8 million, compared with $41.8 million as of December 31, 2009. Cash and cash equivalents totaled $8.8 million and marketable securities totaled $25.0 million at September 30, 2010. As of December 31, 2009, we had $15.8 million in cash and cash equivalents and $26.0 million in marketable securities. Our cash flows from operations was a negative $5.9 million for the nine months ended September 30, 2010, which was the primary reason for the decline in our cash, cash equivalents and marketable securities balances as compared with December 31, 2009.

During the second quarter of 2010, we implemented cost savings initiatives and a hiring freeze in response to the operating losses we incurred during 2010. Additionally, we continue to evaluate the appropriate headcount levels to properly align such requirements with our current and long-term outlook. We expect that these initiatives will help to bring our expense structure in line with our current revenue levels and provide a positive impact on our operating results. We will continue to make investments in capital expenditures. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may continue to use our cash for these purposes. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such acquisitions.

As discussed further in Part II, Item 1 – Legal Proceedings of this quarterly report on Form 10-Q, we are currently under investigations by the United States Attorney’s Office and the Securities and Exchange Commission and is named in multiple stockholder lawsuits. We have incurred, and will continue to incur, significant expenses, primarily for legal counsel and legal services providers, due to the internal and external investigations. While these investigations will likely decrease our sources of liquidity, we cannot predict the scope, timing, or outcome of such legal proceedings, nor can we predict what impact, if any, these matters may have on our business, financial condition, results of operations, and statement of cash flow.

We currently do not have any debt and our only significant commitments are related to our office leases.

At various times from October 2001 through February 2009 our Board of Directors has authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. We did not repurchase any of our outstanding common stock during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, we repurchased 566,885 shares at an aggregate purchase price of $1.5 million. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. As of September 30, 2010, we had the authority to repurchase an additional 5,994,765 shares of our common stock based upon our judgment and market conditions. See Note (8) Stockholders’ Equity to our unaudited condensed consolidated financial statements for further information.

Net cash used in operating activities totaled $5.9 million, compared with net cash provided by operating activities of $9.9 million for the nine months ended September 30, 2009. The decrease in net cash provided by operating activities during the nine months ended September 30, 2010, compared with the same period in 2009, was the result of our net loss of $35.3 million compared with a net loss of $1.6 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to provisions for deferred income taxes and valuation allowance; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, inventory, accounts payable and deferred revenues.

Index

Net cash used in investing activities was $1.2 million and $7.1 million for the nine months ended September 30, 2010 and September 30, 2009, respectively. Included in investing activities for both the nine months ended September 30, 2010 and September 30, 2009, are the sales and purchases of our marketable securities. These represent the sales, maturities and reinvestment of our marketable securities. The net cash provided by investing activities from the net sales (purchases) of securities was $0.9 million for the nine months ended September 30, 2010, and ($3.2) million for the same period in 2009. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $2.0 million for the nine months ended September 30, 2010 and $2.8 million for the same period in 2009. The cash used to purchase software licenses was $1.0 million for the nine months ended September 30, 2009. We did not purchase any software licenses during the nine months ended September 30, 2010. We continually evaluate potential software license purchases and acquisitions, and we may continue to make such investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures as we continue to invest in our infrastructure.

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2010, compared with net cash used in financing activities of $1.5 million for the same period in 2009. Cash outflows from financing activities result from the repurchase of our outstanding common stock. During the nine months ended September 30, 2009, we repurchased 566,885 shares of our common stock at an aggregate purchase price of $1.5 million. We did not repurchase any shares of our common stock during the nine months ended September 30, 2010. Cash inflows from financing activities primarily result from the proceeds received from the exercise of stock options. During the nine months ended September 30, 2010, we received proceeds from the exercise of stock options of $0.4 million. We received insignificant proceeds from the exercise of stock options during the nine months ended September 30, 2009.

As discussed in Note (4), Fair Value Measurements, to our unaudited condensed consolidated financial statements, we utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we held as of September 30, 2010 and December 31, 2009.

As of both September 30, 2010 and December 31, 2009, $1.4 million (at par value), of our investments was comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. Commencing in the first quarter of 2008, and continuing into 2010, we began experiencing failed auctions on our auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 - 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our unaudited condensed consolidated balance sheet at both September 30, 2010 and December 31, 2009.

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

Index

As of September 30, 2010, we recorded $40,000 cumulatively as an other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $272,687 in accumulated other comprehensive loss. As of December 31, 2009, we recorded $40,000 cumulatively as an other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $282,534 in accumulated other comprehensive loss. We believe that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, we will record a charge to earnings in the period of determination.

Our holdings of auction rate securities (at par value) represented approximately 4% and 3% of our cash, cash equivalents, and marketable securities balance as of September 30, 2010 and December 31, 2009, respectively, which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the decline in fair value deemed to be temporary is primarily due to liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, we had no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $33.8 million as of September 30, 2010. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 20% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at September 30, 2010.

Index

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the nine months ended September 30, 2010 and 2009, approximately 43% and 41%, respectively, of our sales were from outside the United States. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. dollar versus the Euro, Japanese yen, the New Taiwanese Dollar, Korean won, and to a lesser extent the Canadian dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the remeasurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at September 30, 2010, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.0 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency. Refer to Note (7) Derivative Financial Instruments, to our unaudited condensed consolidated financial statements.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.  As a result of the internal investigation arising from the revelation of the improper payments in connection with the licensing of software to a customer, our Board of Directors has accepted recommendations for changes and enhancements to the Company’s controls and procedures, and management will be working on the implementation of such changes and enhancements.

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

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

The Internal and Government Investigations

On September 29, 2010, the Company announced that it had accepted the resignation of ReiJane Huai, its President and Chief Executive Officer, and the Chairman of its Board of Directors, following his disclosure to the Company that certain improper payments allegedly were made in connection with the Company’s licensing of software to one customer.  At the same time, the Company announced that it was cooperating fully with law enforcement authorities with respect to an ongoing investigation into the matter, that it had formed a Special Committee of the Board to conduct a full internal investigation, and that the Special Committee had retained counsel to assist it in its investigation. In addition, the counsel to the Special Committee retained independent forensic accountants to review the Company’s practices.  On November 10, 2010, counsel retained to assist with the internal investigation presented its report to the Special Committee.

Index

Initially, the New York County District Attorney’s Office commenced an investigation but thereafter, for reasons unknown to the Company, ceased its investigation.  Separately, the U.S. Attorney’s Office for the Eastern District of New York (“USAO”) and the U.S. Securities and Exchange Commission (“SEC”) each commenced investigations.

In October 2010, in connection with the USAO investigation, the Company received a grand jury subpoena seeking all documents relating to the Company’s September 29, 2010, disclosure of the improper payments. In addition, the Company received a document request from the USAO seeking, among other things, documents relating to certain of the Company’s employees and other information about the Company.

Also in October 2010, the Company received a subpoena from the SEC seeking, among other things, documentation relating to the Company’s dealings with the customer in connection with whose licensing of software  improper payments were  made and documentation relating to certain of the Company’s accounting practices.

The Company is cooperating fully with the investigations of both the USAO and the SEC and has produced documents responsive to both subpoenas and the additional document request. The Company intends to produce more documentation and to cooperate fully with both investigations.

The Company cannot predict the scope, timing, or outcome of the USAO and SEC investigations and other matters referred to herein, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government contracts, and other remedies and sanctions, any of which could lead to an adverse impact on our credit ratings and ability to obtain financing, an adverse impact on the Company’s stock price, loss of additional senior management, the inability to attract or retain key employees, and the loss of customers. In addition, under the law, any illegal acts of the Company’s employees may be ascribed to the Company. The Company cannot predict what impact, if any, these matters may have on its business, financial condition, results of operations, and liquidity.

Stockholder Litigation

In October 2010, two purported securities class actions (the “Actions”) were filed in the United States District Court for the Eastern District of New York on behalf of purchasers of the common stock of the Company between February 5, 2009 and September 29, 2010.  The two Actions contain substantially similar allegations and causes of actions. The complaint in each of the Actions name as defendants the Company and Mr. Huai, as well as Wayne Lam an officer of the Company and James Weber the Company’s Chief Financial Officer and interim Chief Operating Officer. The complaints in each of the actions allege that the defendants made a series of materially false and misleading statements related to the Company’s business and operations in violation of the Securities Exchange Act of 1934. The following adverse facts are alleged: (i) that FalconStor was experiencing weak demand for its products and services; (ii) that FalconStor was making improper payments to secure a contract with at least one of its customers; and (iii) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about FalconStor and its prospects. The plaintiffs in each Action seek damages from the defendants. On November 1, 2010, the parties to one of the two Actions entered into a stipulation setting forth a schedule for an amended complaint and an answer or other response thereto. On November 3, 2010, the Actions were consolidated before Judge Edward R. Korman.  The Company believes it has meritorious defenses to some or all of the claims of the Actions as filed and intends to file a motion to dismiss.

The Actions have now been consolidated and the Company anticipates that it will be receiving an amended complaint. The Company is thus unable to determine what claims will ultimately be asserted.  In addition key issues such as whether a class will be certified and, if so, who the members of the class will be and what time period the class will cover, have not yet been determined. The Company is therefore unable to estimate reasonably its exposure for the Actions.

Index

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

We are currently undergoing investigations by the United States Attorney’s Office and by the Securities and Exchange Commission.  We cannot predict the scope, timing or the outcomes of these investigations.

On September 29, 2010, we announced that the Company  had accepted the resignation of ReiJane Huai, our President and Chief Executive Officer, and the Chairman of our Board of Directors, following his disclosure to us that certain improper payments allegedly were made in connection with our licensing of software to one customer.  At the same time, we announced that we are  cooperating fully with law enforcement authorities with respect to an ongoing investigation into the matter, that we had formed a Special Committee of the Board to conduct a full internal investigation, and that the Special Committee had retained counsel to assist it in its investigation. In addition, the counsel to the Special Committee retained independent forensic accountants to review our practices.  On November 10, 2010, counsel retained to assist with the internal investigation presented its report to the Special Committee.

Initially, the New York County District Attorney’s Office commenced an investigation but thereafter, for reasons unknown to us, ceased its investigation.  Separately, the U.S. Attorney’s Office for the Eastern District of New York (“USAO”) and the U.S. Securities and Exchange Commission (“SEC”) each commenced investigations.

In October 2010, in connection with the USAO investigation, we received a grand jury subpoena seeking all documents relating to our September 29, 2010, disclosure of the improper payments. In addition, we received a document request from the USAO seeking, among other things, documents relating to certain of our employees and other information about us.

Also in October 2010, we received a subpoena from the SEC seeking, among other things, documentation relating to our dealings with the customer in connection with whose licensing of software improper payments were made and documentation relating to certain of our accounting practices.

We are cooperating fully with the investigations of both the USAO and the SEC and have produced documents responsive to both subpoenas and the additional document request. We intend to produce more documentation and to cooperate fully with both investigations.

We cannot predict the scope, timing, or outcomes of the USAO and SEC investigations, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government contracts, and other remedies and sanctions, any of which could lead to an adverse impact on our credit ratings and ability to obtain financing, an adverse impact on our stock price, loss of additional senior management, the inability to attract or retain key employees, and the loss of customers. In addition, under the law, any illegal acts of our employees may be ascribed to us. We cannot predict what impact, if any, these matters may have on our business, financial condition, results of operations, and liquidity.

Index

While these investigations are ongoing, we are spending substantial resources, both monetary and in human capital, dealing with and responding to the requests of the USAO and the SEC.

We are among the defendants in two purported class actions lawsuits by stockholders. We cannot predict the timing or the outcome of these actions, or whether we have adequate insurance to cover our costs and any damages.

In October 2010, two purported securities class actions (the “Actions”) were filed in the United States District Court for the Eastern District of New York on behalf of purchasers of our common stock between February 5, 2009 and September 29, 2010. The two Actions contain substantially similar allegations and causes of actions. The complaint in each of the Actions name as defendants us, ReiJane Huai, our former CEO, President and Chairman of the Board of Directors, Wayne Lam one of our officers, and James Weber, our Chief Financial Officer. The complaint in each of the actions allege that the defendants made a series of materially false and misleading statements related to our business and operations in violation of the Securities Exchange Act of 1934. The following adverse facts are alleged: (i) that we were experiencing weak demand for our products and services; (ii) that we were making improper payments to secure a contract with at least one of our customers; and (iii) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about FalconStor and its prospects. The plaintiffs in each Action seek damages from the defendants. Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or our by-laws.

We cannot predict when the Actions will be resolved or their outcome. While we have insurance policies that we believe cover us for the allegations of the Actions, there can be no assurance that the amount of insurance will be adequate to cover the costs of our defense of the Actions or any damages that might be awarded against us or any defendant(s) to whom we owe indemnification.  Our insurers may deny coverage under the policies.  If the plaintiffs are awarded damages and our insurance is not adequate to cover the amounts, or our insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on our financial results, our cash flow and our cash reserves.

Our announcement of improper payments, and the existence of the governmental investigations and the stockholder suits, could damage our reputation and harm our ability to compete for customers.

The market for network storage solutions is highly competitive. Our announcement of improper payments, and the existence of the governmental investigations and the stockholder suits could damage our reputation and harm our ability to compete for customers. We are aware that some of our competitors are already using these facts in attempts to dissuade potential customers from doing business with us. If potential customers choose not to buy our products or services, or not to license our software, it will have a negative impact on our business.

ReiJane Huai, our CEO and President, and the Chairman of our Board of Directors, has resigned.

On September 29, 2010, ReiJane Huai, our CEO and President, and the Chairman of our Board of Directors resigned from each of those positions in connection with improper payments made to a customer. Mr. Huai had broad experience and was highly regarded in the network storage solutions industry. We may not be able to replace Mr. Huai with an individual or individuals with similar skills, knowledge and regard.

Our revenues from certain key customers have been declining and there is no guarantee that we will be able to replace it.

For the past several years, one or more customers usually accounted for 10% or more of our total revenues during each fiscal quarter and for each fiscal year. For the three months ended September 30, 2010, we did not have any customers whom accounted for 10% or more of our total revenues.

Index

Revenue from EMC, which for the past few years provided 10% or more of our annual revenue, has declined. While we believe that we will continue to receive revenue from EMC, we do not believe that EMC will provide 10% or more of our revenues at any point going forward.

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

Once software is developed, the cost of licensing each individual copy of the software is lower than the cost of selling an appliance. In addition to the costs associated with licensing software, on sales of appliances we incur the cost of the hardware itself. Margins on hardware sales are typically quite small, so the overall margin on the sale of an appliance is lower than on the sale of a license to stand-alone software.

Index

Software license sales to OEMs typically have the highest margins, because there are no salespeople to be compensated, support costs are typically lower, and marketing expenses are minimal. Sales of FalconStor-branded appliances and software require us to compensate salespeople, to provide support to customers and to market the products, all of which reduce our profit margins.

We have had three consecutive quarters of losses and there is no guarantee that we will return to profitability.

We have incurred losses in the first three quarters of 2010. While we have taken steps to try reduce or eliminate the losses – such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products – there is no guarantee that we will be successful and return to profitability. As of September 30, 2010, we had over $33 million in cash, cash equivalents and marketable securities, but we have had negative cash flow the past three quarters.

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of September 30, 2010, we had options to purchase 12,171,911 shares of our common stock outstanding, and we had an aggregate of 894,166 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $5.24 per share. We also had 2,414,873 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (2) Share-Based Payment Arrangements to our unaudited condensed consolidated financial statements.

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

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended September 30, 2010, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $2.58 and $4.65 per share and subsequent to September 30, 2010, the closing price has been as low as $2.39 per share. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results;

•	failure to meet financial estimates;

•	changes in market valuations of other technology companies, particularly those in the network storage software market;

Index

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of one or more key OEM customers;

•	departures of key personnel; and

•	The investigation.

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

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ James Weber
James Weber
Chief Financial Officer, Vice President, Interim Chief
Operating Officer and Treasurer
(principal financial and accounting officer)

November 15, 2010