Form 10-K
period 2010-12-31
FALCONSTOR SOFTWARE INC
filed 2011-03-14
CIK 922521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2010 was $79,452,405 which value, solely for the purposes of this calculation excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of February 28, 2011 was 54,214,189 and 46,208,954, respectively.

Documents Incorporated by Reference:

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
2010 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

OVERVIEW

FalconStor Software, Inc. (“FalconStor”, the “Company”, “we”, “our” or “us”) is the market leader in disk-based data protection.  We deliver proven, comprehensive, data protection solutions that facilitate the continuous availability of business-critical data with speed, integrity, and simplicity. Our open data protection solutions, built upon the award-winning IPStor® virtualization platform, include the industry leading Virtual Tape Library (VTL) with data deduplication for backup optimization, Continuous Data Protector (CDP) for backup, replication, and fast data recovery, Network Storage Server (NSS) for storage virtualization and provisioning, File-interface Deduplication System (FDS) for capacity optimized storage, and the HyperFS® solution, a high-performance SAN-based file system to optimize storage performance for data intensive applications. All of our data protection solutions are enabled with WAN-optimized replication technology for cost-effective disaster recovery and remote office protection.  From the Fortune 1000 to small and medium-size businesses, customers across a vast range of industries worldwide have implemented FalconStor solutions in their production IT environments in order to meet their recovery time objectives (RTO) and recovery point objectives (RPO), as well as to manage their storage infrastructures with minimal total cost of ownership (TCO) and with optimal return on investment (ROI).

The FalconStor data protection and storage virtualization solutions are designed to empower IT administrators and end users to recover data easily to any point in time in the event of hardware failure, data corruption, deletion, or catastrophic site-level disaster, allowing rollback or failover to a known, good, immediately useable state to ensure that businesses maintain reliable access to their vital applications, and to facilitate accurate data restoration while concurrently minimizing downtime. FalconStor solutions are engineered to integrate and to work seamlessly with database, email, and file systems, and with business applications. The application-level integration allows for maintaining space-efficient redundant sets of active data that are generated with complete transactional and point-in-time integrity.  FalconStor solutions enhance business productivity by eliminating the need for the time-consuming consistency checks and data rebuilds that traditionally create long periods of downtime during a recovery process.

Designed to help contain escalating costs, FalconStor solutions enable companies to aggregate heterogeneous, distributed storage capacity and to centralize administration of both storage resources and business-critical data services such as backup, snapshot, replication, and data migration. Companies benefit from lower administrative overhead, elimination of storage over-provisioning, massive scalability, and the ability to make cost-effective storage allocation and purchasing decisions. Moreover, FalconStor’s commitment to an open software-based approach to storage networking entails any-to-any connectivity via native support for industry standards (including Fibre Channel,  iSCSI, SCSI,  SAS,  SATA  and  emerging  standards  such  as Fibre Channel over Ethernet (FCoE)), and delivers  unified  support  for  multiple  storage architectures.  As a result, FalconStor solutions provide companies of any size and complexity with the freedom to leverage IP/iSCSI- or Fibre Channel- based networks and to implement their choice of state-of-the-art equipment based on any standard protocol from any storage manufacturer, without rendering their existing or future investments obsolete.

Recognizing the value propositions of FalconStor’s proven, cutting-edge technology, multiple partners utilize FalconStor’s innovative software products – including CDP, FDS, NSS, and VTL to power their storage appliances and their bundled solutions. FalconStor’s products have been certified by such industry leaders as Acer, Brocade, Cisco, Citrix, Data Direct Networks, Dell, Dynamic Solutions International, EMC, Fujitsu, Hitachi Data Systems, HP, Huawei Symantec, IBM, Lanchao, LSI Logic, Microsoft, NEC, Nexsan, Oracle, Pillar Data Systems, Promise, QLogic, Rorke Data, an Avnet Company, SeaChange, Spectra Logic, Symantec, Violin Memory, VMware, and Xiotech.

FalconStor was incorporated in Delaware as Network Peripherals, Inc., in 1994.  Pursuant to a merger with FalconStor Inc., in 2001, the former business of Network Peripherals, Inc., was discontinued, and newly re-named FalconStor Software, Inc., continued the storage software business started in 2000 by FalconStor, Inc.  FalconStor’s headquarters are located at 2 Huntington Quadrangle, Suite 2S01, Melville, NY 11747. The Company also maintains offices in California, Canada, and Massachusetts and throughout Europe, Asia and Australia.

PRODUCTS AND TECHNOLOGY

FalconStor’s products and solutions are built on the IPStor software platform that provides the most reliable and complete disk-based data protection and storage virtualization solutions. FalconStor data protection solutions accelerate or eliminate the backup window, which allows users to operate 24x7 without any disruption to their business applications or services and to recover any service in minutes, anytime, anywhere, with 100% data integrity. FalconStor offers the following core data protection products: VTL with deduplication, CDP, NSS, and FDS. In addition FalconStor provides a high-performance SAN-based file system, HyperFS, for data-intensive applications. All FalconStor data protection products are enabled with WAN-optimized replication technology for cost-effective disaster recovery and remote/branch office protection. FalconStor solutions share several key technologies that foster seamless integration and offer a competitive edge.

All FalconStor solutions are developed under the same requirements and framework defined as Available, Managed, Protected and Efficient Services (AMPES). The goal of this framework is to provide optimized service availability while reducing infrastructure acquisition and operating costs.

Available - FalconStor solutions employ a clustered architecture to ensure that there is no single point of failure and that all components are redundant for optimum availability. This architecture allows us to deliver a highly scalable infrastructure for both block and file data services.

Managed - FalconStor solutions are built on a common storage virtualization technology platform, allowing FalconStor to deliver comprehensive yet integrated storage and data protection solutions with a universal management paradigm and tools. A unified management console allows central management and enforcement of global policies across the IT infrastructure, which in turn translates into lower management costs, consistent and persistent processes and better visibility into the state of the infrastructure and the data through global and comprehensive reports.

Protected - Traditional backup processes are ill-equipped to protect exponentially growing data stores or highly efficient virtual server infrastructures. FalconStor solutions were built with those challenges in mind. By transforming the backup process from a daily patch job to a continuous process, FalconStor solutions not only eliminate the backup window and reduce recourse overhead to virtually zero but also enable very aggressive recovery-point and recovery-time objectives that converge to near-zero recovery time and zero data loss. FalconStor solutions offer the latest in data protection technologies including, snapshots, mirroring, and replication, and they integrate with all major operating systems and business applications to deliver the most granular and rapid recovery possible.

Efficient - FalconStor’s integrated data protection and recovery solutions are designed to deliver the highest resource efficiency to reduce costs and to improve performance. This includes space-efficient snapshots, WAN-optimized replication, dynamic read-write caching with solid-state memory or solid-state drives (SSD), and instant data and system recovery.

FalconStor’s data protection solutions address the full spectrum of data protection business challenges, from the need to accelerate backup to the need to recover data after a disaster.  One of the largest challenges customers are facing today is massive data growth. According to a survey published in November 2010 by Gartner, 47% of the respondents ranked data growth in their top three challenges with 62% of those respondents stating that they plan to expand hardware capacity at existing data centers by the end of 2011; while 30% plan to build entirely new data centers. Gartner research director, April Adams, states data capacity on average in enterprises is growing at 40% to 60% year over year due to a number of factors, including an explosion in unstructured data, such as e-mail and documents that have to be stored due to regulatory requirements that continue to evolve and change.  Gartner Analyst, David Cappuccio estimates enterprise data growth to be 650% by 2015 and that 80% of this will be unstructured data.

Backup windows have not only shrunk, for many organizations they have disappeared altogether. Traditional backup also has been plagued with media and hardware failures. These are some of the issues addressed by FalconStor VTL or FalconStor FDS, depending on the customers’ environments. In addition, the time to recover is also shrinking, so companies need more recovery points and times, rather than the once-a-day recovery point offered by daily backup. For this, customers turn to the FalconStor CDP solution to provide them with instant data availability and with many granular points of recovery. To improve the day-to-day management issues that arise from explosive storage growth, customers use the FalconStor NSS solution to virtualize, to provision, and to protect their data. And for protecting remote office data from disasters, FalconStor has built a highly efficient replication solution that integrates with all of its data protection product lines - VTL, CDP, NSS, and FDS. Because all of these solutions are built from a single technology platform, deployment is simplified and businesses benefit from the peace of mind of knowing that FalconStor solutions work together in an easily managed and a highly efficient fashion, with high data availability and rapid recovery always paramount.

Deployment options

FalconStor sells its solutions as standalone software, as software pre-installed on FalconStor-supplied hardware appliances, or as virtual appliances.

Solutions

FalconStor offers a wide range of data protection and storage virtualization solutions, as well as a massively scalable file system:

•	Storage Virtualization, Provisioning, and Management – FalconStor NSS

•	Tape Backup Optimization – FalconStor VTL

•	Unified Backup and Disaster Recovery – FalconStor CDP

•	Storage Capacity Optimization – FalconStor FDS

•	High-Performance, Scalable File System – HyperFS

FalconStor provides data protection services at all levels – from operating systems and application software, to files, databases, and messaging data – across the entire organization. Our products are scalable in order to address the needs of small/medium businesses, large organizations, and global enterprises. Our solutions offer high availability (HA) through RAID, synchronous and asynchronous mirroring, HA failover, and clustering technologies.

Network Storage Server (NSS)

The FalconStor® Network Storage Server (NSS) solution integrates storage virtualization and provisioning across multiple disk arrays and connection protocols for an easy-to-use, scalable SAN solution. From a small iSCSI virtual server lab to an enterprise-class Fibre Channel SAN running Tier-1 database applications, FalconStor NSS is designed to meet all of the storage needs of any organization.

By virtualizing storage on any disk array, FalconStor NSS provides the ability to pool and tier disk assets, simplifying provisioning, reducing allocation errors, and maximizing resource utilization. This allows IT organizations to avoid over-provisioning of disk resources and to bring new servers and projects online quickly and efficiently. FalconStor NSS incorporates a full set of application-aware data protection services, including real-time synchronous mirroring, volume snapshots, and site-to-site WAN-optimized data replication, for disaster recovery.

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

Virtual Tape Library (VTL)

The FalconStor® Virtual Tape Library (VTL) solution is the industry’s leading virtual tape solution, and we believe it is unmatched in terms of performance and scalability. With virtual tape, backups complete faster and more reliably, with little or no change needed to the backup environment. It enhances backup operations seamlessly without changing any backup processes or policies. Sophisticated physical tape integration and data security complete the solution.  Designed from the start as an enterprise-class application, FalconStor VTL can achieve high backup speeds allowing users to solve the single biggest issue in backup: meeting the backup window.

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

In addition, FalconStor CDP delivers instant data availability and reliable recovery, bringing business applications back online in a matter of minutes after a failure. Using a wealth of sophisticated technologies — including application integration, physical-to-virtual recovery, and WAN-optimized replication — entire systems can be restored in under ten minutes. Lost files can be recovered in as little as two minutes. Data is protected in its native format and is instantly accessible. With FalconStor CDP, the recovery time objective (RTO) changes from hours to minutes, minimizing system downtime and economic impact.

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

File-interface Deduplication System (FDS)

The FalconStor® File-interface Deduplication System (FDS) offering extends FalconStor’s deduplication technology to service a broader set of applications that goes beyond tape backup applications.  FalconStor FDS allows companies to optimize storage capacity services for disk-to-disk backup and archiving applications.

FalconStor FDS presents network-attached storage (NAS) interface accessibility to a block-level deduplication repository through common LAN-based file-access protocols such as CIFS and NFS. Its deployment simplicity easily extends the FalconStor data deduplication technology across multiple applications. FalconStor FDS delivers global deduplication and is enabled with a WAN-optimized replication option for cost-effective DR implementations. Its high availability feature provides a value in the market to organizations that depend on the data deduplication infrastructure to support their backup and DR environments.

FalconStor FDS is also offered as a Virtual Appliance, providing remote and branch offices as well as small enterprises with an economical data deduplication solution. The Virtual Appliance deployment model can eliminate tape-based backup processes at the remote office and the costs and risks associated with physical tape shipments.

HyperFS

The HyperFS® solution is an innovative file system that simplifies the management and access of multiple types of large files. The HyperFS file system meets the challenges of today’s demanding applications by offering remarkable performance and scalability. It supports up to 144PB of storage and tens of billions of files in a single file system together with hundreds of clients in a single global name space. Storage capacity can be added rapidly and dynamically.

The HyperFS solution can be integrated with leading third-party hardware. This solution takes full advantage of an enterprise’s existing storage resources and provides low-cost, high-performance, cross-platform technology that is easily scalable and highly available.

The HyperFS solution can also be implemented with FalconStor® Network Storage Server (NSS) gateway software. This configuration works with any FalconStor NSS certified gateway server hardware and storage array, and enables comprehensive data protection, storage virtualization, and thin provisioning. When deployed in this manner, the HyperFS solution leverages all of the SAN and data protection benefits and features of FalconStor NSS, including built-in snapshots, WAN-optimized replication, and data migration for maximum data availability.

Application-Aware Snapshot Agents

FalconStor Snapshot Agents automate and minimize quiescence time during data replication, backup, and other snapshot-based operations to ensure transactional integrity and point-in-time consistency of Windows, Unix, Linux, and VMware systems, databases applications and messaging stores for fast time-to-recovery.  Snapshot Agents are available for IBM® DB2® UDB, Informix®, Microsoft® SQL Server, Oracle®, Prevasive.SQL®, Sybase®, IBM Lotus Notes®/Domino, Microsoft® Exchange Server, Microsoft® Hyper-V, Microsoft® VSS, Novell® Groupwise®, VMware, and many file systems.

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

Disaster Recovery Automation

The RecoverTrac™ disaster recovery (DR) automation tool is included as a standard feature of the FalconStor NSS and the FalconStor CDP solutions to automate complex, time-consuming and error-prone failover and failback operations of systems, applications, services, and entire datacenters. The RecoverTrac tool streamlines the implementation, testing and execution of DR operations; and it minimizes service failover time between sites and reduces DR costs by offering full recovery from physical to virtual server infrastructures.

BUSINESS STRATEGY

FalconStor intends to maintain its position as the leading provider of open disk-based data protection and storage virtualization solutions serving enterprises and SMBs worldwide. FalconStor intends to achieve this objective through the following strategies.

Disk-Based Data Protection Leadership

FalconStor intends to continue to leverage the protocol-independent, unified architecture, and robust open data protection technology of its solution to maintain a leadership position in the enterprise and SMB disk-based data protection software markets. FalconStor plans to continue its leadership in this market through its deep commitment to research and development and through continued rapid technology innovation. For information on our research and development expenditures, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

Expand Product Offerings

In 2010, FalconStor continued to develop its product portfolio aggressively. In February, the Company announced enhancements to the FalconStor® File-Interface Deduplication System (FDS) to deliver enterprise-class functionality and high-performance.  In addition, Nexsan became the first FalconStor technology partner to incorporate the enhancements into its storage offering in the Nexsan DeDupe SG 2.0 family of deduplication appliances. Most notable enhancements to the FalconStor FDS included support for the Symantec OpenStorage (OST) option delivering 5.4 terabytes per hour of backup data throughput and ingest rates of 1.5 gigabytes per second over two 10 Gigabit Ethernet links for double the performance. The FalconStor FDS solution was selected in March 2010 by Government Computer News (GCN) as the top storage product and the best of show overall at FOSE, held in Washington, D.C. The GCN Best of FOSE Awards are bestowed on technology products that demonstrate outstanding and innovative approaches to critical issues facing government users.  Calling FalconStor FDS “a file deduplication system that could represent the next wave in storage,” and "a significant step in streamlining storage,” GCN elevated the product to best of show over the 14 other category winners and the nearly 100 products introduced at FOSE by more than 65 technology companies.

In March 2010, FalconStor and Violin Memory announced the first flash-memory-based storage system that simultaneously accelerates reads and writes for mission-critical applications as well as general SAN performance. The FalconStor® NSS SAN Accelerator doubles SAN performance, delivering high-speed access to stored data with minimal latency at a fraction of the cost of conventional solutions. The solution combines the FalconStor® Network Storage Server (NSS) Gateway, a Violin 1010 Flash Memory Appliance, and FalconStor's storage management software to create a virtual SAN out of new or existing storage resources while introducing a solid-state memory array as a caching platform for all application data requiring the fastest input/output (I/O). The integrated solution uses an economical amount of solid-state storage as a caching platform. Lab tests of the FalconStor NSS SAN Accelerator conducted by FalconStor show that a solid-state layer of 1 percent of a SAN´s total storage capacity will increase overall SAN performance greater than 100 percent.  The FalconStor NSS SAN Accelerator was later named a 2010 Product of the Year finalist by Storage Magazine and SearchStorage.com.

In April 2010, at the National Association of Broadcasters (NAB) conference, FalconStor introduced the HyperFS file system, a high-performance, massively scalable solution for data-intensive applications that generate very large numbers of files. The HyperFS solution is an innovative file system that simplifies the management of large files, providing high-speed, low-latency file access to heterogeneous clients across a global repository. The solution scales to 144PB of data with support for billions of large files, to meet the demands of customers in industries such as media and entertainment (M&E).

In August 2010, FalconStor announced a solution to enhance the performance and protection of VMware virtual desktop environments. The FalconStor® Network Storage Server (NSS) SAN Accelerator for VMware View™ is an SSD-enhanced storage solution that increases the performance of VMware virtual desktop environments while delivering integrated, multi-tier data protection. The solution performs backup and recovery for the entire virtual desktop environment and for each virtual desktop, as well as enables integrated self-service file recovery for individual virtual desktop users.

Expand Corporate Visibility

Throughout 2010, FalconStor took significant steps to increase our market presence and awareness. First, we increased our online presence in the form of banner ads on key media and industry community sites, as well as advertisements in search engines such as Google.  In addition, we updated the look and feel of the corporate website, provided a more user-friendly navigation, created greater search-engine optimization with enriched content, and  added additional resources, streaming media, and downloads.  The site is now being hosted by a leading web hosting company to ensure 24/7 global availability to our customers and partners.

Second, through the release of new products, strategic relationships, and customer wins, we continued to increase our engagement with the press, analyst, and blogging communities to create awareness of and credibility for our data protection message. We have stepped up our participation in online social networking sites and social media outlets such as YouTube, Linkedin, Flickr, and Twitter, as well as online conversations both with our own FalconStor expert bloggers and by monitoring and commenting on other blogs.

We have heavily reinforced our outreach with the press and analyst community to bring our comprehensive disk-based data protection message to the market. Our focus has turned significantly to highlighting our success with our customers and partners throughout the world, as well as the value our solutions bring to solving their data protection challenges. This broad effort has led to several awards and accolades:

•	FalconStor FDS earns Best of Show at FOSE 2010, recognized as the "Next Wave in Storage;”
•	Everything Channel awards FalconStor Software 2010 Five-Star Partner Program Guide Certification;
•
FalconStor customer Earth Rangers, is selected by Storage Networking World as a winner in the Spring 2010 "Best Practices" Awards Program in the category of green computing, energy efficiency and the data center;

•	FalconStor customer LionBridge, is selected by Storage Networking World as a finalist in the Spring 2010 “Best Practices” Awards Program in the category of Virtualization and Cloud Computing;
•	FalconStor NSS SAN Accelerator earns recognition at the Long Island Software Awards (LISA) as a top software product;
•	Business Solutions magazine’s VAR subscribers select FalconStor Continuous Data Protector as a Best Channel Product in both the Backup and the Data Protection categories;
•
FalconStor customer Victoria College, is selected by Storage Networking World as a finalist for its Fall 2010 “Best Practices” Awards Program in the Best Practices in Storage Resiliency, Data Protection and Recovery category;

•	TechTarget China awards FalconStor CDP a Best Backup & DR Product Award for 2010;
•	The FalconStor NSS SAN Accelerator solution was named a 2010 Product of the Year finalist by Storage Magazine and SearchStorage.com.

We anticipate that this positive recognition will continue throughout 2011, as we continue to innovate and as we refine our message to address new market conditions while delivering targeted marketing campaigns.

In addition, we increased our investment in our partners for joint marketing and field engagement. We have also expanded our channel by partnering with new distributors and direct market resellers (DMR) to further penetrate the mid-range market and to extend our channel and customer reach.

Scalable Packaging

All FalconStor solutions support variable deployment options offering greater flexibility to seamlessly fit within our customers’ environments and to respond to their exact needs and requirements. The scalability of our solutions can support the smallest environments such as remote and branch offices (ROBO) with prepackaged virtual appliances or small hardware appliances, as well as the largest deployments supporting multi-petabyte environments in large datacenters.

The different packaging options include virtual appliances for small and remote offices, storage appliances for small to medium enterprises, and clustered gateway appliances and software appliance kits for large enterprise deployments.

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

Expand Software and Hardware Strategic Alliances with Industry Leaders

In June 2010, FalconStor entered into a Limited Procurement Agreement with Hitachi Data Systems to resell the FalconStor Virtual Tape Library (VTL) with deduplication and the FalconStor File-interface Deduplication System (FDS), both integrated with the Hitachi Adaptable Modular Storage 2000 family. This arrangement enabled the combination of industry-leading high-performance storage arrays with the world’s number one VTL/deduplication system and a high-performance LAN-based deduplication system.

Also in June 2010, FalconStor Japan and Fujitsu Software Technologies (FST) entered into a partnership in which FST will resell FalconStor’s backup and disaster recovery (DR) solutions in the Japanese market and provide consulting services, system deployment and post-sales support to customers. FalconStor’s suite of data protection solutions complements FST’s low-end backup software and high-end array-based mission-critical offerings with a set midrange solutions that complete FST’s backup and DR product lineup.  As a result, the partnership is designed to accelerate sales of FalconStor’s data protection solutions in Japan.

FalconStor entered into a managed services and reseller agreement with HP Enterprise Services.  Under the terms of the agreement, effective October 1, 2010, FalconStor Network Storage Server (NSS) software will be used to create new disaster recovery (DR) and business continuity offerings for HP Business Continuity & Recovery Services (BCRS) customers. This agreement enables HP Enterprise Services to add new heterogeneous replication services to the comprehensive offerings of HP BCRS as well as the full data protection capabilities of the FalconStor NSS solution.

Identify and Nurture New Growth Drivers

FalconStor has made key investments in several areas from which we expect growth in the coming years. We believe we are positioned to take advantage of the rapid storage growth in China and Japan. Our OEM relationships with Acer, Inspur Group, and others, new relationships with Hitachi Data Systems, Fujitsu, and HP, and the joint development/production agreement with The Chinese Academy of Science for enterprise-class storage, archiving and compliance solutions, should continue our growth in Asia.

According to a Gartner survey published in November 2010, 50% of respondents stated that the most significant driver for strategic change in the data center in 2011 will be the need for business continuity and availability. Cost containment initiatives ranked second with 37%, followed by the need to maintain or improve user service levels and satisfaction at 36%.  In addition, 50% of respondents globally expect to expand the capacity of their existing data centers by the end of 2011, while 30% expect to build one or more new data centers, and 21% expect to consolidate some data centers down.   Regarding cloud-based services, 41% of respondents worldwide plan to invest in cloud computing or cloud services by the end of 2011.

Industry analysts predict that technologies such as data deduplication, storage virtualization, and network bandwidth optimization are on the top of almost every IT project list for 2011. We believe that FalconStor will see a growing demand for its products and solutions, as a market leader of disk-based data protection solutions, and as a leading developer of technologies such as data deduplication, storage virtualization, and WAN-optimized replication.

As the server virtualization market continues to gain rapid adoption, we anticipate a growing need for integrated storage and server virtualization solutions for maximizing IT productivity and business continuity. This combination of solutions will improve data center resource management by increasing utilization of existing physical resources, while optimizing virtual infrastructure performance through real-time data migration, to deliver more cost-effective and reliable high-availability and disaster recovery. In 2010, we strengthened our relationships with vendors like VMware and Microsoft and we have developed more integration tools and solutions to support and enhance these environments. We expect that in 2011 these relationships and joint technology solutions will continue to grow and will put FalconStor in a strong position to service customers that are looking at deploying these solutions.

In a report published in August 2010 entitled “Best Practices for Addressing the Broken State of Backup,” Gartner confirms the widespread need in the IT industry to update traditional methods for backup and disaster recovery and to migrate to next-generation disk-based data protection technologies, which FalconStor solutions employ. FalconStor was positioned in the Visionaries quadrant of the Gartner “Magic Quadrant for Enterprise Disk-Based Backup/Recover,” published in January 2011, which recognized FalconStor for its process, quality, and customer focus in its mission to deliver service-oriented data protection with its disk-based backup and recovery solutions.

SALES, MARKETING AND CUSTOMER SERVICE

FalconStor plans to continue to sell our products primarily through original equipment manufacturers (OEMs), strategic alliances, value-added resellers (VARs) or solution providers, large system integrators, Direct Market Resellers (DMRs), and distributors.

OEM Relationships. OEMs collaborate with FalconStor to integrate FalconStor technology into their own product offerings or to resell FalconStor technology under their own label.

VAR, and Distributor Relationships. FalconStor has entered into VAR and distributor agreements to help sell our products in various geographic areas. We have revamped our sales and marketing infrastructure to further support and expand our network of VARs worldwide. FalconStor’s VARs and distributors market various FalconStor products and receive a discount off of the list price on products sold. FalconStor’s scalable solutions are also being deployed by Managed Service Providers (MSP) to deliver online data protection and recovery services across different vertical markets.

Strategic Alliances.  FalconStor has agreements with strategic partners to adapt FalconStor products for use in the strategic partners’ special-purpose storage appliances.

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

COMPETITION

As the demand for data protection and network-based storage products and services increases, more competitors will enter this high-growth market segment. Although there are several companies attempting to offer data protection for specific environments, FalconStor believes it is the only software-based solution provider capable of delivering a high level of data protection services across the data center, crossing the infrastructure boundaries between virtual and physical server environments. FalconStor holds multiple patents on key technologies that enable and optimize our data protection and data reduction platform. We believe that our integrated services and products based on our common storage virtualization platform – including NSS, VTL, CDP, FDS, and WAN-optimized replication for remote offices and data centers – are unique to the industry.

Although some of FalconStor’s products provide capabilities that put them in competition with products from a number of companies with substantially greater financial resources, FalconStor is not aware of any other software company providing the same level of data protection and recovery speed and capabilities for both physical and virtual infrastructures. FalconStor believes that the principal competitive factors enhancing its marketability include product features such as scalability, data availability, ease of use, price, reliability, hardware/platform neutrality, and customer service and support.

As FalconStor continues its move into the non-enterprise market, the products and services offered by its partners may compete with existing or new products and services offered by current and new entrants to the market.

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

INTELLECTUAL PROPERTY

FalconStor’s success is dependent in part upon its proprietary technology. The IPStor platform forms the core of this proprietary technology. FalconStor currently has fourteen patents and numerous pending patent applications; and multiple registered trademarks – including “FalconStor Software” and “IPStor” – and pending trademark applications related to FalconStor and its products.

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

MAJOR CUSTOMERS

For the year ended December 31, 2010, we had one customer, EMC Corporation, which accounted for 10% of our total revenues. For the year ended December 31, 2009, we had two customers, EMC Corporation, and Oracle USA (formerly Sun Microsystems), which accounted for 14% and 12%, respectively, of our total revenues. For the year ended December 31, 2008, EMC Corporation and Oracle USA, accounted for 20% and 13%, respectively, of our total revenues. As of December 31, 2010, Hitachi Data Systems accounts receivable balance was 13% of our gross accounts receivable balance. As of December 31, 2009, there were no customers that accounted for more than 10% of our gross accounts receivable balance.

EMPLOYEES

As of December 31, 2010, we had 501 full-time and part-time employees, consisting of 215 in research and development, 154 in sales and marketing, 98 in service, and 34 in general administration. We are not subject to any collective bargaining agreements and believe our employee relations are good.

INTERNET ADDRESS AND AVAILABILTY OF FILINGS

Our internet address is www.falconstor.com. The Company makes available free of charge, on or through its Internet website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or (15)(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company complied with this policy for every Securities Exchange Act of 1934, as amended, report filed during the year ended December 31, 2010.

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

In October 2010, in connection with the USAO investigation, the Company received a grand jury subpoena seeking all documents relating to the Company’s September 29, 2010, disclosure of the improper payments. Since that time, the Company has received additional subpoenas and document requests from the USAO seeking, among other things, documents relating to certain of the Company’s employees and other information about the Company.

Also in October 2010, the Company received a subpoena from the SEC seeking, among other things, documentation relating to the Company’s dealings with the customer in connection with whose licensing of software  improper payments were  made and documentation relating to certain of the Company’s accounting practices. Since that time, the Company has received additional subpoenas seeking among other things, information related to certain of the Company’s employees, customers, policies and practices.

We are cooperating fully with the investigations of both the USAO and the SEC and have produced documents responsive to both subpoenas and the additional document request. We intend to produce more documentation, if and when requested by the USAO and the SEC and to continue to cooperate fully with both investigations.

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

We are among the defendants in two purported class action lawsuits by stockholders. We cannot predict the timing or the outcome of these actions, or whether we have adequate insurance to cover our costs and any damages.

In October 2010, two purported securities class actions (the “Actions”) were filed in the United States District Court for the Eastern District of New York on behalf of purchasers of the common stock of the Company between February 5, 2009 and September 29, 2010. The two Actions contain substantially similar allegations and causes of actions. The complaint in each of the Actions name as defendants the Company and Mr. Huai, as well as Wayne Lam an officer of the Company and James Weber the Company’s Chief Financial Officer and interim Chief Operating Officer. The complaints in each of the actions allege that the defendants made a series of materially false and misleading statements related to the Company’s business and operations in violation of the Securities Exchange Act of 1934, as amended. The following adverse facts are alleged: (i) that FalconStor was experiencing weak demand for its products and services; (ii) that FalconStor was making improper payments to secure a contract with at least one of its customers; and (iii) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about FalconStor and its prospects. The plaintiffs in each Action seek damages from the defendants. On November 1, 2010, the parties to one of the two Actions entered into a stipulation setting forth a schedule for an amended complaint and an answer or other response thereto. On November 3, 2010, the Actions were consolidated before Judge Edward R. Korman, and the Company anticipates that it will be receiving an amended complaint (the combined Actions are referred to as the “Class Action”).

Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or our by-laws.

We cannot predict when the Class Action will be resolved or its outcome. While we have insurance policies that we believe cover us for the allegations of the Class Action, there can be no assurance that the amount of insurance will be adequate to cover the costs of our defense of the Class Action or any damages that might be awarded against us or any defendant(s) to whom we owe indemnification.  Our insurers may deny coverage under the policies.  If the plaintiffs are awarded damages and our insurance is not adequate to cover the amounts, or our insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on our financial results, our cash flow and our cash reserves.

We are among the defendants in a putative derivative action lawsuit. We cannot predict the timing or the outcome of this action, or whether we have adequate insurance to cover our costs and any damages.

In January 2011, a Company shareholder filed an action in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company against the Company, each of the Company’s Directors, and Messrs. Huai, Lam and Weber (the “Derivative Action”). The Derivative Action alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets. The Derivative Action alleges that Mssers. Oxenhorn, Fischer, Kaufman, Lieber and Rubenstein breached their duties to the Company by allowing Mr. Huai to resign.

Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or our by-laws.

We cannot predict when the Derivative Action will be resolved or its outcome. While we have insurance policies that we believe cover us for the allegations of the Derivative Action, there can be no assurance that the amount of insurance will be adequate to cover the costs of our defense of the Derivative Action or any damages that might be awarded against us or any defendant(s) to whom we owe indemnification.  Our insurers may deny coverage under the policies. If the plaintiffs are awarded damages and our insurance is not adequate to cover the amounts, or our insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on our financial results, our cash flow and our cash reserves.

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

ReiJane Huai, the former CEO and President, and the former Chairman of our Board of Directors, resigned and there have been other changes in our senior management.

On September 29, 2010, ReiJane Huai, our CEO and President, and the Chairman of our Board of Directors resigned from each of those positions in connection with improper payments made to a customer. Mr. Huai had broad experience and was highly regarded in the network storage solutions industry. Jim McNiel, who had been our Chief Strategy Officer, replaced Mr. Huai on an interim basis. On January 11, 2011, Mr. McNiel was appointed CEO and President. While Mr. McNiel has been a successful software industry executive, and has a broad range of experience in other areas, there can be no guarantee that Mr. McNiel will be able to lead and to grow the Company effectively.

Wai Lam, our Chief Technology Officer resigned effective November 5, 2010. Mr. Lam was involved in the development of nearly all of our software products. While Mr. Lam remains a consultant to us for two years, he no longer remains involved on a day-to-day basis. We have replaced Mr. Lam with another highly skilled engineer, but there can be no guarantee that our product development will continue at the same pace or quality.

On January 12, 2011, we announced the appointment of John Turner as our Vice President for North American Sales. Mr. Turner replaced Mr. McNiel, who had been acting in the role since Wendy Petty, the former head of sales for North America, took a leave of absence at the end of October, 2010.  Ms. Petty subsequently resigned from all roles with the Company. While Mr. Turner is a respected sales veteran in the software industry, the United States is our largest market and there is no guarantee the Mr. Turner will be able to recruit and manage an effective sales force.

Our revenues from certain key customers have been declining and there is no guarantee that we will be able to replace it.

Since 2004, revenue from EMC has accounted for 10% or more of our annual revenue.  However, over the past two years, the amount of revenue we have received from EMC, on both absolute and percentage bases, has steadily declined. Although EMC provided 10% or more of our revenue in 2010, and while we believe that we will continue to receive revenue from EMC, we do not believe that EMC will provide 10% or more of our revenues in 2011 or beyond.

Revenue from Oracle USA (formerly Sun Microsystems), which for the past few years provided 10% or more of our annual revenue, has also declined and was not 10% or more of our revenue for 2010. While our contract with Sun has not been terminated by Oracle USA, we currently have no expectation of continued meaningful revenues from Oracle USA.

We are attempting to replace the revenue we formerly received from EMC and Oracle USA with revenue from other partners and from our FalconStor-branded solutions, but there is no guarantee that we will be successful in these attempts.

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

Once software is developed, the cost of licensing each individual copy of the software is lower than the cost of selling an appliance. In addition to the costs associated with licensing software, with sales of turn-key appliances we incur the cost of the hardware itself. Margins on hardware sales are typically quite small, so the overall margin on the sale of an appliance is lower than the sale of a license to stand-alone software.

Software license sales to OEMs typically have the highest margins, because no salespeople are compensated, support costs are typically lower, and marketing expenses are minimal. Sales of FalconStor-branded appliances and software require us to compensate salespeople, to provide customer support and to market the products, all of which reduce our profit margins.

We had losses for fiscal years 2010 and 2009 and we cannot guarantee that we will return to profitability.

We have operated at a loss for each of the past two years.  We are, and have been, attempting to increase revenues and to decrease costs, but there can be no guarantee that we will be profitable again. If our losses continue, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or the research and development activities on which we are dependent.

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

We may not be able to penetrate the small/medium business markets.

We offer products for the small/medium business (SMB) market. Our products may not be attractive to the SMB market, or we may not be able to reach agreements with OEMs and resellers with significant presences in the SMB market. If we are unable to penetrate the SMB market, we will not be able to recoup the expenses associated with our efforts in these markets and our ability to grow revenues could suffer.

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

We rely on our resellers and our OEM customers for most of our sales.

The vast majority of our sales come from sales to end users of our products by our resellers and by our OEM customers. These resellers and OEM customers have limited resources and sales forces and sell many different products, both in the data protection and the network storage software markets and in other markets. The resellers and OEM customers may choose to focus their sales efforts on other products in the data protection and the network storage software markets or other markets. The OEM customers might also choose not to continue to develop or to market products which include our products. This would likely result in lower revenues to us and would impede our ability to grow our business.

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

The failure of our resellers to sell our products effectively could have a material adverse effect on our revenues and results of operations.

We rely significantly on our value-added resellers, direct market resellers, systems integrators and corporate resellers, which we collectively refer to as resellers, for the marketing and distribution of our software products and our services. However, our agreements with resellers are generally not exclusive, are generally renewable annually and in many cases may be terminated by either party without cause. Many of our resellers carry products that are competitive with ours. These resellers may give a higher priority to other products, including those of our competitors, or may not continue to carry our products at all. If a number of resellers were to discontinue or reduce the sales of our products, or were to promote our competitors’ products in lieu of ours, it would have a material adverse effect on our future revenues. Events or occurrences of this nature could seriously harm our sales and results of operations. In addition, we expect that a significant portion of our sales growth will depend upon our ability to identify and attract new reseller partners. The use of resellers is an integral part of our distribution network. We believe that our competitors also use reseller arrangements. Our competitors may be more successful in attracting reseller partners and could enter into exclusive relationships with resellers that make it difficult to expand our reseller network. Any failure on our part to expand our network of resellers could impair our ability to grow revenues in the future.

A significant portion of our receivables is concentrated with one customer.

As of December 31, 2010, Hitachi Data Systems accounts receivable balance was 13% of our gross accounts receivable balance. We currently have no reason to expect that Hitachi Data Systems will fail to pay the amounts invoiced, but the concentration of this receivable means that any failure by Hitachi Data Systems to pay us would have a material impact on us.

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

Our future success is partially dependent upon establishing and maintaining successful relationships with the right channel partners. A majority of our revenue is generated by sales through our channel partners, and we expect channel sales to continue to make up the majority of our total revenue in the future. Accordingly, our revenues are largely dependent on the effective sales and lead generation activities of these channel partners.

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

In the past, companies with whom we have OEM relationships have been acquired by other companies. In 2009, Oracle announced it was acquiring Sun and Hewlett Packard announced it was acquiring 3Com, the parent of our Chinese OEM. These acquisitions caused disruptions in the sales and marketing of our products and have negatively impacted our revenues. If additional key customers are acquired, the acquiring entity might choose to stop offering solutions containing our software. Even if the solutions continued to be offered, there might be a loss of focus and sales momentum as the companies are integrated.

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

Our ability to sell our products is highly dependent on the quality of our services offerings, and our failure to offer high quality support and professional services would have a material adverse affect on our sales of our products and results of operations.

Our services include the assessment and design of solutions to meet our customers’ data protection and storage management requirements and the efficient installation and deployment of our products based on specified business objectives. Further, once our products are deployed, our customers depend on us to resolve issues relating to our products. A high level of service is critical for the successful marketing and sale of our software. If our partners or we do not effectively install or deploy our applications, or succeed in helping our customers quickly resolve post-deployment issues, it would adversely affect our ability to sell software products to existing customers and could harm our reputation with potential customers. As a result, our failure to maintain high quality support and professional services would have a material adverse effect on our sales of our products and results of operations.

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

Historically, information technology spending has been higher in the fourth and second quarters of each calendar year and somewhat slower in the other quarters, particularly the first quarter. Our quarterly results reflected this seasonality in 2010, and we anticipate that our quarterly results for 2011 will show the effects of seasonality as well.

Our future performance will depend on many factors, including:

•
developments arising from the investigations by the United States Attorney’s Office and the Securities and Exchange Commission, the two purported class action law suits and the derivative action lawsuit;

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

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended December 31, 2010, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $2.39 and $4.65 per share, and subsequent to December 31, 2010, the closing price has been as high as $4.91 per share. The market price of our common stock may be significantly affected by the following factors:

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

As of December 31, 2010, we held short-term and long-term marketable securities aggregating $19.5 million. We invest in a mixture of corporate bonds, government securities and marketable debt securities, the majority of which are high investment grade, and we limit the amount of credit exposure through diversification and investment in highly rated securities. However, investing in highly rated securities does not entirely mitigate the risk of potential declines in market value. A further deterioration in the economy, including further tightening of credit markets or significant volatility in interest rates, could cause our marketable securities to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

As of December 31, 2010, we had options to purchase 12,192,884 shares of our common stock outstanding, and we had an aggregate of 839,422 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $5.22 per share. We also had 2,232,882 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. Subsequent to December 31, 2010, we issued 1,520,000 stock options, of which 1,220,000 are subject to shareholder approval, and 90,000 shares of restricted stock to James P. McNiel, President and Chief Executive Officer. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (8) Share-Based Payment Arrangements to our consolidated financial statements.

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

China is becoming a significant market for our products and we are increasing our operations in China. In addition to two joint ventures with the Chinese Academy of Science, we have OEM agreements with several Chinese companies.  We also have research and development and sales offices in China employing a total of 57 people as of December 31, 2010. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

Our success is dependent upon our proprietary technology. Currently, the IPStor software suite is the core of our proprietary technology. We have fourteen patents issued, and we have multiple pending patent applications, numerous trademarks registered and multiple pending trademark applications related to our products. We cannot predict whether we will receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company’s headquarters are located in an approximately 45,000 square foot facility in Melville, New York.  Offices are also leased for development, sales and marketing personnel, which total an aggregate of approximately 66,000 square feet in Le Chesnay and Toulouse, France; Taipei and Taichung, Taiwan; Tokyo, Japan; Beijing, Shenzhen, Shanghai, and Hong Kong, China; Munich, Germany; Seoul, Korea; Kuala Lumpur, Malaysia; North Sydney, Australia; London, UK; Singapore; Newport Beach and Fremont, California; and Acton, Massachusetts. Initial lease terms range from one to eight years, with multiple renewal options.

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

In October 2010, in connection with the USAO investigation, the Company received a grand jury subpoena seeking all documents relating to the Company’s September 29, 2010, disclosure of the improper payments. Since that time, the Company has received additional subpoenas and document requests from the USAO seeking, among other things, documents relating to certain of the Company’s employees and other information about the Company.

Also in October 2010, the Company received a subpoena from the SEC seeking, among other things, documentation relating to the Company’s dealings with the customer in connection with whose licensing of software  improper payments were  made and documentation relating to certain of the Company’s accounting practices. Since that time, the Company has received additional subpoenas seeking among other things, information related to certain of the Company’s employees, customers, policies and practices.

The Company is cooperating fully with the investigations of both the USAO and the SEC and has produced documents responsive to all subpoenas and document requests. The Company intends to produce more documentation, if and when requested by the USAO and the SEC and to continue to cooperate fully with both investigations.

The Company cannot predict the scope, timing, or outcome of the USAO and SEC investigations and other matters referred to herein, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government contracts, and other remedies and sanctions, any of which could lead to an adverse impact on our credit ratings and ability to obtain financing, an adverse impact on the Company’s stock price, loss of additional senior management, the inability to attract or to retain key employees, and the loss of customers. In addition, under the law, any illegal acts of the Company’s employees may be ascribed to the Company. The Company cannot predict what impact, if any, these matters may have on its business, financial condition, results of operations, and liquidity.

Stockholder Litigation

In October 2010, two purported securities class actions (the “Actions”) were filed in the United States District Court for the Eastern District of New York on behalf of purchasers of the common stock of the Company between February 5, 2009 and September 29, 2010. The two Actions contain substantially similar allegations and causes of actions. The complaint in each of the Actions name as defendants the Company and Mr. Huai, as well as Wayne Lam an officer of the Company and James Weber the Company’s Chief Financial Officer and interim Chief Operating Officer. The complaints in each of the actions allege that the defendants made a series of materially false and misleading statements related to the Company’s business and operations in violation of the Securities Exchange Act of 1934. The following adverse facts are alleged: (i) that FalconStor was experiencing weak demand for its products and services; (ii) that FalconStor was making improper payments to secure a contract with at least one of its customers; and (iii) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about FalconStor and its prospects. The plaintiffs in each Action seek damages from the defendants. On November 1, 2010, the parties to one of the two Actions entered into a stipulation setting forth a schedule for an amended complaint and an answer or other response thereto. On November 3, 2010, the Actions were consolidated before Judge Edward R. Korman, and the Company anticipates that it will be receiving an amended complaint (the combined Actions are referred to as the “Class Action”).

The Company is thus unable to determine what claims will ultimately be asserted in the Class Action.  In addition key issues such as whether a class will be certified and, if so, who the members of the class will be and what time period the class will cover, have not yet been determined. The Company believes it has meritorious defenses to some or all of the claims of the Actions as filed and intends to file a motion to dismiss. The Company is therefore unable to estimate reasonably its exposure for the Class Action.

In January 2011, a Company shareholder filed an action in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company against the Company, each of the Company’s Directors, and Messrs. Huai, Lam and Weber (the “Derivative Action”). The Derivative Action alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets. The Derivative Action alleges that Messrs. Oxenhorn, Fischer, Kaufman, Lieber and Rubenstein breached their duties to the Company by allowing Mr. Huai to resign.

The Company believes that the shareholder failed to make, and was not excused from making, a demand on the Company’s Board to redress these grievances and the Company intends to file a motion to dismiss. The Company further believes that it has meritorious defenses to some or all of the claims of the Derivative Action as filed, and intends to file a motion to dismiss based on these grounds.

Counsel for the nominal Plaintiff has indicated that it expects to file an amended complaint. The Company is thus unable to reasonably estimate its exposure for the Derivative Action.

The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results, cash flows or liquidity.

Item 4.  Reserved

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “FALC”. The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods indicated as reported by Nasdaq:

	2010		2009
	High	Low	High	Low
Fourth Quarter	$3.37	$2.39	$4.60	$3.31
Third Quarter	$4.06	$2.62	$5.57	$4.27
Second Quarter	$3.50	$2.58	$4.85	$2.41
First Quarter	$4.65	$3.06	$3.77	$2.10

Holders of Common Stock

We had approximately 134 holders of record of Common Stock as of February 28, 2011. This does not reflect persons or entities that hold Common Stock in nominee or “street” name through various brokerage firms.

Dividends

We have not paid any cash dividends on our common stock since inception. We expect to reinvest any future earnings to finance growth, and therefore do not intend to pay cash dividends in the foreseeable future. Our board of directors may determine to pay future cash dividends if it determines that dividends are an appropriate use of Company capital.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans not approved by security holders.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (1) (2)	Weighted - Average exercise Price of Outstanding Options, Warrants and Rights (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (1) (2)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	13,032,306	$5.22	2,232,882

(1)
As of December 31, 2010 we had 2,232,882 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Plan is in effect, the number of shares of stock to which options may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. See Note (8) Share-Based Payment Arrangements to our consolidated financial statements for further information.

(2)
Does not include options to purchase 1,520,000 shares of our common stock, of which 1,220,000 are subject to shareholder approval, and 90,000 restricted shares of our common stock awarded to James P. McNiel on January 11, 2011.

Common Stock Performance: The following graph compares, for each of the periods indicated, the percentage change in the Company’s cumulative total stockholder return on the Company’s Common Stock with the cumulative total return of a) an index consisting of Hemscott Computer Software and Services companies, a peer group index, b) Morningstar Data Storage companies, a peer group index and c) the Russell 3000 Index, a broad equity market index. The graph includes an extra line for the Morningstar Data Storage industry group index. The reason for this addition is that as a result of the acquisition by Morningstar of Hemscott, the Hemscott Computer Software and Services index is being discontinued so going forward the Company will utilize the Morningstar Data Storage companies index as its industry peer group.

ASSUMES $100 INVESTED ON JANUARY 1, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2010

	Fiscal Year Ending
	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
FalconStor Software, Inc.	$100.00	$117.05	$152.37	$37.62	$54.94	$45.33
Russell 3000 Index	$100.00	$115.72	$121.66	$76.27	$97.89	$114.46
Morningstar Data Storage	$100.00	$117.57	$122.77	$58.75	$123.17	$159.38
Hemscott Computer Software & Services	$100.00	$113.79	$121.53	$74.50	$116.24	$129.09

There can be no assurance that the Common Stock’s performance will continue with the same or similar trends depicted in the graph above.

Issuer Purchases of Equity Securities

None.

Item 6.   Selected Financial Data

The selected financial data appearing below have been derived from our audited consolidated financial statements, and should be read in conjunction with these consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2010 (a)	2009	2008	2007 (b)	2006
	(In thousands, except per share data)

Revenues:
Product revenues	$51,905	$61,234	$61,566	$56,535	$40,922
Support and services revenues	30,939	28,225	25,459	20,864	14,144
Total reveneus	82,844	89,459	87,025	77,399	55,066

Cost of revenues:
Product	$9,291	$3,390	$2,636	$2,470	$2,135
Support and service	13,204	13,677	11,384	8,744	7,275
Total cost of revenues	22,495	17,067	14,020	11,214	9,411

Gross profit	$60,348	$72,392	$73,004	$66,185	$45,656

Operating expenses:
Research and development costs	25,849	26,610	25,150	22,405	20,022
Selling and marketing	40,845	42,255	38,097	29,656	23,713
General and administrative	11,243	9,875	8,746	8,024	5,828
Litigation settlement	--	--	--	--	799
Total operating expenses	77,937	78,740	71,993	60,085	50,362

Operating (loss) income	(17,589)	(6,348)	1,012	6,101	(4,706)

Interest and other (loss) income	(213)	(128)	1,689	2,329	1,650

(Loss) income before income taxes	(17,802)	(6,476)	2,700	8,430	(3,056)

Provision (benefit) for income taxes	17,574	(3,383)	1,498	(4,312)	319

Net (loss) income	$(35,376)	$(3,093)	$1,203	$12,742	$(3,375)

Basic net (loss) income per share	$(0.78)	$(0.07)	$0.03	$0.26	$(0.07)

Diluted net (loss) income per share	$(0.78)	$(0.07)	$0.02	$0.24	$(0.07)

Basic weighted average common shares outstanding	45,549	44,782	47,859	49,421	48,045

Diluted weighted average common shares outstanding	45,549	44,782	49,497	53,131	48,045

(a)
During 2010, we recorded a non-recurring tax provision of $16.3 million (included in our net tax provision of $17.6 million) as we concluded that we could no longer realize substantially all of our deferred tax assets on a more-likely-than-not basis, which resulted in an increase in a valuation allowance on our deferred tax assets previously recognized. See Note (6) Income Taxes to our consolidated financial statements for further information.

(b)
During 2007, we recorded a non-recurring tax benefit of $8.9 million (included within our net tax benefit of $4.3 million) primarily due to our recognition of a significant portion of our deferred tax assets through a reduction in our deferred tax asset valuation allowance.

CONSOLIDATED BALANCE SHEET DATA:

	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006
	(In thousands)

Cash, cash equivalents and marketable securities	$37,325	$41,783	$42,810	$62,904	$40,960
Working capital	35,475	46,097	48,329	71,845	46,934
Total assets	76,545	99,002	96,364	115,182	78,231
Long-term obligations	9,063	6,254	6,192	5,070	3,783
Stockholders’ equity	39,939	66,153	65,076	87,478	55,043

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

OVERVIEW

Our results of operations for 2010 were overshadowed by our discovery, in September, 2010, that improper payments had been made in connection with a customer’s licensing of software from us.  Following the discovery of the improper payments, ReiJane Huai, our President and Chief Executive Officer, and the Chairman of our Board of Directors, resigned from all positions with the Company. We conducted an internal investigation of the issue and we are being investigated by the United States Attorney’s Office for the Eastern District of New York and by the Securities and Exchange Commission. In addition, stockholder lawsuits have been filed against the Company. The investigations and the lawsuits are more fully described in Part 1, Item 3 – Legal Proceedings of this annual report on Form 10-K.

In response to these events, we made several changes to our management. In September 2010, James McNiel, previously a Vice President and our Chief Strategy Officer, was initially appointed interim Chief Executive Officer and interim President. James Weber, a Vice President and our Chief Financial Officer, was given the additional title and responsibilities of interim Chief Operating Officer. Eli Oxenhorn, one of our Directors, was named non-executive Chairman of the Board of Directors. Together, Messrs. McNiel, Weber and Oxenhorn conducted a thorough review of our operations and began to implement changes.

Some of these changes are as follows:  In January 2011, Mr. McNiel was appointed Chief Executive Officer and President. Also in January 2011, John Turner was named Vice President of Sales for North America.  Additional changes were made in the leadership of our engineering and support organizations.

The discovery of the improper payments and the ongoing investigations and civil lawsuits distracted us from, and continue to cause distraction to, our efforts to promote, market and sell our goods and services. In addition, these events could negatively impact the perception that customers or potential customers have of our Company which could reduce our potential revenues. We cannot predict how long the external investigations or the stockholder lawsuits will last or what the outcomes will be. We have also incurred, and will continue to incur, significant expenses, primarily for legal counsel and legal services providers, due to the internal and external investigations. At December 31, 2010, our cash, cash equivalents and marketable securities totaled approximately $37.3 million, compared with $41.8 million at December 31, 2009. We anticipate a further decrease in our cash, cash equivalents and marketable securities due to the costs resulting from the internal and external investigations.

With regard to our business operations, on a year over year basis we continued to see benefits from our renewed sales efforts for FalconStor-branded products. We also continued to reduce costs from our operations. Despite a 48% year over year decline in our OEM product revenues, our overall total revenues declined only 7%.

The year 2010 saw the full rollout of FalconStor-branded gateway appliances and complete turn-key appliances with integrated disks. These products integrate our software with standard hardware configurations. The integrated products were created in response to feedback we received from our resellers and the end users suggested that we could increase sales if we offered turn-key appliances.

We believe that the introduction of the turn-key appliances had a significant impact on our revenues in 2010.  While our non-OEM (Channel and direct) product revenues only increased 1% compared with 2009, our 2009 non-OEM product revenues included one order by a customer which represented 12% of our total non-OEM product revenues in 2009. This shows that the non-OEM product revenues of our branded appliances increased dramatically in 2010 compared with 2009.

We are continuing to invest in our FalconStor-branded products and in our channel development and marketing activities.  We expect that these investments will result in further increases in non-OEM product revenue in 2011.

As we expected, our OEM product revenues continued to decline in 2010. During 2009, two of our largest OEM customers – EMC, and Sun Microsystems– became involved in transactions that had substantial negative effects on our revenues.

In July 2009, EMC acquired Data Domain, Inc. This acquisition resulted in changes to EMC’s product lines and sales and marketing focus. As result, sales of the EMC products that incorporate our software continued to decline. Total revenue from EMC on an annual basis was still more than 10% of our total revenue for 2010, but a substantial portion of that revenue was attributable to maintenance and support fees for existing deployments, rather than for sales of new EMC products that incorporate our software. Our agreement with EMC runs through 2013, but there are no minimum revenue commitments from EMC. We do not expect that EMC will account for 10% or more of our revenue in any future period.

In June 2009, Oracle Corporation announced that it had reached an agreement to buy Sun Microsystems.  Before completing the acquisition, Oracle was required to get approval for the purchase from various jurisdictions worldwide. This approval process took several months, and at various points the statements of the regulators cast doubt on whether the transaction would be approved. Ultimately, the purchase of Sun was not completed until January 2010. During this period of delay and uncertainty, Sun suffered a substantial decline in its sales, including sales of the Sun products that incorporate our software.  Oracle has since discontinued the Sun product line that incorporated our software. We will continue to receive revenue for a period of time for support and maintenance of the existing installed Sun customer base, but the revenue will continue to decline.

Collectively, these two merger and acquisition events continued to cause a decline in our OEM product revenues.  OEM product revenues declined 48% in 2010 from 2009.

Overall, our total revenues for the full year decreased to $82.8 million from $89.5 million in 2009. This is a 7% year over year decrease in total revenues.  We currently anticipate that revenue will increase in 2011 compared with 2010.

Net loss for the year was $35.4 million compared with a net loss of $3.1 million in 2009. As discussed more fully below, included in our net loss for the year ended December 31, 2010 was an income tax provision of $17.6 million, compared with an income tax benefit of $3.4 million for the same period in 2009.We had stock-based compensation expense – which relates to stock options and restricted stock we grant to employees, officers and directors as part of our incentive compensation plan, and to some consultants as payment for services – of $8.7 million in 2010 and $ 8.8 million in 2009, which is reflected in the net results for each year.

 Typically, we look to operating income as another measure of our progress. This number enables us to measure and to compare our results of operations from one year to the next. Operating loss for 2010 was $17.6 million, compared with operating loss of $6.3 million in 2009. These numbers again include stock-based compensation expense. We attribute the decline in operating income from 2009 to 2010 primarily to the decrease in our OEM product revenues (as discussed above) and expenditures related to the governmental investigations.

As we expected, our gross margin showed a decline in 2010 from 2009. Sales of FalconStor-branded turn-key appliances require us to purchase hardware from third-party vendors.  Our margins on the resale of the hardware as part of an appliance are significantly lower than our margins on sales of software-only solutions, particularly sales to OEMs. Because sales of appliances have become the core of our business plan, our margins were bound to decrease.

Operating margin is a measure of operating efficiency. We incur research and development expenses before the product is offered for licensing. These expenses consist primarily of personnel costs for engineering and testing, but also include other items such as the depreciation and amortization of hardware and software used in development. We also have expenses for software support, sales and marketing, and general and administrative functions. Our operating margin decreased in 2010 to (21%), compared with (7%) in 2009. The impact of the equity-based compensation expense on operating margin in 2010 and 2009 was equivalent to 9% and 8%, respectively.

The key factors we look to for our future business prospects are:

•	our ability to establish and to expand relationships with resellers, and sales and re-orders by those resellers;

•	growth in deferred revenue;

•	the development and sales of our new products;

•	re-orders from existing customers; and

•	the growth of the overall market for data protection and storage solutions.

We anticipate that in 2011 product revenue by resellers and, to a lesser extent, direct licenses to end users, will continue to grow in both absolute dollars and as a percentage of sales. Increasing sales from our non-OEM business remains an area of focus for us and we have installed new leadership and made significant investments in our sales force and in our marketing team to help grow these sales. We expect these investments to take time to increase our sales. We also have instituted, and we will be instituting further, support, training and incentive programs intended to increase sales by resellers.

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

In 2010, we signed agreements with new resellers worldwide. The type of resellers with whom we are signing agreements has continued to evolve. While we still sign agreements with strong local and regional resellers, we have also entered into reseller agreements with national and multi-national resellers who have their own distribution networks. The enhanced distribution and marketing networks offered by these larger resellers should help us to continue to grow our sales.

We also terminated relationships with resellers who we believed were not properly selling our products in 2010. We will continue to enter into relationships with resellers and to discontinue relationships with resellers with whom we are not satisfied.

Our deferred revenues consist primarily of amounts attributable to future support and maintenance of our products. The level of deferred revenue is an important indicator of our success. Maintenance and support for our products is sold for fixed periods of time. Maintenance and support agreements are typically for one year, although some agreements are for terms in excess of one year. If we do not deliver the support needed by end users of our products or by our OEM partners and resellers, then they will not renew their maintenance and support agreements. If end users stop using our products, they also will not renew their maintenance and support agreements. An increase in deferred revenues thus indicates growth in our installed base and end user and OEM satisfaction with our products and our maintenance and support services. Our deferred revenue increased 6% to $23.5 million as of December 31, 2010, compared with $22.2 million as of December 31, 2009. We expect deferred revenue to continue to grow in 2011.

At the start of 2010, we instituted cost controls and new restrictions on hiring in an effort to better align our cost structure with our anticipated revenues.  These efforts paid off as our operating expenses decreased 1% in 2010 from $78.7 million in 2009 to $77.9 million in 2010. By way of comparison, our operating expenses increased by 9% from 2008 to 2009 and by 20% from 2007 to 2008. We did anticipate even greater savings in 2010, however the costs of our internal investigation of the misconduct that came to light, the government investigations, and the stockholder lawsuits negated some of our anticipated improvement in cost containment. These costs, primarily related to professional fees and fees for service providers, amounted to over $1.6 million.  We expect costs related to the governmental investigations and the stockholder suits to continue to impact our expenses in 2011. Included in our operating expenses for the years ended December 31, 2010 and 2009 was $7.5 million and $7.3 million, respectively, of share-based compensation expense.

We expect to continue to be affected by seasonality of the information technology business on a quarterly basis. Historically, information technology spending has been higher in the fourth and second quarters of each calendar year, and somewhat slower in the other quarters, particularly the first quarter. While our results were skewed by the impact of the strategic transactions affecting our OEM customers, our quarterly results reflected this seasonality in 2010, and we anticipate that our quarterly results for 2011 will show the effects of seasonality as well.

Accounting rules relating to share-based compensation expense continued to have a negative impact on our earnings in 2010. On an on-going basis we weigh the impact of the expense on our consolidated financial statements against the impact of discontinuing the grant of equity-based compensation to our worldwide workforce. It continues to be our view that the opportunity to participate in the growth of our Company is an important motivating factor for our current employees and a valuable recruiting tool for new employees. We will thus continue to apply the criteria and the methodology we have used in the past to determine grants of stock options or other equity-based compensation to our employees. For the management of our business and the review of our progress, we will continue to look to our results before share-based compensation expense. We will use these non-GAAP financial measures in making operating decisions because they measure the results of our day-to-day operations and because they provide a more consistent basis for evaluating and comparing our results across different periods.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2009

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

Revenues for the year ended December 31, 2010 decreased 7% to $82.8 million compared with $89.5 million for the year ended December 31, 2009. Our cost of revenues increased 32% from $17.1 million for the year ended December 31, 2009 to $22.5 million for the year ended December 31, 2010. Included in our cost of revenues for the years ended December 31, 2010 and 2009 were $1.1 million and $1.6 million, respectively, of share-based compensation expense. Our operating expenses decreased 1% from $78.7 million for the year ended December 31, 2009 to $77.9 million for the year ended December 31, 2010. Included in our operating expenses for the years ended December 31, 2010 and 2009 were $7.5 million and $7.3 million, respectively, of share-based compensation expense. In addition, we incurred approximately $1.6 million of legal and professional fees resulting from the internal and external investigations that commenced during the third quarter of 2010 and from stockholder lawsuits that were filed in the fourth quarter of 2010. Net loss for the year ended December 31, 2010 was $35.4 million compared with a net loss of $3.1 million for the year ended December 31, 2009. Included in our net loss for the year ended December 31, 2010 was an income tax provision of $17.6 million, compared with an income tax benefit of $3.4 million for the same period in 2009. During 2010, as part of our income tax provision, we recorded $16.3 million in connection with a valuation allowance on substantially all of our existing deferred tax assets due to our determination during the year that we would not utilize our deferred tax assets on a more-likely-than-not basis in future periods. The $3.4 million income tax benefit recorded during the year ended December 31, 2009, was primarily attributable to (i) a benefit of $1.4 million related to research and development credits we recognized during 2009, and (ii) the impact of our full year effective tax rate on our pre-tax losses for 2009.

Our overall 7% decline in revenues was primarily due to a significant decrease in our product revenue. This decline was partially offset by increases in our support and services revenues for the year ended December 31, 2010, compared with the same period in 2009. Our product revenues from our non-OEM partners increased 1%, while our product revenues from our OEM partners decreased 48%, for the year ended December 31, 2010, compared with the same period in 2009. Although, we had one transaction that accounted for 12% of the total non-OEM product revenue for the year ended December 31, 2009, our non-OEM product revenue still increased in 2010 as a result of our ongoing focus on the FalconStor-branded business for the year ended December 31, 2010. The decrease in our OEM product revenues continues to result primarily from the merger and acquisition activity that commenced during 2009 that affected some of our key OEM partners, specifically, EMC and Oracle USA (formerly Sun Microsystems). Historically, both EMC and Sun Microsystems each represented over 10% of our annual revenues. As we have stated over the past several quarters, we do not anticipate that revenues from either OEM partner will return to their historical peaks, which has resulted in our continued and ongoing focus of the non-OEM FalconStor-branded business. However, because of our well-established installed customer base, support and services revenues continued to grow and have not been as significantly impacted by the disruptions in our OEM channel.

Our operating expenses have decreased. Commencing in the second quarter of 2010, we implemented expense controls and put new restrictions on new hires. We have begun to recognize the benefits of these cost savings initiatives, but the full impact of these initiatives have yet to be recognized on a full year basis.  We will continue to evaluate the appropriate headcount levels to properly align requirements with our current and long-term outlook. Our worldwide headcount was 501 employees as of December 31, 2010, compared with 542 employees as of December 31, 2009.

Revenues

	Year Ended December 31,
	2010	2009
Revenues:
Product revenue	$51,905,096	$61,234,075
Support and services revenue	30,938,650	28,225,106

Total Revenues	$82,843,746	$89,459,181

Year-over-year percentage growth
Product revenue	-15%	-1%
Support and services revenue	10%	11%

Total percentage growth	-7%	3%

Product revenue

Product revenue is comprised of sales of our software integrated with industry standard hardware creating a turn-key solution or integrated solution, and our stand-alone software applications. The products are sold through our OEMs, and through (i) value-added resellers, (ii) distributors, and/or (iii) directly to end-users (collectively “non-OEMs”). These revenues are recognized when, among other requirements, we receive a customer purchase order or a royalty report summarizing stand-alone software applications sold, or integrated solutions are sold and/or permanent key codes are delivered to the customer.

Product revenue decreased 15% from $61.2 million for the year ended December 31, 2009 to $51.9 million for the year ended December 31, 2010. Product revenue represented 63% and 68% of our total revenues for the years ended December 31, 2010 and 2009, respectively. The decrease in product revenue was primarily attributable to a decline of 48% in product revenue from our OEM partners for the year ended December 31, 2010, compared with the same period in 2009. This decrease was offset partially by an increase in our non-OEM product revenues of 1% for the year ended December 31, 2010, compared with the same period in 2009. We had one transaction that accounted for 12% of the total non-OEM product revenue for the year ended December 31, 2009. While this one transaction was not repeated in 2010, the absence of this revenue was offset in 2010 by increases in our non-OEM product revenues as a result of our ongoing focus on the FalconStor-branded business. The decrease in our OEM partner product revenue was primarily attributable to the impact of merger and acquisition activity involving some of our key OEM partners that commenced during 2009. We do not anticipate that revenues from these OEM partners will return to their historical peaks. Product revenue from our non-OEM partners represented 80% and 67% of our total product revenue for the years ended December 31, 2010 and 2009, respectively. Product revenue from our OEM partners represented 20% and 33% of our total product revenue for the years ended December 31, 2010 and 2009, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook. We anticipate that our investments in the FalconStor-branded business will result in our non-OEM generated product revenue growing at a greater rate in future years when compared to our OEM generated product revenue.

Support and services revenue

Support and services revenue is comprised of (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Revenue from engineering services is primarily related to customizing software product masters for some of our OEM partners. Revenue from engineering services is recognized in the period in which the services are completed. Support and services revenue increased 10% from $28.2 million for the year ended December 31, 2009 to $30.9 million for the year ended December 31, 2010.

The increase in support and services revenue was attributable to maintenance and technical support services, which increased from $25.5 million for the year ended December 31, 2009 to $27.6 million for the same period in 2010. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire.

Professional services revenues also contributed to the increase in our support and services revenue, which increased from $2.7 million for the year ended December 31, 2009 to $3.3 million for the same period in 2010. The professional services revenue varies from year to year based upon (i) the number of integrated solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that were completed during the period. We expect professional services revenues to continue to vary from year to year based upon the number of customers who elect to utilize our professional services upon purchasing any of our integrated solutions.

Cost of Revenues

	Year Ended December 31,
	2010	2009
Cost of revenues:
Product	$9,291,236	$3,390,065
Support and service	13,204,089	13,676,740
Total cost of revenues	$22,495,325	$17,066,805

Total Gross Profit	$60,348,421	$72,392,376

Gross Margin:
Product	82%	94%
Support and service	57%	52%
Total gross margin	73%	81%

Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for a turn-key integrated solution, personnel costs, amortization of purchased and capitalized software, shipping and logistics costs, and share-based compensation expense. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, and share-based compensation expense. Cost of product revenue for the year ended December 31, 2010 increased $5.9 million, or 174%, to $9.3 million compared with $3.4 million for the same period in 2009. The increase in cost of product revenue was primarily due to the increased hardware costs associated with our new focus in 2010 on selling FalconStor-branded integrated turn-key solutions. Our cost of support and service revenues for the year ended December 31, 2010 decreased $0.5 million, or 3%, to $13.2 million compared with $13.7 million for the same period in 2009. The decrease in cost of support and service revenue is primarily related to our cost savings controls and new restrictions on new hires that were implemented during the second quarter of 2010.

Total gross profit decreased $12.0 million, or 17%, from $72.4 million for the year ended December 31, 2009, to $60.3 million for the year ended December 31, 2010. Total gross margin decreased to 73% for the year ended December 31, 2010 from 81% for the same period in 2009. The decrease in both our total gross profit and total gross margins for the year ended December 31, 2010, compared with the same period in 2009, was primarily due to (i) a 7% decline in our total revenue, and (ii) increased hardware costs associated with our new focus in 2010 of selling FalconStor-branded turn-key integrated solutions. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of revenue for both the years ended December 31, 2010 and December 31, 2009. Share-based compensation expense included in the cost of support and service revenue decreased to $1.1 million from $1.5 million for the years ended December 31, 2010 and December 31, 2009, respectively. Share-based compensation expense related to cost of support and service revenue was equal to 1% and 2% of total revenue for the years ended December 31, 2010 and 2009, respectively.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development personnel, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.8 million, or 3%, to $25.8 million for the year ended December 31, 2010 from $26.6 million in the same period in 2009. The decrease in research and development costs was primarily the result of our cost savings controls and new restrictions on new hires that were implemented during the second quarter of 2010. While implementing our cost savings initiatives, we believe we continued to provide the highest levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs totaled $3.0 million for both the years ended December 31, 2010 and December 31, 2009. Share-based compensation expense included in research and development costs was equal to 4% of revenue for the years ended December 31, 2010 and 3% for the same period in 2009.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $1.4 million, or 3%, to $40.8 million for the year ended December 31, 2010, from $42.3 million for the same period in 2009. The decrease in selling and marketing expenses was primarily due to (i) lower commissions paid as a result of our 7% decline in total revenue, and (ii) lower salary and personnel related costs as a result of the decline in total sales and marketing personnel. Share-based compensation expense included in selling and marketing expenses increased to $3.4 million from $3.1 million for the years ended December 31, 2010 and December 31, 2009, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 4% of revenue for the years ended December 31, 2010 and 3% for the same period in 2009.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased $1.4 million, or 14%, to $11.2 million for the year ended December 31, 2010 from $9.9 million for the same period in 2009. The increase in general and administrative expenses was primarily related to $1.6 million of legal and professional fees resulting from the internal and external investigations which commenced during the third quarter of 2010 and from stockholder lawsuits that were filed in fourth quarter of 2010. The increase in general and administrative expenses was offset in part by our cost savings controls and new restrictions on new hires that were implemented during the second quarter of 2010. Share-based compensation expense included in general and administrative expenses increased to $1.2 million from $1.1 million for the years ended December 31, 2010 and December 31, 2009, respectively. Share-based compensation expense included in general and administrative expenses was equal to 1% of revenue for both the years ended December 31, 2010 and December 31, 2009. We expect our general and administrative expenses will continue to be adversely impacted in 2011 due to professional fees and service provider fees resulting from the ongoing external investigations and stockholder lawsuits.

Interest and Other Loss

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of December 31, 2010, our cash, cash equivalents, and marketable securities totaled $37.3 million, compared with $41.8 million as of December 31, 2009. Interest and other loss increased $0.1 million to ($0.2) million for the year ended December 31, 2010, compared with ($0.1) million for the same period in 2009. The increase in interest and other loss was due to (i) the decrease in interest income of $0.3 million for the year ended December 31, 2010, as compared with the same period in 2009, and (ii) foreign currency losses of $0.3 million incurred during the year ended December 31, 2010 as compared with a foreign currency losses of $0.6 million for the same period in 2009.

Income Taxes

Our provision for income taxes consists of U.S., state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the year ended December 31, 2010, we recorded an income tax provision of $17.6 million, compared with an income tax benefit of $3.4 million for the same period in 2009. During 2010, we concluded that we could no longer realize substantially all of our deferred tax assets on a more-likely-than-not basis and recorded a discrete item of approximately $16.3 million related to an increase in a valuation allowance on our deferred tax assets previously recognized. During 2009, we recorded an income tax benefit of $3.4 million which was primarily attributable to (i) a benefit of $1.4 million which resulted from previously unrecognized tax benefits in connection with our completion of a research and development study finalized during 2009, and (ii) the impact of our full year effective tax rate on our pre-tax losses for 2009.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2008

Revenues for the year ended December 31, 2009 increased 3% to $89.5 million compared with $87.0 million for the year ended December 31, 2008. Our cost of revenues increased 22% from $14.0 million for the year ended December 31, 2008 to $17.1million for the year ended December 31, 2009. Included in our cost of revenues for the years ended December 31, 2009 and 2008 were $1.6 million and $1.5 million, respectively, of share-based compensation expense. Our operating expenses increased 9% from $72.0 million in 2008 to $78.7 million in 2009. Included in our operating expenses for the years ended December 31, 2009 and 2008 were $7.3 million and $7.6 million, respectively, of share-based compensation expense. Net loss for the year ended December 31, 2009 was $3.1 million compared with net income of $1.2 million for the year ended December 31, 2008. Included in our net loss for the year ended December 31, 2009 was an income tax benefit of $3.4 million compared with an income tax provision of $1.5 million for the year ended December 31, 2008. The $3.4 million income tax benefit was primarily attributable to (i) a benefit of $1.4 million related to research and development credits we recognized during 2009, and (ii) the impact of our full year effective tax rate on our pre-tax losses for 2009.

Our 3% revenue growth in 2009 as compared with 2008 was primarily driven by increases in our support and services revenues. The overall increase was offset by slight declines in our product revenues of 1% for the year ended December 31, 2009 as compared with the same period 2008. Our product revenues from our non-OEM partners increased 17%, while our product revenues from our OEM partners decreased 23%, for the year ended December 31, 2009, compared with the same period in 2008. The increase in product revenues from our non-OEM partners was primarily driven by our ongoing focus and investments on the FalconStor branded non-OEM channel business. The decrease in our product revenues from our OEM partners was primarily attributable to the merger and acquisition activity that adversely impacted some of our key OEM partners, specifically, EMC, Oracle USA (formerly Sun Microsystems) and 3Com. Additionally, as a result of the macroeconomic environment during 2009, we continued to experience slowed revenue growth, particularly in product revenues, resulting from the downturn in information technology spending and disruptions in the global financial markets, which commenced during the third quarter of 2008 and continued throughout 2009. However, because of our well-established installed customer base, our support and services revenues were not as significantly impacted as compared with our product revenues.

Expenses increased in all aspects of our business as we increased headcount both domestically and internationally. We increased our worldwide headcount to 542 employees as of December 31, 2009, as compared with 505 employees as of December 31, 2008. As we stated throughout 2009, we invested in additional headcount, specifically in sales and marketing functions for our non-OEM channel, which would result in lower operating profits and margins.

Revenues

	Year Ended December 31,
	2009	2008
Revenues:
Product revenue	$61,234,075	$61,565,673
Support and services revenue	28,225,106	25,459,187

Total Revenues	$89,459,181	$87,024,860

Year-over-year percentage growth
Product revenue	-1%	9%
Support and services revenue	11%	22%

Total percentage growth	3%	12%

Product revenue

Product revenue decreased 1% from $61.6 million for the year ended December 31, 2008 to $61.2 million for the year ended December 31, 2009. Product revenue represented 68% and 71% of our total revenues for the years ended December 31, 2009 and 2008, respectively. The decrease in product revenues was primarily attributable to a decline of 23% in product revenues from our OEM partners as a result of the merger and acquisition activity surrounding some of our key OEM partners during the year ended December 31, 2009, as compared with the same period in 2008. This decrease was offset by the growth of 17% in product revenues from our non-OEM partners during the year ended December 31, 2009, as compared with the same period in 2008. Product revenue from our non-OEM partners represented 67% and 57% of our total product revenue for the years ended December 31, 2009 and 2008, respectively. Product revenue from our OEM partners represented 33% and 43% of our total product revenue for the years ended December 31, 2009 and 2008, respectively.

Support and services revenue

Support and services revenue increased 11% from $25.5 million for the year ended December 31, 2008 to $28.2 million for the year ended December 31, 2009. The increase in support and services revenue was attributable to maintenance and technical support services, which increased from $23.3 million for the year ended December 31, 2008 to $25.5 million for the same period in 2009. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, the amount of maintenance and technical support contracts we have increase as well.

Professional services revenues also contributed to the increase in our support and services revenue, which increased from $2.2 million for the year ended December 31, 2008 to $2.7 million for the same period in 2009. The professional services revenue varies from year to year based upon (i) the number of integrated solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that were completed during the period.

Cost of Revenues

	Year Ended December 31,
	2009	2008
Cost of revenues:
Product	$3,390,065	$2,636,042
Support and service	13,676,740	11,384,457
Total cost of revenues	$17,066,805	$14,020,499

Total Gross Profit	$72,392,376	$73,004,361

Gross Margin:
Product	94%	96%
Support and service	52%	55%
Total gross margin	81%	84%

Cost of revenues, gross profit and gross margin

Cost of product revenue for the year ended December 31, 2009 increased $0.8 million, or 29%, to $3.4 million compared with $2.6 million for the same period in 2008. The increase in cost of product revenue was primarily due to (i) increased hardware costs associated with transactions in which we bundled purchased hardware with our software and sold the bundled solution, and (ii) an increase in amortization related to purchased and capitalized software. Our cost of support and service revenues for the year ended December 31, 2009 increased $2.3 million, or 20%, to $13.7 million compared with $11.4 million for the same period in 2008. The increase in cost of support and service revenue is primarily related to an increase in personnel and related costs.

Total gross profit decreased $0.6 million, or 1%, from $73.0 million for the year ended December 31, 2008, to $72.4 million for the year ended December 31, 2009. Total gross margin decreased to 81% for the year ended December 31, 2009 from 84% for the same period in 2009. The decrease in both our gross profit and gross margins for the year ended December 31, 2009, as compared with the same period in 2008, was primarily due to additional headcount we added throughout 2008 and 2009. The additional headcount outpaced our actual revenue growth of 3% in 2009, and adversely impacted both our gross profit and gross margins. Generally, our gross profits and gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of revenue for both the years ended December 31, 2009 and December 31, 2008. Share-based compensation expense included in the cost of support and service revenue increased to $1.5 million from $1.4 million for the years ended December 31, 2009 and December 31, 2008, respectively. Share-based compensation expense related to cost of support and service revenue was equal to 2% of total revenue for each of the years ended December 31, 2009 and 2008, respectively.

Operating Expenses

Research and Development Costs

Research and development costs increased $1.5 million, or 6% to $26.6 million for the year ended December 31, 2009 from $25.2 million in the same period in 2008. The major contributing factors to the increase in research and development costs were higher salary and personnel related costs as a result of increased headcount. Share-based compensation expense included in research and development costs decreased to $3.0 million from $3.2 million for the years ended December 31, 2009 and 2008, respectively. Share-based compensation expense included in research and development costs was equal to 3% of revenue for the year ended December 31, 2009 and 4% for the year ended December 31, 2008.

Selling and Marketing

Selling and marketing expenses increased $4.2 million, or 11% to $42.3 million for the year ended December 31, 2009 from $38.1 million for the same period in 2008. The increase in selling and marketing expenses was primarily due to (i) higher salary and personnel related costs as a result of increased sales and marketing headcount, specifically in support of our non-OEM channel business, (ii) higher commissions paid as a result of increase in our non-OEM channel business revenues, and (iii) higher marketing expenses related to product branding campaign of such initiatives. Share-based compensation expense included in selling and marketing decreased to $3.1 million from $3.5 million for the years ended December 31, 2009 and 2008, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 3% and 4% for the years ended December 31, 2009 and 2008, respectively.

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

Interest and Other (Loss) Income

As of December 31, 2009, our cash, cash equivalents, and marketable securities totaled $41.8 million, compared with $42.8 million as of December 31, 2008. Interest and other (loss) income decreased $1.8 million to ($0.1) million for the year ended December 31, 2009, compared with $1.7 million for the same period in 2008. The decrease in interest and other (loss) income was due to (i) the decrease in interest income of $0.8 million for the year ended December 31, 2009, as compared with the same period in 2008, and (ii) foreign currency losses of $0.6 million incurred during the year ended December 31, 2009 as compared with a foreign currency gain of $0.2 million for the same period in 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow information is as follows:

	Years Ended December 31,
	2010	2009	2008
Cash provided by (used in):
Operating activities	$(1,728,504)	$8,806,491	$18,231,609
Investing activities	3,634,373	(11,019,560)	3,335,856
Financing activities	409,889	(3,826,699)	(30,998,308)
Effect of exchange rate changes	(225,731)	(571,939)	(424,271)

Net increase (decrease) in cash and cash equivalents	$2,090,027	$(6,611,707)	$(9,855,114)

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balance as of December 31, 2010 totaled $37.3 million, as compared with $41.8 million as of December 31, 2009. Cash and cash equivalents totaled $17.8 million and marketable securities totaled $19.5 million at December 31, 2010. As of December 31, 2009, we had $15.8 million in cash and cash equivalents and $26.0 million in marketable securities.

During the second quarter of 2010, we implemented cost savings initiatives and new restrictions on hiring in response to the operating losses we were incurring. Additionally, we continue to evaluate the appropriate headcount levels to properly align such requirements with our current and long-term outlook. We expect that these initiatives will help to bring our expense structure in line with our current revenue levels and provide a positive impact on our operating results. We will continue to make investments in capital expenditures. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may continue to use our cash for these purposes. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such acquisitions.

As discussed further in Part I, Item 3 – Legal Proceedings of this annual report on Form 10-K, we are currently under investigations by the United States Attorney’s Office and the Securities and Exchange Commission and are named in multiple lawsuits. We have incurred, and will continue to incur, significant expenses, primarily for legal counsel and legal services providers, due to the internal and external investigations. While these investigations will likely decrease our liquidity, we cannot predict the scope, timing, or outcome of such legal proceedings, nor can we predict what impact, if any, these matters may have on our business, financial condition, results of operations, and statement of cash flow.

We currently do not have any debt and our only significant commitments are related to our office leases.

At various times from October 2001 through February 2009 our Board of Directors has authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. We did not repurchase any of our outstanding common stock during the year ended December 31, 2010. During 2009, we repurchased 1,181,185 shares of our common stock in open market purchases at an aggregate purchase price of $4.0 million. During 2008, we repurchased 5,639,950 shares of our common stock in open market purchases at an aggregate purchase price of $33.9 million. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. As of December 31, 2010, we had the authority to repurchase an additional 5,994,765 shares of our common stock based upon our judgment and market conditions. See Note (7) Stockholders’ Equity to our consolidated financial statements for further information.

Net cash used in operating activities totaled $1.7 million for the year ended December 31, 2010, compared with net cash provided by operating activities of $8.8 million and $18.2 million for the years ended December 31, 2009 and 2008, respectively. The decrease in net cash provided by operating activities for the year ended December 31, 2010, as compared with the same periods in 2009 and 2008, respectively, was the result of recording a net loss of $35.4 million in 2010 compared with net loss of $3.1 million and net income of $1.2 million in 2009 and 2008, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to deferred income taxes and provision for returns and doubtful accounts; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivables, inventory, accounts payable, accrued expenses and deferred revenues. Cash outflows from operating activities were also impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options.

Net cash provided by investing activities was $3.6 million for the year ended December 31, 2010, compared with net cash used in investing activities of $11.0 million for the year ended December 31, 2009 and net cash provided by investing activities of $3.3 million for the year ended December 31, 2008. Included in investing activities for each year are the sales and purchases of our marketable securities. These represent the sales, maturities and reinvesting of our marketable securities. The net cash provided by investing activities from the net sales (purchases) of securities was $6.6 million, ($5.6) million and $9.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts will fluctuate from year to year depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $2.7 million, $4.3 million and $4.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, during 2008 we used $1.7 million for the acquisition of assets, while we did not have any acquisitions of assets in the same periods of 2010 or 2009. The cash used to purchase software licenses was $1.0 million for the year ended December 31, 2009. We did not have any significant purchases of software licenses during the years ended December 31, 2010 and 2008. We continually evaluate potential software license purchases and acquisitions, and we may continue to make similar investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures as we continue to invest in our infrastructure.

Net cash provided by financing activities was $0.4 million for the year ended December 31, 2010, compared with net cash used in financing activities of $3.8 million and $31.0 million for the years ended December 31, 2009 and 2008, respectively. Cash inflows from financing activities primarily result from proceeds received from the exercise of stock options. We received proceeds from the exercise of stock options of $0.4 million, $35,000 and $0.8 million in 2010, 2009, and 2008, respectively. Cash outflows from financing activities resulted from the repurchase of our outstanding common stock. During 2010, we did not repurchase any of our common stock. During 2009, we repurchased 1.2 million shares of our common stock at an aggregate purchase price of $4.0 million. During 2008, we repurchased 5.6 million shares of our common stock at an aggregate purchase price of $33.9 million. Cash inflows from financing activities were also impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options.

As discussed in Note (4) Fair Value Measurements to our consolidated financial statements, we utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we hold.

As of December 31, 2010 and December 31, 2009, $0.7 million and $1.4 million (at par value), respectively, of our investments was comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. Over the past three years we have experienced failed auctions on our auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 - 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our consolidated balance sheet at both December 31, 2010 and 2009.

Our auction rate securities are classified as available-for-sale securities and are reflected at fair value. In prior periods during the auction process, quoted market prices were readily available, which would qualify as Level 1 under FASB authoritative guidance. Over the past three years, the auction events for most of these instruments failed and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. As a result, we reclassified these instruments as Level 3 unobservable inputs within our consolidated financial statements.

As of December 31, 2010, we recorded a cumulative temporary decline in fair value of approximately $121,357 in accumulated other comprehensive loss. As of December 31, 2009, we recorded $40,000 cumulatively as an other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $282,534 in accumulated other comprehensive loss. During the fourth quarter of 2010, $700,000 of our auction rate securities were called by the issuer at par value, including amounts previously recognized as an other-than-temporary impairment. We believe that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, we will record a charge to earnings in the period of determination.

Our holdings of auction rate securities (at par value) represented approximately 2% and 3% of our cash, cash equivalents, and marketable securities balance as of December 31, 2010 and December 31, 2009, respectively, which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the decline in fair value deemed to be temporary is primarily due to liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

We currently do not have any debt and our only material cash commitments are related to our office leases. We have an operating lease covering our corporate office facility that expires in February 2012. We also have several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2011 through 2013. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2010:

Year ending December 31,

2011	$2,460,261
2012	949,625
2013	118,933
$3,528,819

We believe that our current balance of cash, cash equivalents and marketable securities, and our expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Item 1A of Part I, “Risk Factors.”

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we had no off-balance sheet arrangements.

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

Accounts Receivable. We review accounts receivable to determine which are doubtful of collection.  In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. As part of our determination of the appropriate allowance for uncollectable accounts each period, the actual customer collections of outstanding account receivable balances impact the required allowance for doubtful accounts.  Historically, we have experienced a somewhat consistent level of write-offs and returns as a percentage of revenue due to our customer relationships, contract provisions and credit assessments. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

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

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The expected term of the awards issued prior to January 1, 2008, was determined using the “simplified method” prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107. The estimated expected term of the stock awards issued since January 1, 2008 has been determined pursuant to SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experiences, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends, and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2010, 2009, and 2008, could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

Goodwill and Other Intangible Assets. As discussed further in Note (1) Summary of Significant Accounting Policies, to our consolidated financial statements, we account for goodwill and other intangible assets in accordance with the authoritative guidance issued by the FASB on goodwill and other intangibles. The authoritative guidance requires an impairment-only approach to accounting for goodwill and other intangibles with an indefinite life. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of each of our fiscal year.

As of each December 31, 2010 and 2009, we had $4.2 million of goodwill, respectively.  As of each December 31, 2010 and 2009, we had $0.4 million and $0.8 million (net of amortization), respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives, which typically is three years. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life.

Throughout 2010, we continually monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, we did not identify any triggering events which would require an update to our annual impairment test. As a measure of sensitivity, a 20% decrease in the fair value of our reporting unit as of December 31, 2010 would have had no impact on the carrying value of our goodwill. As of both December 31, 2010 and 2009, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using a undiscounted cash flow analysis, non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant for each of the years ended December 31, 2010 and 2009.

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

As of December 31, 2010, our investments in marketable securities included $0.7 million (at par value) of available-for-sale auction rate securities, and we did not recognize any other-than-temporary impairments on our available-for-sale auction rate securities. As of December 31, 2009, our investments in marketable securities included $1.4 million (at par value) of available-for-sale auction rate securities and recognized $40,000 cumulatively in other-than-temporary impairments on our available-for-sale auction rate securities.

Impact of Recently Issued Accounting Pronouncements

See Item 8 of Part II, Consolidated Financial Statements – Note (1) Summary of Significant Accounting Policies – New Accounting Pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $37.3 million as of December 31, 2010. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 35% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at December 31, 2010.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the years ended December 31, 2010, 2009 and 2008, approximately 45%, 40% and 40%, respectively, of our sales were from outside the United States. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. dollar versus the Euro, Japanese yen, the New Taiwanese Dollar, Korean won, and to a lesser extent the Canadian dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the remeasurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at December 31, 2010, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.0 million. Commencing in the second quarter of 2009, we began entering into foreign currency hedges, and from time to time will use such financial instruments to minimize our exposure to changes in certain foreign currency exchange rates on the balance sheet (see Note (11) Derivative Financial Instruments, to our consolidated financial statements). The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have audited the accompanying consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FalconStor Software, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FalconStor Software, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report, dated March 14, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

 /s/ KPMG LLP

Melville, New York,
March 14, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have audited FalconStor Software, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FalconStor Software, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FalconStor Software, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 14, 2011, expressed an unqualified opinion on those consolidated financial statements.

   /s/  KPMG LLP

Melville, New York
March 14, 2011

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$17,842,555	$15,752,528
Marketable securities	18,903,635	24,952,966
Accounts receivable, net of allowances of $3,242,458 and
$7,503,338, respectively	23,286,660	24,948,261
Prepaid expenses and other current assets	1,190,531	1,556,787
Income tax receivable	385,682	830,816
Inventory	1,409,659	329,657
Deferred tax assets, net	-	4,320,773

Total current assets	$63,018,722	$72,691,788

Property and equipment, net of accumulated depreciation of
$19,468,420 and $17,380,681, respectively	5,796,013	7,601,727
Long-term marketable securities	578,643	1,077,466
Deferred tax assets, net	235,197	9,698,859
Other assets, net	2,379,225	2,958,229
Goodwill	4,150,339	4,150,339
Other intangible assets, net	387,222	823,416

Total assets	$76,545,361	$99,001,824

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,455,013	$1,570,190
Accrued expenses	9,109,424	8,454,743
Deferred revenue, net	16,979,455	16,570,076
Total current liabilities	27,543,892	26,595,009

Other long-term liabilities	2,507,169	608,907
Deferred revenue, net	6,555,437	5,644,994

Total liabilities	$36,606,498	$32,848,910

Commitments and Contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized, none issued	--	--
Common stock - $.001 par value, 100,000,000 shares authorized, 54,147,234 and 52,389,028 shares issued, respectively and 46,141,999 and 44,383,793 shares outstanding, respectively	54,147	52,389
Additional paid-in capital	150,884,184	141,726,802
Accumulated deficit	(62,557,515)	(27,181,894)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,525,614)	(1,528,044)

Total stockholders' equity	39,938,863	66,152,914
Total liabilities and stockholders' equity	$76,545,361	$99,001,824

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2010	2009	2008

Revenues:
Product revenues	$51,905,096	$61,234,075	$61,565,673
Support and services revenues	30,938,650	28,225,106	25,459,187
Total revenues	82,843,746	89,459,181	87,024,860

Cost of revenues:
Product Support and service	$9,291,236 13,204,089	$3,390,065 13,676,740	$2,636,042 11,384,457
Total cost of revenues	22,495,325	17,066,805	14,020,499
Gross profit	$60,348,421	$72,392,376	$73,004,361

Operating expenses:
Research and development costs	25,849,374	26,609,986	25,150,143
Selling and marketing	40,844,909	42,255,099	38,096,693
General and administrative	11,242,705	9,875,254	8,745,777
Total operating expenses	77,936,988	78,740,339	71,992,613
Operating (loss) income	(17,588,567)	(6,347,963)	1,011,748

Interest and other (loss) income, net	(213,079)	(127,803)	1,688,699

(Loss) income before income taxes	(17,801,646)	(6,475,766)	2,700,447

Provision (benefit) for income taxes	17,573,975	(3,383,061)	1,497,635

Net (loss) income	$(35,375,621)	$(3,092,705)	$1,202,812

Basic net (loss) income per share	$(0.78)	$(0.07)	$0.03

Diluted net (loss) income per share	$(0.78)	$(0.07)	$0.02

Basic weighted average common shares outstanding	45,549,314	44,781,918	47,858,679

Diluted weighted average commonshares outstanding	45,549,314	44,781,918	49,496,736

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
		Additional			other	Total
	Common	paid-in	Accumulated	Treasury	comprehensive	stockholders'	Comprehensive
	stock	capital	deficit	stock	(loss)	equity	income (loss)

Balance, December 31, 2007	$51,340	$122,294,782	$(25,292,001)	$(9,053,824)	$(521,920)	$87,478,377	12,694,063

Exercise of stock awards	630	820,652	–	–	–	821,282	–
Net effects of tax benefits from stock-based award activity	–	798,280	–	–	–	798,280	–
Share-based compensation to non-employees	–	140,975	–	–	–	140,975	–
Share-based compensation to employees	–	8,943,541	–	–	–	8,943,541
Net Income	–	–	1,202,812	–	–	1,202,812	1,202,812
Acquisition of treasury stock	–	–	–	(33,874,504)	–	(33,874,504)	–
Minimum pension liability adjustment, net (Note 13)	–	–	–	–	61,454	61,454	61,454
Change in unrealized gains / losses on marketable securities, net	–	–	–	–	(224,299)	(224,299)	(224,299)
Foreign currency translation adjustment	–	–	–	–	(271,566)	(271,566)	(271,566)

Balance, December 31, 2008	$51,970	$132,998,230	$(24,089,189)	$(42,928,328)	$(956,331)	$65,076,352	$768,401

Exercise of stock awards	419	35,101	–	–	–	35,520	–
Net effects of tax shortfalls from stock-based award activity	–	(133,970)	–	–	–	(133,970)	–
Share-based compensation to non-employees	–	275,480	–	–	–	275,480	–
Share-based compensation to employees	–	8,551,961	–	–	–	8,551,961
Net Loss	–	–	(3,092,705)	–	–	(3,092,705)	(3,092,705)
Acquisition of treasury stock	–	–	–	(3,988,011)	–	(3,988,011)	–
Minimum pension liability adjustment, net (Note 13)	–	–	–	–	(50,850)	(50,850)	(50,850)
Change in unrealized gains / losses on marketable securities, net	–	–	–	–	24,031	24,031	24,031
Foreign currency translation adjustment	–	–	–	–	(544,894)	(544,894)	(544,894)

Balance, December 31, 2009	$52,389	$141,726,802	$(27,181,894)	$(46,916,339)	$(1,528,044)	$66,152,914	$(3,664,418)

Exercise of stock awards	1,758	408,131	–	–	–	409,889	–
Net effects of tax shortfalls from stock-based award activity	–	63,682	–	–	–	63,682	–
Share-based compensation to non-employees	–	819,185	–	–	–	819,185	–
Share-based compensation to employees	–	7,866,384	–	–	–	7,866,384
Net Loss	–	–	(35,375,621)	–	–	(35,375,621)	(35,375,621)
Minimum pension liability adjustment, net (Note 13)	–	–	–	–	(59,655)	(59,655)	(59,655)
Change in unrealized gains / losses on marketable securities, net	–	–	–	–	137,172	137,172	137,172
Foreign currency translation adjustment	–	–	–	–	(75,087)	(75,087)	(75,087)

Balance, December 31, 2010	$54,147	$150,884,184	$(62,557,515)	$(46,916,339)	$(1,525,614)	$39,938,863	$(35,373,191)

 See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net (loss) income	$(35,375,621)	$(3,092,705)	$1,202,812
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,644,682	5,889,353	5,075,090
Share-based payment employee compensation	7,866,384	8,551,961	8,943,541
Non-cash professional services expenses	819,185	275,480	140,975
Realized loss (gain) on marketable securities	90,761	21,582	(7,403)
Impairment of cost method investments	--	57,068	65,424
Excess tax benefits from stock-based award activity	--	(125,792)	(2,054,914)
Provision for returns and doubtful accounts	1,211,838	3,163,697	4,088,575
Deferred income taxes	16,075,130	(4,112,205)	(1,125,867)
Changes in operating assets and liabilities:
Accounts receivable	438,529	(3,111,342)	(2,968,069)
Prepaid expenses and other current assets	381,509	(58,479)	(125,558)
Income tax receivable	445,134	(110,659)	(720,157)
Inventory	(1,080,002)	(75,705)	(2,873)
Other assets	204,657	31,153	139,253
Accounts payable	(96,236)	839,210	(1,020,454)
Accrued expenses and other liabilities	324,726	507,140	3,503,772
Deferred revenue	1,320,820	156,734	3,097,462

Net cash (used in) provided by operating
activities	(1,728,504)	8,806,491	18,231,609

Cash flows from investing activities:
Purchase of marketable securities	(27,586,592)	(35,066,943)	(99,690,769)
Sale of marketable securities	34,148,774	29,499,217	109,569,524
Acquisition of assets	--	--	(1,696,000)
Purchase of property and equipment	(2,700,378)	(4,303,718)	(4,502,417)
Purchase of software licenses	--	(950,000)	--
Capitalized software development costs	(107,206)	(80,703)	--
Purchase of intangible assets	(129,306)	(83,973)	(340,482)
Security deposits	9,081	(33,440)	(4,000)

Net cash provided by (used in) investing activities	3,634,373	(11,019,560)	3,335,856

Cash flows from financing activities:
Proceeds from exercise of stock options	409,889	35,520	821,282
Payments to acquire treasury stock	--	(3,988,011)	(33,874,504)
Excess tax benefits from stock-based award activity	--	125,792	2,054,914

Net cash provided by (used in) financing activities	409,889	(3,826,699)	(30,998,308)

Effect of exchange rate changes	(225,731)	(571,939)	(424,271)

Net increase (decrease) in cash and cash equivalents	2,090,027	(6,611,707)	(9,855,114)

Cash and cash equivalents, beginning of year	15,752,528	22,364,235	32,219,349

Cash and cash equivalents, end of year	$17,842,555	$15,752,528	$22,364,235

Cash paid for income taxes	$721,159	$130,125	$1,125,415

The Company did not pay any interest for the three years ended December 31, 2010.

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2010

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

Certain prior years amounts have been reclassified to conform to the current year presentation. The Company no longer presents revenues classified as (i) “software licenses,” (ii) “maintenance,” and (iii) “software services and other” within the condensed consolidated statement of operations. The Company presents revenues derived from software solutions integrated with hardware and stand-alone software applications as “product revenue” and revenues derived from maintenance and professional services as “support and services revenue” within the condensed consolidated statement of operations. In addition, the Company presents the related cost of revenues from both “product revenue” and “support and services revenues” as separate line items within the condensed consolidated statement of operations. Certain costs, including personnel, shipping and logistics costs, and share-based compensation expense, from prior years have been reclassified from various operating expense line items to “cost of revenues – product.” The Company believes the reclassifications provide a more meaningful representation of the Company’s product and services offerings. The reclassifications had no effect on net earnings, total stockholders' equity, total assets or cash flows.

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

(e)	Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of December 31, 2010 and December 31, 2009, the Company’s cash equivalents consisted of money market funds and government securities. At December 31, 2010 and December 31, 2009, the fair value of the Company’s cash equivalents amounted to approximately $14.1 million and $8.8 million, respectively. As of December 31, 2010 and December 31, 2009, the Company’s marketable securities consisted of corporate bonds, auction rate securities, and government securities. As of December 31, 2010 and December 31, 2009, the fair value of the Company’s current marketable securities was approximately $18.9 million and $25.0 million, respectively. In addition, at December 31, 2010 and December 31, 2009, the Company had an additional $0.6 million and $1.1 million, respectively, of long-term marketable securities that required a higher level of judgment to determine the fair value. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded in other income in the consolidated statement of operations. See Note (4) Fair Value Measurements for additional information.

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

As of each December 31, 2010 and 2009, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

(g)	Revenue Recognition

The Company derives its revenue from sales of its products and services. Product revenue consists of the Company’s software integrated with industry standard hardware and sold as one complete turn-key integrated solution. Product revenue also consists of stand-alone software applications. Support and services revenue consists of both maintenance revenues and professional services revenues. Revenue is recorded net of applicable sales taxes.

In accordance with the authoritative guidance issued by the FASB on revenue recognition, the Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, the fee is fixed and determinable, the product is delivered, and collection of the resulting receivable is deemed probable. Products delivered to a customer on a trial basis are not recognized as revenue until a permanent key code is delivered to the customer. Reseller customers typically send the Company a purchase order when they have an end user identified. For bundle arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of product revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon vendor-specific objective evidence (“VSOE”) of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as product revenue. The long-term portion of deferred revenue relates to maintenance contracts with terms in excess of one year. The Company provides an allowance for product returns as a reduction of revenue, based upon historical experience and known or expected trends.

Revenues associated maintenance services are deferred and recognized as revenue ratably over the term of the contract. Revenues associated with software implementation and software engineering services are recognized when the services are performed. Costs of providing these services are included in cost of support and services revenue.

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

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. The Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company’s annual impairment assessment is performed during the fourth quarter of each year, and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Identifiable intangible assets, include (i) assets acquired through business combinations, which include customer contracts and intellectual property, and (ii) patents amortized over three years using the straight-line method.

Amortization expense was $565,501, $636,252 and $464,495 for the years ended December 31, 2010, 2009 and 2008, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2010 and December 31, 2009 are as follows:

	December 31,	December 31,
	2010	2009
Goodwill:	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$2,899,055	$2,769,748
Accumulated amortization	(2,511,833)	(1,946,332)
Net carrying amount	$387,222	$823,416

As of December 31, 2010, amortization expense for existing identifiable intangible assets is expected to be $303,258, $61,343, and $22,620 for the years ended December 31, 2011, 2012 and 2013, respectively.  Such assets will be fully amortized at December 31, 2013.

(j)	Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the products estimated life, or the ratio of current revenue of the related products to total current and anticipated future revenue of these products. During 2010 and 2009, the Company capitalized $107,206 and $80,703, respectively, related to software development projects. Amortization expense was $26,901 and $20,176 for the years ended December 31, 2010 and December 31, 2009, respectively.

Purchased software technology is included in “other assets” in the consolidated balance sheets. As of December 31, 2010, purchased software technology has been fully amortized. As of December 31, 2009, the net carrying value of purchased software technology totaled $510,000, after accumulated amortization of $5,817,431. Amortization expense was $510,000, $542,540 and $143,477 for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization of purchased software technology was recorded at the greater of the straight-line basis over the products estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

As of December 31, 2010, amortization expense for software development costs is expected to be $62,636, $42,461 and $35,735 for the years ended December 31, 2011, 2012 and 2013, respectively.  Such assets will be fully amortized at December 31, 2013.

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

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return, should be recorded in the financial statements. Pursuant to the authoritative guidance, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, the authoritative guidance addresses de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures. The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its consolidated statement of operations. See Note (6) Income Taxes for additional information.

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

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Unrealized gains and losses from the translation of foreign assets and liabilities are classified as a separate component of stockholders’ equity.  Realized gains and losses from foreign currency transactions are included in the consolidated statements of operations within interest and other income, net. During the years ended December 31, 2010, 2009, and 2008, foreign currency realized gains (losses) totaled approximately ($338,000), ($626,000), and $199,000, respectively. The aforementioned foreign currency transactional results are net of the foreign currency forward contracts utilized by the Company as part of the management program to reduce the volatility in earnings caused by exchange rate fluctuations. See Note (11) Derivative Financial Instruments for additional information.

(o)	Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and restricted stock unit awards outstanding. Due to the net loss for the years ended December 31, 2010 and December 31, 2009, all common stock equivalents of 13,032,306 and 13,791,999, respectively, were excluded from diluted net loss per share because they were anti-dilutive. As of December 31, 2008, potentially dilutive common stock equivalents totaled 10,163,985, of which, 8,525,928 were excluded from net income per share because they were anti-dilutive.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computation:

	Year Ended December 31, 2010			Year Ended December 31, 2009			Year Ended December 31, 2008
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share	Net Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(35,375,621)	45,549,314	$(0.78)	$(3,092,705)	44,781,918	$(0.07)	$1,202,812	47,858,679	$0.03

Effect of dilutive securities:
Stock Options and Restricted Stock		-			-			1,638,057

Diluted EPS	$(35,375,621)	45,549,314	$(0.78)	$(3,092,705)	44,781,918	$(0.07)	$1,202,812	49,496,736	$0.02

(o)	Investments

As of both December 31, 2010 and 2009, the Company maintained certain cost-method investments aggregating $973,965, which are included within “Other assets, net” in the accompanying consolidated balance sheets. During 2010, the Company did not recognize any impairment charges. During 2009 and 2008, the Company recognized impairment charges of $57,068 and $65,424, respectively, related to certain of its cost-method investments as a result of other-than-temporary declines in market value related to certain of these investments. These charges are included within “Interest and other (loss) income, net” in the accompanying consolidated statements of operations.

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

(2)  Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2010	2009
Computer hardware and software	$22,428,165	$22,529,719
Furniture and equipment	728,727	626,909
Leasehold improvements	2,094,536	1,812,772
Automobile	13,008	13,008
	25,264,436	24,982,408
Less accumulated depreciation	(19,468,423)	(17,380,681)
	$5,796,013	$7,601,727

During the years ended December 31, 2010 and 2009, the Company wrote off approximately $2.6 million and $5.2 million, respectively of fully depreciated assets and related accumulated depreciation, for book purposes only. Depreciation expense was $4,542,280, $4,690,385, and $4,467,118 in 2010, 2009, and 2008, respectively.

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

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2010, were as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)

Auction rate securities	$578,643	$700,000	$(121,357)

Government securities	17,053,041	17,043,856	9,185

Corporate debt securities	1,850,594	1,842,413	8,181

	$19,482,278	$19,586,269	$(103,991)

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2009, were as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)

Auction rate securities	$1,077,466	$1,360,000	$(282,534)

Government securities	18,494,044	18,440,506	53,538

Corporate debt securities	6,458,922	6,438,616	20,306

	$26,030,432	$26,239,122	$(208,690)

The cost basis and fair value of available-for-sale securities by contractual maturity as of December 31, 2010, were as follows:

	Fair
	Value	Cost

Due within one year	$17,149,008	$17,132,351
Due after one year	2,333,270	2,453,918
	$19,482,278	$19,586,269

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

  Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at December 31, 2010 and December 31, 2009 totaled $13.7 million and $6.4 million, respectively, which are included within cash and cash equivalents and marketable securities in the consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes government securities and corporate debt securities, which at December 31, 2010 and December 31, 2009 totaled $19.3 million and $27.3 million, respectively, which are included within cash and cash equivalents and marketable securities in the consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes auction rate securities, which at December 31, 2010 and December 31, 2009 totaled $0.6 million and $1.1 million, respectively, which are included within long-term marketable securities in the consolidated balance sheets.

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

As of each December 31, 2010 and 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. Over the past three years, the auction events for most of these instruments failed and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

As of December 31, 2010, the Company recorded a cumulative temporary decline in fair value of approximately $121,357 in accumulated other comprehensive loss. As of December 31, 2009, the Company recorded $40,000 cumulatively as an other-than-temporary impairment and a cumulative temporary decline in fair value of approximately $282,534 in accumulated other comprehensive loss. During the fourth quarter of 2010, $700,000 of the Company’s auction rate securities were called by the issuer at par value, including amounts previously recognized as an other-than-temporary impairment. The Company believes that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, the Company will record a charge to earnings in the period of determination.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2010:

		Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents:
Money market funds	$13,660,139	$13,660,139	$-	$-
Corporate debt and government securities	402,635	-	402,635	-
Total cash equivalents	14,062,774	13,660,139	402,635	-

Marketable securities:
Corporate debt and government securities	18,903,635	-	18,903,635	-
Auction rate securities	578,643	-	-	578,643
Total marketable securities	19,482,278	-	18,903,635	578,643

Total assets measured at fair value	$33,545,052	$13,660,139	$19,306,270	$578,643

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2009:

		Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents:
Money market funds	$6,405,104	$6,405,104	$-	$-
Corporate debt and government securities	2,372,660	-	2,372,660	-
Total cash equivalents	8,777,764	6,405,104	2,372,660	-

Marketable securities:
Corporate debt and government securities	24,952,966	-	24,952,966	-
Auction rate securities	1,077,466	-	-	1,077,466
Total marketable securities	26,030,432	-	24,952,966	1,077,466

Total assets measured at fair value	$34,808,196	$6,405,104	$27,325,626	$1,077,466

The Company’s valuation methodology for auction rate securities includes a discounted cash flow analysis and other types of valuation models. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of each of the years ended December 31, 2010 and 2009:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Auction Rate Securities

	December 31, 2010	December 31, 2009
Beginning Balance	$1,077,466	$1,166,945
Total unrealized gains in accumulated
other comprehensive loss	161,177	50,521
Total realized gains (losses) in other income	40,000	(40,000)
Securities called by issuer	(700,000)	(100,000)
Ending Balance	$578,643	$1,077,466

(5)  Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,	December 31,
	2010	2009

Accrued compensation	$3,192,749	$2,920,802
Accrued consulting and professional fees	1,107,543	968,713
Accrued marketing and promotion	52,895	10,777
Other accrued expenses	1,451,555	1,704,500
Accrued income taxes	672,870	309,936
Accrued other taxes	882,292	1,515,654
Accrued hardware purchases	1,573,028	736,591
Accrued and deferred rent	176,492	287,770
	$9,109,424	$8,454,743

(6)  Income Taxes

Information pertaining to the Company’s (loss) income before income taxes and the applicable provision (benefit) for income taxes is as follows:

	December 31,
	2010	2009	2008

(Loss) income before income taxes:
Domestic (loss) income	$(19,944,695)	$(8,349,257)	$1,238,431
Foreign income	2,143,049	1,873,491	1,462,016
Total (loss) income before income taxes:	$(17,801,646)	$(6,475,766)	$2,700,447

Provision (benefit) for income taxes:

Current:
Federal	$-	$111,000	$1,905,083
State and local	159,769	(13,988)	336,363
Foreign	1,339,076	778,129	382,056
	1,498,845	875,141	2,623,502

Deferred:
Federal	$15,310,413	$(4,039,825)	$(1,466,080)
State and local	980,137	(189,116)	77,941
Foreign	(215,420)	(29,261)	262,272
	16,075,130	(4,258,202)	(1,125,867)

Total provision (benefit) for income taxes:	$17,573,975	$(3,383,061)	$1,497,635

    During 2010, the Company recorded a tax provision of $17,573,975 related to state and local and foreign taxes and a deferred provision related to an increase in valuation allowance as the Company concluded during the third quarter of 2010 that its domestic deferred tax assets were no longer realizable on a more-likely-than-not basis.

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

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009

Deferred Tax Assets and Liabilities:
Allowance for receivables	$1,209,716	$2,799,390
Deferred revenue	2,251,437	2,177,914
Share-based compensation	7,525,267	5,505,648
Accrued expenses and other liabilities	489,798	526,219
Local net operating loss carryforwards	6,746,206	87,412
Foreign net operating loss carryforwards	503,186	630,223
Tax credit carryforwards	1,319,487	1,994,690
AMT tax credit carryforwards	485,817	503,798
Capital loss carryforwards	670,092	677,722
Fixed assets	933,586	267,847
Intangibles	3,798,046	473,292
Sub-total	25,932,638	15,644,155
Valuation allowance	(25,697,441)	(1,624,523)
Net Deferred Tax Asset	$235,197	$14,019,632

During the year ended December 31, 2010, the Company recorded a valuation allowance against all of its domestic deferred tax assets as the Company could no longer conclude that its domestic deferred tax assets were realizable on a more-likely-than-not basis. The reversal of the valuation allowance on deferred tax assets at December 31, 2010, would reduce income tax expense.

    As of December 31, 2010, the Company had approximately $1.8 million of various tax credit carryforwards, of which, approximately $1.1 million related to research and development tax credit carryforwards. The research and development tax credits may be carried forward 20 years for federal tax purposes and are set to expire at various dates beginning in 2021 through 2030, if not utilized.  The Company has recorded a full valuation allowance against all such carryforwards as of December 31, 2010.

As of December 31, 2009, the deferred tax asset valuation allowance of $1.6 million related to: (i) capital loss carryforwards and write-down of investments of $0.7 million; (ii) net operating losses related to excess share-based compensation expense deductions of $0.1 million; (iii) foreign tax credits of $0.2 million; and (iv) certain foreign net operating losses of $0.6 million. If the remaining valuation allowance were to be reversed, approximately $0.1 million would be allocated to additional paid-in-capital as such amounts are attributable to the tax effects of excess compensation deductions from exercises of employee and consultant stock options. The reversal of the remainder of the valuation allowance of approximately $1.5 million would reduce income tax expense.

   The Company has not provided for the United States income or the foreign withholding taxes on the undistributed earnings of its subsidiaries operating outside of the United States, with the exception of China.  It is the Company’s intention to reinvest those earnings permanently, and accordingly, it is not practicable to estimate the amount of tax that might be payable.

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	December 31,
	2010	2009	2008

Tax at Federal statutory rate	$(6,230,576)	$(2,266,518)	$945,156

Increase (reduction) in income taxes resulting from:
State and local taxes	159,769	(226,341)	119,963
Non-deductible expenses	(36,423)	92,856	(25,076)
Shared-based payment compensation	38,042	336,882	728,760
Net effect of foreign operations	619,953	145,310	(52,755)
Research and development credit	(515,324)	(1,413,087)	(446,033)
Change in tax rates	-	-	203,717
Change in valuation allowance	23,538,534	(52,163)	23,903

	$17,573,975	$(3,383,061)	$1,497,635

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2010	2009

Balance at January 1,	$4,667,404	$4,985,445
Increases in tax positions for prior years	365,753	-
Decreases in tax positions for prior years	-	(436,196)
Increase in tax positions for current year	136,191	121,473
Settlements	-	(3,318)

Balance at December 31,	$5,169,348	$4,667,404

Of the amounts reflected in the table above at December 31, 2010, the entire amount if recognized would reduce the Company’s annual effective tax rate. As of December 31, 2010, the Company had approximately $113,557 of accrued interest and penalties.  The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2007 through 2010 tax years generally remain subject to examination by federal and most state tax authorities. In addition to the U.S., the Company’s major taxing jurisdictions include China, Taiwan, France, Germany and Korea.

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

During the year ended December 31, 2010, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2009, the Company repurchased 1,181,185 shares of its common stock in open market purchases at an aggregate purchase price of $3,988,011. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339. As of December 31, 2010, the Company had the authorization to repurchase an additional 5,994,765 shares of its common stock based upon its judgment and market conditions.

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

The following table summarizes the plans under which the Company was able to grant equity compensation as of December 31, 2010:

Name of Plan	Shares Authorized	Shares Available for Grant	Shares Outstanding	Last Date for Grant of Shares

FalconStor Software, Inc., 2006 Incentive Stock Plan	9,928,114	1,852,882	6,567,739	May 17, 2016

FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan	400,000	380,000	20,000	May 8, 2020

The following table summarizes the plans which have expired but still have equity awards outstanding as of December 31, 2010:

	Shares Available	Shares
Name of Plan	for Grant	Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	--	5,853,667

1994 Outside Directors Stock Option Plan	--	125,500

2004 Outside Directors Stock Option Plan	--	250,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	--	215,400

A summary of the Company’s stock option activity for 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2009	12,538,338	$5.51

Granted	1,892,000	$3.42
Exercised	(890,754)	$0.46
Canceled	(657,403)	$6.19
Forfeited	(689,297)	$4.39

Options Outstanding at December 31, 2010	12,192,884	$5.58	6.09	$2,762,852

Options Exercisable at December 31, 2010	8,059,899	$6.65	4.73	$1,031,289

Options Expected to Vest after December 31, 2010 (1)	3,251,116	$3.45	8.73	$-

(1) Options expected to vest after December 31, 2010 reflect an estimated forfeiture rate

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the years ended December 31, 2010, 2009 and 2008 was $409,889, $35,520 and $821,282, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $2,881,294, $358,495 and $2,091,768, respectively.

The Company realized share-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statement of operations:

	Years ended December 31,
	2010	2009	2008
Cost of revenues - product	$31,779	$26,398	$25,011
Cost of revenues - support and service	1,117,550	1,534,208	1,449,065
Research and development costs	2,987,146	3,030,747	3,215,700
Selling and marketing	3,379,518	3,107,877	3,531,375
General and administrative	1,169,576	1,128,211	863,365

	$8,685,569	$8,827,441	$9,084,516

The Company did not recognize any tax benefits related to share-based compensation expense during the year ended December 31, 2010. During the years ended December 31, 2009 and 2008, the Company recognized approximately $388,000 and $506,000, respectively, of tax benefits related to share-based compensation expense.

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

	Years ended December 31,
	2010	2009	2008
Outside directors, officers and employees	$2,524,914	$2,667,745	$2,284,800
Non-employee consultants	760,661	123,249	177,824

	$3,285,575	$2,790,994	$2,462,624

As of December 31, 2010, an aggregate of 2,658,872 shares of restricted stock have been issued, of which, 1,446,082 have vested and 417,485 have been forfeited. As of December 31, 2009, an aggregate of 2,178,854 shares of restricted stock have been issued, of which, 622,425 have vested and 393,180 have been forfeited. As of December 31, 2008, an aggregate of 1,140,000 shares of restricted stock have been issued, of which, 306,410 have vested and 390,500 have been forfeited.

As of December 31, 2010, an aggregate of 90,412 restricted stock units have been issued, of which, 43,975 have vested and 2,500 have been forfeited.  As of December 31, 2009, an aggregate of 90,412 restricted stock units have been issued, of which none had vested or been forfeited.  As of December 31, 2008, an aggregate of 45,750 restricted stock units have been issued, of which none had vested or been forfeited.

A summary of the Company’s restricted stock activity for 2010 is as follows:

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2009	1,253,661

Granted	480,018
Vested	(867,452)
Forfeited	(26,805)

Non-Vested at December 31, 2009	839,422

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the years ended December 31, 2010, 2009 and 2008 was $2,950,735, $1,405,901, and $1,542,308, respectively.

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

	Years ended December 31,
	2010	2009	2008
Non-qualified stock options	$58,524	$152,231	$(36,849)
Restricted stock awards	760,661	123,249	177,824

	$819,185	$275,480	$140,975

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

The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The Company believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of the Company’s share-based payments granted during the years ended December 31, 2010, 2009, and 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of share-based payments granted during the years ended December 31, 2010, 2009, and 2008 was $1.95, $1.77 and $3.91, respectively. In addition, to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of share-based payment grants in the respective periods are listed in the table below:

	Years ended December 31,
	2010	2009	2008
Expected dividend yield	0%	0%	0%
Expected volatility	54 - 60%	51 -60%	48 - 58%
Risk-free interest rate	1.6 -3.0%	1.8 - 3.9%	1.7 - 4.0%
Expected term (years)	5.5	5.5	5.5
Discount for post-vesting restrictions	N/A	N/A	N/A

Options granted to officers, employees and directors during fiscal 2010, 2009, and 2008 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period generally of three years. Based on each respective group’s historical vesting experience and expected trends, the estimated forfeiture rate for officers, employees, and directors, as adjusted, was 11%, 24% and 9%, respectively.

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

As of December 31, 2010, there was approximately $5,969,310 total unrecognized compensation cost related to the Company’s unvested stock options, restricted stock and restricted stock unit awards granted under the Company’s stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.68 years.

As of December 31, 2010, the Company had 15,265,188 shares of common stock reserved for issuance upon the exercise of stock options, restricted stock and restricted stock units.

(9) Inventories

Inventories consist of component materials and finished systems. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. Component material consists of certain key replacement parts for the finished systems. Inventories are as follows:

	Years ended December 31,
	2010	2009

Component materials	$114,893	$60,545
Finished systems	1,294,766	269,112

Total Inventory	$1,409,659	$329,657

As of December 31, 2010 and December 31, 2009, the Company had not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

(10) Commitments and Contingencies

The Company has an operating lease covering its primary office facility that expires in February 2012. The Company also has several operating leases related to offices in both the United States and foreign countries. The expiration dates for these leases range from 2011 through 2013. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2010:

Year ending December 31,

2011	$2,460,261
2012	949,625
2013	118,933
$3,528,819

These leases require the Company to pay its proportionate share of real estate taxes and other common charges.  Total rent expense for operating leases was $2,840,796, $2,630,544, and $2,512,346 for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. To date, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. As of December 31, 2010 and 2009, there were no claims outstanding under such indemnification provisions.

On January 11, 2011, the Company entered into an Employment Agreement (“Employment Agreement”) with James P. McNiel. Pursuant to the Employment Agreement, the Company agreed to employ Mr. McNiel as President and Chief Executive Officer of the Company effective January 1, 2011 through December 31, 2013, at an annual salary of $400,000 per annum for calendar years 2011, 2012 and 2013. Pursuant to the Employment Agreement, Mr. McNiel’s base salary is subject to review annually by the Board of Directors and may be increased but not decreased as determined by the Board of Directors based on job performance. The Employment Agreement also provides for the grant to Mr. McNiel of options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $3.22 per share, which vest over a three-year period at 33%, 33% and 34% annually. In addition, the Employment Agreement also provides for the grant of 90,000 restricted shares of the Company’s common stock which will vest over a two-year period at 50% and 50% annually. Mr. McNiel is also entitled to certain other benefits set forth in the Employment Agreement. The options to purchase 300,000 shares of the Company’s common stock and 90,000 restricted shares of the Company common stock were granted to Mr. McNiel by the Company’s Compensation Committee on January 11, 2011.

On January 11, 2011, the Company entered into a Stand-Alone Stock Option Agreement (“Stock Agreement”) with James P. McNiel. The Stock Agreement provides for the grant to Mr. NcNiel of options to purchase up to 1,220,000 shares of the Company’s common stock at an exercise price of $3.22 per share, subject to stockholder approval, which vest over a three-year period at 33%, 33% and 34% annually.

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

(11) Derivative Financial Instruments

The Company commenced the use of derivative financial instruments during the second quarter of 2009 and from time to time will use such derivative financial instruments, such as foreign currency forward contracts, as economic hedges to reduce exchange rate risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (i.e., receivables and payables). The purpose of the Company’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  In accordance with the authoritative guidance issued by the FASB on derivatives and hedging, companies are required to recognize all of the derivative financial instruments as either assets or liabilities at fair value in the consolidated balance sheets. The Company’s derivative instruments do not meet the criteria for hedge accounting within the authoritative guidance. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of operations within “interest and other (loss) income, net” in the period in which they occur. The Company does not use derivative financial instruments for trading or speculative purposes.

As of both December 31, 2010 and 2009, the Company had no foreign currency forward contracts outstanding. During the year ended December 31, 2010, the Company recorded approximately $0.1 million of gains related to its foreign currency forward contracts. During the year ended December 31, 2009, the Company recorded approximately $0.8 million of losses related to its foreign currency forward contracts.

(12) Litigation

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

In October 2010, in connection with the USAO investigation, the Company received a grand jury subpoena seeking all documents relating to the Company’s September 29, 2010, disclosure of the improper payments. Since that time, the Company has received additional subpoenas and document requests from the USAO seeking, among other things, documents relating to certain of the Company’s employees and other information about the Company.

Also in October 2010, the Company received a subpoena from the SEC seeking, among other things, documentation relating to the Company’s dealings with the customer in connection with whose licensing of software improper payments were  made and documentation relating to certain of the Company’s accounting practices. Since that time, the Company has received additional subpoenas seeking among other things, information related to certain of the Company’s employees, customers, policies and practices.

The Company is cooperating fully with the investigations of both the USAO and the SEC and has produced documents responsive to all subpoenas and document requests. The Company intends to produce more documentation and to cooperate fully with both investigations.

The Company cannot predict the scope, timing, or outcome of the USAO and SEC investigations and other matters referred to herein, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government contracts, and other remedies and sanctions, any of which could lead to an adverse impact on our credit ratings and ability to obtain financing, an adverse impact on the Company’s stock price, loss of additional senior management, the inability to attract or to retain key employees, and the loss of customers. In addition, under the law, any illegal acts of the Company’s employees may be ascribed to the Company. The Company cannot predict what impact, if any, these matters may have on its business, financial condition, results of operations, and liquidity.

Stockholder Litigation

In October 2010, two purported securities class actions (the “Actions”) were filed in the United States District Court for the Eastern District of New York on behalf of purchasers of the common stock of the Company between February 5, 2009 and September 29, 2010. The two Actions contain substantially similar allegations and causes of actions. The complaint in each of the Actions name as defendants the Company and Mr. Huai, as well as Wayne Lam an officer of the Company and James Weber the Company’s Chief Financial Officer and interim Chief Operating Officer. The complaints in each of the actions allege that the defendants made a series of materially false and misleading statements related to the Company’s business and operations in violation of the Securities Exchange Act of 1934. The following adverse facts are alleged: (i) that FalconStor was experiencing weak demand for its products and services; (ii) that FalconStor was making improper payments to secure a contract with at least one of its customers; and (iii) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about FalconStor and its prospects. The plaintiffs in each Action seek damages from the defendants. On November 1, 2010, the parties to one of the two Actions entered into a stipulation setting forth a schedule for an amended complaint and an answer or other response thereto. On November 3, 2010, the Actions were consolidated before Judge Edward R. Korman, and the Company anticipates that it will be receiving an amended complaint (the combined Actions are referred to as the “Class Action”).

The Company is thus unable to determine what claims will ultimately be asserted in the Class Action.  In addition key issues such as whether a class will be certified and, if so, who the members of the class will be and what time period the class will cover, have not yet been determined. The Company believes it has meritorious defenses to some or all of the claims of the Actions as filed and intends to file a motion to dismiss. The Company is therefore unable to estimate reasonably its exposure for the Class Action.

In January 2011, a Company shareholder filed an action in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company against the Company, each of the Company’s Directors, and Messrs. Huai, Lam and Weber (the “Derivative Action”). The Derivative Action alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets. The Derivative Action also alleges that Messrs. Oxenhorn, Fischer, Kaufman, Lieber and Rubenstein breached their duties to the Company by allowing Mr. Huai to resign.

The Company believes that the shareholder failed to make, and was not excused from making, a demand on the Company’s Board to redress these grievances and the Company intends to file a motion to dismiss. The Company further believes that it has meritorious defenses to some or all of the claims of the Derivative Action as filed, and intends to file a motion to dismiss based on these grounds.

Counsel for the nominal Plaintiff has indicated that it expects to file an amended complaint. The Company is thus unable to reasonably estimate its exposure for the Derivative Action.

The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results.

(13) Employee Benefit Plans

Defined Contribution Plan

Effective July 2002, the Company established a voluntary savings and defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. Employees are 100% vested in their own contributions. For the years ended December 31, 2010, 2009, and 2008, the Company did not make any contributions to the Plan.

Effective July 1, 2007, the Company, in accordance with the labor pension system in Taiwan, contributes 6% of salaries to individual pension accounts managed by the Bureau of Labor Insurance. The Plan covers all Taiwan employees that elect the new pension system and all employees hired after July 1, 2005. For the years ended December 31, 2010, 2009, and 2008, the Company contributed $148,000, $127,000, and $117,000, respectively.

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

At December 31, 2010 and 2009, $252,458, and $192,803, respectively, is included in accumulated other comprehensive income for amounts that have not yet been recognized in net periodic pension cost. These amounts include the following: unrecognized transition obligation of $47,231 and $47,858 at December 31, 2010 and 2009, respectively, and unrecognized actuarial losses of $205,227 and $144,946 at December 31, 2010 and 2009, respectively. During 2010, the total amount recorded in other comprehensive income related to the pension plan was $59,655 (net of tax), which consisted of an actuarial gain of $60,281 and the recognition of $626 of transition obligations recognized during 2010 as a component of net periodic pension cost. The transition obligation and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost for the year ended December 31, 2011, is $5,434 and $7,168 respectively.

Pension information for the years ended December 31, 2010 and 2009, is as follows:

	2010	2009

Accumulated benefit obligation	$226,051	$170,312

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	318,752	247,779
Interest cost	7,329	6,157
Actuarial loss	46,358	56,034
Benefits paid	-	-
Service cost	4,302	2,982
Currency translation and other	40,156	5,800
Projected benefit obligation at end of year	$416,897	$318,752

Changes in plan assets:
Fair value of plan assets at beginning of year	$62,414	$48,456
Actual return on plan assets	934	930
Benefits paid	-	-
Employer contributions	12,225	11,854
Currency translation and other	8,018	1,174

Fair value of plan assets at end of year	$83,591	$62,414

Funded status	$333,306	$256,338
Components of net periodic pension cost:
Interest cost	$7,329	$6,157
Expected return on plan assets	(1,435)	(1,205)
Amortization of net loss	11,516	8,988
Service cost	4,302	2,982

Net periodic pension cost	$21,712	$16,922

The Company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Company contributions of approximately $12,000 are expected to be made during 2011. Benefit payments of approximately $324,000 are expected to be paid in 2016 through 2020.

The Company utilized the following assumptions in computing the benefit obligation at December 31, 2010 and 2009 as follows:

	December 31, 2010	December 31, 2009

Discount Rate	2.00%	2.25%
Rate of increase in compensation levels	3.00%	3.00%
Expected long-term rate of return on plan assets	2.00%	2.25%

(14) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the years ended December 31, 2010, 2009 and 2008, and the location of long-lived assets as of December 31, 2010, 2009, and 2008, are summarized as follows:

	2010	2009	2008
Revenues:
North America	$45,796,271	$53,306,365	$52,540,234
Asia	16,151,399	15,140,444	14,143,622
Europe, Middle East, Africa and other	20,896,076	21,012,372	20,341,004
Total revenues	$82,843,746	$89,459,181	$87,024,860

Long-lived assets (includes all non-current assets):
North America	$11,798,121	$24,295,603	$20,682,794
Asia	1,340,527	1,505,856	1,869,963
Europe, Middle East, Africa and other	387,991	508,577	386,981
Total long-lived assets	$13,526,639	$26,310,036	$22,939,738

For the year ended December 31, 2010, the Company had one customer that accounted for 10% of total revenues. For the year ended December 31, 2009, the Company had two customers that together accounted for 26% of total revenues. For the year ended December 31, 2008, the Company had two customers that together accounted for a total of 33% of total revenues. As of December 31, 2010, the Company had one customer with accounts receivable balance greater than 10%, which totaled 13% of the gross accounts receivable balance. As of December 31, 2009, there were no customers with accounts receivables balances greater than 10% of the gross accounts receivable balance.

(15) Valuation and Qualifying Accounts – Allowance for Returns and Doubtful Accounts

	Balance at	Additions charged		Balance at
	Beginning of	to Expenses /		End of
Period Ended	Period	Revenues	Deductions	Period

December 31, 2010	$7,503,338	$1,211,838	$5,472,718	$3,242,458
December 31, 2009	$8,474,428	$3,163,697	$4,134,787	$7,503,338
December 31, 2008	$8,780,880	$4,088,575	$4,395,027	$8,474,428

Note:  Additions to the allowance for doubtful accounts are recorded within general and administrative expenses. Additions to the reserve for product and service returns are recorded within net revenues.

 (16) Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2010 and 2009:

	Fiscal Quarter
	First	Second	Third	Fourth
2010
Revenue (a)	$17,119,656	$20,270,709	$18,975,832	$26,477,550
Net loss	$(5,530,066)	$(3,375,498)	$(26,416,827)	$(53,229)
Basic net loss per share	$(0.12)	$(0.07)	$(0.58)	$(0.00)
Diluted net loss per share	$(0.12)	$(0.07)	$(0.58)	$(0.00)
Basic weighted average common shares outstanding	44,700,033	45,554,849	45,836,621	46,084,828
Diluted weighted average common shares outstanding	44,700,033	45,554,849	45,836,621	46,084,828

2009
Revenue (a)	$21,021,085	$24,468,620	$21,540,169	$22,429,307
Net (loss) income	$(850,961)	$1,266,714	$(2,031,405)	$(1,477,053)
Basic net (loss) income per share	$(0.02)	$0.03	$(0.05)	$(0.03)
Diluted net (loss) income per share	$(0.02)	$0.03	$(0.05)	$(0.03)
Basic weighted average common shares outstanding	44,974,677	44,662,246	44,803,379	44,690,260
Diluted weighted average common shares outstanding	44,974,677	45,886,221	44,803,379	44,690,260

The sum of the quarterly net income (loss) per share amounts do not necessarily equal the annual amount reported, as per share amounts are computed independently for each quarter and the annual period based on the weighted average common shares outstanding in each period.

  (a) Due to cash collections of previously reserved accounts receivable balances during the fourth quarter of 2010, the Company recorded a benefit of approximately $1.2 million as compared with an a expense of approximately $0.9 million in the fourth quarter of 2009. These amounts are included in the Company’s allowance for returns, and are therefore shown as part of net revenue in each respective period.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, using the COSO framework. The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

There were no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the internal investigation arising from the revelation of the improper payments in connection with the licensing of software to a customer, our Board of Directors has accepted recommendations for changes and enhancements to the Company’s controls and procedures, and management has been working on the implementation of such changes and enhancements.

The registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

Item 9B.	Other Information

On March 10, 2011, Section 1.9 of the Company’s By-Laws was amended by adding the following paragraph at the end of the Section:

“Broker non-votes and abstentions shall be considered for the purpose of establishing a quorum, but shall not be considered as votes cast for or against a proposal or a director nominee.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information called for by Part III, Item 10, regarding the Registrant’s directors will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2011, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Election of Directors”, “Management”, “Executive Compensation”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2010, our year-end.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2011, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, Compensation Committee Report” and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2010, our year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 4 and is incorporated herein by reference. All other information called for by Part III, Item 12, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2011, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Beneficial Ownership of Shares.” The Proxy Statement will be filed within 120 days of December 31, 2010, our year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding our relationships and related transactions will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2011, and is incorporated by reference. The information appears in the Proxy Statement under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed within 120 days of December 31, 2010, our year-end.

Item 14.	Principal Accountant Fees and Services

Information called for by Part III, Item 14, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2011, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Principal Accountant Fees and Services.” The Proxy Statement will be filed within 120 days of December 31, 2010, our year-end.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The information required by subsections (a)(1) and (a)(2) of this item are included in the response to Item 8 of Part II of this annual report on Form 10-K.

(b)	Exhibits

3.1	Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 (File no. 33-79350), filed on April 28, 1994.

3.2	*Amended and Restated By-Laws of FalconStor Software, Inc.

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

10.2
Employment Agreement dated January 11, 2011 between Registrant and James P. McNiel, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated January 11, 2011.

10.3
Stand-Alone Stock Option Agreement dated January 11, 2011, by and between FalconStor Software, Inc., and James P. McNiel, incorporated herein by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, dated January 11, 2011.

10.4
FalconStor Software, Inc., 2005 Key Executive Severance Protection Plan, as amended August 6, 2007, incorporated herein by reference to Exhibit 10.2 to Registrant’s quarterly report on Form 10-Q for the period ended June 30, 2007, filed on August 8, 2007.

10.5
Amended and Restated FalconStor Software, Inc., 2005 Key Executive Severance Protection Plan, incorporated herein by reference to Exhibit 10.3 to Registrant’s annual report on Form 10-K for the year ended December 31, 2005, filed on March 15, 2006.

10.6	*FalconStor Software, Inc., Director Compensation Deferral Plan, effective January 1, 2011

21.1	Subsidiaries of Registrant – FalconStor, Inc., FalconStor AC, Inc., FalconStor Software (Korea), Inc.

23.1	*Consent of KPMG LLP

31.1	*Certification of the Chief Executive Officer

31.2	*Certification of the Chief Financial Officer

32.1	*Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	*Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

*- filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Melville, State of New York on March 14, 2011.

FALCONSTOR SOFTWARE, INC.

By:	/s/ James P. McNiel	Date: March 14, 2011
James P. McNiel, President, Chief Executive Officer of FalconStor Software, Inc.

POWER OF ATTORNEY

FalconStor Software, Inc. and each of the undersigned do hereby appoint James P. McNiel and James Weber, and each of them severally, its or his true and lawful attorney to execute on behalf of FalconStor Software, Inc. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ James P. McNiel	March 14, 2011
	James P. McNiel, President, Chief Executive Officer (Principal Executive Officer)	Date

By:	/s/ James Weber	March 14, 2011
	James Weber, Chief Financial Officer, Vice President, Interim Chief Operating Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	Date

By:	/s/ Steven R. Fischer	March 14, 2011
	Steven R. Fischer, Director	Date

By:	/s/ Alan W. Kaufman	March 14, 2011
	Alan W. Kaufman, Director	Date

By:	/s/ Irwin Lieber	March 14, 2011
	Irwin Lieber, Director	Date

By:	/s/ Eli Oxenhorn	March 14, 2011
	Eli Oxenhorn, Chairman of the Board	Date

By:	/s/ Barry Rubenstein	March 14, 2011
	Barry Rubenstein, Director	Date