Form 10-Q
period 2011-03-31
FALCONSTOR SOFTWARE INC
filed 2011-05-10
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

The number of shares of Common Stock outstanding as of April 29, 2011 was 46,594,749

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

Index

PART I.  FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$21,070,321	$17,842,555
Marketable securities	20,760,818	18,903,635
Accounts receivable, net of allowances of $2,140,134 and $3,242,458, respectively	15,667,849	23,286,660
Prepaid expenses and other current assets	1,742,433	1,190,531
Income tax receivable	385,682	385,682
Inventory	1,466,825	1,409,659
Total current assets	61,093,928	63,018,722

Property and equipment, net of accumulated depreciation of $20,482,065 and $19,468,420, respectively	5,629,473	5,796,013
Long-term marketable securities	582,417	578,643
Deferred tax assets, net.	220,285	235,197
Other assets, net	2,492,785	2,379,225
Goodwill	4,150,339	4,150,339
Other intangible assets, net	282,720	387,222

Total assets	$74,451,947	$76,545,361

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,686,557	$1,455,013
Accrued expenses	9,150,238	9,109,424
Deferred revenue, net	17,990,587	16,979,455
Total current liabilities	28,827,382	27,543,892

Other long-term liabilities	2,533,407	2,507,169
Deferred revenue, net	7,486,818	6,555,437

Total liabilities	38,847,607	36,606,498

Commitments and contingencies
Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 54,599,814 and 54,147,234 shares issued, respectively and 46,594,579 and 46,141,999 shares outstanding, respectively	54,600	54,147
Additional paid-in capital	152,666,035	150,884,184
Accumulated deficit	(68,523,780)	(62,557,515)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,676,176)	(1,525,614)

Total stockholders' equity	35,604,340	39,938,863
Total liabilities and stockholders' equity	$74,451,947	$76,545,361

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Revenues:
Product revenues	$11,259,015	$9,818,197
Support and services revenues	7,700,247	7,301,459
Total revenues	18,959,262	17,119,656

Cost of revenues:
Product	1,723,006	1,508,685
Support and service	3,367,913	3,612,697
Total cost of revenues	5,090,919	5,121,382

Gross profit	$13,868,343	$11,998,274

Operating expenses:
Research and development costs	5,856,294	7,126,835
Selling and marketing	8,474,093	11,014,500
General and administrative	2,601,535	2,359,950
Investigation costs	2,611,120	-
Total operating expenses	19,543,042	20,501,285

Operating loss	(5,674,699)	(8,503,011)

Interest and other income (loss), net	300,950	(109,940)

Loss before income taxes	(5,373,749)	(8,612,951)

Provision (benefit) for income taxes	592,516	(3,082,885)

Net loss	$(5,966,265)	$(5,530,066)

Basic net loss per share	$(0.13)	$(0.12)

Diluted net loss per share	$(0.13)	$(0.12)

Weighted average basic shares outstanding	46,261,472	44,700,033

Weighted average diluted shares outstanding	46,261,472	44,700,033

See accompanying notes to unaudited condensed consolidated financial statements

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,966,265)	$(5,530,066)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,128,717	1,523,184
Share-based payment compensation	1,225,452	2,285,182
Non-cash professional services expenses	89,495	417,142
Realized loss on marketable securities	-	121
Tax benefit from stock option exercises	-	(338,480)
Provision for returns and doubtful accounts	(734,969)	949,044
Deferred income tax provision	14,912	8,689
Changes in operating assets and liabilities:
Accounts receivable	8,361,870	5,289,812
Prepaid expenses and other current assets	(521,192)	(752,503)
Income tax receivable	-	(2,627,456)
Inventory	(57,166)	(550,412)
Other assets	25,944	153,117
Accounts payable	222,353	(385,533)
Accrued expenses and other liabilities	(105,139)	(1,725,745)
Deferred revenue	1,941,385	778,538
Net cash provided by (used in) operating activities	5,625,397	(505,366)

Cash flows from investing activities:
Sales of marketable securities	5,204,117	2,335,144
Purchases of marketable securities	(7,064,050)	(5,268,233)
Purchases of property and equipment	(797,442)	(1,078,225)
Capitalized software development costs	(121,622)	-
Security deposits	(8,522)	1,981
Purchase of intangible assets	(29,700)	(20,634)

Net cash used in investing activities	(2,817,219)	(4,029,967)

Cash flows from financing activities:
Proceeds from exercise of stock options	467,354	215,021
Tax benefits from stock option exercises	-	338,480

Net cash provided by financing activities	467,354	553,501

Effect of exchange rate changes on cash and cash equivalents	(47,766)	(172,673)

Net increase (decrease) in cash and cash equivalents	3,227,766	(4,154,505)

Cash and cash equivalents, beginning of period	17,842,555	15,752,528

Cash and cash equivalents, end of period	$21,070,321	$11,598,023

Cash paid for income taxes	$94,122	$27,500

The Company did not pay any interest for the three months ended March 31, 2011 and 2010.

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

Index

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2011, and the results of its operations for the three months ended March 31, 2011 and 2010. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

(f)	Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of March 31, 2011, the Company’s cash equivalents consisted of money market funds. As of December 31, 2010, the Company’s cash equivalents consisted of money market funds and government securities. At March 31, 2011 and December 31, 2010, the fair value of the Company’s cash equivalents amounted to approximately $15.6 million and $14.1 million, respectively. As of March 31, 2011 and December 31, 2010, the Company’s marketable securities consisted of corporate bonds, auction rate securities, and government securities. As of March 31, 2011 and December 31, 2010, the fair value of the Company’s current marketable securities was approximately $20.8 million and $18.9 million, respectively. In addition, as of both March 31, 2011 and December 31, 2010, the Company had an additional $0.6 million of long-term marketable securities that required a higher level of judgment to determine the fair value. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded within interest and other loss, net in the condensed consolidated statement of operations. See Note (5) Marketable Securities for additional information.

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

As of both March 31, 2011 and December 31, 2010, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated carrying value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

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

Revenues associated with maintenance services are deferred and recognized as revenue ratably over the term of the contract. Revenues associated with software implementation and software engineering services are recognized when the services are performed. Costs of providing these services are included in cost of support and services revenue.

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

(i)   Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). For the three months ended March 31, 2011 and 2010, depreciation expense was $977,612 and $1,238,648, respectively. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

(j)    Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. The Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company’s annual impairment assessment is performed during the fourth quarter of each year, and an assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. Identifiable intangible assets include: (i) assets acquired through business combinations, including customer contracts and intellectual property, and (ii) patents amortized over three years using the straight-line method.

Index

For the three months ended March 31, 2011 and 2010, amortization expense was $134,202 and $143,644, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010

Goodwill	$4,150,339	$4,150,339

Other tangible assets:

Gross carrying amount	$2,928,755	$2,899,055
Accumulated amortization	(2,646,035)	(2,511,833)
Net carrying amount	$282,720	$387,222

(k)	Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current revenue of the related products to total current and anticipated future revenue of these products. During the first quarter of 2011, the Company capitalized approximately $122,000 related to software development projects. The Company did not capitalize any software development costs during the first quarter of 2010. During the three months ended March 31, 2011 and 2010, the Company recorded $16,903 and $6,725, respectively, of amortization expense related to capitalized software costs.

Purchased software technology is included in “other assets” in the condensed consolidated balance sheets. As of December, 31, 2010, purchased software technology has been fully amortized. Amortization expense was $134,167 for the three months ended March 31, 2010. Amortization of purchased software technology is recorded at the greater of the straight-line basis over the product’s estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

(l)	Income Taxes

The Company records income taxes under the liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In determining the period in which related tax benefits are realized for financial reporting purposes, excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted.

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

During the three months ended March 31, 2011, foreign currency transactional gain totaled approximately $234,000. During the three months ended March 31, 2010, foreign currency transactional loss totaled approximately $209,000. The aforementioned foreign currency transactional results are net of the foreign currency forward contracts utilized by the Company as part of the management program to reduce the volatility in earnings caused by exchange rate fluctuations.  See Note (7) Derivative Financial Instruments for additional information.

(p)	Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and restricted stock unit awards outstanding. Due to the net loss for both the three months ended March 31, 2011 and 2010, all common stock equivalents of 12,779,092 and 13,448,304, respectively, were excluded from diluted net loss per share because they were anti-dilutive.

Index

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(5,966,265)	46,261,472	$(0.13)	$(5,530,066)	44,700,033	$(0.12)

Effect of dilutive securities:
Stock options and restricted stock		-			-

Diluted EPS	$(5,966,265)	46,261,472	$(0.13)	$(5,530,066)	44,700,033	$(0.12)

(q)	Investments

As of both March 31, 2011 and December 31, 2010, the Company maintained certain cost-method investments aggregating $973,965, which are included within other assets, net in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2011 and 2010, the Company did not recognize any impairment charges related to any of its cost-method investments.

(r)	Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

(s)	New Accounting Pronouncements

In December 2010, the FASB issued authoritative guidance regarding when reporting entities are to perform Step 2 of the goodwill impairment testing. This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The authoritative guidance was effective for the Company beginning with its first quarter of 2011. The adoption of this authoritative guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements, and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance was effective for the Company beginning with its first quarter of 2010, except for Level 3 reconciliation disclosures, which were effective for annual periods beginning after December 15, 2010. The adoption of this authoritative guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued authoritative guidance related to the recognition of revenue for multiple-deliverable arrangements. Under the authoritative guidance, revenue may be allocated to the different elements in an arrangement based on relative selling price using the best estimate of selling price if vendor-specific or other third-party evidence of value is not available. The authoritative guidance was effective for the Company beginning with its first quarter of 2011. The adoption of this authoritative guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued authoritative guidance altering the scope of revenue recognition guidance for software deliverables to exclude items sold that include hardware with software that is essential to the hardware's functionality. The authoritative guidance was effective for the Company beginning with its first quarter of 2011. The adoption of this authoritative guidance did not have a significant impact on the Company’s condensed consolidated financial statements.

Index

(2) Share-Based Payment Arrangements

The following table summarizes the plans under which the Company was able to grant equity compensation as of March 31, 2011:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares

FalconStor Software, Inc., 2006 Incentive Stock Plan	9,928,114	1,329,786	6,707,014	May 17, 2016

FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan	400,000	380,000	20,000	May 8, 2020

The following table summarizes the plans which have expired but still have equity awards outstanding as of March 31, 2011:

	Shares Available	Shares
Name of Plan	for Grant	Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	--	5,461,178

1994 Outside Directors Stock Option Plan	--	125,500

2004 Outside Directors Stock Option Plan	--	250,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	--	215,400

Options granted under all of the Company’s Plans have terms of ten years.

The following table summarizes stock option activity during the three months ended March 31, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2010	12,192,884	$5.58

Granted	725,000	$3.66
Exercised	(159,355)	$2.93
Canceled	(234,653)	$6.45
Forfeited	(355,226)	$3.82

Options Outstanding at March 31, 2011	12,168,650	$5.53	5.99	$8,620,896

Options Exercisable at March 31, 2011	8,479,364	$6.42	4.75	$4,100,640

Index

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the three months ended March 31, 2011 and 2010 was $467,354 and $215,021, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was $258,296 and $2,214,207, respectively.

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations:

	Three months ended March 31,
	2011	2010
Cost of revenues - product	$732	$6,932
Cost of revenues - support and service	143,487	319,945
Research and development costs	479,042	1,039,972
Selling and marketing	422,724	1,020,769
General and administrative	268,962	314,706

	$1,314,947	$2,702,324

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

	Three months ended March 31,
	2011	2010
Outside directors, officers and employees	$394,534	$769,777
Non-employee consultants	2,592	414,336

	$397,126	$1,184,113

As of March 31, 2011, an aggregate of 2,748,872 shares of restricted stock had been issued, of which, 1,712,467 had vested and 443,240 had been canceled. As of March 31, 2010, an aggregate of 2,348,515 shares of restricted stock had been issued, of which 1,017,738 had vested and 397,186 had been canceled.

As of March 31, 2011, an aggregate of 90,412 restricted stock units had been issued, of which 70,635 had vested and 2,500 had been canceled. As of March 31, 2010, an aggregate of 90,412 restricted stock units had been issued, of which none had vested and 1,382 had been canceled.

Index

The following table summarizes restricted stock and restricted stock units activity during the three months ended March 31, 2011:

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2010	839,422

Granted	90,000
Vested	(293,225)
Forfeited	(25,755)

Non-Vested at March 31, 2011	610,442

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the three months ended March 31, 2011 and 2010 was $1,369,493 and $1,539,206, respectively.

Options granted to officers, employees and directors during fiscal 2011 and 2010 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period generally of three years.

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

	Three months ended March 31,
	2011	2010
Non-qualified stock options	$86,903	$2,806
Restricted stock awards	2,592	414,336

	$89,495	$417,142

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

As of March 31, 2011, there was approximately $6,263,736 of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s equity plans.

(3) Income Taxes

The Company’s provision for income taxes consists of federal, state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.  The Company’s 2011 annual effective tax rate (excluding discrete items) is estimated to be approximately (14.6%) based upon its anticipated results both in the U.S. and in its foreign subsidiaries.

Index

For the three months ended March 31, 2011, the Company recorded an income tax provision of $0.6 million on its pre-tax loss of $5.4 million, consisting of primarily state and local and foreign taxes. During the third quarter of 2010, the Company concluded that its domestic deferred tax assets were no longer realizable on a more-likely-than-not basis, therefore, recording a full valuation allowance against its domestic deferred tax assets. During the three months ended March 31, 2011, the Company’s conclusion did not change with respect to its deferred tax assets and therefore, has not recorded any benefit for its expected net deferred tax assets for the full year 2011. As of March 31, 2011, the valuation allowance totaled approximately $29.4 million. In addition, the Company also recorded an accrual for certain legal matters during the three months ended March 31, 2011 which the Company believes will be non-deductible for US income tax purposes. The tax impact related to this accrual was recorded as a discrete item during the three months ended March 31, 2011.

For the three months ended March 31, 2010, the Company recorded an income tax benefit of $3.1 million on its pre-tax book loss of $8.6 million consisting primarily of federal, state and local and foreign taxes.

The Company’s total unrecognized tax benefits as of March 31, 2011 and December 31, 2010 were approximately $5.3 million and $5.2 million, respectively, which if recognized, would affect the Company’s effective tax rate. As of March 31, 2011 and December 31, 2010, the Company had recorded an aggregate of approximately $140,000 and $114,000, respectively, of accrued interest and penalties.

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

  Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at March 31, 2011 and December 31, 2010 totaled $15.6 million and $13.7 million, respectively, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes government securities and corporate debt securities, which at March 31, 2011 and December 31, 2010 totaled $20.8 million and $19.3 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes auction rate securities, which at March 31, 2011 and December 31, 2010 totaled $0.6 million, which are included within long-term marketable securities in the condensed consolidated balance sheets.

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

As of each March 31, 2011 and December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. Over the past three years, the auction events for most of these instruments failed and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

As of March 31, 2011, the Company recorded a cumulative temporary decline in fair value of approximately $117,583 in accumulated other comprehensive loss. As of December 31, 2010, the Company recorded a cumulative temporary decline in fair value of approximately $121,357 in accumulated other comprehensive loss. During the fourth quarter of 2010, $700,000 of the Company’s auction rate securities were called by the issuer at par value. The Company believes that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, the Company will record a charge to earnings in the period of determination.

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

Index

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at March 31, 2011:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$15,558,663	$15,558,663	$-	$-
Total cash equivalents	15,558,663	15,558,663	-	-

Marketable securities:
Corporate debt and government securities	20,760,818	-	20,760,818	-
Auction rate securities	582,417	-	-	582,417
Total marketable securities	21,343,235	-	20,760,818	582,417

Total assets measured at fair value	$36,901,898	$15,558,663	$20,760,818	$582,417

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2010:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$13,660,139	$13,660,139	$-	$-
Corporate debt and government securities	402,635	-	402,635	-
Total cash equivalents	14,062,774	13,660,139	402,635	-

Marketable securities:
Corporate debt and government securities	18,903,635	-	18,903,635	-
Auction rate securities	578,643	-	-	578,643
Total marketable securities	19,482,278	-	18,903,635	578,643

Total assets measured at fair value	$33,545,052	$13,660,139	$19,306,270	$578,643

The Company’s valuation methodology for auction rate securities includes a discounted cash flow analysis. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of January 1st through March 31st of each of the respective years:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Auction Rate Securities

	March 31, 2011	March 31, 2010
Beginning Balance	$578,643	$1,077,466
Total unrealized gains in accumulated
other comprehensive loss	3,774	8,998
Ending Balance	$582,417	$1,086,464

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

The cost and fair values of the Company’s available-for-sale marketable securities as of March 31, 2011, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)

Auction rate securities	$582,417	$700,000	$(117,583)

Government securities	18,085,723	18,077,278	8,445

Corporate debt securities	2,675,095	2,668,923	6,172

	$21,343,235	$21,446,201	$(102,966)

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2010, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)

Auction rate securities	$578,643	$700,000	$(121,357)

Government securities	17,053,041	17,043,856	9,185

Corporate debt securities	1,850,594	1,842,413	8,181

	$19,482,278	$19,586,269	$(103,991)

(6) Inventories

Inventories consist of component materials and finished systems. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. Component material consists of certain key replacement parts for the finished systems. Inventories are as follows:

	As of
	March 31,	December 31,
	2011	2010

Component materials	$65,546	$114,893
Finished systems	1,401,279	1,294,766

Total Inventory	$1,466,825	$1,409,659

Index

As of March 31, 2011 and December 31, 2010, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

(7) Derivative Financial Instruments

The Company from time to time will use such derivative financial instruments, such as foreign currency forward contracts, as economic hedges to reduce exchange rate risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (i.e., receivables and payables). The purpose of the Company’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  In accordance with the authoritative guidance issued by the FASB on derivatives and hedging, companies are required to recognize all of the derivative financial instruments as either assets or liabilities at fair value in their balance sheets. The Company’s derivative instruments do not meet the criteria for hedge accounting within the authoritative guidance. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of operations within “interest and other income (loss), net” in the period in which they occur. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company did not utilize foreign currency forward contracts during the first quarter of 2011, and there were no such contracts outstanding at March 31, 2011 or December 31, 2010. During the three months ended March 31, 2010, the Company recorded approximately $0.2 million of gains related to its foreign currency forward contracts. These gains offset the underlying losses recognized on accounts receivable denominated in foreign currencies, totaling approximately $0.4 million.

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

During each of the three months ended March 31, 2011 and 2010, the Company did not repurchase any shares of its common stock. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339. As of March 31, 2011, the Company had the authorization to repurchase an additional 5,994,765 shares of its common stock based upon its judgment and market conditions.

Preferred Stock

The Company is authorized to issue two million shares of $0.001 par value Preferred Stock. No preferred stock has been issued or outstanding for any period presented.

Index

 (9) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in February 2012. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2011 through 2013. The following is a schedule of future minimum lease payments for all operating leases as of March 31, 2011:

2011	$1,968,352
2012	999,054
2013	119,246
$3,086,652

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. To date, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. As of March 31, 2011 and March 31, 2010, there were no claims outstanding under such indemnification provisions.

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

On January 11, 2011, the Company entered into a Stand-Alone Stock Option Agreement (“Stock Agreement”) with James P. McNiel. The Stock Agreement provides for the grant to Mr. NcNiel of options to purchase up to 1,220,000 shares of the Company’s common stock, which was approved by stockholders on May 9, 2011, at an exercise price of $3.22 per share, which vest over a three-year period at 33%, 33% and 34% annually.

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

Index

Internal Investigation

As part of the internal investigation, counsel to the Special Committee interviewed numerous employees and reviewed internal Company documents but was unable to speak with Mr. Huai and one sales person allegedly involved with the improper payments. On November 10, 2010, counsel to the Special Committee presented its report to the Special Committee. After a detailed review of this matter, the Special Committee concluded that (i) certain employees of one customer of the Company either directly or indirectly received various forms of compensation from the Company between 2008 and 2010, (ii) no more than three Company employees were knowingly involved in procuring these payments, and (iii) there was no evidence of a pattern of improper payments to other customers by the Company.  Based upon the information in its possession, the Company determined that the payments at issue did not have any effect on the Company’s revenue recognition and did not result in any material misstatement of the Company’s financial information in its filings with the Securities and Exchange Commission. Additionally, after the conclusion of its investigation, the Special Committee recommended a number of enhancements to the Company’s controls and procedures. As indicated under Part I, Item 4. Controls and Procedures, the Board of Directors has accepted these recommendations and the Company has implemented or is in the process of implementing the changes to its controls and procedures.

Government Investigations

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

The Company is cooperating fully with the investigations of both the USAO and the SEC and has produced documents responsive to all subpoenas and document requests. The Company intends to produce more documentation and to cooperate fully with both investigations. The Company has recorded an accrual of $1.5 million in the first quarter of 2011 for certain costs associated with the possible resolution of the government investigations. Notwithstanding the foregoing, the Company cannot predict the scope, timing, or outcome of the investigations, nor can it predict what impact, if any, these matters may have on the Company’s business, financial condition, results of operations, and statement of cash flow.

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

Index

Stockholder Litigation

In October 2010, two purported securities class actions (the “Actions”) were filed in the United States District Court for the Eastern District of New York on behalf of purchasers of the common stock of the Company between February 5, 2009 and September 29, 2010. The two Actions contain substantially similar allegations and causes of actions. The complaint in each of the Actions name as defendants the Company and Mr. Huai, as well as Wayne Lam an officer of the Company and James Weber the Company’s Chief Financial Officer and interim Chief Operating Officer. The complaint in each of the actions alleges that the defendants made a series of materially false and misleading statements related to the Company’s business and operations in violation of the Securities Exchange Act of 1934. The following adverse facts are alleged: (i) that FalconStor was experiencing weak demand for its products and services; (ii) that FalconStor was making improper payments to secure a contract with at least one of its customers; and (iii) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about FalconStor and its prospects. The plaintiffs in each Action seek damages from the defendants. On November 3, 2010, the Actions were consolidated before Judge Edward R. Korman (the combined Actions are referred to as the “Class Action”). Motions for the appointment of “lead plaintiff” and for the approval of selection of “lead counsel” have been filed in the Class Action. The Company anticipates that following decisions on these motions, it will receive an amended complaint.

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

In January 2011, a Company stockholder filed an action in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company against the Company, each of the Company’s Directors, and Messrs. Huai, Lam and Weber (the “Derivative Action”). The Derivative Action alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets. The Derivative Action also alleges that Messrs. Oxenhorn, Fischer, Kaufman, Lieber and Rubenstein breached their duties to the Company by allowing Mr. Huai to resign.

The Company believes that the stockholder failed to make, and was not excused from making, a demand on the Company’s Board to redress these grievances and the Company intends to file a motion to dismiss. The Company further believes that it has meritorious defenses to some or all of the claims of the Derivative Action as filed, and intends to file a motion to dismiss based on these grounds.

In April 2011, the parties to the Derivative Action entered into a stipulation staying the Derivative Action indefinitely. Under the terms of the stipulation, any party may lift the stay upon thirty days written notice to the other parties.

Counsel for the nominal Plaintiff has indicated that once the stay is lifted, it expects to file an amended complaint. The Company is thus unable to reasonably estimate its exposure for the Derivative Action.

The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results.

Index

 (11) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three months ended March 31, 2011 and 2010, and the location of long-lived assets as of March 31, 2011 and December 31, 2010, are summarized as follows:

	Three Months Ended March 31,
Revenues:	2011	2010

North America	$8,342,529	$11,001,972
Asia Pacific	5,325,181	2,662,952
Europe, Middle East, Africa and Other	5,291,552	3,454,732

Total Revenues	$18,959,262	$17,119,656

	March 31,	December 31,
Long-lived assets:	2011	2010

North America	$11,710,898	$11,798,121
Asia Pacific	1,271,595	1,340,527
Europe, Middle East, Africa and Other	375,526	387,991

Total long-lived assets	$13,358,019	$13,526,639

For the three months ended March 31, 2011, the Company did not have any customers who accounted for 10% or more of total revenues. For the three months ended March 31, 2010, the Company had one customer who accounted for 13% of revenues. As of March 31, 2011, the Company had one customer that accounted for 19% of the accounts receivable balance. As of December 31, 2010, the Company had one customer that accounted for 13% of the accounts receivable balance.

Due to cash collections of previously reserved accounts receivable balances during the three months ended March 31, 2011, the Company recorded a benefit of approximately $0.9 million as compared with an a expense of approximately $0.9 million for the three months ended March 31, 2010. These amounts are included within revenues in each respective period in the accompanying condensed consolidated statements of operations.

(12) Subsequent Events

On May 9, 2011, the Company’s stockholders approved a Stand-Alone Stock Option Agreement that grants 1,220,000 options to purchase Company stock to James P. McNiel, the Company’s President and Chief Executive Officer. See Note (9) Commitments and Contingencies for additional information.

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

OVERVIEW

Our results for the first quarter of 2011 continued to reflect success from our renewed sales efforts for FalconStor-branded products. Our total revenues were up from the same period in 2010 despite the continuing decline in revenues from OEM customers. While our net loss was slightly higher, this is mostly attributable to the ongoing investigations.  Absent these costs, we had a significant decline in our operating expense.

The investigations by the United States Attorney’s Office for the Eastern District of New York and by the Securities and Exchange Commission continue to cause distraction to our efforts to promote, market and sell our goods and services. We cannot predict how long the external investigations, or the stockholder lawsuits that have been filed, will last or what the outcomes will be.  The investigations and the lawsuits are more fully described in Part II, Item 1 – Legal Proceedings of this 10-Q filing. In addition, these events could negatively impact the perception that customers or potential customers have of our Company which could reduce our potential revenues. We have also incurred, and will continue to incur, significant expenses, and we have made accruals for costs of the investigation. At March 31, 2011, our cash, cash equivalents and marketable securities totaled approximately $42.4 million.

Total revenues for the first quarter of 2011 increased 11% from the first quarter of 2010 to $19.0 million from $17.1 million. Total revenues for the first quarter of 2011 were 28% lower than for the fourth quarter of 2010, reflecting typical seasonality.

Most significantly, for the first quarter of 2011, our FalconStor-branded (non-OEM) product revenue increased 31%  compared to the first quarter of 2010. This indicates that we are continuing to have success in expanding sales of FalconStor-branded products through our resellers and directly to end users. Product revenues from OEMs for the first quarter of 2011 decreased 37% compared to the first quarter of 2010.  Overall, non-OEMs contributed 87% of our product revenues in the first quarter of 2011and OEMs contributed 13%.

No OEM contributed 10% or more of our revenues for the first quarter of 2011. We do not expect that OEM product revenue from either EMC or Oracle will ever return to the levels they reached in the past.

The increase in FalconStor-branded sales is especially noteworthy in light of the changes to our sales organization in North America. In January, 2011, we named a new Vice President of Sales for North America. During the first quarter of 2011, we experienced a significant turnover in our North American sales team. We believe that we are building a strong sales team for the future, but it will take some time before we will see the full impact of the new sales team in our results.

Overall, our net loss for the first quarter of 2011 was $6.0 million. Of this amount, $2.6 million was related to the Investigations.

Our loss from operations was $5.7 million in the first quarter of 2011, including the $2.6 million in investigation-related costs, down 33% from $8.5 million in the first quarter of 2010. This reflects the benefits of our cost savings programs. We will, however, continue to invest in our business for long-term growth in all appropriate areas, including sales and sales support.

Index

Operating expenses for the first quarter of 2011 decreased by $1.0 million, or 5%, compared with the first quarter of 2010. Operating expenses include $1.3 million and $2.7 million in stock-based compensation expense for the first quarters of 2011 and 2010, respectively. This decrease shows that we have been managing our expenses more carefully.

Cash flow from operations for the first quarter of 2011 was $5.6 million.

Deferred revenue at March 31, 2011 increased 11%, compared with the balance at March 31, 2010, and increased 8% when compared with the balance at December 31, 2010.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2010.

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

Total revenues for the three months ended March 31, 2011 increased 11% to $19.0 million, compared with $17.1 million for the three months ended March 31, 2010. Our cost of revenues remained consistent at $5.1 million for both the three months ended March 31, 2011 and March 31, 2010. Included in our cost of revenues for the three months ended March 31, 2011 and 2010 was $0.1 million and $0.3 million, respectively, of share-based compensation expense. Our operating expenses decreased 5% from $20.5 million for the three months ended March 31, 2010 to $19.5 million for the three months ended March 31, 2011. Included in our operating expenses for the three months ended March 31, 2011 and 2010 was $1.2 million and $2.4 million, respectively, of share-based compensation expense. In addition, included in the operating results for the three months ended March 31, 2011 was $2.6 million of costs associated with the ongoing government investigations that commenced during the second half of 2010. The $2.6 million was comprised of legal fees, and an accrual of $1.5 million for certain costs associated with the possible resolution of the government investigations. Net loss for the three months ended March 31, 2011 was $6.0 million, compared with a net loss of $5.5 million for the three months ended March 31, 2010. Included in our net loss for the three months ended March 31, 2011 was an income tax provision of $0.6 million, compared with an income tax benefit of $3.1 million for the three months ended March 31, 2010. The income tax provision of $0.6 million and income tax benefit of $3.1 million were primarily attributable to the impact of our estimated full year effective tax rate on our pre-tax losses for the three months ended March 31, 2011 and 2010, respectively.

Our overall 11% increase in total revenues was due to growth in both our product revenues and support and service revenues for the three months ended March 31, 2011, compared with the same period in 2010. In total, our product revenues increased 15%, of which, product revenues from our non-OEM partners increased 31%, while product revenues from our OEM partners decreased 37% for the three months ended March 31, 2011, compared with the same period in 2010. The increase in our non-OEM product revenues was primarily attributable to our continued focus and emphasis on the FalconStor-branded business. In addition, as anticipated, our OEM product revenues continued to decline, as a result of merger and acquisition activity involving some of our historically major OEM partners that began in 2009 and which we have previously reported. We do not anticipate that any of our OEM partners will contribute over 10% of our annual revenues. However, because of our well-established installed customer base, support and services revenues continued to grow and have not been as significantly impacted by the disruptions in our OEM business.

Our total operating expenses have decreased. Commencing in the second quarter of 2010, we implemented expense controls and restrictions on new hires. We have begun to recognize the benefits of these cost savings initiatives, and we will continue to evaluate the appropriate headcount levels to properly align requirements with our current and long-term outlook. Our worldwide headcount was 508 employees as of March 31, 2011, compared with 561 employees as of March 31, 2010.

Index

Revenues

	Three months ended March 31,
	2011	2010
Revenues:
Product revenue	$11,259,015	$9,818,197
Support and services revenue	7,700,247	7,301,459

Total Revenues	$18,959,262	$17,119,656

Year-over-year percentage growth
Product revenue	15%	-30%
Support and services revenue	5%	5%

Total percentage growth	11%	-19%

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

Product revenue increased 15% from $9.8 million for the three months ended March 31, 2010 to $11.3 million for the three months ended March 31, 2011. These amounts are net of a benefit of $0.9 million recognized during the three months ended March 31, 2011, as compared with an expense of $0.9 million in the same period in 2010, resulting from the impact of our collection efforts of previously reserved accounts receivable. Product revenue represented 59% and 57% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. Overall, during the three months ended March 31, 2011, product revenue from our non-OEM partners increased 31%, while product revenues from our OEM partners decreased 37% compared with the same period in 2010. The increase in our non-OEM product revenues was primarily attributable to our continued focus and emphasis on the FalconStor-branded business. However, as anticipated, our OEM product revenues continued to decline, as a result of merger and acquisition activity involving some of our historically major OEM partners that began in 2009 and which we have previously reported. Additionally, we do not anticipate that any of our OEM partners will contribute over 10% of our annual revenues. Product revenue from our non-OEM partners represented 87% and 77% of our total product revenue for the three months ended March 31, 2011 and 2010, respectively. Product revenue from our OEM partners represented 13% and 23% of our total product revenue for the three months ended March 31, 2011 and 2010, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

Support and services revenue is comprised of (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Revenue from engineering services is primarily related to customizing software product masters for some of our OEM partners. Revenue from engineering services is recognized in the period in which the services are completed. Support and services revenue increased 5% from $7.3 million for the three months ended March 31, 2010 to $7.7 million for the three months ended March 31, 2011.

Index

The increase in support and services revenue was attributable to maintenance and technical support services, which increased from $6.6 million for the three months ended March 31, 2010 to $7.0 million for the same period in 2011. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire.

Professional services revenues remained consistent at $0.7 million for both the three months ended March 31, 2011 and 2010. The professional services revenue varies from period to period based upon (i) the number of integrated solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that were completed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our integrated solutions.

Cost of Revenues

	Three months ended March 31,
	2011	2010
Cost of revenues:
Product	$1,723,006	$1,508,685
Support and service	3,367,913	3,612,697
Total cost of revenues	$5,090,919	$5,121,382

Total Gross Profit	$13,868,343	$11,998,274

Gross Margin:
Product	85%	85%
Support and service	56%	51%
Total gross margin	73%	70%

Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for a turn-key integrated solution, personnel costs, amortization of purchased and capitalized software, shipping and logistics costs, and share-based compensation expense. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, and share-based compensation expense. Cost of product revenue for the three months ended March 31, 2011 increased $0.2 million, or 14%, to $1.7 million compared with $1.5 million for the same period in 2010. The increase in cost of product revenue was primarily due to the increased hardware costs associated with our continued focus of selling FalconStor-branded integrated turn-key solutions. Our cost of support and service revenues for the three months ended March 31, 2011 decreased $0.2 million, or 7% to $3.4 million compared with $3.6 million for the same period in 2010. The decrease in cost of support and service revenue is primarily related to our cost savings controls that were implemented during the second quarter of 2010.

Total gross profit increased $1.9 million, or 16%, from $12.0 million for the three months ended March 31, 2010, to $13.9 million for the three months ended March 31, 2011. Total gross margin increased to 73% for the three months ended March 31, 2011 from 70% for the same period in 2010. The increase in both our total gross profit and total gross margins for the three months ended March 31, 2011, compared with the same period in 2010, was primarily due to (i) an 11% increase in our total revenues, and (ii) benefits realized from the cost savings initiatives implemented during the second quarter of 2010. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Index

Share-based compensation expense included in the cost of product revenue was less than 1% of revenue for both the three months ended March 31, 2011 and March 31, 2010. Share-based compensation expense included in the cost of support and service revenue decreased to $0.1 million from $0.3 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Share-based compensation expense related to cost of support and service revenue was equal to 1% and 2% of revenue for the three months ended March 31, 2011 and 2010, respectively.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development personnel, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $1.3 million, or 18%, to $5.9 million for the three months ended March 31, 2011 from $7.1 million in the same period in 2010. The decrease in research and development costs was primarily the result of the benefits realized from the cost savings initiatives implemented during the second quarter of 2010. While implementing our cost savings initiatives, we believe we continued to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $0.5 million from $1.0 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Share-based compensation expense included in research and development costs was equal to 3% and 6% of revenue for the three months ended March 31, 2011 and 2010, respectively.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $2.5 million, or 23%, to $8.5 million for the three months ended March 31, 2011 from $11.0 million for the same period in 2010. The decrease in selling and marketing expenses was primarily due to (i) the transition of the North American sales force, which resulted in lower headcount during the first quarter of 2011, as compared with the past several quarters, and (ii) the benefits realized from the cost savings initiatives implemented during the second quarter of 2010. However, we anticipate that our sales and marketing expenses will increase in future periods, specifically in North America, as we finalize our transition and properly align our headcount to support our current and long-term outlooks. Share-based compensation expense included in selling and marketing decreased to $0.4 million from $1.0 million for the three months ended March 31, 2011 and 2010, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 2% and 6% of revenue for the three months ended March 31, 2011 and 2010, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased $0.2 million, or 10%, to $2.6 million for the three months ended March 31, 2011 from $2.4 million for the same period in 2010. The overall increase within general and administrative expenses related to increases in (i) personnel related costs, and (ii) various administrative costs. Share-based compensation expense included in general and administrative expenses totaled $0.3 million for both the three months ended March 31, 2011 and March 31, 2010. Share-based compensation expense included in general and administrative expenses was equal to 1% and 2% of revenue for the three months ended March 31, 2011 and 2010, respectively.

Index

Investigation costs

As we have previously disclosed, we have been cooperating fully with investigations conducted by both the U.S. Attorney’s Office for the Eastern District of New York and the Securities and Exchange Commission regarding our disclosure in September 2010 that certain improper payments were made in connection with our licensing of software to one of our customers.  We continue to cooperate fully with these ongoing investigations.

Investigation costs for the three months ended March 31, 2011 totaled $2.6 million, which consisted of $1.1 million of legal and professional fees, and an accrual $1.5 million for certain costs associated with the possible resolution of the investigations.  See Part II, Item 1 – Legal Proceedings of this quarterly report on Form 10-Q, for a more detailed description of the investigation.

We expect our operating expenses will continue to be adversely impacted during 2011 due to professional and service provider fees, and other costs, resulting from the ongoing external investigations and stockholder lawsuits.

Interest and Other Income (Loss)

We invest our cash primarily in money market funds, government securities, and corporate bonds. As of March 31, 2011, our cash, cash equivalents, and marketable securities totaled $42.4 million, compared with $40.5 million as of March 31, 2010. Interest and other income (loss) increased $0.4 million to $0.3 million for the three months ended March 31, 2011, compared with ($0.1) million for the same period in 2010. The increase in interest and other income (loss) was primarily due to foreign currency gains of $0.2 million incurred during the three months ended March 31, 2011as compared with a foreign currency losses of ($0.2) million for the same period in 2010.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended March 31, 2011, we recorded an income tax provision of $0.6 million on our pre-tax loss of $5.4 million, consisting of primarily state and local and foreign taxes. During the third quarter of 2010, we concluded that our domestic deferred tax assets were no longer realizable on a more-likely-than-not basis, therefore, recording a full valuation allowance against our domestic deferred tax assets. During the three months ended March 31, 2011, our conclusion did not change with respect to our deferred tax assets and therefore, we have not recorded any benefit for our expected net deferred tax assets for the full year 2011. As of March 31, 2011, the valuation allowance totaled approximately $29.4 million. In addition, we also recorded an accrual for certain legal matters during the three months ended March 31, 2011, which we believe will be non-deductible for US income tax purposes. The tax impact related to this accrual was recorded as a discrete item during the three months ended March 31, 2011.

During the three months ended March 31, 2010, we recorded an income tax benefit of $3.1 million on our pre-tax book loss of $8.6 million consisting primarily of federal, state and local and foreign taxes.

Critical Accounting Policies and Estimates

 Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, acquisitions, goodwill and other intangible assets, and fair value measurements.

Index

Revenue Recognition. We recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition. Product revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract, a customer purchase order, and/or a royalty report summarizing software licenses sold for each software license resold by an OEM, distributor or solution provider to an end user. Product fees are fixed and determinable as our standard payment terms range from 30 to 90 days, depending on regional billing practices, and we have not provided any of our customers with extended payment terms during the quarter ended March 31, 2011. When a customer purchases our integrated solutions and/or licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance for its fair value based on the contractual maintenance renewal rate.

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection.  In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. As part of our determination of the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. Due to cash collections of previously reserved accounts receivable balances during the three months ended March 31, 2011, we recorded a benefit of approximately $0.9 million as compared with an a expense of approximately $0.9 million for the three months ended March 31, 2010. These amounts are included in revenues in each respective period. Historically, we have experienced a somewhat consistent level of write-offs and returns as a percentage of revenue due to our customer relationships, contract provisions and credit assessments. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

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

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three months ended March 31, 2011 and 2010, could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

As of each of March 31, 2011 and December 31, 2010, we had $4.2 million of goodwill.  As of each of March 31, 2011 and December 31, 2010, we had $0.3 million and $0.4 million (net of amortization), respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of March 31, 2011 and December 31, 2010, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using an undiscounted cash flow analysis, a non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant for as of March 31, 2011 and December 31, 2010.

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

Index

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$5,625,397	$(505,366)
Investing activities	(2,817,219)	(4,029,967)
Financing activities	467,354	553,501
Effect of exchange rate changes	(47,766)	(172,673)

Net increase (decrease) in cash and cash equivalents	$3,227,766	$(4,154,505)

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balance as of March 31, 2011 totaled $42.4 million, as compared with $37.3 million as of December 31, 2010. Cash and cash equivalents totaled $21.1 million and marketable securities totaled $21.3 million at March 31, 2011. As of December 31, 2010, we had $17.8 million in cash and cash equivalents and $19.5 million in marketable securities.

During the second quarter of 2010, we implemented cost savings initiatives and restrictions on hiring in response to the operating losses we had been incurring. Since the end of 2010, and into the first quarter of 2011, we have been in a period of transition, specifically in North America, which included various management changes and changes within our North American sales force infrastructure, while we continue to evaluate the appropriate headcount levels to properly align all of our resources with our current and long-term outlook. We have begun to realize the initial benefits of these initiatives, but will continue to focus on bringing our expense structure in line with our current revenue levels which we expect will provide a positive impact on our operating results. We will continue to make investments in capital expenditures. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may continue to use our cash for these purposes. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such acquisitions.

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

We currently do not have any bank debt and our only significant commitments are related to our office leases.

At various times from October 2001 through February 2009 our Board of Directors has authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. We did not repurchase any of our outstanding common stock during both the three months ended March 31, 2011 and March 31, 2010. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. As of March 31, 2011, we had the authority to repurchase an additional 5,994,765 shares of our common stock based upon our judgment and market conditions. See Note (8) Stockholders’ Equity to our unaudited condensed consolidated financial statements for further information.

Net cash provided by operating activities totaled $5.6 million for the three months ended March 31, 2011, compared with net cash used in operating activities of $0.5 million for the three months ended March 31, 2010. The increase in net cash provided by operating activities during the three months ended March 31, 2011, compared with the same period in 2010, was the result of our net loss of $6.0 million compared with a net loss of $5.5 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to stock-based compensation; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, income tax receivable, inventory, accrued expenses and deferred revenues.

Index

Net cash used in investing activities was $2.8 million and $4.0 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Included in investing activities for both the three months ended March 31, 2011 and March 31, 2010, are the sales and purchases of our marketable securities. These investing activities represent the sales, maturities and reinvestment of our marketable securities. The net cash used in investing activities from the net sales (purchases) of securities was ($1.9) million for the three months ended March 31, 2011, and ($2.9) million for the same period in 2010. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $0.8 million for the three months ended March 31, 2011 and $1.1 million for the same period in 2010. We continually evaluate potential software license purchases and acquisitions, and we may continue to make such investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2011, compared with net cash provided by financing activities of $0.6 million for the same period in 2010. Cash inflows from financing activities primarily result from the proceeds received from the exercise of stock options. During the three months ended March 31, 2011 and March 31, 2010, we received proceeds from the exercise of stock options of $0.5 million and $0.2 million, respectively. Cash inflows from financing activities were also impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options during the three months ended March 31, 2010.

 As discussed in Note (4), Fair Value Measurements, to our unaudited condensed consolidated financial statements, we utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we held as of March 31, 2011 and December 31, 2010.

As of both March 31, 2011 and December 31, 2010, $0.7 million (at par value), respectively, of our investments was comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. Over the past three years we have experienced failed auctions on our auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 - 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our consolidated balance sheet at both March 31, 2011 and December 31, 2010.

Our auction rate securities are classified as available-for-sale securities and are reflected at fair value. In prior periods during the auction process, quoted market prices were readily available, which would qualify as Level 1 under FASB authoritative guidance. Over the past three years, the auction events for most of these instruments failed and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. As a result, we classified these instruments as Level 3 unobservable inputs within our consolidated financial statements.

Index

As of March 31, 2011, we recorded a cumulative temporary decline in fair value of approximately $117,583 in accumulated other comprehensive loss. As of December 31, 2010, we recorded a cumulative temporary decline in fair value of approximately $121,357 in accumulated other comprehensive loss. During the fourth quarter of 2010, $700,000 of our auction rate securities were called by the issuer at par value. We believe that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, we will record a charge to earnings in the period of determination.

Our holdings of auction rate securities (at par value) represented approximately 2% of our cash, cash equivalents, and marketable securities balance as of each of  March 31, 2011 and December 31, 2010,  which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the decline in fair value deemed to be temporary is primarily due to liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

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

Off-Balance Sheet Arrangements

As of March 31, 20111 and December 31, 2010, we had no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $42.4 million as of March 31, 2011. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that 50% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at March 31, 2011.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended March 31, 2011 and 2010, approximately 56% and 36%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. dollar versus the Euro, Japanese yen, the New Taiwanese Dollar, Korean won, and to a lesser extent the Canadian dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

Index

If foreign currency exchange rates were to change adversely by 10% from the levels at March 31, 2011, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.0 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency. Refer to Note (7) Derivative Financial Instruments, to our unaudited condensed consolidated financial statements.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As a result of the internal investigation arising from the revelation of the improper payments in connection with the licensing of software to a customer, our Board of Directors has accepted recommendations for changes and enhancements to the Company’s controls and procedures, and management has been working on the implementation of such changes and enhancements.

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

Internal Investigation

As part of the internal investigation, counsel to the Special Committee interviewed numerous employees and reviewed internal Company documents but was unable to speak with Mr. Huai and one sales person allegedly involved with the improper payments. On November 10, 2010, counsel to the Special Committee presented its report to the Special Committee. After a detailed review of this matter, the Special Committee concluded that (i) certain employees of one customer of the Company either directly or indirectly received various forms of compensation from the Company between 2008 and 2010, (ii) no more than three Company employees were knowingly involved in procuring these payments, and (iii) there was no evidence of a pattern of improper payments to other customers by the Company.  Based upon the information in its possession, the Company determined that the payments at issue did not have any effect on the Company’s revenue recognition and did not result in any material misstatement of the Company’s financial information in its filings with the Securities and Exchange Commission. Additionally, after the conclusion of its investigation, the Special Committee recommended a number of enhancements to the Company’s controls and procedures. As indicated under Part I, Item 4. Controls and Procedures, the Board of Directors has accepted these recommendations and the Company has implemented or is in the process of implementing the changes to its controls and procedures.

Index

Government Investigations

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

The Company is cooperating fully with the investigations of both the USAO and the SEC and has produced documents responsive to all subpoenas and document requests. The Company intends to produce more documentation and to cooperate fully with both investigations. The Company has recorded an accrual of $1.5 million in the first quarter of 2011 for certain costs associated with the possible resolution of the government investigations. Notwithstanding the foregoing, the Company cannot predict the scope, timing, or outcome of the investigations, nor can it predict what impact, if any, these matters may have on the Company’s business, financial condition, results of operations, and statement of cash flow.

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

Stockholder Litigation

In October 2010, two purported securities class actions (the “Actions”) were filed in the United States District Court for the Eastern District of New York on behalf of purchasers of the common stock of the Company between February 5, 2009 and September 29, 2010. The two Actions contain substantially similar allegations and causes of actions. The complaint in each of the Actions name as defendants the Company and Mr. Huai, as well as Wayne Lam an officer of the Company and James Weber the Company’s Chief Financial Officer and interim Chief Operating Officer. The complaint in each of the actions alleges that the defendants made a series of materially false and misleading statements related to the Company’s business and operations in violation of the Securities Exchange Act of 1934. The following adverse facts are alleged: (i) that FalconStor was experiencing weak demand for its products and services; (ii) that FalconStor was making improper payments to secure a contract with at least one of its customers; and (iii) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about FalconStor and its prospects. The plaintiffs in each Action seek damages from the defendants. On November 3, 2010, the Actions were consolidated before Judge Edward R. Korman (the combined Actions are referred to as the “Class Action”). Motions for the appointment of “lead plaintiff” and for the approval of selection of “lead counsel” have been filed in the Class Action. The Company anticipates that following decisions on these motions, it will receive an amended complaint.

Index

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

In January 2011, a Company stockholder filed an action in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company against the Company, each of the Company’s Directors, and Messrs. Huai, Lam and Weber (the “Derivative Action”). The Derivative Action alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets. The Derivative Action also alleges that Messrs. Oxenhorn, Fischer, Kaufman, Lieber and Rubenstein breached their duties to the Company by allowing Mr. Huai to resign.

The Company believes that the stockholder failed to make, and was not excused from making, a demand on the Company’s Board to redress these grievances and the Company intends to file a motion to dismiss. The Company further believes that it has meritorious defenses to some or all of the claims of the Derivative Action as filed, and intends to file a motion to dismiss based on these grounds.

In April 2011, the parties to the Derivative Action entered into a stipulation staying the Derivative Action indefinitely. Under the terms of the stipulation, any party may lift the stay upon thirty days written notice to the other parties.

Counsel for the nominal Plaintiff has indicated that once the stay is lifted, it expects to file an amended complaint. The Company is thus unable to reasonably estimate its exposure for the Derivative Action.

The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results.

Item 1A.   Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”).  The information below sets forth additional risk factors or risk factors that have had material changes since the 2010 10-K, and should be read in conjunction with Item 1A of the 2010 10-K.

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

For the past several years, one or more customers usually accounted for 10% or more of our total revenues during each fiscal quarter and for each fiscal year. For the three months ended March 31, 2011, we did not have any customers who accounted for 10% or more of our total revenues.

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

We have had significant turnover in our North America sales group.

Our former Vice President for North America Sales took a leave of absence at the beginning of November, 2010.  We hired a new Vice President of North America Sales in January, 2011. From June 30, 2010 through March 31, 2011, seventy five percent of our North America salespeople were either terminated or left voluntarily. We have replaced more than half of those people and we continue to recruit qualified sales professionals.  We believe that the composition of our new sales team is stronger and that we are better positioned for growth.  However, it takes time and resources to train new salespeople. The new salespeople also take time to learn our products and to develop new accounts and close sales.  There can be no assurances that the new salespeople will be able to learn to sell our products.  Nor can there be any assurances that the new salespeople will be able to develop accounts and close sales.  We also cannot guarantee that we will be able to recruit all of the salespeople we believe we need.

Index

We have had seven consecutive quarters of losses and there is no guarantee that we will return to profitability.

We have incurred losses in each of the last seven quarters. While we have taken steps to try reduce or eliminate the losses – such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products – there is no guarantee that we will be successful and return to profitability. As of March 31, 2011, we had over $42 million in cash, cash equivalents and marketable securities, and we have had positive cash flows from operations in each of the past two quarters.

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of March 31, 2011, we had options to purchase 12,168,650 shares of our common stock outstanding, and we had an aggregate of 610,442 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $5.27 per share. We also had 1,709,786 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. Subsequent to March 31, 2011, we issued 1,220,000 stock options, which were approved by our shareholders on May 9, 2011, to James P. McNiel, President and Chief Executive Officer. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (2) Share-Based Payment Arrangements to our unaudited condensed consolidated financial statements.

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

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended March 31, 2011, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $2.39 and $4.91. The market price of our common stock may be significantly affected by the following factors:

Index

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

Item 5.    Other Information

On May 9, 2011, James Weber’s title was changed from Vice President, Chief Financial Officer, Interim Chief Operating Officer and Treasurer to Chief Financial Officer, Vice President of Operations and Treasurer.

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 9, 2011.  A total of 31,660,755 shares of Common Stock, or 68% of the outstanding shares, were represented in person or by proxy.

Eli Oxenhorn was elected to serve as a director of the Company for a term expiring in 2014 with 13,818,925 shares voted in favor, 3,357,428 shares withheld and 14,484,402 broker non-votes.

Steven R. Fischer was elected to serve as a director of the Company for a term expiring in 2014 with 16,703,103 shares voted in favor, 473,250 shares withheld and 14,484,402 broker non-votes.

Alan W. Kaufman was elected to serve as a director of the Company for a term expiring in 2013 with 15,543,334 shares voted in favor, 1,633,019 shares withheld and 14,484,402 broker non-votes.

The Stand-Alone Stock Option Agreement was approved with 11,679,894 shares voted in favor, 5,476,711 shares voted against, 19,748 shares abstained, and 14,484,402 broker non-votes.

The compensation of the names executive officers, as described in the Compensation Discussion and Analysis within the Proxy Statement was approved with 13,347,785 shares voted in favor, 2,768,386 shares voted against, 1,060,182 shares abstained, and 14,484,402 broker non-votes.

Index

The frequency of shareholder votes on executive compensation was approved for every 3 years with 9,975,093 shares voted in favor of 3 years, 152,203 shares voted in favor of 2 years , 5,955,642 shares voted in favor of 1 year, 1,093,415 shares abstained, and 14,484,402 broker non-votes.

The selection of KPMG LLP as the independent registered public accounting firm for the Company was ratified with 31,224,286 shares voted in favor, 328,103 shares voted against, 108,366 shares abstained and 0 broker non-votes.

The terms of office of Company directors James P. McNiel, Barry Rubenstein, and Irwin Lieber, did not expire prior to this annual meeting of stockholders and each remains a director of the Company.

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

May 10, 2011	FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ James Weber
James Weber
Chief Financial Officer, Vice President of Operations and Treasurer (principal financial and accounting officer)

Index