Form 10-Q
period 2011-06-30
FALCONSTOR SOFTWARE INC
filed 2011-08-09
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

The number of shares of Common Stock outstanding as of July 29, 2011 was 46,712,596

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$16,616,646	$17,842,555
Marketable securities	20,857,697	18,903,635
Accounts receivable, net of allowances of $1,692,826 and
$3,242,458, respectively	17,556,090	23,286,660
Prepaid expenses and other current assets	1,500,848	1,190,531
Inventory	1,218,828	1,409,659
Income tax receivable	385,682	385,682
Total current assets	58,135,791	63,018,722

Property and equipment, net of accumulated depreciation of
$21,489,285 and $19,468,420, respectively	5,187,547	5,796,013
Long-term marketable securities	620,134	578,643
Deferred tax assets, net.	220,285	235,197
Other assets, net	3,079,242	2,379,225
Goodwill	4,150,339	4,150,339
Other intangible assets, net	161,686	387,222

Total assets	$71,555,024	$76,545,361

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,406,796	$1,455,013
Accrued expenses	9,715,324	9,109,424
Deferred revenue, net	18,332,448	16,979,455
Total current liabilities	30,454,568	27,543,892

Other long-term liabilities	2,565,712	2,507,169
Deferred revenue, net	7,457,507	6,555,437

Total liabilities	40,477,787	36,606,498

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized,	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 54,699,671 and 54,147,234 shares issued, respectively and 46,694,436 and 46,141,999 shares outstanding, respectively	54,700	54,147
Additional paid-in capital	154,091,705	150,884,184
Accumulated deficit	(74,412,818)	(62,557,515)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,740,011)	(1,525,614)

Total stockholders' equity	31,077,237	39,938,863
Total liabilities and stockholders' equity	$71,555,024	$76,545,361

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Product revenues	$11,609,760	$12,198,013	$22,868,775	$22,016,210
Support and services revenues	8,018,248	8,072,696	15,718,495	15,374,154
Total revenues	19,628,008	20,270,709	38,587,270	37,390,364

Cost of revenues:
Product	2,266,040	2,550,540	3,989,045	4,059,225
Support and service	3,734,884	3,303,348	7,102,797	6,916,045
Total cost of revenues	6,000,924	5,853,888	11,091,842	10,975,270

Gross profit	$13,627,084	$14,416,821	$27,495,428	$26,415,094

Operating expenses
Research and development costs	4,928,824	6,638,985	10,785,118	13,765,819
Selling and marketing	10,521,307	10,427,468	18,995,399	21,441,968
General and administrative	2,957,460	2,453,525	5,558,995	4,813,474
Investigation costs	1,188,671	-	3,799,791	-
Total operating expenses	19,596,262	19,519,978	39,139,303	40,021,261

Operating loss	(5,969,178)	(5,103,157)	(11,643,875)	(13,606,167)

Interest and other income (loss), net	150,007	7,499	450,956	(102,441)

Loss before income taxes	(5,819,171)	(5,095,658)	(11,192,919)	(13,708,608)

Provision (benefit) for income taxes	69,868	(1,720,160)	662,384	(4,803,045)

Net loss	$(5,889,039)	$(3,375,498)	$(11,855,303)	$(8,905,563)

Basic net loss per share	$(0.13)	$(0.07)	$(0.26)	$(0.20)

Diluted net loss per share	$(0.13)	$(0.07)	$(0.26)	$(0.20)

Weighted average basic shares outstanding	46,643,349	45,554,849	46,453,196	45,129,802

Weighted average diluted shares outstanding	46,643,349	45,554,849	46,453,196	45,129,802

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(11,855,303)	$(8,905,563)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	2,224,070	2,980,215
Share-based payment compensation	2,529,229	4,397,103
Non-cash professional services expenses	126,071	575,567
Realized loss on marketable securities	-	120
Tax benefit from stock option exercises	-	(412,815)
Provision for returns and doubtful accounts	(317,809)	1,332,905
Deferred income tax provision	14,912	23,585
Changes in operating assets and liabilities:
Accounts receivable	6,060,390	7,072,901
Prepaid expenses and other current assets	(263,610)	(43,847)
Income tax receivable	-	(5,512,694)
Inventory	190,831	(1,152,838)
Other assets	11,854	220,292
Accounts payable	936,232	(390,630)
Accrued expenses and other liabilities	431,453	(779,709)
Deferred revenue	2,248,781	(386,101)

Net cash provided by (used in) operating activities	2,337,101	(981,509)

Cash flows from investing activities:
Sales of marketable securities	10,284,132	9,113,411
Purchases of marketable securities	(12,231,093)	(10,555,448)
Purchases of property and equipment	(1,289,194)	(1,744,897)
Capitalized software development costs	(700,084)	-
Security deposits	(8,522)	1,981
Purchase of intangible assets	(35,220)	(75,193)

Net cash used in investing activities	(3,979,981)	(3,260,146)

Cash flows from financing activities:
Proceeds from exercise of stock options	552,774	249,343
Tax benefits from stock option exercises	-	412,815

Net cash provided by financing activities	552,774	662,158

Effect of exchange rate changes on cash and cash equivalents	(135,803)	(263,734)

Net decrease in cash and cash equivalents	(1,225,909)	(3,843,231)

Cash and cash equivalents, beginning of period	17,842,555	15,752,528

Cash and cash equivalents, end of period	$16,616,646	$11,909,297

Cash paid for income taxes	$278,871	$27,500

The Company did not pay any interest for the six months ended June 30, 2011 and 2010.

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

(a) The Company and Nature of Operations

FalconStor Software, Inc., a Delaware Corporation (the "Company"), develops, manufactures and sells data protection solutions and provides the related maintenance, implementation and engineering services.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2011, and the results of its operations for the three and six months ended June 30, 2011 and 2010. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

(e) Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of June 30, 2011, the Company’s cash equivalents consisted of money market funds. As of December 31, 2010, the Company’s cash equivalents consisted of money market funds and government securities. At June 30, 2011 and December 31, 2010, the fair value of the Company’s cash equivalents amounted to approximately $9.8 million and $14.1 million, respectively. As of June 30, 2011 and December 31, 2010, the Company’s marketable securities consisted of corporate bonds, auction rate securities, and government securities. As of June 30, 2011 and December 31, 2010, the fair value of the Company’s current marketable securities was approximately $20.9 million and $18.9 million, respectively. In addition, as of both June 30, 2011 and December 31, 2010, the Company had an additional $0.6 million of long-term marketable securities that required a higher level of judgment to determine the fair value. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded within interest and other loss, net in the condensed consolidated statement of operations. See Note (5) Marketable Securities for additional information.

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

As of both June 30, 2011 and December 31, 2010, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated carrying value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

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

 (h)           Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). For the three months ended June 30, 2011 and 2010, depreciation expense was $984,639 and $1,171,936, respectively. For the six months ended June 30, 2011 and 2010, depreciation expense was $1,928,887 and $2,410,584, respectively Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

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

For the three months ended June 30, 2011 and 2010, amortization expense was $126,553 and $145,036, respectively. For the six months ended June 30, 2011 and 2010, amortization expense was $260,755 and $288,681, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010

Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$2,934,274	$2,899,055
Accumulated amortization	(2,772,588)	(2,511,833)
Net carrying amount	$161,686	$387,222

(j) Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current revenue of the related products to total current and anticipated future revenue of these products. During the three and six months ended June 30, 2011 the Company capitalized approximately $578,000 and $700,000, respectively, related to software development projects. The Company did not capitalize any software development costs during the same periods in 2010. During the three months ended June 30, 2011 and 2010, the Company recorded $17,525 and $6,725, respectively, of amortization expense related to capitalized software costs. During the six months ended June 30, 2011 and 2010, the Company recorded $34,428 and $13,450, respectively, of amortization expense related to capitalized software costs.

Purchased software technology is included in “other assets” in the condensed consolidated balance sheets. As of December, 31, 2010, purchased software technology has been fully amortized. Amortization expense was $133,333 and $267,500 for the three and six months ended June 30, 2010, respectively. Amortization of purchased software technology is recorded at the greater of the straight-line basis over the product’s estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

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

During the three months ended June 30, 2011 and 2010, foreign currency transactional gain (loss) totaled approximately $107,000 and ($73,000), respectively. During the six months ended June 30, 2011 and 2010, foreign currency transactional gain (loss) totaled approximately $341,000 and ($282,000), respectively. The aforementioned foreign currency transactional results are net of the foreign currency forward contracts utilized by the Company as part of the management program to reduce the volatility in earnings caused by exchange rate fluctuations.  See Note (7) Derivative Financial Instruments for additional information.

(o) Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and restricted stock unit awards outstanding. Due to the net loss for both the three and six months ended June 30, 2011 and 2010, all common stock equivalents, totaling 14,811,235 and 13,332,427, respectively, were excluded from diluted net loss per share because they were anti-dilutive.

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(5,889,039)	46,643,349	$(0.13)	$(3,375,498)	45,554,849	$(0.07)

Effect of dilutive securities:
Stock options and restricted stock		-			-

Diluted EPS	$(5,889,039)	46,643,349	$(0.13)	$(3,375,498)	45,554,849	$(0.07)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(11,855,303)	46,453,196	$(0.26)	$(8,905,563)	45,129,802	$(0.20)

Effect of dilutive securities:
Stock options and restricted stock		-			-

Diluted EPS	$(11,855,303)	46,453,196	$(0.26)	$(8,905,563)	45,129,802	$(0.20)

(p)  Investments

As of both June 30, 2011 and December 31, 2010, the Company maintained certain cost-method investments aggregating $973,965, which are included within other assets, net in the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2011 and 2010, the Company did not recognize any impairment charges related to any of its cost-method investments.

(q) Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

 (r) New Accounting Pronouncements

In May 2011, the FASB issued new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2011. The Company does not anticipate that these changes will have a significant impact on its condensed consolidated financial statements and disclosures.

In June 2011, the FASB issued guidance that modified how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. The revised financial statement presentation for comprehensive income will be effective for the Company for annual periods beginning after December 15, 2011. The Company does not anticipate that these changes will have a significant impact on its condensed consolidated financial statements and disclosures.

(2) Share-Based Payment Arrangements

On January 11, 2011, the Company entered into a Stand-Alone Stock Option Agreement (“McNiel Option Agreement”) with James P. McNiel, the Company’s President and Chief Executive Officer. The McNiel Option Agreement, which was approved by stockholders on May 9, 2011, provides for the grant to Mr. NcNiel of options to purchase up to 1,220,000 shares of the Company’s common stock at an exercise price of $3.22 per share, which vest over a three-year period commencing January 11, 2012 at 33%, 33% and 34% annually.

The following table summarizes the plans under which the Company was able to grant equity compensation as of June 30, 2011:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares

FalconStor Software, Inc., 2006 Incentive Stock Plan	9,928,114	217,879	7,759,724	May 17, 2016

FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan	400,000	330,000	63,400	May 8, 2020

On July 1, 2011, the total shares available for issuance under the FalconStor Software, Inc., 2006 Incentive Stock Plan (the “2006 Plan”) totaled 2,334,722. Pursuant to the 2006 Plan, if, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2006 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2011, the total number of outstanding shares of the Company’s common stock totaled 46,694,436. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 2,116,843 shares from 217,879 to 2,334,722 shares available for issuance as of July 1, 2011.

The following table summarizes the plans that have expired but still have equity awards outstanding as of June 30, 2011:

	Shares Available	Shares
Name of Plan	for Grant	Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	--	5,204,011

1994 Outside Directors Stock Option Plan	--	125,500

2004 Outside Directors Stock Option Plan	--	250,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	--	188,600

Stand-Alone Stock Option Agreement between the Company and James P. McNiel	--	1,220,000

Options granted under all of the Company’s Plans have terms of ten years.

The following table summarizes stock option activity during the six months ended June 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2010	12,192,884	$5.58

Granted	725,000	$3.66
Exercised	(159,355)	$2.93
Canceled	(234,653)	$6.45
Forfeited	(355,226)	$3.82

Options Outstanding at March 31, 2011	12,168,650	$5.53	5.99	$8,620,896

Granted	2,436,500	$3.68
Exercised	(35,640)	$2.40
Canceled	(122,357)	$10.55
Forfeited	(235,420)	$6.31

Options Outstanding at June 30, 2011	14,211,733	$5.17	6.51	$9,999,450

Options Exercisable at June 30, 2011	8,316,557	$6.37	4.66	$3,877,054

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the three months ended June 30, 2011 and 2010 was $85,421 and $34,322, respectively. The total cash received from stock option exercises for the six months ended June 30, 2011 and 2010 was $552,774 and $249,343, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2011 and 2010 was $56,526 and $201,744 respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was $314,822 and $2,415,951, respectively.

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations:

	Three months ended June 30,
	2011	2010
Cost of revenues - Product	$741	$7,009
Cost of revenues - Support and Service	129,714	290,145
Research and development costs	329,369	760,358
Selling and marketing	462,555	875,947
General and administrative	417,974	336,886

	$1,340,353	$2,270,345

	Six months ended June 30,
	2011	2010
Cost of revenues - Product	$1,473	$13,941
Cost of revenues - Support and Service	273,201	610,091
Research and development costs	808,411	1,800,330
Selling and marketing	885,279	1,896,716
General and administrative	686,936	651,592

	$2,655,300	$4,972,670

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

	Three months ended June 30,
	2011	2010
Outside directors, officers and employees	$326,964	$662,617
Non-employee consultants	19,290	186,004

	$346,254	$848,621

	Six months ended June 30,
	2011	2010
Outside directors, officers and employees	$721,498	$1,432,394
Non-employee consultants	21,882	600,340

	$743,380	$2,032,734

As of June 30, 2011, an aggregate of 2,803,554 shares of restricted stock had been issued, of which, 1,776,429 had vested and 444,645 had been canceled. As of June 30, 2010, an aggregate of 2,493,154 shares of restricted stock had been issued, of which, 1,154,082 had vested and 407,186 had been canceled.

As of June 30, 2011, an aggregate of 90,412 restricted stock units had been issued, of which 70,890 had vested and 2,500 had been canceled. As of June 30, 2010, an aggregate of 90,412 restricted stock units had been issued, of which 40,495 had vested and 1,382 had been canceled.

The following table summarizes restricted stock and restricted stock units activity during the six months ended June 30, 2011:

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2010	839,422

Granted	90,000
Vested	(293,225)
Forfeited	(25,755)

Non-Vested at March 31, 2011	610,442

Granted	54,682
Vested	(64,217)
Forfeited	(1,405)

Non-Vested at June 30, 2011	599,502

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the three months ended June 30, 2011 and 2010 was $266,019 and $528,971, respectively. The total intrinsic value of restricted stock for which the restrictions lapsed during the six months ended June 30, 2011 and 2010 was $1,635,512 and $2,068,177, respectively.

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

	Three months ended June 30,
	2011	2010
Non-qualified stock options	$17,286	$(27,579)
Restricted stock awards	19,290	186,004

	$36,576	$158,425

	Six months ended June 30,
	2011	2010
Non-qualified stock options	$104,189	$(24,773)
Restricted stock awards	21,882	600,340

	$126,071	$575,567

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

As of June 30, 2011, there was approximately $9,924,238 of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s equity plans.

 (3) Income Taxes

The Company’s provision for income taxes consists of federal, state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.  The Company’s 2011 annual effective tax rate (excluding discrete items) is estimated to be approximately (6.7%) based upon its anticipated results both in the U.S. and in its foreign subsidiaries.

For the six months ended June 30, 2011, the Company recorded an income tax provision of $0.7 million on its pre-tax loss of $11.2 million, consisting of primarily state and local and foreign taxes. During the third quarter of 2010, the Company concluded that its domestic deferred tax assets were no longer realizable on a more-likely-than-not basis, therefore, recording a full valuation allowance against its domestic deferred tax assets. During the six months ended June 30, 2011, the Company’s conclusion did not change with respect to its deferred tax assets and therefore, the Company has not recorded any benefit for its expected net deferred tax assets for the full year 2011. As of June 30, 2011, the valuation allowance totaled approximately $30.3 million. In addition, the Company also recorded an accrual for certain legal matters during the six months ended June 30, 2011 which the Company believes will be non-deductible for US income tax purposes. The tax impact related to this accrual was recorded as a discrete item during the six months ended June 30, 2011.

For the six months ended June 30, 2010, the Company recorded an income tax benefit of $4.8 million on its pre-tax book loss of $13.7 million consisting primarily of federal, state and local and foreign taxes.

The Company’s total unrecognized tax benefits as of June 30, 2011 and December 31, 2010 were approximately $5.4 million and $5.2 million, respectively, which if recognized, would affect the Company’s effective tax rate. As of June 30, 2011 and December 31, 2010, the Company had recorded an aggregate of approximately $173,000 and $114,000, respectively, of accrued interest and penalties.

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

  Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at June 30, 2011 and December 31, 2010 totaled $9.8 million and $13.7 million, respectively, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes government securities and corporate debt securities, which at June 30, 2011 and December 31, 2010 totaled $20.9 million and $19.3 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes auction rate securities, which at June 30, 2011 and December 31, 2010 totaled $0.6 million, which are included within long-term marketable securities in the condensed consolidated balance sheets.

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

As of each June 30, 2011 and December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. Over the past three years, the auction events for most of these instruments failed and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

As of June 30, 2011, the Company recorded a cumulative temporary decline in fair value of approximately $80,000 in accumulated other comprehensive loss. As of December 31, 2010, the Company recorded a cumulative temporary decline in fair value of approximately $121,000 in accumulated other comprehensive loss. During the fourth quarter of 2010, $700,000 of the Company’s auction rate securities were called by the issuer at par value. The Company believes that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, the Company will record a charge to earnings in the period of determination.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at June 30, 2011:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$9,762,526	$9,762,526	$-	$-
Total cash equivalents	9,762,526	9,762,526	-	-

Marketable securities:
Corporate debt and government securities	20,857,697	-	20,857,697	-
Auction rate securities	620,134	-	-	620,134
Total marketable securities	21,477,831	-	20,857,697	620,134

Total assets measured at fair value	$31,240,357	$9,762,526	$20,857,697	$620,134

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2010:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$13,660,139	$13,660,139	$-	$-
Corporate debt and government securities	402,635	-	402,635	-
Total cash equivalents	14,062,774	13,660,139	402,635	-

Marketable securities:
Corporate debt and government securities	18,903,635	-	18,903,635	-
Auction rate securities	578,643	-	-	578,643
Total marketable securities	19,482,278	-	18,903,635	578,643

Total assets measured at fair value	$33,545,052	$13,660,139	$19,306,270	$578,643

The Company’s valuation methodology for auction rate securities includes a discounted cash flow analysis. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of January 1st through June 30th of each of the respective years:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Auction Rate Securities

	June 30, 2011	June 30, 2010
Beginning Balance	$578,643	$1,077,466
Total unrealized gains in accumulated
other comprehensive loss	41,491	2,612
Ending Balance	$620,134	$1,080,078

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

The cost and fair values of the Company’s available-for-sale marketable securities as of June 30, 2011, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)

Auction rate securities	$620,134	$700,000	$(79,866)

Government securities	17,879,998	17,862,012	17,986

Corporate debt securities	2,977,698	2,971,217	6,481

	$21,477,830	$21,533,229	$(55,399)

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2010, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)

Auction rate securities	$578,643	$700,000	$(121,357)

Government securities	17,053,041	17,043,856	9,185

Corporate debt securities	1,850,594	1,842,413	8,181

	$19,482,278	$19,586,269	$(103,991)

(6) Inventories

Inventories consist of component materials and finished systems. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. Component material consists of certain key replacement parts for the finished systems. Inventories are as follows:

	June 30,	December 31,
	2011	2010

Component materials	$54,827	$114,893
Finished systems	1,164,001	1,294,766

Total Inventory	$1,218,828	$1,409,659

As of June 30, 2011 and December 31, 2010, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

(7) Derivative Financial Instruments

The Company from time to time will use derivative financial instruments, such as foreign currency forward contracts, as economic hedges to reduce exchange rate risks arising from the change in fair value of certain foreign currency denominated assets and liabilities (i.e., receivables and payables). The purpose of the Company’s foreign currency risk management program is to reduce volatility in earnings caused by exchange rate fluctuations.  In accordance with the authoritative guidance issued by the FASB on derivatives and hedging, companies are required to recognize all of the derivative financial instruments as either assets or liabilities at fair value in their balance sheets. The Company’s derivative instruments do not meet the criteria for hedge accounting within the authoritative guidance. Therefore, the foreign currency forward contracts are recorded at fair value, with the gain or loss on these transactions recorded in the consolidated statements of operations within “interest and other income (loss), net” in the period in which they occur. The Company does not use derivative financial instruments for trading or speculative purposes.

The Company did not utilize foreign currency forward contracts during the first six months of 2011, and there were no such contracts outstanding at June 30, 2011 or December 31, 2010. During the three and six months ended June 30, 2010, the Company recorded approximately $0.5 million and $0.8 million, respectively, of gains related to its foreign currency forward contracts.

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

During each of the three and six months ended June 30, 2011, the Company did not repurchase any shares of its common stock. During each of the three and six months ended June 30, 2010,  the Company did not repurchase any shares of its common stock. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339. As of June 30, 2011, the Company had the authorization to repurchase an additional 5,994,765 shares of its common stock based upon its judgment and market conditions.

Preferred Stock

The Company is authorized to issue two million shares of $0.001 par value Preferred Stock. No preferred stock has been issued or outstanding for any period presented.

 (9) Commitments and Contingencies

As of June 30, 2011, the Company had an operating lease covering its corporate office facility that expired in February 2012. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2011 through 2014. The following is a schedule of future minimum lease payments for all operating leases as of June 30, 2011:

2011	$1,365,533
2012	1,167,376
2013	218,175
2014	40,553
$2,791,637

Effective August 1, 2011, the Company modified the operating lease covering its corporate office facility so that it now expires in February 2017.  The Company has the option to terminate the lease as of the last date of each month between August 31, 2013 and February 28, 2014, on nine months’ prior written notice. As a result of the modification to operating lease for the corporate offices, the total future minimum lease payments will increase approximately $0.1 million, $1.2 million, $1.4 million and $1.4 million for each of the years 2011 through 2014, respectively. In addition, the Company will have future minimum lease payments of $1.5 million, $1.5 million and $0.3 million for each of the years 2015 through 2017, respectively.

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. To date, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. As of June 30, 2011 and December 31, 2010, there were no claims outstanding under such indemnification provisions.

On January 11, 2011, the Company entered into an Employment Agreement (“McNiel Employment Agreement”) with James P. McNiel. Pursuant to the McNiel Employment Agreement, the Company agreed to employ Mr. McNiel as President and Chief Executive Officer of the Company effective January 1, 2011 through December 31, 2013, at an annual salary of $400,000 per annum for calendar years 2011, 2012 and 2013. Pursuant to the McNiel Employment Agreement, Mr. McNiel’s base salary is subject to review annually by the Board of Directors and may be increased but not decreased as determined by the Board of Directors based on job performance. The McNiel Employment Agreement also provides for the grant to Mr. McNiel of options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $3.22 per share, which vest over a three-year period commencing January 11, 2012 at 33%, 33% and 34% annually. In addition, the McNiel Employment Agreement also provides for the grant of 90,000 restricted shares of the Company’s common stock which will vest over a two-year period at 50% and 50% annually. Mr. McNiel is also entitled to certain other benefits set forth in the McNiel Employment Agreement. The options to purchase 300,000 shares of the Company’s common stock and 90,000 restricted shares of the Company common stock were granted to Mr. McNiel by the Company’s Compensation Committee on January 11, 2011.

On January 11, 2011, the Company entered into a Stand-Alone Stock Option Agreement (“McNiel Option Agreement”) with James P. McNiel. The McNiel Option Agreement, which was approved by stockholders on May 9, 2011, provides for the grant to Mr. NcNiel of options to purchase up to 1,220,000 shares of the Company’s common stock at an exercise price of $3.22 per share, which vest over a three-year period commencing January 11, 2012 at 33%, 33% and 34% annually.

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

Internal Investigation

As part of the internal investigation, counsel to the Special Committee interviewed numerous employees and reviewed internal Company documents but was unable to speak with Mr. Huai and one sales person allegedly involved with the improper payments. On November 10, 2010, counsel to the Special Committee presented its report to the Special Committee. After a detailed review of this matter, the Special Committee concluded that (i) certain employees of one customer of the Company either directly or indirectly received various forms of compensation from the Company between 2008 and 2010, (ii) no more than three Company employees were knowingly involved in procuring these payments, and (iii) there was no evidence of a pattern of improper payments to other customers by the Company.  Based upon the information in its possession, the Company determined that the payments at issue did not have any effect on the Company’s revenue recognition and did not result in any material misstatement of the Company’s financial information in its filings with the Securities and Exchange Commission. Additionally, after the conclusion of its investigation, the Special Committee recommended a number of enhancements to the Company’s controls and procedures. As indicated under Part I, Item 4. Controls and Procedures, the Board of Directors has accepted these recommendations and the Company has implemented substantially all of the changes to its controls and procedures.

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

The Company is cooperating fully with the investigations of both the USAO and the SEC and has produced documents responsive to all subpoenas and document requests. The Company intends to continue to cooperate fully with both investigations. The Company recorded an accrual of $1.5 million in the first quarter of 2011, and an additional $0.7 million during the second quarter of 2011, for a total accrual of $2.2 million, for certain costs associated with the possible resolution of the government investigations.

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

Stockholder Litigation

In October 2010, two purported securities class actions (the “Actions”) were filed in the United States District Court for the Eastern District of New York on behalf of purchasers of the common stock of the Company between February 5, 2009 and September 29, 2010. The two Actions contain substantially similar allegations and causes of actions. The complaint in each of the Actions name as defendants the Company and Mr. Huai, as well as Wayne Lam an officer of the Company and James Weber the Company’s Chief Financial Officer and interim Chief Operating Officer. The complaint in each of the actions alleges that the defendants made a series of materially false and misleading statements related to the Company’s business and operations in violation of the Securities Exchange Act of 1934. The following adverse facts are alleged: (i) that FalconStor was experiencing weak demand for its products and services; (ii) that FalconStor was making improper payments to secure a contract with at least one of its customers; and (iii) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about FalconStor and its prospects. The plaintiffs in each Action seek damages from the defendants. On November 3, 2010, the Actions were consolidated before Judge Edward R. Korman (the combined Actions are referred to as the “Class Action”). Oral argument on motions for the appointment of “lead plaintiff” and for the approval of selection of “lead counsel” in the Class Action was heard by the Court in June, 2011. The Company anticipates that following decisions on these motions, it will receive an amended complaint.

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

In January 2011, a Company stockholder filed an action in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company, against the Company, each of the Company’s Directors, and Messrs. Huai, Lam and Weber (the “Walter Derivative Action”). The Walter Derivative Action alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets. The Walter Derivative Action also alleges that Messrs. Oxenhorn, Fischer, Kaufman, Lieber and Rubenstein breached their duties to the Company by allowing Mr. Huai to resign.

The Company believes that the stockholder failed to make, and was not excused from making, a demand on the Company’s Board to redress these grievances and the Company intends to file a motion to dismiss. The Company further believes that it has meritorious defenses to some or all of the claims of the Walter Derivative Action as filed, and intends to file a motion to dismiss based on these grounds.

In April 2011, the parties to the Walter Derivative Action entered into a stipulation staying the Walter Derivative Action indefinitely. Under the terms of the stipulation, any party may lift the stay upon thirty days written notice to the other parties.

Counsel for the nominal Plaintiff has indicated that once the stay is lifted, it expects to file an amended complaint. The Company is thus unable to reasonably estimate its exposure for the Walter Derivative Action.

In July, 2011, a Company stockholder filed an action in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company, against the Company, each of the Company’s Directors, the Company’s former Directors Patrick B. Carney, Lawrence S. Dolin and Steven Bock, and Mr. Huai (the “Cascado Derivative Action”).  The Cascado Derivative Action alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to properly oversee and manage the Company; (4) unjustly enriching themselves; (5) abusing their control of the Company; (6) grossly mismanaging the Company; and (6) wasting Company assets.

The Company believes that the stockholder failed to make, and was not excused from making, a demand on the Company’s Board to redress these grievances and the Company intends to file a motion to dismiss. The Company further believes that it has meritorious defenses to some or all of the claims of the Cascado Derivative Action as filed, and intends to file a motion to dismiss based on these grounds.  The Company is unable to reasonably estimate its exposure for the Cascado Derivative Action.

The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results.

 (11) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three and six months ended June 30, 2011 and 2010, and the location of long-lived assets as of June 30, 2011 and December 31, 2010, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2011	2010	2011	2010

North America	$8,468,250	$11,493,524	$16,810,779	$22,495,494
Asia Pacific	5,662,096	3,529,398	10,987,277	6,192,351
Europe, Middle East, Africa and Other	5,497,662	5,247,787	10,789,214	8,702,519

Total Revenues	$19,628,008	$20,270,709	$38,587,270	$37,390,364

	June 30,	December 31,
Long-lived assets:	2011	2010

North America	$11,718,783	$11,798,121
Asia Pacific	1,316,736	1,340,527
Europe, Middle East, Africa and Other	383,714	387,991

Total long-lived assets	$13,419,233	$13,526,639

For the three months ended June 30, 2011, the Company did not have any customers that accounted for 10% or more of total revenues. For the three months ended June 30, 2010, the Company had one customer that accounted for 10% of revenues. As of June 30, 2011, the Company did not have any customers that accounted for 10% or more of the accounts receivable balance. As of December 31, 2010, the Company had one customer that accounted for 13% of the accounts receivable balance.

The Company recorded an expense of approximately $0.2 million during the three months ended June 30, 2011, and, due to cash collections of previously reserved accounts receivable balances, a benefit of approximately $0.7 million during the six months ended June 30, 2011. During the three and six months ended June 30, 2010, the Company recorded an expense of approximately $0.3 million and an expense of approximately $1.2 million, respectively. These amounts are included within revenues in each respective period in the accompanying condensed consolidated statements of operations.

(12) Subsequent Events

Effective August 1, 2011, the Company modified the operating lease covering its corporate office facility so that it now expires in February 2017.  The Company has the option to terminate the lease as of the last date of each month between August 31, 2013 and February 28, 2014, on nine months’ prior written notice. See Note (9) Commitments and Contingencies for additional information.

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

OVERVIEW

Our results for the second quarter of 2011 continued to show the pattern we have predicted for some time : Increased revenues from our FalconStor-branded (non-OEM) product revenue coupled with a decline in product revenue from our OEM partners.  Our total revenues for the quarter declined from the same period in 2010 primarily due to the increase in product revenue from our branded solutions did not equal the decrease in product revenue from our OEM solutions. However, on a year-over-year basis, after two quarters, our total revenues are higher.  Importantly, our operating expenses for both the three months and the six months ended June 30, 2011 are lower than they were in the same periods in 2010, even though we incurred over $3 million of expenses relating the ongoing governmental investigations during the first half of 2011.

During and after the quarter, we continued to evaluate which current and potential products and services, and which regions, offered the greatest opportunities for growth and profits. We made cuts in those areas that do not appear to have good potential for growth and profits and we reallocated some of those resources to the products, services and regions with the most potential. Even though we have made a concerted effort to reduce our expenses, we will continue to invest in our business for long-term growth in all appropriate areas, including sales and sales support.

The investigations by the United States Attorney’s Office for the Eastern District of New York and by the Securities and Exchange Commission continue to cause distraction to our efforts to promote, market and sell our goods and services. We cannot predict how long the external investigations, or the stockholder lawsuits that have been filed, will last or what the outcomes will be. The investigations and the lawsuits are more fully described in Part II, Item 1 – Legal Proceedings of this 10-Q filing. In addition, these events could negatively impact the perception that customers or potential customers have of our Company which could reduce our potential revenues. We have also incurred, and will continue to incur, significant expenses, and we have made accruals for costs of the investigation. At June 30, 2011, our cash, cash equivalents and marketable securities totaled approximately $38.1 million.

Total revenues for the second quarter of 2011 decreased 3% from the second quarter of 2010 to $19.6 million from $20.3 million. Total revenues for the first six months of 2011 were 3% higher than for the first six months of 2010.

For the second quarter of 2011, our FalconStor-branded product revenue increased 4% compared to the second quarter of 2010. While this increase indicates that we are continuing to have success in expanding sales of FalconStor-branded products through our resellers and directly to end users, the number is not as high as we expected and was not enough to compensate for the decrease in our product revenue from our OEMs. In  particular, our North America branded product revenue fell below our expectations. We attribute this, in part, to the turnover we have experienced in our North America sales organization. We have had a new Vice President of Sales in place in North America since January, 2011, and he has recruited a substantially new team. While it takes some time for new sales people to develop accounts and to be trained on our products, we had anticipated higher revenues from North American by this point.

 Product revenues from our OEM partners for the second quarter of 2011 decreased 35% compared to the second quarter of 2010. Overall, non-OEMs contributed 84% of our product revenues in the second quarter of 2011and OEMs contributed 16%. No OEM contributed 10% or more of our revenues for the second quarter of 2011. We do not expect that OEM product revenue from either EMC or Oracle, which historically has accounted for at least 10% of our total revenues, will ever return to the levels they reached in the past.

Overall, our net loss for the second quarter of 2011 was $5.9 million. Of this amount, $1.2 million was related to costs associated with the investigations.

Our loss from operations was $6.0 million in the second quarter of 2011, including the $1.2 million in investigation-related costs. While our loss for the second quarter was up slightly from the second quarter of 2010, overall, our loss for the first six months of 2011 is down 14% from the first six months of 2010.

Operating expenses for the second quarter of 2011 increased by less than $0.1 million, or less than 1%, compared with the second quarter of 2010. Operating expenses include $1.2 million and $2.0 million in stock-based compensation expense for the second quarters of 2011 and 2010, respectively. We believe this increase of less than $100,000, even after the additional accrual of $0.7 million for costs related to a potential resolution of the government investigations, shows that we have been managing our expenses more carefully.

We had negative cash flows from operations for the second quarter of 2011 of $3.3 million, however, for the six months ended June 30, 2011, cash flows from operations totaled $2.3 million.

Deferred revenue at June 30, 2011 increased 18%, compared with the balance at June 30, 2010, and increased 10% when compared with the balance at December 31, 2010.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2010.

Commencing in the second quarter of 2010, we shifted our focus to selling turn-key solutions, whereby our software is integrated with industry standard hardware and sold as one complete integrated solution. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. Product revenue consists of both integrated solutions and stand-alone software revenues. Support and services revenues consists of both maintenance revenues and professional services revenues. As a result of our shift in focus, we have a corresponding cost of revenues for each revenue category.

Total revenues for the three months ended June 30, 2011 decreased 3% to $19.6 million, compared with $20.3 million for the three months ended June 30, 2010. Our cost of revenues increased 3% to $6.0 million for the three months ended June 30, 2011, compared with $5.9 million for the three months ended June 30, 2010. Included in our cost of revenues for the three months ended June 30, 2011 and 2010 was $0.1 million and $0.3 million, respectively, of share-based compensation expense. Our operating expenses increased less than 1% from $19.5 million for the three months ended June 30, 2010 to $19.6 million for the three months ended June 30, 2011. Included in the operating results for the three months ended June 30, 2011 was $1.2 million of costs associated with the ongoing government investigations that commenced during the second half of 2010. The $1.2 million was comprised of $0.5 million of legal fees, and an additional accrual of $0.7 million for certain costs associated with the possible resolution of the government investigations. In addition, included in our operating expenses for the three months ended June 30, 2011 and 2010 was $1.2 million and $2.0 million, respectively, of share-based compensation expense. Net loss for the three months ended June 30, 2011 was $5.9 million, compared with a net loss of $3.4 million for the three months ended June 30, 2010. Included in our net loss for the three months ended June 30, 2011 was an income tax provision of $0.1 million, compared with an income tax benefit of $1.7 million for the three months ended June 30, 2010. The income tax provision of $0.1 million and income tax benefit of $1.7 million were primarily attributable to the impact of our estimated full year effective tax rate on our pre-tax losses for the three months ended June 30, 2011 and 2010, respectively.

Our overall 3% decrease in total revenues was due to declines in both our product revenues and support and service revenues for the three months ended June 30, 2011, compared with the same period in 2010. In total, our product revenues decreased 5%, of which, product revenues from our non-OEM partners increased 4%, while product revenues from our OEM partners decreased 35% for the three months ended June 30, 2011, compared with the same period in 2010. The increase in our non-OEM product revenues was primarily attributable to our continued focus and emphasis on the FalconStor-branded business. In addition, as anticipated, our OEM product revenues continued to decline, as a result of merger and acquisition activity involving some of our historically major OEM partners that began in 2009 and which we have previously reported. We do not anticipate that any of our OEM partners will contribute over 10% of our annual revenues for the foreseeable future. However, because of our well-established installed customer base, our support revenues derived from maintenance agreements continued to grow and have not been as significantly impacted by the disruptions in our OEM business.

Overall, our total operating expenses have remained relatively consistent as a result of lower share-based compensation expense, and to a lesser degree, due to a change in the mix of our headcount and despite the additional $1.2 million of costs associated with the ongoing government investigations that we incurred during the three months ended June 30, 2011. We continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook. Our worldwide headcount was 527 employees as of June 30, 2011, compared with 532 employees as of June 30, 2010.

Revenues

	Three months ended June 30,
	2011	2010
Revenues:
Product revenue	$11,609,760	$12,198,013
Support and services revenue	8,018,248	8,072,696

Total Revenues	$19,628,008	$20,270,709

Year-over-year percentage growth
Product revenue	-5%	-31%
Support and services revenue	-1%	18%

Total percentage growth	-3%	-17%

Product revenue

Product revenue is comprised of sales of licenses for our software integrated on industry standard hardware creating a turn-key solution or integrated solution, and our stand-alone software applications. The products are sold through our OEMs, and through (i) value-added resellers, (ii) distributors, and/or (iii) directly to end-users (collectively “non-OEMs”). These revenues are recognized when, among other requirements, we receive a customer purchase order or a royalty report summarizing stand-alone software applications sold, integrated solutions sold and/or permanent key codes are delivered to the customer.

Product revenue decreased 5% from $12.2 million for the three months ended June 30, 2010 to $11.6 million for the three months ended June 30, 2011. Product revenue represented 59% and 60% of our total revenues for the three months ended June 30, 2011 and 2010, respectively. Overall, during the three months ended June 30, 2011, product revenue from our non-OEM partners increased 4%, while product revenues from our OEM partners decreased 35% compared with the same period in 2010. The increase in our non-OEM product revenues was primarily attributable to our continued focus and emphasis on the FalconStor-branded business. However, as anticipated, our OEM product revenues continued to decline, as a result of merger and acquisition activity involving some of our historically major OEM partners that began in 2009 and which we have previously reported. We do not anticipate that any of our OEM partners will contribute over 10% of our annual revenues for the foreseeable future. Product revenue from our non-OEM partners represented 84% and 77% of our total product revenue for the three months ended June 30, 2011 and 2010, respectively. Product revenue from our OEM partners represented 16% and 23% of our total product revenue for the three months ended June 30, 2011 and 2010, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

Support and services revenue is comprised of (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Revenue from engineering services is primarily related to customizing software product masters for some of our OEM partners. Revenue from engineering services is recognized in the period in which the services are completed. Support and services revenue decreased 1% from $8.1 million for the three months ended June 30, 2010 to $8.0 million for the three months ended June 30, 2011.

Although our overall support and services revenue decreased 1% for the three months ended June 30, 2011 compared with the same period in 2010, revenue from our maintenance and technical support services increased from $7.0 million for the three months ended June 30, 2010 to $7.3 million for the same period in 2011. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire.

Professional services revenues decreased from $1.1 million for the three months ended June 30, 2010 to $0.7 million for the same period in 2011. The professional services revenue varies from period to period based upon (i) the number of integrated solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that were completed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our integrated solutions.

Cost of Revenues

	Three months ended June 30,
	2011	2010
Cost of revenues:
Product	$2,266,040	$2,550,540
Support and service	3,734,884	3,303,348
Total cost of revenues	$6,000,924	$5,853,888

Total Gross Profit	$13,627,084	$14,416,821

Gross Margin:
Product	80%	79%
Support and service	53%	59%
Total gross margin	69%	71%

Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for a turn-key integrated solution, personnel costs, amortization of purchased and capitalized software, shipping and logistics costs, and share-based compensation expense. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, and share-based compensation expense. Cost of product revenue for the three months ended June 30, 2011 decreased $0.3 million, or 11%, to $2.3 million compared with $2.6 million for the same period in 2010. The decrease in cost of product revenue was primarily attributable to (i) decreased hardware and shipping costs as the result of the 5% decline in product revenues, and (ii) decreased amortization of purchased software costs during the three months ended June 30, 2011 as compared with the same period in 2010.  Our cost of support and service revenues for the three months ended June 30, 2011 increased $0.4 million, or 13% to $3.7 million compared with $3.3 million for the same period in 2010. The increase in cost of support and service revenue is primarily related to costs associated with the recruitment and hiring of management for both our support and services divisions, specifically a senior executive of world-wide support during the three months ended June 30, 2011 as compared with the same period in 2010.

Total gross profit decreased $0.8 million, or 6%, from $14.4 million for the three months ended June 30, 2010, to $13.6 million for the three months ended June 30, 2011. Total gross margin decreased to 69% for the three months ended June 30, 2011 from 71% for the same period in 2010. The decrease in both our total gross profit and total gross margins for the three months ended June 30, 2011, compared with the same period in 2010, was primarily due to (i) a 3% decrease in our total revenues, and (ii) investments made in new management for both our support and services divisions. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of total revenue for both the three months ended June 30, 2011 and June 30, 2010. Share-based compensation expense included in the cost of support and service revenue decreased to $0.1 million from $0.3 million for the three months ended June 30, 2011 and June 30, 2010, respectively. Share-based compensation expense related to cost of support and service revenue was equal to 1% of total revenue for both the three months ended June 30, 2011 and June 30, 2010.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development personnel, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $1.7 million, or 26%, to $4.9 million for the three months ended June 30, 2011 from $6.6 million in the same period in 2010. The decrease in research and development costs was primarily the result of (i) the capitalization of approximately $0.6 million of costs associated with software development, and (ii) to a decline in salary and personnel costs as a result of lower research and development headcount. We believe we continued to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $0.3 million from $0.8 million for the three months ended June 30, 2011 and June 30, 2010, respectively. Share-based compensation expense included in research and development costs was equal to 2% and 4% of total revenue for the three months ended June 30, 2011 and 2010, respectively.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased $0.1 million, or 1%, to $10.5 million for the three months ended June 30, 2011 from $10.4 million for the same period in 2010. The increase in selling and marketing expenses was primarily due to the costs associated with the recruitment and hiring of (i) additional sales management, and (ii) sales and sales support personnel within North America, in connection with finalizing our transition of the North American sales force during the three months ended June 30, 2011 as compared with the same period in 2010. Share-based compensation expense included in selling and marketing decreased to $0.5 million from $0.9 million for the three months ended June 30, 2011 and 2010, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 2% and 4% of total revenue for the three months ended June 30, 2011 and 2010, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased $0.5 million, or 21%, to $3.0 million for the three months ended June 30, 2011 from $2.5 million for the same period in 2010. The overall increase within general and administrative expenses related to increases in (i) personnel related costs, and (ii) various administrative costs. Share-based compensation expense included in general and administrative expenses increased to $0.4 million from $0.3 million for the three months ended June 30, 2011 and 2010, respectively. Share-based compensation expense included in general and administrative expenses was equal to 2% of total revenue for both the three months ended June 30, 2011 and June 30, 2010.

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

Investigation costs for the three months ended June 30, 2011, totaled $1.2 million, which consisted of $0.5 million of legal and professional fees, and an additional accrual of $0.7 million for certain costs associated with the possible resolution of the investigations. See Part II, Item 1 – Legal Proceedings of this quarterly report on Form 10-Q, for a more detailed description of the investigations.

We expect our operating expenses will continue to be adversely impacted during 2011 due to professional and service provider fees, and other costs, resulting from the ongoing external investigations and stockholder lawsuits.

Interest and Other Income

We invest our cash primarily in money market funds, government securities, and corporate bonds. As of June 30, 2011, our cash, cash equivalents, and marketable securities totaled $38.1 million, compared with $39.3 million as of June 30, 2010. Interest and other income increased $0.1 million to $0.2 million for the three months ended June 30, 2011, compared with $7,500 for the same period in 2010. The increase in interest and other income was primarily due to foreign currency gains of $0.1 million incurred during the three months ended June 30, 2011as compared with a foreign currency losses of $0.1 million for the same period in 2010.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended June 30, 2011, we recorded an income tax provision of $0.1 million on our pre-tax loss of $5.8 million, consisting of primarily state and local and foreign taxes. During the third quarter of 2010, we concluded that our domestic deferred tax assets were no longer realizable on a more-likely-than-not basis, therefore, recording a full valuation allowance against our domestic deferred tax assets. During the three months ended June 30, 2011, our conclusion did not change with respect to our deferred tax assets and therefore, we have not recorded any benefit for our expected net deferred tax assets for the full year 2011. As of June 30, 2011, the valuation allowance totaled approximately $30.3 million. In addition, we also recorded an accrual for certain legal matters during the three months ended June 30, 2011, which we believe will be non-deductible for US income tax purposes. The tax impact related to this accrual was recorded as a discrete item during the three months ended June 30, 2011.

During the three months ended June 30, 2010, we recorded an income tax benefit of $1.7 million on our pre-tax book loss of $5.1 million consisting primarily of federal, state and local and foreign taxes.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2010.

Total revenues for the six months ended June 30, 2011 increased 3% to $38.6 million, compared with $37.4 million for the six months ended June 30, 2010. Our cost of revenues increased 1% to $11.1 million for the six months ended June 30, 2011, compared with $11.0 million for the six months ended June 30, 2010. Included in our cost of revenues for the six months ended June 30, 2011 and 2010 was $0.3 million and $0.6 million, respectively, of share-based compensation expense. Our operating expenses decreased 2% from $40.0 million for the six months ended June 30, 2010 to $39.1 million for the six months ended June 30, 2011.  Included in the operating results for the six months ended June 30, 2011 was $3.8 million of costs associated with the ongoing government investigations that commenced during the second half of 2010. The $3.8 million was comprised of $1.6 million of legal fees, and an accrual of $2.2 million for certain costs associated with the possible resolution of the government investigations. In addition, included in our operating expenses for the six months ended June 30, 2011 and 2010 was $2.4 million and $4.3 million, respectively, of share-based compensation expense. Net loss for the six months ended June 30, 2011 was $11.9 million, compared with a net loss of $8.9 million for the six months ended June 30, 2010. Included in our net loss for the six months ended June 30, 2011 was an income tax provision of $0.7 million, compared with an income tax benefit of $4.8 million for the six months ended June 30, 2010. The income tax provision of $0.7 million and income tax benefit of $4.8 million were primarily attributable to the impact of our estimated full year effective tax rate on our pre-tax losses for the six months ended June 30, 2011 and 2010, respectively.

Our overall 3% increase in total revenues was due to increases in both our product revenues and support and service revenues for the six months ended June 30, 2011, compared with the same period in 2010. In total, our product revenues increased 4%, of which, product revenues from our non-OEM partners increased 16%, while product revenues from our OEM partners decreased 35% for the six months ended June 30, 2011, compared with the same period in 2010. The increase in our non-OEM product revenues was primarily attributable to our continued focus and emphasis on the FalconStor-branded business. In addition, as anticipated, our OEM product revenues continued to decline, as a result of merger and acquisition activity involving some of our historically major OEM partners that began in 2009 and which we have previously reported. We do not anticipate that any of our OEM partners will contribute over 10% of our annual revenues. However, because of our well-established installed customer base, support and services revenues continued to grow and have not been as significantly impacted by the disruptions in our OEM business.

Overall, our total operating expenses have decreased, primarily due to a decline in overall salary and personnel costs as the result of lower headcount, specifically during the first quarter of 2011, and lower share-based compensation expense. This is despite the additional $3.8 million of costs associated with the ongoing government investigations incurred during the six months ended June 30, 2011 We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook. Our worldwide headcount was 527 employees as of June 30, 2011, compared with 532 employees as of June 30, 2010.

Revenues

	Six months ended June 30,
	2011	2010
Revenues:
Product revenue	$22,868,775	$22,016,210
Support and services revenue	15,718,495	15,374,154

Total Revenues	$38,587,270	$37,390,364

Year-over-year percentage growth
Product revenue	4%	-31%
Support and services revenue	2%	11%

Total percentage growth	3%	-18%

Product revenue

Product revenue increased 4% from $22.0 million for the six months ended June 30, 2010 to $22.9 million for the six months ended June 30, 2011. These amounts are net of a benefit of $0.7 million recognized during the six months ended June 30, 2011, as compared with an expense of $1.2 million in the same period in 2010, resulting from the impact of our collection efforts of previously reserved accounts receivable. Product revenue represented 59% of our total revenues for each of the six months ended June 30, 2011 and 2010. Overall, during the six months ended June 30, 2011, product revenue from our non-OEM partners increased 16%, while product revenues from our OEM partners decreased 35% compared with the same period in 2010. The increase in our non-OEM product revenues was primarily attributable to our continued focus and emphasis on the FalconStor-branded business. However, as anticipated, our OEM product revenues continued to decline, as a result of merger and acquisition activity involving some of our historically major OEM partners that began in 2009 and which we have previously reported. We do not anticipate that any of our OEM partners will contribute over 10% of our annual revenues going forward. Product revenue from our non-OEM partners represented 85% and 77% of our total product revenue for the six months ended June 30, 2011 and 2010, respectively. Product revenue from our OEM partners represented 15% and 23% of our total product revenue for the six months ended June 30, 2011 and 2010, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

The increase in support and services revenue was attributable to maintenance and technical support services, which increased from $13.6 million for the six months ended June 30, 2010 to $14.3 million for the same period in 2011. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire.

Professional services revenues decreased from $1.8 million for the six months ended June 30, 2010 to $1.4 million for the same period in 2011. The professional services revenue varies from period to period based upon (i) the number of integrated solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that were completed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our integrated solutions.

Cost of Revenues
	Six months ended June 30,
	2011	2010
Cost of revenues:
Product	$3,989,045	$4,059,225
Support and service	7,102,797	6,916,045
Total cost of revenues	$11,091,842	$10,975,270

Total Gross Profit	$27,495,428	$26,415,094

Gross Margin:
Product	83%	82%
Support and service	55%	55%
Total gross margin	71%	71%

Cost of revenues, gross profit and gross margin

Cost of product revenue for the six months ended June 30, 2011 decreased $0.1 million, or 2%, to $4.0 million compared with $4.1 million for the same period in 2010. The decrease in cost of product revenue was primarily attributable to decreased amortization of purchased software costs during the six months ended June 30, 2011 as compared with the same period in 2010. The overall decrease in cost of product revenue was offset in part by the increased hardware costs associated with our continued focus of selling FalconStor-branded integrated turn-key solutions. Our cost of support and service revenues for the six months ended June 30, 2011 increased $0.2 million, or 3%, to $7.1 million, compared with $6.9 million for the same period in 2010. The increase in cost of support and service revenue is primarily related to costs associated with the recruitment and hiring of management for both our support and services divisions, specifically a senior executive of world-wide support during the six months ended June 30, 2011 as compared with the same period in 2010.

Total gross profit increased $1.1 million, or 4%, from $26.4 million for the six months ended June 30, 2010, to $27.5 million for the six months ended June 30, 2011. Total gross margin remained consistent at 71% for both the six months ended June 30, 2011 and 2010. The increase in our total gross profit for the six months ended June 30, 2011, compared with the same period in 2010, was primarily due to a 3% increase in our total revenues. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of total revenue for both the six months ended June 30, 2011 and June 30, 2010. Share-based compensation expense included in the cost of support and service revenue decreased to $0.3 million from $0.6 million for the six months ended June 30, 2011 and June 30, 2010, respectively. Share-based compensation expense related to cost of support and service revenue was equal to 1% and 2% of total revenue for the six months ended June 30, 2011 and 2010, respectively.

Operating Expenses

Research and Development Costs

Research and development costs decreased $3.0 million, or 22%, to $10.8 million for the six months ended June 30, 2011 from $13.8 million in the same period in 2010. The decrease in research and development costs was primarily the result of (i) the capitalization of approximately $0.7 million of costs associated with software development, and (ii) a decline in salary and personnel costs as the result of lower research and development headcount. We believe we continued to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $0.8 million from $1.8 million for the six months ended June 30, 2011 and June 30, 2010, respectively. Share-based compensation expense included in research and development costs was equal to 2% and 5% of total revenue for the six months ended June 30, 2011 and 2010, respectively.

Selling and Marketing

Selling and marketing expenses decreased $2.4 million, or 11%, to $19.0 million for the six months ended June 30, 2011 from $21.4 million for the same period in 2010. The decrease in selling and marketing expenses was primarily due to a transition of the North American sales force during the first quarter of 2011 which resulted in lower headcount as compared with the past several quarters. These decreases were offset in part by the costs associated with the recruitment and hiring of (i) additional sales management, and (ii) sales and sales support personnel within North America, in connection with finalizing our transition of the North American sales force during the second quarter of 2011. Share-based compensation expense included in selling and marketing decreased to $0.9 million from $1.9 million for the six months ended June 30, 2011 and 2010, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 2% and 5% of total revenue for the six months ended June 30, 2011 and 2010, respectively.

General and Administrative

General and administrative expenses increased $0.7 million, or 15%, to $5.6 million for the six months ended June 30, 2011 from $4.8 million for the same period in 2010. The overall increase within general and administrative expenses related to increases in (i) personnel related costs, and (ii) various administrative costs. Share-based compensation expense included in general and administrative expenses remained consistent at $0.7 million for both the six months ended June 30, 2011 and June 30, 2010. Share-based compensation expense included in general and administrative expenses was equal to was equal to 2% of total revenue for both the six months ended June 30, 2011 and June 30, 2010.

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

Investigation costs for the six months ended June 30, 2011, totaled $3.8 million, which consisted of $1.6 million of legal and professional fees, and an accrual of $2.2 million for certain costs associated with the possible resolution of the investigations. See Part II, Item 1 – Legal Proceedings of this quarterly report on Form 10-Q, for a more detailed description of the investigations.

We expect our operating expenses will continue to be adversely impacted during 2011 due to professional and service provider fees, and other costs, resulting from the ongoing external investigations and stockholder lawsuits.

Interest and Other Income (loss)

Interest and other income increased $0.6 million to $0.5 million for the six months ended June 30, 2011, compared with ($0.1) million for the same period in 2010. The increase in interest and other income was primarily due to foreign currency gains of $0.3 million incurred during the six months ended June 30, 2011as compared with foreign currency losses of $0.3 million for the same period in 2010.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the six months ended June 30, 2011, we recorded an income tax provision of $0.7 million on our pre-tax loss of $11.2 million, consisting of primarily state and local and foreign taxes. During the third quarter of 2010, we concluded that our domestic deferred tax assets were no longer realizable on a more-likely-than-not basis, therefore, recording a full valuation allowance against our domestic deferred tax assets. During the six months ended June 30, 2011, our conclusion did not change with respect to our deferred tax assets and therefore, we have not recorded any benefit for our expected net deferred tax assets for the full year 2011. As of June 30, 2011, the valuation allowance totaled approximately $30.3 million. In addition, we also recorded an accrual for certain legal matters during the six months ended June 30, 2011, which we believe will be non-deductible for US income tax purposes. The tax impact related to this accrual was recorded as a discrete item during the six months ended June 30, 2011.

During the six months ended June 30, 2010, we recorded an income tax benefit of $4.8 million on our pre-tax book loss of $13.7 million consisting primarily of federal, state and local and foreign taxes.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, goodwill and other intangible assets, and fair value measurements.

Revenue Recognition. We recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition. Product revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract, a customer purchase order, and/or a royalty report summarizing software licenses sold for each software license resold by an OEM, distributor or solution provider to an end user. Product fees are fixed and determinable as our standard payment terms range from 30 to 90 days, depending on regional billing practices, and we have not provided any of our customers with extended payment terms during the three and six months ended June 30, 2011. When a customer purchases our integrated solutions and/or licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance for its fair value based on the contractual maintenance renewal rate.

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. As part of our determination of the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. Due to cash collections of previously reserved accounts receivable balances during the six months ended June 30, 2011, we recorded a benefit of approximately $0.3 million as compared with an expense of approximately $1.3 million for the six months ended June 30, 2010. These amounts are included in revenues in each respective period. Historically, we have experienced a somewhat consistent level of write-offs and returns as a percentage of revenue due to our customer relationships, contract provisions and credit assessments. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

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

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three and six months ended June 30, 2011 and 2010 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

As of each of June 30, 2011 and December 31, 2010, we had $4.2 million of goodwill.  As of each of June 30, 2011 and December 31, 2010, we had $0.2 million and $0.4 million (net of amortization), respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of June 30, 2011 and December 31, 2010, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using an undiscounted cash flow analysis, a non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant for as of June 30, 2011 and December 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
	2011	2010
Cash provided by (used in):
Operating activities	$2,337,101	$(981,509)
Investing activities	(3,979,981)	(3,260,146)
Financing activities	552,774	662,158
Effect of exchange rate changes	(135,803)	(263,734)

Net decrease in cash and cash equivalents	$(1,225,909)	$(3,843,231)

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balance as of June 30, 2011 totaled $38.1 million, as compared with $37.3 million as of December 31, 2010. Cash and cash equivalents totaled $16.6 million and marketable securities totaled $21.5 million at June 30, 2011. As of December 31, 2010, we had $17.8 million in cash and cash equivalents and $19.5 million in marketable securities.

Since the end of 2010, and into the first half of 2011, we have been in an ongoing period of transition, specifically in North America, which included various management changes and changes within our North American sales force infrastructure. We continue to evaluate the appropriate headcount levels to properly align all of our resources with our current and long-term outlook. We will continue to focus on bringing our expense structure in line with our current revenue levels, which we expect will provide a positive impact on our operating results. We will continue to make investments in capital expenditures. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may continue to use our cash for these purposes. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such license purchases or acquisitions.

As discussed further in Part II, Item 1 – Legal Proceedings of this quarterly report on Form 10-Q, we are currently under investigations by the United States Attorney’s Office and the Securities and Exchange Commission and we are named in multiple stockholder lawsuits. We have incurred, and we will continue to incur, significant expenses, primarily for legal counsel and legal services providers, due to the internal and external investigations. While these investigations will likely decrease our sources of liquidity, we cannot predict the scope, timing, or outcome of such legal proceedings, nor can we predict what impact, if any, these matters may have on our business, financial condition, results of operations, and statement of cash flow.

We currently do not have any bank debt and our only significant commitments are related to our office leases.

At various times from October 2001 through February 2009 our Board of Directors has authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. We did not repurchase any of our outstanding common stock during each of the three and six months ended June 30, 2011 and June 30, 2010. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. As of June 30, 2011, we had the authority to repurchase an additional 5,994,765 shares of our common stock based upon our judgment and market conditions. See Note (8) Stockholders’ Equity to our unaudited condensed consolidated financial statements for further information.

Net cash provided by operating activities totaled $2.3 million for the six months ended June 30, 2011, compared with net cash used in operating activities of $1.0 million for the six months ended June 30, 2010. The increase in net cash provided by operating activities during the six months ended June 30, 2011, compared with the same period in 2010, was the result of our net loss of $11.9 million compared with a net loss of $8.9 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to stock-based compensation and provisions for returns and doubtful accounts; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, income tax receivable, inventory, accrued expenses and deferred revenues.

Net cash used in investing activities was $4.0 million and $3.3 million for the six months ended June 30, 2011 and June 30, 2010, respectively. Included in investing activities for both the six months ended June 30, 2011 and June 30, 2010, are the sales and purchases of our marketable securities, which includes the sales, maturities and reinvestment of our marketable securities. The net cash used in investing activities from the net sales (purchases) of securities was ($1.9) million for the six months ended June 30, 2011, and ($1.4) million for the same period in 2010. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $1.3 million for the six months ended June 30, 2011 and $1.7 million for the same period in 2010. The cash used in the capitalization of software development costs was $0.7 million for the six months ended June 30, 2011, while we did not have any capitalized software development costs for the same period in 2010. We continually evaluate potential software license purchases and acquisitions, and we may continue to make such investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2011, compared with net cash provided by financing activities of $0.7 million for the same period in 2010. Cash inflows from financing activities primarily result from the proceeds received from the exercise of stock options. During the six months ended June 30, 2011 and June 30, 2010, we received proceeds from the exercise of stock options of $0.6 million and $0.2 million, respectively. Cash inflows from financing activities were also impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options during the six months ended June 30, 2010.

 As discussed in Note (4), Fair Value Measurements, to our unaudited condensed consolidated financial statements, we utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we held as of June 30, 2011 and December 31, 2010.

As of both June 30, 2011 and December 31, 2010, $0.7 million (at par value), respectively, of our investments was comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. Over the past three years we have experienced failed auctions on our auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 - 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our consolidated balance sheet at both June 30, 2011 and December 31, 2010.

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

As of June 30, 2011, we recorded a cumulative temporary decline in fair value of approximately $79,866 in accumulated other comprehensive loss. As of December 31, 2010, we recorded a cumulative temporary decline in fair value of approximately $121,357 in accumulated other comprehensive loss. During the fourth quarter of 2010, $700,000 of our auction rate securities were called by the issuer at par value. We believe that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, we will record a charge to earnings in the period of determination.

Our holdings of auction rate securities (at par value) represented approximately 2% of our cash, cash equivalents, and marketable securities balance as of each of  June 30, 2011 and December 31, 2010,  which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the decline in fair value deemed to be temporary is primarily due to liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

We currently do not have any debt and our only material cash commitments are related to our office leases. We have an operating lease covering our corporate office facility that we recently extended to February 2017. We also have several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2011 through 2017. Refer to Note (9) Commitments and Contingencies to our unaudited condensed consolidated financial statements.

We believe that our current balance of cash, cash equivalents and marketable securities, and expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

As of June 30, 20111 and December 31, 2010, we had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $38.1 million as of June 30, 2011. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 40% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at June 30, 2011.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the six months ended June 30, 2011 and 2010, approximately 56% and 40%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. dollar versus the Euro, Japanese yen, the New Taiwanese Dollar, Korean won, and to a lesser extent the Canadian dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at June 30, 2011, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.0 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency. Refer to Note (7) Derivative Financial Instruments, to our unaudited condensed consolidated financial statements.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As a result of the internal investigation arising from the revelation of the improper payments in connection with the licensing of software to a customer, our Board of Directors has accepted recommendations for changes and enhancements to the Company’s controls and procedures, and management has substnatially completed the implementation of such changes and enhancements.

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

Internal Investigation

As part of the internal investigation, counsel to the Special Committee interviewed numerous employees and reviewed internal Company documents but was unable to speak with Mr. Huai and one sales person allegedly involved with the improper payments. On November 10, 2010, counsel to the Special Committee presented its report to the Special Committee. After a detailed review of this matter, the Special Committee concluded that (i) certain employees of one customer of the Company either directly or indirectly received various forms of compensation from the Company between 2008 and 2010, (ii) no more than three Company employees were knowingly involved in procuring these payments, and (iii) there was no evidence of a pattern of improper payments to other customers by the Company.  Based upon the information in its possession, the Company determined that the payments at issue did not have any effect on the Company’s revenue recognition and did not result in any material misstatement of the Company’s financial information in its filings with the Securities and Exchange Commission. Additionally, after the conclusion of its investigation, the Special Committee recommended a number of enhancements to the Company’s controls and procedures. As indicated under Part I, Item 4. Controls and Procedures, the Board of Directors has accepted these recommendations and the Company has implemented substantially all of the changes to its controls and procedures.

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

The Company is cooperating fully with the investigations of both the USAO and the SEC and has produced documents responsive to all subpoenas and document requests. The Company intends to continue to cooperate fully with both investigations. The Company recorded an accrual of $1.5 million in the first quarter and an additional $0.7 million during the second quarter of 2011, a total of $2.2 million, for certain costs associated with the possible resolution of the government investigations.

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

Stockholder Litigation

In October 2010, two purported securities class actions (the “Actions”) were filed in the United States District Court for the Eastern District of New York on behalf of purchasers of the common stock of the Company between February 5, 2009 and September 29, 2010. The two Actions contain substantially similar allegations and causes of actions. The complaint in each of the Actions name as defendants the Company and Mr. Huai, as well as Wayne Lam an officer of the Company and James Weber the Company’s Chief Financial Officer and interim Chief Operating Officer. The complaint in each of the actions alleges that the defendants made a series of materially false and misleading statements related to the Company’s business and operations in violation of the Securities Exchange Act of 1934. The following adverse facts are alleged: (i) that FalconStor was experiencing weak demand for its products and services; (ii) that FalconStor was making improper payments to secure a contract with at least one of its customers; and (iii) as a result of the foregoing, the defendants lacked a reasonable basis for their positive statements about FalconStor and its prospects. The plaintiffs in each Action seek damages from the defendants. On November 3, 2010, the Actions were consolidated before Judge Edward R. Korman (the combined Actions are referred to as the “Class Action”). Oral argument on motions for the appointment of “lead plaintiff” and for the approval of selection of “lead counsel” in the Class Action was held in June, 2011. The Company anticipates that following decisions on these motions, it will receive an amended complaint.

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

In January 2011, a Company stockholder filed an action in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company, against the Company, each of the Company’s Directors, and Messrs. Huai, Lam and Weber (the “Walter Derivative Action”). The Walter Derivative Action alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets. The Walter Derivative Action also alleges that Messrs. Oxenhorn, Fischer, Kaufman, Lieber and Rubenstein breached their duties to the Company by allowing Mr. Huai to resign.

The Company believes that the stockholder failed to make, and was not excused from making, a demand on the Company’s Board to redress these grievances and the Company intends to file a motion to dismiss. The Company further believes that it has meritorious defenses to some or all of the claims of the Walter Derivative Action as filed, and intends to file a motion to dismiss based on these grounds.

In April 2011, the parties to the Walter Derivative Action entered into a stipulation staying the Walter Derivative Action indefinitely. Under the terms of the stipulation, any party may lift the stay upon thirty days written notice to the other parties.

Counsel for the nominal Plaintiff has indicated that once the stay is lifted, it expects to file an amended complaint. The Company is thus unable to reasonably estimate its exposure for the Walter Derivative Action.

In July, 2011, a Company stockholder filed an action in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company, against the Company, each of the Company’s Directors, the Company’s former Directors Patrick B. Carney, Lawrence S. Dolin and Steven Bock, and Mr. Huai (the “Cascado Derivative Action”).  The Cascado Derivative Action alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to properly oversee and manage the Company; (4) unjustly enriching themselves; (5) abusing their control of the Company; (6) grossly mismanaging the Company; and (6) wasting Company assets.

The Company believes that the stockholder failed to make, and was not excused from making, a demand on the Company’s Board to redress these grievances and the Company intends to file a motion to dismiss. The Company further believes that it has meritorious defenses to some or all of the claims of the Cascado Derivative Action as filed, and intends to file a motion to dismiss based on these grounds.  The Company is unable to reasonably estimate its exposure for the Cascado Derivative Action.

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

We cannot predict the scope, timing, or outcome of the investigations, nor can we predict what impact, if any, these matters may have on our Company’s business, financial condition, results of operations, and statement of cash flow.

We may not be able to resolve the investigations by the United States Attorney’s Office and by the Securities and Exchange Commission in a manner favorable to the Company.  We cannot predict whether the reserves we have taken will be adequate to cover any potential fines, penalties or other payments as part of a resolution of the investigations.

We cannot predict the scope, timing, or outcomes of the USAO and SEC investigations, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government contracts, and other remedies and sanctions, and whether we will be able to resolve the investigations in a manner favorable to the Company.

For the six months ended June 30, 2011 we have accrued a total of $2.2 million for the possible resolution of the investigations. This is the amount that we can reasonably estimate now, but there can be no guarantee that this amount will be sufficient to satisfy any fines, penalties or other payments or costs, that might be imposed on us, in addition to any prejudgment interest on such payments.

Our revenues from certain key customers have been declining and there is no guarantee that we will be able to replace it.

For the past several years, one or more customers usually accounted for 10% or more of our total revenues during each fiscal quarter and for each fiscal year. For the three months ended June 30, 2011, we did not have any customers who accounted for 10% or more of our total revenues.

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

We hired a new Vice President of North America Sales in January, 2011. From June 30, 2010 through the present, we have replaced most of our sales team. We believe that the composition of our new sales team is stronger and that we are better positioned for growth. However, it takes time and resources to train new salespeople. The new salespeople also need time to learn our products and to develop new accounts and close sales. There can be no assurances that the new salespeople will be able to learn to sell our products or develop accounts and close sales. We also cannot guarantee that we will be able to recruit all of the salespeople we believe we need.

We have had eight consecutive quarters of losses and there is no guarantee that we will return to profitability.

We have incurred losses in each of the last eight quarters. While we have taken steps to try reduce or eliminate the losses – such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products – there is no guarantee that we will be successful and return to profitability. As of June 30, 2011, we had over $38 million in cash, cash equivalents and marketable securities, and we have had positive cash flows from operations for the six months ended June 30, 2011.

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of June 30, 2011, we had outstanding options to purchase 14,211,733 shares of our common stock, and we had an aggregate of 599,502 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $4.96 per share. We also had 547,879 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted (excluding an additional 2,116,843 shares of common stock reserved for issuance under the 2006 Plan as of July 1, 2011.). In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (2) Share-Based Payment Arrangements to our unaudited condensed consolidated financial statements.

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

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended June 30, 2011, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $2.39 and $4.91. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results;

•	failure to meet financial estimates;

•	changes in market valuations of other technology companies, particularly those in the network storage software market;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of one or more key OEM customers;

•	departures of key personnel; and

•	the government investigations.

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

Effective August 1, 2011, the Company modified the operating lease covering its corporate office facility so that it now expires in February 2017.  The Company has the option to terminate the lease as of the last date of each month between August 31, 2013 and February 28, 2014, on nine months’ prior written notice. Refer to Note (9) Commitments and Contingencies to our unaudited condensed consolidated financial statements.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

99.1	Modification of Lease Agreement dated July 29, 2011

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – June 30, 2011 and December 31, 2010.
(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Six Months Ended June 30, 2011 and 2010.
(iii)	unaudited Condensed Consolidated Statement of Cash Flows – Three and Six Months Ended June 30, 2011 and 2010.
(iv)	Notes to unaudited Condensed Consolidated Financial Statements – June 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ James Weber
James Weber
Chief Financial Officer, Vice President of Operations and Treasurer (principal financial and accounting officer)

Date: August 9, 2011