Form 10-Q
period 2011-09-30
FALCONSTOR SOFTWARE INC
filed 2011-11-08
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number 000-23970

FALCONSTOR SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0216135
(State of Incorporation)	(I.R.S. Employer Identification No.)

2 Huntington Quadrangle
Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  631-777-5188

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes Ö   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes Ö   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ______   Accelerated Filer     √           Non-Accelerated Filer ______ Smaller Reporting Company ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No √

The number of shares of Common Stock outstanding as of October 31, 2011 was 46,882,234.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

Index

PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$16,361,604	$17,842,555
Marketable securities	20,230,823	18,903,635
Accounts receivable, net of allowances of $2,026,620 and
$3,242,458, respectively	13,392,589	23,286,660
Prepaid expenses and other current assets	1,381,887	1,190,531
Inventory	1,413,953	1,409,659
Income tax receivable	431,572	385,682
Total current assets	53,212,428	63,018,722

Property and equipment, net of accumulated depreciation of
$22,189,682 and $19,468,420, respectively	4,499,934	5,796,013
Long-term marketable securities	619,834	578,643
Deferred tax assets, net	220,285	235,197
Other assets, net	3,160,041	2,379,225
Goodwill	4,150,339	4,150,339
Other intangible assets, net	200,980	387,222

Total assets	$66,063,841	$76,545,361

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,724,583	$1,455,013
Accrued expenses	9,358,981	9,109,424
Deferred revenue, net	17,748,411	16,979,455
Total current liabilities	28,831,975	27,543,892

Other long-term liabilities	2,599,108	2,507,169
Deferred revenue, net	7,240,071	6,555,437

Total liabilities	38,671,154	36,606,498

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized	-	-
Common stock - $.001 par value, 100,000,000 shares authorized,
54,887,299 and 54,147,234 shares issued, respectively and 46,882,064
and 46,141,999 shares outstanding, respectively	54,887	54,147
Additional paid-in capital	155,836,039	150,884,184
Accumulated deficit	(79,810,994)	(62,557,515)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,770,906)	(1,525,614)

Total stockholders' equity	27,392,687	39,938,863
Total liabilities and stockholders' equity	$66,063,841	$76,545,361

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Product revenues	$10,176,275	$11,366,493	$33,045,050	$33,382,701
Support and services revenues	8,680,115	7,609,339	24,398,610	22,983,495
Total revenues	18,856,390	18,975,832	57,443,660	56,366,196
Cost of revenues: Product	1,467,141	2,120,727	5,456,186	6,179,952
Support and service	3,585,550	3,104,108	10,688,347	10,020,153
Total cost of revenues	5,052,691	5,224,835	16,144,533	16,200,105
Gross profit	$13,803,699	$13,750,997	$41,299,127	$40,166,091

Operating expenses:
Research and development costs	4,787,109	6,445,992	15,572,227	20,211,811
Selling and marketing	9,878,069	9,724,007	28,873,468	31,165,975
General and administrative	2,904,767	2,403,954	8,463,762	7,217,428
Investigation costs	531,507	-	4,331,298	-
Restructuring costs	822,320	-	822,320	-
Total operating expenses	18,923,772	18,573,953	58,063,075	58,595,214
Operating loss	(5,120,073)	(4,822,956)	(16,763,948)	(18,429,123)
Interest and other (loss) income, net	(71,266)	205,518	379,690	103,077

Loss before income taxes	(5,191,339)	(4,617,438)	(16,384,258)	(18,326,046)

Provision for income taxes	206,837	21,799,389	869,221	16,996,344

Net loss	$(5,398,176)	$(26,416,827)	$(17,253,479)	$(35,322,390)

Basic net loss per share	$(0.12)	$(0.58)	$(0.37)	$(0.78)

Diluted net loss per share	$(0.12)	$(0.58)	$(0.37)	$(0.78)

Weighted average basic shares outstanding	46,779,040	45,836,621	46,563,004	45,367,998

Weighted average diluted shares outstanding	46,779,040	45,836,621	46,563,004	45,367,998

See accompanying notes to unaudited condensed consolidated financial statements

Index
FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(17,253,479)	$(35,322,390)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	3,195,073	4,354,931
Share-based payment compensation	4,059,643	6,393,806
Non-cash professional services expenses	32,235	776,811
Realized loss (gain) on marketable securities	-	(7,319)
Deferred tax asset valuation allowance	-	16,278,521
Provision for returns and doubtful accounts	223,751	2,281,695
Deferred income tax provision	14,912	(2,348,722)
Changes in operating assets and liabilities:
Accounts receivable	9,697,385	3,479,636
Prepaid expenses and other current assets	(45,891)	(23,459)
Income tax receivable	(195,009)	315,734
Inventory	(4,294)	(1,720,315)
Other assets	55,014	156,791
Accounts payable	272,517	(374,066)
Accrued expenses and other liabilities	227,184	1,609,415
Deferred revenue	1,405,560	(1,737,518)

Net cash provided by (used in) operating activities	1,684,601	(5,886,449)

Cash flows from investing activities:
Sales of marketable securities	17,558,993	18,956,114
Purchases of marketable securities	(18,899,974)	(18,052,117)
Purchases of property and equipment	(1,527,048)	(2,024,786)
Capitalized software development costs	(849,922)	-
Security deposits	(8,522)	9,081
Purchase of intangible assets	(107,970)	(81,688)

Net cash used in investing activities	(3,834,443)	(1,193,396)

Cash flows from financing activities:
Proceeds from exercise of stock options	860,714	378,559

Net cash provided by financing activities	860,714	378,559

Effect of exchange rate changes on cash and cash equivalents	(191,823)	(243,210)

Net decrease in cash and cash equivalents	(1,480,951)	(6,944,496)

Cash and cash equivalents, beginning of period	17,842,555	15,752,528

Cash and cash equivalents, end of period	$16,361,604	$8,808,032

Cash paid for income taxes	$449,583	$79,441

The Company did not pay any interest for the nine months ended September 30, 2011 and 2010.

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

The financial market volatility, both in the U.S. and in many other countries where the Company operates, has impacted and may continue to impact the Company’s business. Such conditions could have a material impact to the Company’s significant accounting estimates discussed above, in particular those concerning accounts receivable allowances, cost-based investments, marketable securities and the recoverability of deferred tax assets.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2011, and the results of its operations for the three and nine months ended September 30, 2011 and 2010. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

(e) Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of September 30, 2011, the Company’s cash equivalents consisted of money market funds. As of December 31, 2010, the Company’s cash equivalents consisted of money market funds and government securities. At September 30, 2011 and December 31, 2010, the fair value of the Company’s cash equivalents amounted to approximately $8.2 million and $14.1 million, respectively. As of September 30, 2011 and December 31, 2010, the Company’s marketable securities consisted of corporate bonds, auction rate securities, and government securities. As of September 30, 2011 and December 31, 2010, the fair value of the Company’s current marketable securities was approximately $20.2 million and $18.9 million, respectively. In addition, as of both September 30, 2011 and December 31, 2010, the Company had an additional $0.6 million of long-term marketable securities that required a higher level of judgment to determine the fair value. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded within interest and other loss, net in the condensed consolidated statement of operations. See Note (5) Marketable Securities for additional information.

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

As of both September 30, 2011 and December 31, 2010, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated carrying value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

 (g) Revenue Recognition

The Company derives its revenue from sales of its products and services. Product revenue consists of the Company’s software integrated with industry standard hardware and sold as complete turn-key integrated solutions. Product revenue also consists of stand-alone software applications. Support and services revenue consists of both maintenance revenues and professional services revenues. Revenue is recorded net of applicable sales taxes.

In accordance with the authoritative guidance issued by the FASB on revenue recognition, the Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, the fee is fixed and determinable, the product is delivered, and collection of the resulting receivable is deemed probable. Products delivered to a customer on a trial basis are not recognized as revenue until a permanent key code is delivered to the customer. Reseller customers typically send the Company a purchase order when they have an end user identified. For bundled arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of product revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon vendor-specific objective evidence (“VSOE”) of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as product revenue. The long-term portion of deferred revenue relates to maintenance contracts with terms in excess of one year. The Company provides an allowance for product returns as a reduction of revenue, based upon historical experience and known or expected trends.

Index

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

 (h)           Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). For the three months ended September 30, 2011 and 2010, depreciation expense was $889,805 and $1,103,009, respectively. For the nine months ended September 30, 2011 and 2010, depreciation expense was $2,818,692 and $3,513,593, respectively Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

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

For the three months ended September 30, 2011 and 2010, amortization expense was $33,456 and $140,954, respectively. For the nine months ended September 30, 2011 and 2010, amortization expense was $294,211 and $429,635, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of September 30, 2011 and December 31, 2010 are as follows:

	September 30,	December 31,
	2011	2010
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,007,024	$2,899,055
Accumulated amortization	(2,806,044)	(2,511,833)
Net carrying amount	$200,980	$387,222

Index

(j) Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current revenue of the related products to total current and anticipated future revenue of these products. During the three and nine months ended September 30, 2011 the Company capitalized approximately $150,000 and $850,000, respectively, related to software development projects. The Company did not capitalize any software development costs during the same periods in 2010. During the three months ended September 30, 2011 and 2010, the Company recorded $47,742 and $6,725, respectively, of amortization expense related to capitalized software costs. During the nine months ended September 30, 2011 and 2010, the Company recorded $82,170 and $20,175, respectively, of amortization expense related to capitalized software costs.

Purchased software technology is included in “other assets” in the condensed consolidated balance sheets. As of December, 31, 2010, purchased software technology has been fully amortized. Amortization expense was $124,028 and $391,528 for the three and nine months ended September 30, 2010, respectively. Amortization of purchased software technology is recorded at the greater of the straight-line basis over the product’s estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

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

Index

(m) Share-Based Payments

The Company accounts for share-based payments in accordance with the authoritative guidance issued by the FASB on share-based compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of estimated forfeitures. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. All share-based awards are expected to be fulfilled with new shares of common stock. See Note (2) Share-Based Payment Arrangements for additional information.

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

During the three months ended September 30, 2011 and 2010, foreign currency transactional (loss) gain totaled approximately ($111,000) and $107,000, respectively. During the nine months ended September 30, 2011 and 2010, foreign currency transactional gain (loss) totaled approximately $230,000 and ($176,000), respectively. The aforementioned foreign currency transactional results are net of the foreign currency forward contracts utilized by the Company as part of the management program to reduce the volatility in earnings caused by exchange rate fluctuations.  See Note (7) Derivative Financial Instruments for additional information.

(o) Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and restricted stock unit awards outstanding. Due to the net loss for both the three and nine months ended September 30, 2011 and 2010, all common stock equivalents, totaling 14,389,328 and 13,066,077, respectively, were excluded from diluted net loss per share because they were anti-dilutive.

Index

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(5,398,176)	46,779,040	$(0.12)	$(26,416,827)	45,836,621	$(0.58)

Effect of dilutive securities:
Stock options and
restricted stock		-			-

Diluted EPS	$(5,398,176)	46,779,040	$(0.12)	$(26,416,827)	45,836,621	$(0.58)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(17,253,479)	46,563,004	$(0.37)	$(35,322,390)	45,367,998	$(0.78)

Effect of dilutive securities:
Stock options and
restricted stock		-			-

Diluted EPS	$(17,253,479)	46,563,004	$(0.37)	$(35,322,390)	45,367,998	$(0.78)

(p)  Investments

As of both September 30, 2011 and December 31, 2010, the Company maintained certain cost-method investments aggregating $973,965, which are included within other assets, net in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2011 and 2010, the Company did not recognize any impairment charges related to any of its cost-method investments.

(q) Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

 (r) New Accounting Pronouncements

In September 2011, the FASB issued guidance for intangibles – goodwill and other, related to goodwill impairment guidance. The guidance gives an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing all events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the performance of the existing two-step impairment test is unnecessary. The guidance will be effective for the Company for annual periods beginning after December 15, 2011. The Company does not anticipate that these changes will have a significant impact on its condensed consolidated financial statements and disclosures.

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

Index

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

On July 1, 2011, the total shares available for issuance under the FalconStor Software, Inc., 2006 Incentive Stock Plan (the “2006 Plan”) totaled 2,334,722. Pursuant to the 2006 Plan, if, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2006 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2011, the number of outstanding shares of the Company’s common stock totaled 46,694,436. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 2,116,843 shares from 217,879 to 2,334,722 shares available for issuance as of July 1, 2011.

The following table summarizes the plans under which the Company was able to grant equity compensation as of September 30, 2011:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares

FalconStor Software, Inc., 2006 Incentive	12,044,957	2,363,581	7,626,237	May 17, 2016
Stock Plan

FalconStor Software, Inc., 2010 Outside	400,000	330,000	63,400	May 8, 2020
Directors Equity Compensation Plan

Index

The following table summarizes the Company incentive plans that have expired but that still have equity awards outstanding as of September 30, 2011:

	Shares Available	Shares
Name of Plan	for Grant	Outstanding
FalconStor Software, Inc., 2000 Stock Option Plan	--	4,930,591
1994 Outside Directors Stock Option Plan	--	110,500
2004 Outside Directors Stock Option Plan	--	250,000
FalconStor Software, Inc., 2007 Outside Directors Equity	--	188,600
Compensation Plan
Stand-Alone Stock Option Agreement between	--	1,220,000
the Company and James P. McNiel

All options granted under the Company’s equity plans have terms of ten years.

The following table summarizes stock option activity during the nine months ended September 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2010	12,192,884	$5.58

Granted	725,000	$3.66
Exercised	(159,355)	$2.93
Canceled	(234,653)	$6.45
Forfeited	(355,226)	$3.82

Options Outstanding at March 31, 2011	12,168,650	$5.53	5.99	$8,620,896

Granted	2,436,500	$3.68
Exercised	(35,640)	$2.40
Canceled	(122,357)	$10.55
Forfeited	(235,420)	$6.31

Options Outstanding at June 30, 2011	14,211,733	$5.17	6.51	$9,999,450

Granted	167,500	$3.44
Exercised	(124,598)	$2.47
Canceled	(41,910)	$9.85
Forfeited	(377,369)	$5.49

Options Outstanding at September 30, 2011	13,835,356	$5.15	6.34	$1,249,401

Options Exercisable at September 30, 2011	8,148,509	$6.33	4.50	$806,078

Index

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the three months ended September 30, 2011 and 2010 was $307,940 and $129,216, respectively. The total cash received from stock option exercises for the nine months ended September 30, 2011 and 2010 was $860,714 and $378,559, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2011 and 2010 was $91,139 and $296,722 respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2010 was $405,961 and $2,712,673, respectively.

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations:

	Three months ended September 30,
	2011	2010
Cost of revenues - Product	$1,169	$9,755
Cost of revenues - Support and Service	111,830	277,839
Research and development costs	235,782	680,179
Selling and marketing	585,814	978,559
General and administrative	501,983	251,615

	$1,436,578	$2,197,947

	Nine months ended September 30,
	2011	2010
Cost of revenues - Product	$2,641	$23,696
Cost of revenues - Support and Service	385,032	887,930
Research and development costs	1,044,193	2,480,509
Selling and marketing	1,471,093	2,875,275
General and administrative	1,188,919	903,207

	$4,091,878	$7,170,617

Index

The Company has the ability to issue both restricted stock and restricted stock units. The fair value of the restricted stock awards and restricted stock units are expensed at either (i) the fair value per share at date of grant (directors, officers and employees), or (ii) the fair value per share as of each reporting period (non-employee consultants). A summary of the total stock-based compensation expense related to restricted stock awards and restricted stock units, which is included in the Company’s total share-based compensation expense for each respective period, is as follows:

	Three months ended September 30,
	2011	2010
Directors, officers and employees	$384,578	$673,891
Non-employee consultants	-	159,263

	$384,578	$833,154

	Nine months ended September 30,
	2011	2010
Directors, officers and employees	$1,106,076	$2,106,285
Non-employee consultants	21,882	759,603

	$1,127,958	$2,865,888

As of September 30, 2011, an aggregate of 2,821,054 shares of restricted stock had been issued, of which, 1,836,769 had vested and 444,645 had been canceled. As of September 30, 2010, an aggregate of 2,637,389 shares of restricted stock had been issued, of which, 1,374,572 had vested and 413,886 had been canceled.

As of September 30, 2011, an aggregate of 90,412 restricted stock units had been issued, of which 73,580 had vested and 2,500 had been canceled. As of September 30, 2010, an aggregate of 90,412 restricted stock units had been issued, of which 43,795 had vested and 1,382 had been canceled.

The following table summarizes restricted stock and restricted stock units activity during the nine months ended September 30, 2011:

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2010	839,422

Granted	90,000
Vested	(293,225)
Forfeited	(25,755)

Non-Vested at March 31, 2011	610,442

Granted	54,682
Vested	(64,217)
Forfeited	(1,405)

Non-Vested at June 30, 2011	599,502

Granted	17,500
Vested	(63,030)
Forfeited	0

Non-Vested at September 30, 2011	553,972

Index

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the three months ended September 30, 2011 and 2010 was $254,335 and $677,307, respectively. The total intrinsic value of restricted stock for which the restrictions lapsed during the nine months ended September 30, 2011 and 2010 was $1,889,847 and $2,745,484, respectively.

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

	Three months ended September 30,
	2011	2010
Non-qualified stock options	$(93,836)	$41,981
Restricted stock awards	-	159,263

	$(93,836)	$201,244

	Nine months ended September 30,
	2011	2010
Non-qualified stock options	$10,353	$17,208
Restricted stock awards	21,882	759,603

	$32,235	$776,811

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

As of September 30, 2011, there was approximately $8,602,654 of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s equity plans.

 (3) Income Taxes

The Company’s provision for income taxes consists of federal, state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.  The Company’s 2011 annual effective tax rate (excluding discrete items) is estimated to be approximately (5.6%) based upon its anticipated results both in the U.S. and in its foreign subsidiaries.

Index

For the nine months ended September 30, 2011, the Company recorded an income tax provision of $0.9 million on its pre-tax loss of $16.4 million, consisting of primarily state and local and foreign taxes. During the third quarter of 2010, the Company concluded that its domestic deferred tax assets were no longer realizable on a more-likely-than-not basis and, therefore, recorded a full valuation allowance against its domestic deferred tax assets. During the nine months ended September 30, 2011, the Company’s conclusion did not change with respect to its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2011estimated annual effective tax rate. As of September 30, 2011, the valuation allowance totaled approximately $32.6 million. In addition, the Company also recorded an accrual for certain legal matters during the nine months ended September 30, 2011 which the Company believes will be non-deductible for US income tax purposes. The tax impact related to this accrual was recorded as a discrete item during the nine months ended September 30, 2011.

For the nine months ended September 30, 2010, the Company recorded an income tax provision of $17.0 million. During the third quarter of 2010, the Company concluded that it could no longer realize its domestic deferred tax assets on a more-likely-than-not basis. As a result, the income tax provision for the nine months ended September 30, 2010 did not provide for any tax benefit for the then current year domestic pre-tax loss and included a discrete item of $16.2 million related to an increase in a valuation allowance for the deferred tax assets previously recognized.

The Company’s total unrecognized tax benefits as of September 30, 2011 and December 31, 2010 were approximately $5.4 million and $5.2 million, respectively, which if recognized, would affect the Company’s effective tax rate. As of September 30, 2011 and December 31, 2010, the Company recorded an aggregate of approximately $207,000 and $114,000, respectively, of accrued interest and penalties.

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

 Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at September 30, 2011 and December 31, 2010 totaled $8.2 million and $13.7 million, respectively, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes government securities and corporate debt securities, which at September 30, 2011 and December 31, 2010 totaled $20.2 million and $19.3 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

Index

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes auction rate securities, which at September 30, 2011 and December 31, 2010 totaled $0.6 million, which are included within long-term marketable securities in the condensed consolidated balance sheets.

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

As of each September 30, 2011 and December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. Over the past three years, the auction events for most of these instruments failed and, therefore, the Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

As of September 30, 2011, the Company recorded a cumulative temporary decline in fair value of approximately $80,000 in accumulated other comprehensive loss. As of December 31, 2010, the Company recorded a cumulative temporary decline in fair value of approximately $121,000 in accumulated other comprehensive loss. During the fourth quarter of 2010, $700,000 of the Company’s auction rate securities were called by the issuer at par value. The Company believes that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, the Company will record a charge to earnings in the period of determination.

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

Index

Items Measured at Fair Value on a Recurring Basis

       The following table presents the Company’s assets that are measured at fair value on a recurring basis at September 30, 2011:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$8,178,594	$8,178,594	$-	$-
Total cash equivalents	8,178,594	8,178,594	-	-
Marketable securities:
Corporate debt and government securities	20,230,823	-	20,230,823	-
Auction rate securities	619,834	-	-	619,834
Total marketable securities	20,850,657	-	20,230,823	619,834

Total assets measured at fair value	$29,029,251	$8,178,594	$20,230,823	$619,834

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2010:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$13,660,139	$13,660,139	$-	$-
Corporate debt and government securities	402,635	-	402,635	-
Total cash equivalents	14,062,774	13,660,139	402,635	-
Marketable securities:
Corporate debt and government securities	18,903,635	-	18,903,635	-
Auction rate securities	578,643	-	-	578,643
Total marketable securities	19,482,278	-	18,903,635	578,643

Total assets measured at fair value	$33,545,052	$13,660,139	$19,306,270	$578,643

The Company’s valuation methodology for auction rate securities includes a discounted cash flow analysis. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of January 1st through September 30th of each of the respective years:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Auction Rate Securities

	September 30, 2011	September 30, 2010
Beginning Balance	$578,643	$1,077,466
Total unrealized gains in accumulated
other comprehensive loss	41,191	9,847
Ending Balance	$619,834	$1,087,313

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

The cost and fair values of the Company’s available-for-sale marketable securities as of September 30, 2011, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)
Auction rate securities	$619,834	$700,000	$(80,166)
Government securities	17,125,130	17,108,928	16,202
Corporate debt securities	3,105,693	3,118,322	(12,629)
	$20,850,657	$20,927,250	$(76,593)

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2010, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)
Auction rate securities	$578,643	$700,000	$(121,357)
Government securities	17,053,041	17,043,856	9,185
Corporate debt securities	1,850,594	1,842,413	8,181
	$19,482,278	$19,586,269	$(103,991)

(6) Inventories

Inventories consist of component materials and finished systems. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. Component material consists of certain key replacement parts for the finished systems. Inventories are as follows:

	September 30,	December 31,
	2011	2010

Component materials	$53,853	$114,893
Finished systems	1,360,100	1,294,766

Total Inventory	$1,413,953	$1,409,659

As of September 30, 2011 and December 31, 2010, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

Index

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

The Company did not utilize foreign currency forward contracts during the nine months ended September 30, 2011, and there were no such contracts outstanding at September 30, 2011 or December 31, 2010. During the three and nine months ended September 30, 2010, the Company recorded approximately ($0.6) million and $0.1 million, respectively, of (losses) gains related to its foreign currency forward contracts.

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

During each of the three and nine months ended September 30, 2011, the Company did not repurchase any shares of its common stock. During each of the three and nine months ended September 30, 2010, the Company did not repurchase any shares of its common stock. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339. As of September 30, 2011, the Company had the authorization to repurchase an additional 5,994,765 shares of its common stock based upon its judgment and market conditions.

Preferred Stock

The Company is authorized to issue two million shares of $0.001 par value Preferred Stock. No preferred stock has been issued or outstanding for any period presented.

 (9) Commitments and Contingencies

As of September 30, 2011, the Company has an operating lease covering its corporate office facility that expires in February 2017. The Company has the option to terminate the lease as of the last date of each month between August 31, 2013 and February 28, 2014, on nine months’ prior written notice. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2011 through 2014. The following is a schedule of future minimum lease payments for all operating leases as of September 30, 2011:

Index

2011	$822,837
2012	2,517,183
2013	1,708,265
2014	1,452,328
2015	1,456,434
Thereafter	1,752,055
$9,709,102

In October 2011, the Company modified the operating lease of one of its foreign facilities which was set to expire in December 2011, so that it now expires in November 2014. As a result of the modification to the operating lease for this foreign facility, the total future minimum lease payments will increase approximately $16,000, $0.1 million, $0.2 million and $0.1 million for each of the years 2011 through 2014, respectively.

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. To date, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. As of September 30, 2011 and December 31, 2010, there were no claims outstanding under such indemnification provisions.

On January 11, 2011, the Company entered into an Employment Agreement (“McNiel Employment Agreement”) with James P. McNiel. Pursuant to the McNiel Employment Agreement, the Company agreed to employ Mr. McNiel as President and Chief Executive Officer of the Company effective January 1, 2011 through December 31, 2013, at an annual salary of $400,000 per annum for calendar years 2011, 2012 and 2013. Pursuant to the McNiel Employment Agreement, Mr. McNiel’s base salary is subject to review annually by the Board of Directors and may be increased but not decreased as determined by the Board of Directors based on job performance. The McNiel Employment Agreement also provides for the grant to Mr. McNiel of options to purchase up to 300,000 shares of the Company’s common stock at an exercise price of $3.22 per share, which vest over a three-year period commencing January 11, 2012 at 33%, 33% and 34% annually. In addition, the McNiel Employment Agreement provides for the grant of 90,000 restricted shares of the Company’s common stock which will vest over a two-year period at 50% and 50% annually commencing January 11, 2012. Mr. McNiel is also entitled to certain other benefits set forth in the McNiel Employment Agreement. The options to purchase 300,000 shares of the Company’s common stock and 90,000 restricted shares of the Company common stock were granted to Mr. McNiel by the Company’s Compensation Committee on January 11, 2011.

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

Index

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

Index

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

Stockholder Litigation

In October 2010, two purported securities class actions (the “Actions”) were filed in the United States District Court for the Eastern District of New York on behalf of purchasers of the common stock of the Company between February 5, 2009 and September 29, 2010. The two Actions contained substantially similar allegations and causes of actions. The complaint in each of the Actions named as defendants the Company and Mr. Huai, as well as Wayne Lam a former officer of the Company and James Weber the Company’s Vice President of Operations and formerly the Chief Financial Officer of the Company. On November 3, 2010, the Actions were consolidated before Judge Edward R. Korman (the combined Actions are referred to as the “Class Action”). On August 29, 2011, the Magistrate Judge assigned to the Action appointed a “lead plaintiff” and “lead counsel” in the Class Action. Objections to the Magistrate Judge’s ruling were rejected by Judge Korman on September 23, 2011. A Consolidated Amended Complaint was filed in the Class Action on November 3, 2011. The Consolidated Amended Complaint names as defendants the Company, Mr. Huai, Mr. Huai’s estate, the executor(s) of Mr. Huai’s estate and Mr. Weber.  Mr. Lam is no longer named as a defendant.  The Consolidated Amended Complaint alleges that the defendants made a series of materially false and misleading statements related to the Company’s business and operations in violation of the Securities Exchange Act of 1934.  The following adverse facts are alleged:  (i) that FalconStor was making improper payments to a material customer; (ii) that the defendants hid this information; (iii) that the end of the payments resulted in a decline in revenues from the customer; and (iv) that because of the decline in business from this customer, the Company could not meet its earnings projections. The plaintiffs seek damages from the defendants. The Company has until December 21, 2011 to answer or move to dismiss the Consolidated Amended Complaint.

Key issues such as whether a class will be certified and, if so, who the members of the class will be and what time period the class will cover, have not yet been determined. The Company believes it has meritorious defenses to some or all of the claims of the Class Action as filed and intends to file a motion to dismiss. The Company is therefore unable to estimate reasonably its exposure for the Class Action.

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

Index

In July 2011, a Company stockholder filed an action in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company, against the Company, each of the Company’s Directors, the Company’s former Directors Patrick B. Carney, Lawrence S. Dolin and Steven Bock, and Mr. Huai (the “Cascado Derivative Action”).  The Cascado Derivative Action alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to properly oversee and manage the Company; (4) unjustly enriching themselves; (5) abusing their control of the Company; (6) grossly mismanaging the Company; and (6) wasting Company assets.

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

In August 2011, the parties to the Walter Derivative Action and the Cascado Derivative Actionentered into a stipulation consolidating the two actions and staying them indefinitely. Under the terms of the stipulation, any party may lift the stay upon thirty days written notice to the other parties.

Counsel for the nominal Plaintiff have indicated that once the stay is lifted, they expect to file an amended complaint. The Company is thus unable to reasonably estimate its exposure for the Derivative Actions.

The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results.

(11) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three and nine months ended September 30, 2011 and 2010, and the location of long-lived assets as of September 30, 2011 and December 31, 2010, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2011	2010	2011	2010

North America	$8,357,359	$9,657,208	$25,168,138	$32,152,702
Asia Pacific	5,927,358	4,385,417	16,914,635	10,577,768
Europe, Middle East, Africa and Other	4,571,673	4,933,207	15,360,887	13,635,726

Total Revenues	$18,856,390	$18,975,832	$57,443,660	$56,366,196

	September 30,	December 31,
Long-lived assets:	2011	2010

North America	$11,310,426	$11,798,121
Asia Pacific	1,198,991	1,340,527
Europe, Middle East, Africa and Other	341,996	387,991

Total long-lived assets	$12,851,413	$13,526,639

For the three months ended September 30, 2011 and 2010, the Company did not have any customers that accounted for 10% or more of total revenues. As of September 30, 2011, the Company did not have any customers that accounted for 10% or more of the accounts receivable balance. As of December 31, 2010, the Company had one customer that accounted for 13% of the accounts receivable balance.

Index

The Company recorded an expense of approximately $0.4 million during the three months ended September 30, 2011attributable to an increase in the Company’s accounts receivable allowances. Due to cash collections of previously reserved accounts receivable balances, a benefit of approximately $0.3 million during the nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, the Company recorded an expense of approximately $0.8 million and an expense of approximately $2.0 million, respectively. These amounts are included within revenues in each respective period in the accompanying condensed consolidated statements of operations.

(12) Restructuring Costs

In July 2011, the Company undertook certain restructuring activities that included a workforce reduction of approximately 25 global positions and the closing of a satellite facility (the “2011 Plan”). These actions were intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy. The total amounts incurred with respect to severance and facilities abandonment under the 2011 Plan were $0.8 million and less than $0.1 million, respectively. Actions under the 2011 Plan were substantially completed by the end of September 30, 2011.

Accrued restructuring costs incurred during the three months ended September 30, 2011 associated with the 2011 Plan are as follows:

	Reconciliation of Aggregate Liability Recorded for
	Restructuring Charges

	June 30,			September 30,
	2011	Provisions	Payments	2011

Severance related charges	$-	$784,520	$673,406	$111,114
Facility abandonment charges	$-	$37,800	$-	$37,800

Total Restructuring Charges	$-	$822,320	$673,406	$148,914

Both the severance related liabilities and facility abandonment liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses to the 2011 Plan are included within “restructuring costs” in the accompanying condensed consolidated statements of operations. The accrued payments remaining as of September 30, 2011 are expected to be paid at various times through June 2012.

(13) Subsequent Events

On November 7, 2011, the Company announced the hiring of several senior level employees as part of the Company’s realignment of its management structure to better suit the Company’s strategic plans. Among the hires announced was Bryan Urquhart, who became the Company’s Vice President and Chief Financial Officer on November 3, 2011. Mr. Urquhart is an Executive Officer of the Company and will become the Company’s Principal Accounting and Financial Officer on November 10, 2011. Jim Weber will continue to serve as the Company’s Vice President of Operations.

Index

Mr. Urquhart is an employee at will. The Company has agreed to pay him an annual salary of $285,000. In addition, on November 7, 2011, Mr. Urquhart was granted options to purchase 300,000 shares of the Company’s common stock. These options vest 33%, 33% and 34% on each of the three anniversaries commencing one year from the date of grant. In addition, the Company agreed to recommend to the Compensation Committee of its Board of Directors that Mr. Urquhart receive grants of options to purchase 50,000 shares of the Company’s common stock in each of the next two years following the first anniversary of his employment. Mr. Urquhart was also included in the Company’s Key Executive Severance Protection Plan, which would provide him with certain payments and benefits if his position changed following a change in control of the Company. Mr. Urquhart is also entitled to the standard benefits available to other Company executive officers.

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

OVERVIEW

During the third quarter, we implemented staffing changes based on our evaluation of which current and potential products and services, and which regions, offered the greatest opportunities for growth and profits. We made cuts in those areas that do not appear to have good potential for growth and profits and we reallocated some of those resources to the products, services and regions with the most potential.  In total, we eliminate twenty five positions worldwide. We also closed a satellite development location in California, where some of those resources had been located.  These cuts resulted in a charge in the quarter, but will lead to future cost savings.

Even though we have made a concerted effort to reduce our expenses, we will continue to invest in our business for long-term growth in all appropriate areas. We will continue to evaluate our products and our operations, and we may make further cuts or add positions as appropriate.

The investigations by the United States Attorney’s Office for the Eastern District of New York and by the Securities and Exchange Commission continue to cause distraction to our efforts to promote, market and sell our goods and services. We cannot predict how long these investigations, or the stockholder lawsuits that have been filed, will last, or what the outcomes will be. The investigations and the lawsuits are more fully described in Part II, Item 1 – Legal Proceedings of this 10-Q filing. In addition, these legal matters have, and could continue to, negatively impact the perception that customers or potential customers have of our Company. This has a negative impact on revenues. We have also incurred, and will continue to incur, significant expenses, and we have made accruals for costs of the investigation. At September 30, 2011, our cash, cash equivalents and marketable securities totaled approximately $37.2 million.

Our results for the third quarter of 2011 were negatively impacted by the economic climate in Europe. As we expected, our revenues from our OEM partners continued to decline, decreasing 23% from the third quarter of 2010.  Unfortunately, revenues from our FalconStor-branded (non-OEM) products did not keep pace with this decline.  Revenues from our non-OEM products declined 7% from the same period in 2010. This decline was primarily  attributable to the decline in revenues in Europe. Overall, product revenues declined 10%.

Total revenues for the third quarter of 2011 were essentially flat (less than 1% decline) with revenues from the third quarter of 2010 going from $19.0 million to $18.9 million in 2011. Total revenues for the first nine months of 2011 were also essentially flat (a 2% increase), going from $56.4 million in 2010 to $57.4 million in 2011.

Overall, non-OEMs contributed 83% of our product revenues in the third quarter of 2011and OEMs contributed 17%. No customer contributed 10% or more of our revenues for the third quarter of 2011.

Our net loss for the third quarter of 2011 was $5.4 million. Of this amount, $1.4 million was related to costs associated with the investigations and the restructuring. It is difficult to compare this number on a year over year basis, because in the third quarter of 2010, our net loss included a $21.8 million provision for income taxes.

Index

Because our net results are subject to fluctuation for reasons such as the third quarter 2010 income tax provision of $21.8 million, we believe results from operations is a better measure of our performance. Our loss from operations was $5.1 million in the third quarter of 2011, including the $1.4 million in investigation-related costs and restructuring cost. We are never happy with a loss, but the loss from operations for the third quarter of 2011, net of the investigation-related and restructuring costs, was over $1.0 million, or 22%, lower than our loss from operations for the third quarter of 2010.  We believe that this shows that we are moving in the right direction.

Operating expenses for the third quarter of 2011 increased by $350,000, or less than 2%, compared with the third quarter of 2010. Operating expenses include $1.3 million and $1.9 million in stock-based compensation expense for the third quarters of 2011 and 2010, respectively. We believe this increase of less than 2%, even after the $1.4 million of investigation-related costs and restructuring costs, shows that we have been managing our expenses more carefully.

We had negative cash flows from operations for the third quarter of 2011 of $0.7 million, however, for the nine months ended September 30, 2011, cash flows from operations totaled $1.7 million.

Deferred revenue at September 30, 2011 increased 22%, compared with the balance at September 30, 2010, and increased 6% when compared with the balance at December 31, 2010.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2010.

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

Total revenues for the three months ended September 30, 2011 decreased less than 1% to $18.9 million, compared with $19.0 million for the three months ended September 30, 2010. During the three months ended September 30, 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 global positions from various departments and a satellite facility. The restructuring charges totaled approximately $0.8 million and have been segregated from each of the respective expense line items and are included within “restructuring costs” in our unaudited condensed consolidated statement of operations. Our cost of revenues decreased 3% to $5.1 million for the three months ended September 30, 2011, compared with $5.2 million for the three months ended September 30, 2010. Included in our cost of revenues for the three months ended September 30, 2011 and 2010 was $0.1 million and $0.3 million, respectively, of share-based compensation expense. Our operating expenses increased 2% from $18.6 million for the three months ended September 30, 2010 to $18.9 million for the three months ended September 30, 2011. Included in the operating results for the three months ended September 30, 2011 was (i) $0.8 million of restructuring costs, and (ii) $0.5 million of costs associated with legal fees related to the ongoing government investigations that commenced during the second half of 2010. In addition, included in our operating expenses for the three months ended September 30, 2011 and 2010 was $1.3 million and $1.9 million, respectively, of share-based compensation expense. Net loss for the three months ended September 30, 2011 was $5.4 million, compared with a net loss of $26.4 million for the three months ended September 30, 2010. Included in our net loss for the three months ended September 30, 2011 was an income tax provision of $0.2 million, compared with an income tax provision of $21.8 million for the three months ended September 30, 2010. The income tax provision of $0.2 million was primarily attributable to the impact of our estimated full year effective tax rate on our pre-tax losses for the three months ended September 30, 2011. The income tax provision of $21.8 million recorded during the three months ended September 30, 2010, was the result of a full valuation allowance recorded on substantially all of our existing domestic deferred tax assets as a result of our inability to utilize our deferred tax assets on a more-likely-than-not basis in future periods.

Index

Overall, our total revenues remained relatively flat for the three months ended September 30, 2011, compared with the same period in 2010. In total, our product revenues decreased 10%, as a result of decreased product revenues from both our non-OEM partners and OEM partners of 7% and 23%, respectively, for the three months ended September 30, 2011, as compared with the same period in 2010. The decrease in our non-OEM product revenues was primarily attributable to the ongoing uncertainties and disruptions in the overall European economy which resulted in lower than anticipated product revenues contribution from that region. In addition, as anticipated, our OEM product revenues continued to decline, as a result of merger and acquisition activity involving some of our historically major OEM partners that began in 2009, which we have previously reported. We do not anticipate that any of our OEM partners will contribute over 10% of our annual revenues for the foreseeable future. However, because of our well-established installed customer base, our support revenues derived from maintenance agreements continued to grow and have not been as significantly impacted by the disruptions in our OEM business.

Overall, our total operating expenses increased $0.3 million, or 2%, as a result of our restructuring costs of $0.8 million, and investigation costs of $0.5 million associated with the ongoing government investigations that we incurred during the three months ended September 30, 2011. Excluding the restructuring costs and investigation costs previously mentioned, our operating expenses continue to decrease due to a change in the mix of our headcount as we continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook. Our worldwide headcount was 488 employees as of September 30, 2011, compared with 512 employees as of September 30, 2010.

Revenues

	Three months ended September 30,
	2011	2010
Revenues:
Product revenue	$10,176,275	$11,366,493
Support and services revenue	8,680,115	7,609,339

Total Revenues	$18,856,390	$18,975,832

Year-over-year percentage growth
Product revenue	-10%	-21%
Support and services revenue	14%	7%

Total percentage growth	-1%	-12%

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

Index

Product revenue decreased 10% from $11.4 million for the three months ended September 30, 2010 to $10.2 million for the three months ended September 30, 2011. These amounts are net of an expense of $0.3 million recognized during the three months ended September 30, 2011, as compared with an expense of $0.8 million in the same period in 2010, resulting from the impact of our required reserves on our accounts receivable. Product revenue represented 54% and 60% of our total revenues for the three months ended September 30, 2011 and 2010, respectively. Overall, during the three months ended September 30, 2011, product revenue from both our non-OEM partners and our OEM partners decreased 7% and 23%, respectively, compared with the same period in 2010. The decrease in our non-OEM product revenues was primarily attributable to the ongoing uncertainties and disruptions in the overall European economy which resulted in lower than anticipated product revenue contribution from that region. Additionally, as anticipated, our OEM product revenues continued to decline, as a result of merger and acquisition activity involving some of our historically major OEM partners that began in 2009 and which we have previously reported. We do not anticipate that any of our OEM partners will contribute over 10% of our annual revenues for the foreseeable future. Product revenue from our non-OEM partners represented 83% and 81% of our total product revenue for the three months ended September 30, 2011 and 2010, respectively. Product revenue from our OEM partners represented 17% and 19% of our total product revenue for the three months ended September 30, 2011 and 2010, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

Support and services revenue is comprised of (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Revenue from engineering services is primarily related to customizing software product masters for some of our OEM partners. Revenue from engineering services is recognized in the period in which the services are completed. Support and services revenue increased 14% from $7.6 million for the three months ended September 30, 2010 to $8.7 million for the three months ended September 30, 2011.

The increase in support and services revenue was primarily attributable to maintenance and technical support services, which increased from $7.0 million for the three months ended September 30, 2010 to $7.9 million for the same period in 2011. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire.

Professional services revenues increased from $0.7 million for the three months ended September 30, 2010 to $0.8 million for the same period in 2011. The professional services revenue varies from period to period based upon (i) the number of integrated solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that were completed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our integrated solutions.

Index

Cost of Revenues

	Three months ended September 30,
	2011	2010
Cost of revenues:
Product	$1,467,141	$2,120,727
Support and service	3,585,550	3,104,108
Total cost of revenues	$5,052,691	$5,224,835

Total Gross Profit	$13,803,699	$13,750,997

Gross Margin:
Product	86%	81%
Support and service	59%	59%
Total gross margin	73%	72%

Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of purchased and capitalized software, shipping and logistics costs, and share-based compensation expense. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, and share-based compensation expense. Cost of product revenue for the three months ended September 30, 2011 decreased $0.7 million, or 31%, to $1.5 million compared with $2.1 million for the same period in 2010. The decrease in cost of product revenue was primarily attributable to (i) decreased hardware and shipping costs as the result of the 10% decline in product revenues, and (ii) decreased amortization of purchased software costs during the three months ended September 30, 2011 as compared with the same period in 2010. Our cost of support and service revenues for the three months ended September 30, 2011 increased $0.5 million, or 16% to $3.6 million compared with $3.1 million for the same period in 2010. The increase in cost of support and service revenue is primarily related to costs associated with the hiring of management for both our support and services divisions, specifically a senior executive of world-wide support during the second quarter of 2011, as well as an overall change in the mix of our headcount within support and services as compared with the same period in 2010.

Total gross profit remained consistent at $13.8 million for each of the three months ended September 30, 2011 and 2010. Total gross margin increased to 73% for the three months ended September 30, 2011 from 72% for the same period in 2010. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of total revenue for both the three months ended September 30, 2011 and September 30, 2010. Share-based compensation expense included in the cost of support and service revenue decreased to $0.1 million from $0.3 million for the three months ended September 30, 2011 and September 30, 2010, respectively. Share-based compensation expense related to cost of support and service revenue was equal to 1% of total revenue for both the three months ended September 30, 2011 and September 30, 2010.

Index

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development personnel, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $1.7 million, or 26%, to $4.8 million for the three months ended September 30, 2011 from $6.4 million in the same period in 2010. The decrease in research and development costs was primarily the result of (i) a decline in salary and personnel costs, including share-based compensation expenses, as a result of lower research and development headcount, and (ii) the capitalization of approximately $0.1 million of costs associated with software development. We believe we continued to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $0.2 million from $0.7 million for the three months ended September 30, 2011 and September 30, 2010, respectively. Share-based compensation expense included in research and development costs was equal to 1% and 4% of total revenue for the three months ended September 30, 2011 and 2010, respectively.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased $0.2 million, or 2%, to $9.9 million for the three months ended September 30, 2011 from $9.7 million for the same period in 2010. The increase in selling and marketing expenses was primarily due to the costs associated with the recruitment and hiring of (i) additional sales management in our international locations, and (ii) costs related to an increase in the number of sales and sales support personnel within North America as compared with the same period in 2010. This increase was completed during the second quarter of 2011, in connection with finalizing our transition of the North American sales force. Share-based compensation expense included in selling and marketing decreased to $0.6 million from $1.0 million for the three months ended September 30, 2011 and 2010, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 3% and 5% of total revenue for the three months ended September 30, 2011 and 2010, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased $0.5 million, or 21%, to $2.9 million for the three months ended September 30, 2011 from $2.4 million for the same period in 2010. The overall increase within general and administrative expenses related to increases in (i) personnel related costs, and (ii) various administrative costs. Share-based compensation expense included in general and administrative expenses increased to $0.5 million from $0.3 million for the three months ended September 30, 2011 and 2010, respectively. Share-based compensation expense included in general and administrative expenses was equal to 3% and 1% of total revenue for the three months ended September 30, 2011 and 2010, respectively.

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

Investigation costs for the three months ended September 30, 2011, totaled $0.5 million of legal and professional fees. See Part II, Item 1 – Legal Proceedings of this quarterly report on Form 10-Q, for a more detailed description of the investigations.

We expect that our operating expenses will continue to be adversely impacted during 2011 due to professional and service provider fees, and other costs, resulting from the ongoing external investigations and stockholder lawsuits.

Index

Restructuring costs

During the three months ended September 30, 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 global positions from various departments and a satellite facility. These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and to drive operational efficiencies. The total amounts incurred with respect to severance and facilities abandonment under the 2011 Plan were $0.8 million and less than $0.1 million, respectively. Actions under the 2011 Plan were substantially completed by the end of September 30, 2011. For further information, refer to Note (12) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other (Loss) Income

We invest our cash primarily in money market funds, government securities, and corporate bonds. As of September 30, 2011, our cash, cash equivalents, and marketable securities totaled $37.2 million, compared with $33.8 million as of September 30, 2010. Interest and other (loss) income decreased $0.3 million to ($0.1) million for the three months ended September 30, 2011, compared with $0.2 million for the same period in 2010. The decrease in interest and other income was primarily due to foreign currency loss of $0.1 million incurred during the three months ended September 30, 2011as compared with a foreign currency gain of $0.1 million for the same period in 2010.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the three months ended September 30, 2011, we recorded an income tax provision of $0.2 million on our pre-tax loss of $5.2 million, consisting of primarily state and local and foreign taxes. For the three months ended September 30, 2010, we recorded an income tax provision of $21.8 million. During the third quarter of 2010, we concluded that our domestic deferred tax assets were no longer realizable on a more-likely-than-not basis, therefore, recording a full valuation allowance against our domestic deferred tax assets. During the three months ended September 30, 2011, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2011 estimated annual effective tax rate. As of September 30, 2011, the valuation allowance totaled approximately $32.6 million.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2010.

Total revenues for the nine months ended September 30, 2011 increased 2% to $57.4 million, compared with $56.4 million for the nine months ended September 30, 2010. During the three months ended September 30, 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 global positions from various departments and a satellite facility. The restructuring charges totaled approximately $0.8 million and have been segregated from each of the respective expense line items and are included within “restructuring costs” in our unaudited condensed consolidated statement of operations. Our cost of revenues decreased less than $0.1 million to $16.1 million for the nine months ended September 30, 2011, compared with $16.2 million for the nine months ended September 30, 2010. Included in our cost of revenues for the nine months ended September 30, 2011 and 2010 was $0.4 million and $0.9 million, respectively, of share-based compensation expense. Our operating expenses decreased 1% from $58.6 million for the nine months ended September 30, 2010 to $58.1 million for the nine months ended September 30, 2011. Included in the operating results for the nine months ended September 30, 2011 was (i) $0.8 million of restructuring costs, and (ii) $4.3 million of costs associated with the ongoing government investigations that commenced during the second half of 2010. The $4.3 million was comprised of $2.1 million of legal fees, and an accrual of $2.2 million for certain costs associated with the possible resolution of the government investigations. In addition, included in our operating expenses for the nine months ended September 30, 2011 and 2010 was $3.7 million and $6.3 million, respectively, of share-based compensation expense. Net loss for the nine months ended September 30, 2011 was $17.3 million, compared with a net loss of $35.3 million for the nine months ended September 30, 2010. Included in our net loss for the nine months ended September 30, 2011 was an income tax provision of $0.9 million, compared with an income tax provision of $17.0 million for the nine months ended September 30, 2010. The income tax provision of $0.9 million was primarily attributable to the impact of our estimated full year effective tax rate on our pre-tax losses for the nine months ended September 30, 2011. The income tax provision of $17.0 million recorded during the nine months ended September 30, 2010, was the result of a full valuation allowance recorded on substantially all of our existing domestic deferred tax assets as a result of our inability to utilize our domestic deferred tax assets on a more-likely-than-not basis in future periods.

Index

Overall, our 2% increase in total revenues was due to an increase in support and service revenues for the nine months ended September 30, 2011, compared with the same period in 2010. In total, our product revenues decreased 1%. Product revenues from our non-OEM partners increased 9%, while product revenues from our OEM partners decreased 34% for the nine months ended September 30, 2011, compared with the same period in 2010. The overall increase in our non-OEM product revenues was primarily attributable to the continued focus and emphasis on our FalconStor-branded business. However, throughout 2011, and especially during the three months ended September 30, 2011, our non-OEM product revenues from Europe were lower than anticipated as a result of the ongoing uncertainties and disruptions in the overall European economy. Also, during the first half of 2011, our North American sales organization was in a period of transition. We recruited substantially an entire new sales team which led to lower than anticipated product revenues from North America during this period due to the time required to develop and train a new sales force. Because of these circumstances, our overall non-OEM product revenue growth was adversely impacted. In addition, as anticipated, our OEM product revenues continued to decline, as a result of merger and acquisition activity involving some of our historically major OEM partners that began in 2009 and which we have previously reported. We do not anticipate that any of our OEM partners will contribute over 10% of our annual revenues. However, because of our well-established installed customer base, support and services revenues continued to grow and have not been as significantly impacted by the disruptions in our OEM business.

Overall, our total operating expenses have decreased, primarily due to a decline in our overall salary and personnel costs, and lower share-based compensation expense. This is despite the additional $4.3 million of costs associated with the ongoing government investigations and the $0.8 million of restructuring costs incurred during the nine months ended September 30, 2011. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook.

Revenues

	Nine months ended September 30,
	2011	2010
Revenues:
Product revenue	$33,045,050	$33,382,701
Support and services revenue	24,398,610	22,983,495

Total Revenues	$57,443,660	$56,366,196

Year-over-year percentage growth
Product revenue	-1%	-28%
Support and services revenue	6%	10%

Total percentage growth	2%	-16%

Index

Product revenue

Product revenue decreased 1% from $33.4 million for the nine months ended September 30, 2010 to $33.0 million for the nine months ended September 30, 2011. These amounts are net of a benefit of $0.3 million recognized during the nine months ended September 30, 2011, as compared with an expense of $2.0 million in the same period in 2010, resulting from the impact of our collection efforts of previously reserved accounts receivable. Product revenue represented 58% and 59% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively. Overall, our product revenues decreased 1%. Product revenues from our non-OEM partners increased 9%, while product revenues from our OEM partners decreased 34% for the nine months ended September 30, 2011, compared with the same period in 2010. The overall increase in our non-OEM product revenues was primarily attributable to the continued focus and emphasis on our FalconStor-branded business. However, throughout 2011, and especially during three months ended September 30, 2011, our non-OEM product revenues from Europe were lower than anticipated as a result of the ongoing uncertainties and disruptions in the overall European economy. Also, during the first half of 2011, our North American sales organization was in a period of transition. We recruited substantially an entire new team which led to lower than anticipated product revenues from North America during this period due to the time required to develop and train a new sales force. Because of these circumstances, our overall non-OEM product revenue growth was adversely impacted. Additionally, as anticipated, our OEM product revenues continued to decline, as a result of merger and acquisition activity involving some of our historically major OEM partners that began in 2009 and which we have previously reported. We do not anticipate that any of our OEM partners will contribute over 10% of our annual revenues for the foreseeable future. Product revenue from our non-OEM partners represented 85% and 77% of our total product revenue for the nine months ended September 30, 2011 and 2010, respectively. Product revenue from our OEM partners represented 15% and 23% of our total product revenue for the nine months ended September 30, 2011 and 2010, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

The increase in support and services revenue was attributable to maintenance and technical support services, which increased from $20.5 million for the nine months ended September 30, 2010 to $22.2 million for the same period in 2011. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire.

Professional services revenues decreased from $2.4 million for the nine months ended September 30, 2010 to $2.2 million for the same period in 2011. The professional services revenue varies from period to period based upon (i) the number of integrated solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that were completed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our integrated solutions.

Index

Cost of Revenues

	Nine months ended September 30,
	2011	2010
Cost of revenues:
Product	$5,456,186	$6,179,952
Support and service	10,688,347	10,020,153
Total cost of revenues	$16,144,533	$16,200,105

Total Gross Profit	$41,299,127	$40,166,091

Gross Margin:
Product	83%	81%
Support and service	56%	56%
Total gross margin	72%	71%

Cost of revenues, gross profit and gross margin

Cost of product revenue for the nine months ended September 30, 2011 decreased $0.7 million, or 12%, to $5.5 million compared with $6.2 million for the same period in 2010. The decrease in cost of product revenue was primarily attributable to (i) decreased shipping costs, and (ii) decreased amortization of purchased software costs during the nine months ended September 30, 2011 as compared with the same period in 2010. Our cost of support and service revenues for the nine months ended September 30, 2011 increased $0.7 million, or 7% to $10.7 million compared with $10.0 million for the same period in 2010. The increase in cost of support and service revenue is primarily related to costs associated with the hiring of management for both our support and services divisions, specifically a senior executive of world-wide support during the nine months ended September 30, 2011, as well as an overall change in the mix of our headcount within support and services as compared with the same period in 2010.

Total gross profit increased $1.1 million, or 3%, from $40.2 million for the nine months ended September 30, 2010, to $41.3 million for the nine months ended September 30, 2011. Total gross margin increased to 72% for the nine months ended September 30, 2011 from 71% for the same period in 2010. The increase in both our total gross profit and gross margins for the nine months ended September 30, 2011, compared with the same period in 2010, was primarily due to a 2% increase in our total revenues. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of total revenue for both the nine months ended September 30, 2011 and September 30, 2010. Share-based compensation expense included in the cost of support and service revenue decreased to $0.4 million from $0.9 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. Share-based compensation expense related to cost of support and service revenue was equal to 1% and 2% of total revenue for the nine months ended September 30, 2011 and 2010, respectively.

Operating Expenses

Research and Development Costs

Research and development costs decreased $4.7 million, or 23%, to $15.6 million for the nine months ended September 30, 2011 from $20.2 million in the same period in 2010. The decrease in research and development costs was primarily the result of (i) the capitalization of approximately $0.8 million of costs associated with software development, and (ii) a decline in salary and personnel costs, including share-based compensation expenses, as a result of lower research and development headcount. We believe we continued to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $1.0 million from $2.5 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. Share-based compensation expense included in research and development costs was equal to 2% and 4% of total revenue for the nine months ended September 30, 2011 and 2010, respectively.

Index

Selling and Marketing

Selling and marketing expenses decreased $2.3 million, or 7%, to $28.9 million for the nine months ended September 30, 2011 from $31.2 million for the same period in 2010. The decrease in selling and marketing expenses was primarily due lower headcounts, specifically within North America, during the first half of 2011, as the result of a transition within the North American sales force, which has now been substantially completed.  These decreases were offset in part by the costs associated with the recruitment and hiring of (i) additional sales management in all of our regions, and (ii) costs related to the increased sales and sales support personnel within North America. Share-based compensation expense included in selling and marketing decreased to $1.5 million from $2.9 million for the nine months ended September 30, 2011 and 2010, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 3% and 5% of total revenue for the nine months ended September 30, 2011 and 2010, respectively.

General and Administrative

General and administrative expenses increased $1.2 million, or 17%, to $8.5 million for the nine months ended September 30, 2011 from $7.2 million for the same period in 2010. The overall increase within general and administrative expenses related to increases in (i) personnel related costs, and (ii) various administrative costs. Share-based compensation expense included in general and administrative expenses increased to $1.2 million from $0.9 million for the nine months ended September 30, 2011 and 2010, respectively. Share-based compensation expense included in general and administrative expenses was equal to 2% of total revenue for both the nine months ended September 30, 2011 and September 30, 2010.

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

Investigation costs for the nine months ended September 30, 2011, totaled $4.3 million, which consisted of $2.1 million of legal and professional fees, and an accrual of $2.2 million for certain costs associated with the possible resolution of the investigations. See Part II, Item 1 – Legal Proceedings of this quarterly report on Form 10-Q, for a more detailed description of the investigations.

We expect that our operating expenses will continue to be adversely impacted during 2011 due to professional and service provider fees, and other costs, resulting from the ongoing external investigations and stockholder lawsuits.

Restructuring costs

During the third quarter 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 global positions from various departments and a satellite facility. These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and drive operational efficiencies. The total amounts incurred with respect to severance and facilities abandonment under the 2011 Plan were $0.8 million and less than $0.1 million, respectively. Actions under the 2011 Plan were substantially completed by the end of September 30, 2011. For further information, refer to Note (12) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Index

Interest and Other Income

Interest and other income increased $0.3 million to $0.4 million for the nine months ended September 30, 2011, compared with $0.1 million for the same period in 2010. The increase in interest and other income was primarily due to foreign currency gains of $0.2 million incurred during the nine months ended September 30, 2011 as compared with foreign currency losses of $0.2 million for the same period in 2010.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the nine months ended September 30, 2011, we recorded an income tax provision of $0.9 million on our pre-tax loss of $16.4 million, consisting of primarily state and local and foreign taxes. For the nine months ended September 30, 2010, we recorded an income tax provision of $17.0 million. During the third quarter of 2010, we concluded that our domestic deferred tax assets were no longer realizable on a more-likely-than-not basis, therefore, recording a full valuation allowance against our domestic deferred tax assets. During the nine months ended September 30, 2011, our conclusion did not change with respect to our deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2011 estimated annual effective tax rate. As of September 30, 2011, the valuation allowance totaled approximately $32.6 million. In addition, we also recorded an accrual for certain legal matters during the nine months ended September 30, 2011, which we believe will be non-deductible for US income tax purposes. The tax impact related to this accrual was recorded as a discrete item during the nine months ended September 30, 2011.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, goodwill and other intangible assets, and fair value measurements.

Revenue Recognition. We recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition. Product revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract, a customer purchase order, and/or a royalty report summarizing software licenses sold for each software license resold by an OEM, distributor or solution provider to an end user. Product fees are fixed and determinable as our standard payment terms range from 30 to 90 days, depending on regional billing practices, and we have not provided any of our customers with extended payment terms during the three and nine months ended September 30, 2011. When a customer purchases our integrated solutions and/or licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance for its fair value based on the contractual maintenance renewal rate.

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. Due to cash collections of previously reserved accounts receivable balances during the nine months ended September 30, 2011, we recorded an expense of approximately $0.2 million as compared with an expense of approximately $2.3 million for the nine months ended September 30, 2010. These amounts are included within our unaudited condensed consolidated statement of operations in each respective period. Historically, we have experienced a somewhat consistent level of write-offs and returns as a percentage of revenue due to our customer relationships, contract provisions and credit assessments. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

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

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three and nine months ended September 30, 2011 and 2010 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

Index

As of each of September 30, 2011 and December 31, 2010, we had $4.2 million of goodwill.  As of each of September 30, 2011 and December 31, 2010, we had $0.2 million and $0.4 million (net of amortization), respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of September 30, 2011 and December 31, 2010, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

Fair Value Measurement. As discussed further in Note (4) Fair Value Measurements, to our unaudited condensed consolidated financial statements, we determine fair value measurements of both financial and nonfinancial assets and liabilities in accordance with the authoritative guidance issued by the FASB on fair value measurements and disclosures.

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using an undiscounted cash flow analysis, a non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant for as of September 30, 2011 and December 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
	2011	2010
Cash provided by (used in):
Operating activities	$1,684,601	$(5,886,449)
Investing activities	(3,834,443)	(1,193,396)
Financing activities	860,714	378,559
Effect of exchange rate changes	(191,823)	(243,210)

Net decrease in cash and cash equivalents	$(1,480,951)	$(6,944,496)

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balance as of September 30, 2011 totaled $37.2 million, as compared with $37.3 million as of December 31, 2010. Cash and cash equivalents totaled $16.4 million and marketable securities totaled $20.9 million at September 30, 2011. As of December 31, 2010, we had $17.8 million in cash and cash equivalents and $19.5 million in marketable securities.

Since the end of 2010, and continuing into 2011, we have been in an ongoing period of transition, specifically in North America, which included various management changes and changes within our North American sales force infrastructure. In addition, during the third quarter 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 global positions from various departments and a satellite facility. These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and drive operational efficiencies (see Note (12) Restructuring Costs to our unaudited condensed consolidated financial statements for further information.) We continue to evaluate the appropriate headcount levels to properly align all of our resources with our current and long-term outlook. We will continue to focus on bringing our expense structure in line with our current revenue levels, which we expect will provide a positive impact on our operating results. We will continue to make investments in capital expenditures. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may use our cash for these purposes. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such license purchases or acquisitions.

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

Index

We currently do not have any bank debt and our only significant commitments are related to our office leases.

At various times from October 2001 through February 2009 our Board of Directors has authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. We did not repurchase any of our outstanding common stock during each of the three and nine months ended September 30, 2011 and September 30, 2010. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. As of September 30, 2011, we had the authority to repurchase an additional 5,994,765 shares of our common stock based upon our judgment and market conditions. See Note (8) Stockholders’ Equity to our unaudited condensed consolidated financial statements for further information.

Net cash provided by operating activities totaled $1.7 million for the nine months ended September 30, 2011, compared with net cash used in operating activities of $5.9 million for the nine months ended September 30, 2010. The increase in net cash provided by operating activities during the nine months ended September 30, 2011, compared with the same period in 2010, was partially the result of our net loss of $17.3 million compared with a net loss of $35.3 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to stock-based compensation, deferred tax asset valuation allowance, and provisions for returns and doubtful accounts; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, inventory, accrued expenses and deferred revenues.

Net cash used in investing activities was $3.8 million and $1.2 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. Included in investing activities for both the nine months ended September 30, 2011 and September 30, 2010, are the sales and purchases of our marketable securities, which include the sales, maturities and reinvestment of our marketable securities. The net cash used in investing activities from the net sales (purchases) of securities was ($1.3) million for the nine months ended September 30, 2011, and $0.9 million for the same period in 2010. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $1.5 million for the nine months ended September 30, 2011 and $2.0 million for the same period in 2010. The cash used in the capitalization of software development costs was $0.8 million for the nine months ended September 30, 2011, while we did not have any capitalized software development costs for the same period in 2010. We continually evaluate potential software license purchases and acquisitions, and we may continue to make such investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

Net cash provided by financing activities was $0.9 million for the nine months ended September 30, 2011, compared with net cash provided by financing activities of $0.4 million for the same period in 2010. Cash inflows from financing activities primarily result from the proceeds received from the exercise of stock options. During the nine months ended September 30, 2011 and September 30, 2010, we received proceeds from the exercise of stock options of $0.9 million and $0.4 million, respectively.

As discussed in Note (4) Fair Value Measurements, to our unaudited condensed consolidated financial statements, we utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we held as of September 30, 2011 and December 31, 2010.

As of both September 30, 2011 and December 31, 2010, $0.7 million (at par value), respectively, of our investments was comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. Over the past three years we have experienced failed auctions on our auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 - 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our consolidated balance sheet at both September 30, 2011 and December 31, 2010.

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

As of September 30, 2011, we recorded a cumulative temporary decline in fair value of approximately $80,166 in accumulated other comprehensive loss. As of December 31, 2010, we recorded a cumulative temporary decline in fair value of approximately $121,357 in accumulated other comprehensive loss. During the fourth quarter of 2010, $700,000 of our auction rate securities were called by the issuer at par value. We believe that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, we will record a charge to earnings in the period of determination.

Our holdings of auction rate securities (at par value) represented approximately 2% of our cash, cash equivalents, and marketable securities balance as of each of  September 30, 2011 and December 31, 2010,  which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the decline in fair value deemed to be temporary is primarily due to liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2011 and December 31, 2010, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $37.2 million as of September 30, 2011. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 40% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at September 30, 2011.

Index

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the nine months ended September 30, 2011 and 2010, approximately 56% and 43%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. dollar versus the Euro, Japanese yen, the New Taiwanese Dollar, Korean won, and to a lesser extent the Canadian dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at September 30, 2011, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $0.9 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency. Refer to Note (7) Derivative Financial Instruments, to our unaudited condensed consolidated financial statements.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. As a result of the internal investigation arising from the revelation of the improper payments in connection with the licensing of software to a customer, our Board of Directors has accepted recommendations for changes and enhancements to the Company’s controls and procedures, and management has substantially completed the implementation of such changes and enhancements.

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

Index

For the years ended December 31, 2008, 2009 and 2010, and for the period ended September 30, 2011, revenues from the customer that employed the individual(s) to whom improper payments were allegedly made totaled $4.1 million, $7.2 million, $1.7 million, and $0.9 million, respectively

Internal Investigation

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

Index

The Company cannot predict the scope, timing, or outcome of the investigations, nor can it predict what impact, if any, these matters may have on the Company’s business, financial condition, results of operations, and statement of cash flow.

Stockholder Litigation

In October 2010, two purported securities class actions (the “Actions”) were filed in the United States District Court for the Eastern District of New York on behalf of purchasers of the common stock of the Company between February 5, 2009 and September 29, 2010. The two Actions contained substantially similar allegations and causes of actions. The complaint in each of the Actions named as defendants the Company and Mr. Huai, as well as Wayne Lam a former officer of the Company and James Weber the Company’s Vice President of Operations and formerly the Chief Financial Officer of the Company. On November 3, 2010, the Actions were consolidated before Judge Edward R. Korman (the combined Actions are referred to as the “Class Action”). On August 29, 2011, the Magistrate Judge assigned to the Action appointed a “lead plaintiff” and “lead counsel” in the Class Action. Objections to the Magistrate Judge’s ruling were rejected by Judge Korman on September 23, 2011. A Consolidated Amended Complaint was filed in the Class Action on November 3, 2011. The Consolidated Amended Complaint names as defendants the Company, Mr. Huai, Mr. Huai’s estate, the executor(s) of Mr. Huai’s estate and Mr. Weber.  Mr. Lam is no longer named as a defendant.  The Consolidated Amended Complaint alleges that the defendants made a series of materially false and misleading statements related to the Company’s business and operations in violation of the Securities Exchange Act of 1934.  The following adverse facts are alleged:  (i) that FalconStor was making improper payments to a material customer; (ii) that the defendants hid this information; (iii) that the end of the payments resulted in a decline in revenues from the customer; and (iv) that because of the decline in business from this customer, the Company could not meet its earnings projections.  The plaintiffs seek damages from the defendants. The Company has until December 21, 2011 to answer or move to dismiss the Consolidated Amended Complaint.

Key issues such as whether a class will be certified and, if so, who the members of the class will be and what time period the class will cover, have not yet been determined. The Company believes it has meritorious defenses to some or all of the claims of the Class Action as filed and intends to file a motion to dismiss. The Company is therefore unable to estimate reasonably its exposure for the Class Action.

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

Index

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

In August 2011, the parties to the Walter Derivative Action and the Cascado Derivative Actionentered into a stipulation consolidating the two actions and staying them indefinitely. Under the terms of the stipulation, any party may lift the stay upon thirty days written notice to the other parties.

Counsel for the nominal Plaintiff have indicated that once the stay is lifted, they expect to file an amended complaint. The Company is thus unable to reasonably estimate its exposure for the Derivative Actions.

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

Index

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

For the nine months ended September 30, 2011 we have accrued a total of $2.2 million for the possible resolution of the investigations. This is the amount that we can reasonably estimate now, but there can be no guarantee that this amount will be sufficient to satisfy any fines, penalties or other payments or costs, that might be imposed on us, in addition to any prejudgment interest on such payments.

Our revenues from certain key customers have been declining and there is no guarantee that we will be able to replace it.

For the past several years, one or more customers usually accounted for 10% or more of our total revenues during each fiscal quarter and for each fiscal year. For the three months ended September 30, 2011, we did not have any customers who accounted for 10% or more of our total revenues.

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

Index

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

We have had nine consecutive quarters of losses and there is no guarantee that we will return to profitability.

We have incurred losses in each of the last nine quarters. While we have taken steps to try reduce or eliminate the losses – such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products – there is no guarantee that we will be successful and return to profitability. As of September 30, 2011, we had over $37 million in cash, cash equivalents and marketable securities, and we have had positive cash flows from operations for the nine months ended September 30, 2011.

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of September 30, 2011, we had outstanding options to purchase 13,835,356 shares of our common stock, and we had an aggregate of 553,972 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $4.95 per share. We also had 2,693,581 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted (including an additional 2,116,843 shares of common stock reserved for issuance under the 2006 Plan as of July 1, 2011.) In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (2) Share-Based Payment Arrangements to our unaudited condensed consolidated financial statements.

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

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended September 30, 2011, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $2.39 and $4.91. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results;

Index

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

Item 5. Other Information

On November 7, 2011, the Company announced the hiring of several senior level employees as part of the Company’s realignment of its management structure to better suit the Company’s strategic plans. Among the hires announced was Bryan Urquhart, who became the Company’s Vice President and Chief Financial Officer on November 3, 2011. Mr. Urquhart is an Executive Officer of the Company and will become the Company’s Principal Accounting and Financial Officer on November 10, 2011. Jim Weber will continue to serve as the Company’s Vice President of Operations.

Mr. Urquhart is an employee at will. The Company has agreed to pay him an annual salary of $285,000. In addition, on November 7, 2011, Mr. Urquhart was granted options to purchase 300,000 shares of the Company’s common stock. These options vest 33%, 33% and 34% on each of the three anniversaries commencing one year from the date of grant. In addition, the Company agreed to recommend to the Compensation Committee of its Board of Directors that Mr. Urquhart receive grants of options to purchase 50,000 shares of the Company’s common stock in each of the next two years following the first anniversary of his employment. Mr. Urquhart was also included in the Company’s Key Executive Severance Protection Plan, which would provide him with certain payments and benefits if his position changed following a change in control of the Company. Mr. Urquhart is also entitled to the standard benefits available to other Company executive officers.

From February, 2007 through September, 2011, Mr. Urquhart was Executive Vice President and Chief Financial Officer of Integraph Corporation. From April, 2005 through February, 2007, Mr. Urquhart was Senior Vice President, Worldwide Operations, for Computer Associates International, Inc.

Index

Item 6. Exhibits

10.1	Letter dated November 3, 2011 from FalconStor Software, Inc. to Bryan Urquhart

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Principal Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBLR (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Balance Sheets – September 30, 2011 and December 31, 2010.

(ii) unaudited Condensed Consolidated Statement of Operations – Three and Nine Months Ended September 30, 2011 and 2010.

(iii) unaudited Condensed Consolidated Statement of Cash Flows – Three and Nine Months Ended September 30, 2011 and 2010.

(iv) Notes to unaudited Condensed Consolidated Financial Statements –September 30, 2011.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ James Weber
James Weber
Vice President of Operations
(principal financial and accounting officer)

/s/ James P. McNiel
James P. McNiel
President and Chief Executive Officer
November 8, 2011	(principal executive officer)