Form 10-K
period 2011-12-31
FALCONSTOR SOFTWARE INC
filed 2012-03-13
CIK 922521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2011 was $181,623,747 which value, solely for the purposes of this calculation excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of February 29, 2012 was 54,999,297 and 46,994,062, respectively.

Documents Incorporated by Reference:

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

2011 ANNUAL REPORT ON FORM 10-K

PART I

Item 1. Business

OVERVIEW

FalconStor Software, Inc. (“FalconStor”, the “Company”, “we”, “our” or “us”) is the market leader in disk-based data protection whose mission is to transform traditional backup and disaster recovery (DR) into next-generation service-oriented data protection.  We deliver proven, comprehensive, data protection solutions that facilitate the continuous availability of business-critical data with speed, integrity, and simplicity. Our data protection solutions are built upon an award-winning platform that delivers storage virtualization, continuous data protection, WAN-optimized replication, and disaster recovery (DR) automation to meet the evolving needs of today’s data center. Our Business Continuity and Disaster Recovery products include Network Storage Server (NSS) and Continuous Data Protector (CDP).  Our Backup Optimization products include the industry-leading Virtual Tape Library (VTL) with deduplication and File-interface Deduplication System (FDS).  From Fortune 100 enterprises to small and medium-size businesses, customers across a vast range of industries worldwide have implemented FalconStor solutions in their production IT environments in order to meet their recovery time objectives (RTO) and recovery point objectives (RPO), as well as to manage their storage infrastructures with minimal total cost of ownership (TCO) and with optimal return on investment (ROI).

FalconStor data protection and storage virtualization solutions are designed to empower IT administrators and end users to recover data easily to any point in time in the event of hardware failure, data corruption, deletion, or catastrophic site-level disaster, allowing rollback or failover to a known, good, immediately useable state to ensure that businesses maintain reliable access to their vital applications, and to facilitate accurate data recovery while minimizing downtime. FalconStor solutions are engineered to integrate and to work seamlessly with database, email, file systems, and business applications. Application-level integration allows for maintaining space-efficient copies of the data that are generated with complete transactional and point-in-time integrity. FalconStor solutions enhance business productivity by eliminating the need for the time-consuming restore and data rebuild processes which traditionally create long periods of downtime during a recovery process.

Designed to help contain escalating costs, FalconStor solutions enable companies to aggregate heterogeneous, distributed storage capacity and to centralize administration of both storage resources and business-critical data services such as backup, snapshot, replication, and data migration. Companies benefit from lower administrative overhead, elimination of storage over-provisioning, massive scalability, and the ability to make cost-effective storage allocation and purchasing decisions. Moreover, FalconStor’s commitment to an open software-based approach to storage networking entails any-to-any connectivity via native support for industry standards (including Fibre Channel, iSCSI, SCSI, SAS, SATA and Fibre Channel over Ethernet (FCoE)), and delivers unified support for multiple storage architectures. As a result, FalconStor solutions provide companies of any size and complexity with the freedom to leverage IP/iSCSI- or Fibre Channel- based networks and to implement their choice of state-of-the-art equipment based on any standard protocol from any storage manufacturer, without rendering their existing or future investments obsolete.

Recognizing the value propositions of FalconStor’s proven, cutting-edge technology, multiple partners utilize FalconStor’s innovative software products – including CDP, FDS, NSS, and VTL -- to power their storage appliances and their bundled solutions. FalconStor’s products have been certified by such industry leaders as Brocade, Cisco, Citrix, Data Direct Networks, Dell, Dynamic Solutions International, EMC, Fujitsu, Hitachi Data Systems, HP, Huawei Symantec, IBM, Lanchao, Microsoft, NEC, Nexsan, Oracle, Promise, QLogic, Rorke Data, an Avnet Company, Silicon Graphics, Spectra Logic, Symantec, Violin Memory, VMware, and XIO.

FalconStor was incorporated in Delaware as Network Peripherals, Inc., in 1994.  Pursuant to a merger with FalconStor Inc., in 2001, the former business of Network Peripherals, Inc., was discontinued, and the newly re-named FalconStor Software, Inc., continued the storage software business started in 2000 by FalconStor, Inc.  FalconStor’s headquarters are located at 2 Huntington Quadrangle, Suite 2S01, Melville, NY 11747. The Company also maintains offices throughout Europe and Asia Pacific.

PRODUCTS AND TECHNOLOGY

FalconStor’s products and solutions are built on the IPStor® software platform that provides the most reliable and complete storage virtualization and disk-based data protection solutions. FalconStor data protection solutions eliminate the backup window, which allows users to operate 24x7 without any disruption to their business applications or services and to recover any service in minutes, anytime, anywhere, with 100% data integrity. FalconStor offers the following core storage and data protection products: VTL with deduplication, CDP, NSS, and FDS. All FalconStor products are enabled with WAN-optimized replication technology for cost-effective disaster recovery and remote/branch office protection. FalconStor solutions share several key technologies that foster seamless integration and offer a competitive edge.

FalconStor’s data protection solutions address the full spectrum of data protection business challenges, from the need to accelerate backup to the need to recover data quickly after a disaster. In addition, backup windows have not only shrunk, for many organizations they have disappeared altogether.  Traditional tape backup has been plagued with media and hardware failures. These are some of the issues addressed by FalconStor VTL or FalconStor FDS, depending on the customers’ environments. With the time to recover also shrinking, companies need more recovery points and times, rather than the once-a-day recovery point offered by daily backup. According to a survey published by Gartner in August 2011, 87% of the enterprise CIOs surveyed has a RTO for their most mission-critical applications/services as four hours or less.  This is up from 73% from the survey of the previous year.  And 48% of those CIOs have an RTO of between zero and one hour.  For this, customers turn to the FalconStor CDP solution to provide them with instant data availability and with many granular points of recovery. To improve the day-to-day management issues that arise from explosive storage growth, customers use the FalconStor NSS solution to virtualize, provision, achieve higher availability and to protect their data. For protecting remote office data from disasters, FalconStor has built a highly efficient replication solution that integrates with all of its data protection product lines - VTL, CDP, NSS, and FDS. Because all of these solutions are built from a single technology platform, deployment is simplified and businesses benefit from the peace of mind of knowing that FalconStor solutions work together in an easily managed and a highly efficient fashion, with high data availability and rapid recovery always paramount.

Deployment options

FalconStor sells its solutions as standalone software, as software pre-installed on FalconStor-supplied hardware appliances, or as virtual appliances.

Solutions

FalconStor offers a wide range of data protection and storage virtualization solutions:

•	Data Migration, and Storage Virtualization, Provisioning, and Management – FalconStor NSS

•	Unified Backup and Disaster Recovery – FalconStor CDP

•	Tape Backup Optimization – FalconStor VTL

•	Storage Capacity Optimization – FalconStor FDS

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

Network Storage Server (NSS)

The FalconStor® Network Storage Server (NSS) solution is a scalable, highly available solution that enables storage virtualization and business continuity in heterogeneous environments. Supporting existing third-party disk arrays, FalconStor NSS eliminates storage boundaries and vendor lock-in, providing fast and easy data storage provisioning and migration. From a small iSCSI virtual server lab to an enterprise-class Fibre Channel SAN running Tier-1 database applications, FalconStor NSS is designed to meet all of the storage needs of any organization.

Moving data between different storage platforms can be very complex, time-consuming, and disruptive to business operations. FalconStor’s core storage virtualization technology provides a non-disruptive and simple approach to data mobility across different SAN protocols and vendors. With FalconStor NSS, it becomes a simple operation to move data from older platforms to newer ones, or to introduce new storage tiers. This allows organizations to respond to evolving performance and capacity requirements.

By virtualizing storage on any disk array, FalconStor NSS provides the ability to pool and tier disk assets, simplifying provisioning, reducing allocation errors, and maximizing resource utilization. This allows IT organizations to avoid over-provisioning of disk resources and to bring new servers and projects online quickly and efficiently. FalconStor NSS incorporates a full set of application-aware data protection services, including real-time synchronous mirroring, volume snapshots, and site-to-site WAN-optimized data replication, as well as leverages the RecoverTrac™ tool for automated disaster recovery.

When deployed in high availability (HA) clusters, FalconStor NSS offers HA functionality. FalconStor NSS can also be implemented as a highly available stretched cluster. A stretched cluster provides automatic failover of storage services between different physical locations or geographic sites within a metropolitan area. Stretched clusters are typically used to create “active/active” data centers in order to provide business continuity with bi-directional replication and dynamic workload balancing across sites. FalconStor NSS stretch clusters enable enterprise-level HA and uninterrupted service for organizations requiring the most stringent level of protection and automation for DR.

Virtual server environments are well served by virtualized storage.  FalconStor NSS is designed to make it easy to create a new disk resource to house virtual machine files, and disk resources are re-allocated to different servers or shared among servers to facilitate virtual machine high-availability operations that require shared disk. Specific integration tools allow FalconStor NSS to service virtual server environments in an optimal manner providing rapid and effective recovery processes of a virtual machine or entire virtual server farms.  Specifically, FalconStor NSS integrates with and enhances VMware technologies such as VMware vSphere, VMware View, and VMware vCenter Site Recovery Manager. Support of VMware vStorage APIs for Array Integration (VAAI) extends VMware integration into any storage environment and optimizes VMware deployments with comprehensive, flexible storage virtualization and data protection functionality.

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

Continuous Data Protector (CDP)

FalconStor® Continuous Data Protector (CDP) technology reinvents the way data backup and recovery are implemented and performed. Moving far beyond failure-prone once-a-day tape backup models, FalconStor CDP combines local and remote protection into a cost-effective, unified, disk-based solution that allows organizations to recover data back to the most recent transaction. Combining application-aware snapshot agents and continuous journaling functions, FalconStor CDP enables customers to recover data to any point in time. Up to 1,000 snapshots per LUN, lets IT set as many recovery points as needed, allowing the RPO to shrink to mere seconds.

In addition, FalconStor CDP delivers instant data availability and reliable recovery, bringing business applications back online in a matter of minutes after a failure. FalconStor CDP protects application-specific data for Microsoft, Oracle, SAP, and other business applications, ensuring high performance and stability for even the most complex business environments. Using a wealth of sophisticated technologies — including application integration, physical-to-virtual recovery, WAN-optimized replication, and disaster recovery automation via the RecoverTrac tool — entire systems can be restored in under ten minutes. Lost files can be recovered in as little as two minutes. Data is protected in its native format and is instantly accessible. With FalconStor CDP, the RTO changes from hours to minutes, minimizing system downtime and economic impact.

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

Virtual Tape Library (VTL)

The FalconStor® Virtual Tape Library (VTL) solution is the industry’s leading virtual tape solution, and we believe it is unmatched in terms of performance and scalability.  With virtual tape, backups complete faster and more reliably, with little or no change needed to the backup environment. It enhances backup operations seamlessly without changing any backup processes or policies. Sophisticated physical tape integration and data security complete the solution.  Designed from the start as an enterprise-class application, FalconStor VTL can achieve high backup speeds, up to 1.6 GB per second, or over 5.8 TB per hour per node. Up to eight nodes can combine into a single logical unit, scaling performance to a remarkable 12.8 GB per second, or 46TB per hour, allowing users to solve the single biggest issue in backup: meeting the backup window.

Built-in data deduplication significantly reduces the amount of data needed to be stored on disk. Combined with the latest high-speed protocols, including 8Gb Fibre Channel (FC) and 10Gb Ethernet, FalconStor VTL can sustain deduplication rates of over 800 MB per second, linearly scaling in performance to a sustained deduplication rate of 9.7 TB per hour. By eliminating redundant backup data, the storage footprint can be reduced by 95% or more, allowing organizations to keep weeks or even months worth of data on disk, for fast, dependable restore, without any of the reliability concerns of a tape-based restore.

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

File-interface Deduplication System (FDS)

The FalconStor® File-interface Deduplication System (FDS) offering extends FalconStor’s deduplication technology to service a broader set of applications that goes beyond tape backup applications.  FalconStor FDS allows companies to optimize storage capacity services for disk-to-disk backup and archiving applications.  FalconStor FDS is ideal for small-to-medium businesses (SMB) and remote office (ROBO) environments that are looking at eliminating or reducing tape infrastructure.

This data deduplication solution reduces storage capacity by as much as 95% and is certified with all leading backup and archiving applications. FalconStor FDS presents network-attached storage (NAS) interface accessibility to a block-level deduplication repository through common LAN-based file-access protocols such as CIFS and NFS. Its deployment simplicity easily extends the FalconStor data deduplication technology across multiple applications. FalconStor FDS also delivers a scalable, highly available architecture for the enterprise by sharing a global deduplication repository with the FalconStor VTL. FalconStor FDS provides multi-application data protection and deduplication at the remote office, and WAN-optimized replication to a scalable, shared deduplication repository at the data center.

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

Disaster Recovery Automation

The RecoverTrac disaster recovery (DR) automation tool is included as a standard feature of the FalconStor NSS and the FalconStor CDP solutions to automate complex, time-consuming and error-prone failover and failback operations of systems, applications, services, and entire datacenters. The RecoverTrac tool streamlines the implementation, testing and execution of DR operations; and it minimizes service failover time between sites and reduces DR costs by offering full recovery from physical to virtual server infrastructures.

BUSINESS STRATEGY

FalconStor intends to maintain its position as a leading provider of open disk-based data protection and storage virtualization solutions serving enterprises and SMBs worldwide. FalconStor intends to achieve this objective through the following strategies.

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

Expand Product Offerings

In 2011, FalconStor continued to develop its product portfolio aggressively. In February, the Company announced its RecoverTrac DR automation tool as a standard feature of FalconStor CDP and FalconStor NSS.  FalconStor believes the RecoverTrac tool is the first DR automation solution to bring service-oriented recovery to both physical and virtual server infrastructures, automating complex, time-consuming and error-prone failover and failback execution of the DR plan. Most DR solutions focus on replicating data to a remote DR site, leaving IT staff with the complex task of reconstituting servers, applications, network configurations and replicated data into a functional set of data center services for business continuity. The RecoverTrac tool not only manages the data replication process of FalconStor NSS and FalconStor CDP, but also stages the recovery of complete services, fully automating the resumption of servers, storage, networks and applications in a pre-determined, coordinated process. The RecoverTrac solution works with all operating systems, virtual machines and networks; and it supports physical-to-physical, physical-to-virtual and virtual-to-virtual recovery operations.

In August 2011, FalconStor announced version 7 (V7) of it product suite. This new version synchronized the product line and offered customers a complete set of solutions to provide everything needed to optimize legacy backup systems, migrate to disk-based backup and DR and provide fast recovery of essential systems and applications, while also laying the foundation for service-oriented data protection.  In addition, FalconStor announced that its FalconStor NSS storage virtualization and data protection solution achieved VMware Ready™ status for VMware vSphere 5 and VAAI, FalconStor NSS was the first software-based storage virtualization solution to enable VAAI integration in heterogeneous third-party SANs. FalconStor NSS passed a detailed evaluation and testing process managed by VMware and as a result is listed on the VMware Partner Product Catalog.

Expand Corporate Visibility

Throughout 2011, FalconStor took significant steps to increase our market presence and awareness. We continued our effort to increase our online presence in the form of banner ads on key media and industry community sites, as well as advertisements in search engines such as Google.  In addition, we refreshed the look and feel of the corporate website, providing easier access to content and tools, as well as created greater search-engine optimization with enriched content, and added additional resources, streaming media, and downloads.

Through the release of new products, strategic relationships, and customer wins, we continued to increase our engagement with the press, analyst and blogging communities to create awareness of and credibility for our data protection message. We have stepped up our participation in online social networking sites and social media outlets such as YouTube, Linkedin, Flickr, and Twitter, as well as online conversations both with our own FalconStor expert bloggers and by monitoring and commenting on other blogs.

We have heavily reinforced our outreach with the press and analyst community to bring our comprehensive disk-based data protection message to the market. Our focus has turned significantly to highlighting our success with our customers and partners throughout the world, as well as the value our solutions bring to solving their data protection challenges. This broad effort has led to several awards and accolades:

•	FalconStor was positioned by Gartner, Inc., in the Visionaries quadrant of the Enterprise Disk-Based Backup/Recovery Magic Quadrant
•
Everything Channel awarded FalconStor Software with 2011 the Five-Star Partner Program Guide Certification.Two FalconStor executives were selected to participate in the TechAmerica Foundation Commission on the Leadership Opportunity in U.S. Deployment of the Cloud (CLOUD²). The commission provided the Obama Administration with recommendations for how the government should deploy cloud technologies and recommendations for public policies that would help drive U.S. innovation in the cloud and spur economic growth.

•	FalconStor was recognized as a 2011 Long Island Software Award (LISA) recipient for RecoverTrac automated disaster recovery technology
•	FalconStor Software was named to Everything Channel’s CRN Virtualization 100 List and CRN’s 25 “need to know: Storage Vendors” List
•
FalconStor received the 2011 HP AllianceONE Partner of the Year Award in the category of HP Converged Infrastructure Solutions – Government, for the combined deployment of FalconStor NSS with HP Converged Infrastructure in a leading government institution in Berlin, Germany.   In addition, the FalconStor® NSS solution earned the HP Converged Infrastructure Ready insignia, which demonstrates expertise in delivering solutions that are HP Converged Infrastructure compliant.

•
FalconStor customer Bank of Hankou was selected by the editors of China Information World as a “Top 10 Business Continuity Management Project of 2011” for its fast local recovery and remote disaster recovery strategy.  The Bank was also recognized by Financial Computerizing magazine for having the Best Disaster Recovery and Backup Solution in the Financial Industry.

•	FalconStor was recognized with two China Storage Awards from Dostor.com – “First Choice Brand in Data Protection” and “Leading Brand in Disaster Recovery.”
•
Watchstor.com named FalconStor CDP as a Trusted Product FalconStor CDP with RecoverTrac technology was named a 2011 Product of the Year finalist within the backup and disaster recovery software and services category by Storage Magazine and SearchStorage.com.

We anticipate that this positive recognition will continue throughout 2012, as we continue to innovate and as we refine our message to address new market conditions while delivering targeted marketing campaigns.

We continue to promote strong relationships with our channel partners.  In 2011, we increased our investment in our partners with joint marketing and field engagement, completing more than 100 events and programs to jointly build our businesses. We have also expanded our channel by partnering with new distributors and direct market resellers (DMR) to further penetrate the mid-range market and to extend our channel and customer reach.

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

Expand Technologies and Capabilities through Strategic Acquisitions and Alliances

FalconStor believes that opportunities may exist to expand our technological capabilities, product offerings, and services, whether through acquisition of businesses or software technology, or through strategic alliances. FalconStor will focus on opportunities that enable us to acquire or to license one or more of the following:

•	Important enabling technology
•	Complementary applications
•	Marketing, sales, customers and technological synergies
•	Key personnel

Currently, FalconStor has no commitments, agreements or understandings with respect to the foregoing.

Expand Software and Hardware Strategic Alliances with Industry Leaders

In November 2011, FalconStor announced that it entered into a comprehensive worldwide reseller agreement with Fujitsu Limited (Fujitsu).  Under the terms of the partnership with FalconStor, Fujitsu and its affiliates worldwide will resell the FalconStor® Network Storage Server (NSS) storage virtualization and management solution in conjunction with its ETERNUS DX disk storage systems, using FalconStor NSS software bundled with Fujitsu PRIMERGY servers.  The combined FalconStor/Fujitsu solutions will support flexible storage virtualization in multi-vendor storage environments.  In addition, a new data migration service powered by FalconStor NSS will be offered by Fujitsu Professional Services and third-party professional services organizations that are partnered with Fujitsu.

Identify and Nurture New Growth Drivers

FalconStor has made key investments in several areas from which we expect growth in the coming years. We believe we are strongly positioned to take advantage of the rapid storage growth in China and Japan. Our strategic relationships with Dell, Fujitsu, Hitachi Data Systems, HP, and Huawei should continue our growth across our main geographies in Asia Pacific, Europe Middle-East and Africa and North America.

In a survey published by Gartner in November 2010, 50% of respondents stated that the most significant driver for strategic change in the data center was the need for business continuity and availability. Cost containment initiatives ranked second with 37%, followed by the need to maintain or improve user service levels and satisfaction at 36%.  Gartner believes that the growing demand for IT as a Service combined with the need to reduce costs, will once again transform the data center. According to Gartner research published in November 2011 in Computerweekly.com, in 2012 we will continue to see the data center transform from a traditional, virtualized, consolidated and centralized IT infrastructure into a service-oriented and economically efficient internal (and hybrid) cloud.  This creates a significant opportunity for FalconStor to provide the solutions needed to protect these environments.

As data centers change and grow in complexity, one of IT’s greatest challenges is ensuring that post-recovery IT operations are as stable as pre-disaster IT operations. Testing this can be a very costly and time-consuming process.  According to research statistics published at the Gartner Data Center Conference in December 2011, annual disaster recovery testing budgets could range from $20,000 to more than $150,000, depending on the size, location, number of participants, scope of the test, etc. We believe that the FalconStor’s automated disaster recovery products can demonstrate a good return on investment for disaster recovery planning and testing.

As the amount of data continues to increase, in 2012 we will actually see an increase in the cost of storage.  The floods in Thailand caused hard disk drives (HDD) supply constraints, and as a result, storage vendors have increased the cost per gigabyte of storage. An article published in StorageNewletter.com in January 2012 suggests that companies may leverage technologies such as storage virtualization, thin provisioning, and data deduplication to reduce data storage requirements.  We believe that FalconStor will see a growing demand for its products and solutions, as a market leader of storage virtualization and disk-based data protection solutions, and as a leading developer of these technologies.

As the server virtualization market continues to gain rapid adoption, we anticipate a growing need for integrated storage and server virtualization solutions for maximizing IT productivity and business continuity. This combination of solutions should improve data center resource management by increasing utilization of existing physical resources, while optimizing virtual infrastructure performance through real-time data migration, to deliver more cost-effective and reliable high-availability and disaster recovery.  In 2011, we strengthened our relationships with vendors like VMware and we have developed more integration tools and solutions to support and enhance VMware environments. We expect that in 2012 these relationships and joint technology solutions will continue to grow and will put FalconStor in a strong position to service customers that are looking at deploying these solutions.

The significantly lower tolerance for downtime expressed by CIOs in the August 2011 Gartner Survey, validates the widespread need in the IT industry to update traditional methods for backup and disaster recovery and to migrate to next-generation disk-based data protection technologies, which FalconStor solutions employ. FalconStor was positioned in the Visionaries quadrant of the Gartner “Magic Quadrant for Enterprise Disk-Based Backup/Recover,” published in January 2011, which recognized FalconStor for its process, quality, and customer focus in its mission to deliver service-oriented data protection with its disk-based data protection and recovery solutions.

SALES, MARKETING AND CUSTOMER SERVICE

FalconStor plans to continue to sell our products primarily through strategic alliances, value-added resellers (VARs) or solution providers, large system integrators, Direct Market Resellers (DMRs), distributors, and original equipment manufacturers (OEMs).

VAR, and Distributor Relationships. FalconStor has entered into VAR and distributor agreements to help sell our products in various geographic areas. We have revamped our sales and marketing infrastructure to further support and expand our network of VARs worldwide. FalconStor’s VARs and distributors market various FalconStor products and receive a discount off of the list price on products sold. FalconStor’s scalable solutions are also being deployed by Managed Service Providers (MSP) to deliver online data protection and recovery services across different vertical markets. We have reduced the number of registered VARS and increased the number of registered deals. We are focusing on the VARs who are willing to invest in FalconStor.

Strategic Alliances.  FalconStor has agreements with strategic partners to utilize FalconStor products for use in the strategic partners’ special-purpose storage appliances.

OEM Relationships. OEMs collaborate with FalconStor to integrate FalconStor technology into their own product offerings or to resell FalconStor technology under their own label.

FalconStor has relationships with three of the largest and most influential storage vendors in the industry, Dell, Hewlett Packard and Hitachi Data Systems.

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

Although some of FalconStor’s products provide capabilities that put them in competition with products from a number of companies with substantially greater financial resources, FalconStor is not aware of any other software company providing the same level of data protection and recovery speed and capabilities for both physical and virtual infrastructures. FalconStor believes that the principal competitive factors enhancing its marketability include product features such as scalability, high availability, ease of use, price, reliability, hardware/platform neutrality, and customer service and support.

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

INTELLECTUAL PROPERTY

FalconStor’s success is dependent in part upon its proprietary technology. The IPStor platform forms the core of this proprietary technology. FalconStor currently has eighteen patents and numerous pending patent applications; and multiple registered trademarks – including “FalconStor Software” and “IPStor” – and pending trademark applications related to FalconStor and its products.

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

MAJOR CUSTOMERS

For the year ended December 31, 2011, we had no customers that accounted for 10% or more of our total revenues. For the year ended December 31, 2010, we had one customer, EMC Corporation, which accounted for 10% of our total revenues. For the year ended December 31, 2009, we had two customers, EMC Corporation, and Oracle USA (formerly Sun Microsystems), which accounted for 14% and 12%, respectively, of our total revenues. As of December 31, 2011, Hitachi Data Systems’ accounts receivable balance was 11% of our gross accounts receivable balance.  As of December 31, 2010, Hitachi Data Systems’ accounts receivable balance was 13% of our gross accounts receivable balance.

EMPLOYEES

As of December 31, 2011, we had 468 full-time and part-time employees, consisting of 177 in research & development, 157 in sales & marketing, 92 in service, and 42 in general administration. We are not subject to any collective bargaining agreements and believe our employee relations are good.

INTERNET ADDRESS AND AVAILABILTY OF FILINGS

Our internet address is www.falconstor.com. The Company makes available free of charge, on or through its Internet website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or (15)(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company complied with this policy for every Securities Exchange Act of 1934, as amended, report filed during the year ended December 31, 2011.

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

The Company is cooperating fully with the investigations of both the USAO and the SEC and has produced documents responsive to both subpoenas and the additional document request. We intend to produce more documentation, if and when requested by the USAO and the SEC and to continue to cooperate fully with both investigations. In addition, the Company recorded an accrual of $7.5 million for certain costs associated with the possible resolution of the government investigations.

The Company cannot predict the scope, timing, or outcomes of the USAO and SEC investigations, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government contracts, and other remedies and sanctions, any of which could lead to an adverse impact on its credit ratings and ability to obtain financing, an adverse impact on its stock price, loss of additional senior management, the inability to attract or retain key employees, and the loss of customers. In addition, under the law, any illegal acts of its employees may be ascribed to the Company. The Company cannot predict what impact, if any, these matters may have on its business, financial condition, results of operations, and liquidity.

While these investigations are ongoing, the Company is spending substantial resources, both monetary and in human capital, dealing with and responding to the requests of the USAO and the SEC.

We may not be able to resolve the investigations by the United States Attorney’s Office and by the Securities and Exchange Commission in a manner favorable to the Company. We cannot predict whether the reserves we have taken will be adequate to cover any potential fines, penalties or other payments as part of a resolution of the investigations.

We cannot predict the scope, timing, or outcomes of the USAO and SEC investigations, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government contracts, and other remedies and sanctions, and whether we will be able to resolve the investigations in a manner favorable to the Company. For the year ended December 31, 2011 we have accrued a total of $7.5 million for certain costs associated with the possible resolution of the government investigations. This is the amount that we can reasonably estimate now, but there can be no guarantee that this amount will be sufficient to satisfy any fines, penalties or other payments or costs, that might be imposed on us, in addition to any prejudgment interest on such payments.

We are among the defendants in a class action lawsuit by stockholders. We cannot predict the timing or the outcome of these actions, or whether we have adequate insurance to cover our costs and any damages.

We are defendants in a class action lawsuit brought by Company shareholders (the “Class Action”).  The other defendants are James Weber, our former CFO and Vice President for Operations, and the estate of ReiJane Huai.  Mr. Huai was our former Chairman, President and CEO.

The Class Action complaint alleges that the defendants defrauded shareholders by falsely certifying in our SEC filings that they had disclosed any fraud, whether or not material, that involved management or other employees who had a significant role in the registrant’s internal control over financial reporting.  The Class Action complaint alleges that the defendants were in fact aware of fraud.

We have filed a motion to dismiss the complaint.

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

Company shareholders filed actions in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company against the Company, each of the Company’s Directors, Messrs.  Lam and Weber, and the estate of Mr. Huai (the “Derivative Action”). The consolidated amended Derivative Action complaint alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets.

We intend to file a motion to dismiss the Derivative Action.

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

We have had significant turnover in our senior management.

Since September 29, 2010, we have accepted the resignations of our: CEO; CFO; CTO; VP of Sales for North America; VP of Sales and General Manager for Europe, the Middle East and Africa; General Manager of Asia-Pacific; and VP of Global Support.

We have filled these positions with highly qualified individuals with extensive storage and software company experience. However, there can be no guarantee that the new senior management will be able to get up to speed and successfully manage the Company. In addition, with the exception of James P. McNiel, we have no employment agreements with any of our senior management and there can be no assurance that we will be able to retain any or all of the members of the senior management team.

Our revenues from certain key customers have been declining and there is no guarantee that we will be able to replace it.

From 2005 to 2010,  revenue from EMC accounted for 10% or more of our annual revenue.  For 2011, revenue from EMC was less than 10% of our annual revenues and we do not expect that revenue from EMC will be 10% or more of our total revenue at any point in the future.

We are attempting to replace the revenue we formerly received from EMC with revenue from other partners and from our FalconStor-branded solutions, but there is no guarantee that we will be successful in these attempts.

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

We had losses for fiscal years 2011, 2010 and 2009 and we cannot guarantee that we will return to profitability.

We have operated at a loss for each of the past three years.  We are, and have been, attempting to increase revenues and to decrease costs, but there can be no guarantee that we will be profitable again. If our losses continue, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or the research and development activities on which we are dependent.

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

Our next generation products have been delayed, and there can be no guarantee that we will be able to release them in a timely manner.

We had intended to release our next generation products, codenamed “Bluestone,” in 2011. However, our development efforts have been delayed.  We have reviewed our roadmap and we now intend to release our next generation products in stages over the next two years.  It is possible that the development schedule could be delayed again or that we will not be able to develop certain features.  Because our customers expect continuous improvements and innovations, any additional delays in the release of new products could have a material negative impact on our results.

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

Our solutions are complex and are designed to be deployed in large and complex networks. Many of our customers have unique infrastructures, which may require additional professional services in order for our software to work within their infrastructures. Because our products are critical to the networks of our customers, any significant interruption in their service as a result of defects in our product could result in damage to our customers. These problems could cause us to incur significant service and engineering costs, divert engineering personnel from product development efforts and significantly impair our ability to maintain existing customer relationships and attract new customers. In addition, a product liability claim, whether successful or not, would likely be time consuming and expensive to resolve and would divert management time and attention. Further, if we are unable to fix the errors or other problems that may be identified in full deployment, we would likely experience loss of or delay in revenues and loss of market share and our business and prospects would suffer.

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

As of December 31, 2011, Hitachi Data Systems accounts receivable balance was 11% of our gross accounts receivable balance. We currently have no reason to expect that Hitachi Data Systems will fail to pay the amounts invoiced, nor do we have any history of non-payment with Hitachi Data Systems, but the concentration of this receivable means that any failure by Hitachi Data Systems to pay us all or a significant portion of this receivable would have a material impact on us.

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

•	fluctuations in the economy;

•	the timing of securing software license contracts and the delivery of software and related revenue recognition;

•	the seasonality of information technology, including network storage products, spending;

•	the average unit selling price of our products;

•	existing or new competitors introducing better products at competitive prices before we do;

•	our ability to manage successfully the complex and difficult process of qualifying our products with our customers;

•	new products or enhancements from us or our competitors;

•	our ability to release new and innovative products;

•	import or export restrictions on our proprietary technology; and

•	personnel changes.

Many of our expenses are relatively fixed and difficult to reduce or modify. As a result, the fixed nature of our expenses will magnify any adverse effect of a decrease in revenue on our operating results.

Our stock price may be volatile.  `

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended December 31, 2011, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $2.49 and $4.91 per share, and subsequent to December 31, 2011, the closing price has been as low as $2.42 per share. The market price of our common stock may be significantly affected by the following factors:

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

As of December 31, 2011, we held short-term and long-term marketable securities aggregating $21.5 million. We invest in a mixture of corporate bonds, government securities and marketable debt securities, the majority of which are high investment grade, and we limit the amount of credit exposure through diversification and investment in highly rated securities. However, investing in highly rated securities does not entirely mitigate the risk of potential declines in market value. A further deterioration in the economy, including further tightening of credit markets or significant volatility in interest rates, could cause our marketable securities to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

As of December 31, 2011, we had options to purchase 14,456,722 shares of our common stock outstanding, and we had an aggregate of 525,889 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $4.78 per share. We also had 1,747,161 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (8) Share-Based Payment Arrangements to our consolidated financial statements.

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

In 2011, our supply of hardware components was impacted by floods in Thailand. We continually look for alternatives to help mitigate any supply chain disruptions due to natural disasters, terrorist acts or other catastrophic events. However, our failure to mitigate these supply chain disruptions could impact our ability to procure and deliver products to our customers, which could adversely impact our overall financial condition.

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

Since 2009, we have utilized a program to hedge some of our foreign currency risks from time to time. The hedging program will not remove all downside risk and limits the gains we might otherwise receive from currency fluctuations. There can be no assurance that we will be able to enter into future currency hedges on terms acceptable to us (see Note (11) Derivative Financial Instruments to our consolidated financial statements).

Because we conduct operations in China, risks associated with economic, political and social events in China could negatively affect our business and operating results.

China is becoming a significant market for our products and we are increasing our operations in China. In addition to a joint venture with the Chinese Academy of Science, we have OEM agreements with several Chinese companies.  We also have research and development and sales offices in China employing a total of 50 people as of December 31, 2011. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

Our success is dependent upon our proprietary technology. We have eighteen patents issued, and we have multiple pending patent applications, numerous trademarks registered and multiple pending trademark applications related to our products. We cannot predict whether we will receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company’s headquarters are located in an approximately 59,000 square foot facility in Melville, New York.  Offices are also leased for development, sales and marketing personnel, which total an aggregate of approximately 67,000 square feet in Le Chesnay and Toulouse, France; London, UK; Munich, Germany; Taipei and Taichung, Taiwan; Tokyo, Japan; Beijing, Shenzhen, Shanghai, and Hong Kong, China; Seoul, Korea; Kuala Lumpur, Malaysia; North Sydney, Australia; Singapore; and Newport Beach and Fremont, California. Initial lease terms range from one to six years, with multiple renewal options.

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

For the years ended December 31, 2011, 2010, 2009, and 2008 revenues from the customer that employed the individual(s) to whom improper payments were allegedly made totaled $1.3 million, $1.7 million, $7.2 million, and $4.1 million, respectively.

The Company is cooperating fully with the investigations of both the USAO and the SEC and has produced documents responsive to both subpoenas and the additional document request. The Company intends to produce more documentation, if and when requested by the USAO and the SEC and to continue to cooperate fully with both investigations. In addition, the Company recorded an accrual of $7.5 million for certain costs associated with the possible resolution of the government investigations.

The Company cannot predict the scope, timing, or outcomes of the USAO and SEC investigations, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government contracts, and other remedies and sanctions, any of which could lead to an adverse impact on its credit ratings and ability to obtain financing, an adverse impact on its stock price, loss of additional senior management, the inability to attract or retain key employees, and the loss of customers. In addition, under the law, any illegal acts of its employees may be ascribed to the Company. The Company cannot predict what impact, if any, these matters may have on its business, financial condition, results of operations, and liquidity.

Stockholder Litigation

The Company is a defendant in a class action lawsuit brought by Company shareholders (the “Class Action”).  The other defendants are James Weber, our former CFO and Vice President for Operations, and the estate of ReiJane Huai.  Mr. Huai was our former Chairman, President and CEO.

The Class Action complaint alleges that the defendants defrauded shareholders by falsely certifying in our SEC filings that they had disclosed any fraud, whether or not material, that involved management or other employees who had a significant role in the registrant’s internal control over financial reporting.  The Class Action complaint alleges that the defendants were in fact aware of fraud.

The Company has filed a motion to dismiss the complaint.

Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or our by-laws.

The Company cannot predict when the Class Action will be resolved or its outcome. While the Company has insurance policies that it believes covers the Company for the allegations of the Class Action, there can be no assurance that the amount of insurance will be adequate to cover the costs of its defense of the Class Action or any damages that might be awarded against the Company or any defendant(s) to whom we owe indemnification.  The Company’s insurers may deny coverage under the policies.  If the plaintiffs are awarded damages and the Company’s insurance is not adequate to cover the amounts, or its insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on our financial results, our cash flow and our cash reserves.

Company shareholders filed actions in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company against the Company, each of the Company’s Directors, Messrs.  Lam and Weber, and the estate of Mr. Huai (the “Derivative Action”). The consolidated amended Derivative Action complaint alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets.

The Company intends to file a motion to dismiss the Derivative Action.

Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or the Company’s by-laws.

The Company cannot predict when the Derivative Action will be resolved or its outcome. While the Company has insurance policies that it believes covers the Company for the allegations of the Derivative Action, there can be no assurance that the amount of insurance will be adequate to cover the costs of the Company’s defense of the Derivative Action or any damages that might be awarded against it or any defendant(s) to whom the Company owes indemnification. The Company’s insurers may deny coverage under the policies. If the plaintiffs are awarded damages and the Company’s insurance is not adequate to cover the amounts, or the Company’s insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on its financial results, cash flow and cash reserves.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

Market Information

Our Common Stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “FALC”. The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods indicated as reported by Nasdaq:

	2011		2010
	High	Low	High	Low
Fourth Quarter	$3.55	$2.49	$3.37	$2.39
Third Quarter	$4.65	$2.82	$4.06	$2.62
Second Quarter	$4.55	$3.66	$3.50	$2.58
First Quarter	$4.91	$3.22	$4.65	$3.06

Holders of Common Stock

We had approximately 129 holders of record of Common Stock as of February 29, 2012. This does not reflect persons or entities that hold Common Stock in nominee or “street” name through various brokerage firms.

Dividends

We have not paid any cash dividends on our common stock since inception. We expect to reinvest any future earnings to finance growth, and therefore do not intend to pay cash dividends in the foreseeable future. Our board of directors may determine to pay future cash dividends if it determines that dividends are an appropriate use of Company capital.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans not approved by security holders.

	Number of		Number of Securities
	Securities to be	Weighted -	Remaining Available for
	Issued upon	Average exercise	Future Issuance Under
	Exercise of	Price of	Equity Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in Column (a))
	and Rights (1)	and Rights (1)	(1)
Plan Category	(a)	(b)	(c)
Equity compensation
plans approved by
security holders……..	14,982,611	$4.78	1,747,161

(1)
As of December 31, 2011 we had 1,747,161 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Plan is in effect, the number of shares of stock to which options may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. See Note (8) Share-Based Payment Arrangements to our consolidated financial statements for further information.

Common Stock Performance: The following graph compares, for each of the periods indicated, the percentage change in the Company’s cumulative total stockholder return on the Company’s Common Stock with the cumulative total return of a) Morningstar Data Storage companies, a peer group index and b) the Russell 3000 Index, a broad equity market index.

ASSUMES $100 INVESTED ON JANUARY 1, 2007
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2011

	Fiscal Year Ending
	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
FalconStor Software, Inc.	$100.00	$130.17	$32.14	$46.94	$38.73	$29.83
Russell 3000 Index	$100.00	$105.13	$65.91	$84.58	$98.90	$99.92
Morningstar Data Storage	$100.00	$107.26	$51.35	$108.68	$128.88	$116.03

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

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2011	2010 (a)	2009	2008	2007 (b)
	(In thousands, except per share data)

Revenues:
Product revenues	$49,470	$51,905	$61,234	$61,566	$56,535
Support and services revenues	33,400	30,939	28,225	25,459	20,864
Total revenues	82,871	82,844	89,459	87,025	77,399

Cost of revenues:
Product	$8,387	$9,291	$3,390	$2,636	$2,470
Support and service	14,109	13,204	13,677	11,384	8,744
Total cost of revenues	22,496	22,495	17,067	14,020	11,214

Gross profit	$60,374	$60,348	$72,392	$73,004	$66,185

Operating expenses:
Research and development costs	20,221	25,849	26,610	25,150	22,405
Selling and marketing	39,598	40,845	42,255	38,097	29,656
General and administrative	11,697	9,627	9,875	8,746	8,024
Investigation costs	10,257	1,616	--	--	--
Restructuring costs	822	--	--	--	--
Total operating expenses	82,594	77,937	78,740	71,993	60,085

Operating (loss) income	(22,220)	(17,589)	(6,348)	1,012	6,101

Interest and other income (loss)	60	(213)	(128)	1,689	2,329

(Loss) income before income taxes	(22,160)	(17,802)	(6,476)	2,700	8,430

Provision (benefit) for income taxes	1,208	17,574	(3,383)	1,498	(4,312)

Net (loss) income	$(23,368)	$(35,376)	$(3,093)	$1,203	$12,742

Basic net (loss) income per share	$(0.50)	$(0.78)	$(0.07)	$0.03	$0.26

Diluted net (loss) income per share	$(0.50)	$(0.78)	$(0.07)	$0.02	$0.24

Basic weighted average common
shares outstanding	46,649	45,549	44,782	47,859	49,421

Diluted weighted average common
shares outstanding	46,649	45,549	44,782	49,497	53,131

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

CONSOLIDATED BALANCE SHEET DATA:

	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
	(In thousands)
Cash, cash
equivalents and
marketable securities	$37,763	$37,325	$41,783	$42,810	$62,904
Working capital	20,382	35,475	46,097	48,329	71,845
Total assets	73,047	76,545	99,002	96,364	115,182
Long-term obligations	10,285	9,063	6,254	6,192	5,070
Stockholders’ equity	22,817	39,939	66,153	65,076	87,478

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

OVERVIEW

We spent 2011 taking stock of where the Company stands and making changes to position the Company for success going forward.  We also continued to be impacted negatively by the discovery in September, 2010, that improper payments had been made in connection with a customer’s licensing of software from us.

In January 2011, Jim McNiel was named our President and Chief Executive Officer. Mr. McNiel had been serving in those capacities on an interim basis since the discovery of the improper payments.  Throughout the year, we continued to make additional changes to our senior management to put in place a team to lead the Company.  In 2011, we hired new Vice Presidents of Sales for each of our three geographic regions: The Americas; Europe, the Middle East and Africa (“EMEA”); and Asia-Pacific (“APAC”).  We also brought onboard a new Chief Financial Officer and we made a series of changes at the top of our engineering organization.  We will continue to evaluate our current management structure in order to help ensure that we have the appropriate senior management personnel to lead the Company.

The investigations by the United States Attorney’s Office for the Eastern District of New York and by the Securities and Exchange Commission into the Company’s actions regarding the improper payments continued during 2011 and remain unresolved. These investigations take up time and resources, both human capital and money, that we then cannot invest in our core business.  So far, we have incurred over $11.8 million of costs on the investigations related to attorneys’ fees and for certain costs associated with the possible resolustion of the government investigations.

The Company, along with certain current and former officers, directors and employees, and the estate of ReiJane Huai, our former Chairman and CEO, also remains a defendant in a class action lawsuit brought by stockholders and in an action putatively brought derivatively on the Company’s behalf by stockholders. This civil litigation also takes up time and resources. The investigations and the lawsuits are more fully described in Part 1, Item 3 – Legal Proceedings of this annual report on Form 10-K.

In addition to their being distractions from our efforts to promote, market and sell our goods and services, the investigations and the lawsuits could negatively impact the perception that customers or potential customers have of our Company which could reduce our potential revenues. We know that our competitors have tried to use these events against us in the marketplace. We cannot predict how long the external investigations or the stockholder lawsuits will last or what the outcomes will be.

With regard to our business operations, our transition from a company that is dependent on revenue from OEM customers to a company that sells branded products is essentially complete. In 2011, our total revenue from OEM customers declined to less than 20% of our total revenue for the first time since 2003. We are pleased that we have been able to survive a cumulative decrease in total revenues from OEMs over the past two years of approximately $18.0 million (representing successive over 30% annual declines).

Our revenues now come mainly from our FalconStor-branded gateway appliances and complete turn-key appliances with integrated disks, and licenses of our stand-alone software products. The appliances integrate our software with standard hardware configurations. The integrated products were created in response to feedback we received from our resellers and the end users suggested that we could increase sales if we offered turn-key appliances.  This has proven to be correct.

Our product revenues from FalconStor-branded solutions increased 6% over 2010, from $40.6 million to $42.8 million. We are continuing to invest in our FalconStor-branded products and in our channel development and marketing activities. We expect that these investments will result in further increases in FalconStor-branded product revenue in 2012.

Product revenues from OEMs declined 42% from $11.3 million in 2010 to $6.6 million in 2011, however overall revenues did not decrease. For the first time since 2004, EMC did not represent 10% or more of our total revenues.  We do not expect to exit the OEM business entirely. OEMs can be valuable partners for us in a number of ways. Among these are: allowing penetration of markets, both geographical and industry-sector, where we do not have sufficient resources or history; providing feedback on product development and quality; and providing distribution channels for products that we may be de-emphasizing in our FalconStor-branded product line. An OEM relationship in China continues to be a source of revenue to the Company.  We currently do not expect the decline in revenues from OEMs to continue at the same rate in 2012.

An increase in support and services revenues also helped to offset the decline in OEM product revenues.  Support and services revenues increased 8% from $30.9 million in 2010 to $33.4 million in 2011.

Overall, our total revenues, which include products, support and services, for the full year grew less than 1% to $82.9 million in 2011 compared with $82.8 million in 2010.  We currently anticipate that revenue will increase in 2012 compared with 2011.

Net loss for the year was $23.4 million compared with a net loss of $35.4 million in 2010. As discussed more fully below, included in our net loss for the year ended December 31, 2010 was an income tax provision of $17.6 million due to the write-down of certain deferred tax assets. We had stock-based compensation expense – which relates to stock options and restricted stock we grant to employees, officers and directors as part of our incentive compensation plan, and to some consultants as payment for services – of $5.5 million in 2011 and $ 8.7 million in 2010, which is reflected in the net results for each year.

 Typically, we look to operating income as another measure of our progress. This number enables us to measure and to compare our results of operations from one year to the next. Operating loss for 2011 was $22.2 million, compared with operating loss of $17.6 million in 2010. These numbers again include stock-based compensation expense. Included in the operating loss are costs of $10.3 million in 2011 and $1.6 million in 2010 related to costs associated with the ongoing government investigations. Net of these expenses, and costs of the government investigations, we had a significant drop in our operating loss. We attribute this drop primarily to a strategic reduction in headcount we made in 2011. We ended 2011 with 33 fewer employees than at the end of 2010.

After a drop from 2009 to 2010, our gross margins stabilized in 2011.  For both 2011 and 2010, our gross margins were 73%. The drop from 2009 to 2010 was attributable to the shift in sales from OEMs to FalconStor-branded products. Sales of FalconStor-branded turn-key appliances require us to purchase hardware from third-party vendors.  Our margins on the resale of the hardware as part of an appliance are significantly lower than our margins on sales of software-only solutions, particularly sales to OEMs. Because sales of appliances have become the core of our business plan, our margins were bound to decrease.

Operating margin is a measure of operating efficiency. We incur research and development expenses before the product is offered for licensing. These expenses consist primarily of personnel costs for engineering and testing, but also include other items such as the depreciation and amortization of hardware and software used in development. We also have expenses for software support, sales and marketing, and general and administrative functions. Our operating margin decreased in 2011 to (27%), compared with (21%) in 2010. The impact of the investigation costs on operating margin in 2011 and 2010 was equivalent to 12% and 2%, respectively.

The key factors we look to for our future business prospects are:

•	our ability to establish and to expand relationships with resellers, and sales and re-orders by those resellers;

•	growth in deferred revenue;

•	the development and sales of our new products;

•	re-orders from existing customers; and

•	the growth of the overall market for data protection and storage solutions.

We anticipate that in 2012 product revenue by resellers and, to a lesser extent, direct licenses to end users, will continue to grow. We expect to see the results of our investments in new leadership and in our sales force and our marketing teams. We also have instituted, and we will be instituting further, support, training and incentive programs intended to increase sales by resellers.

Many enterprises look to value added resellers or solution providers to assist them in making their information technology purchases. These resellers typically review an enterprise’s needs and suggest a hardware, software, or combined hardware and software solution to fulfill the enterprise’s requirements.

We continue to enhance our reseller program. In 2011, we introduced our “Business Partner” program for our resellers in the Americas and APAC. This program provides enhanced sales collateral, training, and, in some cases, financial incentives, for our resellers. We expect to roll out the Business Partner program in EMEA in 2012.

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

In 2011, we signed agreements with new resellers worldwide. The type of resellers with whom we are signing agreements has continued to evolve. While we still sign agreements with strong local and regional resellers, we have also entered into reseller agreements with national and multi-national resellers who have their own distribution networks. The enhanced distribution and marketing networks offered by these larger resellers should help us to continue to grow our sales.

We also terminated relationships with resellers who we believed were not selling our products at the levels we expected in 2011. We will continue to enter into relationships with resellers and to discontinue relationships with resellers with whom we are not satisfied.

 Our deferred revenues consist primarily of amounts attributable to future support and maintenance of our products. The level of deferred revenue is an important indicator of our success. Maintenance and support for our products is sold for fixed periods of time. Maintenance and support agreements are typically for one year, although some agreements are for terms in excess of one year. If we do not deliver the support needed by end users of our products or by our OEM partners and resellers, then they will not renew their maintenance and support agreements. If end users stop using our products, they also will not renew their maintenance and support agreements. An increase in deferred revenues thus indicates growth in our installed base and end user and OEM satisfaction with our products and our maintenance and support services. Our deferred revenue increased 15% to $27.1 million as of December 31, 2011, compared with $23.5 million as of December 31, 2010. We expect deferred revenue to continue to grow in 2012.

We continued to work to decrease our expenses in 2011. Besides watching our expenditures, we undertook a review of our workforce and made strategic reductions in our headcount. However, due to the costs of the investigation, overall, our operating expenses increased 6% in 2011 from $77.9 million in 2010 to $82.6 million in 2011.

We expect to continue to be affected by seasonality of the information technology business on a quarterly basis. Historically, information technology spending has been higher in the fourth and second quarters of each calendar year, and somewhat slower in the other quarters, particularly the first quarter. Our quarterly results reflected this seasonality in 2011, and we anticipate that our quarterly results for 2012 will show the effects of seasonality as well.

Share-based compensation expense continued to have a negative impact on our earnings in 2011. On an on-going basis we weigh the impact of the expense on our consolidated financial statements against the impact of discontinuing the grant of equity-based compensation to our worldwide workforce. It continues to be our view that the opportunity to participate in the growth of our Company is an important motivating factor for our current employees and a valuable recruiting tool for new employees. We will thus continue to apply the criteria and the methodology we have used in the past to determine grants of stock options or other equity-based compensation to our employees. For the management of our business and the review of our progress, we will continue to look to our results before share-based compensation expense. We will use these non-GAAP financial measures in making operating decisions because they measure the results of our day-to-day operations and because they provide a more consistent basis for evaluating and comparing our results across different periods.

The primary risks to our success come from the government investigations and product development.  For more information the risks we face, please see Part I, Item 1A, Risk Factors, of this filing.

The government investigations into the improper payments to a customer present risks to the Company for the following reasons. First, we do not know what fines, penalties or other economic sanctions will be imposed on the Company. We have accrued $7.5 million for certain costs associated with the possible resolution of the government investigations, but there is no assurance that this amount will be enough. If the actual number is higher, it will leave us with less money to invest in our business which could cause us to have to forego important hiring, development activities, acquisitions of companies or technology, or investments in infrastructure. If the amount is high enough, it could cause customers and partners to worry whether we will continue in business. Our customers rely on us to provide ongoing support of our products. If the Company is in a precarious financial state, they could be reluctant to license our products for fear that we will not be around to support the products in the future.

Second, the government investigations are a distraction to our core business. The time our management team spends on the investigations is time that they cannot spend on running our business.

Third, our competitors have used, and likely will continue to use, the pending investigations as a tool against us in the marketplace.

In terms of product development, we need to provide a continuing series of new products and improvements to existing products. Innovation in the data protection market is key to survival. Customers expect that data protection software will become both more capable and easier to manage over time. If we are unable to deliver new, innovative products in a reasonable time frame, we will fall behind our competitors.  Innovation requires adequate resources and the right people. If we do not have enough resources or the right people, we will fall behind.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2010

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

Total revenues for the year ended December 31, 2011 increased less than 1% to $82.9 million, compared with $82.8 million for the year ended December 31, 2010. During 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 global positions from various departments and a satellite facility. The restructuring charges totaled approximately $0.8 million and have been segregated from each of the respective expense line items and are included within “restructuring costs” in our consolidated statement of operations. Our cost of revenues remained consistent at $22.5 million for both the years ended December 31, 2011 and December 31, 2010. Included in our cost of revenues for the years ended December 31, 2011 and 2010 was $0.5 million and $1.1 million, respectively, of share-based compensation expense. Our operating expenses increased 6% from $77.9 million for the year ended December 31, 2010 to $82.6 million for the year ended December 31, 2011. Included in the operating results for the year ended December 31, 2011 were (i) $0.8 million of restructuring costs, and (ii) $10.3 million of costs associated with the ongoing government investigations that commenced during the second half of 2010. The $10.3 million was comprised of $2.8 million of legal fees, and an accrual of $7.5 million for certain costs associated with the possible resolution of the government investigations. Included in the operating results for the year ended December 31, 2010 was $1.6 million of costs associated with the government investigations. The $1.6 million was comprised completely of legal fees. In addition, included in our operating expenses for the year ended December 31, 2011 and 2010 were $5.1 million and $7.5 million, respectively, of share-based compensation expense. Net loss for the year ended December 31, 2011 was $23.4 million, compared with a net loss of $35.4 million for the year ended December 31, 2010. Included in our net loss for the year ended December 31, 2011 was an income tax provision of $1.2 million, compared with an income tax provision of $17.6 million for the year ended December 31, 2010. The income tax provision of $1.2 million was primarily attributable to the impact of our effective tax rate on our pre-tax losses for the year ended December 31, 2011. The income tax provision of $17.6 million recorded during the year ended December 31, 2010, was the result of a full valuation allowance recorded on substantially all of our existing domestic deferred tax assets as a result of our inability to utilize our domestic deferred tax assets on a more-likely-than-not basis in future periods.

Overall, the marginal increase in total revenues was primarily due to an increase in support and service revenues for the year ended December 31, 2011, compared with the same period in 2010. In total, our product revenues decreased 5%. Product revenues from our non-OEM partners increased 6%, while product revenues from our OEM partners decreased 42% for the year ended December 31, 2011, compared with the same period in 2010. The overall increase in our non-OEM product revenues was primarily attributable to the continued focus and emphasis on our FalconStor-branded business. However, throughout 2011, the Company experienced several disruptions which adversely impacted our non-OEM product revenue growth. First, during the first half of 2011, our North American sales organization was in a period of transition. We recruited substantially an entire new sales team which led to lower than anticipated product revenues from North America during this period due to the time required to develop and train a new sales force. Second, during mid-2011, our European operations were impacted as a result of the ongoing uncertainties and disruptions in the overall European economy, and changes in senior management of the European operations. Finally, the ongoing government investigations and uncertainties surrounding the potential outcome of these investigations all adversely impacted our overall non-OEM product revenue growth. In addition, as anticipated, our OEM product revenues continued to decline, as a result of merger and acquisition activity involving some of our historically major OEM partners that began in 2009 and which we have previously reported. We do not anticipate that any of our OEM partners will contribute over 10% of our annual revenues in any period in the near term. However, because of our well-established installed customer base, support and services revenues continued to grow and have not been as significantly impacted by the disruptions in our OEM business.

Overall, our total operating expenses increased $4.7 million, or 6% to $82.6 million for the year ended December 31, 2011, as compared with $77.9 million for the same period in 2010. This increase was primarily due to additional costs of (i) $8.6 million associated with the ongoing government investigations, and (ii) $0.8 million of restructuring costs incurred during the year ended December 31, 2011 as compared with the same period in 2010. Although we incurred over $9.5 million of additional costs during 2011, we were successful in reducing costs in other aspects of our business with declines in our overall salary and personnel costs as part of our continued cost savings initiatives and focus on achieving improved operational efficiencies, as well as lower share-based compensation expense. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook.

Revenues

	Year Ended December 31,
	2011	2010
Revenues:
Product revenue	$49,470,139	$51,905,096
Support and services revenue	33,400,463	30,938,650

Total Revenues	$82,870,602	$82,843,746

Year-over-year percentage growth
Product revenue	-5%	-15%
Support and services revenue	8%	10%

Total percentage growth	0%	-7%

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

Product revenue decreased 5% from $51.9 million for the year ended December 31, 2010 to $49.5 million for the year ended December 31, 2011. These amounts are net of a benefit of $0.7 million recognized during the year ended December 31, 2011, compared with an expense of $0.7 million in the same period in 2010, resulting from the impact of our collections of previously reserved accounts receivable. Product revenue represented 60% and 63% of our total revenues for the year ended December 31, 2011 and 2010, respectively. Product revenues from our non-OEM partners increased 6%, while product revenues from our OEM partners decreased 42% for the year ended December 31, 2011, compared with the same period in 2010. The overall increase in our non-OEM product revenues was primarily attributable to the continued focus and emphasis on our FalconStor-branded business. However, throughout 2011, the Company experienced several disruptions which adversely impacted our non-OEM product revenue growth. First, during the first half of 2011, our North American sales organization was in a period of transition. We recruited substantially an entire new sales team which led to lower than anticipated product revenues from North America during this period due to the time required to develop and train a new sales force. Second, during mid-2011, our European operations were impacted as a result of the ongoing uncertainties and disruptions in the overall European economy. Finally, the ongoing government investigations and uncertainties surrounding the potential outcome of these investigations all adversely impacted our overall non-OEM product revenue growth. Additionally, as anticipated, our OEM product revenues continued to decline, as a result of merger and acquisition activity involving some of our historically major OEM partners that began in 2009 and which we have previously reported. We do not anticipate that any of our OEM partners will contribute over 10% of our annual revenues for the foreseeable future. Product revenue from our non-OEM partners represented 87% and 78% of our total product revenue for the year ended December 31, 2011 and 2010, respectively. Product revenue from our OEM partners represented 13% and 22% of our total product revenue for the year ended December 31, 2011and 2010, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook. We anticipate that our investments in the FalconStor-branded business will result in our non-OEM generated product revenue growing at a greater rate in future years when compared to our OEM generated product revenue.

Support and services revenue

Support and services revenue is comprised of (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Support and services revenue increased 8% from $30.9 million for the year ended December 31, 2010 to $33.4 million for the year ended December 31, 2011.

The increase in support and services revenue was primarily attributable to maintenance and technical support services, which increased from $27.6 million for the year ended December 31, 2010 to $30.3 million for the same period in 2011. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire.

Professional services revenues decreased from $3.3 million for the year ended December 31, 2010 to $3.1 million for the same period in 2011. The professional services revenue varies from period to period based upon (i) the number of integrated solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that were completed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our integrated solutions.

Cost of Revenues

	Year Ended December 31,
	2011	2010
Cost of revenues:
Product	$8,386,864	$9,291,236
Support and service	14,109,303	13,204,089
Total cost of revenues	$22,496,167	$22,495,325

Total Gross Profit	$60,374,435	$60,348,421

Gross Margin:
Product	83%	82%
Support and service	58%	57%
Total gross margin	73%	73%

Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of purchased and capitalized software, shipping and logistics costs, and share-based compensation expense. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, and share-based compensation expense. Cost of product revenue for the year ended December 31, 2011 decreased $0.9 million, or 10%, to $8.4 million, compared with $9.3 million for the same period in 2010. The decrease in cost of product revenue was primarily attributable to (i) decreased hardware and shipping costs as the result of the 5% decline in product revenues, and (ii) decreased amortization of purchased software costs during the year ended December 31, 2011 compared with the same period in 2010. Our cost of support and service revenues for the year ended December 31, 2011 increased $0.9 million, or 7%, to $14.1 million compared with $13.2 million for the same period in 2010. The increase in cost of support and service revenue is primarily related to costs associated with the hiring of management for both our support and services divisions, as well as an overall change in the mix of our headcount within support and services as compared with the same period in 2011.

Total gross profit remained consistent at approximately $60.4 million for each of the years ended December 31, 2011 and 2010. Total gross margin also remained consistent at 73% for each of the years ended December 31, 2011 and 2010. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of revenue for both the years ended December 31, 2011 and December 31, 2010. Share-based compensation expense included in the cost of support and service revenue decreased to $0.5 million from $1.1 million for the years ended December 31, 2011 and December 31, 2010, respectively. Share-based compensation expense related to cost of support and service revenue was equal to 1% for both the years ended December 31, 2011 and 2010, respectively.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development personnel, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $5.6 million, or 22%, to $20.2 million for the year ended December 31, 2011 from $25.8 million in the same period in 2010. The decrease in research and development costs was primarily the result of (i) a decline in salary and personnel costs, including share-based compensation expenses, as a result of lower research and development headcount, and (ii) an increase of approximately $0.9 million related to the capitalization of costs associated with software development. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $1.3 million from $3.0 million for the years ended December 31, 2011 and December 31, 2010, respectively. Share-based compensation expense included in research and development costs was equal to 2% and 4% of total revenue for the years ended December 31, 2011 and 2010, respectively.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $1.2 million, or 3%, to $39.6 million for the year ended December 31, 2011 from $40.8 million for the same period in 2010. The decrease in selling and marketing expenses was primarily due to lower headcounts, specifically within North America, during the first half of 2011, as the result of a transition within the North American sales force.  These decreases were offset in part by the costs associated with the recruitment and hiring of (i) additional sales management in all of our regions, and (ii) costs related to the increased sales and sales support personnel within North America. Share-based compensation expense included in selling and marketing decreased to $2.0 million from $3.4 million for the years ended December 31, 2011 and 2010, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 2% and 4% of total revenue for the years ended December 31, 2011and 2010, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased $2.1 million, or 22%, to $11.7 million for the year ended December 31, 2011 from $9.6 million for the same period in 2010. The overall increase within general and administrative expenses related to increases in (i) personnel related costs, and (ii) various administrative costs. Share-based compensation expense included in general and administrative expenses increased to $1.7 million from $1.2 million for the years ended December 31, 2011 and 2010, respectively. Share-based compensation expense included in general and administrative expenses was equal to 2% and 1% of total revenue for the years ended December 31, 2011and 2010, respectively.

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

Investigation costs for the year ended December 31, 2011, totaled $10.3 million, which consisted of $2.8 million of legal and professional fees, and an accrual of $7.5 million for certain costs associated with the possible resolution of the government investigations. Investigation costs for the year ended December 31, 2010, totaled $1.6 million, which related to legal and professional fees. See Part I, Item 3 – Legal Proceedings of this annual report on Form 10-K, for a more detailed description of the investigations.

We expect that our operating expenses will continue to be adversely impacted during 2012 due to professional and service provider fees, and other costs, resulting from the ongoing external investigations and stockholder lawsuits.

Restructuring costs

During 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 global positions from various departments and a satellite facility (the “2011 Plan”). These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and drive operational efficiencies. The total amounts incurred with respect to severance and facilities abandonment under the 2011 Plan were $0.8 million and less than $0.1 million, respectively. Actions under the 2011 Plan were substantially completed by the end of the third quarter of 2011. For further information, refer to Note (13) Restructuring Costs, to our consolidated financial statements.

Interest and other income (loss)

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of December 31, 2011, our cash, cash equivalents, and marketable securities totaled $37.8 million, compared with $37.3 million as of December 31, 2010. Interest and other income (loss) increased $0.3 million to $0.1 million for the year ended December 31, 2011, compared with ($0.2) million for the same period in 2010. The increase in interest and other income (loss) was primarily due to foreign currency losses of $0.1 million incurred during the year ended December 31, 2011 compared with foreign currency losses of $0.3 million for the same period in 2010.

Income Taxes

Our provision for income taxes consists of U.S., state and local, and foreign taxes. For the year ended December 31, 2011, we recorded an income tax provision of $1.2 million on our pre-tax loss of $22.2 million, consisting of primarily state and local and foreign taxes. For the year ended December 31, 2010, we recorded an income tax provision of $17.6 million. During 2010, we concluded that our domestic deferred tax assets were no longer realizable on a more-likely-than-not basis, therefore, we recorded a discrete item of approximately $16.3 million related to an increase in a valuation allowance on our domestic deferred tax assets previously recognized. During the year ended December 31, 2011, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our net domestic deferred tax assets for the full year 2011.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2010 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2009

Revenues for the year ended December 31, 2010 decreased 7% to $82.8 million compared with $89.5 million for the year ended December 31, 2009. Our cost of revenues increased 32% from $17.1 million for the year ended December 31, 2009 to $22.5 million for the year ended December 31, 2010. Included in our cost of revenues for the years ended December 31, 2010 and 2009 were $1.1 million and $1.6 million, respectively, of share-based compensation expense. Our operating expenses decreased 1% from $78.7 million for the year ended December 31, 2009 to $77.9 million for the year ended December 31, 2010. Included in our operating expenses for the years ended December 31, 2010 and 2009 were $7.5 million and $7.3 million, respectively, of share-based compensation expense. In addition, we incurred approximately $1.6 million of legal and professional fees resulting from the government investigations that commenced during the third quarter of 2010 and from stockholder lawsuits that were filed in the fourth quarter of 2010. Net loss for the year ended December 31, 2010 was $35.4 million compared with a net loss of $3.1 million for the year ended December 31, 2009. Included in our net loss for the year ended December 31, 2010 was an income tax provision of $17.6 million, compared with an income tax benefit of $3.4 million for the same period in 2009. During 2010, as part of our income tax provision, we recorded $16.3 million in connection with a valuation allowance on substantially all of our existing deferred tax assets due to our determination during the year that we would not utilize our deferred tax assets on a more-likely-than-not basis in future periods. The $3.4 million income tax benefit recorded during the year ended December 31, 2009, was primarily attributable to (i) a benefit of $1.4 million related to research and development credits we recognized during 2009, and (ii) the impact of our full year effective tax rate on our pre-tax losses for 2009.

Our overall 7% decline in revenues was primarily due to a significant decrease in our product revenue. This decline was partially offset by increases in our support and services revenues for the year ended December 31, 2010, compared with the same period in 2009. Our product revenues from our non-OEM partners increased 1%, while our product revenues from our OEM partners decreased 48%, for the year ended December 31, 2010, compared with the same period in 2009. Although, we had one transaction that accounted for 12% of the total non-OEM product revenue for the year ended December 31, 2009, our non-OEM product revenue still increased in 2010 as a result of our ongoing focus on the FalconStor-branded business for the year ended December 31, 2010. The decrease in our OEM product revenues continues to result primarily from the merger and acquisition activity that commenced during 2009 that affected some of our key OEM partners, specifically, EMC and Oracle USA (formerly Sun Microsystems). Historically, both EMC and Sun Microsystems each represented over 10% of our annual revenues. We do not anticipate that revenues from either OEM partner will return to their historical peaks, which resulted in our continued and ongoing focus of the non-OEM FalconStor-branded business. However, because of our well-established installed customer base, support and services revenues continued to grow and were as significantly impacted by the disruptions in our OEM channel.

Our operating expenses decreased. Commencing in the second quarter of 2010, we implemented expense controls and put new restrictions on new hires. We began to recognize the benefits of these cost savings initiatives, but the full impact of these initiatives was not yet recognized on a full year basis.  Our worldwide headcount was 501 employees as of December 31, 2010, compared with 542 employees as of December 31, 2009.

Revenues

	Year Ended December 31,
	2010	2009
Revenues:
Product revenue	$51,905,096	$61,234,075
Support and services revenue	30,938,650	28,225,106

Total Revenues	$82,843,746	$89,459,181

Year-over-year percentage growth
Product revenue	-15%	-1%
Support and services revenue	10%	11%

Total percentage growth	-7%	3%

Product revenue

Product revenue decreased 15% from $61.2 million for the year ended December 31, 2009 to $51.9 million for the year ended December 31, 2010. Product revenue represented 63% and 68% of our total revenues for the years ended December 31, 2010 and 2009, respectively. The decrease in product revenue was primarily attributable to a decline of 48% in product revenue from our OEM partners for the year ended December 31, 2010, compared with the same period in 2009. This decrease was offset partially by an increase in our non-OEM product revenues of 1% for the year ended December 31, 2010, compared with the same period in 2009. We had one transaction that accounted for 12% of the total non-OEM product revenue for the year ended December 31, 2009. While this one transaction was not repeated in 2010, the absence of this revenue was offset in 2010 by increases in our non-OEM product revenues as a result of our ongoing focus on the FalconStor-branded business. The decrease in our OEM partner product revenue was primarily attributable to the impact of merger and acquisition activity involving some of our key OEM partners that commenced during 2009. We do not anticipate that revenues from these OEM partners will return to their historical peaks. Product revenue from our non-OEM partners represented 78% and 67% of our total product revenue for the years ended December 31, 2010 and 2009, respectively. Product revenue from our OEM partners represented 22% and 33% of our total product revenue for the years ended December 31, 2010 and 2009, respectively.

Support and services revenue

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

Cost of revenues, gross profit and gross margin

Cost of product revenue for the year ended December 31, 2010 increased $5.9 million, or 174%, to $9.3 million compared with $3.4 million for the same period in 2009. The increase in cost of product revenue was primarily due to the increased hardware costs associated with our new focus in 2010 on selling FalconStor-branded integrated turn-key solutions. Our cost of support and service revenues for the year ended December 31, 2010 decreased $0.5 million, or 3%, to $13.2 million compared with $13.7 million for the same period in 2009. The decrease in cost of support and service revenue is primarily related to cost savings controls and new restrictions on new hires that were implemented during the second quarter of 2010.

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

Operating Expenses

Research and Development Costs

Research and development costs decreased $0.8 million, or 3%, to $25.8 million for the year ended December 31, 2010 from $26.6 million in the same period in 2009. The decrease in research and development costs was primarily the result of cost savings controls and new restrictions on new hires that were implemented during the second quarter of 2010. Share-based compensation expense included in research and development costs totaled $3.0 million for both the years ended December 31, 2010 and December 31, 2009. Share-based compensation expense included in research and development costs was equal to 4% of revenue for the years ended December 31, 2010 and 3% for the same period in 2009.

Selling and Marketing

Selling and marketing expenses decreased $1.4 million, or 3%, to $40.8 million for the year ended December 31, 2010, from $42.3 million for the same period in 2009. The decrease in selling and marketing expenses was primarily due to (i) lower commissions paid as a result of a 7% decline in total revenue, and (ii) lower salary and personnel related costs as a result of the decline in total sales and marketing personnel. Share-based compensation expense included in selling and marketing expenses increased to $3.4 million from $3.1 million for the years ended December 31, 2010 and December 31, 2009, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 4% of revenue for the years ended December 31, 2010 and 3% for the same period in 2009.

General and Administrative

General and administrative expenses decreased $0.2 million, or 3%, to $9.6 million for the year ended December 31, 2010 from $9.9 million for the same period in 2009. The decrease in general and administrative expenses was primarily related to cost savings controls and new restrictions on new hires that were implemented during the second quarter of 2010. Share-based compensation expense included in general and administrative expenses increased to $1.2 million from $1.1 million for the years ended December 31, 2010 and December 31, 2009, respectively. Share-based compensation expense included in general and administrative expenses was equal to 1% of revenue for both the years ended December 31, 2010 and December 31, 2009.

Investigation costs

Investigation costs for the year ended December 31, 2010, totaled $1.6 million, which related to legal and professional fees. See Part I, Item 3 – Legal Proceedings of this annual report on Form 10-K, for a more detailed description of the investigations.

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

Income Taxes

For the year ended December 31, 2010, we recorded an income tax provision of $17.6 million, compared with an income tax benefit of $3.4 million for the same period in 2009. During 2010, we concluded that we could no longer realize substantially all of our deferred tax assets on a more-likely-than-not basis and recorded a discrete item of approximately $16.3 million related to an increase in a valuation allowance on our domestic deferred tax assets previously recognized. During 2009, we recorded an income tax benefit of $3.4 million which was primarily attributable to (i) a benefit of $1.4 million which resulted from previously unrecognized tax benefits in connection with our completion of a research and development study finalized during 2009, and (ii) the impact of our full year effective tax rate on our pre-tax losses for 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow information is as follows:

	Years Ended December 31,
	2011	2010	2009
Cash provided by (used in):
Operating activities	$3,138,766	$(1,728,504)	$8,806,491
Investing activities	(5,400,465)	3,634,373	(11,019,560)
Financing activities	920,106	409,889	(3,826,699)
Effect of exchange rate changes	(243,268)	(225,731)	(571,939)

Net (decrease) increase in cash and cash equivalents	$(1,584,861)	$2,090,027	$(6,611,707)

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balance as of December 31, 2011 totaled $37.8 million, as compared with $37.3 million as of December 31, 2010. Cash and cash equivalents totaled $16.3 million and marketable securities totaled $21.5 million at December 31, 2011. As of December 31, 2010, we had $17.8 million in cash and cash equivalents and $19.5 million in marketable securities.

Since the end of 2010, and throughout 2011, we have been in a period of transition, specifically in North America, which included various management changes and changes within our North American sales force infrastructure. In addition, during the third quarter of 2011, we completed a restructuring that was composed of a workforce reduction of approximately 25 global positions from various departments and a satellite facility. These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and drive operational efficiencies (see Note (13) Restructuring Costs to our consolidated financial statements for further information.) We continue to evaluate the appropriate headcount levels to properly align all of our resources with our current and long-term outlook. We will continue to focus on bringing our expense structure in line with our current revenue levels, which we expect will provide a positive impact on our operating results. We will continue to make investments in capital expenditures. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may use our cash for these purposes. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such license purchases or acquisitions.

As discussed further in Part I,  Item 3 – Legal Proceedings of this annual report on Form 10-K, we are currently under investigations by the United States Attorney’s Office and the Securities and Exchange Commission and we are named in multiple stockholder lawsuits. We have incurred, and we will continue to incur, significant expenses, primarily for legal counsel and legal services providers, due to the ongoing government investigations. As of the date of this filing, we have accrued $7.5 million for certain costs associated with the possible resolution of the government investigations, but there is no assurance that this amount will be sufficient to cover the final settlement amount. While these investigations will likely decrease our sources of liquidity, we cannot predict the scope, timing, or outcome of such legal proceedings, nor can we predict what impact, if any, these matters may have on our business, financial condition, results of operations, and statement of cash flow.

We currently do not have any debt and our only significant commitments are related to our employment agreement with James P. McNiel, our President and Chief Executive Officer and our office leases.

At various times from October 2001 through February 2009 our Board of Directors has authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. We did not repurchase any of our outstanding common stock during the years ended December 31, 2011 and December 31, 2010. During 2009, we repurchased 1,181,185 shares of our common stock in open market purchases at an aggregate purchase price of $4.0 million. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. As of December 31, 2011, we had the authority to repurchase an additional 5,994,765 shares of our common stock based upon our judgment and market conditions. See Note (7) Stockholders’ Equity to our consolidated financial statements for further information.

Net cash provided by (used in) operating activities totaled $3.1 million, ($1.7) million and $8.8 million for the years ended December 31, 2011, 2010, and 2009, respectively. The changes in net cash provided by (used in) operating activities for each of the years ended December 31, 2011, 2010 and 2009 is the result of recording a net loss of $23.4 million, $35.4 million and $3.1 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to deferred income taxes and provision for returns and doubtful accounts; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivables, inventory, accounts payable, accrued expenses and deferred revenues. Cash outflows from operating activities were also impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options.

Net cash provided by (used in) investing activities totaled ($5.4) million, $3.6 million and ($11.0) million for the years ended December 31, 2011, 2010, and 2009, respectively. Included in investing activities for each year are the sales and purchases of our marketable securities. These represent the sales, maturities and reinvesting of our marketable securities. The net cash provided by investing activities from the net sales (purchases) of securities was ($2.0) million, $6.6 million and ($5.6) million for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts will fluctuate from year to year depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $2.2 million, $2.7 million and $4.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The cash used in software development costs which were capitalized was $1.0 million, $0.1 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. The cash used to purchase software licenses was $1.0 million for the year ended December 31, 2009. We did not have any significant purchases of software licenses during the years ended December 31, 2011 and 2010. We continually evaluate potential software license purchases and acquisitions, and we may continue to make similar investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

Net cash provided by (used in) financing activities totaled $0.9 million, $0.4 million and ($3.8) million for the years ended December 31, 2011, 2010, and 2009, respectively. Cash inflows from financing activities primarily result from proceeds received from the exercise of stock options. We received proceeds from the exercise of stock options of $0.9 million, $0.4 million and $35,000 in 2011, 2010, and 2009, respectively. Cash outflows from financing activities resulted from the repurchase of our outstanding common stock. We did not repurchase any of our common stock during the years ended December 31, 2011 and 2010. During 2009, we repurchased 1.2 million shares of our common stock at an aggregate purchase price of $4.0 million. Cash inflows from financing activities were also impacted by the tax benefits recognized as a result of excess stock-based compensation deductions and exercises of stock options during 2009.

As discussed in Note (4) Fair Value Measurements to our consolidated financial statements, we utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we hold.

As of both December 31, 2011 and December 31, 2010, $0.7 million (at par value), respectively, of our investments was comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. Over the past three years we have experienced failed auctions on our auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 - 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our consolidated balance sheet at both December 31, 2011 and December 31, 2010.

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

As of December 31, 2011, we recorded a cumulative temporary decline in fair value of approximately $89,000 in accumulated other comprehensive loss. As of December 31, 2010, we recorded a cumulative temporary decline in fair value of approximately $121,000 in accumulated other comprehensive loss. During 2010, $700,000 of our auction rate securities were called by the issuer at par value. We believe that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, we will record a charge to earnings in the period of determination.

Our holdings of auction rate securities (at par value) represented approximately 2% of our cash, cash equivalents, and marketable securities balance as of each of  December 31, 2011 and December 31, 2010,  which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the decline in fair value deemed to be temporary is primarily due to liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

We have an operating lease covering our corporate office facility that expires in February 2017. The Company has the option to terminate the lease as of the last date of each month between August 31, 2013 and February 28, 2014, on nine month’s prior written notice. We also have several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2012 through 2014. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2011:

Year ending December 31,

2012	$2,703,080
2013	1,882,783
2014	1,616,995
2015	1,456,434
2016	1,500,127
Thereafter	251,927
$9,411,346

In addition, as of December 31, 2011, our liability for uncertain tax positions totaled $2.3 million.  Due to the uncertainty relating to the timing of future payments, such amounts are not presented in the above schedule.

We believe that our current balance of cash, cash equivalents and marketable securities, and our expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Part I, Item 1A - Risk Factors.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, goodwill and other intangible assets, software development costs, and fair value measurements.

Revenue Recognition. We recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition. Product revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract, a customer purchase order, and/or a royalty report summarizing software licenses sold for each software license resold by an OEM, distributor or solution provider to an end user. Product fees are fixed and determinable as our standard payment terms range from 30 to 90 days, depending on regional billing practices, and we have not provided any of our customers with extended payment terms during the year ended December 31. When a customer purchases our integrated solutions and/or licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance for its fair value based on the contractual optional maintenance renewal rate.

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. Due to cash collections of previously reserved accounts receivable balances during the year ended December 31, 2011, we recorded a net expense of approximately $0.1 million as compared with a net expense of approximately $1.2 million and $3.2 million for the years ended December 31, 2010 and 2009, respectively. These amounts are included within our consolidated statement of operations in each respective year. Historically, we have experienced a somewhat consistent level of write-offs and returns as a percentage of revenue due to our customer relationships, contract provisions and credit assessments. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

Income Taxes. In accordance with the authoritative guidance issued by the FASB on income taxes, we regularly evaluate our ability to recover deferred tax assets, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In determining the period in which related tax benefits are realized for financial reporting purposes, excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted.

We account for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return, should be recorded in the financial statements. Pursuant to the authoritative guidance, we may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, the authoritative guidance addresses de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures.

Accounting for Share-Based Payments. As discussed further in Note (8) Share-Based Payment Arrangements, to our consolidated financial statements, we account for share-based awards in accordance with the authoritative guidance issued by the FASB on stock compensation.

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2011, 2010 and 2009 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

Goodwill and Other Intangible Assets. As discussed further in Note (1) Summary of Significant Accounting Policies, to our consolidated financial statements, we account for goodwill and other intangible assets in accordance with the authoritative guidance issued by the FASB on goodwill and other intangibles. The authoritative guidance requires an impairment-only approach to accounting for goodwill and other intangibles with an indefinite life. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of each of our fiscal years.

As of each of December 31, 2011 and December 31, 2010, we had $4.2 million of goodwill.  As of each of December 31, 2011 and December 31, 2010, we had $0.2 million and $0.4 million (net of amortization), respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of December 31, 2011 and December 31, 2010, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

Software Development Costs. As discussed further in Note (1) Summary of Significant Accounting Policies, to our consolidated financial statements, we account for software development costs in accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased or marketed.

As of December 31, 2011 and December 31, 2010, we had $1.0 million and $0.1 million, respectively, of software development costs, net of amortization. The authoritative guidance requires that the costs associated with the development of new software products and enhancements to existing software products be expensed as incurred until technological feasibility of the product has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenues from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenues related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenues could impact the recovery of our capitalized software development costs.  We amortize software development costs using the straight-line method.

Fair Value Measurement. As discussed further in Note (4) Fair Value Measurements, to our consolidated financial statements, we determine fair value measurements of both financial and nonfinancial assets and liabilities in accordance with the authoritative guidance issued by the FASB on fair value measurements and disclosures.

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using an undiscounted cash flow analysis, a non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant as of December 31, 2011 and December 31, 2010.

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

Impact of Recently Issued Accounting Pronouncements

See Item 8 of Part II, Consolidated Financial Statements – Note (1) Summary of Significant Accounting Policies – New Accounting Pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $37.8 million as of December 31, 2011. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 40% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at December 31, 2011.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the years ended December 31, 2011, 2010 and 2009, approximately 56%, 45% and 40%, respectively, of our sales were from outside the United States. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. dollar versus the Euro, Japanese yen, the New Taiwanese Dollar, Korean won, and to a lesser extent the Canadian dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the remeasurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at December 31, 2011, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.1 million. Since 2009, we began entering into foreign currency hedges, and from time to time will use such financial instruments to minimize our exposure to changes in certain foreign currency exchange rates on the balance sheet (see Note (11) Derivative Financial Instruments, to our consolidated financial statements). The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have audited the accompanying consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FalconStor Software, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FalconStor Software, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report, dated March 13, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Melville, New York,
March 13, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have audited FalconStor Software, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FalconStor Software, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FalconStor Software, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2011and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 13, 2012, expressed an unqualified opinion on those consolidated financial statements.

   /s/  KPMG LLP

Melville, New York
March 13, 2012

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$16,257,694	$17,842,555
Marketable securities	20,894,328	18,903,635
Accounts receivable, net of allowances of $1,723,679 and $3,242,458, respectively	19,314,789	23,286,660
Prepaid expenses and other current assets	1,912,831	1,576,213
Inventory	1,769,007	1,409,659
Deferred tax assets, net	177,798	-

Total current assets	60,326,447	63,018,722

Property and equipment, net of accumulated depreciation of $17,797,835 and $19,468,420, respectively	4,364,180	5,796,013
Long-term marketable securities	611,082	578,643
Deferred tax assets, net	217,771	235,197
Software development costs, net	1,001,530	140,832
Other assets, net	2,183,973	2,238,393
Goodwill	4,150,339	4,150,339
Other intangible assets, net	191,572	387,222

Total assets	$73,046,894	$76,545,361

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,883,844	$1,455,013
Accrued expenses	17,609,766	9,109,424
Deferred revenue, net	19,450,966	16,979,455
Total current liabilities	39,944,576	27,543,892

Other long-term liabilities	2,587,327	2,507,169
Deferred revenue, net	7,698,053	6,555,437

Total liabilities	50,229,956	36,606,498

Commitments and Contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized, none issued	--	--
Common stock - $.001 par value, 100,000,000 shares authorized, 54,931,397 and 54,147,234 shares issued, respectively and 46,926,162 and 46,141,999 shares outstanding, respectively	54,931	54,147
Additional paid-in capital	157,321,564	150,884,184
Accumulated deficit	(85,925,798)	(62,557,515)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,717,420)	(1,525,614)

Total stockholders' equity	22,816,938	39,938,863
Total liabilities and stockholders' equity	$73,046,894	$76,545,361

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009

Revenues:
Product revenues	$49,470,139	$51,905,096	$61,234,075
Support and services revenues	33,400,463	30,938,650	28,225,106
Total revenues	82,870,602	82,843,746	89,459,181

Cost of revenues:
Product	$8,386,864	$9,291,236	$3,390,065
Support and service	14,109,303	13,204,089	13,676,740
Total cost of revenues	22,496,167	22,495,325	17,066,805
Gross profit	$60,374,435	$60,348,421	$72,392,376

Operating expenses:
Research and development costs	20,220,558	25,849,374	26,609,986
Selling and marketing	39,597,590	40,844,909	42,255,099
General and administrative	11,696,512	9,626,464	9,875,254
Investigation costs	10,257,388	1,616,241	-
Restructuring costs	822,320	-	-
Total operating expenses	82,594,368	77,936,988	78,740,339
Operating loss	(22,219,933)	(17,588,567)	(6,347,963)

Interest and other income (loss), net	59,982	(213,079)	(127,803)

Loss before income taxes	(22,159,951)	(17,801,646)	(6,475,766)

Provision (benefit) for income taxes	1,208,332	17,573,975	(3,383,061)

Net loss	$(23,368,283)	$(35,375,621)	$(3,092,705)

Basic net loss per share	$(0.50)	$(0.78)	$(0.07)

Diluted net loss per share	$(0.50)	$(0.78)	$(0.07)

Basic weighted average common shares
outstanding	46,648,928	45,549,314	44,781,918

Diluted weighted average common
shares outstanding	46,648,928	45,549,314	44,781,918

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

					Accumulated
		Additional			other	Total
	Common	paid-in	Accumulated	Treasury	comprehensive	stockholders'	Comprehensive
	stock	capital	deficit	stock	loss	equity	loss
Balance, December 31, 2008	$51,970	$132,998,230	$(24,089,189)	$(42,928,328)	$(956,331)	$65,076,352	768,401

Exercise of stock awards	419	35,101	–	–	–	35,520	–
Net effects of tax shortfalls from
stock-based award activity	–	(133,970)	–	–	–	(133,970)	–
Share-based compensation to
non-employees	–	275,480	–	–	–	275,480	–
Share-based compensation to employees	–	8,551,961	–	–	–	8,551,961
Net Loss	–	–	(3,092,705)	–	–	(3,092,705)	(3,092,705)
Acquisition of treasury stock	–	–	–	(3,988,011)	–	(3,988,011)	–
Minimum pension liability
adjustment, net (Note 14)	–	–	–	–	(50,850)	(50,850)	(50,850)
Change in unrealized gains / losses on
marketable securities, net	–	–	–	–	24,031	24,031	24,031
Foreign currency translation
adjustment	–	–	–	–	(544,894)	(544,894)	(544,894)

Balance, December 31, 2009	$52,389	$141,726,802	$(27,181,894)	$(46,916,339)	$(1,528,044)	$66,152,914	$(3,664,418)

Exercise of stock awards	1,758	408,131	–	–	–	409,889	–
Net effects of tax shortfalls from
stock-based award activity	–	63,682	–	–	–	63,682	–
Share-based compensation to
non-employees	–	819,185	–	–	–	819,185	–
Share-based compensation to employees	–	7,866,384	–	–	–	7,866,384
Net Loss	–	–	(35,375,621)	–	–	(35,375,621)	(35,375,621)
Minimum pension liability
adjustment, net (Note 14)	–	–	–	–	(59,655)	(59,655)	(59,655)
Change in unrealized gains / losses on
marketable securities, net	–	–	–	–	137,172	137,172	137,172
Foreign currency translation
adjustment	–	–	–	–	(75,087)	(75,087)	(75,087)

Balance, December 31, 2010	$54,147	$150,884,184	$(62,557,515)	$(46,916,339)	$(1,525,614)	$39,938,863	$(35,373,191)

Exercise of stock awards	784	919,322	–	–	–	920,106	–
Share-based compensation to
non-employees	–	24,369	–	–	–	24,369	–
Share-based compensation to employees	–	5,493,689	–	–	–	5,493,689
Net Loss	–	–	(23,368,283)	–	–	(23,368,283)	(23,368,283)
Minimum pension liability
adjustment, net (Note 14)	–	–	–	–	67,891	67,891	67,891
Change in unrealized gains / losses on
marketable securities, net	–	–	–	–	20,201	20,201	20,201
Foreign currency translation
adjustment	–	–	–	–	(279,898)	(279,898)	(279,898)

Balance, December 31, 2011	$54,931	$157,321,564	$(85,925,798)	$(46,916,339)	$(1,717,420)	$22,816,938	$(23,560,089)

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(23,368,283)	$(35,375,621)	$(3,092,705)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	4,107,761	5,644,682	5,889,353
Share-based payment employee
compensation	5,493,689	7,866,384	8,551,961
Non-cash professional services expenses	24,369	819,185	275,480
Realized loss on marketable
securities	--	90,761	21,582
Impairment of cost method investments	41,780	--	57,068
Excess tax benefits from stock-based award
activity	--	--	(125,792)
Provision for returns and doubtful accounts	120,992	1,211,838	3,163,697
Deferred income taxes	(160,434)	16,075,130	(4,112,205)
Changes in operating assets and liabilities:
Accounts receivable	3,830,769	438,529	(3,111,342)
Prepaid expenses and other current assets	(333,732)	826,643	(169,138)
Inventory	(359,348)	(1,080,002)	(75,705)
Other assets	48,135	204,657	31,153
Accounts payable	1,446,111	(96,236)	839,210
Accrued expenses and other liabilities	8,670,790	324,726	507,140
Deferred revenue	3,576,167	1,320,820	156,734

Net cash provided by (used in) operating
activities	3,138,766	(1,728,504)	8,806,491

Cash flows from investing activities:
Purchase of marketable securities	(24,101,138)	(27,586,592)	(35,066,943)
Sale of marketable securities	22,098,206	34,148,774	29,499,217
Purchase of property and equipment	(2,220,380)	(2,700,378)	(4,303,718)
Purchase of software licenses	--	--	(950,000)
Capitalized software development costs	(1,001,025)	(107,206)	(80,703)
Purchase of intangible assets	(127,890)	(129,306)	(83,973)
Security deposits	(48,238)	9,081	(33,440)

Net cash (used in) provided by investing
activities	(5,400,465)	3,634,373	(11,019,560)

Cash flows from financing activities:

Proceeds from exercise of stock options	920,106	409,889	35,520
Payments to acquire treasury stock	--	--	(3,988,011)
Excess tax benefits from stock-based award
activity	--	--	125,792

Net cash provided by (used in) financing
activities	920,106	409,889	(3,826,699)

Effect of exchange rate changes	(243,268)	(225,731)	(571,939)

Net increase (decrease) in cash and cash
equivalents	(1,584,861)	2,090,027	(6,611,707)

Cash and cash equivalents, beginning of year	17,842,555	15,752,528	22,364,235

Cash and cash equivalents, end of year	$16,257,694	$17,842,555	$15,752,528

Cash paid for income taxes	$1,221,294	$721,159	$130,125

The Company did not pay any interest for the three years ended December 31, 2011.

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011

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

Certain prior year’s amounts have been reclassified to conform to the current year presentation. Investigation costs recorded in 2010 are now presented separately from general and administrative expenses. Software development costs are now presented separately from other assets, net.

(d)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, share-based payment compensation, cost-based investments, marketable securities, software development costs and deferred income taxes. Actual results could differ from those estimates.

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

(e)	Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of December 31, 2011, the Company’s cash equivalents consisted of money market funds, and as of December 31, 2010 the Company’s cash equivalents consisted of money market funds and government securities. At December 31, 2011 and December 31, 2010, the fair value of the Company’s cash equivalents amounted to approximately $8.1 million and $14.1 million, respectively. As of December 31, 2011 and December 31, 2010, the Company’s marketable securities consisted of corporate bonds, auction rate securities, and government securities. As of December 31, 2011 and December 31, 2010, the fair value of the Company’s current marketable securities was approximately $20.9 million and $18.9 million, respectively. In addition, as of both December 31, 2011 and December 31, 2010, the Company had an additional $0.6 million of long-term marketable securities that required a higher level of judgment to determine the fair value. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded in other income in the consolidated statement of operations. See Note (4) Fair Value Measurements for additional information.

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

As of each December 31, 2011 and 2010, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, approximates book value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

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

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. The Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by first comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value or qualitative factors indicate that it is more likely than not that goodwill is impaired, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value.

The Company’s annual impairment assessment is performed during the fourth quarter of each year, and the Company has determined there to be no impairment for any of the periods presented. Based on the Company’s analysis, the fair value of its reporting unit substantially exceeds the carrying value of its Goodwill balances as of December 31, 2011 and 2010. Identifiable intangible assets include (i) assets acquired through business combinations, which include customer contracts and intellectual property, and (ii) patents amortized over three years using the straight-line method.

Amortization expense was $323,540, $565,501 and $636,252 for the years ended December 31, 2011, 2010 and 2009, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2011 and December 31, 2010 are as follows:

	December 31,	December 31,
	2011	2010
Goodwill:	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,026,945	$2,899,055
Accumulated amortization	(2,835,373)	(2,511,833)
Net carrying amount	$191,572	$387,222

As of December 31, 2011, amortization expense for existing identifiable intangible assets is expected to be $102,988, $65,250, and $23,334 for the years ended December 31, 2012, 2013 and 2014, respectively.  Such assets will be fully amortized at December 31, 2014.

(j)	Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current revenue of the related products to total current and anticipated future revenue of these products. During 2011 and 2010, the Company capitalized $1,001,025 and $107,206, respectively, related to software development projects. Amortization expense was $140,326 and $26,901 for the years ended December 31, 2011 and December 31, 2010, respectively.

Purchased software technology is included within “other assets, net” in the consolidated balance sheets. As of December 31, 2010, purchased software technology was fully amortized. Amortization expense was $510,000 and $542,540 for the years ended December 31, 2010 and 2009, respectively. Amortization of purchased software technology was recorded at the greater of the straight-line basis over the products estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

As of December 31, 2011, amortization expense for software development costs is expected to be $242,665, $235,940, $200,205, $200,205 and $122,515 for the years ended December 31, 2012, 2013, 2014, 2015 and 2016, respectively.  Such assets will be fully amortized at December 31, 2016.

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

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Unrealized gains and losses from the translation of foreign assets and liabilities are classified as a separate component of stockholders’ equity.  Realized gains and losses from foreign currency transactions are included in the consolidated statements of operations within interest and other income, net. During the years ended December 31, 2011, 2010, and 2009, foreign currency realized losses totaled approximately $78,000, $338,000, and $626,000, respectively. The aforementioned foreign currency transactional results are net of the foreign currency forward contracts utilized by the Company as part of the management program to reduce the volatility in earnings caused by exchange rate fluctuations. See Note (11) Derivative Financial Instruments for additional information.

(o)	Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and restricted stock unit awards outstanding. Due to the net loss for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, all common stock equivalents of 14,982,611, 13,032,306 and 13,791,999, respectively, were excluded from diluted net loss per share because they were anti-dilutive.

The following represents a reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computation:

	Year Ended December 31, 2011			Year Ended December 31, 2010			Year Ended December 31, 2009
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(23,368,283)	46,648,928	$(0.50)	$(35,375,621)	45,549,314	$(0.78)	$(3,092,705)	44,781,918	$(0.07)

Effect of dilutive securities:
Stock Options and
Restricted Stock		-			-			-

Diluted EPS	$(23,368,283)	46,648,928	$(0.50)	$(35,375,621)	45,549,314	$(0.78)	$(3,092,705)	44,781,918	$(0.07)

(p) Investments

As of December 31, 2011 and 2010, the Company maintained certain cost-method investments aggregating approximately $932,000 and $974,000, respectively, which are included within “Other assets, net” in the accompanying consolidated balance sheets. During 2011 and 2009, the Company recognized impairment charges of approximately $42,000 and $57,000, respectively, related to certain of its cost-method investments as a result of other-than-temporary declines in market value related to certain of these investments. During 2010, the Company did not recognize any impairment charges. These charges are included within “Interest and other income (loss), net” in the accompanying consolidated statements of operations.

(q)     Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

(r)	New Accounting Pronouncements

In September 2011, the FASB issued guidance for intangibles – goodwill and other, related to goodwill impairment guidance. The guidance gives an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing all events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the performance of the existing two-step impairment test is unnecessary. The guidance will be effective for the Company for annual periods beginning after December 15, 2011. The Company does not anticipate that these changes will have a significant impact on its consolidated financial statements and disclosures.

In June 2011, the FASB issued guidance that modified how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. The revised financial statement presentation for comprehensive income will be effective for the Company for annual periods beginning after December 15, 2011. The Company does not anticipate that these changes will have a significant impact on its consolidated financial statements and disclosures.

In May 2011, the FASB issued new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance will be effective for the Company for annual periods beginning after December 15, 2011. The Company does not anticipate that these changes will have a significant impact on its consolidated financial statements and disclosures.

(2)  Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2011	2010
Computer hardware and software	$19,080,877	$22,428,165
Furniture and equipment	803,950	728,727
Leasehold improvements	2,264,180	2,094,536
Automobile	13,008	13,008
	22,162,015	25,264,436
Less accumulated depreciation	(17,797,835)	(19,468,423)
	$4,364,180	$5,796,013

 During the years ended December 31, 2011 and 2010, the Company wrote off approximately $5.3 million and $2.6 million, respectively, of fully depreciated assets and related accumulated depreciation, for book purposes only. Depreciation expense was $3,643,895, $4,542,280, and $4,690,385 in 2011, 2010, and 2009, respectively.

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

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2011, were as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)
Auction rate securities	$611,082	$700,000	$(88,918)
Government securities	17,303,208	17,286,599	16,609
Corporate debt securities	3,591,121	3,602,602	(11,481)
	$21,505,411	$21,589,201	$(83,790)

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2010, were as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)
Auction rate securities	$578,643	$700,000	$(121,357)
Government securities	17,053,041	17,043,856	9,185
Corporate debt securities	1,850,594	1,842,413	8,181
	$19,482,278	$19,586,269	$(103,991)

The cost basis and fair value of available-for-sale securities by contractual maturity as of December 31, 2011, were as follows:

	Fair
	Value	Cost
Due within one year	$15,223,333	$15,216,603
Due after one year	6,282,078	6,372,598
	$21,505,411	$21,589,201

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

 Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at December 31, 2011 and December 31, 2010 totaled $8.1 million and $13.7 million, respectively, which are included within cash and cash equivalents and marketable securities in the consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes government securities and corporate debt securities, which at December 31, 2011 and December 31, 2010 totaled $20.9 million and $19.3 million, respectively, which are included within cash and cash equivalents and marketable securities in the consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes auction rate securities, which at December 31, 2011 and December 31, 2010 totaled $0.6 million, which are included within long-term marketable securities in the consolidated balance sheets.

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

As of each December 31, 2011 and 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. The Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

As of December 31, 2011, the Company recorded a cumulative temporary decline in fair value of approximately $89,000 in accumulated other comprehensive loss. As of December 31, 2010, the Company recorded a cumulative temporary decline in fair value of approximately $121,000 in accumulated other comprehensive loss. During the fourth quarter of 2010, $700,000 of the Company’s auction rate securities were called by the issuer at par value. The Company believes that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, the Company will record a charge to earnings in the period of determination.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2011:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$8,129,960	$8,129,960	$-	$-
Total cash equivalents	8,129,960	8,129,960	-	-
Marketable securities:
Corporate debt and government securities	20,894,328	-	20,894,328	-
Auction rate securities	611,082	-	-	611,082
Total marketable securities	21,505,410	-	20,894,328	611,082

Total assets measured at fair value	$29,635,370	$8,129,960	$20,894,328	$611,082

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2010:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$13,660,139	$13,660,139	$-	$-
Corporate debt and government securities	402,635	-	402,635	-
Total cash equivalents	14,062,774	13,660,139	402,635	-
Marketable securities:
Corporate debt and government securities	18,903,635	-	18,903,635	-
Auction rate securities	578,643	-	-	578,643
Total marketable securities	19,482,278	-	18,903,635	578,643

Total assets measured at fair value	$33,545,052	$13,660,139	$19,306,270	$578,643

The Company’s valuation methodology for auction rate securities includes a discounted cash flow analysis and other types of valuation models. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of each of the years ended December 31, 2011 and 2010:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Auction Rate Securities

	December 31, 2011	December 31, 2010
Beginning Balance	$578,643	$1,077,466
Total unrealized gains in accumulated
other comprehensive loss	32,439	161,177
Total realized gains in other income	-	40,000
Securities called by issuer	-	(700,000)
Ending Balance	$611,082	$578,643

(5)  Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,	December 31,
	2011	2010

Accrued compensation	$3,853,405	$3,192,749
Accrued consulting and professional fees	876,815	667,331
Accrued marketing and promotion	47,559	52,895
Other accrued expenses	1,539,242	1,451,555
Accrued income taxes	627,099	672,870
Accrued other taxes	1,144,700	882,292
Accrued hardware purchases	1,298,425	1,573,028
Accrued and deferred rent	33,652	176,492
Accrued restructuring costs	120,044	--
Accrued investigation costs	8,068,825	440,212
	$17,609,766	$9,109,424

(6)  Income Taxes

Information pertaining to the Company’s loss before income taxes and the applicable provision (benefit) for income taxes is as follows:

		December 31,
	2011	2010	2009

Loss before income taxes:
Domestic loss	$(24,181,349)	$(19,944,695)	$(8,349,257)
Foreign income	2,021,398	2,143,049	1,873,491
Total loss before income taxes:	(22,159,951)	(17,801,646)	(6,475,766)

Provision (benefit) for income taxes:

Current:
Federal	$-	$-	$111,000
State and local	118,292	159,769	(13,988)
Foreign	1,250,474	1,339,076	778,129
	1,368,766	1,498,845	875,141

Deferred:
Federal	$14,876	$15,310,413	$(4,039,825)
State and local	981	980,137	(189,116)
Foreign	(176,291)	(215,420)	(29,261)
	(160,434)	16,075,130	(4,258,202)

Total provision (benefit) for income taxes:	$1,208,332	$17,573,975	$(3,383,061)

During 2011, the Company recorded a tax provision of $1,208,332 related to state and local and foreign taxes. In computing the tax provision, expenses related to certain legal matters were determined to be non-deductible for US income tax purposes.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2011	2010

Deferred Tax Assets:
Allowance for receivables	$643,080	$1,209,716
Deferred revenue	2,826,497	2,251,437
Share-based compensation	9,449,070	7,525,267
Accrued expenses and other liabilities	153,732	489,798
Domestic net operating loss carryforwards	11,559,661	6,746,206
Foreign net operating loss carryforwards	486,687	503,186
Tax credit carryforwards	728,902	1,319,487
AMT tax credit carryforwards	485,817	485,817
Capital loss carryforwards	77,240	670,092
Fixed assets	1,018,976	933,586
Intangibles	3,698,607	3,798,046
Sub-total	31,128,269	25,932,638
Valuation allowance	(30,732,700)	(25,697,441)
Net Deferred Tax Asset	$395,569	$235,197

During the year ended December 31, 2011, the Company’s conclusion did not change with respect to its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its net domestic deferred tax assets for the full year 2011. The reversal of the valuation allowance on deferred tax assets at December 31, 2011, would reduce income tax expense. As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $33.0 million which are set to expire in  2030 and 2031, if not utilized.

During the year ended December 31, 2010, the Company recorded a valuation allowance against all of its domestic deferred tax assets as the Company could no longer conclude that its domestic deferred tax assets were realizable on a more-likely-than-not basis.

As of December 31, 2011, the Company had approximately $1.2 million of various tax credit carryforwards, of which, approximately $0.6 million related to research and development tax credit carryforwards. The research and development tax credits may be carried forward 20 years for federal tax purposes and are set to expire at various dates beginning in 2021 through 2030, if not utilized. The Company has recorded a full valuation allowance against all such carryforwards as of December 31, 2011.

The Company has not provided for the United States income or the foreign withholding taxes on the undistributed earnings of its subsidiaries operating outside of the United States, with the exception of China.  It is the Company’s intention to reinvest those earnings permanently, and accordingly, it is not practicable to estimate the amount of tax that might be payable.

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	December 31,
	2011	2010	2009

Tax at Federal statutory rate	$(7,755,983)	$(6,230,576)	$(2,266,518)

Increase (reduction) in income taxes resulting from:
State and local taxes	118,292	159,769	(226,341)
Non-deductible expenses	(25,071)	(36,423)	92,856
Settlement costs	2,625,000	-	-
Shared-based payment compensation	-	38,042	336,882
Net effect of foreign operations	530,630	619,953	145,310
Research and development credit	-	(515,324)	(1,413,087)
Change in valuation allowance	5,715,464	23,538,534	(52,163)

	$1,208,332	17,573,975	(3,383,061)

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2011	2010

Balance at January 1,	$5,169,348	$4,667,404
Increases in tax positions for prior years	-	365,753
Decreases in tax positions for prior years	(128,831)	-
Increase in tax positions for current year	21,607	136,191

Balance at December 31,	$5,062,124	$5,169,348

Of the amounts reflected in the table above at December 31, 2011, the entire amount if recognized would reduce the Company’s annual effective tax rate. As of December 31, 2011, the Company had approximately $232,000 of accrued interest and penalties.  The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2008 through 2011 tax years generally remain subject to examination by federal and most state tax authorities. In addition to the U.S., the Company’s major taxing jurisdictions include China, Taiwan, Japan, South Korea, France and Germany.

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

During the years ended December 31, 2011 and December 31, 2010, the Company did not repurchase any shares of its common stock. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339. As of December 31, 2011, the Company had the authorization to repurchase an additional 5,994,765 shares of its common stock based upon its judgment and market conditions.

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

On July 1, 2011, the total shares available for issuance under the FalconStor Software, Inc., 2006 Incentive Stock Plan (the “2006 Plan”), totaled 2,334,722. Pursuant to the 2006 Plan, if, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2006 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2011, the number of outstanding shares of the Company’s common stock totaled 46,694,436. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 2,116,843 shares from 217,879 to 2,334,722 shares available for issuance as of July 1, 2011.

The following table summarizes the plans under which the Company was able to grant equity compensation as of December 31, 2011:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares
FalconStor Software, Inc., 2006 Incentive Stock Plan	12,044,957	1,417,161	8,528,559	May 17, 2016
FalconStor Software, Inc., 2010 Outside Directors Equity	400,000	330,000	63,400	May 8, 2020
Compensation Plan

The following table summarizes the plans which have expired but still have equity awards outstanding as of December 31, 2011:

	Shares Available	Shares
Name of Plan	for Grant	Outstanding
FalconStor Software, Inc., 2000 Stock Option Plan	--	4,621,552
1994 Outside Directors Stock Option Plan	--	110,500
2004 Outside Directors Stock Option Plan	--	250,000
FalconStor Software, Inc., 2007 Outside Directors Equity	--	188,600
Compensation Plan
Stand-Alone Stock Option Agreement between	--	1,220,000
the Company and James P. McNiel

A summary of the Company’s stock option activity for 2011 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2010	12,192,884	$5.58

Granted	4,449,500	$3.50
Exercised	(346,453)	$2.66
Canceled	(683,709)	$7.29
Forfeited	(1,155,500)	$5.29

Options Outstanding at December 31, 2011	14,456,722	$4.95	6.44	$506,487

Options Exercisable at December 31, 2011	8,276,675	$6.11	4.52	$324,077

Options Expected to Vest after December 31, 2011 (1)	5,019,184	$3.38	9.04	$-

(1) Options expected to vest after December 31, 2011 reflect an estimated forfeiture rate

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the years ended December 31, 2011, 2010 and 2009 was $920,106, $409,889 and $35,520, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $422,136, $2,881,294 and $358,495, respectively.

The Company realized share-based compensation expense for all awards issued under the Company’s stock plans in the following line items in the consolidated statement of operations:

	Years ended December 31,
	2011	2010	2009
Cost of revenues - Product	$2,960	$31,779	$26,398
Cost of revenues - Support and Service	461,735	1,117,550	1,534,208
Research and development costs	1,302,129	2,987,146	3,030,747
Selling and marketing	2,023,370	3,379,518	3,107,877
General and administrative	1,727,864	1,169,576	1,128,211

	$5,518,058	$8,685,569	$8,827,441

The Company did not recognize any tax benefits related to share-based compensation expense during the years ended December 31, 2011 and December 31, 2010. During the year ended December 31, 2009, the Company recognized approximately $388,000, of tax benefits related to share-based compensation expense.

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

	Years ended December 31,
	2011	2010	2009
Directors, officers and employees	$1,358,107	$2,524,914	$2,667,745
Non-employee consultants	21,882	760,661	123,249

	$1,379,989	$3,285,575	$2,790,994

As of December 31, 2011, an aggregate of 2,821,054 shares of restricted stock have been issued, of which, 1,854,007 have vested and 446,990 have been forfeited. As of December 31, 2010, an aggregate of 2,658,872 shares of restricted stock had been issued, of which, 1,446,082 had vested and 417,485 had been forfeited. As of December 31, 2009, an aggregate of 2,178,854 shares of restricted stock had been issued, of which, 622,425 had vested and 393,180 had been forfeited.

As of December 31, 2011, an aggregate of 90,412 restricted stock units have been issued, of which, 73,580 have vested and 11,000 have been forfeited.  As of December 31, 2010, an aggregate of 90,412 restricted stock units had been issued, of which, 43,975 had vested and 2,500 had been forfeited.  As of December 31, 2009, an aggregate of 90,412 restricted stock units had been issued, of which none had vested or been forfeited.

A summary of the Company’s restricted stock activity for 2011 is as follows:

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2010	839,422

Granted	162,182
Vested	(437,710)
Forfeited	(38,005)

Non-Vested at December 31, 2011	525,889

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the years ended December 31, 2011, 2010 and 2009 was $1,941,382, $2,950,735 and $1,405,901, respectively.

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

	Years ended December 31,
	2011	2010	2009
Non-qualified stock options	$2,487	$58,524	$152,231
Restricted stock awards	21,882	760,661	123,249

	$24,369	$819,185	$275,480

The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The Company believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of the Company’s share-based payments granted during the years ended December 31, 2011, 2010, and 2009. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of share-based payments granted during the years ended December 31, 2011, 2010, and 2009 was $2.11, $1.95 and $1.77, respectively. In addition, to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of share-based payment grants in the respective periods are listed in the table below:

	Years ended December 31,
	2011	2010	2009
Expected dividend yield	0%	0%	0%
Expected volatility	56 - 61%	54 - 60%	51 - 60%
Risk-free interest rate	1.0 - 2.5%	1.6 - 3.0%	1.8 - 3.9%
Expected term (years)	5.5	5.5	5.5
Discount for post-vesting restrictions	N/A	N/A	N/A

Options granted to officers, employees and directors during fiscal 2011, 2010, and 2009 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period generally of three years. Based on each respective group’s historical vesting experience and expected trends, the estimated forfeiture rate for officers, employees, and directors, as adjusted, for fiscal 2011 was 11%, 24% and 0%, respectively. For each of the fiscal years 2010 and 2009, the estimated forfeiture rate for officers, employees, and directors, as adjusted, was 11%, 24% and 9%, respectively.

The Company estimates expected volatility based primarily on historical daily volatility of the Company’s stock and other factors, if applicable. The risk-free interest rate is based on the United States treasury yield curve in effect at the time of grant. The expected option term is the number of years that the Company estimates that options will be outstanding prior to exercise. The expected term of the awards was determined based upon an estimate of the expected term of “plain vanilla” options as prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 110.

As of December 31, 2011, there was approximately $8,683,538 total unrecognized compensation cost related to the Company’s unvested stock options, restricted stock and restricted stock unit awards granted under the Company’s stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.96 years.

As of December 31, 2011, the Company had 16,729,772 shares of common stock reserved for issuance upon the exercise of stock options, restricted stock and restricted stock units.

(9) Inventories

Inventories consist of component materials and finished systems. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. Component material consists of certain key replacement parts for the finished systems. Inventories are as follows:

	December 31,	December 31,
	2011	2010

Component materials	$63,179	$114,893
Finished systems	1,705,828	1,294,766

Total Inventory	$1,769,007	$1,409,659

As of December 31, 2011 and December 31, 2010, the Company had not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

(10) Commitments and Contingencies

The Company has an operating lease covering its primary office facility that expires in February 2017. The Company has the option to terminate the lease as of the last date of each month between August 31, 2013 and February 28, 2014, on nine month’s prior written notice. The Company also has several operating leases related to offices in both the United States and foreign countries. The expiration dates for these leases range from 2012 through 2014. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2011:

Year ending December 31,

2012	$2,703,080
2013	1,882,783
2014	1,616,995
2015	1,456,434
2016	1,500,127
Thereafter	251,927
$9,411,346

These leases require the Company to pay its proportionate share of real estate taxes and other common charges.  Total rent expense for operating leases was $3,054,817, $2,840,796, and $2,630,544 for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. To date, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. As of December 31, 2011 and December 31, 2010, there were no claims outstanding under such indemnification provisions.

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

As of both December 31, 2011 and 2010, the Company had no foreign currency forward contracts outstanding. The Company did not utilize foreign currency forward contracts during the year ended December 31, 2011. During the year ended December 31, 2010, the Company recorded approximately $0.1 million of gains related to its foreign currency forward contracts.

(12) Litigation

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

The Company is cooperating fully with the investigations of both the USAO and the SEC and has produced documents responsive to both subpoenas and the additional document request. The Company intends to produce more documentation, if and when requested by the USAO and the SEC and to continue to cooperate fully with both investigations. In addition, the Company recorded an accrual of $7.5 million for certain costs associated with the possible resolution of the government investigations.

The Company cannot predict the scope, timing, or outcomes of the USAO and SEC investigations, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government contracts, and other remedies and sanctions, any of which could lead to an adverse impact on its credit ratings and ability to obtain financing, an adverse impact on its stock price, loss of additional senior management, the inability to attract or retain key employees, and the loss of customers. In addition, under the law, any illegal acts of its employees may be ascribed to the Company. The Company cannot predict what impact, if any, these matters may have on its business, financial condition, results of operations, and liquidity.

Stockholder Litigation

The Company is a defendant in a class action lawsuit brought by Company shareholders (the “Class Action”).  The other defendants are James Weber, our former CFO and Vice President for Operations, and the estate of ReiJane Huai.  Mr. Huai was our former Chairman, President and CEO.

The Class Action complaint alleges that the defendants defrauded shareholders by falsely certifying in our SEC filings that they had disclosed any fraud, whether or not material, that involved management or other employees who had a significant role in the registrant’s internal control over financial reporting.  The Class Action complaint alleges that the defendants were in fact aware of fraud.

The Company has filed a motion to dismiss the complaint.

Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or our by-laws.

The Company cannot predict when the Class Action will be resolved or its outcome. While the Company has insurance policies that it believes covers the Company for the allegations of the Class Action, there can be no assurance that the amount of insurance will be adequate to cover the costs of its defense of the Class Action or any damages that might be awarded against the Company or any defendant(s) to whom we owe indemnification.  The Company’s insurers may deny coverage under the policies.  If the plaintiffs are awarded damages and the Company’s insurance is not adequate to cover the amounts, or its insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on our financial results, our cash flow and our cash reserves.

Company shareholders filed actions in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company against the Company, each of the Company’s Directors, Messrs.  Lam and Weber, and the estate of Mr. Huai (the “Derivative Action”). The consolidated amended Derivative Action complaint alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets.

The Company intends to file a motion to dismiss the Derivative Action.

Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or the Company’s by-laws.

The Company cannot predict when the Derivative Action will be resolved or its outcome. While the Company has insurance policies that it believes covers the Company for the allegations of the Derivative Action, there can be no assurance that the amount of insurance will be adequate to cover the costs of the Company’s defense of the Derivative Action or any damages that might be awarded against it or any defendant(s) to whom the Company owes indemnification. The Company’s insurers may deny coverage under the policies. If the plaintiffs are awarded damages and the Company’s insurance is not adequate to cover the amounts, or the Company’s insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on its financial results, cash flow and cash reserves.

(13) Restructuring Costs

During 2011, the Company undertook certain restructuring activities that included a workforce reduction of approximately 25 global positions and the closing of a satellite facility (the “2011 Plan”). These actions were intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy. The total amounts incurred with respect to severance and facilities abandonment under the 2011 Plan were $0.8 million and less than $0.1 million, respectively. Actions under the 2011 Plan were substantially completed during the third quarter of 2011.

Accrued restructuring costs incurred during the year ended December 31, 2011 associated with the 2011 Plan are as follows:

	Reconciliation of Aggregate Liability Recorded for
	Restructuring Costs

	December 31,			December 31,
	2010	Provisions	Payments	2011

Severance related costs	$-	$784,520	$689,676	$94,844
Facility abandonment costs	$-	$37,800	$12,600	$25,200

Total Restructuring Costs	$-	$822,320	$702,276	$120,044

Both the severance related liabilities and facility abandonment liabilities are included within “accrued expenses” in the accompanying consolidated balance sheets. The expenses to the 2011 Plan are included within “restructuring costs” in the accompanying consolidated statements of operations. The accrued payments remaining as of December 31, 2011 are expected to be paid at various times through June 2012.

(14) Employee Benefit Plans

Defined Contribution Plan

Effective July 2002, the Company established a voluntary savings and defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. Employees are 100% vested in their own contributions. For the years ended December 31, 2011, 2010, and 2009, the Company did not make any contributions to the Plan.

Effective July 1, 2007, the Company, in accordance with the labor pension system in Taiwan, contributes 6% of salaries to individual pension accounts managed by the Bureau of Labor Insurance. The Plan covers all Taiwan employees that elect the new pension system and all employees hired after July 1, 2005. For the years ended December 31, 2011, 2010, and 2009, the Company contributed $127,000, $148,000, and $127,000, respectively.

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

At December 31, 2011 and 2010, $184,567, and $252,458, respectively, is included in accumulated other comprehensive income for amounts that have not yet been recognized in net periodic pension cost. These amounts include the following: unrecognized transition obligation of $39,359 and $47,231 at December 31, 2011 and 2010, respectively, and unrecognized actuarial losses of $145,208 and $205,227 at December 31, 2011 and 2010, respectively. During 2011, the total amount recorded in other comprehensive income related to the pension plan was $67,891 (net of tax), which consisted of an actuarial loss of $60,019 and the recognition of $7,872 of transition obligations recognized during 2011 as a component of net periodic pension cost. The transition obligation and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost for the year ended December 31, 2011, is $5,811 and $7,665 respectively.

Pension information for the years ended December 31, 2011 and 2010, is as follows:

	2011	2010

Accumulated benefit obligation	$185,673	$226,051

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	416,897	318,752
Interest cost	8,207	7,329
Actuarial (gain) loss	(45,170)	46,358
Benefits paid	-	-
Service cost	5,041	4,302
Currency translation and other	(18,817)	40,156
Projected benefit obligation at end of year	$366,158	$416,897

Changes in plan assets:
Fair value of plan assets at beginning of year	$83,591	$62,414
Actual return on plan assets	741	934
Benefits paid	-	-
Employer contributions	12,737	12,225
Currency translation and other	(4,418)	8,018

Fair value of plan assets at end of year	$92,651	$83,591

Funded status	$273,507	$333,306
Components of net periodic pension cost:
Interest cost	$8,207	$7,329
Expected return on plan assets	(1,646)	(1,435)
Amortization of net loss	13,477	11,516
Service cost	5,041	4,302

Net periodic pension cost	$25,079	$21,712

The Company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Company contributions of approximately $13,000 are expected to be made during 2012. Benefit payments of approximately $221,000 are expected to be paid in 2016 through 2021.

The Company utilized the following assumptions in computing the benefit obligation at December 31, 2011 and 2010 as follows:

	December 31, 2011	December 31, 2010
Discount Rate	2.00%	2.00%
Rate of increase in compensation levels	3.30%	3.00%
Expected long-term rate of return on plan assets	2.00%	2.00%

(15) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the years ended December 31, 2011, 2010 and 2009, and the location of long-lived assets as of December 31, 2011, 2010, and 2009, are summarized as follows:

	2011	2010	2009
Revenues:
North America	$36,227,426	$45,796,271	$53,306,365
Asia	24,197,054	16,151,399	15,140,444
Europe, Middle East, Africa and other	22,446,122	20,896,076	21,012,372
Total revenues	$82,870,602	$82,843,746	$89,459,181

Long-lived assets (includes all non-current assets):
North America	$11,271,525	$11,798,121	$24,295,603
Asia	1,122,487	1,340,527	1,505,856
Europe, Middle East, Africa and other	326,435	387,991	508,577
Total long-lived assets	$12,720,447	$13,526,639	$26,310,036

For the year ended December 31, 2011, the Company had no customer that accounted for 10% or more of total revenues. For the year ended December 31, 2010, the Company had one customer that accounted for 10% of total revenues. For the year ended December 31, 2009, the Company had two customers that together accounted for a total of 26% of total revenues. As of December 31, 2011, the Company had one customer with accounts receivable balance greater than 10%, which totaled 11% of gross accounts receivable balances. As of December 31, 2010, the Company had one customer with accounts receivable balance greater than 10%, which totaled 13% of the gross accounts receivable balance.

(16) Valuation and Qualifying Accounts – Allowance for Returns and Doubtful Accounts

	Balance at	Additions charged		Balance at
	Beginning of	to Expenses /		End of
Period Ended	Period	Revenues	Deductions	Period

December 31, 2011	$3,242,458	$120,992	$1,639,771	$1,723,679
December 31, 2010	$7,503,338	$1,211,838	$5,472,718	$3,242,458
December 31, 2009	$8,474,428	$3,163,697	$4,134,787	$7,503,338

Note: Additions to the allowance for doubtful accounts are recorded within general and administrative expenses.

Additions to the reserve for product and service returns are recorded within net revenues.

Due to cash collections of previously reserved accounts receivable balances, the Company recorded a benefit of approximately $0.7 million during the year ended December 31, 2011. During the year ended December 31, 2010, the Company recorded an expense of approximately $0.7 million. These amounts are within “additions charged to expenses/revenues” above, and are included within revenues in each respective period in the accompanying consolidated statements of operations.

 (17) Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2011 and 2010:

	Fiscal Quarter

	First	Second	Third	Fourth

2011

Revenue (a)	$18,959,262	$19,628,008	$18,856,390	$25,426,942
Gross profit	$13,868,343	$13,627,084	$13,803,699	$19,075,308
Net loss (b)	$(5,966,265)	$(5,889,039)	$(5,398,176)	$(6,114,804)
Basic net loss per share	$(0.13)	$(0.13)	$(0.12)	$(0.13)
Diluted net loss per share	$(0.13)	$(0.13)	$(0.12)	$(0.13)
Basic weighted average
common shares
outstanding	46,261,472	46,643,349	46,779,040	46,903,896
Diluted weighted average
common shares
outstanding	46,261,472	46,643,349	46,779,040	46,903,896

2010

Revenue (a)	$17,119,656	$20,270,709	$18,975,832	$26,477,550
Gross profit	$11,998,274	$14,416,821	$13,750,997	$20,182,329
Net loss (b)	$(5,530,066)	$(3,375,498)	$(26,416,827)	$(53,229)
Basic net loss per share	$(0.12)	$(0.07)	$(0.58)	$(0.00)
Diluted net loss per share	$(0.12)	$(0.07)	$(0.58)	$(0.00)
Basic weighted average
common shares
outstanding	44,700,033	45,554,849	45,836,621	46,084,828
Diluted weighted average
common shares
outstanding	44,700,033	45,554,849	45,836,621	46,084,828

The sum of the quarterly net income (loss) per share amounts do not necessarily equal the annual amount reported, as per share amounts are computed independently for each quarter and the annual period based on the weighted average common shares outstanding in each period.

(a)	Due to cash collections of previously reserved accounts receivable balances, the Company recorded a benefit of approximately $0.7 million during the year ended December 31, 2011. During the year ended December 31, 2010, the Company recorded an expense of approximately $0.7 million. These amounts are included within revenues in each respective period in the accompanying consolidated statements of operations.

(b)
The Company recorded accruals of $1.5 million in the first quarter of 2011, $0.7 million during the second quarter of 2011, and an additional $5.3 million in the fourth quarter of 2011, relating to certain costs associated with the possible resolution of the Company's government investigations. During the third quarter of 2010, the Company recorded an expense of $16.2 million in connection with a valuation allowance on substantially all of its domestic deferred tax assets.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using the COSO framework. The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

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

On March 12, 2012, the Compensation Committee of the Company’s Board of Directors approved a Management Incentive Bonus Plan (the “2012 Bonus Plan”) that covers, among other employees, each of the Company’s Executive Officers. Under the 2012 Bonus Plan, the Executive Officers are eligible to receive cash bonuses based on the Company reaching certain predefined revenue and profit targets. The weighting of the targets varies by the position of the Executive Officer.  Bonuses are paid beginning at the achievement of eighty percent of the relevant targets. At 100% target achievement, Jim McNiel, the Company’s Chief Executive Officer and Bryan Urquhart, the Company’s Vice President and Chief Financial Officer would receive bonuses equal to 100% of their base salaries, and Seth Horowitz, the Company’s Vice President, Secretary and General Counsel, and Bernie Wu, the Company’s Vice President of Business Development, would receive bonuses equal to 40% of their base salaries.

On March 12, 2012, Mr. Horowitz’s annual salary was increased from $250,000 to $280,000

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information called for by Part III, Item 10, regarding the Registrant’s directors will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2012, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Election of Directors”, “Management”, “Executive Compensation”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2011, our year-end.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2012, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, Compensation Committee Report” and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2011, our year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 4 and is incorporated herein by reference. All other information called for by Part III, Item 12, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2012, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Beneficial Ownership of Shares.” The Proxy Statement will be filed within 120 days of December 31, 2011, our year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding our relationships and related transactions will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2012, and is incorporated by reference. The information appears in the Proxy Statement under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed within 120 days of December 31, 2011, our year-end.

Item 14.	Principal Accountant Fees and Services

Information called for by Part III, Item 14, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2012, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Principal Accountant Fees and Services.” The Proxy Statement will be filed within 120 days of December 31, 2011, our year-end.

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

3.2
Amended and Restated By-Laws of FalconStor Software, Inc., incorporated herein by reference to Exhibit 3.2 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2010, filed on March 14, 2011.

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

10.6
FalconStor Software, Inc., Director Compensation Deferral Plan, effective January 1, 2011, incorporated herein by reference to Registrant’s annual report on Form 10-K, for the year ended December 31, 2010, filed,  on March 14, 2011.

21.1	Subsidiaries of Registrant – FalconStor, Inc., FalconStor AC, Inc., FalconStor Software (Korea), Inc.

23.1	*Consent of KPMG LLP

31.1	*Certification of the Chief Executive Officer

31.2	*Certification of the Chief Financial Officer

32.1	*Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	*Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1	The following financial statements from FalconStor Software, Inc’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBLR (eXtensible Business Reporting Language):

(i) Consolidated Balance Sheets – December 31, 2011 and December 31, 2010.

(ii) Consolidated Statement of Operations – Years Ended December 31, 2011, 2010 and 2009.

(iii) Consolidated Statement of Stockholders’ Equity – Years Ended December 31, 2011, 2010 and 2009.

(iv) Consolidated Statement of Cash Flows – Years Ended December 31, 2011, 2010 and 2009.

(v) Notes to Consolidated Financial Statements –December 31, 2011.

*- filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Melville, State of New York on March 13, 2012.

FALCONSTOR SOFTWARE, INC.

By:	/s/ James P. McNiel	Date: March 13, 2012
James P. McNiel, President and Chief Executive Officer of FalconStor Software, Inc.

POWER OF ATTORNEY

FalconStor Software, Inc. and each of the undersigned do hereby appoint James P. McNiel and Bryan Urquhart, and each of them severally, its or his true and lawful attorney to execute on behalf of FalconStor Software, Inc. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ James P. McNiel	March 13, 2012
	James P. McNiel, President and Chief Executive Officer (Principal Executive Officer)	Date

By:	/s/ Bryan Urquhart	March 13, 2012
	Bryan Urquhart, Vice President, Chief Financial Officer, and Treasurer (Principal Financial Officer and Principal accounting Officer)	Date

By:	/s/ Steven R. Fischer	March 13, 2012
	Steven R. Fischer, Director	Date

By:	/s/ Alan W. Kaufman	March 13, 2012
	Alan W. Kaufman, Director	Date

By:	/s/ Irwin Lieber	March 13, 2012
	Irwin Lieber, Director	Date

By:	/s/ Eli Oxenhorn	March 13, 2012
	Eli Oxenhorn, Chairman of the Board	Date

By:	/s/ Barry Rubenstein	March 13, 2012
	Barry Rubenstein, Director	Date