Form 10-Q
period 2012-03-31
FALCONSTOR SOFTWARE INC
filed 2012-05-08
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Common Stock outstanding as of April 30, 2012 was 47,461,167.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

Index

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$16,375,267	$16,257,694
Marketable securities	20,668,767	20,894,328
Accounts receivable, net of allowances of $929,334 and $1,723,679, respectively	14,055,103	19,314,789
Prepaid expenses and other current assets	2,020,487	1,912,831
Inventory	2,193,166	1,769,007
Deferred tax assets, net	158,525	177,798
Total current assets	55,471,315	60,326,447

Property and equipment, net of accumulated depreciation of $18,652,300 and $17,797,835, respectively	3,770,298	4,364,180
Long-term marketable securities	543,824	611,082
Deferred tax assets, net	213,807	217,771
Software development costs, net	1,331,010	1,001,530
Other assets, net	2,220,106	2,183,973
Goodwill	4,150,339	4,150,339
Other intangible assets, net	185,309	191,572

Total assets	$67,886,008	$73,046,894

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,373,333	$2,883,844
Accrued expenses	13,096,846	17,609,766
Deferred revenue, net	20,421,248	19,450,966
Total current liabilities	35,891,427	39,944,576

Other long-term liabilities	2,621,727	2,587,327
Deferred revenue, net	7,433,461	7,698,053

Total liabilities	45,946,615	50,229,956

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 55,304,402 and 54,931,397 shares issued, respectively and 47,299,167 and 46,926,162 shares outstanding, respectively	55,304	54,931
Additional paid-in capital	158,972,358	157,321,564
Accumulated deficit	(88,375,206)	(85,925,798)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,796,724)	(1,717,420)

Total stockholders' equity	21,939,393	22,816,938
Total liabilities and stockholders' equity	$67,886,008	$73,046,894

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Revenues:
Product revenues	$10,662,953	$11,259,015
Support and services revenues	8,705,119	7,700,247
Total revenues	19,368,072	18,959,262
Cost of revenues: Product	2,020,486	1,723,006
Support and service	3,161,356	3,119,219
Total cost of revenues	5,181,842	4,842,225
Gross profit	$14,186,230	$14,117,037

Operating expenses:
Research and development costs	4,700,595	6,104,988
Selling and marketing	9,763,225	8,474,093
General and administrative	3,110,875	2,601,535
Investigation costs	(1,290,920)	2,611,120
Total operating expenses	16,283,775	19,791,736
Operating loss	(2,097,545)	(5,674,699)
Interest and other (loss) income, net	(139,331)	300,950

Loss before income taxes	(2,236,876)	(5,373,749)

Provision for income taxes	212,532	592,516

Net loss	$(2,449,408)	$(5,966,265)

Basic net loss per share	$(0.05)	$(0.13)

Diluted net loss per share	$(0.05)	$(0.13)

Weighted average basic shares outstanding	47,044,482	46,261,472

Weighted average diluted shares outstanding	47,044,482	46,261,472

See accompanying notes to unaudited condensed consolidated financial statements

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net loss	$(2,449,408)	$(5,966,265)
Other comprehensive loss:
Foreign currency translation	(129,599)	(152,359)
Net unrealized gains on marketable securities	44,844	1,024
Net minimum pension liability	5,451	775
Total other comprehensive loss	(79,304)	(150,560)

Total comprehensive loss	$(2,528,712)	$(6,116,825)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,449,408)	$(5,966,265)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	884,101	1,128,717
Share-based payment compensation	1,393,110	1,225,452
Non-cash professional services expenses	55,192	89,495
Provision for returns and doubtful accounts	(582,599)	(734,969)
Deferred income tax provision	3,964	14,912
Changes in operating assets and liabilities:
Accounts receivable	5,828,861	8,361,870
Prepaid expenses and other current assets	(87,904)	(521,192)
Inventory	(424,159)	(57,166)
Other assets	42,916	25,944
Accounts payable	(519,826)	222,353
Accrued expenses and other liabilities	(4,544,446)	(105,139)
Deferred revenue	789,474	1,941,385

Net cash provided by operating activities	389,276	5,625,397

Cash flows from investing activities:
Sales of marketable securities	5,940,285	5,204,117
Purchases of marketable securities	(5,602,622)	(7,064,050)
Purchases of property and equipment	(186,744)	(797,442)
Capitalized software development costs	(387,634)	(121,622)
Security deposits	(61,569)	(8,522)
Purchase of intangible assets	(22,124)	(29,700)

Net cash used in investing activities	(320,408)	(2,817,219)

Cash flows from financing activities:
Proceeds from exercise of stock options	202,865	467,354

Net cash provided by financing activities	202,865	467,354

Effect of exchange rate changes on cash and cash equivalents	(154,160)	(47,766)

Net increase in cash and cash equivalents	117,573	3,227,766

Cash and cash equivalents, beginning of period	16,257,694	17,842,555

Cash and cash equivalents, end of period	$16,375,267	$21,070,321

Cash paid for income taxes	$499,967	$94,122

The Company did not pay any interest for the three months ended March 31, 2012 and 2011.

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

(c) Reclassifications

Certain prior year’s amounts have been reclassified to conform to the current year presentation. Software development costs are now presented separately from “other assets, net”.  Certain costs previously recorded within “cost of revenues – support and services” are now presented within “research and development” to better align these costs with functions performed.

(d) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, share-based payment compensation, cost-based investments, marketable securities, software development costs, goodwill and other intangible assets and the recoverability of deferred tax assets. Actual results could differ from those estimates.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2012, and the results of its operations for the three months ended March 31, 2012 and 2011. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Index

(f) Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of both March 31, 2012 and December 31, 2011, the Company’s cash equivalents consisted of money market funds.  At March 31, 2012 and December 31, 2011, the fair value of the Company’s cash equivalents amounted to approximately $6.5 million and $8.1 million, respectively. As of March 31, 2012 and December 31, 2011, the Company’s marketable securities consisted of corporate bonds, auction rate securities, and government securities. As of March 31, 2012 and December 31, 2011, the fair value of the Company’s current marketable securities was approximately $20.7 million and $20.9 million, respectively. In addition, as of both March 31, 2012 and December 31, 2011, the Company had an additional $0.5 million and $0.6 million, respectively, of long-term marketable securities that required a higher level of judgment to determine the fair value. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded within interest and other loss, net in the condensed consolidated statement of operations. See Note (5) Marketable Securities for additional information.

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

As of both March 31, 2012 and December 31, 2011, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated carrying value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

(h) Revenue Recognition

The Company derives its revenue from sales of its products, support and services. Product revenue consists of the Company’s software integrated with industry standard hardware and sold as complete turn-key integrated solutions. Product revenue also consists of stand-alone software applications. Support and services revenue consists of both maintenance revenues and professional services revenues. Revenue is recorded net of applicable sales taxes.

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

Revenues associated with maintenance services are deferred and recognized as revenue ratably over the term of the contract. Revenues associated with software implementation and software engineering services are recognized when the services are performed. Costs of providing these services are included in cost of support and services.

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

(i) Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). For the three months ended March 31, 2012 and 2011, depreciation expense was $797,559 and $977,612, respectively. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

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

For the three months ended March 31, 2012 and 2011, amortization expense was $28,387 and $134,202, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2012 and December 31, 2011 are as follows:

Index

	March 31,	December 31,
	2012	2011
Goodwill	$4,150,339	$4,150,339
Other intangible assets
Gross carrying amount	$3,049,069	$3,026,945
Accumulated amortization	(2,863,760)	(2,835,373)
Net carrying amount	$185,309	$191,572

(k) Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current revenue of the related products to total current and anticipated future revenue of these products. During the three months ended March 31, 2012 and 2011, the Company capitalized approximately $388,000 and $122,000, respectively, related to software development projects. Amortization expense was $58,155 and $16,903 for the three months ended March 31, 2012 and 2011, respectively.

Purchased software technology is included within “other assets, net” in the condensed consolidated balance sheets. As of March 31, 2012 and 2011, purchased software technology had been fully amortized.

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

During the three months ended March 31, 2012 and 2011, foreign currency transactional (loss) gain totaled approximately ($175,000) and $234,000, respectively.

(p) Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and restricted stock unit awards outstanding. Due to the net loss for both the three months ended March 31, 2012 and 2011, all common stock equivalents, totaling 14,681,020 and 12,779,092, respectively, were excluded from diluted net loss per share because they were anti-dilutive.

Index

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(2,449,408)	47,044,482	$(0.05)	$(5,966,265)	46,261,472	$(0.13)

Effect of dilutive securities:
Stock options and
restricted stock		-			-

Diluted EPS	$(2,449,408)	47,044,482	$(0.05)	$(5,966,265)	46,261,472	$(0.13)

(q) Investments

As of both March 31, 2012 and December 31, 2011, the Company maintained certain cost-method investments aggregating approximately $932,000, which are included within other assets, net in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2012 and 2011, the Company did not recognize any impairment charges related to any of its cost-method investments.

(r) Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

(s) New Accounting Pronouncements

In September 2011, the FASB issued guidance for intangibles – goodwill and other, related to goodwill impairment guidance. The guidance gives an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing all events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the performance of the existing two-step impairment test is unnecessary. The guidance is effective for the Company for annual periods beginning after December 15, 2011. The implementation of the guidance did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

In June 2011, the FASB issued guidance that modified how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. The revised financial statement presentation for comprehensive income is effective for the Company for annual periods beginning after December 15, 2011. The Company has included an additional statement as a result of applying this guidance.

In May 2011, the FASB issued new guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance is effective for the Company for annual periods beginning after December 15, 2011. The implementation of the guidance did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

Index

(2) Share-Based Payment Arrangements

The following table summarizes the plans under which the Company was able to grant equity compensation as of March 31, 2012:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares

FalconStor Software, Inc., 2006 Incentive Stock Plan	12,044,957	1,138,067	8,441,248	May 17, 2016

FalconStor Software, Inc., 2010 Outside Directors Equity	400,000	330,000	63,400	May 8, 2020

The following table summarizes the Company equity plans that have expired but that still have equity awards outstanding as of March 31, 2012:

	Shares Available	Shares
Name of Plan	for Grant	Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	--	4,407,272

1994 Outside Directors Stock Option Plan	--	110,500

2004 Outside Directors Stock Option Plan	--	250,000

FalconStor Software, Inc., 2007 Outside Directors Equity	--	188,600
Compensation Plan

Stand-Alone Stock Option Agreement between	--	1,220,000
the Company and James P. McNiel

All options granted under the Company’s equity plans have terms of ten years.

The following table summarizes stock option activity during the three months ended March 31, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2011	14,456,722	$4.95

Granted	521,200	$2.94
Exercised	(82,900)	$2.45
Canceled	(10,000)	$7.98
Forfeited	(428,290)	$6.88

Options Outstanding at March 31, 2012	14,456,732	$4.83	6.12	$ 5,497,712

Options Exercisable at March 31, 2012	9,143,605	$5.64	4.57	$ 3,287,284

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the three months ended March 31, 2012 and 2011 was $202,865 and $467,354, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 was $78,253 and $258,296 respectively.

Index

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations:

	Three months ended March 31,
	2012	2011
Cost of revenues - Product	$49	$732
Cost of revenues - Support and Service	70,969	143,487
Research and development costs	318,958	479,042
Selling and marketing	486,625	422,724
General and administrative	571,701	268,962

	$1,448,302	$1,314,947

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

	Three months ended March 31,
	2012	2011
Directors, officers and employees	$277,417	$394,534
Non-employee consultants	-	2,592

	$277,417	$397,126

As of March 31, 2012, an aggregate of 2,821,054 shares of restricted stock had been issued, of which, 2,139,137 had vested and 458,139 had been canceled. As of March 31, 2011, an aggregate of 2,748,872 shares of restricted stock had been issued, of which, 1,712,467 had vested and 443,240 had been canceled.

As of March 31, 2012, an aggregate of 90,412 restricted stock units had been issued, of which 78,555 had vested and 11,347 had been canceled. As of March 31, 2011, an aggregate of 90,412 restricted stock units had been issued, of which 70,635 had vested and 2,500 had been canceled.

The following table summarizes restricted stock and restricted stock units activity during the three months ended March 31, 2012:

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2011	525,889

Granted	-
Vested	(290,105)
Forfeited	(11,496)

Non-Vested at March 31, 2012	224,288

Index

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the three months ended March 31, 2012 and 2011 was $860,147 and $1,369,493, respectively.

Options granted to officers, employees and directors during fiscal 2012 and 2011 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period generally of three years.

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

	Three months ended March 31,
	2012	2011
Non-qualified stock options	$55,192	$86,903
Restricted stock awards	-	2,592

	$55,192	$89,495

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

As of March 31, 2012, there was approximately $7,769,296 of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s equity plans.

(3) Income Taxes

The Company’s provision for income taxes consists of federal, state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.  The Company’s 2012 annual effective tax rate (excluding discrete items) is estimated to be approximately (9.5%) based upon its anticipated results both in the U.S. and in its foreign subsidiaries.

For the three months ended March 31, 2012, the Company recorded an income tax provision of $0.2 million on its pre-tax loss of $2.2 million, consisting of primarily state and local and foreign taxes. Additionally, the Company recorded an adjustment to its accrual for certain legal matters during the three months ended March 31, 2012, which the Company believes will be non-deductible for US income tax purposes. The tax impact related to this accrual was recorded as a discrete item during the three months ended March 31, 2012. During the three months ended March 31, 2012, the Company’s conclusion did not change with respect to its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2012 estimated annual effective tax rate. As of March 31, 2012, the valuation allowance totaled approximately $32.4 million.

For the three months ended March 31, 2011, the Company recorded an income tax provision of $0.6 million on its pre-tax loss of $5.4 million, consisting of primarily state and local and foreign taxes.

Index

The Company’s total unrecognized tax benefits for both March 31, 2012 and December 31, 2011 were approximately $5.1 million, which if recognized, would affect the Company’s effective tax rate. As of March 31, 2012 and December 31, 2011, the Company recorded an aggregate of approximately $265,000 and $232,000, respectively, of accrued interest and penalties.

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

  Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at March 31, 2012 and December 31, 2011 totaled $6.5 million and $8.1 million, respectively, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes government securities and corporate debt securities, which at March 31, 2012 and December 31, 2011 totaled $20.7 million and $20.9 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes auction rate securities, which at March 31, 2012 and December 31, 2011 totaled $0.5 million and $0.6 million, respectively, which are included within long-term marketable securities in the condensed consolidated balance sheets.

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

Index

As of each March 31, 2012 and December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. The Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

As of March 31, 2012, the Company recorded a cumulative temporary decline in fair value of approximately $56,000 in accumulated other comprehensive loss. As of December 31, 2011, the Company recorded a cumulative temporary decline in fair value of approximately $89,000 in accumulated other comprehensive loss. During the first quarter of 2012, $100,000 of the Company’s auction rate securities were called by the issuer at par value. The Company believes that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, the Company will record a charge to earnings in the period of determination.

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

Items Measured at Fair Value on a Recurring Basis

       The following table presents the Company’s assets that are measured at fair value on a recurring basis at March 31, 2012:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$6,523,858	$6,523,858	$-	$-
Total cash equivalents	6,523,858	6,523,858	-	-

Marketable securities:
Corporate debt and government securities	20,668,767	-	20,668,767	-
Auction rate securities	543,824	-	-	543,824
Total marketable securities	21,212,591	-	20,668,767	543,824

Total assets measured at fair value	$27,736,449	$6,523,858	$20,668,767	$543,824

Index

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2011:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$8,129,960	$8,129,960	$-	$-
Total cash equivalents	8,129,960	8,129,960	-	-

Marketable securities:
Corporate debt and government securities	20,894,328	-	20,894,328	-
Auction rate securities	611,082	-	-	611,082
Total marketable securities	21,505,410	-	20,894,328	611,082

Total assets measured at fair value	$29,635,370	$8,129,960	$20,894,328	$611,082

The Company’s valuation methodology for auction rate securities includes a discounted cash flow analysis. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of January 1st through March 31st of each of the respective years:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Auction Rate Securities

	March 31, 2012	March 31, 2011
Beginning Balance	$611,082	$578,643
Total unrealized gains in accumulated
other comprehensive loss	32,742	3,774
Securities called by issuer	(100,000)	-
Ending Balance	$543,824	$582,417

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

Index

The cost and fair values of the Company’s available-for-sale marketable securities as of March 31, 2012, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)

Auction rate securities	$543,824	$600,000	$(56,176)

Government securities	16,558,814	16,543,020	15,794

Corporate debt securities	4,109,953	4,108,517	1,436

	$21,212,591	$21,251,537	$(38,946)

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2011, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)

Auction rate securities	$611,082	$700,000	$(88,918)

Government securities	17,303,207	17,286,598	16,609

Corporate debt securities	3,591,121	3,602,602	(11,481)

	$21,505,410	$21,589,200	$(83,790)

(6) Inventories

Inventories consist of component materials and finished systems. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. Component material consists of certain key replacement parts for the finished systems. Inventories are as follows:

	March 31,	December 31,
	2012	2011

Component materials	$77,080	$63,179
Finished systems	2,116,086	1,705,828

Total Inventory	$2,193,166	$1,769,007

As of March 31, 2012 and December 31, 2011, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

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

Index

During each of the three months ended March 31, 2012 and 2011, the Company did not repurchase any shares of its common stock. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339. As of March 31, 2012, the Company had the authorization to repurchase an additional 5,994,765 shares of its common stock based upon its judgment and market conditions.

Preferred Stock

The Company is authorized to issue two million shares of $0.001 par value preferred stock. No preferred stock has been issued or outstanding for any period presented.

(8) Commitments and Contingencies

As of March 31, 2012, the Company has an operating lease covering its corporate office facility that expires in February 2017. The Company has the option to terminate the lease as of the last date of each month between August 31, 2013 and February 28, 2014, on nine months’ prior written notice. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2012 through 2015. The following is a schedule of future minimum lease payments for all operating leases as of March 31, 2012:

2012	$ 2,120,174
2013	2,002,302
2014	1,699,852
2015	1,497,575
2016	1,500,127
Thereafter	251,927
$ 9,071,957

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. To date, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on guarantees. As of March 31, 2012 and March 31, 2011, there were no claims outstanding under such indemnification provisions.

On January 11, 2011, the Company entered into an Employment Agreement (“McNiel Employment Agreement”) with James P. McNiel. Pursuant to the McNiel Employment Agreement, the Company agreed to employ Mr. McNiel as President and Chief Executive Officer of the Company effective January 1, 2011 through December 31, 2013, at an annual salary of $400,000 per annum for calendar years 2011, 2012 and 2013. Pursuant to the McNiel Employment Agreement, Mr. McNiel’s base salary is subject to review annually by the Board of Directors and may be increased but not decreased as determined by the Board of Directors based on job performance. The McNiel Employment Agreement also provides for certain equity based awards as previously disclosed in the Company’s quarterly reports on Form 10-Q during 2011 and its Annual Report on Form 10-K for the year ended December 31, 2011.

Index

(9) Litigation

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

The Company is cooperating fully with the investigations of both the USAO and the SEC and has produced documents responsive to both subpoenas and the additional document request. The Company intends to produce more documentation, if and when requested by the USAO and the SEC and to continue to cooperate fully with both investigations. In addition, the Company reduced its accrual relating to certain costs associated with the possible resolution of the government investigations to $5.8 million, or $1.7 million, from $7.5 million as of December 31, 2011, based upon the most probable resolutions as of the date of this filing.

The Company has discussed, with the USAO and the SEC, settlement of their respective investigations. The Company cannot predict the scope, timing, or ultimate outcome of the USAO and SEC investigations and cannot predict what impact, if any, these matters may have on its business, financial condition, results of operations, and liquidity.  These matters could lead to an adverse impact on the Company's credit ratings and ability to obtain financing, an adverse impact on its stock price, loss of additional senior management, the inability to attract or retain key employees, and the loss of customers.  In addition, under the law, any illegal acts of its employees may be ascribed to the Company.

Index

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

Company shareholders filed actions in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company against the Company, each of the Company’s Directors, Mr. Weber, Wayne Lam, a former Vice president of the Company, and the estate of Mr. Huai (the “Derivative Action”). The consolidated amended Derivative Action complaint alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets.

The Company has filed a motion to dismiss the Derivative Action.

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

Index

(10) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three months ended March 31, 2012 and 2011, and the location of long-lived assets as of March 31, 2012 and December 31, 2011, are summarized as follows:

	Three Months Ended March 31,
Revenues:	2012	2011

North America	$8,116,232	$8,342,529
Asia Pacific	5,911,275	5,325,181
Europe, Middle East, Africa and Other	5,340,565	5,291,552

Total Revenues	$19,368,072	$18,959,262

	March 31,	December 31,
Long-lived assets:	2012	2011

North America	$10,996,396	$11,271,525
Asia Pacific	1,072,891	1,122,487
Europe, Middle East, Africa and Other	345,406	326,435

Total long-lived assets	$12,414,693	$12,720,447

      For the three months ended March 31, 2012 the Company had one customer that accounted for 12% of total revenues. For the three months ended March 31, 2011, the Company did not have any customers that accounted for 10% or more of total revenues. As of March 31, 2012, the Company had one customer that accounted for 16% or more of the accounts receivable balance. As of December 31, 2011, the Company had one customer that accounted for 11% of the accounts receivable balance.

Due to cash collections of previously reserved accounts receivable balances, the Company recorded a benefit of approximately $0.6 million during the three months ended March 31, 2012, as compared with a benefit of $0.9 million for the same period in 2011. These amounts are included within revenues in each respective period in the accompanying condensed consolidated statements of operations.

(11) Restructuring Costs

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

Index

Accrued restructuring costs associated with the 2011 Plan are as follows:

	Reconciliation of Aggregate Liability Recorded for
	Restructuring Costs

	December 31,			March 31,
	2011	Provisions	Payments	2012

Severance related costs	$94,844	$-	$46,929	$47,915
Facility abandonment costs	$25,200	$-	$12,600	$12,600

Total Restructuring Costs	$120,044	$-	$59,529	$60,515

Both the severance related liabilities and facility abandonment liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses to the 2011 Plan are included within “restructuring costs” in the accompanying condensed consolidated statements of operations. The accrued payments remaining as of March 31, 2012 are expected to be paid at various times through June 2012.

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

OVERVIEW

While our revenue for the first quarter of 2012 was up only slightly from first quarter of 2011, we view any increase as a positive sign because product revenues from our legacy OEM customers (Oracle, EMC and IBM), declined nearly 99% on a year-over-year basis.  We were able to replace these lost product revenues with revenues from sales of our FalconStor-branded products, products from our existing OEM customers, and maintenance fees and professional services.

The investigations by the United States Attorney’s Office for the Eastern District of New York and by the Securities and Exchange Commission continue to cause distraction to our efforts to promote, market and sell our goods and services. We cannot predict how long these investigations, or the stockholder lawsuits that have been filed, will last, or what the outcomes will be. The investigations and the lawsuits are more fully described in Part II, Item 1 – Legal Proceedings of this 10-Q filing. In addition, these legal matters have, and could continue to, negatively impact the perception that customers or potential customers have of our Company. This has a negative impact on revenues. We have also incurred, and will continue to incur, significant expenses, and we have made accruals for costs of the investigation. At March 31, 2012, our cash, cash equivalents and marketable securities totaled approximately $37.6 million.

Overall, product revenues decreased 5% from the first quarter of 2011.  Our revenues from our OEM partners declined 49% from the first quarter of 2011, with the revenues that we lost from our legacy OEMs being partially replaced by revenues from newer OEM customers. Revenues from our FalconStor-branded products, or non OEM partners, increased 1 % over the first quarter of 2011.

Non-OEMs contributed 93% of our product revenues in the first quarter of 2012 and OEMs contributed 7%.  Hitachi Data Systems (HDS), which re-sells our branded solutions, contributed 12% of our total revenues for the first quarter of 2012.

Total revenues for the first quarter of 2012 grew 2% to $19.4 million from $19.0 million in the first quarter of 2011.

Support and services revenue grew 13% on a year-over-year basis. The maintenance fee portion of our support and services revenue, which is more consistent than our professional services revenue, grew 8% to $7.6 million in the first quarter of 2012, from $7.0 million in the first quarter of 2011.

Our net loss for the first quarter of 2012 was $2.4 million, compared with a net loss of $6.0 million for the same period a year ago. Included in the net loss for the first quarter of 2012 was a net reduction of the costs associated with the ongoing government investigations of $1.3 million. The $1.3 million was comprised of a $1.7 million reduction in the accrual for certain costs associated with the possible resolution of the investigations, less $0.4 million in legal fees associated with the investigations in the quarter. During the same period in 2011, we had $2.6 million of costs associated with the ongoing government investigations. The $2.6 million of costs incurred during the first quarter of 2011 was comprised of $1.1 million of legal fees and an accrual of $1.5 million for certain costs associated with the possible resolution of the government investigations.

Index

Operating expenses for the first quarter of 2012 decreased $3.5 million as compared with the first quarter of 2011.  However, operating expenses for these periods were affected by accruals and costs related to the government investigations. If these accruals and costs are removed, operating expenses increased $394,000, or 2%, compared with the first quarter of 2011. The increase in operating expenses was primarily attributable to additional sales headcount as we rebuilt our U.S. sales force, and an increase of $206,000 in stock-based compensation expense compared with the same period in 2011.

We had positive cash flows from operations in the first quarter of 2012 of $0.4 million, down from the first quarter of 2011 of $5.6 million. The primary difference in our cash flow from operations year-over-year is reflective of our cash management initiatives that we have implemented surrounding our collection and payment efforts. We believe the more significant metric is that we continue to remain cash flow positive quarter over quarter and year over year.

Deferred revenue at March 31, 2012 increased 3%, compared with the balance at December 31, 2011, and increased 9% compared with the balance at March 31, 2011.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2012 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2011.

Our primary sales focus is on selling turn-key solutions, whereby our software is integrated with industry standard hardware and sold as one complete integrated solution. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. Product revenue consists of both integrated solutions and stand-alone software revenues. Support and services revenues consists of both maintenance revenues and professional services revenues.

Total revenues for the three months ended March 31, 2012 increased 2% to $19.4 million, compared with $19.0 million for the three months ended March 31, 2011. Our cost of revenues increased 7% to $5.2 million for the three months ended March 31, 2012, compared with $4.8 million for the three months ended March 31, 2011. Included in our cost of revenues for each of the three months ended March 31, 2012 and 2011 was $0.1 million of share-based compensation expense. Our operating expenses decreased 18% from $19.8 million for the three months ended March 31, 2011 to $16.3 million for the three months ended March 31, 2012. Included in the operating results for the three months ended March 31, 2012 was a net reduction of $1.3 million of costs associated with the ongoing government investigations that commenced during the second half of 2010. The net reduction of $1.3 million was comprised of a $1.7 million reduction in the accrual for certain costs associated with the possible resolution of the investigations, less $0.4 million in legal fees associated with the investigations. In addition, included in our operating expenses for the three months ended March 31, 2012 and 2011 was $1.4 million and $1.2 million, respectively, of share-based compensation expense. Net loss for the three months ended March 31, 2012 was $2.4 million, compared with a net loss of $6.0 million for the three months ended March 31, 2011. Included in our net loss for the three months ended March 31, 2012 was an income tax provision of $0.2 million, compared with an income tax provision of $0.6 million for the three months ended March 31, 2011. The income tax provision of $0.2 million was primarily attributable to the impact of our estimated 2012 full year effective tax rate on our pre-tax losses for the three months ended March 31, 2012. The income tax provision of $0.6 million was primarily attributable to the impact of our estimated 2011 full year effective tax rate on our pre-tax losses for the three months ended March 31, 2011.

Index

Overall, the increase in total revenues was primarily due to an increase in support and service revenues for the three months ended March 31, 2012, compared with the same period in 2011. In total, our product revenues decreased 5%. Product revenues from our non-OEM partners increased 1%, while product revenues from our OEM partners decreased 49% for the three months ended March 31, 2012, compared with the same period in 2011. The overall increase in our non-OEM product revenues was primarily attributable to the continued focus and emphasis on our FalconStor-branded business. However, due to the ongoing government investigations and uncertainties surrounding the potential outcome of these investigations, the Company continues to experience challenges and disruptions throughout its business. These disruptions have contributed to the difficulties we continue to experience primarily surrounding our overall product revenue growth within the non-OEM business. In addition, as anticipated, our OEM product revenues continued to decline, as a result of merger and acquisition activity involving some of our historically major OEM partners that began in 2009, and more recently, end-of-life programs implemented by some of our historical OEM partners, which we have previously reported. We do not anticipate that any of our historical OEM partners will contribute over 10% of our annual revenues for the foreseeable future. However, because of our well-established installed customer base, our support revenues derived from maintenance agreements continued to grow and were e not as significantly impacted by the disruptions in our OEM business.

Overall, our total operating expenses decreased $3.5 million, or 18% to $16.3 million for the three months ended March 31, 2011, as compared with $19.8 million for the same period in 2011. This decrease was primarily due to a net reduction of $1.3 million of costs associated with the ongoing government investigations, as detailed above. We have been successful in reducing costs within certain sectors of our business, while continuing to invest in other sectors of our business with the continued focus on improving and increasing overall operational efficiencies. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook. Our worldwide headcount was 454 employees as of March 31, 2012, compared with 508 employees as of March 31, 2011.

Revenues

	Three months ended March 31,
	2012	2011
Revenues:
Product revenue	$10,662,953	$11,259,015
Support and services revenue	8,705,119	7,700,247

Total Revenues	$19,368,072	$18,959,262

Year-over-year percentage growth
Product revenue	-5%	15%
Support and services revenue	13%	5%

Total percentage growth	2%	11%

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

Index

Product revenue decreased 5% from $11.3 million for the three months ended March 31, 2011 to $10.7 million for the three months ended March 31, 2012. These amounts are net of a benefit of $0.6 million recognized during the three months ended March 31, 2012, compared with a benefit of $0.9 million in the same period in 2011, resulting from the impact of our collections of previously reserved accounts receivable. Product revenue represented 55% and 59% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. Product revenues from our non-OEM partners increased 1%, while product revenues from our OEM partners decreased 49% for the three months ended March 31, 2012, compared with the same period in 2011. The overall increase in our non-OEM product revenues was primarily attributable to the continued focus and emphasis on our FalconStor-branded business. However, due to the ongoing government investigations and uncertainties surrounding the potential outcome of these investigations, the Company continues to experience challenges and disruptions throughout its business. These disruptions have contributed to the difficulties we continue to experience primarily surrounding our overall product revenue growth within the non-OEM business. In addition, as anticipated, our OEM product revenues continued to decline, as a result of merger and acquisition activity involving some of our historically major OEM partners that began in 2009, and more recently, end-of-life programs implemented by some of our historical OEM partners, which we have previously reported. We do not anticipate that any of our historical OEM partners will contribute over 10% of our annual revenues for the foreseeable future. Product revenue from our non-OEM partners represented 93% and 87% of our total product revenue for the three months ended March 31, 2012 and 2011, respectively. Product revenue from our OEM partners represented 7% and 13% of our total product revenue for the three months ended March 31, 2012 and 2011, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook. We anticipate that our investments in the FalconStor-branded business will result in our non-OEM generated product revenue growing at a greater rate in future years when compared to our OEM generated product revenue.

Support and services revenue

Support and services revenue is comprised of (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Support and services revenue increased 13% from $7.7 million for the three months ended March 31, 2011 to $8.7 million for the three months ended March 31, 2012. The increase in support and services revenue was attributable to increases in both (i) maintenance and technical support services and (ii) professional services.

Maintenance and technical support services increased from $7.0 million for the three months ended March 31, 2011 to $7.6 million for the same period in 2012. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire.

Professional services revenues increased from $0.7 million for the three months ended March 31, 2011 to $1.1 million for the same period in 2012. The professional services revenue varies from period to period based upon (i) the number of integrated solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that were completed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our integrated solutions.

Index

Cost of Revenues

	Three months ended March 31,
	2012	2011
Cost of revenues:
Product	$2,020,486	$1,723,006
Support and service	3,161,356	3,119,219
Total cost of revenues	$5,181,842	$4,842,225

Total Gross Profit	$14,186,230	$14,117,037

Gross Margin:
Product	81%	85%
Support and service	64%	59%
Total gross margin	73%	74%

Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of purchased and capitalized software, shipping and logistics costs, and share-based compensation expense. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, and share-based compensation expense. Cost of product revenue for the three months ended March 31, 2012 increased $0.3 million, or 17%, to $2.0 million compared with $1.7 million for the same period in 2011. The increase in cost of product revenue was primarily attributable to increased hardware costs. Hardware costs will vary from period to period based upon the mix of deals whereby our software is integrated on industry standard hardware creating a turn-key solution or integrated solution. Our cost of support and service revenues for the three months ended March 31, 2012 increased less than $0.1 million, or 1% to $3.2 million compared with $3.1 million for the same period in 2011. The increase in cost of support and service revenue is primarily related to personnel costs, primarily the mix of our headcount within support and services as compared with the same period in 2011.

Total gross profit increased $0.1 million, or 1%, to $14.2 million for the three months ended March 31, 2012 from $14.1 million for the same period in 2011. Total gross margin decreased to 73% for the three months ended March 31, 2012 from 74% for the same period in 2011. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of total revenue for both the three months ended March 31, 2012 and March 31, 2011. Share-based compensation expense included in the cost of support and service revenue remained consistent at $0.1 million for each of three months ended March 31, 2012 and March 31, 2011. Share-based compensation expense related to cost of support and service revenue was equal to less than 1% and 1% of total revenue for the three months ended March 31, 2012 and 2011, respectively.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $1.4 million, or 23%, to $4.7 million for the three months ended March 31, 2012 from $6.1 million in the same period in 2011. The decrease in research and development costs was primarily the result of (i) a decline in salary and personnel costs, including share-based compensation expenses, as a result of lower research and development headcount, and (ii) an increase of approximately $0.3 million related to the capitalization of costs associated with software development. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $0.3 million from $0.5 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Share-based compensation expense included in research and development costs was equal to 2% and 3% of total revenue for the three months ended March 31, 2012 and 2011, respectively.

Index

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses increased $1.3 million, or 15%, to $9.8 million for the three months ended March 31, 2012 from $8.5 million for the same period in 2011. The increase in selling and marketing expenses was primarily attributable to the full impact of personnel costs, primarily salaries and commissions, related to the hiring of additional sales and support personnel specifically within the sales organizations during the first half of 2011. Share-based compensation expense included in selling and marketing increased to $0.5 million from $0.4 million for the three months ended March 31, 2012 and 2011, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 3% and 2% of total revenue for the three months ended March 31, 2012 and 2011, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased $0.5 million, or 20%, to $3.1 million for the three months ended March 31, 2012 from $2.6 million for the same period in 2011. The overall increase within general and administrative expenses related to increases in (i) personnel related costs, and (ii) various administrative costs. Share-based compensation expense included in general and administrative expenses increased to $0.6 million from $0.3 million for the three months ended March 31, 2012 and 2011, respectively. Share-based compensation expense included in general and administrative expenses was equal to 3% and 1% of total revenue for the three months ended March 31, 2012 and 2011, respectively.

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

During the three months ended March 31, 2012, we reduced our accrual relating to certain costs associated with the possible resolution of the government investigations to $5.8 million, or $1.7 million, from $7.5 million as of December 31, 2011, based upon the most probable resolutions as of the date of this filing.  As of March 31, 2012, our total investigation costs resulted in a net reduction of $1.3 million, which was comprised of (i) $0.4 million of legal fees, and (ii) the $1.7 million accrual reduction as previously described. Investigation costs for the three months ended March 31, 2011, totaled $2.6 million, which consisted of $1.1 million of legal and professional fees, and an accrual of $1.5 million for certain costs associated with the possible resolution of the government investigations. See Part II, Item 1 – Legal Proceedings of this quarterly report on Form 10-Q, for a more detailed description of the investigations.

Index

We expect that our operating expenses will continue to be adversely impacted during 2012 due to professional and service provider fees and other costs, resulting from the ongoing external investigations and stockholder lawsuits.

Interest and Other (Loss) Income

We invest our cash primarily in money market funds, government securities, and corporate bonds. As of March 31, 2012, our cash, cash equivalents, and marketable securities totaled $37.6 million, compared with $42.4 million as of March 31, 2011. Interest and other (loss) income decreased $0.4 million to ($0.1) million for the three months ended March 31, 2012 compared with $0.3 million for the same period in 2011. The decrease in interest and other (loss) income was primarily due to a foreign currency loss of ($0.2) million incurred during the three months ended March 31, 2012 as compared with a foreign currency gain of $0.2 million for the same period in 2011.

Income Taxes

Our provision for income taxes consists of state, local, and foreign taxes. For the three months ended March 31, 2012, we recorded an income tax provision of $0.2 million on our pre-tax loss of $2.2 million, consisting of primarily state and local and foreign taxes. For the three months ended March 31, 2011, we recorded an income tax provision of $0.6 million. During 2010, we concluded that our domestic deferred tax assets were no longer realizable on a more-likely-than-not basis. During the three months ended March 31, 2012, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2012 estimated annual effective tax rate. As of March 31, 2012, the valuation allowance totaled approximately $32.4 million.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, goodwill and other intangible assets, software development costs, and fair value measurements.

Revenue Recognition. We recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition. Product revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract, a customer purchase order, and/or a royalty report summarizing software licenses sold for each software license resold by an OEM, distributor or solution provider to an end user. Product fees are fixed and determinable as our standard payment terms range from 30 to 90 days, depending on regional billing practices, and we have not provided any of our customers with extended payment terms during the three months ended March 31, 2012. When a customer purchases our integrated solutions and/or licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance for its fair value based on the contractual optional maintenance renewal rate.

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. Due to cash collections of previously reserved accounts receivable balances during the three months ended March 31, 2012, we recorded a net benefit of approximately $0.6 million as compared with a net benefit of approximately $0.7 million for the three months ended March 31, 2011. These amounts are included within our unaudited condensed consolidated statement of operations in each respective year. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

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

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three months ended March 31, 2012 and 2011could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

Index

As of each of March 31, 2012 and December 31, 2011, we had $4.2 million of goodwill. As of each of March 31, 2012 and December 31, 2011, we had $0.2 million (net of amortization),  of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of March 31, 2012 and December 31, 2011, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

Software Development Costs. As discussed further in Note (1) Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements, we account for software development costs in accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased or marketed.

As of March 31, 2012 and December 31, 2011, we had $1.3 million and $1.0 million, respectively, of software development costs, net of amortization. The authoritative guidance requires that the costs associated with the development of new software products and enhancements to existing software products be expensed as incurred until technological feasibility of the product has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenues from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenues related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenues could impact the recovery of our capitalized software development costs. We amortize software development costs using the straight-line method.

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using an undiscounted cash flow analysis, a non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant as of March 31, 2012 and December 31, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
	2012	2011
Cash provided by (used in):
Operating activities	$389,276	$5,625,397
Investing activities	(320,408)	(2,817,219)
Financing activities	202,865	467,354
Effect of exchange rate changes	(154,160)	(47,766)

Net increase in cash and cash equivalents	$117,573	$3,227,766

Index

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balance as of March 31, 2012 totaled $37.6 million, as compared with $37.8 million as of December 31, 2011. Cash and cash equivalents totaled $16.4 million and marketable securities totaled $21.2 million at March 31, 2012. As of December 31, 2011, we had $16.3 million in cash and cash equivalents and $21.5 million in marketable securities.

For approximately the past six quarters, we have been in an ongoing period of transition, which included various senior management changes, including new sales leadership in all of our regions, as well as changes within our North American sales force structure. In addition, during the third quarter 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 global positions from various departments and a satellite facility. These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and drive operational efficiencies (see Note (11) Restructuring Costs to our unaudited condensed consolidated financial statements for further information.) We continue to evaluate the appropriate headcount levels to properly align all of our resources with our current and long-term outlook. We will continue to focus on bringing our expense structure in line with our current revenue levels, which we expect will provide a positive impact on our operating results. We will continue to make investments in capital expenditures. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may use our cash for these purposes. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such license purchases or acquisitions.

As discussed further in Part II, Item 1 – Legal Proceedings of this quarterly report on Form 10-Q, we are currently under investigations by the United States Attorney’s Office and the Securities and Exchange Commission and we are named in stockholder and derivative lawsuits. We have incurred, and we will continue to incur, significant expenses, primarily for legal counsel and legal services providers, due to the ongoing government investigations. As of the date of this filing, we have accrued $5.8 million for certain costs associated with the possible resolution of the government investigations, but there is no assurance that this amount will be sufficient to cover the final settlement amount. While these investigations will likely decrease our sources of liquidity, we cannot predict the scope, timing, or outcome of such legal proceedings, nor can we predict what impact, if any, these matters may have on our business, financial condition, results of operations, and statement of cash flow.

We currently do not have any debt and our only significant commitments are related to our employment agreement with James P. McNiel, our President and Chief Executive Officer and our office leases.

At various times from October 2001 through February 2009 our Board of Directors has authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. We did not repurchase any of our outstanding common stock during each of the three months ended March 31, 2012 and March 31, 2011. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. As of March 31, 2012, we had the authority to repurchase an additional 5,994,765 shares of our common stock based upon our judgment and market conditions. See Note (8) Stockholders’ Equity to our unaudited condensed consolidated financial statements for further information.

Net cash provided by operating activities totaled $0.4 million and $5.6 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The decrease in net cash provided by operating activities during the three months ended March 31, 2012, compared with the same period in 2011, was partially the result of our net loss of $2.4 million compared with a net loss of $6.0 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to stock-based compensation, deferred tax asset valuation allowance, and provisions for returns and doubtful accounts; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, accrued expenses and deferred revenues.

Index

Net cash used in investing activities was $0.3 million and $2.8 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Included in investing activities for both the three months ended March 31, 2012 and March 31, 2011, are the sales and purchases of our marketable securities, which include the sales, maturities and reinvestment of our marketable securities. The net cash used in investing activities from the net sales (purchases) of securities was $0.3 million for the three months ended March 31, 2012, and ($1.9) million for the same period in 2011. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $0.2 million for the three months ended March 31, 2012 and $0.8 million for the same period in 2011. The cash used in the capitalization of software development costs was $0.4 million for the three months ended March 31, 2012 and $0.1 million for the same period in 2011. We continually evaluate potential software license purchases and acquisitions, and we may continue to make such investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2012, compared with net cash provided by financing activities of $0.5 million for the same period in 2011. Cash inflows from financing activities primarily result from the proceeds received from the exercise of stock options. During the three months ended March 31, 2012 and March 31, 2011, we received proceeds from the exercise of stock options of $0.2 million and $0.5 million, respectively.

As discussed in Note (4) Fair Value Measurements, to our unaudited condensed consolidated financial statements, we utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we held as of March 31, 2012 and December 31, 2011.

As of March 31, 2012 and December 31, 2011, $0.6 million and $0.7 million, (at par value), respectively, of our investments was comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. Since mid-2008 we have experienced failed auctions on our auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 - 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our condensed consolidated balance sheet at both March 31, 2012 and December 31, 2011.

Our auction rate securities are classified as available-for-sale securities and are reflected at fair value. In prior periods during the auction process, quoted market prices were readily available, which would qualify as Level 1 under FASB authoritative guidance. Since mid-2008, the auction events for most of these instruments failed and, therefore, we have determined the estimated fair values of these securities utilizing a discounted cash flow analysis. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, associated with the securities, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. As a result, we classified these instruments as Level 3 unobservable inputs within our consolidated financial statements.

As of March 31, 2012, we recorded a cumulative temporary decline in fair value of approximately $56,000 in accumulated other comprehensive loss. As of December 31, 2011, we recorded a cumulative temporary decline in fair value of approximately $89,000 in accumulated other comprehensive loss. During the three months ended March 31, 2012, $100,000 of our auction rate securities were called by the issuer at par value. We believe that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, we will record a charge to earnings in the period of determination.

Index

Our holdings of auction rate securities (at par value) represented approximately 2% of our cash, cash equivalents, and marketable securities balance as of each of  March 31, 2012 and December 31, 2011,  which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the decline in fair value deemed to be temporary is primarily due to liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

We currently do not have any debt and our only material cash commitments are related to our employment agreement with James P. McNiel, our President and Chief Executive Officer and our office leases. We have an operating lease covering our corporate office facility that we recently extended to February 2017. We also have several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2012 through 2015. Refer to Note (8) Commitments and Contingencies to our unaudited condensed consolidated financial statements.

We believe that our current balance of cash, cash equivalents and marketable securities, and expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $37.6 million as of March 31, 2012. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 40% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at March 31, 2012.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended March 31, 2012 and 2011, approximately 58% and 56%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro, Japanese Yen, the New Taiwanese Dollar, Korean Won, and to a lesser extent the Canadian Dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at March 31, 2012, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.0 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Index

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Index

For the years ended December 31, 2008, 2009, 2010 and 2011, and for the period ended March 31, 2012, revenues from the customer that employed the individual(s) to whom improper payments were allegedly made totaled $4.1 million, $7.2 million, $1.7 million, $1.3 million and $0.3 million, respectively.

The Company is cooperating fully with the investigations of both the USAO and the SEC and has produced documents responsive to both subpoenas and the additional document request. The Company intends to produce more documentation, if and when requested by the USAO and the SEC and to continue to cooperate fully with both investigations. In addition, the Company recorded an accrual of $5.8 million for certain costs associated with the possible resolution of the government investigations.

The Company has discussed, with the USAO and the SEC, settlement of their respective investigations. The Company cannot predict the  scope, timing, or ultimate outcome of the USAO and SEC investigations and cannot predict what impact, if any, these matters may have on its business, financial condition, results of operations, and liquidity. These matters could lead to an adverse impact on the Company's credit ratings and ability to obtain financing, an adverse impact on its stock price, loss of additional senior management, the inability to attract or retain key employees, and the loss of customers.  In addition, under the law, any illegal acts of its employees may be ascribed to the Company.

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

Company shareholders filed actions in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company against the Company, each of the Company’s Directors, Mr. Weber, Wayne Lam, a former Vice President of the Company, and the estate of Mr. Huai (the “Derivative Action”). The consolidated amended Derivative Action complaint alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets.

The Company filed a motion to dismiss the Derivative Action.

Index

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

Item 1A. Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”). The information below sets forth additional risk factors or risk factors that have had material changes since the 2011 10-K, and should be read in conjunction with Item 1A of the 2011 10-K.

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

Index

The Company is cooperating fully with the investigations of both the USAO and the SEC and has produced documents responsive to both subpoenas and the additional document request. We intend to produce more documentation, if and when requested by the USAO and the SEC and to continue to cooperate fully with both investigations. In addition, the Company recorded an accrual of $5.8 million for certain costs associated with the possible resolution of the government investigations.

The Company has discussed, with the USAO and the SEC, settlement of their respective investigations. The Company cannot predict the  scope, timing, or ultimate outcome of the USAO and SEC investigations and cannot predict what impact, if any, these matters may have on its business, financial condition, results of operations, and liquidity. These matters could lead to an adverse impact on the Company's credit ratings and ability to obtain financing, an adverse impact on its stock price, loss of additional senior management, the inability to attract or retain key employees, and the loss of customers.  In addition, under the law, any illegal acts of its employees may be ascribed to the Company.

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

We cannot predict the scope, timing, or outcomes of the USAO and SEC investigations, which may include the institution of administrative, civil injunctive, or criminal proceedings, the imposition of fines and penalties, which may be significant, suspensions or debarments from government contracts, and other remedies and sanctions, and whether we will be able to resolve the investigations in a manner favorable to the Company. As of March 31, 2012 we have accrued a total of $5.8 million (after previously accruing $7.5 million) for certain costs associated with the possible resolution of the government investigations. This is the amount that we can reasonably estimate now, but there can be no guarantee that this amount will be sufficient to satisfy any fines, penalties or other payments or costs, that might be imposed on us, in addition to any prejudgment interest on such payments.

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

Index

We are among the defendants in a putative derivative action lawsuit. We cannot predict the timing or the outcome of this action, or whether we have adequate insurance to cover our costs and any damages.

Company shareholders filed actions in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company against the Company, each of the Company’s Directors, Mr. Weber, Wayne Lam, a former Vice President of the Company, and the estate of Mr. Huai (the “Derivative Action”). The consolidated amended Derivative Action complaint alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets.

We have filed a motion to dismiss the Derivative Action.

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

The market for network storage solutions is highly competitive. Our announcement of improper payments, and the existence of the governmental investigations and the stockholder suits have damaged our reputation and harmed our ability to compete for customers. We are aware that some of our competitors have used these facts in attempts to dissuade potential customers from doing business with us. When potential customers choose not to buy our products or services, or not to license our software, it has a negative impact on our business.

We may be dependent on certain key customers.

From time to time, we may have one or more customers account for 10% or more of our revenues during any period.  For the quarter ended March 31, 2012, we had one customer, Hitachi Data Systems (“HDS”),  account for 12% of our total revenues. While we believe that we will continue to receive revenues from this customer, our agreement with HDS does not have any minimum sales requirements and we cannot guarantee continued revenues from HDS at any level.

We have had eleven consecutive quarters of losses and there is no guarantee that we will return to profitability.

We have incurred losses in each of the last eleven quarters. While we have taken steps to try reduce or eliminate the losses – such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products – there is no guarantee that we will be successful and return to profitability. As of March 31, 2012, we had over $37 million in cash, cash equivalents and marketable securities, and we have had positive cash flows from operations for the three months ended March 31, 2012.

Index

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of March 31,  2012, we had outstanding options to purchase 14,456,732 shares of our common stock, and we had an aggregate of 224,288 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $4.76 per share. We also had 1,468,067 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (2) Share-Based Payment Arrangements to our unaudited condensed consolidated financial statements.

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

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended March 31, 2012, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $2.42 and $4.65. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results;

•	the outcome of the government investigations;

•	failure to meet financial estimates;

•	changes in market valuations of other technology companies, particularly those in the network storage software market;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of one or more key OEM customers; and

•	departures of key personnel.

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

Item 5. Other Information

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 7, 2012.  A total of 30,586,085 shares of Common Stock, or 65% of the outstanding shares, were represented in person or by proxy.

Irwin Lieber was elected to serve as a director of the Company for a term expiring in 2015 with 12,772,720 shares voted in favor, 3,578,467 shares withheld and 14,234,898 broker non-votes.

Alan W. Kaufman was elected to serve as a director of the Company for a term expiring in 2015 with 12,726,272 shares voted in favor, 3,624,915 shares withheld and 14,234,898 broker non-votes.

The selection of KPMG LLP as the independent registered public accounting firm for the Company was ratified with 29,480,035 shares voted in favor, 632,282 shares voted against, 473,768 shares abstained and 0 broker non-votes.

The terms of office of Company directors James P. McNiel, Eli Oxenhorn, Barry Rubenstein and Steven R. Fischer, did not expire prior to this annual meeting of stockholders and each remains a director of the Company.

Item 6. Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in XBLR (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Balance Sheets – March 31, 2012 and December 31, 2011.

(ii) unaudited Condensed Consolidated Statement of Operations – Three Months Ended March 31, 2012 and 2011.

Index

(iii) unaudited Condensed Consolidated Statement of Comprehensive Loss – Three Months Ended March 31, 2012 and 2011

(iv) unaudited Condensed Consolidated Statement of Cash Flows – Three Months Ended March 31, 2012 and 2011.

(v) Notes to unaudited Condensed Consolidated Financial Statements –March 31, 2012.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Bryan Urquhart
Bryan Urquhart
Vice President and Chief Financial Officer (principal financial and accounting officer)

/s/ James P. McNiel
James P. McNiel
President and Chief Executive Officer
May 8, 2012	(principal executive officer)