Form 10-Q
period 2012-06-30
FALCONSTOR SOFTWARE INC
filed 2012-08-08
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The number of shares of Common Stock outstanding as of July 31, 2012 was 47,526,276.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

Index

PART I.         FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$16,484,132	$16,257,694
Marketable securities	16,622,687	20,894,328
Accounts receivable, net of allowances of $1,073,041 and $1,723,679, respectively	10,428,659	19,314,789
Prepaid expenses and other current assets	1,860,686	1,912,831
Inventory	1,100,644	1,769,007
Deferred tax assets, net	169,089	177,798
Total current assets	46,665,897	60,326,447

Property and equipment, net of accumulated depreciation of $19,307,534 and $17,797,835, respectively	4,472,535	4,364,180
Long-term marketable securities	464,999	611,082
Deferred tax assets, net	209,843	217,771
Software development costs, net	1,325,948	1,001,530
Other assets, net	2,243,466	2,183,973
Goodwill	4,150,339	4,150,339
Other intangible assets, net	177,932	191,572

Total assets	$59,710,959	$73,046,894

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,656,205	$2,883,844
Accrued expenses	9,569,410	17,609,766
Deferred revenue, net	19,358,548	19,450,966
Total current liabilities	31,584,163	39,944,576

Other long-term liabilities	4,396,320	2,587,327
Deferred revenue, net	6,919,380	7,698,053

Total liabilities	42,899,863	50,229,956

Commitments and contingencies
Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 55,546,497 and 54,931,397 shares issued, respectively and 47,541,262 and 46,926,162 shares outstanding, respectively	55,546	54,931
Additional paid-in capital	160,483,485	157,321,564
Accumulated deficit	(94,995,792)	(85,925,798)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,815,804)	(1,717,420)

Total stockholders' equity	16,811,096	22,816,938
Total liabilities and stockholders' equity	$59,710,959	$73,046,894

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Product revenues	$7,835,568	$11,609,760	$18,498,521	$22,868,775
Support and services revenues	8,630,633	8,018,248	17,335,752	15,718,495
Total revenues	16,466,201	19,628,008	35,834,273	38,587,270

Cost of revenues:
Product	1,787,186	2,266,040	3,807,672	3,989,045
Support and service	3,091,055	3,418,589	6,252,411	6,537,808
Total cost of revenues	4,878,241	5,684,629	10,060,083	10,526,853

Gross profit	$11,587,960	$13,943,379	$25,774,190	$28,060,417

Operating expenses
Research and development costs	4,771,691	5,245,119	9,472,286	11,350,107
Selling and marketing	9,266,762	10,521,307	19,029,987	18,995,399
General and administrative	3,018,154	2,957,460	6,129,029	5,558,995
Investigation, litigation, and settlement related costs	851,123	1,188,671	(439,797)	3,799,791
Total operating expenses	17,907,730	19,912,557	34,191,505	39,704,292

Operating loss	(6,319,770)	(5,969,178)	(8,417,315)	(11,643,875)

Interest and other (loss) income , net	(105,533)	150,007	(244,864)	450,956

Loss before income taxes	(6,425,303)	(5,819,171)	(8,662,179)	(11,192,919)

Provision for income taxes	195,283	69,868	407,815	662,384

Net loss	$(6,620,586)	$(5,889,039)	$(9,069,994)	$(11,855,303)

Basic net loss per share	$(0.14)	$(0.13)	$(0.19)	$(0.26)

Diluted net loss per share	$(0.14)	$(0.13)	$(0.19)	$(0.26)

Weighted average basic shares outstanding	47,472,909	46,643,349	47,258,696	46,453,196

Weighted average diluted shares outstanding	47,472,909	46,643,349	47,258,696	46,453,196

See accompanying notes to unaudited condensed consolidated financial statements

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(6,620,586)	$(5,889,039)	$(9,069,994)	$(11,855,303)

Other comprehensive loss:
Foreign currency translation	(34,261)	(117,798)	(163,860)	(270,157)
Net unrealized gains on marketable securities	13,513	47,568	58,357	48,592
Net minimum pension liability	1,669	6,391	7,120	7,166
Total other comprehensive loss	(19,079)	(63,839)	(98,383)	(214,399)

Total comprehensive loss	$(6,639,665)	$(5,952,878)	$(9,168,377)	$(12,069,702)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(9,069,994)	$(11,855,303)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,702,187	2,224,070
Share-based payment compensation	2,508,448	2,529,229
Non-cash professional services expenses	29,930	126,071
Realized gain on marketable securities	(546)	-
Provision for returns and doubtful accounts	(325,591)	(317,809)
Deferred income tax provision	7,928	14,912
Changes in operating assets and liabilities:
Accounts receivable	9,248,544	6,060,390
Prepaid expenses and other current assets	43,214	(263,610)
Inventory	668,363	190,831
Other assets	(20,718)	11,854
Accounts payable	(222,903)	936,232
Accrued expenses and other liabilities	(6,202,916)	431,453
Deferred revenue	(837,581)	2,248,781

Net cash (used in) provided by operating activities	(2,471,635)	2,337,101

Cash flows from investing activities:
Sales of marketable securities	11,818,443	10,284,132
Purchases of marketable securities	(7,341,816)	(12,231,093)
Purchases of property and equipment	(1,612,104)	(1,289,194)
Capitalized software development costs	(461,555)	(700,084)
Security deposits	(41,746)	(8,522)
Purchase of intangible assets	(44,610)	(35,220)

Net cash provided by (used in) investing activities	2,316,612	(3,979,981)

Cash flows from financing activities:
Proceeds from exercise of stock options	624,155	552,774

Net cash provided by financing activities	624,155	552,774

Effect of exchange rate changes on cash and cash equivalents	(242,694)	(135,803)

Net increase (decrease) in cash and cash equivalents	226,438	(1,225,909)

Cash and cash equivalents, beginning of period	16,257,694	17,842,555

Cash and cash equivalents, end of period	$16,484,132	$16,616,646

Cash paid for income taxes	$528,714	$278,871

The Company did not pay any interest for the six months ended June 30, 2012 and 2011.

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

(c)  Reclassifications

Certain prior year’s amounts have been reclassified to conform to the current year presentation. Software development costs are now presented separately from “other assets, net.”  Certain costs previously recorded within “cost of revenues – support and services” are now presented within “research and development” to better align these costs with functions performed.

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

The financial market volatility, both in the U.S. and in many other countries where the Company operates, has impacted and may continue to impact the Company’s business. Such conditions could have a material impact to the Company’s significant accounting estimates discussed above.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2012, and the results of its operations for the three and six months ended June 30, 2012 and 2011. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Index

(f) Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of both June 30, 2012 and December 31, 2011, the Company’s cash equivalents consisted of money market funds.  At June 30, 2012 and December 31, 2011, the fair value of the Company’s cash equivalents amounted to approximately $6.5 million and $8.1 million, respectively. As of June 30, 2012 and December 31, 2011, the Company’s marketable securities consisted of corporate bonds, auction rate securities, and government securities. As of June 30, 2012 and December 31, 2011, the fair value of the Company’s current marketable securities was approximately $16.6 million and $20.9 million, respectively. In addition, as of both June 30, 2012 and December 31, 2011, the Company had an additional $0.5 million and $0.6 million, respectively, of long-term marketable securities that required a higher level of judgment to determine the fair value. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded within interest and other loss, net in the condensed consolidated statement of operations. See Note (5) Marketable Securities for additional information.

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

As of both June 30, 2012 and December 31, 2011, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated carrying value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

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

 (i)      Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). For the three months ended June 30, 2012 and 2011, depreciation expense was $709,241 and $984,639, respectively. For the six months ended June 30, 2012 and 2011, depreciation expense was $1,506,800 and $1,928,887, respectively. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

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

For the three months ended June 30, 2012 and 2011, amortization expense was $29,862 and $126,553, respectively. For the six months ended June 30, 2012 and 2011, amortization expense was $58,249 and $260,755, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of June 30, 2012 and December 31, 2011 are as follows:

Index

	June 30,	December 31,
	2012	2011
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,071,554	$3,026,945
Accumulated amortization	(2,893,622)	(2,835,373)
Net carrying amount	$177,932	$191,572

(k) Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current revenue of the related products to total current and anticipated future revenue of these products.  During the three months ended June 30, 2012 and 2011 the Company capitalized approximately $74,000 and $578,000, respectively, related to software development projects. During the six months ended June 30, 2012 and 2011 the Company capitalized approximately $462,000 and $700,000, respectively, related to software development projects. During the three months ended June 30, 2012 and 2011, the Company recorded $78,983 and $17,525, respectively, of amortization expense related to capitalized software costs. During the six months ended June 30, 2012 and 2011, the Company recorded $137,138 and $34,428, respectively, of amortization expense related to capitalized software costs.

Purchased software technology is included within “other assets, net” in the condensed consolidated balance sheets. As of June 30, 2012 and 2011, purchased software technology had been fully amortized.

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

(o) Foreign Currency

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Gains and losses from the translation of foreign assets and liabilities from the functional currency of the Company’s subsidiaries into the U.S. dollar are classified as accumulated other comprehensive loss in stockholders’ equity. Gains and losses from foreign currency transactions are included in the condensed consolidated statements of operations within interest and other (loss) income, net.

During the three months ended June 30, 2012 and 2011, foreign currency transactional (loss) gain totaled approximately ($126,000) and $107,000, respectively. During the six months ended June 30, 2012 and 2011, foreign currency transactional (loss) gain totaled approximately ($301,000) and $341,000, respectively.

(p) Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and restricted stock unit awards outstanding. Due to the net loss for both the three and six months ended June 30, 2012 and 2011, all common stock equivalents, totaling 12,377,225 and 14,811,235, respectively, were excluded from diluted net loss per share because they were anti-dilutive.

Index

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(6,620,586)	47,472,909	$(0.14)	$(5,889,039)	46,643,349	$(0.13)

Effect of dilutive securities:
Stock options and restricted stock		-			-

Diluted EPS	$(6,620,586)	47,472,909	$(0.14)	$(5,889,039)	46,643,349	$(0.13)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(9,069,994)	47,258,696	$(0.19)	$(11,855,303)	46,453,196	$(0.26)

Effect of dilutive securities:
Stock options and restricted stock		-			-

Diluted EPS	$(9,069,994)	47,258,696	$(0.19)	$(11,855,303)	46,453,196	$(0.26)

(q)  Investments

As of both June 30, 2012 and December 31, 2011, the Company maintained certain cost-method investments aggregating approximately $932,000, which are included within other assets, net in the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2012 and 2011, the Company did not recognize any impairment charges related to any of its cost-method investments.

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

 (2) Share-Based Payment Arrangements

The following table summarizes the plans under which the Company was able to grant equity compensation as of June 30, 2012:

	Shares	Shares Available	Shares	Last Date for
Name of Plan	Authorized	for Grant	Outstanding	Grant of Shares

FalconStor Software, Inc., 2006 Incentive Stock Plan	12,044,957	2,197,887	7,336,713	May 17, 2016

FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan	400,000	280,000	90,300	May 8, 2020

On July 1, 2012, the total shares available for issuance under the FalconStor Software, Inc., 2006 Incentive Stock Plan (the “2006 Plan”) totaled 2,197,887. Pursuant to the 2006 Plan, if, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2006 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2012, the total number of outstanding shares of the Company’s common stock totaled 47,541,262. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 179,176 shares from 2,197,887 to 2,377,063 shares available for issuance as of July 1, 2012.

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of June 30, 2012:

	Shares Available	Shares
Name of Plan	for Grant	Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	--	3,265,212

1994 Outside Directors Stock Option Plan	--	40,000

2004 Outside Directors Stock Option Plan	--	250,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	--	175,000

Stand-Alone Stock Option Agreement between the Company and James P. McNiel	--	1,220,000

All options granted under the Company’s equity plans have terms of ten years.

Index

The following table summarizes stock option activity during the six months ended June 30, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2011	14,456,722	$4.95

Granted	521,200	$2.94
Exercised	(82,900)	$2.45
Canceled	(10,000)	$7.98
Forfeited	(428,290)	$6.88

Options Outstanding at March 31, 2012	14,456,732	$4.83	6.12	$5,497,712

Granted	408,000	$3.21
Exercised	(187,680)	$2.24
Canceled	(666,380)	$5.09
Forfeited	(1,846,570)	$4.28

Options Outstanding at June 30, 2012	12,164,102	$4.89	6.46	$453,155

Options Exercisable at June 30, 2012	4,146,502	$5.69	5.20	$432,455

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the three months ended June 30, 2012 and 2011 was $421,290 and $85,421, respectively. The total cash received from stock option exercises for the six months ended June 30, 2012 and 2011 was $624,155 and $552,774, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2012 and 2011 was $188,609 and $56,526, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2012 and 2011 was $266,862 and $314,822, respectively.

Index

 The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations:

	Three months ended June 30,
	2012	2011
Cost of revenues - Product	$49	$741
Cost of revenues - Support and Service	(21,124)	129,714
Research and development costs	125,231	329,369
Selling and marketing	398,031	462,555
General and administrative	587,889	417,974

	$1,090,076	$1,340,353

	Six months ended June 30,
	2012	2011
Cost of revenues - Product	$99	$1,473
Cost of revenues - Support and Service	49,844	273,201
Research and development costs	444,188	808,411
Selling and marketing	884,656	885,279
General and administrative	1,159,591	686,936

	$2,538,378	$2,655,300

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

	Three months ended June 30,
	2012	2011
Directors, officers and employees	$130,164	$326,964
Non-employee consultants	-	19,290

	$130,164	$346,254

	Six months ended June 30,
	2012	2011
Directors, officers and employees	$407,580	$721,498
Non-employee consultants	-	21,882

	$407,580	$743,380

As of June 30, 2012, an aggregate of 2,871,054 shares of restricted stock had been issued, of which, 2,193,552 had vested and 464,889 had been canceled. As of June 30, 2011, an aggregate of 2,803,554 shares of restricted stock had been issued, of which, 1,776,429 had vested and 444,645 had been canceled.

As of June 30, 2012, an aggregate of 90,412 restricted stock units had been issued, of which 78,555 had vested and 11,347 had been canceled. As of June 30, 2011, an aggregate of 90,412 restricted stock units had been issued, of which 70,890 had vested and 2,500 had been canceled.

Index

The following table summarizes restricted stock and restricted stock units activity during the six months ended June 30, 2012:

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2011	525,889

Granted	-
Vested	(290,105)
Forfeited	(11,496)

Non-Vested at March 31, 2012	224,288

Granted	50,000
Vested	(54,415)
Forfeited	(6,750)

Non-Vested at June 30, 2012	213,123

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the three months ended June 30, 2012 and 2011 was $178,592 and $266,019, respectively. The total intrinsic value of restricted stock for which the restrictions lapsed during the six months ended June 30, 2012 and 2011 was $1,038,739 and $1,635,512, respectively.

Options granted to officers, employees and directors during fiscal 2012 and 2011 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period generally of three years.

Options granted to non-employee consultants have exercise prices equal to the fair market value of the stock on the date of grant and a contractual term of ten years. Restricted stock awards granted to non-employee consultants have a contractual term equal to the lapse of restriction(s) of each specific award. Vesting periods for share-based awards granted to non-employee consultants range from immediate vesting to three years depending on service requirements. A summary of the total stock-based compensation expense/(benefit) related to share-based awards granted to non-employee consultants, which is included in the Company’s total share-based compensation expense for each respective period, is as follows:

	Three months ended June 30,
	2012	2011
Non-qualified stock options	$(25,262)	$17,286
Restricted stock awards	-	19,290

	$(25,262)	$36,576

	Six months ended June 30,
	2012	2011
Non-qualified stock options	$29,930	$104,189
Restricted stock awards	-	21,882

	$29,930	$126,071

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

As of June 30, 2012, there was approximately $6,958,152 of total unrecognized compensation cost related to the Company’s unvested options, restricted shares and restricted stock units granted under the Company’s equity plans.

 (3) Income Taxes

The Company’s provision for income taxes consists of federal, state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.  The Company’s 2012 annual effective tax rate (excluding discrete items) is estimated to be approximately (4.7%) based upon its anticipated results both in the U.S. and in its foreign subsidiaries.

For the six months ended June 30, 2012, the Company recorded an income tax provision of $0.4 million on its pre-tax loss of $8.7 million, consisting of primarily state and local and foreign taxes. Additionally, the Company recorded an adjustment to its accrual for certain legal matters during the six months ended June 30, 2012, which the Company believes will be non-deductible for US income tax purposes. The tax impact related to this accrual was recorded as a discrete item during the six months ended June 30, 2012. As of June 30, 2012, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2012 estimated annual effective tax rate. As of June 30, 2012, the valuation allowance totaled approximately $35.4 million.

For the six months ended June 30, 2011, the Company recorded an income tax provision of $0.7 million on its pre-tax loss of $11.2 million, consisting of primarily state and local and foreign taxes.

The Company’s total unrecognized tax benefits for both June 30, 2012 and December 31, 2011 were approximately $5.1 million, which if recognized, would affect the Company’s effective tax rate. As of June 30, 2012 and December 31, 2011, the Company recorded an aggregate of approximately $301,000 and $232,000, respectively, of accrued interest and penalties.

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

Index

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at June 30, 2012 and December 31, 2011 totaled $6.5 million and $8.1 million, respectively, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes government securities and corporate debt securities, which at June 30, 2012 and December 31, 2011 totaled $16.6 million and $20.9 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes auction rate securities, which at June 30, 2012 and December 31, 2011 totaled $0.5 million and $0.6 million, respectively, which are included within long-term marketable securities in the condensed consolidated balance sheets.

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

As of June 30, 2012 and December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. The Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

As of June 30, 2012, the Company recorded a cumulative temporary decline in fair value of approximately $35,000 in accumulated other comprehensive loss. As of December 31, 2011, the Company recorded a cumulative temporary decline in fair value of approximately $89,000 in accumulated other comprehensive loss. During the second quarter of 2012, $100,000 of the Company’s auction rate notes were called by the issuer at par value. During the first six months of 2012, $200,000 of the Company’s auction rate securities were called by the issuer at par value. The Company believes that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, the Company will record a charge to earnings in the period of determination.

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

Items Measured at Fair Value on a Recurring Basis

       The following table presents the Company’s assets that are measured at fair value on a recurring basis at June 30, 2012:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$6,452,560	$6,452,560	$-	$-
Total cash equivalents	6,452,560	6,452,560	-	-

Marketable securities:
Corporate debt and government securities	16,622,687	-	16,622,687	-
Auction rate securities	464,999	-	-	464,999
Total marketable securities	17,087,686	-	16,622,687	464,999

Total assets measured at fair value	$23,540,246	$6,452,560	$16,622,687	$464,999

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2011:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$8,129,960	$8,129,960	$-	$-
Total cash equivalents	8,129,960	8,129,960	-	-

Marketable securities:
Corporate debt and government securities	20,894,328	-	20,894,328	-
Auction rate securities	611,082	-	-	611,082
Total marketable securities	21,505,410	-	20,894,328	611,082

Total assets measured at fair value	$29,635,370	$8,129,960	$20,894,328	$611,082

Index

The Company’s valuation methodology for auction rate securities includes a discounted cash flow analysis. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of January 1st through June 30th of each of the respective years:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Auction Rate Securities

	June 30, 2012	June 30, 2011
Beginning Balance	$611,082	$578,643
Total unrealized gains in accumulated
other comprehensive loss	53,917	41,491
Securities called by issuer	(200,000)	-
Ending Balance	$464,999	$620,134

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

The cost and fair values of the Company’s available-for-sale marketable securities as of June 30, 2012, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)

Auction rate securities	$464,999	$500,000	$(35,001)

Government securities	13,603,098	13,593,019	10,079

Corporate debt securities	3,019,589	3,020,100	(511)

	$17,087,686	$17,113,119	$(25,433)

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2011, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (loss)

Auction rate securities	$611,082	$700,000	$(88,918)

Government securities	17,303,207	17,286,598	16,609

Corporate debt securities	3,591,121	3,602,602	(11,481)

	$21,505,410	$21,589,200	$(83,790)

Index

(6) Inventories

Inventories consist of component materials and finished systems. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. Component material consists of certain key replacement parts for the finished systems. Inventories are as follows:

	June 30,	December 31,
	2012	2011

Component materials	$148,605	$63,179
Finished systems	952,039	1,705,828

Total Inventory	$1,100,644	$1,769,007

As of June 30, 2012 and December 31, 2011, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

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

During each of the three and six months ended June 30, 2012 and 2011, the Company did not repurchase any shares of its common stock. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339. As of June 30, 2012, the Company had the authorization to repurchase an additional 5,994,765 shares of its common stock based upon its judgment and market conditions.

Preferred Stock

The Company is authorized to issue two million shares of $0.001 par value preferred stock. No preferred stock has been issued or outstanding for any period presented.

Index

 (8) Commitments and Contingencies

As of June 30, 2012, the Company has an operating lease covering its corporate office facility that expires in February 2017. The Company has the option to terminate the lease as of the last date of each month between August 31, 2013 and February 28, 2014, on nine months’ prior written notice. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2012 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of June 30, 2012:

2012	$1,507,222
2013	2,315,174
2014	2,022,509
2015	1,729,941
2016	1,634,274
Thereafter	296,643
$9,505,763

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. To date, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on guarantees. As of June 30, 2012 and June 30, 2011, there were no claims outstanding under such indemnification provisions.

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

As of June 30, 2012, the Company had a total of $2.9 million payable outstanding relating to its settlement with the United States Attorney’s Office, of which $1.2 million was paid in July 2012, and the remaining $1.7 million is to be paid in December 2013.

(9) Litigation

The Internal and Government Investigations

As previously disclosed, both the United States Attorney’s Office for the Eastern District of New York (“USAO”) and the Securities and Exchange Commission (“SEC”) commenced investigations of the Company in October, 2010, in response to the Company’s announcement that it had accepted the resignation of ReiJane Huai, its President and Chief Executive Officer, and the Chairman of its Board of Directors, following his disclosure to the Company that certain improper payments allegedly were made in connection with the Company’s licensing of software to one customer.

The Company conducted its own investigation into the matter and cooperated with the USAO and SEC investigations.

Index

On June 27, 2012, the Company announced that it had entered into settlements with the USAO and the SEC.

The Company entered into a Deferred Prosecution Agreement (DPA) with the USAO.  Under the DPA, the USAO agrees that it will defer prosecution of the Company in connection with the matter, and ultimately not prosecute the Company if the Company satisfies its obligations during the 18 month term of the DPA.  The DPA acknowledges the remedial actions taken by the Company in response to its discovery of the improper payments and does not require the Company to make any additional control or compliance changes.  Under the DPA, the Company will forfeit $2.9 million over eighteen months.

The Company agreed with the SEC to the entry of a Consent Judgment (CJ) to settle a civil action filed by the SEC.  Pursuant to the CJ, the Company agreed not to violate the anti-fraud and registration provisions of Sections 17(a)(2), 5(a) and 5(c) of the Securities Act of 1933, and the books and records provisions of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934.  The Company further agreed to pay a civil penalty of $2.9 million to the SEC.

As of June 30, 2012, the Company has paid a total of $2.9 million of the total $5.8 million, for which the Company had previously accrued. In addition, in July 2012, the Company paid another $1.2 million with the balance of $1.7 million payable in December 2013.

Stockholder Litigation

The Company is a defendant in a class action lawsuit brought in United Stated District Court for the Eastern District of New York, by Company shareholders (the “Class Action”).  The other defendants are James Weber, our former CFO and Vice President for Operations, and the estate of ReiJane Huai.  Mr. Huai was the Company’s former Chairman, President and CEO.

The Class Action complaint alleges that the defendants defrauded shareholders by falsely certifying in the Company’s SEC filings that they had disclosed any fraud, whether or not material, that involved management or other employees who had a significant role in the registrant’s internal control over financial reporting.  The Class Action complaint alleges that the defendants were in fact aware of fraud.

The Company has filed a motion to dismiss the complaint.  That motion is now fully briefed.

Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or our by-laws.

The Company cannot predict when the Class Action will be resolved or its outcome. While the Company has insurance policies that it believes covers the Company, at least in part, for the allegations of the Class Action, there can be no assurance that the amount of insurance will be adequate to cover the costs of its defense of the Class Action or any damages that might be awarded against the Company or any defendant(s) to whom we owe indemnification. The Company’s insurers may deny coverage under the policies. If the plaintiffs are awarded damages and the Company’s insurance is not adequate to cover the amounts, or its insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on our financial results, our cash flow and our cash reserves. As a result, the Company recorded an accrual of $0.4 million in the second quarter of 2012 for certain costs associated with the possible resolution of the Class Action.

Company shareholders filed actions in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company, against the Company, each of the Company’s Directors, Mr. Weber, Wayne Lam, a former Vice president of the Company, the estate of Mr. Huai, and Jason Lin, a former employee of the Company (the “Derivative Action”). The consolidated amended Derivative Action complaint alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets.

Index

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

(10) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three months ended June 30, 2012 and 2011, and the location of long-lived assets as of June 30, 2012 and December 31, 2011, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2012	2011	2012	2011

North America	$7,085,505	$8,468,250	$15,201,737	$16,810,779
Asia Pacific	4,833,526	5,662,096	10,744,801	10,987,277
Europe, Middle East, Africa and Other	4,547,170	5,497,662	9,887,735	10,789,214

Total Revenues	$16,466,201	$19,628,008	$35,834,273	$38,587,270

	June 30,	December 31,
Long-lived assets:	2012	2011

North America	$11,644,706	$11,271,525
Asia Pacific	1,014,980	1,122,487
Europe, Middle East, Africa and Other	385,376	326,435

Total long-lived assets	$13,045,062	$12,720,447

      For the three months ended June 30, 2012 and 2011, the Company did not have any customers that accounted for 10% or more of total revenues. As of June 30, 2012, the Company had one customer that accounted for 10% of the accounts receivable balance. As of December 31, 2011, the Company had one customer that accounted for 11% of the accounts receivable balance.

Index

The Company recorded an expense of approximately $0.3 million during the three months ended June 30, 2012, and due to cash collections of previously reserved accounts receivable balances, a benefit of approximately $0.3 million during the six months ended June 30, 2012. The Company recorded an expense of approximately $0.2 million during the three months ended June 30, 2011, and due to cash collections of previously reserved accounts receivable balances, a benefit of approximately $0.7 million during the six months ended June 30, 2011. These amounts are included within revenues in each respective period in the accompanying condensed consolidated statements of operations.

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

Accrued restructuring costs associated with the 2011 Plan are as follows:

	Reconciliation of Aggregate Liability Recorded for
	Restructuring Costs

	December 31,			June 30,
	2011	Provisions	Payments	2012

Severance related costs	$94,844	$-	$94,844	$-
Facility abandonment costs	$25,200	$-	$25,200	$-

Total Restructuring Costs	$120,044	$-	$120,044	$-

Both the severance related liabilities and facility abandonment liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses to the 2011 Plan are included within “restructuring costs” in the accompanying condensed consolidated statements of operations. The accrued payments were completed as of June 30, 2012.

(12) Subsequent Events

In July 2012, the Company undertook additional restructuring activities that included a workforce reduction of approximately 7% of our existing global workforce (the “2012 Plan”). Actions under the 2012 Plan are expected to be substantially completed during the third quarter of 2012 and the Company’s termination and other associated costs are expected to be between $650,000 and $850,000.

Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “intends,” “will,” or similar terms.  Investors are cautioned that any forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. The following discussion should be read together with the consolidated financial statements and notes to those financial statements included elsewhere in this report..

OVERVIEW

The most significant event of our second quarter was the settlement of the investigations commenced by the United States Attorney’s Office for the Eastern District of New York (“USAO”) and by the Securities and Exchange Commission (“SEC”) in October, 2010.  We agreed to pay a total of $5.8 million to settle the investigations.  $2.9 million was paid to the SEC in the second quarter of 2012.  $1.2 million was paid to the Department of Justice in July 2012, and the remaining $1.7 million will be paid to the Department of Justice in December, 2013.  We had previously accrued for these amounts in our condensed consolidated financial statements.

In addition to the monetary relief, we entered into a Deferred Prosecution Agreement with the USAO and we entered into a consent judgment with the SEC.

These settlements remove an element of uncertainty that was being exploited by our competitors and which negatively impacted our sales efforts.  While the fact that we were investigated may have some lingering effect on sales , we believe that the certainty brought by the settlement, combined with the fact that the settlement confirmed that any improper payments were confined to one customer and to three employees, should ultimately benefit us.

Our revenues for the second quarter of 2012 fell well short of what we had budgeted and during July 2012 we began to take steps to better align expected revenues and expenses.  These expense reductions include the elimination of the positions of 7% of our workforce in July, 2012, and a decision not to fill job vacancies created by attrition and select other open positions, among others.  While the Company’s termination and other associated costs are expected to be between $650,000 and $850,000, we expect the cost reductions to result in approximately $10 million in annualized savings.  Our goal is to be at a break-even run rate by the end of 2012, while not sacrificing the investment necessary to develop our next generation of products.

Revenues totaled $16.5 million, a decline of $3.2 million from the same period in 2011.  We attribute the softer than expected product revenue from all of our regions, particularly our EMEA region, to the global economic malaise, which resulted in many sales that we expected to close in the quarter being postponed or lost due to either customer budget freezes or to deeply discounted competitive pricing.

In Asia Pacific, total product revenue was down compared to the previous year, primarily due to disruptions with one of our larger OEM partners during the quarter.  The OEM partner was involved in a reorganization as it was absorbed into its parent company, which caused a lack of focus on the partner’s business with us.  While we will continue to monitor the situation carefully and to push for renewed focus, we cannot guarantee when or if the business with this OEM partner will return to its previous levels.  Although our non-OEM product revenue from Asia Pacific continued to grow, it still did not meet our expectations.

Non-OEMs contributed 96% of our product revenues in the second quarter of 2012 and OEMs contributed 4%.   No customer accounted for 10% or more of our revenues in the quarter.

Index

The one bright spot in our revenues for the second quarter was support and services revenue.  Support and services revenue grew 8% on a year-over-year basis from $8.0 million in the second quarter of 2011 to $8.6 million in the second quarter of 2012.  The maintenance fee portion of our support and services revenue, which is more consistent than our professional services revenue, grew 6% to $7.7 million in the second quarter of 2012, from $7.3 million in the second quarter of 2011.  The continuing growth of our maintenance revenue shows that our customers believe that they get value from our products.

Our net loss for the second quarter of 2012 was $6.6 million, compared with a net loss of $5.9 million for the same period a year ago. Included in the operating results for the second quarter of 2012 was $0.9 million of costs associated with the ongoing class actions and with the finalizing of the government investigations. The $0.9 million was comprised of $0.4 million for certain costs associated with the possible resolution of the class action and $0.5 million in overall related legal fees. During the same period in 2011, the Company had recorded $1.2 million of costs associated with the government investigations and related class action, comprised of $0.5 million of legal fees and an accrual of $0.7 million for certain costs associated with the possible resolution of the then outstanding government investigations.

Operating expenses for the second quarter of 2012 decreased $2 million from the second quarter of 2011.  The decrease in our operating expenses was primarily attributable to declines in salary and personnel costs, including commissions and share-based compensation due to lower headcount and a decrease in investigation, litigation, and settlement related costs as compared with the same period in 2011. Our operating expenses for these periods were affected by accruals and costs related to the government.

Our cash flow for the six months of 2012 was down significantly from the six months of 2011, primarily due to the significant declines in our accrued expenses and decline in deferred revenues when compared with December 31, 2011, as opposed to increases in both accrued expenses and deferred revenues for prior year periods.  Additionally, our cash flows in 2012 reflect the $2.9 million payment we made to the SEC as we have previously discussed.

Deferred revenue at June 30, 2012 was $26.3 million a decrease of 3%, compared with the balance at December 31, 2011, and an increase of 2% when compared with the balance at June 30, 2011.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2012 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2011.

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

Total revenues for the three months ended June 30, 2012 decreased 16% to $16.5 million, compared with $19.6 million for the three months ended June 30, 2011. Our cost of revenues decreased 14% to $4.9 million for the three months ended June 30, 2012, compared with $5.7 million for the three months ended June 30, 2011. Included in our cost of revenues was less than $0.1 million of share-based compensation expense for each of the three months ended June 30, 2012 and 2011. Our operating expenses decreased 10% from $19.9 million for the three months ended June 30, 2011 to $17.9 million for the three months ended June 30, 2012. Included in the operating results for the three months ended June 30, 2012 and June 30, 2011 was $0.9 million and $1.2 million, respectively, of investigation, litigation and settlement related costs. In addition, included in our operating expenses for the three months ended June 30, 2012 and 2011 was $1.1 million and $1.2 million, respectively, of share-based compensation expense. Net loss for the three months ended June 30, 2012 was $6.6 million, compared with a net loss of $5.9 million for the three months ended June 30, 2011. Included in our net loss for the three months ended June 30, 2012 was an income tax provision of $0.2 million, compared with an income tax provision of $0.1 million for the three months ended June 30, 2011. The income tax provision of $0.2 million was primarily attributable to the impact of our estimated 2012 full year effective tax rate on our pre-tax losses for the three months ended June 30, 2012. The income tax provision of $0.1 million was primarily attributable to the impact of our estimated 2011 full year effective tax rate on our pre-tax losses for the three months ended June 30, 2011. No tax benefits were recognized during either period for our domestic losses due to the full valuation allowance over our domestic deferred tax assets.

Index

Overall, the decrease in total revenues was primarily due to a decrease in product revenues for the three months ended June 30, 2012, compared with the same period in 2011. In total, our product revenues decreased 33%. Product revenues from our OEM partners decreased 82%, while product revenues from our non-OEM partners decreased 23% for the three months ended June 30, 2012, compared with the same period in 2011. The decline in OEM product revenues was primarily the result of disruption with one of our largest OEM partners in China which was part of a significant corporate reorganization during the second quarter of 2012. In addition, as anticipated, our OEM product revenues from historical OEM partners continued to decline, as a result of merger and acquisition activity that began in 2009, and more recently, end-of-life programs implemented by some of those OEM partners, which we have previously reported. We do not anticipate that any of our historical OEM partners will contribute over 10% of our annual revenues for the foreseeable future. During the quarter, we continued our focus and emphasis on the FalconStor-branded business. However, the overall decrease in our non-OEM product revenues was primarily attributable to the weak macroeconomic environment around the globe. In addition, the recently concluded government investigation has also contributed to the challenges and disruptions we faced in our business. These disruptions have contributed to the difficulties we continue to experience primarily surrounding the overall product revenue growth within our non-OEM business.

Overall, our total operating expenses decreased $2.0 million, or 10%, to $17.9 million for the three months ended June 30, 2012, as compared with $19.9 million for the same period in 2011. The decrease in total operating expenses was primarily attributable to a decrease in salary and personnel costs including share-based compensation due to lower headcount and to a decrease in investigation, litigation, and settlement related costs as compared with the same period in 2011. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook. Our worldwide headcount was 481 employees as of June 30, 2012, compared with 527 employees as of June 30, 2011. In July 2012, we began to take cost-savings initiatives and announced a plan whereby we reduced our worldwide headcount by approximately 7%.

Revenues

	Three months ended June 30,
	2012	2011
Revenues:
Product revenue	$7,835,568	$11,609,760
Support and services revenue	8,630,633	8,018,248

Total Revenues	$16,466,201	$19,628,008

Year-over-year percentage growth
Product revenue	-33%	-5%
Support and services revenue	8%	-1%

Total percentage growth	-16%	-3%

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

Index

Product revenue decreased 33% from $11.6 million for the three months ended June 30, 2011 to $7.8 million for the three months ended June 30, 2012. Product revenue represented 48% and 59% of our total revenues for the three months ended June 30, 2012 and 2011, respectively. Product revenues from our OEM partners decreased 82%, while product revenues from our non-OEM partners decreased 23% for the three months ended June 30, 2012, compared with the same period in 2011. The decline in OEM product revenues was primarily the result of disruption with one of our largest OEM partners in China which was part of a significant corporate reorganization during the second quarter of 2012. In addition, as anticipated, our OEM product revenues from historical OEM partners continued to decline, as a result of merger and acquisition activity that began in 2009, and more recently, end-of-life programs implemented by some of these OEM partners, which we have previously reported. We do not anticipate that any of our historical OEM partners will contribute over 10% of our annual revenues for the foreseeable future. During the quarter, we continued our focus and emphasis on the FalconStor-branded business. However, the overall decrease in our non-OEM product revenues was primarily attributable to the weak macroeconomic environment around the globe. In addition, the recently concluded government investigation also contributed to the challenges and disruptions we faced in our business. These disruptions have contributed to the difficulties we continue to experience primarily surrounding the overall product revenue growth within our non-OEM business. Product revenue from our non-OEM partners represented 96% and 84% of our total product revenue for the three months ended June 30, 2012 and 2011, respectively. Product revenue from our OEM partners represented 4% and 16% of our total product revenue for the three months ended June 30, 2012 and 2011, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook. We anticipate that our investments in the FalconStor-branded business will result in our non-OEM generated product revenue growing at a greater rate in future years when compared to our OEM generated product revenue.

Support and services revenue

Support and services revenue is comprised of (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Support and services revenue increased 8% from $8.0 million for the three months ended June 30, 2011 to $8.6 million for the three months ended June 30, 2012. The increase in support and services revenue was attributable to increases in both (i) maintenance and technical support services and (ii) professional services.

Maintenance and technical support services increased from $7.3 million for the three months ended June 30, 2011 to $7.7 million for the same period in 2012. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire.

Professional services revenues increased from $0.7 million for the three months ended June 30, 2011 to $0.9 million for the same period in 2012. The professional services revenue varies from period to period based upon (i) the number of integrated solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that were performed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our integrated solutions.

Index

Cost of Revenues

	Three months ended June 30,
	2012	2011
Cost of revenues:
Product	$1,787,186	$2,266,040
Support and service	3,091,055	3,418,589
Total cost of revenues	$4,878,241	$5,684,629

Total Gross Profit	$11,587,960	$13,943,379

Gross Margin:
Product	77%	80%
Support and service	64%	57%
Total gross margin	70%	71%

Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of purchased and capitalized software, shipping and logistics costs, and share-based compensation expense. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, and share-based compensation expense. Cost of product revenue for the three months ended June 30, 2012 decreased $0.5 million, or 21%, to $1.8 million, compared with $2.3 million for the same period in 2011. The decrease in cost of product revenue was primarily attributable to decreased hardware costs due to the fewer appliance units being sold. Hardware costs will vary from period to period based upon the mix of deals whereby our software is integrated on industry standard hardware creating a turn-key solution or integrated solution. Our cost of support and service revenues for the three months ended June 30, 2012 decreased $0.3 million, or 10%, to $3.1 million, compared with $3.4 million for the same period in 2011. The decrease in cost of support and service revenue is primarily related to personnel costs related to the mix of our headcount within support and services as compared with the same period in 2011 as well as to share-based compensation expense.

Total gross profit decreased $2.4 million, or 17%, to $11.6 million for the three months ended June 30, 2012 from $13.9 million for the same period in 2011. Total gross margin decreased slightly to 70% for the three months ended June 30, 2012, from 71% for the same period in 2011. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of total revenue for both the three months ended June 30, 2012 and June 30, 2011. Share-based compensation expense included in the cost of support and service revenue decreased to less than $0.1 million for the three months ended June 30, 2012 from $0.1 million for the three months ended June 30, 2011. Share-based compensation expense related to cost of support and service revenue was less than 1% for the three months ended June 30, 2012 and 2011.

Index

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.5 million, or 9%, to $4.8 million for the three months ended June 30, 2012 from $5.2 million in the same period in 2011. The decrease in research and development costs was primarily the result of a decline in salary and personnel costs, including share-based compensation expense, as a result of lower research and development headcount. These declines were partially offset by a decrease in the total capitalized costs associated with software development of approximately $0.6 million. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $0.1 million from $0.3 million for the three months ended June 30, 2012 and June 30, 2011, respectively. Share-based compensation expense included in research and development costs was equal to 1% and 2% of total revenue for the three months ended June 30, 2012 and 2011, respectively.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $1.3 million, or 12%, to $9.3 million for the three months ended June 30, 2012 from $10.5 million for the same period in 2011. The decrease in selling and marketing expenses was primarily attributable to (i) a decrease in commissions due to the decline in revenue as compared to the same period in 2011 (ii) a decrease in salary and personnel costs, including share-based compensation expenses, as a result of lower sales and marketing headcount.  Share-based compensation expense included in selling and marketing decreased to $0.4 million from $0.5 million for the three months ended June 30, 2012 and 2011, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 2% for the three months ended June 30, 2012 and 2011.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased less than $0.1 million, or 2%, to $3.0 million for the three months ended June 30, 2012 compared with the same period in 2011. The overall increase within general and administrative expenses related to increases in personnel related costs including share-based compensation partially offset by a decrease in bad debt expense due to improved collections of receivables. Share-based compensation expense included in general and administrative expenses increased to $0.6 million from $0.4 million for the three months ended June 30, 2012 and 2011, respectively. Share-based compensation expense included in general and administrative expenses was equal to 4% and 2% of total revenue for the three months ended June 30, 2012 and 2011, respectively.

Investigation, Litigation and Settlement Related Costs

During the three months ended June 30, 2012, our total investigation, litigation, and settlement related costs of $0.9 million were comprised of (i) $0.5 million of legal fees, and (ii) a $0.4 million accrual associated with the possible resolution of the class action lawsuit. During the three months ended June 30, 2011, our total investigation, litigation, and settlement related costs of $1.2 million were comprised of (i) $0.5 million in legal fees, and (ii) a $0.7 million accrual for certain costs associated with the possible resolution of the investigations. See Part II, Item 1 – Legal Proceedings of this quarterly report on Form 10-Q, for a more detailed description of the investigations.

We expect that our operating expenses will continue to be adversely impacted during 2012 due to professional and service provider fees and other costs, resulting from the ongoing stockholder lawsuits.

Index

Interest and Other (Loss) Income

We invest our cash primarily in money market funds, government securities, and corporate bonds. As of June 30, 2012, our cash, cash equivalents, and marketable securities totaled $33.6 million, compared with $38.1 million as of June 30, 2011. Interest and other (loss) income decreased $0.3 million to ($0.1) million for the three months ended June 30, 2012 compared with $0.2 million for the same period in 2011. The decrease in interest and other (loss) income was primarily due to a foreign currency loss of ($0.1) million incurred during the three months ended June 30, 2012 as compared with a foreign currency gain of $0.1 million for the same period in 2011.

Income Taxes

Our provision for income taxes consists of state, local, and foreign taxes. For the three months ended June 30, 2012, we recorded an income tax provision of $0.2 million on our pre-tax loss of $6.4 million, consisting of primarily state and local and foreign taxes. For the three months ended June 30, 2011, we recorded an income tax provision of $0.1 million. During 2010, we concluded that our domestic deferred tax assets were no longer realizable on a more-likely-than-not basis and, therefore, we recorded a full valuation allowance against our domestic deferred tax assets. During the three months ended June 30, 2012, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2012 estimated annual effective tax rate. As of June 30, 2012, the valuation allowance totaled approximately $35.4 million.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2012 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2011.

Total revenues for the six months ended June 30, 2012 decreased 7% to $35.8 million, compared with $38.6 million for the six months ended June 30, 2011. Our cost of revenues decreased 4% to $10.1 million for the six months ended June 30, 2012, compared with $10.5 million for the six months ended June 30, 2011. Included in our cost of revenues for the six months ended June 30, 2012 and 2011 was less than $0.1 million and $0.3 million, respectively, of share-based compensation expense. Our operating expenses decreased 14% from $39.7 million for the six months ended June 30, 2011 to $34.2 million for the six months ended June 30, 2011.  Included in the operating results for the six months ended June 30, 2012 was a net reduction of $0.4 million of investigation, litigation and settlement costs. The net reduction of $0.4 million was comprised of a $1.7 million reduction in the accrual for certain costs associated with the resolution of the investigations, less $0.9 million in legal fees, and a $0.4 million accrual related to the possible resolution of the class action lawsuits. Included in the operating results for the six months ended June 30, 2011 was $3.8 million of investigation, litigation, and settlement related costs. The $3.8 million was comprised of a $2.2 million accrual for certain costs associated with the resolution of the investigations and $1.6 million in legal fees. In addition, included in our operating expenses for the six months ended June 30, 2012 and 2011 was $2.5 million and $2.4 million, respectively, of share-based compensation expense. Net loss for the six months ended June 30, 2012 was $9.1 million, compared with a net loss of $11.9 million for the six months ended June 30, 2011. Included in our net loss for the six months ended June 30, 2012 was an income tax provision of $0.4 million compared with an income tax provision of $0.7 million for the six months ended June 30, 2011. The income tax provision of $0.4 million and $0.7 million were primarily attributable to the impact of our estimated full year effective tax rate on our pre-tax losses for the six months ended June 30, 2012 and 2011, respectively.  No tax benefits were recognized during either period for our domestic losses due to the full valuation allowance over our domestic deferred tax assets.

Our overall 7% decrease in total revenues was primarily due to a 19% decrease in product revenue for the six months ended June 30, 2012, compared with the same period in 2011. This was partially offset by a 10% increase in support and services revenue for the six months ended June 30, 2012, compared with the same period in 2011. Product revenues from OEM partners decreased 67%, while product revenues from non-OEM partners decreased 11% for the six months ended June 30, 2012, compared with the same period in 2011. The decline in our OEM product revenues was primarily the result of disruptions with one of our largest OEM partners in China which was part of a significant corporate reorganization during the second quarter of 2012, as compared with the same period in 2011. In addition, as anticipated, our OEM product revenues from historical OEM partners continued to decline as a result of merger and acquisition activity that began in 2009, and more recently, end-of-life programs implemented by some of those OEM partners, which we have previously reported. We do not anticipate that any of our historical OEM partners will contribute over 10% of our annual revenues for the foreseeable future. During the first half of 2012, we continued our focus and emphasis on the FalconStor-branded business. However, the overall decrease in our non-OEM product revenues was primarily attributable to the weak macroeconomic environment around the globe. In addition, the recently concluded government investigation also contributed to the challenges and disruptions we faced in our business. These disruptions have contributed to the difficulties we continue to experience primarily surrounding the overall product revenue growth within our non-OEM business.

Overall, our total operating expenses have decreased, primarily due to a decline in overall salary and personnel costs as the result of lower headcount and a $4.2 million decrease in costs associated with the government investigations, litigation, and settlement related costs incurred during the six months ended June 30, 2012 as compared with the same period in 2011. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook. Our worldwide headcount was 481 employees as of June 30, 2012, compared with 527 employees as of June 30, 2011.In July 2012, we began to take cost-savings initiatives and announced a plan whereby we reduced our worldwide headcount by approximately 7%.

Index

Revenues

	Six months ended June 30,
	2012	2011
Revenues:
Product revenue	$18,498,521	$22,868,775
Support and services revenue	17,335,752	15,718,495

Total Revenues	$35,834,273	$38,587,270

Year-over-year percentage growth
Product revenue	-19%	4%
Support and services revenue	10%	2%

Total percentage growth	-7%	3%

Product revenue

Product revenue decreased 19% from $22.9 million for the six months ended June 30, 2011 to $18.5 million for the six months ended June 30, 2012. These amounts are net of a benefit of $0.3 million recognized during the six months ended June 30, 2012, compared with a benefit of $0.7 million in the same period in 2011, resulting from the impact of our collection efforts of previously reserved accounts receivable. Overall, during the six months ended June 30, 2012, product revenue from our OEM partners decreased 67%, while product revenues from our non-OEM partners decreased 11% compared with the same period in 2011. Product revenue represented 52% of our total revenues for the six months ended June 30, 2012 and 59% for the same period in 2011. The decline in OEM product revenues was primarily the result of disruption with one of our largest OEM partners China which was part of a significant corporate reorganization during the second quarter of 2012, as compared to the same period in 2011.  In addition, as anticipated, our OEM product revenues from historical OEM partners continued to decline as a result of merger and acquisition activity that began in 2009, and more recently, end-of-life programs implemented by these OEM partners, which we have previously reported. We do not anticipate that any of our historical OEM partners will contribute over 10% of our annual revenues for the foreseeable future. During the first half of 2012, we continued our focus and emphasis on the FalconStor-branded business. However, the overall decrease in our non-OEM product revenues was primarily attributable to the weak macroeconomic environment around the globe. In addition, the recently concluded government investigation also contributed to the challenges and disruptions we faced in our business. These disruptions have contributed to the difficulties we continue to experience primarily surrounding the overall product revenue growth within our non-OEM business. Product revenue from our non-OEM partners represented 94% and 85% of our total product revenue for the six months ended June 30, 2012 and 2011, respectively. Product revenue from our OEM partners represented 6% and 15% of our total product revenue for the six months ended June 30, 2012 and 2011, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

Support and services revenue increased 10% from $15.7 million for the six months ended June 30, 2011 to $17.3 million for the same period in 2012. The increase in support and services was attributable to increases in both (i) maintenance and technical support services and (ii) professional services.

Maintenance and technical support services increased from $14.3 million for the six months ended June 30, 2011 to $15.4 million for the same period in 2012. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire.

Professional services revenues increased from $1.4 million for the six months ended June 30, 2011 to $2.0 million for the same period in 2012. The professional services revenue varies from period to period based upon (i) the number of integrated solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that were performed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our integrated solutions.

Index

Cost of Revenues

	Six months ended June 30,
	2012	2011
Cost of revenues:
Product	$3,807,672	$3,989,045
Support and service	6,252,411	6,537,808
Total cost of revenues	$10,060,083	$10,526,853

Total Gross Profit	$25,774,190	$28,060,417

Gross Margin:
Product	79%	83%
Support and service	64%	58%
Total gross margin	72%	73%

Cost of revenues, gross profit and gross margin

Cost of product revenue for the six months ended June 30, 2012 decreased $0.2 million, or 5%, to $3.8 million compared with $4.0 million for the same period in 2011. The overall decrease in cost of product revenue was attributable to a decrease in hardware costs as a result of fewer appliance units being sold compared with the same period in 2011. Our cost of support and service revenues for the six months ended June 30, 2012 decreased $0.3 million, or 4%, to $6.3 million, compared with $6.5 million for the same period in 2011. The decrease in cost of support and service revenue was primarily related to a decrease in share-based compensation expenses which decreased to less than $0.1 million for the six months ended June 30, 2012, compared with $0.3 million for the six months ended June 30, 2011.

Total gross profit decreased $2.3 million, or 8%, from $28.1 million for the six months ended June 30, 2011, to $25.8 million for the six months ended June 30, 2012. Total gross margin decreased slightly to 72% for the six months ended June 30, 2012, compared with 73% for the six months ended June 30, 2011. The decrease in our total gross profit for the six months ended June 30, 2012, compared with the same period in 2011, was primarily due to a 7% decrease in our total revenues. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of total revenue for both the six months ended June 30, 2012 and June 30, 2011. Share-based compensation expense included in the cost of support and service revenue decreased to less than $0.1 million from $0.3 million for the six months ended June 30, 2012 and June 30, 2011, respectively. Share-based compensation expense related to cost of support and service revenue was less than 1% of total revenue for the six months ended June 30, 2012 and 2011, respectively.

Operating Expenses

Research and Development Costs

Research and development costs decreased $1.9 million, or 17%, to $9.5 million for the six months ended June 30, 2012, from $11.4 million in the same period in 2011. The decrease in research and development costs was primarily the result of a decline in salary and personnel costs as the result of lower research and development headcount. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $0.4 million from $0.8 million for the six months ended June 30, 2012 and June 30, 2011, respectively. Share-based compensation expense included in research and development costs was equal to 1% and 2% of total revenue for the six months ended June 30, 2012 and 2011, respectively.

Selling and Marketing

Selling and marketing expenses were $19.0 million for each of the six months ended June 30, 2012 and June 30, 2011. Although total revenue was down 7% for the six months ended June 30, 2012 compared with the same period in 2011, which resulted in lower commissions, this was offset by the impact of salary and personnel costs incurred in connection with the transition of the North American sales force during 2011. Employees hired as part of the 2011 transition were employed for a longer period of time during the first six months of 2012, compared to the first six months of 2011, which contributed to increased expenses in 2012. Share-based compensation expense included in selling and marketing was $0.9 million for the six months ended June 30, 2012 and 2011. Share-based compensation expense included in selling and marketing expenses was equal to 2% of total revenue for the six months ended June 30, 2012 and 2011.

General and Administrative

General and administrative expenses increased $0.6 million, or 10%, to $6.1 million for the six months ended June 30, 2012, from $5.6 million for the same period in 2011. The overall increase within general and administrative expenses related to increases in (i) personnel related costs, and (ii) various administrative costs. Share-based compensation expense included in general and administrative expenses was $1.2 million for the six months ended June 30, 2012, compared with $0.7 million for the six months ended June 30, 2011. Share-based compensation expense included in general and administrative expenses was equal to 3% of total revenue for the six months ended June 30, 2012 and 2% for the six months ended June 30, 2011.

Index

Investigation, Litigation, and Settlement Related Costs

During the six months ended June 30, 2012, we reduced our accrual relating to certain costs associated with the resolution of the government investigations to $5.8 million, from $7.5 million as of December 31, 2011. For the six months ended June 30, 2012, our total investigation, litigation, and settlement related costs resulted in a net reduction of $0.4 million, which was comprised of (i) $0.9 million of legal fees, (ii) $0.4 million accrual related to possible resolution of class action lawsuits, and (iii) the $1.7 million accrual reduction as previously described. Investigation costs for the six months ended June 30, 2011, totaled $3.8 million, which consisted of $1.6 million of legal and professional fees, and an accrual of $2.2 million for certain costs associated with the possible resolution of the government investigations. See Part II, Item 1 – Legal Proceedings of this quarterly report on Form 10-Q, for a more detailed description of the investigations.

We expect our operating expenses will continue to be adversely impacted during 2012 due to professional and service provider fees, and other costs, resulting from the ongoing stockholder lawsuits.

Interest and Other (Loss) Income

Interest and other income decreased $0.7 million to a loss of ($0.2) million for the six months ended June 30, 2012, compared with $0.5 million of income for the same period in 2011. The decrease in interest and other income was primarily due to foreign currency losses of ($0.3) million incurred during the six months ended June 30, 2012 as compared with foreign currency gains of $0.3 million for the same period in 2011.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the six months ended June 30, 2012, we recorded an income tax provision of $0.4 million on our pre-tax loss of $8.7 million, consisting of primarily state and local and foreign taxes. During 2010, we concluded that our domestic deferred tax assets were no longer realizable on a more-likely-than-not basis and, therefore, we recorded a full valuation allowance against our domestic deferred tax assets. During the six months ended June 30, 2012, our conclusion did not change with respect to our deferred tax assets and therefore, we have not recorded any benefit for our expected net deferred tax assets for the full year 2012. As of June 30, 2012, the valuation allowance totaled approximately $35.4 million. In addition, we also recorded an accrual for certain legal matters during the six months ended June 30, 2012, which we believe will be non-deductible for US income tax purposes. The tax impact related to this accrual was recorded as a discrete item during the six months ended June 30, 2012.

During the six months ended June 30, 2011, we recorded an income tax provision of $0.7 million on our pre-tax book loss of $11.2 million consisting primarily of federal, state and local and foreign taxes.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, goodwill and other intangible assets, software development costs, and fair value measurements.

Revenue Recognition. We recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition. Product revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract, a customer purchase order, and/or a royalty report summarizing software licenses sold for each software license resold by an OEM, distributor or solution provider to an end user. Product fees are fixed and determinable as our standard payment terms range from 30 to 90 days, depending on regional billing practices, and we have not provided any of our customers with extended payment terms during the three and six months ended June 30, 2012. When a customer purchases our integrated solutions and/or licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance for its fair value based on the contractual optional maintenance renewal rate.

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. Due to cash collections of previously reserved accounts receivable balances during the six months ended June 30, 2012, we recorded a net benefit of approximately $0.3 million as compared with a net benefit of approximately $0.3 million for the six months ended June 30, 2011. These amounts are included within our unaudited condensed consolidated statement of operations in each respective year. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

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

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three and six months ended June 30, 2012 and 2011 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

As of each of June 30, 2012 and December 31, 2011, we had $4.2 million of goodwill. As of each of June 30, 2012 and December 31, 2011, we had $0.2 million (net of amortization),  of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of June 30, 2012 and December 31, 2011, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

Index

Software Development Costs. As discussed further in Note (1) Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements, we account for software development costs in accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased or marketed.

As of June 30, 2012 and December 31, 2011, we had $1.3 million and $1.0 million, respectively, of software development costs, net of amortization. The authoritative guidance requires that the costs associated with the development of new software products and enhancements to existing software products be expensed as incurred until technological feasibility of the product has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenues from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenues related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenues could impact the recovery of our capitalized software development costs. We amortize software development costs using the straight-line method.

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using an undiscounted cash flow analysis, a non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant as of June 30, 2012 and December 31, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
	2012	2011
Cash provided by (used in):
Operating activities	$(2,471,635)	$2,337,101
Investing activities	2,316,612	(3,979,981)
Financing activities	624,155	552,774
Effect of exchange rate changes	(242,694)	(135,803)

Net increase in cash and cash equivalents	$226,438	$(1,225,909)

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balance as of June 30, 2012 totaled $33.6 million, as compared with $37.8 million as of December 31, 2011. Cash and cash equivalents totaled $16.5 million and marketable securities totaled $17.1 million at June 30, 2012. As of December 31, 2011, we had $16.3 million in cash and cash equivalents and $21.5 million in marketable securities.

Over the past two years, we have been in an ongoing period of transition, which included various senior management changes, new sales leadership in all of our regions, changes within our North American sales force structure, and a restructuring. We continue to evaluate the appropriate headcount levels to properly align all of our resources with our current and long-term outlook and consistent with that approach, we recently announced the elimination of 7% of our existing workforce in July 2012. We will continue to focus on bringing our expense structure in line with our current revenue levels, which we expect will provide a positive impact on our operating results. We will continue to make investments in capital expenditures. In the past, we have also used cash to purchase software licenses and to make acquisitions. We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may use our cash for these purposes. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such license purchases or acquisitions.

Index

As discussed further in Part II, Item 1 – Legal Proceedings of this quarterly report on Form 10-Q, we have recently settled with the United States Attorney’s Office and the Securities and Exchange Commission and we are named in class action lawsuits. We have incurred significant expenses, primarily for legal counsel due to the government investigations, class actions, and related settlement. We have accrued $5.8 million for the settlement with the United States Attorney’s Office and the Securities and Exchange Commission. During the second quarter of 2012, the Company paid $2.9 million of the $5.8 million settlement. Additionally, in July 2012, the Company paid another $1.2 million with the balance of $1.7 million due in December 2013. We also have incurred, and will continue to incur significant expenses primarily for legal counsel due to the class action lawsuits. While these lawsuits will likely decrease our sources of liquidity, we cannot predict the scope, timing, or outcome of such legal proceedings, nor can we predict what impact, if any, these matters may have on our business, financial condition, results of operations, and statement of cash flow.

At various times from October 2001 through February 2009 our Board of Directors has authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. We did not repurchase any of our outstanding common stock during each of the three months ended June 30, 2012 and June 30, 2011. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. As of June 30, 2012, we had the authority to repurchase an additional 5,994,765 shares of our common stock based upon our judgment and market conditions. See Note (8) Stockholders’ Equity to our unaudited condensed consolidated financial statements for further information.

Net cash (used in) provided by operating activities totaled ($2.5) million and $2.3 million for the six months ended June 30, 2012 and June 30, 2011, respectively. The decrease in net cash provided by operating activities during the six months ended June 30, 2012, compared with the same period in 2011, was partially the result of our net loss of $9.1 million compared with a net loss of $11.6 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to stock-based compensation, deferred tax asset valuation allowance, and provisions for returns and doubtful accounts; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, prepaid expenses, accounts payable, and accrued expenses and deferred revenues.

Net cash provided by (used in) investing activities was $2.3 million and ($4.0) million for the six months ended June 30, 2012 and June 30, 2011, respectively. Included in investing activities for both the six months ended June 30, 2012 and June 30, 2011, are the sales and purchases of our marketable securities, which include the sales, maturities and reinvestment of our marketable securities. The net cash provided by (used in) investing activities from the net sales (purchases) of securities was $4.5 million for the six months ended June 30, 2012, and ($1.9) million for the same period in 2011. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $1.6 million for the six months ended June 30, 2012 and $1.3 million for the same period in 2011. The cash used in the capitalization of software development costs was $0.5 million for the six months ended June 30, 2012 and $0.7 million for the same period in 2011. We continually evaluate potential software license purchases and acquisitions, and we may continue to make such investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2012, compared with net cash provided by financing activities of $0.6 million for the same period in 2011. Cash inflows from financing activities primarily result from the proceeds received from the exercise of stock options. During the six months ended June 30, 2012 and June 30, 2011, we received proceeds from the exercise of stock options of $0.6 million and $0.6 million, respectively.

Index

As discussed in Note (4) Fair Value Measurements, to our unaudited condensed consolidated financial statements, we utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we held as of June 30, 2012 and December 31, 2011.

As of June 30, 2012 and December 31, 2011, $0.5 million and $0.7 million, (at par value), respectively, of our investments was comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. Since mid-2008 we have experienced failed auctions on our auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 - 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our condensed consolidated balance sheet at both June 30, 2012 and December 31, 2011.

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

As of June 30, 2012, we recorded a cumulative temporary decline in fair value of approximately $35,000 in accumulated other comprehensive loss. As of December 31, 2011, we recorded a cumulative temporary decline in fair value of approximately $89,000 in accumulated other comprehensive loss. During the six months ended June 30, 2012, $200,000 of our auction rate securities were called by the issuer at par value. We believe that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, we will record a charge to earnings in the period of determination.

Our holdings of auction rate securities (at par value) represented approximately 1% of our cash, cash equivalents, and marketable securities balance as June 30, 2012 and 2% as of December 31, 2011,  which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the decline in fair value deemed to be temporary is primarily due to liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

We currently do not have any debt and our only significant commitments are related to our employment agreement with James P. McNiel, our President and Chief Executive Officer, the $2.9 million settlement with the United States Attorney’s Office, of which $1.2 million was paid in July 2012 and the remaining $1.7 million is due in December 2013 and our office leases.  We have an operating lease covering our corporate office facility that we recently extended to February 2017. We also have several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2012 through 2017. Refer to Note (8) Commitments and Contingencies to our unaudited condensed consolidated financial statements.

Index

We believe that our current balance of cash, cash equivalents and marketable securities, and expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $33.6 million as of June 30, 2012. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 45% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at June 30, 2012.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the six months ended June 30, 2012 and 2011, approximately 58% and 56%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro, Japanese Yen, the New Taiwanese Dollar, Korean Won, and to a lesser extent the Canadian Dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at June 30, 2012, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.1 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Index

PART II.                      OTHER INFORMATION

Item 1.    Legal Proceedings

The Internal and Government Investigations

As previously disclosed, both the United States Attorney’s Office for the Eastern District of New York (“USAO”) and the Securities and Exchange Commission (“SEC”) commenced investigations of the Company in October, 2010, in response to the Company’s announcement that it had accepted the resignation of ReiJane Huai, its President and Chief Executive Officer, and the Chairman of its Board of Directors, following his disclosure to the Company that certain improper payments allegedly were made in connection with the Company’s licensing of software to one customer.

The Company conducted its own investigation into the matter and cooperated with the USAO and SEC investigations.

On June 27, 2012, the Company announced that it had entered into settlements with the USAO and the SEC.

The Company entered into a Deferred Prosecution Agreement (DPA) with the USAO.  Under the DPA, the USAO agrees that it will defer prosecution of the Company in connection with the matter, and ultimately not prosecute the Company if the Company satisfies its obligations during the 18 month term of the DPA.  The DPA acknowledges the remedial actions taken by the Company in response to its discovery of the improper payments and does not require the Company to make any additional control or compliance changes.  Under the DPA, the Company will forfeit $2.9 million over eighteen months.

The Company agreed with the SEC to the entry of a Consent Judgment (CJ) to settle a civil action filed by the SEC.  Pursuant to the CJ, the Company agreed not to violate the anti-fraud and registration provisions of Sections 17(a)(2), 5(a) and 5(c) of the Securities Act of 1933, and the books and records provisions of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934.  The Company further agreed to pay a civil penalty of $2.9 million to the SEC.

As of June 30, 2012, the Company has paid a total of $2.9 million of the total $5.8 million. In addition, in July 2012, the Company paid another $1.2 million with the balance of $1.7 million payable in December 2013.

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

The Company has filed a motion to dismiss the complaint.  That motion is now fully briefed.

Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or our by-laws.

Index

The Company cannot predict when the Class Action will be resolved or its outcome. While the Company has insurance policies that it believes covers the Company, at least in part, for the allegations of the Class Action, there can be no assurance that the amount of insurance will be adequate to cover the costs of its defense of the Class Action or any damages that might be awarded against the Company or any defendant(s) to whom we owe indemnification. The Company’s insurers may deny coverage under the policies. If the plaintiffs are awarded damages and the Company’s insurance is not adequate to cover the amounts, or its insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on our financial results, our cash flow and our cash reserves. As a result, the Company recorded an accrual of $0.4 million in the second quarter of 2012 for certain costs associated with the possible resolution of the Class Action.

Company shareholders filed actions in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company, against the Company, each of the Company’s Directors, Mr. Weber, Wayne Lam, a former Vice president of the Company, the estate of Mr. Huai, and Jason Lin, a former employee of the Company (the “Derivative Action”). The consolidated amended Derivative Action complaint alleges that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets.

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

We are operating under a Deferred Prosecution Agreement with the United States Attorney’s Office.  If we violate its terms, we could be subject to criminal prosecution, which would have a negative impact on the Company.

On June 27, 2012, we entered into a Deferred Prosecution Agreement (“DPA”) with the United States Attorney’s Office for the Eastern District of New York (“USAO”).  In conjunction with the DPA, a Criminal Complaint was filed against the Company. The USAO agreed, as part of the DPA, to defer prosecution of that complaint for eighteen months.  If we comply fully with the DPA, the charges will be dismissed at the conclusion of the eighteen month period.  Among other things, the DPA requires us to continue to comply with various control changes we had made in response to the discovery that improper payments had been made to one customer by three former employees.  The DPA also mandates that we do not commit any criminal acts.  If we fail to comply with the DPA, the USAO has the right to prosecute the complaint and to file additional charges if we have committed any new criminal acts.  While we expect to be in compliance with the DPA, a prosecution of the Company would have a severe negative impact on the long term viability of the Company.

Index

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

Index

The Deferred Prosecution Agreement and the facts detailed therein could damage our reputation and harm our ability to compete for customers.

The market for network storage solutions is highly competitive. The fact that we are operating under a Deferred Prosecution Agreement, the facts detailed therein regarding improper payments to one customer by three former employees, and the filing of a criminal complaint have damaged our reputation and harmed our ability to compete for customers. We are aware that some of our competitors have used these facts in attempts to dissuade potential customers from doing business with us and we believe some of our competitors will continue to do so in the future. When potential customers choose not to buy our products or services, or not to license our software, it has a negative impact on our business.

We may be dependent on certain key customers.

From time to time, we may have one or more customers account for 10% or more of our revenues during any period.  For the quarter ended June 30, 2012, we did not have any customers that accounted for more than 10% of our total revenues, although as of June 30, 2012, we had one customer that accounted for 10% of our accounts receivable balance.

We have had twelve consecutive quarters of losses and there is no guarantee that we will return to profitability.

We have incurred losses in each of the last twelve quarters. While we have taken steps to try reduce or eliminate the losses – such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products – there is no guarantee that we will be successful and return to profitability. As of June 30, 2012, we had over $33 million in cash, cash equivalents and marketable securities.

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of June 30, 2012, we had outstanding options to purchase 12,164,102 shares of our common stock, and we had an aggregate of 213,123 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $4.80 per share. We also had 2,477,887 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (2) Share-Based Payment Arrangements to our unaudited condensed consolidated financial statements.

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

Index

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended June 30, 2012, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $2.42 and $4.65. Subsequently to June 30, 2012, the closing market price of our common stock has been as low as $1.83. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results;

•	the impact of the Deferred Prosecution Agreement and whether we comply with the Deferred Prosecution Agreement;

•	the status of the class action and derivative lawsuits;

•	failure to meet financial estimates;

•	changes in market valuations of other technology companies, particularly those in the network storage software market;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	loss of one or more key OEM customers; and

•	departures of key personnel.

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 5.     Other Information

On August 7, 2012, the Company appointed Louis J. Petrucelly Chief Financial Officer, Vice President and Treasurer of the Company.  Mr. Petrucelly had been Acting Chief Financial Officer, Vice President of Finance and Treasurer of the Company since May 25, 2012.  Mr. Petrucelly, age 37, served as the Company’s Director of Finance from March, 2008 to May 25, 2012, and was the Company’s Director of Financial Reporting from March 2007 to March 2008.  Prior to joining the Company, Mr. Petrucelly was Corporate Controller for Granite Broadcasting Corporation.  Mr. Petrucelly was previously employed by PASSUR Aerospace and Ernst & Young, LLP.  Mr. Petrucelly received his Bachelor of Science degree in Accounting from the C.W. Post campus of Long Island University.  In conjunction with the appointment, Mr. Petrucelly’s annual salary was increased to $225,000 per year and he is eligible to receive payments under the Company’s management incentive program based on the Company’s achievement of revenue and earnings targets and Mr. Petrucelly’s performance.  At 100% achievement, Mr. Petrucelly would receive bonuses of 40% of his base salary.

Index

Item 6.    Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

31.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in XBLR (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Balance Sheets – June 30, 2012 and December 31, 2011.

(ii) unaudited Condensed Consolidated Statement of Operations – Three and Six Months Ended June 30, 2012 and 2011.

(iii) unaudited Condensed Consolidated Statement of Comprehensive Loss – Three and Six Months Ended June 30, 2012 and 2011

(iv) unaudited Condensed Consolidated Statement of Cash Flows – Six Months Ended June 30, 2012 and 2011.

(v) Notes to unaudited Condensed Consolidated Financial Statements –June 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Louis J. Petrucelly
Louis J. Petrucelly
Vice President and Chief Financial Officer
(principal financial and accounting officer)

/s/ James P. McNiel
James P. McNiel
President and Chief Executive Officer
August 8, 2012	(principal executive officer)