Form 10-Q
period 2012-09-30
FALCONSTOR SOFTWARE INC
filed 2012-11-09
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

The number of shares of Common Stock outstanding as of October 31, 2012 was 47,547,676.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

Index

PART I.  FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$12,154,409	$16,257,694
Marketable securities	13,201,701	20,894,328
Accounts receivable, net of allowances of $1,527,939 and
$1,723,679, respectively	10,965,296	19,314,789
Prepaid expenses and other current assets	4,716,228	1,912,831
Inventory	721,827	1,769,007
Deferred tax assets, net	175,624	177,798
Total current assets	41,935,085	60,326,447

Property and equipment, net of accumulated depreciation of $19,907,079 and $17,797,835, respectively	4,387,606	4,364,180
Long-term marketable securities	489,999	611,082
Deferred tax assets, net .	205,879	217,771
Software development costs, net	1,243,885	1,001,530
Other assets, net	2,207,272	2,183,973
Goodwill	4,150,339	4,150,339
Other intangible assets, net	190,106	191,572

Total assets	$54,810,171	$73,046,894

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,514,250	$2,883,844
Accrued expenses	11,063,649	17,609,766
Deferred revenue, net	17,526,719	19,450,966
Total current liabilities	30,104,618	39,944,576

Other long-term liabilities	4,433,219	2,587,327
Deferred revenue, net	6,098,952	7,698,053

Total liabilities	40,636,789	50,229,956

Commitments and contingencies

Stockholders’ equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 55,552,911 and 54,931,397 shares issued, respectively and 47,547,676 and 46,926,162 shares outstanding, respectively	55,553	54,931
Additional paid-in capital	161,539,252	157,321,564
Accumulated deficit	(98,563,843)	(85,925,798)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,941,241)	(1,717,420)

Total stockholders’ equity	14,173,382	22,816,938
Total liabilities and stockholders’ equity	$54,810,171	$73,046,894

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Product revenues	$8,550,551	$10,176,275	$27,049,072	$33,045,050
Support and services revenues	8,538,462	8,680,115	25,874,214	24,398,610
Total revenues	17,089,013	18,856,390	52,923,286	57,443,660

Cost of revenues:
Product	1,562,359	1,467,141	5,370,031	5,456,186
Support and service	3,318,558	3,339,448	9,570,969	9,877,256
Total cost of revenues	4,880,917	4,806,589	14,941,000	15,333,442

Gross profit	$12,208,096	$14,049,801	$37,982,286	$42,110,218

Operating expenses
Research and development costs	4,643,102	5,033,211	14,115,388	16,383,318
Selling and marketing	8,272,973	9,878,069	27,302,960	28,873,468
General and administrative	3,461,880	2,904,767	9,590,909	8,463,762
Investigation, litigation, and settlement related costs	(1,353,571)	531,507	(1,793,368)	4,331,298
Restructuring costs	770,749	822,320	770,749	822,320
Total operating expenses	15,795,133	19,169,874	49,986,638	58,874,166

Operating loss	(3,587,037)	(5,120,073)	(12,004,352)	(16,763,948)

Interest and other income (loss), net	102,059	(71,266)	(142,805)	379,690

Loss before income taxes	(3,484,978)	(5,191,339)	(12,147,157)	(16,384,258)

Provision for income taxes	83,073	206,837	490,888	869,221

Net loss	$(3,568,051)	$(5,398,176)	$(12,638,045)	$(17,253,479)

Basic net loss per share	$(0.08)	$(0.12)	$(0.27)	$(0.37)

Diluted net loss per share	$(0.08)	$(0.12)	$(0.27)	$(0.37)

Weighted average basic shares outstanding	47,542,304	46,779,040	47,353,922	46,563,004

Weighted average diluted shares outstanding	47,542,304	46,779,040	47,353,922	46,563,004

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(3,568,051)	$(5,398,176)	$(12,638,045)	$(17,253,479)

Other comprehensive loss:
Foreign currency translation	(159,351)	(8,548)	(323,211)	(278,705)
Net unrealized gains (losses) on marketable securities	29,677	(21,194)	88,034	27,398
Net minimum pension liability	4,236	(1,151)	11,356	6,015
Total other comprehensive loss	(125,438)	(30,893)	(223,821)	(245,292)

Total comprehensive loss	$(3,693,489)	$(5,429,069)	$(12,861,866)	$(17,498,771)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(12,638,045)	$(17,253,479)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	2,445,434	3,195,073
Share-based payment compensation	3,566,265	4,059,643
Non-cash professional services expenses	27,891	32,235
Realized gain on marketable securities	(546)	-
Provision for returns and doubtful accounts	205,437	223,751
Deferred income tax provision	11,892	14,912
Changes in operating assets and liabilities:
Accounts receivable	8,169,755	9,697,385
Prepaid expenses and other current assets	(2,809,510)	(240,900)
Inventory	1,047,180	(4,294)
Other assets	81,066	55,014
Accounts payable	(1,372,792)	272,517
Accrued expenses and other liabilities	(4,762,389)	227,184
Deferred revenue	(3,523,142)	1,405,560
Net cash (used in) provided by operating activities	(9,551,504)	1,684,601

Cash flows from investing activities:
Sales of marketable securities	26,158,050	17,558,993
Purchases of marketable securities	(18,255,770)	(18,899,974)
Purchases of property and equipment	(2,147,191)	(1,527,048)
Capitalized software development costs	(461,555)	(849,922)
Security deposits	(39,622)	(8,522)
Purchase of intangible assets	(86,958)	(107,970)
Net cash provided by (used in) investing activities	5,166,954	(3,834,443)

Cash flows from financing activities:
Proceeds from exercise of stock options	624,155	860,714
Net cash provided by financing activities	624,155	860,714

Effect of exchange rate changes on cash and cash equivalents	(342,890)	(191,823)

Net decrease in cash and cash equivalents	(4,103,285)	(1,480,951)

Cash and cash equivalents, beginning of period	16,257,694	17,842,555

Cash and cash equivalents, end of period	$12,154,409	$16,361,604

Cash paid for income taxes	$568,646	$449,583

The Company did not pay any interest for the nine months ended September 30, 2012 and 2011.

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

(1)           Summary of Significant Accounting Policies

(a)           The Company and Nature of Operations

FalconStor Software, Inc., a Delaware Corporation (the “Company”), develops, manufactures and sells data protection solutions and provides the related maintenance, implementation and engineering services.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2012, and the results of its operations for the three and nine months ended September 30, 2012 and 2011. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Index

(f)           Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of both September 30, 2012 and December 31, 2011, the Company’s cash equivalents consisted of money market funds.  At September 30, 2012 and December 31, 2011, the fair value of the Company’s cash equivalents amounted to approximately $3.8 million and $8.1 million, respectively. As of September 30, 2012 and December 31, 2011, the Company’s marketable securities consisted of corporate bonds, auction rate securities, and government securities. As of September 30, 2012 and December 31, 2011, the fair value of the Company’s current marketable securities was approximately $13.2 million and $20.9 million, respectively. In addition, as of both September 30, 2012 and December 31, 2011, the Company had an additional $0.5 million and $0.6 million, respectively, of long-term marketable securities that required a higher level of judgment to determine the fair value. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded within interest and other loss, net in the condensed consolidated statement of operations. See Note (5) Marketable Securities for additional information.

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

As of both September 30, 2012 and December 31, 2011, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated carrying value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

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

(i)           Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). For the three months ended September 30, 2012 and 2011, depreciation expense was $631,009 and $889,805, respectively. For the nine months ended September 30, 2012 and 2011, depreciation expense was $2,137,809 and $2,818,692, respectively. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

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

Index

For the three months ended September 30, 2012 and 2011, amortization expense was $30,175 and $33,456, respectively. For the nine months ended September 30, 2012 and 2011, amortization expense was $88,424 and $294,211, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011

Goodwill	$4,150,339	$4,150,339

Other intangible assets:
Gross carrying amount	$3,113,903	$3,026,945
Accumulated amortization	(2,923,797)	(2,835,373)
Net carrying amount	$190,106	$191,572

(k)           Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current revenue of the related products to total current and anticipated future revenue of these products.  During the three months ended September 30, 2012 the Company did not capitalize any costs related to software development projects. During the three months ended September 30, 2011 the Company capitalized approximately $150,000 of costs associated with software development projects. During the nine months ended September 30, 2012 and 2011, the Company capitalized approximately $462,000 and $850,000, respectively, related to software development projects. During the three months ended September 30, 2012 and 2011, the Company recorded $82,063 and $47,742, respectively, of amortization expense related to capitalized software costs. During the nine months ended September 30, 2012 and 2011, the Company recorded $219,201 and $82,170, respectively, of amortization expense related to capitalized software costs.

Purchased software technology is included within “other assets, net” in the condensed consolidated balance sheets. As of September 30, 2012 and 2011, purchased software technology had been fully amortized.

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

During the three months ended September 30, 2012 and 2011, foreign currency transactional gain (loss) totaled approximately $75,000 and ($111,000), respectively. During the nine months ended September 30, 2012 and 2011, foreign currency transactional (loss) gain totaled approximately ($226,000) and $230,000, respectively.

(p)           Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and restricted stock unit awards outstanding. Due to the net loss for both the three and nine months ended September 30, 2012 and 2011, all common stock equivalents, totaling 12,611,396 and 14,389,328, respectively, were excluded from diluted net loss per share because they were anti-dilutive.

Index

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(3,568,051)	47,542,304	$(0.08)	$(5,398,176)	46,779,040	$(0.12)

Effect of dilutive securities:
Stock options and
restricted stock		-			-

Diluted EPS	$(3,568,051)	47,542,304	$(0.08)	$(5,398,176)	46,779,040	$(0.12)

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(12,638,045)	47,353,922	$(0.27)	$(17,253,479)	46,563,004	$(0.37)

Effect of dilutive securities:
Stock options and
restricted stock		-			-

Diluted EPS	$(12,638,045)	47,353,922	$(0.27)	$(17,253,479)	46,563,004	$(0.37)

(q)           Investments

As of both September 30, 2012 and December 31, 2011, the Company maintained certain cost-method investments aggregating approximately $932,000, which are included within other assets, net in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2012 and 2011, the Company did not recognize any impairment charges related to any of its cost-method investments.

(r)           Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

(s)           New Accounting Pronouncements

In September 2011, the FASB issued guidance for intangibles – goodwill and other, related to goodwill impairment guidance. The guidance gives an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing all events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the performance of the existing two-step impairment test is unnecessary. The guidance was effective for the Company for annual periods beginning after December 15, 2011. The implementation of the guidance did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

In June 2011, the FASB issued guidance that modified how comprehensive income is presented in an entity’s financial statements. The guidance issued requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the option to present the components of other comprehensive income as part of the statement of equity. The revised financial statement presentation for comprehensive income was effective for the Company for annual periods beginning after December 15, 2011. The Company has included an additional statement as a result of applying this guidance.

In May 2011, the FASB issued guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance was effective for the Company for annual periods beginning after December 15, 2011. The implementation of the guidance did not have a material impact on the Company’s condensed consolidated financial statements and disclosures.

Index

In July 2012, the FASB issued guidance that permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. An entity would continue to calculate the fair value of an indefinite-lived intangible asset if the asset fails the qualitative assessment, while no further analysis would be required if it passes. The guidance is effective for the Company for annual periods beginning after September 15, 2012. We do not expect the new guidance to have an impact on the 2013 impairment test results.

(2)           Share-Based Payment Arrangements

The following table summarizes the plans under which the Company was able to grant equity compensation as of September 30, 2012:

	Shares	Shares Available	Shares	Last Date for
Name of Plan	Authorized	for Grant	Outstanding	Grant of Shares

FalconStor Software, Inc., 2006 Incentive Stock Plan	12,224,133	1,928,878	7,758,484	May 17, 2016

FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan	400,000	280,000	90,300	May 8, 2020

On July 1, 2012, the total shares available for issuance under the FalconStor Software, Inc., 2006 Incentive Stock Plan (the “2006 Plan”) totaled 2,197,887. Pursuant to the 2006 Plan, as amended, if, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2006 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2012, the total number of outstanding shares of the Company’s common stock totaled 47,541,262. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 179,176 shares from 2,197,887 to 2,377,063 shares available for issuance as of July 1, 2012.

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of September 30, 2012:

	Shares Available	Shares
Name of Plan	for Grant	Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	--	3,142,612

1994 Outside Directors Stock Option Plan	--	40,000

2004 Outside Directors Stock Option Plan	--	190,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	--	170,000

Stand-Alone Stock Option Agreement between the Company and James P. McNiel	--	1,220,000

All outstanding options granted under the Company’s equity plans have terms of ten years.

Index

The following table summarizes stock option activity during the nine months ended September 30, 2012:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2011	14,456,722	$4.95

Granted	521,200	$2.94
Exercised	(82,900)	$2.45
Canceled	(10,000)	$7.98
Forfeited	(428,290)	$6.88

Options Outstanding at March 31, 2012	14,456,732	$4.83	6.12	$5,497,712

Granted	408,000	$3.21
Exercised	(187,680)	$2.24
Canceled	(666,380)	$5.09
Forfeited	(1,846,570)	$4.28

Options Outstanding at June 30, 2012	12,164,102	$4.89	6.46	$453,155

Granted	1,093,500	$1.94
Exercised	-	$0.00
Canceled	(8,250)	$4.12
Forfeited	(822,029)	$4.63

Options Outstanding at September 30, 2012	12,427,323	$4.65	6.39	$567,339

Options Exercisable at September 30, 2012	7,713,914	$5.64	4.92	$116,094

Stock option exercises are fulfilled with new shares of common stock. During the three months ended September 30, 2012, there were no stock option exercises. During the three months ended September 30, 2011, the total cash received from stock option exercises was $307,940. The total cash received from stock option exercises for the nine months ended September 30, 2012 and 2011 was $624,155 and $860,714, respectively. The total intrinsic value of stock options exercised during the three months ended September 30, 2011 was $91,139. The total intrinsic value of stock options exercised during the nine months ended September 30, 2012 and 2011 was $266,862 and $405,961, respectively.

Index

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations:

	Three months ended September 30,
	2012	2011
Cost of revenues - Product	$113	$1,169
Cost of revenues - Support and Service	53,314	111,830
Research and development costs	127,982	235,782
Selling and marketing	388,167	585,814
General and administrative	486,202	501,983

	$1,055,778	$1,436,578

	Nine months ended September 30,
	2012	2011
Cost of revenues - Product	$212	$2,641
Cost of revenues - Support and Service	103,158	385,032
Research and development costs	572,170	1,044,193
Selling and marketing	1,272,823	1,471,093
General and administrative	1,645,793	1,188,919

	$3,594,156	$4,091,878

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

	Three months ended September 30,
	2012	2011
Directors, officers and employees	$82,284	$384,578
Non-employee consultants	13,488	-

	$95,772	$384,578

	Nine months ended September 30,
	2012	2011
Directors, officers and employees	$489,864	$1,106,076
Non-employee consultants	13,488	21,882

	$503,352	$1,127,958

As of September 30, 2012, an aggregate of 2,876,068 shares of restricted stock had been issued, of which, 2,219,456 had vested and 472,539 had been canceled. As of September 30, 2011, an aggregate of 2,821,054 shares of restricted stock had been issued, of which, 1,836,769 had vested and 444,645 had been canceled.

As of September 30, 2012, an aggregate of 90,412 restricted stock units had been issued, of which 79,065 had vested and 11,347 had been canceled. As of September 30, 2011, an aggregate of 90,412 restricted stock units had been issued, of which 73,580 had vested and 2,500 had been canceled.

Index

The following table summarizes restricted stock and restricted stock units activity during the nine months ended September 30, 2012:

Number of Restricted
Stock Awards / Units

Non-Vested at December 31, 2011	525,889

Granted	-
Vested	(290,105)
Forfeited	(11,496)

Non-Vested at March 31, 2012	224,288

Granted	50,000
Vested	(54,415)
Forfeited	(6,750)

Non-Vested at June 30, 2012	213,123

Granted	5,014
Vested	(26,414)
Forfeited	(7,650)

Non-Vested at September 30, 2012	184,073

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the three months ended September 30, 2012 and 2011 was $53,312 and $254,335, respectively. The total intrinsic value of restricted stock for which the restrictions lapsed during the nine months ended September 30, 2012 and 2011 was $1,092,051 and $1,889,847, respectively.

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

	Three months ended September 30,
	2012	2011
Non-qualified stock options	$(15,527)	$(93,836)
Restricted stock awards	13,488	-

	$(2,039)	$(93,836)

	Nine months ended September 30,
	2012	2011
Non-qualified stock options	$14,403	$10,353
Restricted stock awards	13,488	21,882

	$27,891	$32,235

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

As of September 30, 2012, there was approximately $6,620,671 of total unrecognized compensation cost related to the Company’s unvested options, restricted shares and restricted stock units granted under the Company’s equity plans.

(3)           Income Taxes

The Company’s provision for income taxes consists of federal, state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.  The Company’s 2012 annual effective tax rate (excluding discrete items) is estimated to be approximately (2.3%) based upon its anticipated results both in the U.S. and in its foreign subsidiaries.

For the nine months ended September 30, 2012, the Company recorded an income tax provision of $0.5 million on its pre-tax loss of $12.1 million, consisting primarily of state and local and foreign taxes. Additionally, the Company recorded an adjustment to its accrual for certain legal matters during the nine months ended September 30, 2012, which the Company believes will be non-deductible for US income tax purposes. The tax impact related to this accrual was recorded as a discrete item during the nine months ended September 30, 2012. As of September 30, 2012, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2012 estimated annual effective tax rate. As of September 30, 2012, the valuation allowance totaled approximately $35.8 million.

For the nine months ended September 30, 2011, the Company recorded an income tax provision of $0.9 million on its pre-tax loss of $16.4 million, consisting primarily of state and local and foreign taxes.

The Company’s total unrecognized tax benefits for both September 30, 2012 and December 31, 2011 were approximately $5.1 million, which if recognized, would affect the Company’s effective tax rate. As of September 30, 2012 and December 31, 2011, the Company recorded an aggregate of approximately $337,000 and $232,000, respectively, of accrued interest and penalties.

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

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at September 30, 2012 and December 31, 2011 totaled $3.8 million and $8.1 million, respectively, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes government securities and corporate debt securities, which at September 30, 2012 and December 31, 2011 totaled $13.2 million and $20.9 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes auction rate securities, which at September 30, 2012 and December 31, 2011 totaled $0.5 million and $0.6 million, respectively, which are included within long-term marketable securities in the condensed consolidated balance sheets.

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

As of September 30, 2012 and December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio are investments in auction rate securities, which are classified as available-for-sale securities and are reflected at fair value. The Company has determined the estimated fair values of these securities utilizing a discounted cash flow analysis or other type of valuation model. These analyses consider, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time.

Index

As of September 30, 2012, the Company recorded a cumulative temporary decline in fair value of approximately $10,000 in accumulated other comprehensive loss. As of December 31, 2011, the Company recorded a cumulative temporary decline in fair value of approximately $89,000 in accumulated other comprehensive loss. During the third quarter of 2012, none of the Company’s auction rate notes were called by the issuer at par value. During the nine months ended September 30, 2012, $200,000 of the Company’s auction rate securities were called by the issuer at par value. The Company believes that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, the Company will record a charge to earnings in the period of determination.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at September 30, 2012:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$3,824,865	$3,824,865	$-	$-
Total cash equivalents	3,824,865	3,824,865	-	-

Marketable securities:
Corporate debt and government securities	13,201,701	-	13,201,701	-
Auction rate securities	489,999	-	-	489,999
Total marketable securities	13,691,700	-	13,201,701	489,999

Total assets measured at fair value	$17,516,565	$3,824,865	$13,201,701	$489,999

Index

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2011:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$8,129,960	$8,129,960	$-	$-
Total cash equivalents	8,129,960	8,129,960	-	-

Marketable securities:
Corporate debt and government securities	20,894,328	-	20,894,328	-
Auction rate securities	611,082	-	-	611,082
Total marketable securities	21,505,410	-	20,894,328	611,082

Total assets measured at fair value	$29,635,370	$8,129,960	$20,894,328	$611,082

The Company’s valuation methodology for auction rate securities includes a discounted cash flow analysis. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of January 1st through September 30th of each of the respective years:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Auction Rate Securities

	September 30, 2012	September 30, 2011
Beginning Balance	$611,082	$578,643
Total unrealized gains in accumulated
other comprehensive loss	78,917	41,191
Securities called by issuer	(200,000)	-
Ending Balance	$489,999	$619,834

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

The cost and fair values of the Company’s available-for-sale marketable securities as of September 30, 2012, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (Loss)

Auction rate securities	$489,999	$500,000	$(10,001)

Government securities	11,331,862	11,321,514	10,348

Corporate debt securities	1,869,839	1,865,942	3,897

	$13,691,700	$13,687,456	$4,244

Index

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2011, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (Loss)

Auction rate securities	$611,082	$700,000	$(88,918)

Government securities	17,303,207	17,286,598	16,609

Corporate debt securities	3,591,121	3,602,602	(11,481)

	$21,505,410	$21,589,200	$(83,790)

(6)           Inventories

Inventories consist of component materials and finished systems. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. Component material consists of certain key replacement parts for the finished systems. Inventories are as follows:

	September 30,	December 31,
	2012	2011

Component materials	$36,499	$63,179
Finished systems	685,328	1,705,828

Total Inventory	$721,827	$1,769,007

As of September 30, 2012 and December 31, 2011, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

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

Index

During each of the three and nine months ended September 30, 2012 and 2011, the Company did not repurchase any shares of its common stock. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339. As of September 30, 2012, the Company had the authorization to repurchase an additional 5,994,765 shares of its common stock based upon its judgment and market conditions.

Preferred Stock

The Company is authorized to issue two million shares of $0.001 par value preferred stock. No preferred stock has been issued or outstanding for any period presented.

(8)           Commitments and Contingencies

As of September 30, 2012, the Company has an operating lease covering its corporate office facility that expires in February 2017. The Company has the option to terminate the lease as of the last date of each month between August 31, 2013 and February 28, 2014, on nine months’ prior written notice. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2013 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of September 30, 2012:

2012	$792,273
2013	2,393,242
2014	2,005,149
2015	1,721,838
2016	1,637,240
Thereafter	297,632
$8,847,374

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. To date, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on guarantees. As of September 30, 2012 and 2011, there were no claims outstanding under such indemnification provisions.

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

Index

As of September 30, 2012, the Company had a total of $1.7 million payable outstanding relating to its settlement with the United States Attorney’s Office, which is to be paid in December 2013.

(9)           Litigation

In view of the inherent difficulty of predicting the outcome of litigation, particularly where the claimants seek very large or indeterminate damages, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be.

In accordance with the authoritative guidance issued by the FASB on contingencies, the Company accrues anticipated costs of settlement, damages and losses for claims to the extent specific losses are probable and estimable. The Company records a receivable for insurance recoveries when such amounts are probable and collectable.  In such cases, there may be an exposure to loss in excess of any amounts accrued.  If, at the time of evaluation, the loss contingency related to a litigation  is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable and, the Company will expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, the Company will accrue the minimum amount of the range.

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

As of September 30, 2012, the Company has paid a total of $4.1 million of the total $5.8 million, for which the Company had previously accrued. The balance of $1.7 million is payable in December 2013.

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

The Company’s Directors and Officers (“D&O”) Insurance, is composed of more than one layer, each layer written by a different insurance company.  After the close of the third quarter, in connection with the Class Action, and in connection with the Derivative Action discussed below, the Company entered into an agreement with the carrier of the first $5.0 million layer of the Company’s D&O insurance.  Pursuant to this agreement, the Company accepted a payment of $3.8 million from the first layer insurance carrier in satisfaction of the carrier’s obligations to the Company under the first layer D&O insurance policy.  If the combined costs of (i) defense of the Class Action and the Derivative Action, and (ii) either settlements of the Class Action and/or Derivative Action, or damages to be paid after judgment in the two actions, exceed $3.8 million, the Company will be responsible to pay the next $1.2 million of costs, settlement amounts or liability up to $5.0 million, before the next layer of the Company’s D&O insurance might cover the Company. This potential up to $1.2 million payment could have a significant negative impact on the Company’s financial results, its cash flow and its cash reserves.  In addition, as part of the October 2012 agreement with the carrier, the Company agreed to indemnify the carrier of the first layer of D&O insurance against potential claims by certain named insured persons under the first layer D&O insurance policy. The Company cannot predict the likelihood or the outcome of any such claims by the named insureds.

There can be no assurance that the amount of remaining D&O insurance will be adequate to cover the costs of the Company’s defense of the Class Action or any damages that might be awarded against the Company or any defendant(s) to whom we owe indemnification. The Company’s remaining insurers may deny coverage under the policies. If the plaintiffs are awarded damages and the Company’s insurance is not adequate to cover the amounts, or its insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on our financial results, our cash flow and our cash reserves.

To date, the Company has recorded $3.7 million of total costs associated with the Class Action and the Derivative Action. The Company has recorded a liability in the amount of $3.0 million in accrued expenses in the condensed consolidated balance sheets as of September 30, 2012 which includes estimated costs of resolutions and legal fees for both the Class Action and the Derivative Action to date. As a result of the agreement reached with the carrier of the first layer of the Company’s D&O insurance, the Company has recorded a $3.0 million receivable in prepaid expenses and other current assets in the condensed consolidated balance sheets as of September 30, 2012.

During the three months ended September 30, 2012, total investigation, litigation, and settlement related costs resulted in a net benefit of $1.4 million. The net benefit of $1.4 million resulted from the Company recording a receivable in the third quarter of 2012 for the recovery of $1.1 million of previously accrued legal fees and $0.4 million of certain costs previously accrued associated with the Class Action and the Derivative Action, as a result of a settlement reached with one of the Company’s insurance carriers in October 2012. These amounts were partially offset by $0.1 million of overall legal fees not recoverable through insurance.  For the nine months ended September 30, 2012, total investigation, litigation, and settlement related costs resulted in a net reduction of $1.8 million, was comprised of (i) the $1.7 million reduction in the accrual for certain costs associated with the resolution of the government investigations and (ii) a recovery of $0.3 million of legal expenses previously incurred related to the class action and derivative lawsuits. These amounts were offset by $0.2 million of other legal fees incurred during the nine months ended September 30, 2012.

Index

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

The Company cannot predict when the Derivative Action will be resolved or its outcome. While the Company has insurance policies that it believes covers the Company for the allegations of the Derivative Action, there can be no assurance that the amount of insurance will be adequate to cover the costs of the Company’s defense of the Derivative Action or any damages that might be awarded against it or any defendant(s) to whom the Company owes indemnification. The Company’s insurers may deny coverage under the policies. Please see the discussion of the Company’s D&O insurance, above.  If the plaintiffs are awarded damages and the Company’s insurance is not adequate to cover the amounts, or the Company’s insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on its financial results, cash flow and cash reserves. The Company recorded an accrual of $0.1 million in the third quarter of 2012 for certain costs associated with the possible resolution of the Derivative Action which is included in the $3.0 million accrued liability above.

Avazpour Litigation

The Company is the defendant in an action brought by Avazpour Networking Services, Inc., and its former principals (collectively, “Avazpour”), pending in the United States District Court for the Eastern District of New York. Avazpour alleges that the Company gave grossly negligent advice in connection with an upgrade of Avazpour’s storage system resulting in damages to Avazpour.  The Company believes that the Avazpour claims are without merit.  The Company intends to file a motion to dismiss some or all of Avazpour’s claims.

The Company cannot predict when the Avazpour action will be resolved or its outcome.   While the Company has insurance policies that it believes covers the Company for the allegations of the Avazpour Action, there can be no assurance that the amount of insurance will be adequate to cover the costs of the Company’s defense of the Avazpour Action or any damages that might be awarded against it.   If the plaintiffs are awarded damages and the Company’s insurance is not adequate to cover the amounts, or the Company’s insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on its financial results, cash flow and cash reserves.

Other Claims

The Company is subject to various legal proceedings and claims, asserted or unasserted, which arise in the ordinary course of business. While the outcome of any such matters cannot be predicted with certainty, such matters are not expected to have a material adverse effect on the Company’s financial condition or operating results.

The Company continues to assess certain litigation and claims to determine the amounts, if any, that the Company believes may be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact the Company’s financial results, its cash flows and its cash reserves.

Index

(10)           Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three and nine months ended September 30, 2012 and 2011, and the location of long-lived assets as of September 30, 2012 and December 31, 2011, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2012	2011	2012	2011

North America	$6,359,024	$8,357,359	$21,560,761	$25,168,138
Asia Pacific	5,906,013	5,927,358	16,650,814	16,914,635
Europe, Middle East, Africa and Other	4,823,976	4,571,673	14,711,711	15,360,887

Total Revenues	$17,089,013	$18,856,390	$52,923,286	$57,443,660

	September 30,	December 31,
Long-lived assets:	2012	2011

North America	$11,438,861	$11,271,525
Asia Pacific	1,051,026	1,122,487
Europe, Middle East, Africa and Other	385,199	326,435

Total long-lived assets	$12,875,086	$12,720,447

For the three months ended September 30, 2012 and 2011, the Company did not have any customers that accounted for 10% or more of total revenues. As of September 30, 2012, the Company did not have any customers that accounted for 10% of the accounts receivable balance. As of December 31, 2011, the Company had one customer that accounted for 11% of the accounts receivable balance.

The Company recorded a benefit of approximately $0.2 million during the three months ended September 30, 2012. The Company recorded a benefit of $0.5 million during the nine months ended September 30, 2012 due to decreases in the Company’s accounts receivable allowances during the nine months ended September 30, 2012 as a result of cash collections of previously reserved accounts receivable balances. The Company recorded an expense of approximately $0.3 million during the three months ended September 30, 2011 due to increases in the Company’s accounts receivable allowances and a benefit of approximately $0.3 million during the nine months ended September 30, 2011 due to cash collections of previously reserved accounts receivable balances, partially offset by an increase in the Company’s accounts receivable balance during the third quarter of 2011. These amounts are included within revenues in each respective period in the accompanying condensed consolidated statements of operations.

(11)           Restructuring Costs

In July 2012, the Company undertook certain restructuring activities that included a workforce reduction of approximately 35 global positions (the “2012 Plan”). These actions were intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support the anticipated revenue levels we expect to achieve on a go forward basis. The total amount incurred with respect to severance under the 2012 Plan was $0.8 million. Actions under the 2012 Plan were substantially completed during the third quarter of 2012.

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

Index

Accrued restructuring costs associated with the 2012 and 2011 Plans are as follows:

	Reconciliation of Aggregate Liability Recorded for
	Restructuring Costs Under the 2012 Plan

	June 30,			September 30,
	2012	Provisions	Payments	2012

Severance related costs	$-	$770,749	$691,223	$79,526

	Reconciliation of Aggregate Liability Recorded for
	Restructuring Costs Under the 2011 Plan

	December 31,			September 30,
	2011	Provisions	Payments	2012

Severance related costs	$94,844	$-	$94,844	$-
Facility abandonment costs	25,200	-	25,200	-

Total Restructuring Costs	$120,044	$-	$120,044	$-

Both the severance related liabilities and facility abandonment liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses under the 2012 Plan and the 2011 Plan are included within “restructuring costs” in the accompanying condensed consolidated statements of operations. The accrued payments remaining under the 2012 Plan are expected to be paid at various times through January 31, 2013. There were no remaining payments under the 2011 Plan as of September 30, 2012.

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

OVERVIEW

As our revenues continue to lag our expectations, we restructured our workforce in the third quarter of 2012 to better align our personnel with our needs, our goals and our anticipated revenues.  This restructuring resulted in the termination of thirty five positions, or 7% of our workforce.  In addition, the workforce was further reduced due to attrition as we did not fill all of the positions of other employees who left.  Our aim is to have a workforce sized to meet our needs to develop and to market new innovative solutions, and to continue to support our existing solutions, but that is also sized so that expenses do not exceed our anticipated revenues. The Company’s termination and other associated costs totaled approximately $0.8 million, of which approximately $0.7 million was paid during the third quarter. We expect the restructuring to result in approximately $10.0 million in annualized gross savings.

Revenues totaled $17.1 million, a decline of $1.8 million, or 9%, from the same period in 2011.  The economic and competitive landscapes continue to cause us difficulty.  Total revenues from North America declined substantially.   This was mostly attributable to two reasons.  First, sales from one of our major partners declined due to deals lost due to either customer budget freezes, deeply discounted competitive pricing, or the successful use against us of our recent legal issues by some of our larger competitors.   Second, as the period since our legacy OEM customers made their last product sales grows, our maintenance revenue from these customers is declining as fewer of their end users renew maintenance for solutions that incorporate our products.

In Asia Pacific, the disruptions with one of our larger OEM partners continued during the quarter.  The OEM partner was involved in a reorganization as it was absorbed into its parent company, which caused a lack of focus on the partner’s business with us.  While we will continue to monitor the situation carefully and to push for renewed focus, we cannot guarantee when or if the business with this OEM partner will return to its previous levels.  Our non-OEM product revenue in Asia Pacific was a bright spot, growing 8% compared with the third quarter of 2011 and 9% over the second quarter of 2012.

The economy in Europe continues to be a challenge. The non-OEM product revenues in Europe were down 3% compared with the third quarter of 2011 and up 3% compared with the second quarter of 2012.

Non-OEMs contributed 90% of our product revenues in the third quarter of 2012 and OEMs contributed 10%.  No customer accounted for 10% or more of our revenues in the quarter.

Support and services revenue declined 2% on a year-over-year basis.  We believe it is significant that, the maintenance fee portion of our support and services revenue, which is more consistent than our professional services revenue, was flat on a year-over-year basis.  Normally, zero growth is not a positive metric.  But given the decrease in maintenance revenue from our OEMs, specifically our legacy OEMs, the fact that our maintenance revenue did not decline shows that we were able to replace that lost revenue with maintenance revenue from our FalconStor-branded business.

Our net loss for the third quarter of 2012 was $3.6 million, compared with a net loss of $5.4 million for the same period a year ago. Included in the operating results for the third quarter of 2012 was a net reduction of $1.4 million of investigation, litigation and settlement costs. The net reduction of $1.4 million resulted from the recording of a receivable in the third quarter for the recovery of $1.1 million of previously accrued legal fees and $0.4 million of certain costs previously accrued associated with the class action and derivative suits, as a result of a settlement reached with one of our insurance carriers in October 2012. These amounts were partially offset by $0.1 million of overall legal fees not recoverable through insurance. During the same period in 2011, we recorded $0.5 million of costs associated with the then outstanding government investigations and related class actions, which was comprised of overall legal fees.

Index

Operating expenses for the third quarter of 2012 decreased $3.4 million from the third quarter of 2011.  The decrease in our operating expenses was primarily attributable to declines in salary and personnel costs, including commissions and share-based compensation due to lower headcount after our workforce reduction and a decrease in investigation, litigation, and settlement related costs compared with the same period in 2011.

Our cash flow from operations for the nine months of 2012 was down significantly from the nine months of 2011, primarily due to the significant declines in our accrued expenses and accounts payable and decline in deferred revenues when compared with December 31, 2011, as opposed to increases in both accrued expenses and accounts payable and deferred revenues for prior year periods. Included in the decline in accrued expenses is the $2.9 million payment we made to the Securities and Exchange Commission (“SEC”) and a $1.2 million payment we made to United States Attorney’s Office for the Eastern District of New York (“USAO”).

Deferred revenue at September 30, 2012 was $23.6 million a decrease of 5%, compared with the balance at September 30, 2011.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2011.

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

Total revenues for the three months ended September 30, 2012 decreased 9% to $17.1 million, compared with $18.9 million for the three months ended September 30, 2011. During the three months ended September 30, 2012, we completed a restructuring which was composed of a workforce reduction of approximately 35 global positions from various departments. The restructuring charges related to the 2012 reduction totaled approximately $0.8 million. During the three months ended September 30, 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 global positions from various departments and the closing of a satellite facility. The restructuring charges related to the 2011 reduction totaled approximately $0.8 million. The restructuring charges for both the three months ended September 30, 2012 and 2011 have been segregated from each of the respective expense line items and are included within “restructuring costs” in our unaudited condensed consolidated statement of operations. Our cost of revenues increased 2% to $4.9 million for the three months ended September 30, 2012, compared with $4.8 million for the three months ended September 30, 2011. Included in our cost of revenues were less than $0.1 million of share-based compensation expense for the three months ended September 30, 2012 and $0.1 million for the three months ended September 30, 2011. Our operating expenses decreased 18% from $19.2 million for the three months ended September 30, 2011 to $15.8 million for the three months ended September 30, 2012. Included in the operating results for the three months ended September 30, 2012 was a $1.4 million benefit from investigation, litigation and settlement related costs compared with an expense of $0.5 million for the three months ended September 30, 2011. Also included in our operating expenses was $0.8 million of restructuring costs for each of the three months ended September 30, 2012 and 2011. In addition, included in our operating expenses for the three months ended September 30, 2012 and 2011 was $1.0 million and $1.3 million, respectively, of share-based compensation expense. Net loss for the three months ended September 30, 2012 was $3.6 million, compared with a net loss of $5.4 million for the three months ended September 30, 2011. Included in our net loss for the three months ended September 30, 2012 was an income tax provision of $0.1 million, compared with an income tax provision of $0.2 million for the three months ended September 30, 2011. The income tax provision of $0.1 million was primarily attributable to the impact of our estimated 2012 full year effective tax rate on our pre-tax losses for the three months ended September 30, 2012. The income tax provision of $0.2 million was primarily attributable to the impact of our estimated 2011 full year effective tax rate on our pre-tax losses for the three months ended September 30, 2011. No tax benefits were recognized during either period for our domestic losses due to the full valuation allowance over our domestic deferred tax assets.

Index

Overall, the decrease in total revenues was primarily due to a decrease in product revenues for the three months ended September 30, 2012, compared with the same period in 2011. In total, our product revenues decreased 16%. Product revenues from our OEM partners decreased 49%, while product revenues from our non-OEM partners decreased 9% for the three months ended September 30, 2012, compared with the same period in 2011. The decline in OEM product revenues was primarily the result of disruption with one of our largest OEM partners in China which was part of a significant corporate reorganization which commenced during the second quarter of 2012. While the business improved from this OEM partner during the third quarter of 2012, the OEM continued to face disruptions related to the reorganization throughout the third quarter of 2012, and revenues from the OEM were significantly less than our expectations. In addition, as we have previously reported, our OEM product revenues from legacy OEM partners continued to decline and in some cases cease, as a result of consolidation within the industry, and, more recently, end-of-life programs implemented by some of those OEM partners. We do not anticipate that any of our legacy OEM partners will contribute over 10% of our annual revenues for the foreseeable future. During the quarter, we continued our focus and emphasis on the FalconStor-branded business. However, the overall decrease in our non-OEM product revenues was primarily attributable to the weak macroeconomic environment around the globe and uncertainty in the market place. In addition, the recently concluded government investigation has also contributed to the challenges and disruptions we faced in our business. These disruptions have contributed to the difficulties we continue to experience primarily surrounding the overall product revenue growth within our non-OEM business.

Overall, our total operating expenses decreased $3.4 million, or 18%, to $15.8 million for the three months ended September 30, 2012, compared with $19.2 million for the same period in 2011. The decrease in total operating expenses was primarily attributable to a decrease in salary and personnel costs including share-based compensation expense due to lower headcount and to a decrease in investigation, litigation, and settlement related costs compared with the same period in 2011. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook. Our worldwide headcount was 436 employees as of September 30, 2012, compared with 487 employees as of September 30, 2011.

Revenues

	Three months ended September 30,
	2012	2011
Revenues:
Product revenue	$8,550,551	$10,176,275
Support and services revenue	8,538,462	8,680,115

Total Revenues	$17,089,013	$18,856,390

Year-over-year percentage growth
Product revenue	-16%	-10%
Support and services revenue	-2%	14%

Total percentage growth	-9%	-1%

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

Product revenue decreased 16% from $10.2 million for the three months ended September 30, 2011, to $8.6 million for the three months ended September 30, 2012. These amounts are net of a benefit of $0.2 million recognized during the three months ended September 30, 2012, compared with an expense of $0.3 million in the same period in 2011, resulting from the impact of our collection efforts of previously reserved accounts receivable. Product revenue represented 50% and 54% of our total revenues for the three months ended September 30, 2012 and 2011, respectively. Product revenues from our OEM partners decreased 49%, while product revenues from our non-OEM partners decreased 9% for the three months ended September 30, 2012, compared with the same period in 2011. The decline in OEM product revenues was primarily the result of disruption with one of our largest OEM partners in China, which was part of a significant corporate reorganization which commenced during the second quarter of 2012. While the business improved from this OEM partner during the third quarter of 2012, the OEM continued to face disruptions related to the reorganization throughout the third quarter of 2012, and revenues from the OEM were significantly less than our expectations. In addition, as we have previously reported, our OEM product revenues from legacy OEM partners continued to decline and, in some cases ceased, as a result of consolidation within the industry, and more recently, end-of-life programs implemented by some of those OEM partners. We do not anticipate that any of our legacy OEM partners will contribute over 10% of our annual revenues for the foreseeable future. During the quarter, we continued our focus and emphasis on the FalconStor-branded business. However, the overall decrease in our non-OEM product revenues was primarily attributable to the weak macroeconomic environment around the globe and uncertainty in the market place. In addition, the recently concluded government investigation has also contributed to the challenges and disruptions we faced in our business. These disruptions have contributed to the difficulties we continue to experience primarily surrounding the overall product revenue growth within our non-OEM business. Product revenue from our non-OEM partners represented 90% and 83% of our total product revenue for the three months ended September 30, 2012 and 2011, respectively. Product revenue from our OEM partners represented 10% and 17% of our total product revenue for the three months ended September 30, 2012 and 2011, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook. We anticipate that our investments in the FalconStor-branded business will result in our non-OEM generated product revenue growing at a greater rate in future years when compared to our OEM generated product revenue.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Support and services revenue decreased 2% from $8.7 million for the three months ended September 30, 2011 to $8.5 million for the three months ended September 30, 2012. The decrease in support and services revenue was attributable to a decrease in professional services revenues.

Maintenance and technical support services revenue remained relatively consistent at $7.9 million for the three months ended September 30, 2012 and 2011. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended September 30, 2012, the growth in maintenance revenue in the non-OEM channel business was offset by (i) a decline in maintenance revenue from certain legacy OEM customers due to consolidation in the industry, (ii) less revenue from one of our largest OEM partners in China, (iii) a decrease from previous years in revenue from sales of products that are generally sold with maintenance, and (iv) deeper discounts provided on product in the current economic and competitive environments.

Index

Professional services revenues decreased from $0.8 million for the three months ended September 30, 2011 to $0.7 million for the same period in 2012. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that are performed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenues

	Three months ended September 30,
	2012	2011
Cost of revenues:
Product	$1,562,359	$1,467,141
Support and service	3,318,558	3,339,448
Total cost of revenues	$4,880,917	$4,806,589

Total Gross Profit	$12,208,096	$14,049,801

Gross Margin:
Product	82%	86%
Support and service	61%	62%
Total gross margin	71%	75%

Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of purchased and capitalized software, shipping and logistics costs, and share-based compensation expense. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, and share-based compensation expense. Cost of product revenue for the three months ended September 30, 2012 increased $0.1 million, or 6%, to $1.6 million, compared with $1.5 million for the same period in 2011. The increase in cost of product revenue was primarily attributable to slight increases in hardware costs and amortization of capitalized software costs compared with the same period in 2011. Our cost of support and service revenues remained relatively consistent at $3.3 million for the three months ended September 30, 2012 and 2011.

Total gross profit decreased $1.8 million, or 13%, to $12.2 million for the three months ended September 30, 2012 from $14.0 million for the same period in 2011. Total gross margin decreased to 71% for the three months ended September 30, 2012, from 75% for the same period in 2011. The decrease in our total gross profit for the three months ended September 30, 2012, compared with the same period in 2011, was primarily due to a 9% decrease in our total revenues. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of total revenue for both the three months ended September 30, 2012 and September 30, 2011. Share-based compensation expense included in the cost of support and service revenue decreased to less than $0.1 million for the three months ended September 30, 2012, from $0.1 million for the three months ended September 30, 2011. Share-based compensation expense related to cost of support and service revenue was less than 1% for the three months ended September 30, 2012, and 1% for the three months ended September 30, 2011.

Index

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.4 million, or 8%, to $4.6 million for the three months ended September 30, 2012 from $5.0 million in the same period in 2011. The decrease in research and development costs was primarily the result of a decline in salary and personnel costs, including share-based compensation expense, as a result of lower research and development headcount. These declines were partially offset by a decrease in the total capitalized costs associated with software development of approximately $0.1 million. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $0.1 million from $0.2 million for the three months ended September 30, 2012 and September 30, 2011, respectively. Share-based compensation expense included in research and development costs was 1% of total revenue for the three months ended September 30, 2012 and 2011.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $1.6 million, or 16%, to $8.3 million for the three months ended September 30, 2012, from $9.9 million for the same period in 2011. The decrease in selling and marketing expenses was primarily attributable to (i) a decrease in commissions due to the 16% decline in product revenue compared with the same period in 2011, and (ii) a decrease in salary and personnel costs, including share-based compensation expenses, as a result of lower sales and marketing headcount.  Share-based compensation expense included in selling and marketing decreased to $0.4 million from $0.6 million for the three months September 30, 2012 and 2011, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 2% of total revenue for the three months ended September 30, 2012, and to 3% of revenues for the three months ended September 30, 2011.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers’ insurance, legal and professional fees, bad debt expense, and other general corporate overhead costs. General and administrative expenses increased $0.6 million, or 19%, to $3.5 million for the three months ended September 30, 2012 compared with $2.9 million for the same period in 2011. The overall increase within general and administrative expenses was primarily related to a $0.5 million increase in bad debt expense related to accounts receivable from two customers which were deemed uncollectible during the third quarter of 2012. Share-based compensation expense included in general and administrative expenses were $0.5 million for each of the three months ended September 30, 2012 and 2011. Share-based compensation expense included in general and administrative expenses was equal to 3% of total revenue for each of the three months ended September 30, 2012 and 2011.

Investigation, Litigation and Settlement Related Costs

During the three months ended September 30, 2012, our total investigation, litigation, and settlement related costs resulted in a net benefit of $1.4 million. The net benefit of $1.4 million resulted from the Company recording a receivable in the third quarter of 2012 for the recovery of $1.1 million of previously accrued legal fees and $0.4 million of certain costs previously accrued associated with the class action and derivative suits, as a result of a settlement reached with one of our insurance carriers in October 2012. These amounts were partially offset by $0.1 million of overall legal fees not recoverable through insurance.  During the three months ended September 30, 2011, our total investigation, litigation, and settlement related costs of $0.5 million related to legal fees were incurred in connection with the government investigations. For further information, refer to Note (9) Litigation, to our unaudited condensed consolidated financial statements.

Index

We expect that our operating expenses will continue to be adversely impacted during 2012 and beyond due to professional and service provider fees and other costs, resulting from the ongoing stockholder lawsuits.

Restructuring costs

During the three months ended September 30, 2012, we completed a restructuring which was composed of a workforce reduction of approximately 35 global positions from various departments. These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy, to drive operational efficiencies and to support the anticipated revenue levels we expect to achieve on a go forward basis. The total amount incurred with respect to severance under the 2012 Plan was $0.8 million. Actions under the 2012 Plan were substantially completed by September 30, 2012. As of September 30, 2012, there was $0.1 million of remaining payments related to the 2012 Plan which will be paid by January 31, 2013. During the three months ended September 30, 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 global positions from various departments and the closing of a satellite facility. The total amounts incurred with respect to severance and facilities abandonment under the 2011 Plan were $0.8 million and less than $0.1 million, respectively. Actions under the 2011 Plan were substantially completed by the end of September 30, 2011. Payments related to the 2011 Plan were completed during the second quarter of 2012. For further information, refer to Note (11) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other Income (Loss)

We invest our cash primarily in money market funds, government securities, and corporate bonds. As of September 30, 2012, our cash, cash equivalents, and marketable securities totaled $25.8 million, compared with $37.2 million as of September 30, 2011. Interest and other income (loss) increased $0.2 million to $0.1 million for the three months ended September 30, 2012 compared with a loss of ($0.1) million for the same period in 2011. The increase in interest and other income (loss) was primarily due to a foreign currency gain of $0.1 million during the three months ended September 30, 2012 compared with a foreign currency loss of ($0.1) million for the same period in 2011.

Income Taxes

Our provision for income taxes consists of state, local, and foreign taxes. For the three months ended September 30, 2012, we recorded an income tax provision of $0.1 million on our pre-tax loss of $3.5 million, consisting primarily of state and local and foreign taxes. For the three months ended September 30, 2011, we recorded an income tax provision of $0.2 million. During 2010, we concluded that our domestic deferred tax assets were no longer realizable on a more-likely-than-not basis and, therefore, we recorded a full valuation allowance against our domestic deferred tax assets. During the three months ended September 30, 2012, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2012 estimated annual effective tax rate. As of September 30, 2012, the valuation allowance totaled approximately $35.8 million.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2011.

Total revenues for the nine months ended September 30, 2012 decreased 8% to $52.9 million, compared with $57.4 million for the nine months ended September 30, 2011. During the three months ended September 30, 2012, we completed a restructuring which was composed of a workforce reduction of approximately 35 global positions from various departments. The restructuring charges related to the 2012 reduction totaled approximately $0.8 million. During the three months ended September 30, 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 global positions from various departments and the closing of a satellite facility. The restructuring charges related to the 2011 reduction totaled approximately $0.8 million. The restructuring charges for both the three months ended September 30, 2012 and 2011 have been segregated from each of the respective expense line items and are included within “restructuring costs” in our unaudited condensed consolidated statement of operations. Our cost of revenues decreased 3% to $14.9 million for the nine months ended September 30, 2012, compared with $15.3 million for the nine months ended September 30, 2011. Included in our cost of revenues for the nine months ended September 30, 2012 and 2011 was $0.1 million and $0.4 million, respectively, of share-based compensation expense. Our operating expenses decreased 15% from $58.9 million for the nine months ended September 30, 2011 to $50.0 million for the nine months ended September 30, 2012.  Included in the operating results for the nine months ended September 30, 2012, was a net reduction of $1.8 million of investigation, litigation and settlement costs and $0.8 million of restructuring costs.. Included in the operating results for the nine months ended September 30, 2011 was $4.3 million of investigation, litigation, and settlement related costs and $0.8 million of restructuring costs. The $4.3 million was comprised of a $2.2 million accrual for certain costs associated with the then outstanding resolution of the investigations and $2.1 million in legal fees. In addition, included in our operating expenses for the nine months ended September 30, 2012 and 2011 was $3.5 million and $3.7 million, respectively, of share-based compensation expense. Net loss for the nine months ended September 30, 2012 was $12.6 million, compared with a net loss of $17.3 million for the nine months ended September 30, 2011. Included in our net loss for the nine months ended September 30, 2012 was an income tax provision of $0.5 million compared with an income tax provision of $0.9 million for the nine months ended September 30, 2011. The income tax provision of $0.5 million and $0.9 million were primarily attributable to the impact of our estimated full year effective tax rate on our pre-tax losses for the nine months ended September 30, 2012 and 2011, respectively.  No tax benefits were recognized during either period for our domestic losses due to the full valuation allowance over our domestic deferred tax assets.

Index

Our overall 8% decrease in total revenues was primarily due to an 18% decrease in product revenue for the nine months ended September 30, 2012, compared with the same period in 2011. This was partially offset by a 6% increase in support and services revenue for the nine months ended September 30, 2012, compared with the same period in 2011. Product revenues from OEM partners decreased 61%, while product revenues from non-OEM partners decreased 10% for the nine months ended September 30, 2012, compared with the same period in 2011. The decline in our OEM product revenues was primarily the result of disruptions with one of our largest OEM partners in China which was part of a significant corporate reorganization which commenced during the second quarter of 2012. While the business improved from the OEM partner during the third quarter of 2012, the OEM partner continued to face disruptions related to the reorganization throughout the third quarter of 2012, and revenues from the OEM partner were significantly less than our expectations. In addition, as we have previously reported, our OEM product revenues from legacy OEM partners continued to decline and in some cases cease, as a result of consolidation within the industry, and more recently, end-of-life programs implemented by some of those OEM partners. We do not anticipate that any of our legacy OEM partners will contribute over 10% of our annual revenues for the foreseeable future. During the first nine months of 2012, we continued our focus and emphasis on the FalconStor-branded business. However, the overall decrease in our non-OEM product revenues was primarily attributable to the weak macroeconomic environment around the globe and uncertainty in the market place. In addition, the recently concluded government investigation also contributed to the challenges and disruptions we faced in our business. These disruptions have contributed to the difficulties we continue to experience primarily surrounding the overall product revenue growth within our non-OEM business.

Overall, our total operating expenses have decreased, primarily due to a decline in overall salary and personnel costs as the result of lower headcount and a $6.1 million decrease in costs associated with the government investigations, litigation, and settlement related costs incurred during the nine months ended September 30, 2012 compared with the same period in 2011. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook.

Index

Revenues

	Nine months ended September 30,
	2012	2011
Revenues:
Product revenue	$27,049,072	$33,045,050
Support and services revenue	25,874,214	24,398,610

Total Revenues	$52,923,286	$57,443,660

Year-over-year percentage growth
Product revenue	-18%	-1%
Support and services revenue	6%	6%

Total percentage growth	-8%	2%

Product revenue

Product revenue decreased 18% from $33.0 million for the nine months ended September 30, 2011 to $27.0 million for the nine months ended September 30, 2012. These amounts are net of a benefit of $0.5 million recognized during the nine months ended September 30, 2012, compared with a benefit of $0.3 million in the same period in 2011, resulting from the impact of our collection efforts of previously reserved accounts receivable. Overall, during the nine months ended September 30, 2012, product revenue from our OEM partners decreased 61%, while product revenues from our non-OEM partners decreased 10% compared with the same period in 2011. Product revenue represented 51% of our total revenues for the nine months ended September 30, 2012 and 58% for the same period in 2011. The decline in our OEM product revenues was primarily the result of disruptions with one of our largest OEM partners in China which was part of a significant corporate reorganization which commenced during the second quarter of 2012. While the business improved from the OEM partner during the third quarter of 2012, the OEM partner continued to face disruptions related to the reorganization throughout the third quarter of 2012, and revenues from the OEM partner were significantly less than our expectations. In addition, as we have previously reported, our OEM product revenues from legacy OEM partners continued to decline and in some cases cease, as a result of consolidation within the industry, and more recently, end-of-life programs implemented by some of those OEM partners. We do not anticipate that any of our legacy OEM partners will contribute over 10% of our annual revenues for the foreseeable future. During the first nine months of 2012, we continued our focus and emphasis on the FalconStor-branded business. However, the overall decrease in our non-OEM product revenues was primarily attributable to the weak macroeconomic environment around the globe and uncertainty in the market place. In addition, the recently concluded government investigation also contributed to the challenges and disruptions we faced in our business. These disruptions have contributed to the difficulties we continue to experience primarily surrounding the overall product revenue growth within our non-OEM business. Product revenue from our non-OEM partners represented 93% and 85% of our total product revenue for the nine months ended September 30, 2012 and 2011, respectively. Product revenue from our OEM partners represented 7% and 15% of our total product revenue for the nine months ended September 30, 2012 and 2011, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

Support and services revenue increased 6% from $24.4 million for the nine months ended September 30, 2011 to $25.9 million for the same period in 2012. The increase in support and services was attributable to increases in both (i) maintenance and technical support services and (ii) professional services.

Index

Maintenance and technical support services increased from $22.2 million for the nine months ended September 30, 2011 to $23.2 million for the same period in 2012. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the nine months ended September 30, 2012, the growth in maintenance revenue in the non-OEM channel business was partially offset by (i) a decline in maintenance revenue from certain legacy OEM customers due to consolidation in the industry, (ii) less revenue from one of our largest OEM partners in China, (iii) a decrease from prior years in revenue from sales of products that are generally sold with maintenance, and (iv) deeper discounts provided on product in the current economic and competitive environment.

Professional services revenues increased from $2.2 million for the nine months ended September 30, 2011 to $2.6 million for the same period in 2012. The professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that are performed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenues

	Nine months ended September 30,
	2012	2011
Cost of revenues:
Product	$5,370,031	$5,456,186
Support and service	9,570,969	9,877,256
Total cost of revenues	$14,941,000	$15,333,442

Total Gross Profit	$37,982,286	$42,110,218

Gross Margin:
Product	80%	83%
Support and service	63%	60%
Total gross margin	72%	73%

Cost of revenues, gross profit and gross margin

Cost of product revenue for the nine months ended September 30, 2012 decreased $0.1 million, or 2%, to $5.4 million, compared with $5.5 million for the same period in 2011. The overall decrease in cost of product revenue was attributable to a decrease in hardware costs as a result of fewer appliance units being sold, compared with the same period in 2011. Our cost of support and service revenues for the nine months ended September 30, 2012 decreased $0.3 million, or 3%, to $9.6 million, compared with $9.9 million for the same period in 2011. The decrease in cost of support and service revenue was primarily related to a decrease in share-based compensation expenses which decreased to $0.1 million for the nine months ended September 30, 2012, compared with $0.4 million for the nine months ended September 30, 2011.

Total gross profit decreased $4.1 million, or 10%, from $42.1 million for the nine months ended September 30, 2011, to $38.0 million for the nine months ended September 30, 2012. Total gross margin decreased slightly to 72% for the nine months ended September 30, 2012, compared with 73% for the nine months ended September 30, 2011. The decrease in our total gross profit for the nine months ended September 30, 2012, compared with the same period in 2011, was primarily due to a 8% decrease in our total revenues. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Index

Share-based compensation expense included in the cost of product revenue was less than 1% of total revenue for both the nine months ended September 30, 2012 and 2011. Share-based compensation expense included in the cost of support and service revenue decreased to $0.1 million from $0.4 million for the nine months ended September 2012 and September 30, 2011, respectively. Share-based compensation expense related to cost of support and service revenue was less than 1% of total revenue for the nine months ended September 30, 2012 and less than 1% of total revenue for the nine months ended September 30, 2011.

Operating Expenses

Research and Development Costs

Research and development costs decreased $2.3 million, or 14%, to $14.1 million for the nine months ended September 30, 2012, from $16.4 million in the same period in 2011. The decrease in research and development costs was primarily the result of a decline in salary and personnel costs as the result of lower research and development headcount. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $0.6 million from $1.0 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. Share-based compensation expense included in research and development costs was equal to 1% and 2% of total revenue for the nine months ended September 30, 2012 and 2011, respectively.

Selling and Marketing

Selling and marketing expenses decreased $1.6 million, or 5%, to $27.3 million for the nine months ended September 30, 2012, from $28.9 million for the nine months ended September 30, 2011. The decrease in selling and marketing expenses was primarily attributable to (i) a decrease in commissions due to the 18% decline in product revenue compared with the same period in 2011, and (ii) a decrease in salary and personnel costs, including share-based compensation expenses, as a result of lower sales and marketing headcount.  Share-based compensation expense included in selling and marketing was $1.3 million for the nine months ended September 30, 2012 and $1.5 million for the nine months ended September 30, 2011. Share-based compensation expense included in selling and marketing expenses was equal to 2% of total revenue for the nine months ended September 30, 2012 and 3% for the nine months ended September 30, 2011.

General and Administrative

General and administrative expenses increased $1.1 million, or 13%, to $9.6 million for the nine months ended September 30, 2012, from $8.5 million for the same period in 2011. The overall increase within general and administrative expenses related to increases in (i) personnel related costs, (ii) bad debt expense, and (iii) various administrative costs. Share-based compensation expense included in general and administrative expenses was $1.6 million for the nine months ended September 30, 2012, compared with $1.2 million for the nine months ended September 30, 2011. Share-based compensation expense included in general and administrative expenses was equal to 3% of total revenue for the nine months ended September 30, 2012 and 2% of total revenue for the nine months ended September 30, 2011.

Investigation, Litigation and Settlement Related Costs

During the nine months ended September 30, 2012, we reduced our accrual relating to certain costs associated with the resolution of the government investigations to $5.8 million, from $7.5 million as of December 31, 2011. For the nine months ended September 30, 2012, our total investigation, litigation, and settlement related costs resulted in a net reduction of $1.8 million, which was comprised of (i) the $1.7 million reduction in the accrual for certain costs associated with the resolution of the government investigations and (ii) a recovery of $0.3 million of legal expenses previously incurred related to the class action and derivative lawsuits. These amounts were offset by $0.2 million of other legal fees incurred during the nine months ended September 30, 2012. Investigation costs for the nine months ended September 30, 2011, totaled $4.3 million, which consisted of $2.1 million of legal and professional fees, and an accrual of $2.2 million for certain costs associated with the possible resolution of the government investigations. For further information, refer to Note (9) Litigation, to our unaudited condensed consolidated financial statements.

Index

We expect our operating expenses will continue to be adversely impacted during 2012 and beyond due to professional and service provider fees, and other costs, resulting from the ongoing stockholder lawsuits.

Restructuring costs

During the third quarter of 2012, we completed a restructuring which was composed of a workforce reduction of approximately 35 global positions from various departments. These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy, to drive operational efficiencies and to support the anticipated revenue levels we expect to achieve on a go forward basis. The total amount incurred with respect to severance under the 2012 Plan was $0.8 million. Actions under the 2012 Plan were substantially completed by September 30, 2012. As of September 30, 2012, there was $0.1 million of remaining payments related to the 2012 Plan which will be paid by January 31, 2013. During the third quarter of 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 global positions from various departments and the closing of a satellite facility. The total amounts incurred with respect to severance and facilities abandonment under the 2011 Plan were $0.8 million and less than $0.1 million, respectively. Actions under the 2011 Plan were substantially completed by the end of September 30, 2011. Payments related to the 2011 Plan were completed during the second quarter of 2012. For further information, refer to Note (11) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other Income (Loss)

Interest and other income (loss) decreased $0.5 million to a loss of ($0.1) million for the nine months ended September 30, 2012, compared with $0.4 million of income for the same period in 2011. The decrease in interest and other income was primarily due to foreign currency losses of ($0.2) million and interest income of $0.1 million during the nine months ended September 30, 2012 compared with foreign currency gains of $0.2 million and $0.1 million in interest income for the same period in 2011.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes in amounts necessary to align our year-to-date tax provision with the effective rate that we expect to achieve for the full year. For the nine months ended September 30, 2012, we recorded an income tax provision of $0.5 million on our pre-tax loss of $12.1 million, consisting of primarily state and local and foreign taxes. During 2010, we concluded that our domestic deferred tax assets were no longer realizable on a more-likely-than-not basis and, therefore, we recorded a full valuation allowance against our domestic deferred tax assets. During the nine months ended September 30, 2012, our conclusion did not change with respect to our deferred tax assets and therefore, we have not recorded any benefit for our expected net deferred tax assets for the full year 2012. As of September 30, 2012, the valuation allowance totaled approximately $35.8 million. In addition, we also recorded an accrual for certain legal matters during the nine months ended September 30, 2012, which we believe will be non-deductible for US income tax purposes. The tax impact related to this accrual was recorded as a discrete item during the nine months ended September 30, 2012.

During the nine months ended September 30, 2011, we recorded an income tax provision of $0.9 million on our pre-tax book loss of $16.4 million consisting primarily of federal, state and local and foreign taxes.

Index

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, goodwill and other intangible assets, software development costs, fair value measurements and litigation.

Revenue Recognition. We recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition. Product revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract, a customer purchase order, and/or a royalty report summarizing software licenses sold for each software license resold by an OEM, distributor or solution provider to an end user. Product fees are fixed and determinable as our standard payment terms range from 30 to 90 days, depending on regional billing practices, and we have not provided any of our customers with extended payment terms during the three and nine months ended September 30, 2012. When a customer purchases our integrated solutions and/or licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance based upon vendor-specific objective evidence (“VSOE”) of the fair value of the contractual optional maintenance renewal rate. If professional services are included in our multi-element software arrangements, we allocate a portion of the fee to these services based on its VSOE of fair value which is established using rates charged when sold on a stand-alone basis.

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. We recorded an expense of approximately $0.2 million for each of the nine months ended September 30, 2012 and September 30, 2011. These amounts are included within our unaudited condensed consolidated statement of operations in each respective year. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

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

Index

Accounting for Share-Based Payments. As discussed further in Note (2) Share-Based Payment Arrangements, to our unaudited condensed consolidated financial statements, we account for share-based awards in accordance with the authoritative guidance issued by the FASB on stock compensation.

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three and nine months ended September 30, 2012 and 2011 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

As of each of September 30, 2012 and December 31, 2011, we had $4.2 million of goodwill. As of each of September 30, 2012 and December 31, 2011, we had $0.2 million (net of amortization),  of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of September 30, 2012 and December 31, 2011, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

Software Development Costs. As discussed further in Note (1) Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements, we account for software development costs in accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased or marketed.

As of September 30, 2012 and December 31, 2011, we had $1.2 million and $1.0 million, respectively, of software development costs, net of amortization. The authoritative guidance requires that the costs associated with the development of new software products and enhancements to existing software products be expensed as incurred until technological feasibility of the product has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenues from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenues related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenues could impact the recovery of our capitalized software development costs. We amortize software development costs using the straight-line method.

Index

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using an undiscounted cash flow analysis, a non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant as of September 30, 2012 and December 31, 2011.

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

Index

Litigation. As discussed further in Note (9) Litigation, to our unaudited condensed consolidated financial statements, in accordance with the authoritative guidance issued by the FASB on contingencies, the Company accrues anticipated costs of settlement, damages and losses for claims to the extent specific losses are probable and estimable. The Company records a receivable for insurance recoveries when such amounts are probable and collectable.  In such cases, there may be an exposure to loss in excess of any amounts accrued.  If, at the time of evaluation, the loss contingency related to a litigation  is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable and, the Company will expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, the Company will accrue the minimum amount of the range.

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Summary of Significant Accounting Policies – New Accounting Pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
	2012	2011
Cash provided by (used in):
Operating activities	$(9,551,504)	$1,684,601
Investing activities	5,166,954	(3,834,443)
Financing activities	624,155	860,714
Effect of exchange rate changes	(342,890)	(191,823)

Net decrease in cash and cash equivalents	$(4,103,285)	$(1,480,951)

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balance as of September 30, 2012 totaled $25.8 million, compared with $37.8 million as of December 31, 2011. Cash and cash equivalents totaled $12.2 million and marketable securities totaled $13.7 million at September 30, 2012. As of December 31, 2011, we had $16.3 million in cash and cash equivalents and $21.5 million in marketable securities.

Over the past two years, we have been in an ongoing period of transition, which included various senior management changes, new sales leadership in all of our regions, changes within our North American sales force structure, and restructurings. Most recently, during the third quarter 2012, we completed a restructuring which was composed of a workforce reduction of approximately 35 global positions from various departments. These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy, drive operational efficiencies and support the anticipated revenue level we expect to achieve on a go forward basis (see Note (11) Restructuring Costs to our unaudited condensed consolidated financial statements for further information.) We continually evaluate the appropriate headcount levels to properly align all of our resources with our current and long-term outlook. We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may use our cash for these purposes. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such license purchases or acquisitions.

Index

As discussed further in Note (9) Litigation, to our unaudited condensed consolidated financial statements, in June 2012, we settled charges arising from investigations conducted by the United States Attorney’s Office and the Securities and Exchange Commission for a total of $5.8 million. During 2012, the Company paid $4.1 million of the $5.8 million investigation settlement, with the balance of $1.7 million due in December 2013. In addition, we are named in class action and derivative lawsuits. We also have incurred, and will continue to incur significant expenses, primarily for legal counsel due to the class action and derivative lawsuits. While these lawsuits will likely decrease our sources of liquidity, we cannot predict the scope, timing, or outcome of such legal proceedings, nor can we predict what impact, if any, these matters may have on our business, financial condition, results of operations, and statement of cash flow.

At various times from October 2001 through February 2009 our Board of Directors has authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. We did not repurchase any of our outstanding common stock during each of the three months ended September 30, 2012 and 2011. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. As of September 30, 2012, we had the authority to repurchase an additional 5,994,765 shares of our common stock based upon our judgment and market conditions. See Note (7) Stockholders’ Equity to our unaudited condensed consolidated financial statements for further information.

Net cash (used in) provided by operating activities totaled ($9.6) million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively. The decrease in net cash provided by operating activities during the nine months ended September 30, 2012, compared with the same period in 2011, was partially the result of our net loss of $12.6 million compared with a net loss of $17.3 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to stock-based compensation, depreciation, amortization, and provisions for returns and doubtful accounts; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, prepaid expenses, inventory, accounts payable, accrued expenses and deferred revenues.

Net cash provided by (used in) investing activities was $5.2 million and ($3.8) million for the nine months ended September 30, 2012 and 2011, respectively. Included in investing activities for both the nine months ended September 30, 2012 and 2011, are the sales and purchases of our marketable securities, which include the sales, maturities and reinvestment of our marketable securities. The net cash provided by (used in) investing activities from the net sales of securities was $7.9 million for the nine months ended September 30, 2012, and ($1.3) million for the same period in 2011. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $2.1 million for the nine months ended September 30, 2012 and $1.5 million for the same period in 2011. The cash used in the capitalization of software development costs was $0.5 million for the nine months ended September 30, 2012 and $0.8 million for the same period in 2011. We continually evaluate potential software license purchases and acquisitions, and we may continue to make such investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

Net cash provided by financing activities was $0.6 million for the nine months ended September 30, 2012, compared with net cash provided by financing activities of $0.9 million for the same period in 2011. Cash inflows from financing activities primarily result from the proceeds received from the exercise of stock options. During the nine months ended September 30, 2012 and 2011, we received proceeds from the exercise of stock options of $0.6 million and $0.9 million, respectively.

As discussed in Note (4) Fair Value Measurements, to our unaudited condensed consolidated financial statements, we utilize unobservable (Level 3) inputs in determining the fair value of auction rate securities we held as of September 30, 2012 and December 31, 2011.

As of September 30, 2012 and December 31, 2011, $0.5 million and $0.7 million, (at par value), respectively, of our investments was comprised of auction rate securities. Liquidity for these auction rate securities is typically provided by an auction process, which allows holders to sell their notes, and resets the applicable interest rate at pre-determined intervals. Since mid-2008 we have experienced failed auctions on our auction rate securities. An auction failure means that the parties wishing to sell their securities could not be matched with an adequate volume of buyers. In the event that there is a failed auction, the indenture governing the security requires the issuer to pay interest at a contractually defined rate that is generally above market rates for other types of similar short-term instruments. The securities for which auctions have failed will continue to accrue interest at the contractual rate and continue to reset the next auction date every 28 - 35 days until the auction succeeds, the issuer calls the securities, or they mature. Because there is no assurance that auctions for these securities will be successful in the near term and due to our ability and intent to hold these securities to maturity, the auction rate securities were classified as long-term investments in our condensed consolidated balance sheet at both September 30, 2012 and December 31, 2011.

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

As of September 30, 2012, we recorded a cumulative temporary decline in fair value of approximately $10,000 in accumulated other comprehensive loss. As of December 31, 2011, we recorded a cumulative temporary decline in fair value of approximately $89,000 in accumulated other comprehensive loss. During the nine months ended September 30, 2012, $0.2 million of our auction rate securities were called by the issuer at par value. We believe that the temporary declines in fair value are primarily due to liquidity concerns and are not due to the creditworthiness of the remaining underlying assets, because the majority of the underlying securities are almost entirely backed by the U.S. Government. However, if at any time in the future a determination that a valuation adjustment is other-than-temporary, we will record a charge to earnings in the period of determination.

Our holdings of auction rate securities (at par value) represented approximately 2% of our cash, cash equivalents, and marketable securities balance as September 30, 2012 and December 31, 2011,  which we believe allows us sufficient time for the securities to return to full value or to be refinanced by the issuer. Because we believe that the decline in fair value deemed to be temporary is primarily due to liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive loss. We will continue to re-evaluate each of these factors as market conditions change in subsequent periods.

We currently do not have any debt and our only significant commitments are related to our employment agreement with James P. McNiel, our President and Chief Executive Officer, the $1.7 million settlement with the United States Attorney’s Office, which is due in December 2013 and our office leases.  We have an operating lease covering our corporate office facility that we recently extended to February 2017. We also have several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2012 through 2017. Refer to Note (8) Commitments and Contingencies to our unaudited condensed consolidated financial statements.

We believe that our current balance of cash, cash equivalents and marketable securities, and expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

As of September 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $25.8 million as of September 30, 2012. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 45% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at September 30, 2012.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the nine months ended September 30, 2012 and 2011, approximately 59% and 56%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro, Japanese Yen, the New Taiwanese Dollar, Korean Won, and to a lesser extent the Canadian Dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at September 30, 2012, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.0 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Disclosure controls and procedures are procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.                      OTHER INFORMATION

Item 1.	Legal Proceedings

See the discussion of the Company’s material litigation in Note 9 – Litigation to the unaudited condensed consolidated financial statements, which is incorporated by reference in the Item 1.

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

We cannot predict when the Class Action will be resolved or its outcome. While we have insurance policies that we believe cover us for the allegations of the Class Action, we have already reached an agreement with one insurance carrier that give us less than face amount of the insurance. There can be no assurance that the remainder of our insurance will be adequate to cover the costs of our defense of the Class Action or any damages that might be awarded against us or any defendant(s) to whom we owe indemnification.  Our insurers may deny coverage under the policies.  If the plaintiffs are awarded damages and our insurance is not adequate to cover the amounts, or our insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on our financial results, our cash flow and our cash reserves.

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

We cannot predict when the Derivative Action will be resolved or its outcome. While we have insurance policies that we believe cover us for the allegations of the Derivative Action, we have already reached an agreement with one insurance carrier that give us less than the face amount of the insurance. There can be no assurance that the remainder of our insurance will be adequate to cover the costs of our defense of the Derivative Action or any damages that might be awarded against us or any defendant(s) to whom we owe indemnification.  Our insurers may deny coverage under the policies. If the plaintiffs are awarded damages and our insurance is not adequate to cover the amounts, or our insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on our financial results, our cash flow and our cash reserves.

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

We have engaged Wells Fargo Securities LLC to advise us with regard to potential strategic alternatives to enhance stockholder value.  There can be no guarantee that we will enter into a strategic transaction or that any such transaction will enhance stockholder value.

The Company has retained the investment banking firm Wells Fargo Securities, LLC as its exclusive financial advisor to assist the Company in exploring and evaluating strategic alternatives to maximize stockholder value. There can be no guarantee that the Company or its advisor will be able to identify or to complete any transaction or that any such transaction will enhance stockholder value.

We have had thirteen consecutive quarters of losses and there is no guarantee that we will return to profitability.

We have incurred losses in each of the last thirteen quarters. While we have taken steps to try reduce or eliminate the losses – such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products – there is no guarantee that we will be successful and return to profitability. As of September 30, 2012, we had over $25.8 million in cash, cash equivalents and marketable securities.

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of September 30, 2012, we had outstanding options to purchase 12,427,323 shares of our common stock, and we had an aggregate of 184,073 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $4.58 per share. We also had 2,208,878 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (2) Share-Based Payment Arrangements to our unaudited condensed consolidated financial statements.

Index

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

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended September 30, 2012, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $1.73 and $3.80. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results;

•	the impact of the Deferred Prosecution Agreement and whether we comply with the Deferred Prosecution Agreement;

•	the status of the class action and derivative lawsuits;

•	failure to meet financial estimates;

•	changes in market valuations of other technology companies, particularly those in the network storage software market;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, strategic alternatives, joint ventures or capital commitments;

•	loss of one or more key OEM customers; and

•	departures of key personnel.

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

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in XBLR (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Balance Sheets – September 30, 2012 and December 31, 2011.

(ii) unaudited Condensed Consolidated Statement of Operations – Three and Nine Months Ended September 30, 2012 and 2011.

(iii) unaudited Condensed Consolidated Statement of Comprehensive Loss – Three and Nine Months Ended September 30, 2012 and 2011

(iv) unaudited Condensed Consolidated Statement of Cash Flows – Nine Months Ended September 30, 2012 and 2011.

(v) Notes to unaudited Condensed Consolidated Financial Statements –September 30, 2012.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Louis J. Petrucelly
Louis J. Petrucelly
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ James P. McNiel
James P. McNiel
President and Chief Executive Officer
November 8, 2012	(principal executive officer)