Form 10-K
period 2012-12-31
FALCONSTOR SOFTWARE INC
filed 2013-03-18
CIK 922521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2012 was $108,165,786 which value, solely for the purposes of this calculation excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of February 28, 2013 was 55,920,972 and 47,915,737, respectively.

Documents Incorporated by Reference:

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

2012 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.  Business

OVERVIEW

FalconStor Software, Inc. (“FalconStor”, the “Company”, “we”, “our” or “us”) is a market leader in disk-based data protection. Our mission is to transform traditional backup and disaster recovery (DR) into next-generation service-oriented data protection.  We deliver proven, comprehensive, data protection solutions that facilitate the continuous availability of business-critical data with speed, integrity, and simplicity. Our data protection solutions are built upon an award-winning platform that delivers storage virtualization, continuous data protection, WAN-optimized replication, and disaster recovery (DR) automation to meet the evolving needs of today’s data center. Our Business Continuity and Disaster Recovery products include Network Storage Server (NSS) and Continuous Data Protector (CDP).  Our Backup Optimization with Deduplication products include the industry-leading Virtual Tape Library (VTL) and File-interface Deduplication System (FDS).  From Fortune 100 enterprises to small and medium-size businesses, customers across a vast range of industries worldwide have implemented FalconStor solutions in their production IT environments in order to meet their recovery time objectives (RTO) and recovery point objectives (RPO), as well as to manage their storage infrastructures with minimal total cost of ownership (TCO) and with optimal return on investment (ROI).

FalconStor data protection and storage virtualization solutions are designed to empower IT administrators and end users to recover data easily to any point in time in the event of hardware failure, data corruption, deletion, or catastrophic site-level disaster, allowing rollback or failover to a known, good, immediately useable state to ensure that businesses maintain reliable access to their vital applications, and to facilitate accurate data recovery while minimizing downtime. FalconStor solutions are engineered to integrate and to work seamlessly with database, email, file systems, and business applications. Application-level integration allows for maintaining space-efficient copies of the data that are generated with complete transactional and point-in-time integrity. FalconStor solutions enhance business productivity by eliminating the need for the time-consuming restore and data rebuild processes, which traditionally create long periods of downtime during a recovery process.

Designed to help contain escalating costs, FalconStor solutions enable companies to aggregate heterogeneous, distributed storage capacity and to centralize administration of both storage resources and business-critical data services such as backup, snapshot, replication, and data migration. Companies benefit from lower administrative overhead, elimination of storage over-provisioning, massive scalability, and the ability to make cost-effective storage allocation and purchasing decisions. Moreover, FalconStor’s commitment to an open software-based approach to storage networking entails any-to-any connectivity via native support for industry standards (including Fibre Channel,  iSCSI, SCSI,  SAS,  SATA  and  Fibre Channel over Ethernet [FCoE]), and delivers  unified  support  for  multiple  storage architectures.  As a result, FalconStor solutions provide companies of any size and complexity with the freedom to leverage IP/iSCSI- or Fibre Channel-based networks and to implement their choice of state-of-the-art equipment based on any standard protocol from any storage manufacturer, without rendering their existing or future investments obsolete.

Recognizing the value propositions of FalconStor’s proven, cutting-edge technology, multiple partners utilize FalconStor’s innovative software products – including CDP, FDS, NSS, and VTL – to power their storage appliances and their bundled solutions. FalconStor’s products have been certified by such industry leaders as Cisco, Citrix, Data Direct Networks, Dell, Dynamic Solutions International, Fujitsu, Hitachi Data Systems, HP, Huawei, IBM, Lanchao, Microsoft, QLogic, Rorke Data, an Avnet Company, Silicon Graphics, Symantec, Violin Memory, VMware, and XIO.

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

PRODUCTS AND TECHNOLOGY

FalconStor’s products and solutions are built on IPStor® technology, a common software platform that provides the most reliable and complete disk-based data protection and storage virtualization solutions. FalconStor solutions are built to seamlessly integrate within customers’ environments to provide a high level of data services and protection to business applications. Not only are FalconStor solutions designed to optimize performance and capacity utilization, making use of the latest advances in storage networking speed and technologies such as deduplication, they also are designed to reduce or eliminate the backup window completely, which allows users to operate 24x7 without any disruption to their business applications or services and to recover any service in minutes, anytime, anywhere, with 100% data integrity. FalconStor offers the following core storage and data protection products: CDP, FDS, NSS, and VTL. All FalconStor products are enabled with WAN-optimized replication technology for cost-effective disaster recovery and remote/branch office protection.  In addition, FalconStor solutions share several key technologies that foster seamless integration and offer a competitive edge.

FalconStor’s solutions address the full spectrum of data protection business challenges, from the need to accelerate backup to the need to recover data quickly after a disaster.  Backup windows not only have shrunk, but for many organizations they have disappeared altogether.  Traditional tape backup has been plagued with media and hardware failures. These are some of the issues addressed by FalconStor VTL or FalconStor FDS, depending on the customers’ environments. With the time to recover also shrinking, companies need more recovery points and times as well as automation of their recovery processes in order to meet service level agreements (SLAs). According to a survey published by IDG Research Services in July 2012, 59% of the enterprise IT executives and staff surveyed had a RTO for their most mission-critical applications/services of four hours or less.  And 65% of those respondents stated that a significant portion of their DR processes are manual.  For this reason, customers turn to the FalconStor CDP solution with RecoverTrac™ technology to provide them with instant data availability and automated disaster recovery. To improve the day-to-day management issues that arise from explosive storage growth, customers use the FalconStor NSS solution to virtualize, provision, achieve higher availability and to protect their data. Because all FalconStor solutions are built from a single technology platform, deployment is simplified and businesses benefit from the peace of mind of knowing that FalconStor solutions work in an easily managed and a highly efficient fashion, with high data availability and rapid recovery always paramount.

Deployment options

FalconStor sells its solutions as standalone software, as software pre-installed on FalconStor-supplied hardware appliances, or as virtual appliances.

Solutions

FalconStor offers a wide range of data protection and storage virtualization solutions:

•	Data Migration and Storage Virtualization, Provisioning, and Management – FalconStor NSS

•	Unified Backup and Disaster Recovery – FalconStor CDP

•	Tape Backup Optimization – FalconStor VTL

•	Storage Capacity Optimization – FalconStor FDS

FalconStor solutions provide data protection services at all levels – from operating systems and application software, to files, databases, and messaging data – across the entire organization.  Our products are scalable in order to address the needs of small/medium businesses, large organizations, and global enterprises. Our solutions offer high availability (HA) through RAID, synchronous and asynchronous mirroring, HA failover, and clustering technologies.

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

Moving data between different storage platforms can be complex, time consuming, and disruptive to business operations. FalconStor’s core storage virtualization technology provides a non-disruptive and simple approach to data mobility across different SAN protocols and vendors. With FalconStor NSS, it becomes a simple operation to move data from older platforms to newer ones or to introduce new storage tiers. This allows organizations to respond to evolving performance and capacity requirements.

By virtualizing storage on any disk array, FalconStor NSS provides the ability to pool and tier disk assets, simplifying provisioning, reducing allocation errors, and maximizing resource utilization. This allows IT organizations to avoid overprovisioning of disk resources and to bring new servers and projects online quickly and efficiently. FalconStor NSS incorporates a full set of application-aware data protection services, including real-time synchronous mirroring, volume snapshots, and site-to-site WAN-optimized data replication, and leverages the RecoverTrac™ tool for automated disaster recovery.

When deployed in high availability (HA) clusters, FalconStor NSS offers HA functionality. FalconStor NSS can also be implemented as a highly available stretch cluster. A stretch cluster provides automatic failover of storage services between different physical locations or geographic sites within a metropolitan area. Stretch clusters typically are used to create “active/active” data centers in order to provide business continuity with bi-directional replication and dynamic workload balancing across sites. FalconStor NSS stretch clusters enable enterprise-level HA and uninterrupted service for organizations requiring the most stringent level of protection and automation for DR.

Virtual server environments are well served by virtualized storage.  FalconStor NSS is designed to make it easy to create a new disk resource to house virtual machine files, and disk resources are re-allocated to different servers or shared among servers to facilitate virtual machine high-availability operations that require shared disk. Specific integration tools allow FalconStor NSS to service virtual server environments in an optimal manner providing rapid and effective recovery processes of a virtual machine or entire virtual server farms.  Specifically, FalconStor NSS integrates with and enhances VMware technologies such as VMware vSphere, VMware vCenter, and VMware vCenter Site Recovery Manager. Support of VMware vStorage APIs for Array Integration (VAAI) extends VMware integration into any storage environment and optimizes VMware deployments with comprehensive, flexible storage virtualization and data protection functionality.

In addition, FalconStor NSS enables and automates server-less backup processes. FalconStor backup server integration tools offload backup processes from the server to the FalconStor NSS repository, freeing up the application host server and completely eliminating the backup window.

The FalconStor NSS Virtual Appliance enables cost-effective server virtualization by converting internal or external server storage resources into shared storage resources to enable high availability options across virtual servers. The solution reduces infrastructure cost and complexity while maximizing customers’ return on investment. The FalconStor NSS Virtual Appliance brings all the benefits and features of server and storage virtualization to the remote and branch office to reduce costs and to enable effective data protection and recovery solutions across the enterprise.

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

In addition, FalconStor CDP delivers instant data availability and reliable recovery, bringing business applications back on line in a matter of minutes after a failure. FalconStor CDP protects application-specific data for Microsoft, Oracle, SAP, and other business applications, ensuring high performance and stability for even the most complex business environments. Using a wealth of sophisticated technologies – including application integration, physical-to-virtual recovery, WAN-optimized replication, and disaster recovery automation via the RecoverTrac tool – entire systems can be restored in under ten minutes. Lost files can be recovered in as little as two minutes. Data is protected in its native format and is instantly accessible. With FalconStor CDP, the RTO changes from hours to minutes, minimizing system downtime and economic impact.

In addition, FalconStor CDP enables and automates serverless backup processes. FalconStor’s backup server integration tools offload backup processes from the server to the FalconStor CDP repository, freeing up the application host server and completely eliminating the backup window.

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

Virtual Tape Library (VTL)

The FalconStor® Virtual Tape Library (VTL) solution is one of the industry’s leading virtual tape solution, and we believe it is unmatched in terms of performance and scalability.  With virtual tape, backups complete faster and more reliably, with little or no change needed to the backup environment. It enhances backup operations seamlessly without changing any backup processes or policies. Sophisticated physical tape integration and data security complete the solution.  Designed from the start as an enterprise-class application, FalconStor VTL can achieve high backup speeds of 20TB per hour per node. Up to eight nodes can combine into a single logical unit, scaling performance to a remarkable 160TB per hour, allowing users to solve the single biggest issue in backup: meeting the backup window.

Built-in data deduplication significantly reduces the amount of data needed to be stored on disk. Combined with the latest high-speed protocols, including 8Gb Fibre Channel (FC) and 10Gb Ethernet, we believe FalconStor VTL demonstrates the fastest sustained deduplication speeds in the industry: more than 28 terabytes per hour with inline deduplication and more than 40 terabytes per hour with post processing.  Because not all data is alike, we believe FalconStor VTL is the only deduplication solution to offer flexible deduplication options, letting the customer choose from any combination of four deduplication methods (inline, post-process, concurrent, and no deduplication) to align deduplication processes with business goals and unique requirements. By eliminating redundant backup data, the storage footprint can be reduced by 95% or more, allowing organizations to keep weeks or even months worth of data on disk for fast, dependable restore without any of the reliability concerns of a tape-based restore.

In addition, FalconStor VTL provides a shared deduplication repository that spans multiple application sources, environments, and storage protocols, maximizing space savings.  This allows for backup data from any node to be deduplicated against all data in the repository, for true global deduplication. This improves and accelerates data restores, making it easier to meet or exceed service level agreements.

While deduplication can eliminate or greatly reduce the need for physical tapes, many organizations still require tape for long-term, offsite, or archival storage. FalconStor VTL has the industry’s broadest and most sophisticated integration with physical tape libraries, allowing companies to export data directly to physical tape, leveraging the speed of the FalconStor VTL without impacting the backup network.

FalconStor VTL also supports small and remote office environments through FalconStor VTL storage appliances and small footprint virtual appliances.

File-interface Deduplication System (FDS)

The FalconStor® File-interface Deduplication System (FDS) offering extends FalconStor’s deduplication technology to service a broader set of applications that goes beyond tape backup applications.  FalconStor FDS allows companies to optimize storage capacity services for disk-to-disk backup and archiving applications.  FalconStor FDS is ideal for small-to-medium businesses (SMB) and remote office/branch office (ROBO) environments that are looking at eliminating or reducing tape infrastructure.

This data deduplication solution reduces storage capacity by as much as 95% and is certified with leading backup and archiving applications. FalconStor FDS presents network-attached storage (NAS) interface accessibility to a block-level deduplication repository through common LAN-based file-access protocols such as CIFS and NFS. Its deployment simplicity easily extends the FalconStor data deduplication technology across multiple applications. FalconStor FDS also delivers a scalable, highly available architecture for the enterprise by sharing a global deduplication repository with the FalconStor VTL. FalconStor FDS provides multi-application data protection and deduplication at the remote office, and WAN-optimized replication to a scalable, shared deduplication repository at the data center.

FalconStor FDS is also offered as a Virtual Appliance, providing remote and branch offices as well as small enterprises with an economical data deduplication solution. The Virtual Appliance deployment model can eliminate tape-based backup processes at the remote office and the costs and risks associated with physical tape shipments.

Application-Aware Snapshot Agents

FalconStor Snapshot Agents automate and minimize quiescence time during data replication, backup, and other snapshot-based operations to ensure transactional integrity and point-in-time consistency of Windows, Unix, Linux, and VMware systems, databases applications and messaging stores for fast time-to-recovery.  Snapshot Agents are available for IBM® DB2® UDB, Informix®, Microsoft® SQL Server, Oracle®, Sybase®, IBM Lotus Notes®/Domino, Microsoft® Exchange Server, Microsoft® Hyper-V, Microsoft® VSS,  VMware, and many file systems.

Application-Specific Recovery Options

FalconStor recovery agents offer recovery solutions for database and messaging systems. For instance, FalconStor Message Recovery for Microsoft Exchange expedites mailbox/message recovery by enabling IT administrators to recover individual mailboxes quickly from point-in-time snapshot images of their messaging server. In addition, FalconStor Database Recovery for Microsoft SQL Server expedites database recovery by enabling IT administrators to recover a database quickly from point-in-time snapshot images of their Microsoft SQL database.

Disaster Recovery Automation

The RecoverTrac disaster recovery (DR) automation tool is included as a standard feature of the FalconStor NSS and the FalconStor CDP solutions to automate complex, time-consuming and error-prone failover and failback operations of systems, applications, services, and entire data centers. The RecoverTrac tool streamlines the implementation, testing and execution of DR operations.  It minimizes service failover time between sites and reduces DR costs by offering full recovery from physical-to-physical, virtual-to-virtual, and physical-to-virtual server infrastructures.

BUSINESS STRATEGY

FalconStor intends to maintain its position as a leading provider of disk-based data protection and storage virtualization solutions serving enterprises and SMEs worldwide. FalconStor intends to achieve this objective through the following strategies.

Disk-Based Data Protection Leadership

FalconStor intends to continue to leverage the protocol-independent, unified architecture, and robust open data protection technology of its solution to maintain a leadership position in the enterprise and SME disk-based data protection software markets. FalconStor plans to continue its leadership in this market through its deep commitment to research and development and through continued rapid technology innovation. For information on our research and development expenditures, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

Expand Product Offerings

In 2012, FalconStor continued to develop its product portfolio. In April 2012, the Company announced the latest release of its VTL solution.  FalconStor VTL 7.5 provides customers the flexibility to optimize backup for speed and efficiency by tailoring deduplication processes to the needs of their environment.  With this release customers can choose from an array of deduplication options – including inline, concurrent, post-processing or no deduplication – and the flexibility to deploy them in multiple configurations to match types of data and available storage. In addition, FalconStor VTL 7.5 is able to attain one of the fastest sustained deduplication speeds in the industry: more than 28 terabytes per hour with inline deduplication and more than 40 terabytes per hour with post processing.

This release also offers improvements in scalability and security. For instance, the solution can scale by either adding nodes or adding storage, an option not available from other vendors, helping customers reduce upfront storage spending and improve efficiency.  In addition, this release contains advanced security options with extended support of Advanced Encryption Standard (AES), tape-shredding functionality, full replication encryption, and the addition of Federal Information Processing Standards (FIPS) support for government agencies.

In August 2012, FalconStor released the RecoverTrac 2.5 DR automation tool. The RecoverTrac tool is a standard feature of FalconStor CDP and FalconStor NSS and is the first DR automation solution to bring service-oriented recovery to both physical and virtual server infrastructures, automating the complex, time-consuming and error-prone failover and failback execution of the DR plan. The RecoverTrac 2.5 technology is optimized to meet the needs of today’s heterogeneous data centers. Key performance enhancements include the ability to recover multiple machines simultaneously; increased integration with VMware and Hyper-V; the ability to failover and failback between any combination of physical and virtual servers and between dissimilar hardware; greater VMware support, including support for VMware vSphere 5 and VMware cluster support for load balancing and high-availability configurations; and automated DR rehearsal, which allows busy IT managers to test and refine recovery processes on a regular basis without disrupting business operations.

Expand Corporate Visibility

Throughout 2012, FalconStor took significant steps to increase our market presence and awareness. We continued our effort to increase our online presence in the form of advertisements and editorial on key media and industry community sites, as well as advertisements in search engines such as Google.  In addition, we refreshed the look and feel of the corporate website; upgraded the website’s platform to provide easier access to content and tools; created greater search-engine optimization with enriched content; and added additional resources, streaming media, and downloads.

Through the press releases regarding new products, strategic relationships, and customer wins, we continued to increase our engagement with the press, analyst, and blogging communities to create awareness of and credibility for our data protection message. We have stepped up our participation in online social networking sites and social media outlets such as YouTube, Vimeo, Linkedin, Flickr, Google+, and Twitter, as well as online conversations both with FalconStor’s own expert bloggers and by monitoring and commenting on other blogs.

We have participated in several industry events and speaking engagements and heavily reinforced our outreach with the press and analyst community to bring our comprehensive disk-based data protection message to the market. Our focus aims to highlight our success with our customers and partners throughout the world as well as the value our solutions bring to solving their data protection challenges. This broad effort has led to several awards and accolades:

•	Everything Channel awarded FalconStor Software the 2012 Five-Star Partner Program Guide Certification.
•	FalconStor was recognized as a 2012 Long Island Software Award (LISA) recipient for FalconStor CDP 7.0.
•	FalconStor Software was named to Everything Channel’s CRN Virtualization 100 List.
•	The FalconStor VTL solution was selected for the Network World Asia Information Management Award within the Backup & Recovery Solution category.
•	RecoverTrac technology was selected as a “Best of VMworld 2012” award gold winner in the Business Continuity and Data Protection category.
•	The FalconStor NSS VS Series HA Appliance was named as a silver medal winner of the “2012 Editors’ Best Awards” in the Best Hardware Appliance category by Penton Media’s Windows IT Pro.
•	RecoverTrac technology was named a 2012 Product of the Year finalist within the backup and disaster recovery software and services category by Storage Magazine and SearchStorage.com.

We anticipate that this positive recognition will continue throughout 2013, as we continue to innovate and refine our message to address new market conditions while delivering targeted marketing campaigns.

We continue to promote strong relationships with our channel partners.  In 2012, we increased our investment in our partners with joint marketing and field engagement, completing focused multi-pronged demand generation and nurturing programs to jointly build our businesses.

Scalable Delivery

All FalconStor solutions support variable deployment options offering greater flexibility to seamlessly fit within our customers’ environments and to respond to their exact needs and requirements. The scalability of our solutions can support the smallest environments such as remote and branch offices with prepackaged virtual appliances or small hardware appliances, as well as the largest deployments supporting multi-petabyte environments in large datacenters.

The different delivery options include virtual appliances for small and remote offices, storage appliances for small to medium enterprises, and clustered gateways and software appliance kits for large enterprise deployments.

Expand Software and Hardware Strategic Alliances with Industry Leaders

In March 2012, FalconStor announced that it had entered into a worldwide agreement with Dell Services to deploy FalconStor NSS technology to enable a data migration service.  This technology sharing agreement enables Dell to meet their customers’ need to efficiently expand and upgrade legacy storage installations without disrupting operations.

Identify and Nurture New Growth Drivers

FalconStor has made key investments in several areas from which we expect growth in the coming years. We believe we are strongly positioned to continue to take advantage of the rapid storage growth in China and Japan. Our strategic relationships with Dell, Fujitsu, Hitachi Data Systems, HP, and Huawei should enable growth across our main geographies in Asia Pacific, Europe Middle-East and Africa, and North America.

We also see opportunity in emerging regions.  According to a 2012 DatacenterDynamics Industry Census, the global investment in data centers grew by 22.1% to $105 billion in 2012 and is expected to grow by another 14.5% to $120 billion in 2013.  Much of this growth is being driven by the Asia Pacific and Latin America regions.

As the amount of data continues to increase, we believe companies will look to alternatives to simply adding more storage to their infrastructure and will leverage technologies such as storage virtualization, thin provisioning, and data deduplication to reduce data storage requirements.  We believe that FalconStor, as a leading developer of storage virtualization and disk-based data protection solutions, will see a growing demand for its products and solutions.

As the server virtualization market continues to gain rapid adoption, we anticipate a growing need for integrated storage and server virtualization solutions for maximizing IT productivity and business continuity. This combination of solutions should improve data center resource management by increasing utilization of existing physical resources, while optimizing virtual infrastructure performance through real-time data migration, to deliver more cost-effective and reliable high-availability and disaster recovery.  In 2012, we developed more integration tools and solutions to support and enhance VMware and Microsoft environments. We expect that in 2013 our relationships with virtualization vendors and our joint technology solutions will continue to grow and will put FalconStor in a strong position to service customers that are looking at deploying these solutions.

SALES, MARKETING AND CUSTOMER SERVICE

FalconStor plans to continue to sell our products primarily through strategic alliances, value-added resellers (VARs) or solution providers, large system integrators, Direct Market Resellers (DMRs), distributors, and original equipment manufacturers (OEMs).

VAR and Distributor Relationships. FalconStor has entered into VAR and distributor agreements to help sell our products in various geographic areas. We have revamped our sales and marketing infrastructure to further support and expand our network of VARs worldwide. FalconStor’s VARs and distributors market various FalconStor products and receive a discount off of the list price on products sold. FalconStor’s scalable solutions are also being deployed by Managed Service Providers (MSP) to deliver online data protection and recovery services across different vertical markets. We have reduced the number of VARs with whom we do business. Our focus is on the VARs who are willing to commit to FalconStor.

Strategic Alliances.  FalconStor has agreements with strategic partners to utilize FalconStor products for use in the strategic partners’ special-purpose storage appliances.

OEM Relationships. OEMs collaborate with FalconStor to integrate FalconStor technology into their own product offerings or to resell FalconStor technology under their own label.

FalconStor has relationships with three of the largest and most influential storage vendors in the industry, Dell, Hewlett Packard, and Hitachi Data Systems.

In a limited number of circumstances, FalconStor has entered into software license agreements directly with end users.

FalconStor’s marketing efforts focus on building brand recognition among customers, partners, analysts, and the media and on developing qualified leads for the sales force and our partners.

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

COMPETITION

As the demand grows for data protection and network-based storage products and services, so does the demand for services and integration with emerging technologies.  This growing demand combined with increases in services for cloud computing and Big Data, will cause more competitors to enter this high-growth market segment. Although there are several companies attempting to offer data protection for specific environments, FalconStor believes it is the only software-based solution provider capable of delivering a high level of data protection services across the data center, crossing the infrastructure boundaries between virtual and physical server environments. FalconStor holds multiple patents on key technologies that enable and optimize our snapshots, data protection, and data reduction platform. We believe that our integrated services and products based on our common storage virtualization platform – including CDP, FDS, NSS, VTL, WAN-optimized replication for remote offices and data centers, and disaster recovery automation – are unique to the industry.

Although some of FalconStor’s products provide capabilities that put them in competition with products from a number of companies, FalconStor is not aware of any other software company providing the same level of data protection and recovery capabilities for both physical and virtual infrastructures in a common solution. FalconStor believes that the principal competitive factors enhancing its marketability include product features such as scalability, high availability, price, reliability, hardware/platform neutrality, and customer service and support.

As FalconStor continues its move into the non-enterprise market, the products and services offered by its partners may compete with existing or new products and services offered by current and new entrants to the market.

FalconStor’s future and existing competitors could conceivably introduce products with superior features, scalability, and functionality at lower prices than FalconStor’s products.  They could also bundle existing or new products with other more established products to compete with FalconStor. Increased competition could result in price reductions and reduced gross margins, which in turn could impact FalconStor’s business. FalconStor’s success will depend largely on its ability to generate market demand and awareness of its products and to enhance or develop new products and services in a timely manner.  The Company’s success also will depend on its ability to convince potential partners of the benefits of licensing FalconStor’s software rather than competing technologies.

INTELLECTUAL PROPERTY

FalconStor’s success is dependent in part upon its proprietary technology. The IPStor platform forms the core of this proprietary technology. FalconStor currently has nineteen patents and numerous pending patent applications. The Company has multiple registered trademarks – including “FalconStor Software” and “IPStor” – as well as pending trademark applications related to FalconStor and its products.

FalconStor  seeks  to  protect  its  proprietary  rights  and  other  intellectual  property  through  a combination of copyright, patents, trademark, and trade secret protection, as well as through contractual  protections  such  as  proprietary information agreements and nondisclosure agreements. The technological and creative skills of its personnel, new product developments, frequent product enhancements, and reliable product maintenance are essential to establishing and maintaining a technology leader position.

FalconStor generally enters into confidentiality or license agreements with employees, consultants, and corporate partners and generally controls access to and distribution of its software, documentation, and other proprietary information. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use FalconStor’s products or technology. Monitoring unauthorized use of FalconStor’s  products  is  difficult,  and there can be no assurance that the steps FalconStor  has  taken will prevent  misappropriation  of  its  technology,  particularly  in foreign countries where laws may not protect its proprietary rights as fully as do the laws of the United States.

MAJOR CUSTOMERS

For the year ended December 31, 2012, we had one customer, Hitachi Data Systems, which accounted for 11% of our total revenues. For the year ended December 31, 2011, we had no customers that accounted for 10% or more of our total revenues. For the year ended December 31, 2010, we had one customer, EMC Corporation, which accounted for 10% of our total revenues. As of December 31, 2012 and December 31, 2011, Hitachi Data Systems’ accounts receivable balance was 20% and 11%, respectively, of our gross accounts receivable balance.

EMPLOYEES

As of December 31, 2012, we had 427 full-time and part-time employees, consisting of 171 in research & development, 135 in sales & marketing, 82 in service, and 39 in general administration. We are not subject to any collective bargaining agreements and we believe that our employee relations are good.

INTERNET ADDRESS AND AVAILABILTY OF FILINGS

Our internet address is www.falconstor.com. The Company makes available free of charge, on or through its Internet website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or (15)(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company complied with this policy for every Securities Exchange Act of 1934, as amended, report filed during the year ended December 31, 2012.

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

We are among the defendants in a class action lawsuit by stockholders. While a proposed settlement has been filed with the court, we cannot predict the timing or the outcome of these actions, or whether we have adequate insurance to cover our costs and any damages.

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

In January, 2013, the parties to the Class Action reached an agreement in principle to settle the Class Action.  Pursuant to a Memorandum of Understanding signed by counsel for the class plaintiffs and by counsel for all defendants, the Company will pay $5.0 million to settle the Class Action. This amount includes damages, plaintiffs’ attorneys’ fees, and costs of administration of the settlement. The Company expects to pay this settlement with a combination of cash on hand and insurance proceeds. In accordance with the Memorandum of Understanding, a stipulation of settlement and a joint motion for preliminary approval of the settlement will be submitted to the court for its approval. Final settlement of the Class Action is subject to certain conditions and to approval by the court.  We cannot predict if or when the court might approve the settlement.

Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or our by-laws.

While we have insurance policies that we believe cover us for the allegations of the Class Action, we have already reached an agreement with one insurance carrier that gave us less than the face amount of the insurance. There can be no assurance that the recovery we make on the remainder of our insurance will be adequate to cover the costs of our defense or settlement of the Class Action, or any damages that might ultimately be awarded against us or anyone to whom we might owe indemnification if the settlement is not approved by the court.  Our insurers may deny coverage under the policies. If our insurance recovery is not adequate to cover the costs of defense, settlement, damages and/or indemnification, or our insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on our financial results, our cash flows and our cash balances.

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

Since September 29, 2010, we have accepted the resignations of our CEO; two CFO’s; our CTO; two VP’s of Sales for North America; our VP of Sales and General Manager for Europe, the Middle East and Africa; our VP of Sales and General Manager of Asia-Pacific; our VP of Global Support; and our VP of Marketing.

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

From 2005 to 2010,  revenue from EMC accounted for 10% or more of our annual revenue.  For 2012 and 2011, revenue from EMC was less than 10% of our annual revenues and we do not expect that revenue from EMC will be 10% or more of our total revenue at any point in the future.

We are attempting to replace the revenue we formerly received from EMC with revenue from other partners and from our FalconStor-branded solutions, but there is no guarantee that we will be successful in these attempts.

A significant portion of our receivables is concentrated with one customer.

As of December 31, 2012 and December 31, 2011, Hitachi Data Systems’ accounts receivable balance was 20% and 11%, respectively, of our gross accounts receivable balance. We currently have no reason to expect that Hitachi Data Systems will fail to pay the amounts invoiced, nor do we have any history of non-payment with Hitachi Data Systems, but the concentration of this receivable means that any failure by Hitachi Data Systems to pay us all or a significant portion of this receivable would have a material impact on us.

Our increased emphasis on sales of turn-key appliances may not be successful and exposes us to supply, inventory and support risks.

We now emphasize sales of turn-key appliances.  These appliances consist of our branded software loaded onto industry standard hardware. The hardware, while purchased from third parties, is FalconStor branded. There can be no guarantee that we will be more successful selling these appliances than we have been selling software-only solutions.

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

We are highly dependent on one third party for the supply of hardware.  Changes made by this third party could impact our ability to sell our bundled solutions.

We install our software on industry-standard hardware.  We purchase nearly all of that hardware from Dell.  We test our software with the Dell hardware to make sure that the software runs smoothly.  From time to time, Dell makes modifications to the hardware or stops offering certain hardware models.  In those instances, we need to recertify that our software operates properly on the revised or new hardware.  This testing takes time.  If it is discovered that we need to modify our software to operate properly with the revised or new hardware, we need time to make the changes and to certify that the software runs smoothly.  These delays can impact our ability to ship our products in a timely manner and could negatively impact our results.

We are highly dependent on one third party for the supply of hardware and this third party may be dependent on others for components. Any disruption in the supply chain could impact our ability to ship our products.

We install our software on industry-standard hardware.  We purchase nearly all of that hardware from Dell.  The Dell hardware contains many components.  Should Dell experience disruption in its supply chain, Dell might not be able to provide us with enough hardware to meet our needs.  For example, in 2011, flooding in Thailand caused significant disruptions in the worldwide supply of hard disk drives.  We were warned by Dell that this could result in the rationing of Dell hardware.  Fortunately, Dell was able to meet all of our requirements.  But there can be no guarantee that a similar disruption in the supply chain will not impact our ability to source all of the hardware we require.  If we are unable to acquire the necessary hardware, our revenues will be impacted negatively.

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

We had losses for fiscal years 2012, 2011, 2010 and 2009 and we cannot guarantee that we will return to profitability.

We have operated at a loss for each of the past four years.  We are, and have been, attempting to increase revenues and to decrease costs, but there can be no guarantee that we will be profitable again. If our losses continue, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or the research and development activities on which we are dependent.

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

Our future quarterly results may fluctuate significantly, which could cause our stock price to decline.

Our previous results are not necessarily indicative of our future performance and our future quarterly results may fluctuate significantly.

Our future performance will depend on many factors, including:

•	compliance with the Deferred Prosecution Agreement with the United States Attorney’s Office and Court approval of the class action lawsuit;

•	fluctuations in the economy;

•	the timing of securing software license contracts and the delivery of software and related revenue recognition;

•	the seasonality of information technology, including network storage products, spending;

•	the average unit selling price of our products;

•	existing or new competitors introducing better products at competitive prices before we do;

•	our ability to manage successfully the complex and difficult process of qualifying our products with our customers;

•	new products or enhancements from us or our competitors;

•	our ability to release new and innovative products;

•	import or export restrictions on our proprietary technology; and

•	personnel changes.

Many of our expenses are relatively fixed and difficult to reduce or modify. As a result, the fixed nature of our expenses will magnify any adverse effect of a decrease in revenue on our operating results.

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended December 31, 2012, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $1.73 and $3.80. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results;

•	the impact of the Deferred Prosecution Agreement and whether we comply with the Deferred Prosecution Agreement;

•	the status of the class action and derivative lawsuits;

•	failure to meet financial estimates;

•	changes in market valuations of other technology companies, particularly those in the network storage software market;

•	the announcement of any strategic alternatives;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, strategic alternatives, joint ventures or capital commitments;

•	loss of one or more key customers; and

•	departures of key personnel.

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

As of December 31, 2012, we held short-term marketable securities aggregating $10.5 million. We invest in a mixture of corporate bonds, government securities and marketable debt securities, the majority of which are high investment grade, and we limit the amount of credit exposure through diversification and investment in highly rated securities. However, investing in highly rated securities does not entirely mitigate the risk of potential declines in market value. A further deterioration in the economy, including further tightening of credit markets or significant volatility in interest rates, could cause our marketable securities to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.

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

The likelihood of a change of control in our company could be impacted by the fact that we have a significant amount of authorized but unissued preferred stock, a staggered Board of Directors and change of control agreements  as well as certain provisions under Delaware law.

Our Board of Directors has the authority, without further action by the stockholders, to issue up to 2,000,000 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of the stockholders.  Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. In addition, certain “anti-takeover” provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control. Further, we have a staggered Board of Directors and have entered into change of control agreements through either employment agreements, our 2005 Key Executive Severance Protection Plan with certain executives, or certain incentives provided to certain employees which may also have the effect of delaying, deterring or preventing a change in control.

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of December 31, 2012, we had outstanding options to purchase 11,360,842 shares of our common stock, and we had an aggregate of 171,190 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $4.59 per share. We also had 2,526,036 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (2) Share-Based Payment Arrangements to our consolidated financial statements.

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

Our licenses and services in Japan are sold in Yen. Many of our licenses and services in the Republic of Korea, Australia, Canada, and in Europe, the Middle East and Africa (“EMEA”) are sold in Won, Canadian dollars, Australian dollars, and European Monetary Units (“Euros”), respectively.

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

China is becoming a significant market for our products and we are increasing our operations in China. In addition to a joint venture with the Chinese Academy of Science, we have OEM agreements with several Chinese companies.  We also have research and development and sales offices in China employing a total of 46 people as of December 31, 2012. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

Our success is dependent upon our proprietary technology. We have 21 patents issued, and we have multiple pending patent applications, numerous trademarks registered and multiple pending trademark applications related to our products. We cannot predict whether we will receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

We were already subject to one action, which alleged that our technology infringed on patents held by a third party. While we settled this litigation, the fees and expenses of the litigation as well as the litigation settlement were expensive and the litigation diverted management’s time and attention. In addition, as part of our ongoing litigation with Avazpour Networking Services, Inc., we have filed counterclaims for copyright infringement. Any additional litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management's time and attention and might subject us to significant liability for damages or invalidate our intellectual property rights. Any potential intellectual property litigation against us could force us to take specific actions, including:

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

We have made, and may continue to make, acquisitions of other companies or their assets. Integration of the acquired products, technologies and businesses, could divert management’s time and resources though we have no agreements, commitments or understanding with respect to any acquisition. Further, we may not be able to properly integrate the acquired products, technologies or businesses, with our existing products and operations, train, retain and motivate personnel from the acquired businesses, or combine potentially different corporate cultures. If we are unable to fully integrate the acquired products, technologies or businesses, or train, retain and motivate personnel from the acquired businesses, we may not receive the intended benefits of the acquisitions, which could harm our business, operating results and financial condition.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company’s headquarters are located in an approximately 59,000 square foot facility in Melville, New York.  Offices are also leased for development, support, and sales and marketing personnel, which total an aggregate of approximately 66,000 square feet in Le Chesnay and Toulouse, France; Reading, UK; Munich, Germany; Madrid, Spain; Taipei and Taichung, Taiwan; Tokyo, Japan; Beijing, Shenzhen, Shanghai, and Hong Kong, China; Seoul, Korea; Kuala Lumpur, Malaysia; North Sydney, Australia; and Singapore. Initial lease terms range from one to six years, with multiple renewal options.

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

The Company entered into a Deferred Prosecution Agreement (DPA) with the USAO.  Under the DPA, the USAO agreed that it will defer prosecution of the Company in connection with the matter, and ultimately not prosecute the Company if the Company satisfies its obligations during the 18 month term of the DPA.  The DPA acknowledges the remedial actions taken by the Company in response to its discovery of the improper payments and does not require the Company to make any additional control or compliance changes.  Under the DPA, the Company will forfeit $2.9 million over eighteen months.

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

As of December 31, 2012, the Company has paid a total of $4.1 million of the total $5.8 million, for which the Company had previously accrued. The balance of $1.7 million is payable in December 2013.

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

 In January, 2013, the parties to the Class Action reached an agreement in principle to settle the Class Action.  Pursuant to a Memorandum of Understanding signed by counsel for the class plaintiffs and by counsel for all defendants, the Company will pay $5.0 million to settle the Class Action. This amount includes damages, plaintiffs’ attorneys’ fees, and costs of administration of the settlement. The Company expects to pay this settlement with a combination of cash on hand and insurance proceeds. In accordance with the Memorandum of Understanding, a stipulation of settlement and a joint motion for preliminary approval of the settlement will be submitted to the court for its approval. Final settlement of the Class Action is subject to certain conditions and to approval by the court.  We cannot predict if or when the court might approve the settlement.  Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or our by-laws.

While the Company has insurance policies that it believes will cover it for the allegations of the Class Action, the Company has already reached an agreement with one insurance carrier that gave it less than the face amount of the insurance. There can be no assurance that the recovery the Company makes on the remainder of its insurance will be adequate to cover the costs of its defense or settlement of the Class Action, or any damages that might ultimately be awarded against the Company or anyone to whom the Company might owe indemnification if the settlement is not approved by the court.  The Company’s insurers may deny coverage under the policies. If the Company’s insurance recovery is not adequate to cover the costs of defense, settlement, damages and/or indemnification, or its insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on its financial results, its cash flows and its cash balances.

The Company’s Directors and Officers (“D&O”) Insurance, is composed of more than one layer, each layer written by a different insurance company.  After the close of the third quarter, in connection with the Class Action, and in connection with the Derivative Action discussed below, the Company entered into an agreement with the carrier of the first $5.0 million layer of the Company’s D&O insurance.  Pursuant to this agreement, the Company accepted a payment of $3.9 million from the first layer insurance carrier in satisfaction of the carrier’s obligations to the Company under the first layer D&O insurance policy.  The combined costs of (i) defense of the Class Action and the Derivative Action, and (ii) the proposed $5.0 million settlement of the Class Action exceeds $3.9 million, and the Company is responsible for paying the next $1.1 million of costs, settlement amounts or liability up to $5.0 million, before the next layer of the Company’s D&O insurance might cover the Company. This $5.0 million payment, when and if made, will negatively impact its cash flows and its cash reserves when paid.  In addition, as part of the October 2012 agreement with the carrier, the Company agreed to indemnify the carrier of the first layer of D&O insurance against potential claims by certain named insured persons under the first layer D&O insurance policy. The Company cannot predict the likelihood or the outcome of any such claims by the named insureds.

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

To date, the Company has recorded $6.6 million of total costs associated with the Class Action and the Derivative Actions. The Company has recorded a liability in the amount of $5.2 million in “accrued expenses” in the consolidated balance sheets as of December 31, 2012 which includes estimated costs of the proposed Class Action settlement and legal fees for both the Class Action and the Derivative Action to date. As a result of the agreement reached with the Company’s D&O insurance carrier, the Company has recorded an insurance recovery of approximately $3.9 million of legal expenses previously incurred related to the class action and derivative lawsuits as well as the potential settlement of the class action lawsuits. The $3.9 million insurance recovery was reimbursed by the Company’s insurance carrier during 2012. In connection with  discussions with the insurer of the Company’s next layer of D&O insurance regarding that insurer’s obligations to the Company, the Company has recorded a $1.0 million receivable in “prepaid expenses and other current assets” in the consolidated balance sheet as of December 31, 2012.

Company shareholders filed actions in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company, against the Company, each of the Company’s Directors, Mr. Weber, Wayne Lam, a former Vice President of the Company, the estate of Mr. Huai, and Jason Lin, a former employee of the Company (the “Derivative Action”). The consolidated amended Derivative Action complaint alleged that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets.

On March 5, 2013, the Suffolk County Division of the Supreme Court of the State of New York granted a motion made by all of the defendants in the Derivative Action, except Mr. Lin, and dismissed the Derivative Action as to all defendants other than Mr. Lin.

During 2012, we recorded a $0.3 million reduction of investigation, litigation and settlement related costs.  The reduction was comprised of (i) a $1.7 million reduction in the accrual for certain costs associated with the resolution of the government investigations and (ii) a recovery of $0.3 million of legal expenses previously incurred related to the class action and derivative lawsuits, partially offset by (i) $1.5 million of legal expenses related to the class action and derivative lawsuits as well as for the potential settlement of the class action lawsuit that are not or may not be recoverable through insurance and (ii) $0.2 million of legal fees incurred related to  the resolution of the government investigations.

Avazpour Litigation

The Company is the defendant in an action brought by Avazpour Networking Services, Inc., and its former principals (collectively, “Avazpour”), pending in the United States District Court for the Eastern District of New York. Avazpour alleged that the Company gave grossly negligent advice in connection with an upgrade of Avazpour’s storage system resulting in damages to Avazpour and breached its contract with Avazpour.  On March 13, 2013, the Court granted the Company’s motion to dismiss all of the claims except for the claim of breach of contract.  The Company believes that limitation of liability clauses of the contract mean that Avazpour will not be able to collect any damages.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “FALC”. The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods indicated as reported by Nasdaq:

	2012		2011
	High	Low	High	Low
Fourth Quarter	$2.48	$2.01	$3.55	$2.49
Third Quarter	$2.72	$1.73	$4.65	$2.82
Second Quarter	$3.80	$2.46	$4.55	$3.66
First Quarter	$3.77	$2.42	$4.91	$3.22

Holders

We had approximately 123 holders of record of Common Stock as of February 28, 2013. This does not reflect persons or entities that hold Common Stock in nominee or “street” name through various brokerage firms.

Dividends

We have not paid any cash dividends on our common stock since inception. We expect to reinvest any future earnings to finance growth, and therefore do not intend to pay cash dividends in the foreseeable future. Our board of directors may determine to pay future cash dividends if it determines that dividends are an appropriate use of Company capital.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved
by security holders	11,532,032	$4.59	2,526,036

(1)
As of December 31, 2012 we had 2,526,036 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Plan is in effect, the number of shares of stock to which options may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. See Note (8) Share-Based Payment Arrangements to our consolidated financial statements for further information.

Performance graph

The following graph compares, for each of the periods indicated, the percentage change in the Company’s cumulative total stockholder return on the Company’s common stock with the cumulative total return of a) Morningstar Data Storage companies, a peer group index and b) the Russell 3000 Index, a broad equity market index.

ASSUMES $100 INVESTED ON JANUARY 1, 2008
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2012

	Fiscal Year Ending
	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
FalconStor Software, Inc.	$100.00	$24.69	$36.06	$29.75	$22.91	$20.69
Russell 3000 Index	$100.00	$62.69	$80.45	$94.07	$95.04	$110.64
Morningstar Data Storage	$100.00	$47.87	$101.33	$120.15	$108.18	$128.58

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

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2012	2011	2010 (a)	2009	2008
	(In thousands, except per share data)

Revenues:
Product revenues	$41,359	$49,470	$51,905	$61,234	$61,566
Support and services revenues	34,052	33,400	30,939	28,225	25,459
Total revenues	75,411	82,871	82,844	89,459	87,025

Cost of revenues:
Product	8,215	8,387	9,291	3,390	2,636
Support and service	12,447	13,130	12,148	13,677	11,384
Total cost of revenues	20,662	21,517	21,439	17,067	14,020

Gross profit	$54,749	$61,354	$61,405	$72,392	$73,004

Operating expenses
Research and development costs	18,636	21,200	26,906	26,610	25,150
Selling and marketing	36,009	39,598	40,845	42,255	38,097
General and administrative	13,334	11,697	9,626	9,875	8,746
Investigation, litigation, and settlement related costs	(326)	10,257	1,616	-	-
Restructuring costs	771	822	-	-	-
Total operating expenses	68,424	83,574	78,993	78,740	71,993

Operating (loss) income	(13,675)	(22,220)	(17,589)	(6,348)	1,012

Interest and other (loss) income, net	(523)	60	(213)	(128)	1,689

(Loss) income before income taxes	(14,198)	(22,160)	(17,802)	(6,476)	2,700

Provision (benefit) for income taxes	786	1,208	17,574	(3,383)	1,498

Net (loss) income	$(14,984)	$(23,368)	$(35,376)	$(3,093)	$1,203

Basic net (loss) income per share	$(0.32)	$(0.50)	$(0.78)	$(0.07)	$0.03

Diluted net (loss) income per share	$(0.32)	$(0.50)	$(0.78)	$(0.07)	$0.02

Weighted average basic shares outstanding	47,409	46,649	45,549	44,782	47,859

Weighted average diluted shares outstanding	47,409	46,649	45,549	44,782	49,497

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

CONSOLIDATED BALANCE SHEET DATA:

	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2010	2009	2008
			(In thousands)

Cash, cash equivalents, restricted cash and marketable securities	$29,932	$37,763	$37,325	$41,783	$42,810
Working capital	10,613	20,382	35,475	46,097	48,329
Total assets	59,705	73,047	76,545	99,002	96,364
Long-term obligations	9,099	10,285	9,063	6,254	6,192
Stockholders' equity	13,253	22,817	39,939	66,153	65,076

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

OVERVIEW

In 2012, we continued to reposition the Company to put our past troubles behind us and to put in place the proper management, employees and plans for future success.

The most significant event of 2012 for the Company was our resolution of the investigations by the United States Attorney’s Office for the Eastern District of New York (“USAO”) and by the Securities and Exchange Commission.

In June, 2012, we entered into a Deferred Prosecution Agreement (“DPA”) with the USAO.  In conjunction with the DPA, a Criminal Complaint was filed against the Company. The USAO agreed, as part of the DPA, to defer prosecution of that complaint for eighteen months.  If we comply fully with the DPA, the charges will be dismissed at the conclusion of the eighteen month period.  Among other things, the DPA requires us to continue to comply with various control changes we had made in response to the discovery that improper payments had been made to one customer by three former employees.  The DPA also mandates that we do not commit any criminal acts.  If we fail to comply with the DPA, the USAO has the right to prosecute the complaint and to file additional charges if we have committed any new criminal acts.  In addition, we agreed to forfeit $2.9 million.  We paid $1.2 million during the third quarter of 2012 and we will pay the remaining $1.7 million in December, 2013.

We agreed with the SEC to the entry of a Consent Judgment (CJ) to settle a civil action filed by the SEC.  Pursuant to the CJ, we agreed not to violate the anti-fraud and registration provisions of Sections 17(a)(2), 5(a) and 5(c) of the Securities Act of 1933, and the books and records provisions of Sections 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934.  We further agreed to pay a civil penalty of $2.9 million to the SEC.  This fine was paid in full during the second quarter of 2012.

The resolution of these investigations is a milestone for the Company.  This should enable us to move on from the events of the past and concentrate on the Company’s future.  We will no longer be distracted by the substantial time and effort it took to complete the investigations.  We can now dedicate our resources – both capital and human – to efforts that we hope will positively impact our bottom line.  In addition, it reduces the potential of our competitors to raise concerns about the Company’s business conduct and long-term viability.  They will again have to compete based on the merits of their products compared to ours.  This is a competition that we believe we are well-positioned to win.

With regard to the Company’s reputation following these unfortunate events, we are proud that neither the DPA nor the settlement with the SEC required us to institute any new controls.  Rather, both the USAO and the SEC referenced the numerous new or enhanced controls that we previously implemented after the commencement of our internal investigation We believe that this is a validation of the path taken by Company management.

The Company, along with our former CFO, Jim Weber, and the estate of ReiJane Huai, our former Chairman and CEO, also remains a defendant in a class action lawsuit brought by stockholders (the “Class Action”).  In January, 2013, we reached an agreement in principle to settle the Class Action for $5.0 million and a Stipulation and Agreement of Settlement was filed with the court on March 13, 2013. The Class Action is more fully described in Part 1, Item 3 – Legal Proceedings of this annual report on Form 10-K.  If the settlement is approved by the court, it should limit one more legacy distraction.

In connection with the Class Action and a derivative action lawsuit that was dismissed in March 2013, we have been involved with discussions with the companies that provide our Directors and Officers Insurance (“D&O Insurance”) coverage.  The D&O Insurance in place at the time that the two actions were commenced was divided into $5.0 million layers, each written by a different insurer.  The D&O Insurance should provide us with recovery of fees spent defending the two actions and the costs of settlement or damages.  However, some of the insurers have raised questions with regard to the validity of the insurance agreements due to the presumed knowledge of wrongful acts by certain former Company officers at the time the insurance was purchased.  In October 2012, we reached a settlement with the insurer of the first $5.0 million layer of our D&O Insurance pursuant to which the insurer agreed to pay us $3.9 million in full satisfaction of its obligations. There can be no assurance that we will be able to recover any additional funds from the additional insurance companies.  Even if we are able to recover under the additional layers of our D&O Insurance, we will still be responsible for the $1.1 million gap between the recovery from the first insurer and the attachment point of the next $5.0 million layer.

With regard to our business operations, in 2012 we focused on having the correct management team in place and refining our goals for our products going forward.  Since September, 2010, we have hired new leadership in the following roles:  Chief Executive Officer; Chief Financial Officer; Chief Technical Officer; Vice President Sales & Marketing – North America; Vice President Sales & Marketing – EMEA; Vice President Sales & Marketing – APAC; and Vice President of Global Support.

With this team in place, we reviewed our personnel, our products and our expenses.  Among other decisions, we undertook a global reduction in force in July, 2012, that eliminated thirty five positions from our then existing headcount to better align our expense structure with our anticipated revenues.

Our revenues are now primarily generated by our FalconStor-branded gateway appliances and complete turn-key appliances with integrated disks, and licenses of our stand-alone software products. The appliances integrate our software with standard hardware configurations. The integrated products were created in response to feedback we received from our resellers and the end users suggested that we could increase sales if we offered turn-key appliances.  This has proven to be correct.  We are pleased that we have been able to absorb a cumulative decrease in total revenues from OEMs over the past three years of approximately $22.0 million (representing successive over 25% annual declines).

Overall, product revenues decreased 16% from $49.5 million for the year ended December 31, 2011 to $41.4 million for the year ended December 31, 2012.  We attribute the decline in product revenues to four main factors.  First, we did not launch any new products in 2012. Second, we had continued turnover in our sales force, particularly in North America, as our new sales leaders put their teams in place.  Third, macroeconomic conditions around the world contributed to the overall softness in IT spend. Last, sales from our legacy OEMs continued to decline.

Our product revenues from FalconStor-branded solutions decreased 15% over 2011.  Product revenues from OEMs declined 25% from 2011. We do not expect to exit the OEM business entirely. OEMs can be valuable partners for us in a number of ways. Among these are: allowing penetration of markets, both geographical and industry-sector, where we do not have sufficient resources or history; providing feedback on product development and quality; and providing distribution channels for products that we may be de-emphasizing in our FalconStor-branded product line. We expect that an OEM relationship in China will continue to be a source of revenue to the Company.

Support and services revenue increased 2% from $33.4 million for the year ended December 31, 2011 to $34.1 million for the same period in 2012. The increase in support and services was primarily attributable to an increase in maintenance and technical support services.

Net loss for the year ended December 31, 2012 was $15.0 million, compared with a net loss of $23.4 million for the year ended December 31, 2011. As discussed more fully below, included in our net loss for the year ended December 31, 2012 was an income tax provision of $0.8 million compared with an income tax provision of $1.2 million for the year ended December 31, 2011.  We had stock-based compensation expense – which relates to stock options and restricted stock we grant to employees, officers and directors as part of our incentive compensation plan, and to some consultants as payment for services – of $4.6 million in 2012 and $ 5.5 million in 2011, which is reflected in the net results for each year.

 Typically, we look to operating income as another measure of our progress. This number enables us to measure and to compare our results of operations from one year to the next. Operating loss for 2012 was $13.7 million, compared with an operating loss of $22.2 million in 2011. These numbers again include stock-based compensation expense. Included in the operating loss is a $0.3 million reduction of investigation, litigation and settlement related costs in 2012 compared to costs of $10.3 million in 2011 related to investigation, litigation and settlement related costs.

We continued to work to decrease our operating expenses in 2012. Besides watching our expenditures, we undertook a review of our workforce and made strategic reductions in our headcount that eliminated thirty five positions from our then existing headcount to better align our expense structure with our anticipated revenues. Overall our operating expenses decreased 18% or $15.1 million to $68.4 million in 2012 from $83.6 million in 2011. Included in our operating results for both 2012 and 2011 was a reduction of $0.3 million and costs of $10.3 million, respectively, related to investigation, litigation and settlement related costs.

Our gross margins were 73% for 2012 as compared with 74% in 2011.

Operating margin is a measure of operating efficiency. We incur research and development expenses before the product is offered for licensing. These expenses consist primarily of personnel costs for engineering and testing, but also include other items such as the depreciation and amortization of hardware and software used in development. We also have expenses for software support, sales and marketing, and general and administrative functions. Our operating margin increased to (18%) in 2012 from (27%) in 2011. The impact of investigation, litigation and settlement related costs on operating margin in 2012 was 0% compared with (12%) in 2011.

The key factors we look to for our future business prospects are:

•	our ability to establish and to expand relationships with resellers, and sales and re-orders by those resellers;

•	growth in deferred revenue;

•	the development and sales of our new products;

•	re-orders from existing customers; and

•	the growth of the overall market for data protection and storage solutions.

We anticipate that in 2013 product revenue by resellers and, to a lesser extent, direct licenses to end users, should grow. We expect to see the results of our investments in new leadership and in our sales force and our marketing teams. We also have instituted, and we will be instituting further, support, training and incentive programs intended to increase sales by resellers.

Many enterprises look to value added resellers or solution providers to assist them in making their information technology purchases. These resellers typically review an enterprise’s needs and suggest a hardware, software, or combined hardware and software solution to fulfill the enterprise’s requirements.

We continue to enhance our reseller program. Our “Business Partner” program for our resellers was rolled out in EMEA in 2012.  We had previously instituted it in the Americas and APAC in 2011. This program provides enhanced sales collateral, training, and, in some cases, financial incentives, for our resellers.

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

In 2012, we signed agreements with new resellers worldwide. The type of resellers with whom we are signing agreements has continued to evolve. While we still sign agreements with strong local and regional resellers, we have also entered into reseller agreements with national and multi-national resellers who have their own distribution networks. The enhanced distribution and marketing networks offered by these larger resellers should help us to continue to grow our sales.

We also terminated relationships with resellers who we believed were not selling our products at the levels we expected in 2012. We will continue to enter into relationships with resellers and to discontinue relationships with resellers with whom we are not satisfied.

 Our deferred revenues consist primarily of amounts attributable to future support and maintenance of our products. The level of deferred revenue is an important indicator of our success. Maintenance and support for our products is sold for fixed periods of time. Maintenance and support agreements are typically for one year, although some agreements are for terms in excess of one year. If we do not deliver the support needed by end users of our products or by our OEM partners and resellers, then they will not renew their maintenance and support agreements. If end users stop using our products, they also will not renew their maintenance and support agreements. Our deferred revenue decreased 11% from 2011 to $24.1 million in 2012. The main reason for the decline was a result of the phasing out of our products by our legacy OEMs over the past few years. In addition, since our product sales declined as a result of the global economic conditions, we sold fewer new maintenance and support contracts.

We expect to continue to be affected by seasonality of the information technology business on a quarterly basis. Historically, information technology spending has been higher in the fourth and second quarters of each calendar year, and somewhat slower in the other quarters, particularly the first quarter. We did not experience this typical seasonality in 2012.  We believe that this was an aberration based on global economic conditions and the internal revamping our sales force. We anticipate that our quarterly results for 2013 will show the effects of historical seasonality.

Share-based compensation expense continued to have a negative impact on our earnings in 2012. On an on-going basis we weigh the impact of the expense on our consolidated financial statements against the impact of discontinuing the grant of equity-based compensation to our worldwide workforce. It continues to be our view that the opportunity to participate in the growth of our Company is an important motivating factor for our current employees and a valuable recruiting tool for new employees. We will thus continue to apply the criteria and the methodology we have used in the past to determine grants of stock options or other equity-based compensation to our employees. For the management of our business and the review of our progress, we will continue to look to our results excluding share-based compensation expense. We will use these non-GAAP financial measures in making operating decisions because they measure the results of our day-to-day operations and because they provide a more consistent basis for evaluating and comparing our results across different periods.

The primary risks to our success come from product development.  For more information on the risks we face, please see Part I, Item 1A, Risk Factors, of this filing.

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

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2012 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2011

Total revenues for the year ended December 31, 2012 decreased 9% to $75.4 million, compared with $82.9 million for the year ended December 31, 2011. During 2012, we completed a restructuring which was composed of a workforce reduction of approximately 35 positions worldwide from various departments. The restructuring charges related to the 2012 reduction totaled approximately $0.8 million. During 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 positions worldwide from various departments and the closing of a satellite facility. The restructuring charges related to the 2011 reduction totaled approximately $0.8 million. The restructuring charges for both 2012 and 2011 have been segregated from each of the respective expense line items and are included within “restructuring costs” in our consolidated statement of operations. Our cost of revenues decreased 4% to $20.7 million for the year ended December 31, 2012, compared with $21.5 million for the year ended December 31, 2011. Included in our cost of revenues for the years ended December 31, 2012 and 2011 were $0.2 million and $0.5 million, respectively, of share-based compensation expense. Our operating expenses decreased 18% from $83.6 million for the year ended December 31, 2011 to $68.4 million for the year ended December 31, 2012.  Included in the operating results for the year ended December 31, 2012, was a net reduction of $0.3 million of investigation, litigation and settlement costs and $0.8 million of restructuring costs. Included in the operating results for the year ended December 31, 2011 was $10.3 million of investigation, litigation, and settlement related costs and $0.8 million of restructuring costs. The $10.3 million was comprised of $2.8 million of legal fees and an accrual of $7.5 million for certain costs associated with the then outstanding resolution of the investigations. In addition, included in our operating expenses for the years ended December 31, 2012 and 2011 were $4.4 million and $5.1 million, respectively, of share-based compensation expense. Net loss for the year ended December 31, 2012 was $15.0 million, compared with a net loss of $23.4 million for the year ended December 31, 2011. Included in our net loss for the year ended December 31, 2012 was an income tax provision of $0.8 million compared with an income tax provision of $1.2 million for the year ended December 31, 2011. The income tax provision of $0.8 million and $1.2 million were primarily attributable to the impact of our effective tax rate on our pre-tax losses for the years ended December 31, 2012 and 2011, respectively.  No tax benefits were recognized during either period for our domestic losses due to the full valuation allowance over our domestic deferred tax assets.

The overall 9% decrease in total revenues was primarily due to a 16% decrease in product revenue for the year ended December 31, 2012, compared with the same period in 2011. This was partially offset by a 2% increase in support and services revenue for the year ended December 31, 2012, compared with the same period in 2011. Product revenues from OEM partners decreased 25%, while product revenues from non-OEM partners decreased 15% for the year ended December 31, 2012, compared with the same period in 2011. As we have previously reported over the past several years, product revenues from our legacy OEM partners continued to decline due to consolidation within the industry and end-of-life programs implemented by these legacy OEM partners. We do not anticipate that any of our legacy OEM partners will contribute over 10% of our annual revenues for the foreseeable future. During 2012, we continued our focus and emphasis on the FalconStor-branded business. As a result of overall macroeconomic conditions, we experienced significant competitive pricing practices from our competitors, customers delaying or postponing IT spending and the overall uncertainty in the marketplace. These factors have all contributed to the overall decrease in our non-OEM product revenues. In addition, the recently concluded government investigation also contributed to the challenges and disruptions we faced in our business.

Overall, our total operating expenses have decreased, primarily due to a decline in (i) our overall salary and personnel costs as part of our continued cost savings initiatives and our focus on improved operational efficiencies , and (ii) a $10.6 million decrease in costs associated with the government investigations, litigation, and settlement related costs incurred during the year ended December 31, 2012, compared with the same period in 2011. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook.

Revenues

	Year ended December 31,
	2012	2011
Revenues:
Product revenue	$41,358,621	$49,470,139
Support and services revenue	34,052,348	33,400,463

Total Revenues	$75,410,969	$82,870,602

Year-over-year percentage growth
Product revenue	-16%	-5%
Support and services revenue	2%	8%

Total percentage growth	-9%	0%

Product revenue

Product revenue is comprised of sales of licenses for our software integrated on industry standard hardware creating an integrated solution, and for our stand-alone software applications. The products are sold through our OEMs, and through (i) value-added resellers, (ii) distributors, and/or (iii) directly to end-users (collectively “non-OEMs”). These revenues are recognized when all the applicable criteria under Generally Accepted Accounting Principles in the United States are met.

Product revenue decreased 16% from $49.5 million for the year ended December 31, 2011 to $41.4 million for the year ended December 31, 2012. These amounts are net of a benefit of $0.7 million recognized during the years ended December 31, 2012 and 2011, respectively, resulting from the impact of our collection efforts of previously reserved accounts receivable. Product revenues from OEM partners decreased 25%, while product revenues from non-OEM partners decreased 15% for the year ended December 31, 2012, compared with the same period in 2011. As we have previously reported over the past several years, product revenues from our legacy OEM partners continued to decline due to consolidation within the industry and end-of-life programs implemented by these legacy OEM partners. We do not anticipate that any of our legacy OEM partners will contribute over 10% of our annual revenues for the foreseeable future. During 2012, we continued our focus and emphasis on the FalconStor-branded business. As a result of overall macroeconomic conditions, we experienced significant competitive pricing practices from our competitors, customers delaying or postponing IT spending and the overall uncertainty in the marketplace. These factors have all contributed to the overall decrease in our non-OEM product revenues. In addition, we believe the recently concluded government investigation also contributed to the challenges and disruptions we faced in our business. Product revenue from our non-OEM partners represented 88% and 87% of our total product revenue for the years ended December 31, 2012 and 2011, respectively. Product revenue from our OEM partners represented 12% and 13% of our total product revenue for the years ended December 31, 2012 and 2011, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

Support and services revenue is comprised of (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Support and services revenue increased 2% from $33.4 million for the year ended December 31, 2011 to $34.1 million for the same period in 2012. The increase in support and services was primarily attributable to an increase in   maintenance and technical support services.

Maintenance and technical support services increased from $30.3 million for the year ended December 31, 2011 to $31.0 million for the same period in 2012. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the year ended December 31, 2012, the growth in maintenance revenue in the non-OEM channel business was primarily offset by (i) a decline in maintenance revenue from certain legacy OEM customers due to consolidation in the industry, (ii) the decrease from non-OEM product revenues during the current year, which are generally sold with maintenance, and (iii) deeper discounts provided on product in the current economic and competitive environment.

Professional services revenues remained consistent at $3.1 million for the years ended December 31, 2012 and December 31, 2011. The professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, and (iii) the number of professional services contracts that are performed during the period. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenues

	Year ended December 31,
	2012	2011
Cost of revenues:
Product	$8,215,152	$8,386,864
Support and service	12,446,921	13,130,045
Total cost of revenues	$20,662,073	$21,516,909

Total Gross Profit	$54,748,896	$61,353,693

Gross Margin:
Product	80%	83%
Support and service	63%	61%
Total gross margin	73%	74%

Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of purchased and capitalized software, shipping and logistics costs, and share-based compensation expense. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, and share-based compensation expense. Cost of product revenue for the year ended December 31, 2012 decreased $0.2 million, or 2%, to $8.2 million, compared with $8.4 million for the same period in 2011. The overall decrease in cost of product revenue was attributable to a decrease in hardware costs as a result of fewer appliance units being sold, compared with the same period in 2011. Our cost of support and service revenues for the year ended December 31, 2012 decreased $0.7 million, or 5%, to $12.4 million, compared with $13.1 million for the same period in 2011. The decrease in cost of support and service revenue was primarily related to a decrease in compensation costs due to the overall change in the mix of our headcount within support and services as compared to the same period in 2011 and a decrease in share-based compensation expenses which decreased to $0.2 million for the year ended December 31, 2012, compared with $0.5 million for the year ended December 31, 2011.

Total gross profit decreased $6.6 million, or 11%, from $61.4 million for the year ended December 31, 2011, to $54.7 million for the year ended December 31, 2012. Total gross margin decreased slightly to 73% for the year ended December 31, 2012, compared with 74% for the year ended December 31, 2011. The decrease in our total gross profit for the year ended December 31, 2012, compared with the same period in 2011, was primarily due to a 9% decrease in our total revenues. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of total revenue for each of the years ended December 31, 2012 and 2011. Share-based compensation expense included in the cost of support and service revenue decreased to $0.2 million from $0.5 million for the years ended December 31, 2012 and December 31, 2011, respectively. Share-based compensation expense related to cost of support and service revenue was less than 1% for the year ended December 31, 2012 and 1% for the year ended December 31, 2011.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development personnel, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $2.6 million, or 12%, to $18.6 million for the year ended December 31, 2012, from $21.2 million in the same period in 2011. The decrease in research and development costs was primarily the result of a decline in salary and personnel costs as the result of lower research and development headcount. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $0.7 million from $1.3 million for the years ended December 31, 2012 and December 31, 2011, respectively. Share-based compensation expense included in research and development costs was equal to 1% and 2% of total revenue for the years ended December 31, 2012 and 2011, respectively.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $3.6 million, or 9%, to $36.0 million for the year ended December 31, 2012, from $39.6 million for the year ended December 31, 2011. The decrease in selling and marketing expenses was primarily attributable to (i) a decrease in commissions due to the 16% decline in product revenue compared with the same period in 2011, (ii) a decrease in salary and personnel costs, including share-based compensation expenses, as a result of lower sales and marketing headcount, and (iii) a decrease in costs associated with the recruitment and hiring of additional sales personnel in 2011. Share-based compensation expense included in selling and marketing was $1.7 million for the year ended December 31, 2012 and $2.0 million for the year ended December 31, 2011. Share-based compensation expense included in selling and marketing expenses was equal to 2% of total revenue for the years ended December 31, 2012 and 2011, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses increased $1.6 million, or 14%, to $13.3 million for the year ended December 31, 2012, from $11.7 million for the same period in 2011. The overall increase within general and administrative expenses related to increases in (i) personnel related costs including share-based compensation expense, (ii) bad debt expense, (iii) professional fees, and (iv) various administrative costs. Share-based compensation expense included in general and administrative expenses was $2.0 million for the year ended December 31, 2012, compared with $1.7 million for the year ended December 31, 2011. Share-based compensation expense included in general and administrative expenses was equal to 3% of total revenue for the year ended December 31, 2012 and to 2% of total revenue for the year ended December 31, 2011.

Investigation, Litigation and Settlement Related Costs

During 2012, we recorded a $0.3 million reduction of investigation, litigation and settlement related costs.  The reduction was comprised of (i) a $1.7 million reduction in the accrual for certain costs associated with the resolution of the government investigations and (ii) a recovery of $0.3 million of legal expenses previously incurred related to the class action and derivative lawsuits, partially offset by (i) $1.5 million of legal expenses related to the class action and derivative lawsuits as well as for the potential settlement of the class action lawsuit that are not or may not be recoverable through insurance and (ii) $0.2 million of legal fees incurred related to  the resolution of the government investigations.  Investigation costs for the year ended December 31, 2011, totaled $10.3 million, which consisted of $2.8 million of legal and professional fees and an accrual of $7.5 million for certain costs associated with the possible resolution of the government investigations. See Part I, Item 3 – Legal Proceedings of this annual report on Form 10-K, for a more detailed description of the investigations.

We expect our operating expenses will continue to be adversely impacted during 2013 due to professional and service provider fees, and other costs, resulting from the ongoing stockholder lawsuits.

Restructuring costs

During 2012, we completed a restructuring which was composed of a workforce reduction of approximately 35 positions worldwide from various departments. These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy, to drive operational efficiencies and to support the anticipated revenue levels we expect to achieve on a go forward basis. The total amount incurred with respect to severance under the 2012 Plan was $0.8 million. Actions under the 2012 Plan were substantially completed by the end of the third quarter of 2012. During 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 positions worldwide from various departments and the closing of a satellite facility. The total amounts incurred with respect to severance and facilities abandonment under the 2011 Plan were $0.8 million and less than $0.1 million, respectively. Actions under the 2011 Plan were substantially completed by the end of the third quarter of 2011. For further information, refer to Note (13) Restructuring Costs, to our consolidated financial statements.

Interest and Other Income (Loss)

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of December 31, 2012, our cash, cash equivalents, and marketable securities totaled $29.9 million, compared with $37.8 million as of December 31, 2011. Interest and other income (loss) decreased $0.6 million to a loss of ($0.5) million for the year ended December 31, 2012, compared with $0.1 million of income for the same period in 2011. The decrease in interest and other income was primarily due to foreign currency losses of ($0.6) million and interest income of $0.1 million during the year ended December 31, 2012, compared with $0.1 million of interest income partially offset by $0.1 million of foreign currency losses.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For the year ended December 31, 2012, we recorded an income tax provision of $0.8 million on our pre-tax loss of $14.2 million, consisting primarily of state and local and foreign taxes. For the year ended December 31, 2011, we recorded an income tax provision of $1.2 million on our pre-tax loss of $22.2 million, consisting of primarily state and local and foreign taxes. During 2010, we concluded that our domestic deferred tax assets were no longer realizable on a more-likely-than-not basis and, therefore, we recorded a full valuation allowance against our domestic deferred tax assets. During the years ended December 31, 2012 and 2011, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our net domestic deferred tax assets for the full years of 2012 and 2011.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2011 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2010

Total revenues for the year ended December 31, 2011 increased less than 1% to $82.9 million, compared with $82.8 million for the year ended December 31, 2010. During 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 positions worldwide from various departments and the closing of a satellite facility. The restructuring charges totaled approximately $0.8 million and have been segregated from each of the respective expense line items and are included within “restructuring costs” in our consolidated statement of operations. Our cost of revenues remained relatively consistent at $21.5 million for the years ended December 31, 2011 as compared with $21.4 million for the year ended December 31, 2010. Included in our cost of revenues for the years ended December 31, 2011 and 2010 was $0.5 million and $1.1 million, respectively, of share-based compensation expense. Our operating expenses increased 6% from $79.0 million for the year ended December 31, 2010 to $83.6 million for the year ended December 31, 2011. Included in the operating results for the year ended December 31, 2011 were (i) $0.8 million of restructuring costs, and (ii) $10.3 million of costs associated with the then outstanding government investigations that commenced during the second half of 2010. The $10.3 million was comprised of $2.8 million of legal fees, and an accrual of $7.5 million for certain costs associated with the then outstanding government investigations. Included in the operating results for the year ended December 31, 2010 was $1.6 million of costs associated with the then outstanding government investigations. The $1.6 million was comprised completely of legal fees. In addition, included in our operating expenses for the years ended December 31, 2011 and 2010 were $5.1 million and $7.5 million, respectively, of share-based compensation expense. Net loss for the year ended December 31, 2011 was $23.4 million, compared with a net loss of $35.4 million for the year ended December 31, 2010. Included in our net loss for the year ended December 31, 2011 was an income tax provision of $1.2 million, compared with an income tax provision of $17.6 million for the year ended December 31, 2010. The income tax provision of $1.2 million was primarily attributable to the impact of our effective tax rate on our pre-tax losses for the year ended December 31, 2011. The income tax provision of $17.6 million recorded during the year ended December 31, 2010, was the result of a full valuation allowance recorded on substantially all of our existing domestic deferred tax assets as a result of our inability to utilize our domestic deferred tax assets on a more-likely-than-not basis in future periods.

Overall, the increase in total revenues was primarily due to an increase in support and service revenues for the year ended December 31, 2011, compared with the same period in 2010. In total, our product revenues decreased 5%. Product revenues from our non-OEM partners increased 6%, while product revenues from our OEM partners decreased 42% for the year ended December 31, 2011, compared with the same period in 2010. The overall increase in our non-OEM product revenues was primarily attributable to the continued focus and emphasis on our FalconStor-branded business. However, throughout 2011, the Company experienced several disruptions which adversely impacted our non-OEM product revenue growth. First, during the first half of 2011, our North American sales organization was in a period of transition. We recruited substantially an entire new sales team which led to lower than anticipated product revenues from North America during this period due to the time required to develop and train a new sales force. Second, during mid-2011, our European operations were impacted as a result of the ongoing uncertainties and disruptions in the overall European economy, and changes in senior management of the European operations. Finally, the then outstanding government investigations and uncertainties surrounding the potential outcome of these investigations all adversely impacted our overall non-OEM product revenue growth. In addition, as anticipated, our OEM product revenues continued to decline, as a result of merger and acquisition activity involving some of our historically major OEM partners that began in 2009 and which we have previously reported.

Overall, our total operating expenses increased $4.6 million, or 6% to $83.6 million for the year ended December 31, 2011, as compared with $79.0 million for the same period in 2010. This increase was primarily due to additional costs of (i) $8.6 million associated with the then outstanding government investigations, and (ii) $0.8 million of restructuring costs incurred during the year ended December 31, 2011 as compared with the same period in 2010.

Revenues

	Year ended December 31,
	2011	2010
Revenues:
Product revenue	$49,470,139	$51,905,096
Support and services revenue	33,400,463	30,938,650

Total Revenues	$82,870,602	$82,843,746

Year-over-year percentage growth
Product revenue	-5%	-15%
Support and services revenue	8%	10%

Total percentage growth	0%	-7%

Product revenue

Product revenue decreased 5% from $51.9 million for the year ended December 31, 2010 to $49.5 million for the year ended December 31, 2011. These amounts are net of a benefit of $0.7 million recognized during the year ended December 31, 2011, compared with an expense of $0.7 million in the same period in 2010, resulting from the impact of our collections of previously reserved accounts receivable. Product revenue represented 60% and 63% of our total revenues for the years ended December 31, 2011 and 2010, respectively. Product revenues from our non-OEM partners increased 6%, while product revenues from our OEM partners decreased 42% for the year ended December 31, 2011, compared with the same period in 2010. The overall increase in our non-OEM product revenues was primarily attributable to the continued focus and emphasis on our FalconStor-branded business. However, throughout 2011, the Company experienced several disruptions which adversely impacted our non-OEM product revenue growth. First, during the first half of 2011, our North American sales organization was in a period of transition. We recruited substantially an entire new sales team which led to lower than anticipated product revenues from North America during this period due to the time required to develop and train a new sales force. Second, during mid-2011, our European operations were impacted as a result of the ongoing uncertainties and disruptions in the overall European economy. Finally, the then outstanding government investigations and the uncertainties surrounding the potential outcome of these investigations all adversely impacted our overall non-OEM product revenue growth. Additionally, as anticipated, our OEM product revenues continued to decline, as a result of merger and acquisition activity involving some of our historically major OEM partners that began in 2009 and which we have previously reported. Product revenue from our non-OEM partners represented 87% and 78% of our total product revenue for the years ended December 31, 2011 and 2010, respectively. Product revenue from our OEM partners represented 13% and 22% of our total product revenue for the years ended December 31, 2011and 2010, respectively.

Support and services revenue

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

Cost of Revenues

	Year Ended December 31,
	2011	2010
Cost of revenues:
Product	$8,386,864	$9,291,236
Support and service	13,130,045	12,147,715
Total cost of revenues	$21,516,909	$21,438,951

Total Gross Profit	$61,353,693	$61,404,795

Gross Margin:
Product	83%	82%
Support and service	61%	61%
Total gross margin	74%	74%

Cost of revenues, gross profit and gross margin

Cost of product revenue for the year ended December 31, 2011 decreased $0.9 million, or 10%, to $8.4 million, compared with $9.3 million for the same period in 2010. The decrease in cost of product revenue was primarily attributable to (i) decreased hardware and shipping costs as the result of the 5% decline in product revenues, and (ii) decreased amortization of purchased software costs during the year ended December 31, 2011 compared with the same period in 2010. Our cost of support and service revenues for the year ended December 31, 2011 increased $1.0 million, or 8%, to $13.1 million compared with $12.1 million for the same period in 2010. The increase in cost of support and service revenue is primarily related to costs associated with the hiring of management for both our support and services divisions, as well as an overall change in the mix of our headcount within support and services as compared with the same period in 2011.

Total gross profit remained consistent at approximately $61.4 million for each of the years ended December 31, 2011 and 2010. Total gross margin also remained consistent at 74% for each of the years ended December 31, 2011 and 2010. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and service mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of revenue for each of the years ended December 31, 2011 and December 31, 2010. Share-based compensation expense included in the cost of support and service revenue decreased to $0.5 million from $1.1 million for the years ended December 31, 2011 and December 31, 2010, respectively. Share-based compensation expense related to cost of support and service revenue was equal to 1% for both the years ended December 31, 2011 and 2010, respectively.

Operating Expenses

Research and Development Costs

Research and development costs decreased $5.7 million, or 21%, to $21.2 million for the year ended December 31, 2011 from $26.9 million in the same period in 2010. The decrease in research and development costs was primarily the result of (i) a decline in salary and personnel costs, including share-based compensation expenses, as a result of lower research and development headcount, and (ii) an increase of approximately $0.9 million related to the capitalization of costs associated with software development. Share-based compensation expense included in research and development costs decreased to $1.3 million from $3.0 million for the years ended December 31, 2011 and December 31, 2010, respectively. Share-based compensation expense included in research and development costs was equal to 2% and 4% of total revenue for the years ended December 31, 2011 and 2010, respectively.

Selling and Marketing

Selling and marketing expenses decreased $1.2 million, or 3%, to $39.6 million for the year ended December 31, 2011, from $40.8 million for the same period in 2010. The decrease in selling and marketing expenses was primarily due to lower headcounts, specifically within North America, during the first half of 2011, as the result of a transition within the North American sales force.  These decreases were offset in part by the costs associated with the recruitment and hiring of (i) additional sales management in all of our regions, and (ii) costs related to the increased sales and sales support personnel within North America. Share-based compensation expense included in selling and marketing decreased to $2.0 million from $3.4 million for the years ended December 31, 2011 and 2010, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 2% and 4% of total revenue for the years ended December 31, 2011and 2010, respectively.

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

Investigation costs

Investigation costs for the year ended December 31, 2011, totaled $10.3 million, which consisted of $2.8 million of legal and professional fees, and an accrual of $7.5 million for certain costs associated with the then outstanding resolution of the government investigations. Investigation costs for the year ended December 31, 2010, totaled $1.6 million, which related to legal and professional fees. See Part I, Item 3 – Legal Proceedings of this annual report on Form 10-K, for a more detailed description of the investigations.

Restructuring costs

During 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 global positions from various departments and the closing of a satellite facility (the “2011 Plan”). These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and drive operational efficiencies. The total amounts incurred with respect to severance and facilities abandonment under the 2011 Plan were $0.8 million and less than $0.1 million, respectively. Actions under the 2011 Plan were substantially completed by the end of the third quarter of 2011. For further information, refer to Note (13) Restructuring Costs, to our consolidated financial statements.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow information is as follows:

	Years Ended December 31,
	2012	2011	2010
Cash provided by (used in):
Operating activities	$(5,268,470)	$3,138,766	$(1,728,504)
Investing activities	7,235,301	(5,400,465)	3,634,373
Financing activities	738,184	920,106	409,889
Effect of exchange rate changes	(311,241)	(243,268)	(225,731)

Net increase (decrease) in cash and cash equivalents	$2,393,774	$(1,584,861)	$2,090,027

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balance as of December 31, 2012 totaled $29.9 million, compared with $37.8 million as of December 31, 2011. Cash and cash equivalents totaled $18.7 million, restricted cash totaled $0.8 million, and marketable securities totaled $10.5 million at December 31, 2012. As of December 31, 2011, we had $16.3 million in cash and cash equivalents and $21.5 million in marketable securities.

As of December 31, 2012, the Company had $0.8 million of restricted cash. The restricted cash serves as collateral related to deposit service indebtedness with the Company’s commercial bank.

Over the past two years, we have been in an ongoing period of transition, which included various senior management changes, new sales leadership in all of our regions, changes within our North American sales force structure, and restructurings. Most recently, during the third quarter 2012, we completed a restructuring which was composed of a workforce reduction of approximately 35 positions worldwide from various departments. These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy, drive operational efficiencies and support the anticipated revenue level we expect to achieve on a go forward basis (see Note (13) Restructuring Costs to our consolidated financial statements for further information.) We continually evaluate the appropriate headcount levels to properly align all of our resources with our current and long-term outlook. We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may use our cash for these purposes. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such license purchases or acquisitions.

As discussed further in Part I, Item 3 – Legal Proceedings of this annual report on Form 10-K, in June 2012, we settled charges arising from investigations conducted by the United States Attorney’s Office and the Securities and Exchange Commission for a total of $5.8 million. During 2012, the Company paid $4.1 million of the $5.8 million investigation settlement, with the balance of $1.7 million due in December 2013.

In addition, as discussed further in in Part I, Item 3 – Legal Proceedings of this annual report on Form 10-K, we are among the defendants named in class action and derivative lawsuits. In accordance with our by-laws and Delaware law, we have been paying for the costs of defense of these actions for the other named defendants. If liability is ultimately assessed some of the other named defendants may be entitled to claim indemnification from us. We have incurred, and continue to incur significant expenses, primarily for legal counsel, due to the class action and derivative lawsuits. In January, 2013, the parties to the Class Action reached an agreement in principle to settle the Class Action.  Pursuant to a Memorandum of Understanding signed by counsel for the class plaintiffs and by counsel for all defendants, the Company will pay $5.0 million to settle the Class Action. This amount includes damages, plaintiffs’ attorneys’ fees, and costs of administration of the settlement. The Company expects to pay this settlement with a combination of cash on hand and insurance proceeds. In accordance with the Memorandum of Understanding, a stipulation of settlement and a joint motion for preliminary approval of the settlement will be submitted to the court for its approval. Final settlement of the Class Action is subject to certain conditions and to approval by the court. We cannot predict if or when the court might approve the settlement. Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or our by-laws. In addition, we may be entitled to seek the recovery of certain costs and payments from certain former Company employees. On March 5, 2013, the Derivative Action was dismissed as to all defendants except for Jason Lin.

At various times from October 2001 through February 2009 our Board of Directors has authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. We did not repurchase any of our outstanding common stock during the years ended December 31, 2012, 2011 and 2010. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. As of December 31, 2012, we had the authority to repurchase 5,994,765 shares of our common stock based upon our judgment and market conditions. See Note (7) Stockholders’ Equity to our consolidated financial statements for further information.

Net cash (used in) provided by operating activities totaled ($5.3) million, $3.1 million and ($1.7) million for the years ended December 31, 2012, 2011 and 2010, respectively. The changes in net cash (used in) provided by operating activities for each of the years ended December 31, 2012, 2011 and 2010 is the result of recording a net loss of $15.0 million, $23.4 million and $35.4 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to depreciation, amortization, stock-based compensation, provision for returns and doubtful accounts and deferred income taxes; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, prepaid expenses, inventory, accounts payable, accrued expenses and deferred revenues.

Net cash provided by (used in) investing activities totaled $7.2 million, ($5.4) million and $3.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. Included in investing activities for each year are the sales and purchases of our marketable securities, which include the sales, maturities and reinvestment of our marketable securities. The net cash provided by (used in) investing activities from the net sales of securities was $11.1 million, ($2.0) million and $6.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts will fluctuate from year to year depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $2.5 million, $2.2 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The cash used in the capitalization of software development costs was $0.5 million, $1.0 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The cash used in changes of restricted cash was $0.8 million for the year ended December 31, 2012. We continually evaluate potential software license purchases and acquisitions, and we may continue to make such investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

Net cash provided by financing activities totaled $0.7 million, $0.9 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, resulting from proceeds received from the exercise of stock options.

During the year ended December 31, 2012, the remaining $0.7 million (at par value) of our auction rate securities were called by the issuer at par value. As of December 2011, $0.7 million, (at par value) of our auction rate securities and were classified as long-term investments in our consolidated balance sheet at December 31, 2011.

We currently do not have any debt and our only significant commitments are related to our employment agreement with James P. McNiel, our President and Chief Executive Officer, the $1.7 million remaining payment to the United States Attorney’s Office, which is due in December 2013 and our office leases.  In addition, on January 20, 2013, we announced we had reached a proposed settlement of the Class Action lawsuit between the Company and class plaintiffs for $5.0 million which is pending approval by the court. On March 13, 2013, the parties to the Class Action submitted a Stipulation and Agreement of Settlement asking the court to approve a settlement of the Class Action agreed to by the parties. We cannot predict if or when the court might approve the settlement.

We have an operating lease covering our corporate office facility that we recently extended to February 2017. We also have several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2013 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2012:

Year ending December 31,

2013	$2,708,548
2014	2,329,788
2015	1,728,939
2016	1,639,594
2017	298,416
Thereafter	-
$8,705,285

In addition, as of December 31, 2012, our liability for uncertain tax positions totaled $2.5 million.  Due to the uncertainty relating to the timing of future payments, such amounts are not presented in the above schedule.

We believe that our current balance of cash, cash equivalents, restricted cash and marketable securities, and our expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Part I, Item 1A - Risk Factors.

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, goodwill and other intangible assets, software development costs, fair value measurements and litigation.

Revenue Recognition. As discussed further in Note (1) Summary of Significant Accounting Policies, to our consolidated financial statements, we recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition. Product revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract, a customer purchase order, and/or a royalty report summarizing software licenses sold for each software license resold by an OEM, distributor, or reseller to an end user. Product fees are fixed and determinable as our standard payment terms range from 30 to 90 days, depending on regional billing practices, and we have not provided any of our customers with extended payment terms. When a customer purchases our integrated solutions and/or licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance based upon vendor-specific objective evidence (“VSOE”) of the fair value  of the contractual optional maintenance renewal rate. If professional services are included in our multi-element software arrangements, we allocate a portion of the fee to these services based on its VSOE of fair value which is established using rates charged when sold on a stand-alone basis.

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. We recorded total provision expenses of approximately $0.4 million, $0.1 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are included within our consolidated statement of operations in each respective year. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

Income Taxes. As discussed further in Note (6) Income Taxes, to our consolidated financial statements, in accordance with the authoritative guidance issued by the FASB on income taxes, we regularly evaluate our ability to recover deferred tax assets, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In determining the period in which related tax benefits are realized for financial reporting purposes, excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted.

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

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2012, 2011 and 2010 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

As of each of December 31, 2012 and 2011, we had $4.2 million of goodwill. As of each of December 31, 2012 and 2011, we had $0.2 million (net of accumulated amortization), of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of December 31, 2012 and 2011, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

Software Development Costs. As discussed further in Note (1) Summary of Significant Accounting Policies, to our consolidated financial statements, we account for software development costs in accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased or marketed.

As of December 31, 2012 and 2011, we had $1.2 million and $1.0 million, respectively, of software development costs, net of amortization. The authoritative guidance requires that the costs associated with the development of new software products and enhancements to existing software products be expensed as incurred until technological feasibility of the product has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenues from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenues related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenues could impact the recovery of our capitalized software development costs. We amortize software development costs using the straight-line method.

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using an undiscounted cash flow analysis, a non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. Adjustments to the fair value of instruments priced using non-binding market consensus prices and non-binding broker quotes, and classified as Level 3, were not significant as of December 31, 2011. There were no instruments classified as Level 3 as of December 31, 2012.

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

Litigation. As discussed further in Note (12) Litigation, to our consolidated financial statements, in accordance with the authoritative guidance issued by the FASB on contingencies, the Company accrues anticipated costs of settlement, damages and losses for claims to the extent specific losses are probable and estimable. The Company records a receivable for insurance recoveries when such amounts are probable and collectable.  In such cases, there may be an exposure to loss in excess of any amounts accrued.  If, at the time of evaluation, the loss contingency related to a litigation  is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable and, the Company will expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, the Company will accrue the minimum amount of the range.

Impact of Recently Issued Accounting Pronouncements

See Item 8 of Part II, Consolidated Financial Statements – Note (1) Summary of Significant Accounting Policies – New Accounting Pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $29.9 million as of December 31, 2012. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 65% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at December 31, 2012.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the years ended December 31, 2012, 2011 and 2010, approximately 60%, 56% and 45%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro, and the Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won, the New Taiwanese Dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at December 31, 2012, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.2 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have audited the accompanying consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FalconStor Software, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FalconStor Software, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report, dated March 18, 2013, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Melville, New York,
March 18, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have audited FalconStor Software, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FalconStor Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FalconStor Software, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholder's equity, comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion on those consolidated financial statements.

   /s/  KPMG LLP

Melville, New York
March 18, 2013

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

Assets
Current assets:
Cash and cash equivalents	$18,651,468	$16,257,694
Restricted cash	750,000	-
Marketable securities	10,530,942	20,894,328
Accounts receivable, net of allowances of $940,101 and $1,723,679, respectively	14,130,302	19,314,789
Prepaid expenses and other current assets	2,796,665	1,912,831
Inventory	642,819	1,769,007
Deferred tax assets, net	464,031	177,798
Total current assets	47,966,227	60,326,447

Property and equipment, net of accumulated depreciation of
$16,131,570 and $17,797,835, respectively	3,980,679	4,364,180
Long-term marketable securities	-	611,082
Deferred tax assets, net	86,465	217,771
Software development costs, net	1,161,822	1,001,530
Other assets, net	2,185,148	2,183,973
Goodwill	4,150,339	4,150,339
Other intangible assets, net	174,426	191,572
Total assets	$59,705,106	$73,046,894

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,801,372	$2,883,844
Accrued expenses	16,720,582	17,609,766
Deferred revenue, net	17,831,653	19,450,966
Total current liabilities	37,353,607	39,944,576

Other long-term liabilities	2,618,818	2,587,327
Deferred tax liabilities, net	167,875	-
Deferred revenue, net	6,311,865	7,698,053
Total liabilities	46,452,165	50,229,956

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 55,615,972 and 54,931,397 shares issued, respectively and
47,610,737 and 46,926,162 shares outstanding, respectively	55,616	54,931
Additional paid-in capital	162,673,833	157,321,564
Accumulated deficit	(100,910,119)	(85,925,798)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,650,050)	(1,717,420)
Total stockholders' equity	13,252,941	22,816,938
Total liabilities and stockholders' equity	$59,705,106	$73,046,894

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010

Revenues:
Product revenues	$41,358,621	$49,470,139	$51,905,096
Support and services revenues	34,052,348	33,400,463	30,938,650
Total revenues	75,410,969	82,870,602	82,843,746

Cost of revenues:
Product	8,215,152	8,386,864	9,291,236
Support and service	12,446,921	13,130,045	12,147,715
Total cost of revenues	20,662,073	21,516,909	21,438,951

Gross profit	$54,748,896	$61,353,693	$61,404,795

Operating expenses
Research and development costs	18,636,328	21,199,816	26,905,748
Selling and marketing	36,008,655	39,597,590	40,844,909
General and administrative	13,334,475	11,696,512	9,626,464
Investigation, litigation, and settlement related costs	(326,408)	10,257,388	1,616,241
Restructuring costs	770,749	822,320	-
Total operating expenses	68,423,799	83,573,626	78,993,362

Operating loss	(13,674,903)	(22,219,933)	(17,588,567)

Interest and other (loss) income, net	(523,011)	59,982	(213,079)

Loss before income taxes	(14,197,914)	(22,159,951)	(17,801,646)

Provision for income taxes	786,407	1,208,332	17,573,975

Net loss	$(14,984,321)	$(23,368,283)	$(35,375,621)

Basic net loss per share	$(0.32)	$(0.50)	$(0.78)

Diluted net loss per share	$(0.32)	$(0.50)	$(0.78)

Weighted average basic shares outstanding	47,408,995	46,648,928	45,549,314

Weighted average diluted shares outstanding	47,408,995	46,648,928	45,549,314

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31,
	2012	2011	2010

Common stock, beginning of year	$54,931	$54,147	$52,389
Exercise of stock awards	685	784	1,758
Common stock, end of year	55,616	54,931	54,147

Additional paid-in capital, beginning of year	157,321,564	150,884,184	141,726,802
Exercise of stock awards	737,500	919,322	408,131
Net effects of tax shortfalls from stock-based award activity	-	-	63,682
Share-based compensation to non-employees	27,487	24,369	819,185
Share-based compensation to employees	4,587,282	5,493,689	7,866,384
Additional paid-in capital, end of year	162,673,833	157,321,564	150,884,184

Accumulated deficit, beginning of year	(85,925,798)	(62,557,515)	(27,181,894)
Net loss	(14,984,321)	(23,368,283)	(35,375,621)
Accumulated deficit, end of year	(100,910,119)	(85,925,798)	(62,557,515)

Treasury stock, beginning and end of year	(46,916,339)	(46,916,339)	(46,916,339)

Accumulated other comprehensive loss, beginning of year	(1,717,420)	(1,525,614)	(1,528,044)
Other comprehensive income (loss)	67,370	(191,806)	2,430
Accumulated other comprehensive loss, end of year	(1,650,050)	(1,717,420)	(1,525,614)

Total stockholders' equity	$13,252,941	$22,816,938	$39,938,863

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,

	2012	2011	2010

Net loss	$(14,984,321)	$(23,368,283)	$(35,375,621)

Other comprehensive income (loss):
Foreign currency translation	(152,075)	(279,898)	(75,087)
Net unrealized gains on marketable securities	90,000	20,201	137,172
Net minimum pension liability	129,445	67,891	(59,655)
Total other comprehensive income (loss)	67,370	(191,806)	2,430

Total comprehensive loss	$(14,916,951)	$(23,560,089)	$(35,373,191)

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010

Cash flows from operating activities:
Net loss	$(14,984,321)	$(23,368,283)	$(35,375,621)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,314,360	4,107,761	5,644,682
Share-based payment compensation	4,587,282	5,493,689	7,866,384
Non-cash professional services expenses	27,487	24,369	819,185
Realized (gain) loss on marketable securities	(905)	-	90,761
Impairment of cost method investments	10,725	41,780	-
Provision for returns and doubtful accounts	357,301	120,992	1,211,838
Deferred income tax provision	(83,350)	(160,434)	16,075,130
Changes in operating assets and liabilities:
Accounts receivable	4,849,209	3,830,769	438,529
Prepaid expenses and other current assets	(889,278)	(333,732)	826,643
Inventory	1,126,188	(359,348)	(1,080,002)
Other assets	31,837	48,135	204,657
Accounts payable	(101,784)	1,446,111	(96,236)
Accrued expenses and other liabilities	(660,428)	8,670,790	324,726
Deferred revenue	(2,852,793)	3,576,167	1,320,820

Net cash (used in) provided by operating activities	(5,268,470)	3,138,766	(1,728,504)

Cash flows from investing activities:
Sales of marketable securities	32,332,954	22,098,206	34,148,774
Purchases of marketable securities	(21,267,582)	(24,101,138)	(27,586,592)
Transfer to restricted cash	(750,000)	-	-
Purchases of property and equipment	(2,487,128)	(2,220,380)	(2,700,378)
Capitalized software development costs	(461,555)	(1,001,025)	(107,206)
Security deposits	(29,746)	(48,238)	9,081
Purchase of intangible assets	(101,642)	(127,890)	(129,306)

Net cash provided by (used in) investing activities	7,235,301	(5,400,465)	3,634,373

Cash flows from financing activities:
Proceeds from exercise of stock options	738,184	920,106	409,889

Net cash provided by financing activities	738,184	920,106	409,889

Effect of exchange rate changes on cash and cash equivalents	(311,241)	(243,268)	(225,731)

Net increase (decrease) in cash and cash equivalents	2,393,774	(1,584,861)	2,090,027

Cash and cash equivalents, beginning of period	16,257,694	17,842,555	15,752,528

Cash and cash equivalents, end of period	$18,651,468	$16,257,694	$17,842,555

Cash paid for income taxes, net	$688,164	$1,221,294	$721,159

The Company did not pay any interest for the three years ended December 31, 2012.

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2012

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

Certain prior year’s amounts have been reclassified to conform to the current year presentation. Investigation costs recorded in 2010 are now presented separately from “general and administrative” expenses. Certain costs previously recorded within “cost of revenues – support and services” are now presented within “research and development costs” to better align these costs with functions performed.

(d)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, share-based payment compensation, cost-based investments, marketable securities, software development costs, goodwill and other intangible assets and income taxes. Actual results could differ from those estimates.

The financial market volatility, both in the U.S. and in many other countries where the Company operates, has impacted and may continue to impact the Company’s business. Such conditions could have a material impact to the Company’s significant accounting estimates discussed above.

(e)	Cash Equivalents, Restricted Cash and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of both December 31, 2012 and 2011, the Company’s cash equivalents consisted of money market funds.  At December 31, 2012 and 2011, the fair value of the Company’s cash equivalents amounted to approximately $4.3 million and $8.1 million, respectively.

As of December 31, 2012, the Company had $0.8 million of restricted cash. The restricted cash serves as collateral related to deposit service indebtedness with the Company’s commercial bank. As of December 31, 2012, the Company did not have any deposit service indebtedness with the Company’s bank.

As of December 31, 2012 and 2011, the Company’s current portion of marketable securities consisted of corporate bonds and government securities. As of December 31, 2012 and 2011, the fair value of the Company’s current marketable securities was approximately $10.5 million and $20.9 million, respectively. In addition, as of December 31, 2011, the Company had an additional $0.6 million of long-term marketable securities that required a higher level of judgment to determine the fair value. During 2012, these auction rate securities were called by the issuer at par value. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded within interest and other loss, net in the consolidated statement of operations. See Note (3) Marketable Securities for additional information.

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

As of both December 31, 2012 and 2011, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated carrying value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

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

In accordance with the authoritative guidance issued by the FASB on revenue recognition, the Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, the fee is fixed and determinable, the product is delivered, and collection of the resulting receivable is deemed probable. Products delivered to a customer on a trial basis are not recognized as revenue until a permanent key code is delivered to the customer. Reseller customers typically send the Company a purchase order when they have an end user identified. Distributor customers typically send the Company a purchase order when they have a reseller and end user identified. For bundled arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of product revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon vendor-specific objective evidence (“VSOE”) of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as product revenue. The long-term portion of deferred revenue relates to maintenance contracts with terms in excess of one year. The Company provides an allowance for product returns as a reduction of revenue, based upon historical experience and known or expected trends.

Revenues associated with maintenance services are deferred and recognized as revenue ratably over the term of the contract. Revenues associated with professional services are recognized when the services are performed. Costs of providing these services are included in cost of support and services.

The Company has entered into various distribution, licensing and joint promotion agreements with OEMs, whereby the Company has provided to the OEM a non-exclusive software license to install the Company’s software on certain hardware or to resell the Company’s software in exchange for payments based on the products distributed by these OEMs. Such payments from the OEM or distributor are recognized as revenue in the period reported by the OEM .

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

The Company’s annual impairment assessment is performed during the fourth quarter of each year, and the Company has determined there to be no impairment for any of the periods presented. Based on the Company’s analysis, the fair value of its reporting unit substantially exceeds the carrying value of its goodwill balances as of December 31, 2012 and 2011. Identifiable intangible assets include (i) assets acquired through business combinations, which include customer contracts and intellectual property, and (ii) patents amortized over three years using the straight-line method.

For the years ended December 31, 2012, 2011 and 2010, amortization expense was $118,789, $323,540 and $565,501, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2012 and 2011 are as follows:

	December 31,	December 31,
	2012	2011

Goodwill	$4,150,339	$4,150,339

Other intangible assets:
Gross carrying amount	$3,128,588	$3,026,945
Accumulated amortization	(2,954,162)	(2,835,373)
Net carrying amount	$174,426	$191,572

As of December 31, 2012, amortization expense for existing identifiable intangible assets is expected to be $99,131, $57,215 and $18,080 for the years ended December 31, 2013, 2014 and 2015, respectively.  Such assets will be fully amortized at December 31, 2015.

(j)	Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products. During 2012 and 2011, the Company capitalized approximately $461,555 and $1,001,025, respectively, of costs associated with software development projects. During the years ended December 31, 2012, 2011 and 2010, the Company recorded $301,263, $140,326 and $26,901, respectively, of amortization expense related to capitalized software costs.

As of December 31, 2012, amortization expense for software development costs is expected to be $328,251, $292,516, $292,516, $214,826 and $33,713 for the years ended December 31, 2013, 2014, 2015, 2016 and 2017, respectively.  Such assets will be fully amortized at December 31, 2017.

Purchased software technology is carried at net value and is included within “other assets, net” in the consolidated balance sheets. Purchased software technology had been fully amortized since December 31, 2010. Amortization expense was $510,000 for the year ended December 31, 2010. Amortization of purchased software technology was recorded at the greater of the straight-line basis over the products estimated remaining life or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products.

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

The Company accounts for share-based payments in accordance with the authoritative guidance issued by the FASB on share-based compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of estimated forfeitures. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. All share-based awards are expected to be fulfilled with new shares of common stock. See Note (8) Share-Based Payment Arrangements for additional information.

(n)	Foreign Currency

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Gains and losses from the translation of foreign assets and liabilities from the functional currency of the Company’s subsidiaries into the U.S. dollar are classified as accumulated other comprehensive loss in stockholders’ equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations within interest and other income (loss), net.

During the years ended December 31, 2012, 2011 and 2010, foreign currency transactional losses totaled approximately $653,000, $78,000 and $338,000, respectively.

(o)	Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and restricted stock unit awards outstanding. Due to the net loss for the years ended December 31, 2012, 2011 and 2010, all common stock equivalents, totaling 11,532,032, 14,982,611 and 13,032,306, respectively, were excluded from diluted net loss per share because they were anti-dilutive.

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(14,984,321)	47,408,995	$(0.32)	$(23,368,283)	46,648,928	$(0.50)	$(35,375,621)	45,549,314	$(0.78)

Effect of dilutive securities:
Stock options and restricted stock		-			-			-

Diluted EPS	$(14,984,321)	47,408,995	$(0.32)	$(23,368,283)	46,648,928	$(0.50)	$(35,375,621)	45,549,314	$(0.78)

(p)	Investments

As of both December 31, 2012 and 2011, the Company maintained certain cost-method investments aggregating approximately $0.9 million, which are included within “other assets, net” in the accompanying consolidated balance sheets. During 2012 and 2011, the Company recognized impairment charges of approximately $11,000 and $42,000, respectively, related to certain of its cost-method investments as a result of other-than-temporary declines in market value related to certain of these investments. These charges are included within “interest and other income (loss), net” in the accompanying consolidated statements of operations. During 2010, the Company did not recognize any impairment charges.

(q)	Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

(r)	New Accounting Pronouncements

In February 2013, the FASB issued guidance on the reporting of amounts reclassified out of accumulated other comprehensive income.  The guidance requires a company to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income.  For other amounts that are not required under U.S. generally accepted accounting principles to be reclassified in their entirety to net income in the same reporting period, a company is required to cross-reference other disclosures required under U.S. generally accepted accounting principles that provide additional detail about those amounts.  The guidance will be effective for the Company for all reporting periods ending after January 1, 2013. We do not expect the guidance to have a material impact on the Company’s consolidated financial statements and disclosures.

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

In September 2011, the FASB issued guidance for intangibles – goodwill and other, related to goodwill impairment guidance. The guidance gives an option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing all events and circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the performance of the existing two-step impairment test is unnecessary. The guidance was effective for the Company for annual periods beginning after December 15, 2011. The implementation of the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In May 2011, the FASB issued guidance for fair value measurements intended to achieve common fair value measurement and disclosure requirements. The amended guidance provides a consistent definition of fair value to ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. The amended guidance changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. The amended guidance was effective for the Company for annual periods beginning after December 15, 2011. The implementation of the guidance did not have a material impact on the Company’s consolidated financial statements and disclosures.

(2)  Property and Equipment

Property and equipment consist of the following:

	December 31,	December 31,
	2012	2011

Computer hardware and software	$16,626,381	$19,080,877
Furniture and equipment	893,918	803,950
Leasehold improvements	2,578,942	2,264,180
Automobile	13,008	13,008
	20,112,249	22,162,015
Less accumulated depreciation	(16,131,570)	(17,797,835)
	$3,980,679	$4,364,180

During the years ended December 31, 2012 and 2011, the Company wrote off approximately $4.6 million and $5.3 million, respectively, of fully depreciated assets and related accumulated depreciation, for book purposes only. Depreciation expense was $2.9 million, $3.6 million and $4.5 million in 2012, 2011 and 2010, respectively.

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

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2012, were as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (Loss)

Government securities	$8,328,392	$8,324,372	$4,020
Corporate debt securities	2,202,550	2,200,360	2,190
	$10,530,942	$10,524,732	$6,210

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2011, were as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (Loss)

Auction rate securities	$611,082	$700,000	$(88,918)
Government securities	17,303,207	17,286,598	16,609
Corporate debt securities	3,591,121	3,602,602	(11,481)
	$21,505,410	$21,589,200	$(83,790)

The cost basis and fair value of available-for-sale securities by contractual maturity as of December 31, 2012, were as follows:

	Fair Value	Cost

Due within one year	$8,723,955	$8,719,995
Due after one year	1,806,987	1,804,737
	$10,530,942	$10,524,732

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

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at December 31, 2012 and 2011 totaled $4.3 million and $8.1 million, respectively, which are included within “cash and cash equivalents” in the consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes government securities and corporate debt securities, which at December 31, 2012 and 2011 totaled $10.5 million and $20.9 million, respectively, which are included within “cash and cash equivalents” and “marketable securities” in the consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes auction rate securities, which at December 31, 2011 totaled $0.6 million, which are included within “long-term marketable securities” in the consolidated balance sheets.

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

As of December 31, 2011, the Company held certain assets that were required to be measured at fair value on a recurring basis. Included within the Company’s marketable securities portfolio were investments in auction rate securities, which were classified as available-for-sale securities and were reflected at fair value. The Company determined the estimated fair values of those securities utilizing a discounted cash flow analysis or other type of valuation model. These analyses considered, among other items, the collateral underlying the security, the creditworthiness of the issuer, the timing of the expected future cash flows, including the final maturity, and an assumption of when the next time the security was expected to have a successful auction. These securities were also compared, when possible, to other observable and relevant market data, which is limited at this time. As of December 31, 2011, the fair value of our auction rate securities was approximately $611,000, which is net of a cumulative temporary decline in fair value of approximately $89,000, and was recorded in accumulated other comprehensive loss.  During 2012, the remaining $700,000 auction rate notes were called by the issuer at par value.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2012:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in Active Markets for Identical Assets	Significant other Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$4,285,309	$4,285,309	$-	$-
Total cash equivalents	4,285,309	4,285,309	-	-

Marketable securities:
Corporate debt and government securities	10,530,942	-	10,530,942	-
Total marketable securities	10,530,942	-	10,530,942	-

Total assets measured at fair value	$14,816,251	$4,285,309	$10,530,942	$-

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2011:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in Active Markets for Identical Assets	Significant other Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$8,129,960	$8,129,960	$-	$-
Total cash equivalents	8,129,960	8,129,960	-	-

Marketable securities:
Corporate debt and government securities	20,894,328	-	20,894,328	-
Auction rate securities	611,082	-	-	611,082
Total marketable securities	21,505,410	-	20,894,328	611,082

Total assets measured at fair value	$29,635,370	$8,129,960	$20,894,328	$611,082

The Company’s valuation methodology for auction rate securities includes a discounted cash flow analysis. The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of each of the years ended December 31, 2012 and 2011:

	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)

	Auction Rate Securities

	December 31, 2012	December 31, 2011
Beginning Balance	$611,082	$578,643
Total unrealized gains in accumulated other comprehensive loss	88,918	32,439
Securities called by issuer	(700,000)	-
Ending Balance	$-	$611,082

(5)  Accrued Expenses

Accrued expenses are comprised of the following:

	December 31,	December 31,
	2012	2011

Accrued compensation	$4,052,253	$3,853,405
Accrued consulting and professional fees	1,462,399	876,815
Accrued marketing and promotion	182,412	47,559
Other accrued expenses	1,270,598	1,539,242
Accrued income taxes	295,115	627,099
Accrued other taxes	1,172,007	1,144,700
Accrued hardware purchases	1,221,930	1,298,425
Accrued and deferred rent	76,069	33,652
Accrued restructuring costs	478	120,044
Accrued investigation, litigation, and
settlement costs	6,987,321	8,068,825
	$16,720,582	$17,609,766

(6)  Income Taxes

Information pertaining to the Company’s loss before income taxes and the applicable provision for income taxes is as follows:

	December 31,
	2012	2011	2010

Loss before income taxes:
Domestic loss	$(15,356,162)	$(24,181,349)	$(19,944,695)
Foreign income	1,158,248	2,021,398	2,143,049
Total loss before income taxes:	(14,197,914)	(22,159,951)	(17,801,646)

Provision (benefit) for income taxes:

Current:
Federal	$105,198	$94,974	$-
State and local	18,747	11,453	145,593
Foreign	745,812	1,262,339	1,353,252
	869,757	1,368,766	1,498,845

Deferred:
Federal	$14,876	$14,876	$15,310,413
State and local	981	981	980,137
Foreign	(99,207)	(176,291)	(215,420)
	(83,350)	(160,434)	16,075,130

Total provision for income taxes:	$786,407	$1,208,332	$17,573,975

During 2012, the Company recorded a tax provision of $786,407 related to state and local and foreign taxes, and interest related to federal uncertain tax positions. In computing the tax provision, expenses related to certain legal matters were determined to be non-deductible for US income tax purposes.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011

Deferred Tax Assets:
Allowance for receivables	$350,738	$643,080
Deferred revenue	3,104,017	2,826,497
Share-based compensation	10,655,853	9,449,070
Accrued expenses and other liabilities	669,844	153,732
Domestic net operating loss carryforwards	16,526,224	11,559,661
Foreign net operating loss carryforwards	405,818	486,687
Tax credit carryforwards	654,966	728,902
AMT tax credit carryforwards	485,817	485,817
Capital loss carryforwards	80,055	77,240
Fixed assets	957,107	1,018,976
Intangibles	3,195,185	3,698,607
Sub-total	37,085,624	31,128,269
Valuation allowance	(36,606,643)	(30,732,700)
Net Deferred Tax Asset	$478,981	$395,569

Deferred Tax Liabilities:
Foreign withholding taxes	$(96,360)	$-
Net Deferred Tax Liability	$(96,360)	$-

Net Deferred Tax Assets	$382,621	$395,569

During the year ended December 31, 2012, the Company’s conclusion did not change with respect to its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its net domestic deferred tax assets for the full year 2012. The reversal of the valuation allowance on deferred tax assets at December 31, 2012, would reduce income tax expense. As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $44.9 million which are set to expire at various dates beginning in  2030 through 2032, if not utilized.

During the year ended December 31, 2011, the Company’s conclusion did not change with respect to its domestic deferred tax assets and, therefore, the Company did not record any benefit for its net domestic deferred tax assets for the full year 2011. The reversal of the valuation allowance on deferred tax assets at December 31, 2011, would reduce income tax expense. As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $33.0 million which are set to expire in  2030 and 2031, if not utilized.

As of December 31, 2012, the Company had approximately $1.1 million of various tax credit carryforwards, of which, approximately $0.6 million related to research and development tax credit carryforwards. The research and development tax credits may be carried forward 20 years for federal tax purposes and are set to expire at various dates beginning in 2021 through 2030, if not utilized. The Company has recorded a full valuation allowance against all such carryforwards as of December 31, 2012.

The Company has not provided for the United States income or the foreign withholding taxes on the undistributed earnings of its subsidiaries operating outside of the United States, with the exception of China.  It is the Company’s intention to reinvest those earnings permanently, and accordingly, it is not practicable to estimate the amount of tax that might be payable.

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	December 31,
	2012	2011	2010

Tax at Federal statutory rate	$(4,969,270)	$(7,755,983)	$(6,230,576)

Increase (reduction) in income taxes resulting from:
State and local taxes	(3,130)	(59)	131,563
Non-deductible expenses	50,070	(25,071)	(36,423)
Settlement costs	(553,700)	2,625,000	-
Shared-based payment compensation	-	-	38,042
Net effect of foreign operations	259,592	530,630	619,953
Research and development credit	-	-	(515,324)
Uncertain tax positions	140,625	118,351	28,206
Change in valuation allowance	5,862,220	5,715,464	23,538,534

	$786,407	$1,208,332	17,573,975

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2012	2011

Balance at January 1,	$5,062,124	$5,169,348
Increases in tax positions for prior years	-	-
Decreases in tax positions for prior years	-	(128,831)
Increase in tax positions for current year	3,572	21,607

Balance at December 31,	$5,065,696	$5,062,124

At December 31, 2012, $2.5 million including interest, if recognized, would reduce the Company’s annual effective tax rate. As of December 31, 2012, the Company had approximately $373,000 of accrued interest and penalties.  The Company expects $2.3 million of its unrecognized tax benefits to reverse within the next 12 months.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2009 through 2012 tax years generally remain subject to examination by federal and most state tax authorities. In addition to the U.S., the Company’s major taxing jurisdictions include China, Taiwan, Japan, South Korea, France and Germany.

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

During the years ended December 31, 2012 and 2011, the Company did not repurchase any shares of its common stock. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339. As of December 31, 2012, the Company had the authorization to repurchase 5,994,765 shares of its common stock based upon its judgment and market conditions.

Preferred Stock

The Company is authorized to issue two million shares of $0.001 par value preferred stock. No preferred stock has been issued or outstanding for any period presented.

(8)  Share-Based Payment Arrangements

The following table summarizes the plans under which the Company was able to grant equity compensation as of December 31, 2012:

Name of Plan	Shares Authorized	Shares Available for Grant	Shares Outstanding	Last Date for Grant of Shares

FalconStor Software, Inc., 2006 Incentive Stock Plan	12,224,133	2,246,036	7,388,945	May 17, 2016

FalconStor Software, Inc., 2010 Outside Directors Equity	400,000	280,000	90,300	March 25, 2013
Compensation Plan

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

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of December 31, 2012:

	Shares Available	Shares
Name of Plan	for Grant	Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	--	2,432,787

1994 Outside Directors Stock Option Plan	--	40,000

2004 Outside Directors Stock Option Plan	--	190,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	--	170,000

Stand-Alone Stock Option Agreement between the Company and James P. McNiel	--	1,220,000

All outstanding options granted under the Company’s equity plans have terms of ten years

A summary of the Company’s stock option activity for 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2011	14,456,722	$4.95

Granted	2,042,700	$2.45
Exercised	(321,260)	$2.30
Forfeited	(3,550,825)	$4.79
Expired	(1,266,495)	$4.62

Options Outstanding at December 31, 2012	11,360,842	$4.66	6.46	$497,695

Options Exercisable at December 31, 2012	7,299,451	$5.60	5.21	$88,120

Options Expected to Vest after December 31, 2012 (1)	3,338,779	$3.00	8.67	$311,277

(1) Options expected to vest after December 31, 2012 reflect an estimated forfeiture rate

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the years ended December 31, 2012, 2011 and 2010 was $738,184, $920,106 and $409,889, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $273,935, $422,136 and $2,881,294, respectively.

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the consolidated statement of operations:

	Years ended December 31,
	2012	2011	2010

Cost of revenues - Product	$262	$2,960	$31,779
Cost of revenues - Support and Service	172,707	461,735	1,117,550
Research and development costs	727,826	1,302,129	2,987,146
Selling and marketing	1,677,469	2,023,370	3,379,518
General and administrative	2,036,505	1,727,864	1,169,576
	$4,614,769	$5,518,058	$8,685,569

The Company did not recognize any tax benefits related to share-based compensation expense during the years ended December 31, 2012, 2011 and 2010.

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

	Years ended December 31,
	2012	2011	2010

Directors, officers and employees	$584,959	$1,358,107	$2,524,914
Non-employee consultants	13,488	21,882	760,661
	$598,447	$1,379,989	$3,285,575

As of December 31, 2012, an aggregate of 2,876,068 shares of restricted stock had been issued, of which, 2,231,837 had vested and 473,041 had been forfeited. As of December 31, 2011, an aggregate of 2,821,054 shares of restricted stock had been issued, of which, 1,854,007 had vested and 446,990 had been forfeited. As of December 31, 2010, an aggregate of 2,658,872 shares of restricted stock had been issued, of which, 1,446,082 had vested and 417,485 had been forfeited.

As of December 31, 2012, an aggregate of 90,412 restricted stock units had been issued, of which, 79,065 had vested and 11,347 had been forfeited.  As of December 31, 2011, an aggregate of 90,412 restricted stock units had been issued, of which, 73,580 had vested and 11,000 had been forfeited.  As of December 31, 2010, an aggregate of 90,412 restricted stock units had been issued, of which, 43,975 had vested and 2,500 had been forfeited.

A summary of the Company’s restricted stock activity for 2012 is as follows:

Number of
Restricted Stock
Awards / Units

Non-Vested at December 31, 2011	525,889

Granted	55,014
Vested	(383,315)
Forfeited	(26,398)

Non-Vested at December 31, 2012	171,190

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the years ended December 31, 2012, 2011 and 2010 was $1,119,103, $1,941,382 and $2,950,735, respectively.

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

	Years ended December 31,
	2012	2011	2010

Non-qualified stock options	$13,999	$2,487	$58,524
Restricted stock awards	13,488	21,882	760,661
	$27,487	$24,369	$819,185

The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The Company believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of the Company’s share-based payments granted during the years ended December 31, 2012, 2011 and 2010. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of share-based payments granted during the years ended December 31, 2012, 2011 and 2010 was $1.36, $2.11 and $1.95, respectively. In addition, to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of share-based payment grants in the respective periods are listed in the table below:

	Years ended December 31,
	2012	2011	2010

Expected dividend yield	0%	0%	0%
Expected volatility	60 - 61%	56 - 61%	54 - 60%
Risk-free interest rate	0.7 - 1.2%	1.0 - 2.5%	1.6 - 3.0%
Expected term (years)	5.5	5.5	5.5
Discount for post-vesting restrictions	N/A	N/A	N/A

Options granted to officers, employees and directors during fiscal 2012, 2011, and 2010 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period generally of three years. Based on each respective group’s historical vesting experience and expected trends, the estimated forfeiture rate for officers, employees, and directors, as adjusted, for both fiscal 2012 and 2011 was 11%, 24% and 0%, respectively. For fiscal year 2010, the estimated forfeiture rate for officers, employees, and directors, as adjusted, was 11%, 24% and 9%, respectively.

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

As of December 31, 2012, there was approximately $5,476,063 total unrecognized compensation cost related to the Company’s unvested stock options, restricted stock and restricted stock unit awards granted under the Company’s stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.76 years.

As of December 31, 2012, the Company had 14,058,068 shares of common stock reserved for issuance upon the exercise of stock options, restricted stock and restricted stock units.

(9)  Inventories

Inventories consist of component materials and finished systems. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. Component material consists of certain key replacement parts for the finished systems. Inventories are as follows:

	December 31,	December 31,
	2012	2011

Component materials	$18,989	$63,179
Finished systems	623,830	1,705,828

Total Inventory	$642,819	$1,769,007

As of December 31, 2012 and 2011, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

(10)  Commitments and Contingencies

As of December 31, 2012, the Company has an operating lease covering its corporate office facility that expires in February 2017. The Company has the option to terminate the lease as of the last date of each month between August 31, 2013 and February 28, 2014, on nine month’s prior written notice. The Company also has several operating leases related to offices in both the United States and foreign countries. The expiration dates for these leases range from 2013 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2012:

Year ending December 31,

2013	$2,708,548
2014	2,329,788
2015	1,728,939
2016	1,639,594
2017	298,416
Thereafter	-
$8,705,285

These leases require the Company to pay its proportionate share of real estate taxes and other common charges.  Total rent expense for operating leases was $3,229,294, $3,054,817 and $2,840,796 for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. To date, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on guarantees. As of December 31, 2012 and 2011, there were no claims outstanding under such indemnification provisions.

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

As of December 31, 2012, the Company had a $1.7 million payable outstanding relating to its settlement with the United States Attorney’s Office, which is to be paid in December 2013. In addition, on January 20, 2013, the Company announced it had reached a proposed settlement of the Class Action lawsuit between the Company and class plaintiffs for $5.0 million which is pending approval by the court.

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

As of both December 31, 2012 and 2011, the Company had no foreign currency forward contracts outstanding. The Company did not utilize foreign currency forward contracts during the years ended December 31, 2012 and 2011. During the year ended December 31, 2010, the Company recorded approximately $0.1 million of gains related to its foreign currency forward contracts.

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

As of December 31, 2012, the Company has paid a total of $4.1 million of the total $5.8 million, for which the Company had previously accrued. The balance of $1.7 million is payable in December 2013.

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

 In January, 2013, the parties to the Class Action reached an agreement in principle to settle the Class Action.  Pursuant to a Memorandum of Understanding signed by counsel for the class plaintiffs and by counsel for all defendants, the Company will pay $5.0 million to settle the Class Action. This amount includes damages, plaintiffs’ attorneys’ fees, and costs of administration of the settlement. The Company expects to pay this settlement with a combination of cash on hand and insurance proceeds. In accordance with the Memorandum of Understanding, a stipulation of settlement and a joint motion for preliminary approval of the settlement will be submitted to the court for its approval. Final settlement of the Class Action is subject to certain conditions and to approval by the court.  We cannot predict if or when the court might approve the settlement. Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or our by-laws.

While the Company has insurance policies that it believes will cover it for the allegations of the Class Action, the Company has already reached an agreement with one insurance carrier that gave it less than the face amount of the insurance. There can be no assurance that the recovery the Company makes on the remainder of its insurance will be adequate to cover the costs of its defense or settlement of the Class Action, or any damages that might ultimately be awarded against the Company or anyone to whom the Company might owe indemnification if the settlement is not approved by the court.  The Company’s insurers may deny coverage under the policies. If the Company’s insurance recovery is not adequate to cover the costs of defense, settlement, damages and/or indemnification, or its insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on its financial results, its cash flows and its cash balances.

The Company’s Directors and Officers (“D&O”) Insurance, is composed of more than one layer, each layer written by a different insurance company.  After the close of the third quarter, in connection with the Class Action, and in connection with the Derivative Action discussed below, the Company entered into an agreement with the carrier of the first $5.0 million layer of the Company’s D&O insurance.  Pursuant to this agreement, the Company accepted a payment of $3.9 million from the first layer insurance carrier in satisfaction of the carrier’s obligations to the Company under the first layer D&O insurance policy.  The combined costs of (i) defense of the Class Action and the Derivative Action, and (ii) the proposed $5.0 million settlement of the Class Action exceeds $3.9 million,  and the Company is responsible for paying the next $1.1 million of costs, settlement amounts or liability up to $5.0 million, before the next layer of the Company’s D&O insurance might cover the Company. This $5.0 million payment, when and if made, will negatively impact its cash flows and its cash reserves when paid.  In addition, as part of the October 2012 agreement with the carrier, the Company agreed to indemnify the carrier of the first layer of D&O insurance against potential claims by certain named insured persons under the first layer D&O insurance policy. The Company cannot predict the likelihood or the outcome of any such claims by the named insureds.

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

To date, the Company has recorded $6.6 million of total costs associated with the Class Action and the Derivative Actions. The Company has recorded a liability in the amount of $5.2 million in “accrued expenses” in the consolidated balance sheets as of December 31, 2012 which includes estimated costs of resolutions and legal fees for both the Class Action and the Derivative Action to date. As a result of the agreement reached with the Company’s D&O insurance carrier, the Company has recorded an insurance recovery of approximately $3.9 million of legal expenses previously incurred related to the class action and derivative lawsuits as well as the potential settlement of the class action lawsuit. The $3.9 million insurance recovery was reimbursed by the Company’s insurance carrier during 2012. In connection with  discussions with the insurer of the Company’s next layer of D&O insurance regarding that insurer’s obligations to the Company, the Company has recorded a $1.0 million receivable in “prepaid expenses and other current assets” in the consolidated balance sheet as of December 31, 2012.

Company shareholders filed actions in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company, against the Company, each of the Company’s Directors, Mr. Weber, Wayne Lam, a former Vice president of the Company, the estate of Mr. Huai, and Jason Lin, a former employee of the Company (the “Derivative Action”). The consolidated amended Derivative Action complaint alleged that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets.

On March 5, 2013, the Suffolk County Division of the Supreme Court of the State of New York granted a motion made by all of the defendants in the Derivative Action, except Mr. Lin, and dismissed the Derivative Action as to all defendants other than Mr. Lin.

During 2012, the Company recorded a $0.3 million reduction of investigation, litigation and settlement related costs.  The reduction was comprised of (i) a $1.7 million reduction in the accrual for certain costs associated with the resolution of the government investigations and (ii) a recovery of $0.3 million of legal expenses previously incurred related to the class action and derivative lawsuits, partially offset by (i) $1.5 million of legal expenses related to the class action and derivative lawsuits as well as for the potential settlement of the class action lawsuit that are not or may not be recoverable through insurance and (ii) $0.2 million of legal fees incurred related to  the resolution of the government investigations.

Avazpour Litigation

The Company is the defendant in an action brought by Avazpour Networking Services, Inc., and its former principals (collectively, “Avazpour”), pending in the United States District Court for the Eastern District of New York. Avazpour alleged that the Company gave grossly negligent advice in connection with an upgrade of Avazpour’s storage system resulting in damages to Avazpour and breached its contract with Avazpour.  On March 13, 2013, the Court granted the Company’s motion to dismiss all of the claims except for the claim of breach of contract.  The Company believes that limitation of liability clauses of the contract mean that Avazpour will not be able to collect any damages.

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

(13)  Restructuring Costs

In July 2012, the Company undertook certain restructuring activities that included a workforce reduction of approximately 35 positions worldwide (the “2012 Plan”). These actions were intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support the anticipated revenue levels we expect to achieve on a go forward basis. The total amount incurred with respect to severance under the 2012 Plan was $0.8 million. Actions under the 2012 Plan were substantially completed during the third quarter of 2012.

In July 2011, the Company undertook certain restructuring activities that included a workforce reduction of approximately 25 positions worldwide and the closing of a satellite facility (the “2011 Plan”). The total amounts incurred with respect to severance and facilities abandonment under the 2011 Plan were $0.8 million and less than $0.1 million, respectively. Actions under the 2011 Plan were substantially completed during the third quarter of 2011.

Accrued restructuring costs associated with the 2012 and 2011 Plans are as follows:

	Reconciliation of Aggregate Liability Recorded for Restructuring Costs Under the 2012 Plan

	December 31,			December 31,
	2011	Provisions	Payments	2012

Severance related costs	$-	$770,749	$770,271	$478

	Reconciliation of Aggregate Liability Recorded for Restructuring Costs Under the 2011 Plan

	December 31,			December 31,
	2011	Provisions	Payments	2012

Severance related costs	$94,844	$-	$94,844	$-
Facility abandonment costs	25,200	-	25,200	-

Total Restructuring Costs	$120,044	$-	$120,044	$-

The severance related liabilities are included within “accrued expenses” in the accompanying consolidated balance sheets for both 2012 and 2011.  The facility abandonment liabilities are included within “accrued expenses” in the accompanying consolidated balance sheets for 2011. The expenses under the 2012 Plan and the 2011 Plan are included within “restructuring costs” in the accompanying consolidated statements of operations. The remaining payment under the 2012 Plan was paid in January 2013. There were no remaining payments under the 2011 Plan as of December 31, 2012.

(14)  Employee Benefit Plans

Defined Contribution Plan

Effective July 2002, the Company established a voluntary savings and defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. Employees are 100% vested in their own contributions. For the years ended December 31, 2012, 2011 and 2010, the Company did not make any contributions to the Plan.

Effective July 1, 2007, the Company, in accordance with the labor pension system in Taiwan, contributes 6% of salaries to individual pension accounts managed by the Bureau of Labor Insurance. The plan covers all Taiwan employees that elect the new pension system and all employees hired after July 1, 2005. For the years ended December 31, 2012, 2011 and 2010, the Company contributed $127,000, $127,000 and $148,000, respectively.

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

At December 31, 2012 and 2011, $55,122 and $184,567, respectively, is included in accumulated other comprehensive income for amounts that have not yet been recognized in net periodic pension cost. These amounts include the following: unrecognized transition obligation of $35,279 and $39,359 at December 31, 2012 and 2011, respectively, and unrecognized actuarial losses of $19,843 and $145,208 at December 31, 2012 and 2011, respectively. During 2012, the total amount recorded in other comprehensive income related to the pension plan was $129,445 (net of tax), which consisted of an actuarial loss of $125,365 and the recognition of $4,080 of transition obligations recognized during 2012 as a component of net periodic pension cost. The transition obligation and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost for the year ended December 31, 2012, is $5,813 and $5,346 respectively.

Pension information for the years ended December 31, 2012 and 2011, is as follows:

	2012	2011

Accumulated benefit obligation	$160,279	$185,673

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	366,158	416,897
Interest cost	7,571	8,207
Actuarial (gain) loss	(126,282)	(45,170)
Benefits paid	-	-
Service cost	5,624	5,041
Currency translation and other	16,689	(18,817)
Projected benefit obligation at end of year	$269,760	$366,158

Changes in plan assets:
Fair value of plan assets at beginning of year	$92,651	$83,591
Actual return on plan assets	792	741
Benefits paid	-	-
Employer contributions	9,911	12,737
Currency translation and other	4,860	(4,418)
Fair value of plan assets at end of year	$108,214	$92,651

Funded status	$161,546	$273,507

Components of net periodic pension cost:
Interest cost	$7,571	$8,207
Expected return on plan assets	(1,916)	(1,646)
Amortization of net loss	11,159	13,477
Service cost	5,624	5,041
Net periodic pension cost	$22,438	$25,079

The Company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Company contributions of approximately $10,000 are expected to be made during 2013. Benefit payments of approximately $224,000 are expected to be paid in 2016 through 2022.

The Company utilized the following assumptions in computing the benefit obligation at December 31, 2012 and 2011 as follows:

	Years ended December 31,
	2012	2011

Discount rate	1.75%	2.00%
Rate of increase in compensation levels	3.00%	3.30%
Expected long-term rate of return on plan assets	1.75%	2.00%

(15)  Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the years ended December 31, 2012, 2011 and 2010, and the location of long-lived assets as of December 31, 2012, 2011, and 2010, are summarized as follows:

	Years ended December 31,
Revenues:	2012	2011	2010

America's	$30,505,705	$36,227,426	$45,796,271
Asia Pacific	24,807,328	24,197,054	16,151,399
Europe, Middle East, Africa and Other	20,097,936	22,446,122	20,896,076

Total Revenues	$75,410,969	$82,870,602	$82,843,746

	December 31,
Long-lived assets:	2012	2011

America's	$10,263,056	$11,271,525
Asia Pacific	1,041,470	1,122,487
Europe, Middle East, Africa and Other	434,353	326,435

Total long-lived assets	$11,738,879	$12,720,447

For the year ended December 31, 2012, the Company had one customer that accounted for 11% of revenues. For the year ended December 31, 2011, the Company did not have any customers that accounted for 10% or more of total revenues. For the year ended December 31, 2010, the Company had one customer that accounted for 10% of total revenues. As of December 31, 2012, the Company had one customer that accounted for 20% of the gross accounts receivable balance. As of December 31, 2011, the Company had one customer that accounted for 11% of gross accounts receivable balances.

(16)  Valuation and Qualifying Accounts – Allowance for Returns and Doubtful Accounts

	Balance at	Additions Charged		Balance at
	Beginning of	to Expenses /		End of
Period Ended	Period	Revenues	Deductions	Period

December 31, 2012	$1,723,679	$357,301	$1,140,879	$940,101
December 31, 2011	$3,242,458	$120,992	$1,639,771	$1,723,679
December 31, 2010	$7,503,338	$1,211,838	$5,472,718	$3,242,458

Note: Additions to the allowance for doubtful accounts are recorded within “general and administrative expenses” within the consolidated statements of operations. Additions to the return reserve for product and service are recorded within “revenues” within the consolidated statements of operations.

Due to cash collections of previously reserved accounts receivable balances, the Company recorded a benefit of approximately $0.7 million during the years ended December 31, 2012 and 2011, respectively. During the year ended December 31, 2010, the Company recorded an expense of approximately $0.7 million. These amounts are within “additions charged to expenses/revenues” above, and are included within revenues in each respective period in the accompanying consolidated statements of operations.

(17)  Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2012 and 2011:

	Quarter
2012	First	Second	Third	Fourth

Revenue (a)	$19,368,072	$16,466,201	$17,089,013	$22,487,683
Gross profit	14,186,230	11,587,960	12,208,096	16,766,610
Net loss	(2,449,408)	(6,620,586)	(3,568,051)	(2,346,276)
Basic net loss per share	(0.05)	(0.14)	(0.08)	(0.05)
Diluted net loss per share	(0.05)	(0.14)	(0.08)	(0.05)

	Quarter
2011	First	Second	Third	Fourth

Revenue (b)	$18,959,262	$19,628,008	$18,856,390	$25,426,942
Gross profit	14,117,037	13,943,379	14,049,801	19,243,475
Net loss	(5,966,265)	(5,889,039)	(5,398,176)	(6,114,804)
Basic net loss per share	(0.13)	(0.13)	(0.12)	(0.13)
Diluted net loss per share	(0.13)	(0.13)	(0.12)	(0.13)

The sum of the quarterly net income (loss) per share amounts do not necessarily equal the annual amount reported, as per share amounts are computed independently for each quarter and the annual period based on the weighted average common shares outstanding in each period.

(a)
The Company recorded a benefit (expense) of approximately $0.6 million, ($0.3) million, $0.2 million and $0.2 million during the first, second, third and fourth quarters of 2012, respectively, representing the net impact from changes in accounts receiveable allowances. These amounts are included within revenues in each respective period in the accompanying consolidated statements of operations.

(b)
The Company recorded a benefit (expense) of approximately $0.9 million, ($0.2) million, ($0.4) million and $0.4 million during the first, second, third and fourth quarters of 2011, respectively, representing the net impact from changes in accounts receivable allowances. These amounts are included within revenues in each respective period in the accompanying consolidated statements of operations.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, using the COSO framework. The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

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

Item 9B.  Other Information

On March 15, 2013, pursuant to the Company’s 2012 Management Incentive Bonus Plan, the Company’s Executive Officers received payments of the following amounts:

Name	Title	Amount
James P. McNiel	President & Chief Executive Officer	$163,940

Seth R. Horowitz	Vice President, General Counsel & Secretary	$38,742

Louis J. Petrucelly	Vice President & Chief Financial Officer	$31,132

Bernard J. Wu	Vice President of Business Development	$57,379

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information called for by Part III, Item 10, regarding the Registrant’s directors will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2013, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Election of Directors”, “Management”, “Executive Compensation”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2012, our year-end.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2013, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, Compensation Committee Report” and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2012, our year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 4 and is incorporated herein by reference. All other information called for by Part III, Item 12, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2013, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Beneficial Ownership of Shares.” The Proxy Statement will be filed within 120 days of December 31, 2012, our year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding our relationships and related transactions will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2013, and is incorporated by reference. The information appears in the Proxy Statement under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed within 120 days of December 31, 2012, our year-end.

Item 14.	Principal Accountant Fees and Services

Information called for by Part III, Item 14, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2013, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Principal Accountant Fees and Services.” The Proxy Statement will be filed within 120 days of December 31, 2012, our year-end.

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

3.3
Certificate of Amendment to the Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.3 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1998, filed on March 22, 1999.

3.4
Certificate of Amendment to the Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.4 to the Registrant’s annual report on Form 10-K for the year ended December 31, 2001, filed on March 27, 2002.

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

10.4	* FalconStor Software, Inc., 2005 Key Executive Severance Protection Plan, as amended January 4, 2013, attached hereto.

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

21.1	Subsidiaries of Registrant – FalconStor, Inc., FalconStor AC, Inc., FalconStor Software (Korea), Inc.

23.1	*Consent of KPMG LLP

31.1	*Certification of the Chief Executive Officer

31.2	*Certification of the Chief Financial Officer

32.1	*Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	*Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1	The following financial statements from FalconStor Software, Inc’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBLR (eXtensible Business Reporting Language):

(i)  Consolidated Balance Sheets – December 31, 2012 and December 31, 2011.

(ii)  Consolidated Statements of Operations – Years Ended December 31, 2012, 2011 and 2010.

(iii)  Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2012, 2011 and 2010.

(iv)  Consolidated Statements of Comprehensive Loss – Years Ended December 31, 2012, 2011 and 2010.

(v)  Consolidated Statements of Cash Flows – Years Ended December 31, 2012, 2011 and 2010.

(vi)  Notes to Consolidated Financial Statements –December 31, 2012.

*- filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Melville, State of New York on March 18, 2013.

FALCONSTOR SOFTWARE, INC.

By:	/s/ James P. McNiel	Date:	March 18, 2013
James P. McNiel, President and Chief Executive Officer of FalconStor Software, Inc.

POWER OF ATTORNEY
FalconStor Software, Inc. and each of the undersigned do hereby appoint James P. McNiel and Louis J. Petrucelly, and each of them severally, its or his true and lawful attorney to execute on behalf of FalconStor Software, Inc. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ James P. McNiel	March 18, 2013
	James P. McNiel, President and Chief Executive Officer (principal executive officer)	Date

By:	/s/ Louis J. Petrucelly	March 18, 2013
	Louis J. Petrucelly, Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date

By:	/s/ Steven R. Fischer	March 18, 2013
	Steven R. Fischer, Director	Date

By:	/s/ Alan W. Kaufman	March 18, 2013
	Alan W. Kaufman, Director	Date

By:	/s/ Irwin Lieber	March 18, 2013
	Irwin Lieber, Director	Date

By:	/s/ Eli Oxenhorn	March 18, 2013
	Eli Oxenhorn, Chairman of the Board	Date

By:	/s/ Barry Rubenstein	March 18, 2013
	Barry Rubenstein, Director	Date