Form 10-Q
period 2013-03-31
FALCONSTOR SOFTWARE INC
filed 2013-05-09
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of Common Stock outstanding as of April 30, 2013 was 47,969,307.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

Index

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$17,608,564	$18,651,468
Restricted cash	750,000	750,000
Marketable securities	9,805,890	10,530,942
Accounts receivable, net of allowances of $397,797 and $940,101, respectively	10,298,428	14,130,302
Prepaid expenses and other current assets	2,811,530	2,796,665
Inventory	1,068,177	642,819
Deferred tax assets, net	425,985	464,031
Total current assets	42,768,574	47,966,227

Property and equipment, net of accumulated depreciation of $16,656,470 and $16,131,570, respectively	3,945,243	3,980,679
Deferred tax assets, net	86,465	86,465
Software development costs, net	1,079,760	1,161,822
Other assets, net	2,160,826	2,185,148
Goodwill	4,150,339	4,150,339
Other intangible assets, net	159,394	174,426
Total assets	$54,350,601	$59,705,106

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,184,490	$2,801,372
Accrued expenses	14,114,587	16,720,582
Deferred revenue, net	17,940,235	17,831,653
Total current liabilities	35,239,312	37,353,607

Other long-term liabilities	2,654,916	2,618,818
Deferred tax liabilities, net	171,682	167,875
Deferred revenue, net	5,789,983	6,311,865
Total liabilities	43,855,893	46,452,165

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized	-	-
Common stock - $.001 par value, 100,000,000 shares authorized, 55,974,542 and 55,615,972 shares issued, respectively and 47,969,307 and 47,610,737 shares outstanding, respectively	55,975	55,616
Additional paid-in capital	164,261,710	162,673,833
Accumulated deficit	(105,290,564)	(100,910,119)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,616,074)	(1,650,050)
Total stockholders' equity	10,494,708	13,252,941
Total liabilities and stockholders' equity	$54,350,601	$59,705,106

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Revenues:
Product revenues	$7,759,456	$10,662,953
Support and services revenues	7,525,361	8,705,119
Total revenues	15,284,817	19,368,072

Cost of revenues:
Product	1,299,654	2,020,486
Support and service	3,008,403	3,161,356
Total cost of revenues	4,308,057	5,181,842

Gross profit	$10,976,760	$14,186,230

Operating expenses
Research and development costs	4,648,609	4,779,175
Selling and marketing	6,840,571	9,684,645
General and administrative	3,247,067	3,110,875
Investigation, litigation, and settlement related costs	114,066	(1,290,920)
Total operating expenses	14,850,313	16,283,775

Operating loss	(3,873,553)	(2,097,545)

Interest and other loss, net	(330,790)	(139,331)

Loss before income taxes	(4,204,343)	(2,236,876)

Provision for income taxes	176,102	212,532

Net loss	$(4,380,445)	$(2,449,408)

Basic net loss per share	$(0.09)	$(0.05)

Diluted net loss per share	$(0.09)	$(0.05)

Weighted average basic shares outstanding	47,862,834	47,044,482

Weighted average diluted shares outstanding	47,862,834	47,044,482

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Net loss	$(4,380,445)	$(2,449,408)

Other comprehensive income (loss):
Foreign currency translation	34,527	(129,599)
Net unrealized gains on marketable securities	4,007	44,844
Net minimum pension liability	(4,558)	5,451
Total other comprehensive income (loss)	33,976	(79,304)

Total comprehensive loss	$(4,346,469)	$(2,528,712)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(4,380,445)	$(2,449,408)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	698,584	884,101
Share-based payment compensation	890,735	1,393,110
Non-cash professional services expenses	-	55,192
Provision for returns and doubtful accounts	(409,050)	(582,599)
Deferred income tax provision	3,807	3,964
Changes in operating assets and liabilities:
Accounts receivable	4,247,431	5,828,861
Prepaid expenses and other current assets	4,342	(87,904)
Inventory	(425,358)	(424,159)
Other assets	(34,291)	42,916
Accounts payable	394,837	(519,826)
Accrued expenses and other liabilities	(2,505,490)	(4,544,446)
Deferred revenue	(277,929)	789,474

Net cash (used in) provided by operating activities	(1,792,827)	389,276

Cash flows from investing activities:
Sales of marketable securities	3,544,663	5,940,285
Purchases of marketable securities	(2,815,604)	(5,602,622)
Purchases of property and equipment	(580,843)	(186,744)
Capitalized software development costs	-	(387,634)
Security deposits	-	(61,569)
Purchase of intangible assets	(14,511)	(22,124)

Net cash provided by (used in) investing activities	133,705	(320,408)

Cash flows from financing activities:
Proceeds from exercise of stock options	697,500	202,865

Net cash provided by financing activities	697,500	202,865

Effect of exchange rate changes on cash and cash equivalents	(81,282)	(154,160)

Net (decrease) increase in cash and cash equivalents	(1,042,904)	117,573

Cash and cash equivalents, beginning of period	18,651,468	16,257,694

Cash and cash equivalents, end of period	$17,608,564	$16,375,267

Cash paid for income taxes, net	$141,148	$499,967

The Company did not pay any interest for the three months ended March 31, 2013 and 2012.

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

(c)  Reclassifications

Certain prior year’s amounts have been reclassified to conform to the current year presentation. Certain costs previously recorded within “selling and marketing” are now presented within “research and development” to better align these costs with functions performed.

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

The financial market volatility in many countries where the Company operates has impacted and may continue to impact the Company’s business. Such conditions could have a material impact to the Company’s significant accounting estimates discussed above.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2013, and the results of its operations for the three months ended March 31, 2013 and 2012. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Index

(f)  Cash Equivalent, Restricted Cash and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of both March 31, 2013 and December 31, 2012, the Company’s cash equivalents consisted of money market funds.  At March 31, 2013 and December 31, 2012, the fair value of the Company’s cash equivalents amounted to approximately $5.0 million and $4.3 million, respectively.

As of March 31, 2013 and December 31, 2012, the Company had $0.8 million of restricted cash. The restricted cash serves as collateral related to deposit service indebtedness with the Company’s commercial bank. As of March 31, 2013 and December 31, 2012, the Company did not have any debt service indebtedness with the Company’s bank.

As of March 31, 2013 and December 31, 2012, the Company’s marketable securities consisted of corporate bond and government securities. As of March 31, 2013 and December 31, 2012, the fair value of the Company’s current marketable securities was approximately $9.8 million and $10.5 million, respectively. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded within interest and other loss, net in the condensed consolidated statement of operations. See Note (5) Marketable Securities for additional information.

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

As of both March 31, 2013 and December 31, 2012, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated carrying value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

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

The Company has entered into various distribution, licensing and joint promotion agreements with OEMs, whereby the Company has provided to the OEM a non-exclusive software license to install the Company’s software on certain hardware or to resell the Company’s software in exchange for payments based on the products distributed by these OEMs. Such payments from these OEMs or distributor are recognized as revenue in the period reported by the OEM.

(i)  Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). For the three months ended March 31, 2013 and 2012, depreciation expense was $586,980 and $797,559, respectively. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

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

Index

For the three months ended March 31, 2013 and 2012, amortization expense was $29,542 and $28,387, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
	2013	2012

Goodwill	$4,150,339	$4,150,339

Other intangible assets:
Gross carrying amount	$3,143,098	$3,128,588
Accumulated amortization	(2,983,704)	(2,954,162)
Net carrying amount	$159,394	$174,426

(k)  Software Development Costs

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current revenue of the related products to total current and anticipated future revenue of these products.  During the three months ended March 31, 2013, the Company did not capitalize any costs related to software development projects. During the three months ended March 31, 2012, the Company capitalized $387,634 of costs associated with software development projects. During the three months ended March 31, 2013 and 2012, the Company recorded $82,062 and $58,155, respectively, of amortization expense related to capitalized software costs.

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

During the three months ended March 31, 2013 and 2012, foreign currency transactional losses totaled approximately $0.3 million and $0.2 million, respectively.

(p)  Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and restricted stock unit awards outstanding. Due to the net loss for the three months ended March 31, 2013 and 2012, all common stock equivalents, totaling 10,994,077 and 14,681,020, respectively, were excluded from diluted net loss per share because they were anti-dilutive.

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(4,380,445)	47,862,834	$(0.09)	$(2,449,408)	47,044,482	$(0.05)

Effect of dilutive securities:
Stock options and restricted stock		-			-

Diluted EPS	$(4,380,445)	47,862,834	$(0.09)	$(2,449,408)	47,044,482	$(0.05)

Index

(q)  Investments

As of both March 31, 2013 and December 31, 2012, the Company maintained certain cost-method investments aggregating approximately $0.9 million, which are included within “other assets, net” in the accompanying condensed consolidated balance sheets. During the three months ended March 31, 2013 and 2012, the Company did not recognize any impairment charges related to any of its cost-method investments.

(r)  Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

(s) New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. The adoption of this new accounting guidance in the first quarter of 2013 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note (9) Accumulated Other Comprehensive Loss for the related disclosure.

(2)  Share-Based Payment Arrangements

The following table summarizes the plan under which the Company was able to grant equity compensation as of March 31, 2013:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares

FalconStor Software, Inc., 2006 Incentive Stock Plan	12,224,133	2,365,421	7,220,990	May 17, 2016

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of March 31, 2013:

	Shares Available	Shares
Name of Plan	for Grant	Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	--	2,062,787

1994 Outside Directors Stock Option Plan	--	40,000

2004 Outside Directors Stock Option Plan	--	190,000

FalconStor Software, Inc., 2007 Outside Directors Equity	--	170,000
Compensation Plan

Stand-Alone Stock Option Agreement between the Company and James P. McNiel	--	1,220,000

FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan	--	90,300

All outstanding stock options granted under the Company’s equity plans have terms of ten years.

Index

The following table summarizes stock option activity during the three months ended March 31, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2012	11,360,842	$4.66

Granted	70,000	$2.31
Exercised	(310,000)	$2.25
Forfeited	(224,795)	$4.56
Expired	(20,000)	$3.96

Options Outstanding at March 31, 2013	10,876,047	$4.72	6.13	$ 1,136,141

Options Exercisable at March 31, 2013	7,567,615	$5.52	5.17	$ 340,020

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the three months ended March 31, 2013 and 2012 was $697,500 and $202,865, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2013 and 2012 was $121,819 and $78,253, respectively.

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations:

	Three months ended March 31,
	2013	2012

Cost of revenues - Product	$49	$49
Cost of revenues - Support and Service	50,256	70,969
Research and development costs	134,910	318,958
Selling and marketing	284,038	486,625
General and administrative	421,482	571,701
	$890,735	$1,448,302

The Company has the ability to issue both restricted stock awards and restricted stock units. The fair value of the restricted stock awards and restricted stock units are expensed at either (i) the fair value per share at date of grant (directors, officers and employees), or (ii) the fair value per share as of each reporting period (non-employee consultants). A summary of the total stock-based compensation expense related to restricted stock awards and restricted stock units, which is included in the Company’s total share-based compensation expense for each respective period, is as follows:

	Three months ended March 31,
	2013	2012

Directors, officers and employees	$63,197	$277,417
Non-employee consultants	-	-
	$63,197	$277,417

Index

As of March 31, 2013, an aggregate of 2,876,068 shares of restricted stock awards had been issued, of which, 2,280,407 had vested and 477,631 had been forfeited. As of March 31, 2012, an aggregate of 2,821,054 shares of restricted stock awards had been issued, of which, 2,139,137 had vested and 458,139 had been forfeited.

As of March 31, 2013, there were no restricted stock units outstanding. As of March 31, 2012, an aggregate of 90,412 restricted stock units had been issued, of which 78,555 had vested and 11,347 had been canceled.

The following table summarizes the activity for restricted stock awards during the three months ended March 31, 2013:

Number of
Restricted Stock
Awards

Non-Vested at December 31, 2012	171,190

Granted	-
Vested	(48,570)
Forfeited	(4,590)

Non-Vested at March 31, 2013	118,030

Restricted stock awards and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the three months ended March 31, 2013 and 2012 was $121,136 and $860,147, respectively.

Options granted to officers, employees and directors during fiscal 2013 and 2012 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period generally of three years.

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

	Three months ended March 31,
	2013	2012

Non-qualified stock options	$-	$55,192
Restricted stock awards	-	-
	$-	$55,192

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

As of March 31, 2013, there was approximately $4,449,496 of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s equity plans.

Index

(3)  Income Taxes

The Company’s provision for income taxes consists of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For both the three months ended March 31, 2013 and the three months ended March 31, 2012, the Company recorded an income tax provision of $0.2 million on its pre-tax loss of $4.2 million and $2.2 million, respectively, consisting primarily of state and local and foreign taxes. The effective tax rate for the three months ended March 31, 2013 was (4.2%). As of March 31, 2013, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2013 estimated annual effective tax rate. As of March 31, 2013, the valuation allowance totaled approximately $38.3 million.

The Company’s total unrecognized tax benefits, excluding interest and penalties for both March 31, 2013 and December 31, 2012 were approximately $5.1 million. At March 31, 2013, $2.3 million including interest, if recognized, would reduce the Company’s effective tax rate. As of March 31, 2013 and December 31, 2012, the Company recorded an aggregate of approximately $409,000 and $373,000, respectively, of accrued interest and penalties.

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

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at March 31, 2013 and December 31, 2012 totaled $5.0 million and $4.3 million, respectively, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes government securities and corporate debt securities, which at March 31, 2013 and December 31, 2012 totaled $9.8 million and $10.5 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of March 31, 2013 or December 31, 2012.

Index

Measurement of Fair Value

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets that are measured at fair value on a recurring basis at March 31, 2013:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$5,002,654	$5,002,654	$-	$-
Total cash equivalents	5,002,654	5,002,654	-	-

Marketable securities:
Corporate debt and government securities	9,805,890	-	9,805,890	-
Total marketable securities	9,805,890	-	9,805,890	-

Total assets measured at fair value	$14,808,544	$5,002,654	$9,805,890	$-

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2012:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$4,285,309	$4,285,309	$-	$-
Total cash equivalents	4,285,309	4,285,309	-	-

Marketable securities:
Corporate debt and government securities	10,530,942	-	10,530,942	-
Total marketable securities	10,530,942	-	10,530,942	-

Total assets measured at fair value	$14,816,251	$4,285,309	$10,530,942	$-

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

The cost and fair values of the Company’s available-for-sale marketable securities as of March 31, 2013, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (Loss)

Government securities	$8,415,761	$8,406,217	$9,544
Corporate debt securities	1,390,129	1,389,456	673
	$9,805,890	$9,795,673	$10,217

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2012, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains / (Loss)

Government securities	$8,328,392	$8,324,372	$4,020
Corporate debt securities	2,202,550	2,200,360	2,190
	$10,530,942	$10,524,732	$6,210

(6) Inventories

Inventories consist of component materials and finished systems. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. Component material consists of certain key replacement parts for the finished systems. Inventories are as follows:

	March 31,	December 31,
	2013	2012

Component materials	$16,325	$18,989
Finished systems	1,051,852	623,830

Total Inventory	$1,068,177	$642,819

As of March 31, 2013 and December 31, 2012, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

Index

(7)  Stockholders’ Equity

Stock Repurchase Activity

At various times from October 2001 through February 2009, the Company’s Board of Directors authorized the repurchase of up to 14 million shares of the Company’s outstanding common stock in the aggregate.

During each of the three months ended March 31, 2013 and 2012, the Company did not repurchase any shares of its common stock. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339.

Preferred Stock

The Company is authorized to issue two million shares of $0.001 par value preferred stock. No preferred stock has been issued or outstanding for any period presented.

(8)  Commitments and Contingencies

As of March 31, 2013, the Company has an operating lease covering its corporate office facility that expires in February 2017. The Company has the option to terminate the lease as of the last date of each month between August 31, 2013 and February 28, 2014, on nine months’ prior written notice. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2013 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of March 31, 2013:

2013	$ 2,050,517
2014	2,344,037
2015	1,721,492
2016	1,635,376
2017	297,010
Thereafter	-
$ 8,048,432

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. To date, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on guarantees. As of March 31, 2013 and 2012, there were no claims outstanding under such indemnification provisions.

On January 11, 2011, the Company entered into an Employment Agreement (“McNiel Employment Agreement”) with James P. McNiel. Pursuant to the McNiel Employment Agreement, the Company agreed to employ Mr. McNiel as President and Chief Executive Officer of the Company effective January 1, 2011 through December 31, 2013, at an annual salary of $400,000 per annum for calendar years 2011, 2012 and 2013. Pursuant to the McNiel Employment Agreement, Mr. McNiel’s base salary is subject to review annually by the Board of Directors and may be increased but not decreased as determined by the Board of Directors based on job performance. The McNiel Employment Agreement also provides for certain equity based awards as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Index

On December 1, 2005, the Company adopted the 2005 FalconStor Software, Inc., Key Executive Severance Protection Plan, which was amended January 4, 2013 (“Severance Plan”). Pursuant to the Severance Plan, the Company’s Chief Executive Officer, Chief Financial Officer and certain other key personnel are entitled to receive certain contingent benefits, as set forth in the Severance Plan, including lump sum payments and acceleration of stock option vesting, each in certain circumstances.

As of March 31, 2013, the Company had a total of $1.7 million of payables outstanding relating to its settlement with the United States Attorney’s Office, which is to be paid in December 2013. In addition, on January 20, 2013, the Company announced that it had reached a proposed settlement of the Class Action lawsuit between the Company and class plaintiffs for $5.0 million. Court approval of the settlement is required. It is anticipated that the Court will be asked for preliminary approval of the settlement in the second quarter of 2013.

(9)  Accumulated Other Comprehensive Loss

		Net Unrealized
	Foreign Currency	Gains on Marketable	Net Minimum
	Translation	Securities	Pension Liability	Total

Accumulated other comprehensive (loss) income at January 1, 2013	$(1,601,138)	$6,210	$(55,122)	$(1,650,050)

Other comprehenisve income (loss)
Other comprehensive income (loss) before reclassifications	34,527	4,007	(6,718)	31,816
Amounts reclassified from accumulated other comprehensive income	-	-	2,160	2,160
Total other comprehenisve income (loss)	34,527	4,007	(4,558)	33,976

Accumulated other comprehensive (loss) income at March 31, 2013	$(1,566,611)	$10,217	$(59,680)	$(1,616,074)

For the three months ended March 31, 2013, the amounts reclassified to net loss related to the Company’s defined benefit plan. These amounts are included within “operating loss” within the condensed consolidated statements of operations.

(10)  Litigation

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

Index

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

As of March 31, 2013, the Company has paid a total of $4.1 million of the total $5.8 million, for which the Company had previously accrued. The balance of $1.7 million is payable in December 2013.

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

The Company’s Directors and Officers (“D&O”) Insurance, is composed of more than one layer, each layer written by a different insurance company.  After the close of the third quarter, in connection with the Class Action, and in connection with the Derivative Action discussed below, the Company entered into an agreement with the carrier of the first $5.0 million layer of the Company’s D&O insurance.  Pursuant to this agreement, the Company accepted a payment of $3.9 million from the first layer insurance carrier in satisfaction of the carrier’s obligations to the Company under the first layer D&O insurance policy.  The combined costs of (i) defense of the Class Action and the Derivative Action, and (ii) the proposed $5.0 million settlement of the Class Action exceeds $3.9 million, and the Company is responsible for paying the next $1.1 million of costs, settlement amounts or liability up to $5.0 million, before the next layer of the Company’s D&O insurance might cover the Company. This $5.0 million settlement payment, when and if made, will negatively impact its cash flows and its cash reserves when paid.  In addition, as part of the October 2012 agreement with the carrier, the Company agreed to indemnify the carrier of the first layer of D&O insurance against potential claims by certain named insured persons under the first layer D&O insurance policy. The Company cannot predict the likelihood or the outcome of any such claims by the named insureds.

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

Company stockholders filed actions in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company, against the Company, each of the Company’s Directors, Mr. Weber, Wayne Lam, a former Vice president of the Company, the estate of Mr. Huai, and Jason Lin, a former employee of the Company (the “Derivative Action”). The consolidated amended Derivative Action complaint alleged that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets.

To date, the Company has recorded $6.8 million of total costs associated with the Class Action and the Derivative Actions. The Company has recorded a liability in the amount of $5.3 million in “accrued expenses” in the condensed consolidated balance sheets as of March 31, 2013 which includes estimated costs of resolutions and legal fees for both the Class Action and the Derivative Action to date. As a result of the agreement reached with the Company’s D&O insurance carrier in the prior year, the Company has recorded an insurance recovery in 2012 of approximately $3.9 million of legal expenses previously incurred related to the class action and derivative lawsuits as well as the potential settlement of the class action lawsuit. The $3.9 million insurance recovery was reimbursed by the Company’s insurance carrier during 2012. In connection with  discussions with the insurer of the Company’s next layer of D&O insurance regarding that insurer’s obligations to the Company, the Company has recorded a $1.2 million receivable in “prepaid expenses and other current assets” in the condensed consolidated balance sheet as of March 31, 2013.

Index

On March 5, 2013, the Suffolk County Division of the Supreme Court of the State of New York granted a motion made by all of the defendants in the Derivative Action, except Mr. Lin, and dismissed the Derivative Action as to all defendants other than Mr. Lin. The stockholders have filed a notice of appeal of the dismissal of the Derivative Action.

During the three months ended March 31, 2013, our total investigation, litigation, and settlement related costs consisted of $0.1 million of net legal expenses related to the class action and derivative lawsuits that are not or may not be recoverable through insurance.

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

Index

(11)  Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three months ended March 31, 2013 and 2012, and the location of long-lived assets as of March 31, 2013 and December 31, 2012, are summarized as follows:

	Three Months Ended March 31,
Revenues:	2013	2012

Americas	$6,435,926	$8,116,232
Asia Pacific	4,396,003	5,911,275
Europe, Middle East, Africa and Other	4,452,888	5,340,565

Total Revenues	$15,284,817	$19,368,072

	March 31	December 31,
Long-lived assets:	2013	2012

Americas	$10,107,480	$10,263,056
Asia Pacific	934,841	1,041,470
Europe, Middle East, Africa and Other	539,706	434,353

Total long-lived assets	$11,582,027	$11,738,879

For both the three months ended March 31, 2013 and 2012, the Company had one customer that accounted for 10% or more of total revenues. As of March 31, 2013, the Company had one customer that accounted for 26% of the accounts receivable balance. As of December 31, 2012, the Company had one customer that accounted for 20% of the accounts receivable balance.

Due to cash collections of previously reserved accounts receivable balances, the Company recorded benefits of approximately $0.1 million and $0.6 million during the three months ended March 31, 2013 and 2012, respectively. These amounts are included within revenues in the accompanying condensed consolidated statement of operations.

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

OVERVIEW

After a strong fourth quarter of 2012, our revenues for the first quarter of 2013 were negatively impacted by the continuing poor economy, especially in Europe, continued disruption at our largest OEM customer in China, and expanded sales cycles as companies consider the impact of cloud storage on their overall storage needs.

Revenues totaled $15.3 million, a decline of $4.1 million, or 21%, from the same period in 2012. Sales decreased in all three of our regions, with the largest percentage declines in the Europe/Middle East/Africa and Asia Pacific regions.

In Asia Pacific, the disruptions with our largest OEM partner continued during the quarter.  The OEM partner was involved in a reorganization in 2012 as it was absorbed into its parent company. While we will continue to monitor the situation carefully and to push for renewed focus, we cannot guarantee when or if the business with this OEM partner will return to its previous levels.

OEM revenues no longer account for 10% or more of our total revenues, nor do we expect them to reach the 10% level anytime in the near future.   One customer, Hitachi Data Systems, accounted for 10% or more of our revenues in the quarter.

Support and services revenue declined 14% on a year-over-year basis.  The major contributing factor was the decrease in support purchased by our legacy OEM customers as that business winds down.

Our net loss for the first quarter of 2013 was $4.4 million, compared with a net loss of $2.5 million for the same period a year ago. Included in the operating results for the first quarter of 2012 was a net reduction of $1.3 million of investigation, litigation and settlement costs, compared with $0.1 million of expenses in the first quarter of 2013.

Operating expenses for the first quarter of 2013 decreased $1.4 million, or 9%, from the first quarter of 2012.  The decrease in our operating expenses was primarily attributable to declines in salary and personnel costs, including commissions and share-based compensation due to lower headcount compared with the same period in 2012.

Our cash flow from operations for the first quarter of 2013 decreased significantly from the same period in 2012 as it swung to a use of cash of $1.8 million compared to cash from operations of $0.4 million.

Deferred revenue at March 31, 2013 was $23.7 million a decrease of 15%, compared with the balance at March 31, 2012.

Index

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2012.

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

Total revenues for the three months ended March 31, 2013 decreased 21% to $15.3 million, compared with $19.4 million for the three months ended March 31, 2012. Our cost of revenues decreased 17% to $4.3 million for the three months ended March 31, 2013, compared with $5.2 million for the three months ended March 31, 2012. Included in our cost of revenues was $0.1 million of share-based compensation expense for both the three months ended March 31, 2013 and March 31, 2012. Our operating expenses decreased 9% from $16.3 million for the three months ended March 31, 2012 to $14.9 million for the three months ended March 31, 2013. Included in the operating results for the three months ended March 31, 2013 was $0.1 million of investigation, litigation and settlement related costs compared with a benefit of $1.3 million for the three months ended March 31, 2012. Also included in our operating expenses for the three months ended March 31, 2013 and March 31, 2012 was $0.8 million and $1.4 million, respectively, of share-based compensation expense. Net loss for the three months ended March 31, 2013 was $4.4 million, compared with a net loss of $2.4 million for the three months ended March 31, 2012. Included in our net loss for both the three months ended March 31, 2013 and March 31, 2012 was an income tax provision of $0.2 million. The income tax provision of $0.2 million was primarily attributable to the impact of our estimated full year effective tax rate on our pre-tax losses for both the three months ended March 31, 2013 and March 31, 2012. No tax benefits were recognized for expected net domestic deferred tax assets for each of the full years 2013 and 2012, respectively, due to the full valuation allowance over these deferred tax assets.

The decrease in total revenues was due to a decrease in product revenues and support and services revenues for the three months ended March 31, 2013, compared with the same period in 2012. In total, our product revenues decreased 27%. Product revenues from our OEM partners decreased 81%, while product revenues from our non-OEM partners decreased 23% for the three months ended March 31, 2013, compared with the same period in 2012. During the quarter, we continued our focus and emphasis on the FalconStor-branded business. However, the decrease in product revenue from our non-OEM partners was primarily attributable to (i) the overall macroeconomic conditions which resulted in significant competitive pricing practices from our competitors, customers delaying or postponing IT spending, and an overall uncertainty in the market place, (ii) uncertainty resulting from either pending elections or governmental changes in certain countries, and (iii) more consideration of traditional storage needs as compared to cloud based alternatives which has led to elongated sales cycles. The decline in OEM product revenues was primarily the result of continued disruption with one of our largest OEM partners in China, which was part of a significant corporate reorganization which commenced during 2012, and which has led to continued unpredictability in sales volume from this OEM.

In total, support and services revenue decreased 14% from $8.7 million for the three months ended March 31, 2012 to $7.5 million for the three months ended March 31, 2013. The decrease in support and services revenue was attributable to a decrease in both maintenance and technical support services revenue and professional services revenues. Maintenance and technical support services revenue decreased from $7.6 million for the three months ended March 31, 2012 to $7.0 million for the three months ended March 31, 2013. Our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended March 31, 2013 the decline in maintenance was primarily attributable to (i) a decline in maintenance revenue from certain legacy OEM customers due to the wind down in our OEM business which commenced in 2009, (ii) a decrease from the previous year in revenue from sales of products that are generally sold with maintenance, and (iii) deeper discounts provided on products in the current economic and competitive environments. Professional services revenues decreased from $1.1 million for the three months ended March 31, 2012 to $0.5 million for the same period in 2013. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Index

Overall, our total operating expenses decreased $1.4 million, or 9%, to $14.9 million for the three months ended March 31, 2013, compared with $16.3 million for the same period in 2012. The decrease in total operating expenses was primarily attributable to (i) a decrease in salary and personnel costs including share-based compensation expense due to lower headcount and (ii) a decrease in commissions due to the decrease in revenues during the three months ended March 31, 2013 as compared with the three months ended March 2012. These decreases were partially offset by a $1.4 million increase in investigation, litigation, and settlement related costs compared with the same period in 2012 primarily due to the $1.3 million net recovery recorded in the three month period ended March 31, 2012. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook. Our worldwide headcount was 427 employees as of March 31, 2013, compared with 454 employees as of March 31, 2012.

Revenues

	Three months ended March 31,
	2013	2012
Revenues:
Product revenue	$7,759,456	$10,662,953
Support and services revenue	7,525,361	8,705,119

Total Revenues	$15,284,817	$19,368,072

Year-over-year percentage change
Product revenue	-27%	-5%
Support and services revenue	-14%	13%

Total percentage change	-21%	2%

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

Product revenue decreased 27% from $10.7 million for the three months ended March 31, 2012, to $7.8 million for the three months ended March 31, 2013. These amounts are net of a benefit of $0.1 million recognized during the three months ended March 31, 2013, compared with a benefit of $0.6 million in the same period in 2012, resulting from the impact of our collection efforts of previously reserved accounts receivable. Product revenue represented 51% and 55% of our total revenues for the three months ended March 31, 2013 and 2012, respectively. Product revenues from our OEM partners decreased 81%, while product revenues from our non-OEM partners decreased 23% for the three months ended March 31, 2013, compared with the same period in 2012. During the quarter, we continued our focus and emphasis on the FalconStor-branded business. The decrease in product revenue from our non-OEM partners was primarily attributable to (i) the overall macroeconomic conditions which resulted in significant competitive pricing practices from our competitors, customers delaying or postponing IT spending, and an overall uncertainty in the market place, (ii) uncertainty resulting from either pending elections or governmental changes in certain countries, and (iii) more consideration of traditional storage needs as compared to cloud based alternatives which has led to elongated sales cycles. The decline in OEM product revenues was primarily the result of continued disruption with one of our largest OEM partners in China, which was part of a significant corporate reorganization which commenced during 2012 and which has led to continued unpredictability in this OEM’s performance. Product revenue from our non-OEM partners represented 98% and 93% of our total product revenue for the three months ended March 31, 2013 and 2012, respectively. Product revenue from our OEM partners represented 2% and 7% of our total product revenue for the three months ended March 31, 2013 and 2012, respectively.

Index

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Support and services revenue decreased 14% from $8.7 million for the three months ended March 31, 2012 to $7.5 million for the three months ended March 31, 2013. The decrease in support and services revenue was attributable to decreases in both maintenance and technical support services revenue and professional services revenues.

Maintenance and technical support services revenue decreased from $7.6 million for the three months ended March 31, 2012 to $7.0 million for the three months ended March 31, 2013. Our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended March 31, 2013, the decline in maintenance was primarily attributable to (i) a decline in maintenance revenue from certain legacy OEM customers due to the wind down in our OEM business which commenced in 2009, (ii) a decrease from the previous year in revenue from sales of products that are generally sold with maintenance, and (iii) deeper discounts provided on products in the current economic and competitive environments.

Professional services revenues decreased from $1.1 million for the three months ended March 31, 2012 to $0.5 million for the same period in 2013. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Index

Cost of Revenues

	Three months ended March 31,
	2013	2012
Cost of revenues:
Product	$1,299,654	$2,020,486
Support and service	3,008,403	3,161,356
Total cost of revenues	$4,308,057	$5,181,842

Total Gross Profit	$10,976,760	$14,186,230

Gross Margin:
Product	83%	81%
Support and service	60%	64%
Total gross margin	72%	73%

Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of purchased and capitalized software, shipping and logistics costs, and share-based compensation expense. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, and share-based compensation expense. Cost of product revenue for the three months ended March 31, 2013 decreased $0.7 million, or 36%, to $1.3 million, compared with $2.0 million for the same period in 2012. The decrease in cost of product revenue was primarily attributable to the decline in the number of fully integrated solutions which included hardware appliances as a percentage of all product revenues as compared with the same period in 2012. Our cost of support and service revenues for the three months ended March 31, 2013 decreased $0.2 million, or 5%, to $3.0 million, compared with $3.2 million for the same period in 2012. This decrease was primarily attributable to a decrease in personnel costs as a result of lower headcount during the first quarter of 2013 compared with the same period in 2012.

Total gross profit decreased $3.2 million, or 23%, to $11.0 million for the three months ended March 31, 2013 from $14.2 million for the same period in 2012. Total gross margin decreased to 72% for the three months ended March 31, 2013, from 73% for the same period in 2012. The decrease in our total gross profit for the three months ended March 31, 2013, compared with the same period in 2012, was primarily due to a 21% decrease in our total revenues. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of total revenue for both the three months ended March 31, 2013 and the three months ended March 31, 2012. Share-based compensation expense included in the cost of support and service revenue was $0.1 million for both the three months ended March 31, 2013 and the three months ended March 31, 2012. Share-based compensation expense included in cost of support and service revenue was less than 1% of total revenue for the three months ended March 31, 2013 and March 31, 2012.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.1 million, or 3%, to $4.6 million for the three months ended March 31, 2013, from $4.8 million in the same period in 2012. The decrease in research and development costs was primarily the result of a decline in personnel related costs including share-based compensation expense. These decreases were partially offset by higher capitalization of software development costs in the three months ended March 31, 2012 as no recovery of costs were recorded during the three months ended March 31, 2013 as compared to $0.4 million during the three months ended March 31, 2012. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $0.1 million from $0.3 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Share-based compensation expense included in research and development costs was 1% of total revenue for the three months ended March 31, 2013 and 2% of total revenue for the three months ended March 31, 2012.

Index

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $2.8 million, or 29%, to $6.8 million for the three months ended March 31, 2013, from $9.7 million for the same period in 2012. The decrease in selling and marketing expenses was primarily attributable to (i) a decrease in commissions due to the 27% decline in product revenue compared with the same period in 2012, and (ii) a decrease in salary and personnel costs as a result of lower sales and marketing headcount as well as a decrease in share-based compensation expenses.  Share-based compensation expense included in selling and marketing decreased to $0.3 million from $0.5 million for the three months ended March 31, 2013 and 2012, respectively. Share-based compensation expense included in selling and marketing expenses was equal to 2% of total revenue for the three months ended March 31, 2013, and to 3% of total revenue for the three months ended March 31, 2012.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers’ insurance, legal and professional fees, bad debt expense, and other general corporate overhead costs. General and administrative expenses increased $0.1 million, or 4%, to $3.2 million for the three months ended March 31, 2013, compared with $3.1 million for the same period in 2012. The overall increase within general and administrative expenses was primarily related to an increase in professional fees and other administrative costs which were partially offset by a decrease in bad debt expense and share-based compensation. Share-based compensation expense included in general and administrative expenses was $0.4 million for the three months ended March 31, 2013, compared with $0.6 million for the three months ended March 31, 2012. Share-based compensation expense included in general and administrative expenses was equal to 3% of total revenue for both the three months ended March 31, 2013 and the three months ended March 31, 2012.

Investigation, Litigation and Settlement Related Costs

During the three months ended March 31, 2013, our total investigation, litigation, and settlement related costs totaled $0.1 million, which was comprised of $0.3 million of legal expenses related to the class action and derivative lawsuits which were partially offset by $0.2 million that are expected to be recoverable through insurance. During the three months ended March 31, 2012, our total investigation costs resulted in a net reduction of $1.3 million, which was comprised of (i) $0.4 million of legal fees, and (ii) a $1.7 million accrual reduction of our accrual relating to certain costs associated with the then possible resolution of the government investigations to $5.8 million at March 31, 2012 from $7.5 million as of December 31, 2011. For further information, refer to Note (10) Litigation, to our unaudited condensed consolidated financial statements.

We expect that our operating expenses will continue to be adversely impacted during 2013 due to professional and service provider fees and other costs, resulting from the ongoing stockholder lawsuits.

Index

Interest and Other Loss

We invest our cash primarily in money market funds, government securities, and corporate bonds. As of March 31, 2013, our cash, cash equivalents, and marketable securities totaled $28.2 million, compared with $37.6 million as of March 31, 2012. Interest and other loss decreased $0.2 million to a loss of $0.3 million for the three months ended March 31, 2013 compared with a loss of $0.1 million for the same period in 2012. The decrease in interest and other loss was primarily due to a foreign currency loss of $0.3 million during the three months ended March 31, 2013 compared with a foreign currency loss of $0.2 million for the same period in 2012.

Income Taxes

Our provision for income taxes consists of state, local, and foreign taxes. For both the three months ended March 31, 2013 and March 31, 2012, we recorded an income tax provision of $0.2 million on our pre-tax loss of $4.2 million and $2.2 million, respectively, consisting primarily of state and local and foreign taxes. Our domestic deferred tax assets are realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the three months ended March 31, 2013, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2013 estimated annual effective tax rate. As of March 31, 2013, the valuation allowance totaled approximately $38.3 million.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, goodwill and other intangible assets, software development costs, fair value measurements and litigation.

Revenue Recognition. As discussed further in Note (1) Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements, we recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition. Product revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract, a customer purchase order, and/or a royalty report summarizing software licenses sold for each software license resold by an OEM, distributor or reseller to an end user. Product fees are fixed and determinable as our standard payment terms range from 30 to 90 days, depending on regional billing practices, and we have not provided any of our customers with extended payment terms during the three months ended March 31, 2013. When a customer purchases our integrated solutions and/or licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance based upon vendor-specific objective evidence (“VSOE”) of the fair value of the contractual optional maintenance renewal rate. If professional services are included in our multi-element software arrangements, we allocate a portion of the fee to these services based on its VSOE of fair value which is established using rates charged when sold on a stand-alone basis.

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. We recorded benefits of approximately $0.4 million and $0.6 million for the three months ended March 31, 2013 and March 31, 2012, respectively. These amounts are included within our unaudited condensed consolidated statement of operations in each respective year. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

Index

Income Taxes. As discussed further in Note (1) Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements, in accordance with the authoritative guidance issued by the FASB on income taxes, we regularly evaluate our ability to recover deferred tax assets, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In determining the period in which related tax benefits are realized for financial reporting purposes, excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted.

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

Accounting for Share-Based Payments. As discussed further in Note (1) Summary of Significant Accounting Policies and Note (2) Share-Based Payment Arrangements, to our unaudited condensed consolidated financial statements, we account for share-based awards in accordance with the authoritative guidance issued by the FASB on stock compensation.

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense for our stock option grants. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three months ended March 31, 2013 and 2012 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

As of each of March 31, 2013 and December 31, 2012, we had $4.2 million of goodwill. As of each of March 31, 2013 and December 31, 2012, we had $0.2 million (net of amortization),  of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of March 31, 2013 and December 31, 2012, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

Index

Software Development Costs. As discussed further in Note (1) Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements, we account for software development costs in accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased or marketed.

As of March 31, 2013 and December 31, 2012, we had $1.1 million and $1.2 million, respectively, of software development costs, net of amortization. The authoritative guidance requires that the costs associated with the development of new software products and enhancements to existing software products be expensed as incurred until technological feasibility of the product has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenues from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenues related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenues could impact the recovery of our capitalized software development costs. We amortize software development costs using the straight-line method.

Fair Value Measurement. As discussed further in Note (1) Summary of Significant Accounting Policies and Note (4) Fair Value Measurements, to our unaudited condensed consolidated financial statements, we determine fair value measurements of both financial and nonfinancial assets and liabilities in accordance with the authoritative guidance issued by the FASB on fair value measurements and disclosures.

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

Index

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using an undiscounted cash flow analysis, a non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. There were no instruments classified as Level 3 as of March 31, 2013 or December 31, 2012.

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

Litigation. As discussed further in Note (10) Litigation, to our unaudited condensed consolidated financial statements, in accordance with the authoritative guidance issued by the FASB on contingencies, the Company accrues anticipated costs of settlement, damages and losses for claims to the extent specific losses are probable and estimable. The Company records a receivable for insurance recoveries when such amounts are probable and collectable.  In such cases, there may be an exposure to loss in excess of any amounts accrued.  If, at the time of evaluation, the loss contingency related to a litigation  is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable and, the Company will expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, the Company will accrue the minimum amount of the range.

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Summary of Significant Accounting Policies – New Accounting Pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$(1,792,827)	$389,276
Investing activities	133,705	(320,408)
Financing activities	697,500	202,865
Effect of exchange rate changes	(81,282)	(154,160)

Net (decrease) increase in cash and cash equivalents	$(1,042,904)	$117,573

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balance as of March 31, 2013 totaled $28.2 million, compared with $29.9 million as of December 31, 2012. Cash and cash equivalents totaled $17.6 million, restricted cash totaled $0.8 million and marketable securities totaled $9.8 million at March 31, 2013. As of December 31, 2012, we had $18.7 million in cash and cash equivalents, $0.8 million in restricted cash and $10.5 million in marketable securities.

Index

As of March 31, 2013 and December 31, 2012, the Company had $0.8 million of restricted cash. The restricted cash serves as collateral related to deposit service indebtedness with the Company’s commercial bank.

Over the past several years, we have been through multiple transitions, which included various senior management changes, new sales leadership in all of our regions, changes within our North American sales force structure, and restructurings. We continually evaluate our cost structure to ensure our resources are aligned to effectively execute our long-term growth strategy, drive operational efficiencies and support the anticipated revenue level we expect to achieve on a go forward basis, and that we have the appropriate headcount levels to properly align all of our resources with our current and long-term outlook. We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may use our cash for these purposes. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such license purchases or acquisitions.

As discussed further in Part II, Item 1 – Legal Proceedings of this quarterly report on Form 10-Q, in June 2012, we settled charges arising from investigations conducted by the United States Attorney’s Office and the Securities and Exchange Commission for a total of $5.8 million. During 2012, we paid $4.1 million of the $5.8 million investigation settlement, with the balance of $1.7 million due in December 2013.

In addition, as discussed further in in Part II, Item 1 – Legal Proceedings of this quarterly report on Form 10-Q, we are among the defendants named in class action and derivative lawsuits. In accordance with our by-laws and Delaware law, we have been paying for the costs of defense of these actions for the other named defendants. If liability is ultimately assessed some of the other named defendants may be entitled to claim indemnification from us. We have incurred, and continue to incur significant expenses, primarily for legal counsel, due to the class action and derivative lawsuits. In January, 2013, the parties to the Class Action reached an agreement in principle to settle the Class Action.  Pursuant to a Memorandum of Understanding signed by counsel for the class plaintiffs and by counsel for all defendants, we will pay $5.0 million to settle the Class Action. This amount includes damages, plaintiffs’ attorneys’ fees, and costs of administration of the settlement. We expect to pay this settlement, if approved, primarily with  cash on hand and to a lesser extent anticipated insurance proceeds. In accordance with the Memorandum of Understanding, a stipulation of settlement and a joint motion for preliminary approval of the settlement will be submitted to the court for its approval. Final settlement of the Class Action is subject to certain conditions and to approval by the court. We cannot predict if or when the court might approve the settlement. Certain of the defendants may be entitled to indemnification by us under the laws of Delaware and/or our by-laws. In addition, we may be entitled to seek the recovery of certain costs and payments from certain former Company employees. On March 5, 2013, the Derivative Action was dismissed as to all defendants except for Jason Lin. The stockholder plaintiffs have filed a notice of appeal of that dismissal.

At various times from October 2001 through February 2009 our Board of Directors authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. We did not repurchase any of our outstanding common stock during each of the three months ended March 31, 2013 and 2012. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. See Note (7) Stockholders’ Equity to our unaudited condensed consolidated financial statements for further information.

Net cash (used in) provided by operating activities totaled ($1.8) million and $0.4 million for the three months ended March 31, 2013 and March 31, 2012, respectively. The decrease in net cash provided by operating activities during the three months ended March 31, 2013, compared with the same period in 2012, was partially the result of our net loss of $4.4 million compared with a net loss of $2.4 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to stock-based compensation, depreciation, amortization, and provisions for returns and doubtful accounts; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, prepaid expenses, inventory, accounts payable, accrued expenses and deferred revenues.

Index

Net cash provided by (used in) investing activities was $0.1 million and ($0.3) million for the three months ended March 31, 2013 and the three months ended March 31, 2012, respectively. Included in investing activities for both the three months ended March 31, 2013 and the three months ended March 31, 2012, are the sales and purchases of our marketable securities, which include the sales, maturities and reinvestment of our marketable securities. The net cash provided by (used in) investing activities from the net sales of securities was $0.7 million for the three months ended March 31, 2013, and $0.3 million for the same period in 2012. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $0.6 million for the three months ended March 31, 2013 and $0.2 million for the same period in 2012. The cash used in the capitalization of software development costs was $0.4 million for the three months ended March 31, 2012. There were no capitalized software development costs during the three months ended March 31, 2013. We continually evaluate potential software license purchases and acquisitions, and we may continue to make such investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2013, compared with net cash provided by financing activities of $0.2 million for the same period in 2012. Cash inflows from financing activities primarily result from the proceeds received from the exercise of stock options. During the three months ended March 31, 2013 and the three months ended March 31, 2012, we received proceeds from the exercise of stock options of $0.7 million and $0.2 million, respectively.

We currently do not have any debt and our only significant commitments are related to our employment agreement with James P. McNiel, our President and Chief Executive Officer, the $1.7 million remaining settlement payment to the United States Attorney’s Office, which is due in December 2013 and our office leases. In addition, on January 20, 2013, we announced we had reached a proposed settlement of the Class Action lawsuit between the Company and class plaintiffs for $5.0 million which is pending approval by the court. We cannot predict if or when the court might approve the settlement.

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

As of March 31, 2013 and December 31, 2012, we had no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $28.2 million as of March 31, 2013. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 65% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at March 31, 2013.

Index

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For both the three months ended March 31, 2013 and 2012, approximately 58% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won, the New Taiwanese Dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at March 31, 2013, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.2 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

See the discussion of the Company’s material litigation in Note (10) – Litigation to the unaudited condensed consolidated financial statements, which is incorporated by reference in the Item 1.

Item 1A.	Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”). The information below sets forth additional risk factors or risk factors that have had material changes since the 2012 10-K, and should be read in conjunction with Item 1A of the 2012 10-K.

Index

We have had fifteen consecutive quarters of losses and there is no guarantee that we will return to profitability.

We have incurred losses in each of the last fifteen quarters. While we have taken steps to try reduce or eliminate the losses – such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products – there is no guarantee that we will be successful and return to profitability. As of March 31, 2013, we had approximately $28.2 million in cash, cash equivalents and marketable securities. If our losses continue we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of March 31, 2013, we had outstanding options to purchase 10,876,047 shares of our common stock, and we had an aggregate of 118,030 outstanding restricted shares and restricted stock units. If all of these outstanding options were exercised, and all of the outstanding restricted stock and restricted stock units vested, the proceeds to the Company would average $4.67 per share. We also had 2,645,421 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (2) Share-Based Payment Arrangements to our unaudited condensed consolidated financial statements.

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

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended March 31, 2013, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $1.73 and $3.80. Subsequently to March 31, 2013, the closing market price of our common stock has been as low as $1.36. The market price of our common stock may be significantly affected by the following factors:

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

Index

•
announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, strategic alternatives,  joint ventures, licensing arrangements or capital commitments;

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

On May 9, 2013, the Company granted options to purchase Company common stock at an exercise price of $1.36 per share, and in the amounts and to the Executive Officers set forth below:

Name	Stock Options
Seth Horowitz – Executive Vice President, General Counsel and Secretary	90,000
Louis J. Petrucelly – Executive Vice President, Chief Financial Officer and Treasurer	95,000
Gary Quinn – Executive Vice President and Chief Operating Officer	25,000
Bernie Wu – Executive Vice President of Business Development	40,000

On May 9, 2013, the compensation for Gary Quinn, the Company’s Executive Vice President and Chief Operating Officer, was changed by adding a component for the payment to Mr. Quinn of commissions based on the Company’s Asia-Pacific and Europe/Middle East/Africa regions reaching certain defined sales targets.

Index

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 9, 2013. A total of 30,905,814 shares of Common Stock, or 64% of the outstanding shares, were represented in person or by proxy.

James P. McNiel was elected to serve as a director of the Company for a term expiring in 2016 with 16,121,838 shares voted in favor, 1,804,177 shares withheld and 12,979,799 broker non-votes.

Barry Rubenstein was elected to serve as a director of the Company for a term expiring in 2016 with 16,099,060 shares voted in favor, 1,826,955 shares withheld and 12,979,799 broker non-votes.

The FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan was approved with 12,397,229 shares voted in favor, 4,950,949 shares voted against, 577,837 shares abstained, and 12,979,799 broker non-votes.

The selection of KPMG LLP as the independent registered public accounting firm for the Company was ratified with 30,518,573 shares voted in favor, 276,998 shares voted against, 110,243 shares abstained and 0 broker non-votes.

The terms of office of Company directors Steven R. Fischer, Alan W. Kaufman, Irwin Lieber and Eli Oxenhorn did not expire prior to this annual meeting of stockholders and each remains a director of the Company.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in XBLR (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Balance Sheets – March 31, 2013 and December 31, 2012.

(ii) unaudited Condensed Consolidated Statement of Operations – Three Months Ended March 31, 2013 and 2012.

(iii) unaudited Condensed Consolidated Statement of Comprehensive Loss – Three Months Ended March 31, 2013 and 2012

(iv) unaudited Condensed Consolidated Statement of Cash Flows – Three Months Ended March 31, 2013 and 2012.

(v) Notes to unaudited Condensed Consolidated Financial Statements –March 31, 2013.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Louis J. Petrucelly
Louis J. Petrucelly
Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

/s/ James P. McNiel
James P. McNiel
May 9, 2013	President and Chief Executive Officer (principal executive officer)

Index