Form 10-Q
period 2013-06-30
FALCONSTOR SOFTWARE INC
filed 2013-08-09
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of Common Stock outstanding as of July 31, 2013 was 48,014,717.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

Index

PART I.    FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,293,780	$18,651,468
Restricted cash	750,000	750,000
Marketable securities	7,838,590	10,530,942
Accounts receivable, net of allowances of $419,332 and $940,101, respectively	9,737,521	14,130,302
Prepaid expenses and other current assets	2,556,121	2,796,665
Inventory	904,198	642,819
Deferred tax assets, net	407,008	464,031
Total current assets	35,487,218	47,966,227

Property and equipment, net of accumulated depreciation of $17,260,956 and $16,131,570, respectively	3,930,107	3,980,679
Deferred tax assets, net	86,465	86,465
Software development costs, net	1,245,126	1,161,822
Other assets, net	2,432,546	2,185,148
Goodwill	4,150,339	4,150,339
Other intangible assets, net	178,978	174,426
Total assets	$47,510,779	$59,705,106

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,076,073	$2,801,372
Accrued expenses	14,363,908	16,720,582
Deferred revenue, net	17,524,607	17,831,653
Total current liabilities	33,964,588	37,353,607

Other long-term liabilities	2,689,636	2,618,818
Deferred tax liabilities, net	175,647	167,875
Deferred revenue, net	5,174,282	6,311,865
Total liabilities	42,004,153	46,452,165

Commitments and contingencies

Stockholders' equity:
Preferred stock - $.001 par value, 2,000,000 shares authorized Common stock - $.001 par value, 100,000,000 shares authorized, 56,019,952 and 55,615,972 shares issued, respectively and 48,014,717 and 47,610,737 shares outstanding, respectively	56,020	55,616
Additional paid-in capital	164,502,458	162,673,833
Accumulated deficit	(110,497,857)	(100,910,119)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,637,656)	(1,650,050)
Total stockholders' equity	5,506,626	13,252,941
Total liabilities and stockholders' equity	$47,510,779	$59,705,106

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues:
Product revenues	$6,542,429	$7,835,568	$14,301,885	$18,498,521
Support and services revenues	7,431,710	8,630,633	14,957,071	17,335,752
Total revenues	13,974,139	16,466,201	29,258,956	35,834,273

Cost of revenues:
Product	963,102	1,787,186	2,262,756	3,807,672
Support and service	2,861,992	3,091,055	5,870,395	6,252,411
Total cost of revenues	3,825,094	4,878,241	8,133,151	10,060,083

Gross profit	$10,149,045	$11,587,960	$21,125,805	$25,774,190

Operating expenses:
Research and development costs	4,395,823	4,848,500	9,044,432	9,627,675
Selling and marketing	6,879,315	9,189,953	13,719,886	18,874,598
General and administrative	3,361,881	3,018,154	6,608,948	6,129,029
Investigation, litigation, and settlement related costs	62,392	851,123	176,458	(439,797)
Total operating expenses	14,699,411	17,907,730	29,549,724	34,191,505

Operating loss	(4,550,366)	(6,319,770)	(8,423,919)	(8,417,315)

Interest and other loss, net	(487,176)	(105,533)	(817,966)	(244,864)

Loss before income taxes	(5,037,542)	(6,425,303)	(9,241,885)	(8,662,179)

Provision for income taxes	169,751	195,283	345,853	407,815

Net loss	$(5,207,293)	$(6,620,586)	$(9,587,738)	$(9,069,994)

Basic net loss per share	$(0.11)	$(0.14)	$(0.20)	$(0.19)

Diluted net loss per share	$(0.11)	$(0.14)	$(0.20)	$(0.19)

Weighted average basic shares outstanding	47,996,027	47,472,909	47,929,799	47,258,696

Weighted average diluted shares outstanding	47,996,027	47,472,909	47,929,799	47,258,696

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2013	2012	2013	2012

Net loss	$(5,207,293)	$(6,620,586)	$(9,587,738)	$(9,069,994)

Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation	(19,737)	(34,261)	14,790	(163,860)
Net unrealized gains on marketable securities	(5,457)	13,513	(1,450)	58,357
Net minimum pension liability	3,612	1,669	(946)	7,120
Total other comprehensive income (loss), net of taxes (benefits):	(21,582)	(19,079)	12,394	(98,383)

Total comprehensive loss, net	$(5,228,875)	$(6,639,665)	$(9,575,344)	$(9,168,377)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(9,587,738)	$(9,069,994)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	1,369,782	1,702,187
Share-based payment compensation	1,131,530	2,508,448
Non-cash professional services expenses	-	29,930
Realized gain on marketable securities	(3,199)	(546)
Provision for returns and doubtful accounts	(378,923)	(325,591)
Deferred income tax provision	(7,772)	7,928
Changes in operating assets and liabilities:
Accounts receivable	4,791,340	9,248,544
Prepaid expenses and other current assets	281,372	43,214
Inventory	(261,379)	668,363
Other assets	(39,742)	(20,718)
Accounts payable	(712,032)	(222,903)
Accrued expenses and other liabilities	(2,168,298)	(6,202,916)
Deferred revenue	(1,237,922)	(837,581)

Net cash used in operating activities	(6,822,981)	(2,471,635)

Cash flows from investing activities:
Sales of marketable securities	7,480,733	11,818,443
Purchases of marketable securities	(4,789,832)	(7,341,816)
Purchases of property and equipment	(1,116,911)	(1,612,104)
Capitalized software development costs	(247,429)	(461,555)
Security deposits	(250,000)	(41,746)
Purchase of intangible assets	(61,781)	(44,610)

Net cash provided by investing activities	1,014,780	2,316,612

Cash flows from financing activities:
Proceeds from exercise of stock options	697,500	624,155

Net cash provided by financing activities	697,500	624,155

Effect of exchange rate changes on cash and cash equivalents	(246,987)	(242,694)

Net (decrease) increase in cash and cash equivalents	(5,357,688)	226,438

Cash and cash equivalents, beginning of period	18,651,468	16,257,694

Cash and cash equivalents, end of period	$13,293,780	$16,484,132

Cash paid/(refund received) for income taxes, net	$(132,217)	$528,714

The Company did not pay any interest for the six months ended June 30, 2013 and 2012.
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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2013, and the results of its operations for the three and six months ended June 30, 2013 and 2012. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Index

(f)    Cash Equivalent, Restricted Cash and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of June 30, 2013 and December 31, 2012, the Company’s cash equivalents consisted of money market funds.  At June 30, 2013 and December 31, 2012, the fair value of the Company’s cash equivalents amounted to approximately $5.5 million and $4.3 million, respectively.

As of June 30, 2013 and December 31, 2012, the Company had $0.8 million of restricted cash. The restricted cash serves as collateral related to deposit service indebtedness with the Company’s commercial bank. As of June 30, 2013 and December 31, 2012, the Company did not have any debt service indebtedness with the Company’s bank.

As of June 30, 2013 and December 31, 2012, the Company’s marketable securities consisted of corporate bond and government securities. As of June 30, 2013 and December 31, 2012, the fair value of the Company’s current marketable securities was approximately $7.8 million and $10.5 million, respectively. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded within interest and other loss, net in the condensed consolidated statement of operations. See Note (5) Marketable Securities for additional information.

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

As of June 30, 2013 and December 31, 2012, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated carrying value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

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

The Company has entered into various distribution, licensing and joint promotion agreements with OEMs, whereby the Company has provided to the OEM a non-exclusive software license to install the Company’s software on certain hardware or to resell the Company’s software in exchange for payments based on the products distributed by these OEMs. Such payments from these OEMs or distributors are recognized as revenue in the period reported by the OEM.

(i)   Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). For the three months ended June 30, 2013 and 2012, depreciation expense was $561,448 and $709,241, respectively.  For the six months ended June 30, 2013 and 2012, depreciation expense was $1,148,428 and $1,506,800, respectively. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

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

Index

For the three months ended June 30, 2013 and 2012, amortization expense was $27,687 and $29,862, respectively. For the six months ended June 30, 2013 and 2012, amortization expense was $57,229 and $58,249, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
	2013	2012

Goodwill	$4,150,339	$4,150,339

Other intangible assets:
Gross carrying amount	$3,190,369	$3,128,588
Accumulated amortization	(3,011,391)	(2,954,162)
Net carrying amount	$178,978	$174,426

(k)   Software Development Costs

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current revenue of the related products to total current and anticipated future revenue of these products.  During the three and six months ended June 30, 2013, the Company capitalized $247,429 of costs associated with software development projects. During the three and six months ended June 30, 2012, the Company capitalized $73,921 and $461,555, respectively, of costs associated with software development projects. During the three months ended June 30, 2013 and 2012, the Company recorded $82,063 and $78,983, respectively, of amortization expense related to capitalized software costs. During the six months ended June 30, 2013 and 2012, the Company recorded $164,125 and $137,138, respectively, of amortization expense related to capitalized software costs.

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

During the three months ended June 30, 2013 and 2012, foreign currency transactional losses totaled approximately $0.5 million and $0.1 million, respectively.  During the six months ended June 30, 2013 and 2012, foreign currency transactional losses totaled approximately $0.8 million and $0.3 million, respectively.

(p)   Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and restricted stock unit awards outstanding. Due to the net loss for the three and six months ended June 30, 2013 and 2012, all common stock equivalents, totaling 11,323,575 and 12,377,225, respectively, were excluded from diluted net loss per share because they were anti-dilutive.

Index

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(5,207,293)	47,996,027	$(0.11)	$(6,620,586)	47,472,909	$(0.14)

Effect of dilutive securities:
Stock options and restricted stock		-			-

Diluted EPS	$(5,207,293)	47,996,027	$(0.11)	$(6,620,586)	47,472,909	$(0.14)

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS	$(9,587,738)	47,929,799	$(0.20)	$(9,069,994)	47,258,696	$(0.19)

Effect of dilutive securities:
Stock options and restricted stock		-			-

Diluted EPS	$(9,587,738)	47,929,799	$(0.20)	$(9,069,994)	47,258,696	$(0.19)

(q)  Investments

As of June 30, 2013 and December 31, 2012, the Company maintained certain cost-method investments aggregating approximately $0.9 million, which are included within “other assets, net” in the accompanying condensed consolidated balance sheets. During the three and six months ended June 30, 2013 and 2012, the Company did not recognize any impairment charges related to any of its cost-method investments. See Note 12 Subsequent Events for further information.

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

 (2)  Share-Based Payment Arrangements

On May 9, 2013, the Company’s stockholders adopted the FalconStor Software, Inc. 2013 Outside Directors Equity Compensation Plan (the “2013 Plan”). The 2013 Plan is administered by the Board of Directors and provides for the issuance of up to 400,000 shares of Company’s common stock upon the vesting of options or upon the grant of shares with such restrictions as determined by the Board of Directors to the non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. Shares of restricted stock have the terms and conditions set by the Board of Directors and are forfeitable until the terms of the grant have been satisfied.

Index

The following table summarizes the plans under which the Company was able to grant equity compensation as of June 30, 2013:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares

FalconStor Software, Inc., 2006 Incentive Stock Plan	12,224,133	1,169,323	8,411,478	May 17, 2016

FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	400,000	350,000	50,000	May 9, 2016

On July 1, 2013, the total shares available for issuance under the FalconStor Software, Inc., 2006 Incentive Stock Plan (the “2006 Plan”) totaled 1,169,323. Pursuant to the 2006 Plan, if, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2006 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2013, the total number of outstanding shares of the Company’s common stock totaled 48,014,717. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 1,231,413 shares from 1,169,323 to 2,400,736 shares available for issuance as of July 1, 2013.

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of June 30, 2013:

	Shares Available	Shares
Name of Plan	for Grant	Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	--	1,646,397

2004 Outside Directors Stock Option Plan	--	190,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	--	170,000

Stand-Alone Stock Option Agreement between the Company and James P. McNiel	--	805,200

FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan	--	50,500

All outstanding stock options granted under the Company’s equity plans have terms of ten years from the date of grant.

Index

The following table summarizes stock option activity during the six months ended June 30, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2012	11,360,842	$4.66

Granted	70,000	$2.31
Exercised	(310,000)	$2.25
Forfeited	(224,795)	$4.56
Expired	(20,000)	$3.96

Options Outstanding at March 31, 2013	10,876,047	$4.72	6.13	$1,136,141

Granted	1,812,000	$1.38
Exercised	-	$0.00
Forfeited	(1,334,592)	$4.04
Expired	(152,500)	$5.44

Options Outstanding at June 30, 2013	11,200,955	$4.25	5.93	$15,505

Options Exercisable at June 30, 2013	7,173,298	$5.46	4.10	$-

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the three months ended June 30, 2013 and 2012 was $0 and $421,290, respectively. The total cash received from stock option exercises for the six months ended June 30, 2013 and 2012 was $697,500 and $624,155, respectively. The total intrinsic value of stock options exercised during the three months ended June 30, 2013 and 2012 was $0 and $188,609, respectively.  The total intrinsic value of stock options exercised during the six months ended June 30, 2013 and 2012 was $121,819 and $266,862, respectively.

 The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Cost of revenues - Product	$50	$49	$99	$99
Cost of revenues - Support and Service	53,936	(21,124)	104,192	49,844
Research and development costs	87,028	125,231	221,938	444,188
Selling and marketing	(11,848)	398,031	272,190	884,656
General and administrative	111,629	587,889	533,111	1,159,591
	$240,795	$1,090,076	$1,131,530	$2,538,378

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

Index

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Directors, officers and employees	$32,551	$130,164	$95,748	$407,580
Non-employee consultants	-	-	-	-
	$32,551	$130,164	$95,748	$407,580

As of June 30, 2013, an aggregate of 2,926,068 shares of restricted stock awards had been issued, of which, 2,325,817 had vested and 477,631 had been forfeited. As of June 30, 2012, an aggregate of 2,871,054 shares of restricted stock awards had been issued, of which, 2,193,552 had vested and 464,889 had been forfeited.

As of June 30, 2013, an aggregate of 90,412 restricted stock units had been issued, of which 79,065 had vested and 11,347 had been canceled.  As of June 30, 2012, an aggregate of 90,412 restricted stock units had been issued, of which 78,555 had vested and 11,347 had been canceled.

The following table summarizes the activity for restricted stock awards during the three and six months ended June 30, 2013:

Number of
Restricted Stock
Awards

Non-Vested at December 31, 2012	171,190

Granted	-
Vested	(48,570)
Forfeited	(4,590)

Non-Vested at March 31, 2013	118,030

Granted	50,000
Vested	(45,410)
Forfeited	-

Non-Vested at June 30, 2013	122,620

Restricted stock awards and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the three months ended June 30, 2013 and 2012 was $64,361 and $178,592, respectively. The total intrinsic value of restricted stock for which the restrictions lapsed during the six months ended June 30, 2013 and 2012 was $185,497 and $1,038,739, respectively.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Non-qualified stock options	$-	$(25,262)	$-	$29,930
Restricted stock awards	-	-	-	-
	$-	$(25,262)	$-	$29,930

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

As of June 30, 2013, there was approximately $3,905,864 of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s equity plans.

(3)    Income Taxes

The Company’s provision for income taxes consists of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the six months ended June 30, 2013 and June 30, 2012, the Company recorded an income tax provision of $0.3 million on its pre-tax loss of $9.2 million and $0.4 million on its pre-tax loss of $8.7 million, respectively, consisting primarily of state and local and foreign taxes. The effective tax rate for the six months ended June 30, 2013 was (3.7%). As of June 30, 2013, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2013 estimated annual effective tax rate. As of June 30, 2013, the valuation allowance totaled approximately $40.3 million.

The Company’s total unrecognized tax benefits, excluding interest and penalties for June 30, 2013 and December 31, 2012 were approximately $5.1 million. At June 30, 2013, $2.5 million including interest, if recognized, would reduce the Company’s effective tax rate. As of June 30, 2013 and December 31, 2012, the Company recorded an aggregate of approximately $446,000 and $373,000, respectively, of accrued interest and penalties.

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

Index

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at June 30, 2013 and December 31, 2012 totaled $5.5 million and $4.3 million, respectively, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes government securities and corporate debt securities, which at June 30, 2013 and December 31, 2012 totaled $7.8 million and $10.5 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of June 30, 2013 or December 31, 2012.

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

Items Measured at Fair Value on a Recurring Basis

       The following table presents the Company’s assets that are measured at fair value on a recurring basis at June 30, 2013:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$5,501,965	$5,501,965	$-	$-
Total cash equivalents	5,501,965	5,501,965	-	-

Marketable securities:
Corporate debt and government securities	7,838,590	-	7,838,590	-
Total marketable securities	7,838,590	-	7,838,590	-

Total assets measured at fair value	$13,340,555	$5,501,965	$7,838,590	$-

Index

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2012:

		Fair Value Measurements at Reporting Date Using

		Quoted Prices in		Significant
		Active Markets for	Significant other	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market funds	$4,285,309	$4,285,309	$-	$-
Total cash equivalents	4,285,309	4,285,309	-	-

Marketable securities:
Corporate debt and government securities	10,530,942	-	10,530,942	-
Total marketable securities	10,530,942	-	10,530,942	-

Total assets measured at fair value	$14,816,251	$4,285,309	$10,530,942	$-

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

The cost and fair values of the Company’s available-for-sale marketable securities as of June 30, 2013, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains

Government securities	$7,838,590	$7,833,830	$4,760
Corporate debt securities	-	-	-
	$7,838,590	$7,833,830	$4,760

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2012, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains

Government securities	$8,328,392	$8,324,372	$4,020
Corporate debt securities	2,202,550	2,200,360	2,190
	$10,530,942	$10,524,732	$6,210

Index

(6)    Inventories

Inventories consist of component materials and finished systems. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. Component material consists of certain key replacement parts for the finished systems. Inventories are as follows:

	June 30,	December 31,
	2013	2012

Component materials	$15,365	$18,989
Finished systems	888,833	623,830
Total Inventory	$904,198	$642,819

As of June 30, 2013 and December 31, 2012, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

(7)    Stockholders’ Equity

Stock Repurchase Activity

At various times from October 2001 through February 2009, the Company’s Board of Directors authorized the repurchase of up to 14 million shares of the Company’s outstanding common stock in the aggregate.

During the six months ended June 30, 2013 and 2012, the Company did not repurchase any shares of its common stock. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339.

Preferred Stock

The Company is authorized to issue two million shares of $0.001 par value preferred stock. No preferred stock has been issued or outstanding for any period presented. See Note 12 Subsequent Events for further information.

(8)    Commitments and Contingencies

During the second quarter of 2013 the Company signed a new operating lease covering its corporate office facility that expires in April 2021. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2013 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of June 30, 2013:

2013	$1,397,075
2014	2,460,386
2015	1,687,643
2016	1,512,699
2017	1,462,447
Thereafter	5,036,525
$13,556,775

Index

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. To date, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on guarantees. As of June 30, 2013 and 2012, there were no claims outstanding under such indemnification provisions.

On July 23, 2013, the Company entered into an Employment Agreement (“Quinn Employment Agreement”) with Gary Quinn. Pursuant to the Quinn Employment Agreement, the Company agreed to employ Mr. Quinn as President and Chief Executive Officer of the Company effective July 23, 2013 through July 22, 2015, at an annual salary of $400,000 per annum. The Quinn Employment Agreement also provides for the grant of 500,000 restricted shares which will vest over a two-year period at 50% and 50% annually. The 500,000 restricted shares were granted to Mr. Quinn by the Company’s Compensation Committee on August 5, 2013.

On June 28, 2013, the President and Chief Executive Officer, and a Director, of FalconStor Software, Inc. (the “Company”), James P. McNiel, resigned from all of his positions with the Company, effective immediately. The Company also entered into a Severance Agreement and General Release (the “Agreement”), with Mr. McNiel.  Pursuant to the Agreement, among other things, the Company agreed to pay to Mr. McNiel $400,000 in severance pay and to purchase certain office furniture from Mr. McNiel for $20,000. These payments were made in July 2013.

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

As of June 30, 2013, the Company had a total of $1.7 million of payables outstanding relating to its settlement with the United States Attorney’s Office, which is to be paid in December 2013. In addition, on January 20, 2013, the Company announced that it had reached a proposed settlement of the Class Action lawsuit between the Company and class plaintiffs for $5.0 million. Court approval of the settlement is required. A joint stipulation of settlement and motion for preliminary approval of the settlement was filed with the Court on June 14, 2013, and as of the date of the filing of this quarterly report on Form 10-Q, no ruling has been made.

Index

(9)   Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended June 30, 2013 are as follows:

		Net Unrealized
	Foreign Currency	Gains on Marketable	Net Minimum
	Translation	Securities	Pension Liability	Total

Accumulated other comprehensive (loss) income at March 31, 2013	$(1,566,611)	$10,217	$(59,680)	$(1,616,074)

Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(19,737)	(2,258)	1,471	(20,524)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(3,199)	2,141	(1,058)
Total other comprehensive (loss) income	(19,737)	(5,457)	3,612	(21,582)

Accumulated other comprehensive (loss) income at June 30, 2013	$(1,586,348)	$4,760	$(56,068)	$(1,637,656)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the six months ended June 30, 2013 are as follows:

		Net Unrealized
	Foreign Currency	Gains on Marketable	Net Minimum
	Translation	Securities	Pension Liability	Total

Accumulated other comprehensive (loss) income at January 1, 2013	$(1,601,138)	$6,210	$(55,122)	$(1,650,050)

Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	14,790	1,749	(5,229)	11,310
Amounts reclassified from accumulated other comprehensive income	-	(3,199)	4,283	1,084
Total other comprehensive income (loss)	14,790	(1,450)	(946)	12,394

Accumulated other comprehensive (loss) income at June 30, 2013	$(1,586,348)	$4,760	$(56,068)	$(1,637,656)

For the three and six months ended June 30, 2013, the amounts reclassified to net loss related to the Company’s defined benefit plan. These amounts are included within “Operating loss” within the condensed consolidated statements of operations.

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

As of June 30, 2013, the Company has paid a total of $4.1 million of the total $5.8 million, for which the Company had previously accrued. The balance of $1.7 million is payable in December 2013.

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

In January, 2013, the parties to the Class Action reached an agreement in principle to settle the Class Action.  Pursuant to a Memorandum of Understanding signed by counsel for the class plaintiffs and by counsel for all defendants, the Company will pay $5.0 million to settle the Class Action. This amount includes damages, plaintiffs’ attorneys’ fees, and costs of administration of the settlement. The Company expects to pay this settlement with a combination of cash on hand and insurance proceeds. A stipulation of settlement and a joint motion for preliminary approval of the settlement were submitted to the court for its approval on June 14, 2013.  Final settlement of the Class Action is subject to certain conditions and to approval by the court.  We cannot predict if or when the court might approve the settlement. Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or our by-laws.

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

Index

On March 5, 2013, the Suffolk County Division of the Supreme Court of the State of New York granted a motion made by all of the defendants in the Derivative Action, except Mr. Lin, and dismissed the Derivative Action as to all defendants other than Mr. Lin. The stockholders have filed a notice of appeal of the dismissal of the Derivative Action. The Company cannot predict when the  appeal will be resolved or the ultimate  outcome of the matter.  Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or the Company’s by-laws.

The Company has insurance policies that were purchased to cover, among other things, lawsuits like the Class Action and the Derivative Action. The Company’s Directors and Officers (“D&O”) Insurance, is composed of more than one layer, each layer written by a different insurance company.  However, the events that gave rise to the claims in the Class Action and the Derivative Action caused the Company’s insurers to reserve their rights to disclaim, rescind, or otherwise not be obligated to provide coverage to the Company and certain other insureds under the policies.  In light of these uncertainties, the Company has entered into settlements with two of its insurers.  Pursuant to these settlements, the Company will not receive repayment of all amounts it might otherwise have received.

In October, 2012, the Company entered into an agreement with the carrier of the first $5.0 million layer of the Company’s D&O insurance.  Pursuant to this agreement, the Company accepted a payment of $3.9 million from the first layer insurance carrier in satisfaction of the carrier’s obligations to the Company under the first layer D&O insurance policy.  In addition, as part of the October 2012 agreement with the carrier, the Company agreed to indemnify the carrier of the first layer of D&O insurance against potential claims by certain named insured persons under the first layer D&O insurance policy. The Company cannot predict the likelihood or the outcome of any such claims by the named insureds.

Because the carrier of the next layer of insurance would not be obligated to make payment to the Company until the full $5.0 million first layer limit had been exhausted, this means that the Company is responsible for $1.1 million out of pocket before it can again seek reimbursement from its insurers.

On July 31, 2013, after the close the second quarter, the Company entered into an agreement with the carrier of the second $5.0 million layer of the Company’s D&O insurance.  Pursuant to the agreement, the insurer agreed to pay seventy five percent (75%) of the Company’s losses attributable to the Class Action and the Derivative Action above the first $5.25 million of such losses. In addition, as part of the July 31, 2013 agreement with the carrier, the Company agreed to indemnify the carrier of the second layer of D&O insurance against potential claims by certain named insured persons under the second layer D&O insurance.  The agreement with the carrier is contingent on final approval of the Class Action settlement. The Company cannot predict the likelihood or the outcome of any such claims by the named insureds.

While, at present, the Company does not believe that the amounts it will pay in connection with the Class Action and the Derivative Action will exceed the limits of the first two layers of its coverage, there can be no assurance that if the Company seeks recovery from the additional layers, the recovery the Company makes on the remainder of its insurance will be adequate to cover the costs of its defense or settlement of the Class Action, or any damages that might ultimately be awarded against the Company or anyone to whom the Company might owe indemnification if the settlement is not approved by the court.  The Company’s insurers may deny coverage under the policies. If the Company’s insurance recovery is not adequate to cover the costs of defense, settlement, damages and/or indemnification, or its insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on its financial results, its cash flows and its cash balances.

Index

The Company’s remaining insurers may deny coverage under the policies. If the plaintiffs are awarded damages and the Company’s insurance is not adequate to cover the amounts, or its insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on our financial results, our cash flow and our cash reserves.

To date, the Company has recorded $7.0 million of total costs associated with the Class Action and the Derivative Actions. The Company has recorded a liability in the amount of $5.2 million in “accrued expenses” in the condensed consolidated balance sheets as of June 30, 2013 which includes estimated costs of resolutions and legal fees for both the Class Action and the Derivative Action to date. As a result of the agreement reached with the insurance carrier for the first layer of the Company’s D&O insurance carrier in the prior year, the Company has recorded an insurance recovery in 2012 of approximately $3.9 million of legal expenses previously incurred related to the class action and derivative lawsuits as well as the potential settlement of the class action lawsuit. The $3.9 million insurance recovery was reimbursed by the Company’s insurance carrier during 2012. As a result of the agreement reached with the insurer of the Company’s next layer of D&O insurance regarding that insurer’s obligations to the Company, the Company has recorded a $1.3 million receivable in “prepaid expenses and other current assets” in the condensed consolidated balance sheet as of June 30, 2013 as collection is deemed probable.

During the three and six months ended June 30, 2013, our total investigation, litigation, and settlement related costs consisted of $0.1 million and $0.2 million, respectively, of net legal expenses related to the class action and derivative lawsuits that are not recoverable through insurance.

Avazpour Litigation

The Company is the defendant in an action brought by Avazpour Networking Services, Inc., and its former principals (collectively, “Avazpour”), pending in the United States District Court for the Eastern District of New York. Avazpour alleged that the Company gave grossly negligent advice in connection with an upgrade of Avazpour’s storage system resulting in damages to Avazpour and breached its contract with Avazpour.   On March 13, 2013, the Court granted the Company’s motion to dismiss all of the claims except for the claim of breach of contract.  In June, 2013, the Company and the Avazpour reached an agreement in principle to settle the claim for $250,000.  This amount will be paid by the Company’s insurers.

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

(11) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three and six months ended June 30, 2013 and 2012, and the location of long-lived assets as of June 30, 2013 and December 31, 2012, are summarized as follows:

Index

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues:	2013	2012	2013	2012

Americas	$5,195,655	$7,085,505	$11,631,581	$15,201,737
Asia Pacific	4,715,039	4,833,526	9,111,042	10,744,801
Europe, Middle East, Africa and Other	4,063,445	4,547,170	8,516,333	9,887,735

Total Revenues	$13,974,139	$16,466,201	$29,258,956	$35,834,273

	June 30,	December 31,
Long-lived assets:	2013	2012

Americas	$10,541,103	$10,263,056
Asia Pacific	918,148	1,041,470
Europe, Middle East, Africa and Other	564,310	434,353

Total long-lived assets	$12,023,561	$11,738,879

For the three months ended June 30, 2013 and 2012, the Company had two customers that accounted for 10% or more of total revenues. As of June 30, 2013, the Company had two customers that accounted for 14% and 10% of the accounts receivable balance. As of December 31, 2012, the Company had one customer that accounted for 20% of the accounts receivable balance.

The Company recorded provisions for returns of less than $0.1 million and approximately $0.3 million during the three months ended June 30, 2013 and 2012, respectively. Due to cash collections of previously reserved accounts receivable balances, the Company recorded benefits of $0.1 million and $0.3 million during the six months ended June 30, 2013 and 2012, respectively. These amounts are included within revenues in the accompanying condensed consolidated statement of operations.

(12) Subsequent Events

On August 5, 2013, the Company reached an agreement in principle, and signed a term sheet, for an investment of between $7.5 million and $15.0 million from a private equity group.  The investment will be in the form of redeemable convertible preferred stock.  Closing of the investment is subject to the negotiation of definitive documents and certain other conditions. The purchase price of the redeemable convertible preferred stock will be the lesser of the volume weighted average price of the Company’s common stock for the twenty trading days immediately prior to the closing of the transaction and the closing price of the Company’s common tock on August 5, 2013, the date on which the term sheet for the transaction was signed.

On August 7, 2013, the Company signed an Equity Transfer Agreement, to sell its interest in Tianjin Zhongke Blue Whale Information Technologies Co., Ltd. (“Blue Whale”), a Chinese joint venture, for $3.0 million.  Closing of the sale is subject to certain conditions, including the approval of the appropriate government entities in China.

Both the private equity investment and the sale of the Company’s Blue Whale investment are subject to various closing conditions, including, with regard to the Blue Whale investment sale, government approvals, and there can be no guarantee that either transaction will close.

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

OVERVIEW

Our recent performance has fallen short of our expectations. During the second quarter, and continuing to the date of this filing, the markets for our products remained vey competitive.

The actions we have taken to date to address our performance have failed to facilitate our growth or to enable us to achieve profitability.

Therefore, after the close of the quarter, we began to take steps to revive the Company and to put us on a path for positive cash flow.  We intend to strengthen our capital structure to give comfort to our current and future customers, and so that we will be able to take advantage of future opportunities.

First, we intend to raise cash to bolster our balance sheet.  We have reached an agreement in principle, and we have signed a term sheet, for an investment of between $7.5 million and $15.0 million from a private equity group.  The investment will be in the form of redeemable convertible preferred stock.  The purchase price of the redeemable convertible preferred stock will be the lesser of the volume weighted average price of the Company’s common stock for the twenty trading days immediately prior to the closing of the transaction and the closing price of the Company’s common stock on August 5, 2013, the day on which the term sheet for the transaction was signed. Such preferred stock will not be and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.  Consummation of the transaction is contingent upon the execution of definitive documentation and  satisfaction of certain closing conditions, of which there can be no assurance.

We have also signed an Equity Transfer Agreement, to sell our interest in Tianjin Zhongke Blue Whale Information Technologies Co., Ltd. (“Blue Whale”) for $3.0 million.  We invested $1.0 million in Blue Whale, a joint venture company in China, in 2008.   We believe that the time is right to sell this investment because it will provide us with $3.0 million in cash, which represents a 200% return on our investment, and because Blue Whale’s product development and our product roadmap have begun to diverge.  Closing of the sale is subject to certain conditions, including the approval of the appropriate government entities in China, and, accordingly, there can be no assurance that the investment will be consummated.

This additional cash infusion is intended to provide further assurance to our current and potential customers, our partners and our employees that we have the resources necessary to continue to be a leader in the field and to continue as a viable business.

Second, after careful evaluation, we believe that our resources will be best used on new generations of our existing products, with new features and functionality, rather than on new business segments.  To that end, we have partnered with Violin Memory, Inc. (“Violin”), for joint development of a next generation product. Violin will be paying us up to $12.0 million over the course of the development process in addition to providing their expertise in solid state drives (SSD) (also known as “Flash memory”). At the end of the development process, which is expected to take approximately twelve months, we believe we will have a next generation of products optimized for SSD which will make us a leader in the markets for Flash memory and traditional hard disk drives, cloud storage, and data protection services.  Violin will receive a license to use these products.

Third, we intend to restructure our business with the goal of aligning expenses and revenue so that we are cash flow positive in the near future.  We will be looking at all aspects of our business to find areas where we can be more efficient.  We will be addressing the parts of our business that have been underperforming and we intend to make the necessary adjustments in our cost structure including among other things, product portfolio evaluation, customer-addressable markets, geographic coverage and routes to market, to properly align all of our resources with our current and long-term outlooks.

Index

Combined, these initiatives should put us on the path to positive cash flow and should position us for future growth and profitability.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2012.

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

Total revenues for the three months ended June 30, 2013 decreased 15% to $14.0 million, compared with $16.5 million for the three months ended June 30, 2012. Our cost of revenues decreased 22% to $3.8 million for the three months ended June 30, 2013, compared with $4.9 million for the three months ended June 30, 2012. Included in our cost of revenues was $0.1 million of share-based compensation expense for the three months ended June 30, 2013 and a benefit of less than $0.1 million for the three months ended June 30, 2012. Our operating expenses decreased 18% from $17.9 million for the three months ended June 30, 2012 to $14.7 million for the three months ended June 30, 2013. Included in the operating results for the three months ended June 30, 2013 was $0.1 million of investigation, litigation and settlement related costs compared with $0.9 million for the three months ended June 30, 2012. Also included in our operating expenses for the three months ended June 30, 2013 and June 30, 2012 was $0.2 million and $1.1 million, respectively, of share-based compensation expense. Net loss for the three months ended June 30, 2013 was $5.2 million, compared with a net loss of $6.6 million for the three months ended June 30, 2012. Included in our net loss for the three months ended June 30, 2013 was an income tax provision of $0.2 million, compared with an income tax provision of $0.2 million for the three months ended June 30, 2012. The income tax provision of $0.2 million was primarily attributable to the impact of our estimated full year effective tax rate on our pre-tax losses for both the three months ended June 30, 2013 and June 30, 2012. No tax benefits were recognized for expected net domestic deferred tax assets for each of the full years 2013 and 2012, respectively, due to the full valuation allowance over these deferred tax assets.

The decrease in total revenues was due to a decrease in product revenues and support and services revenues for the three months ended June 30, 2013, compared with the same period in 2012. In total, our product revenues decreased 17%. Product revenues from our OEM partners decreased 76%, while product revenues from our non-OEM partners decreased 14% for the three months ended June 30, 2013, compared with the same period in 2012. During the quarter, we continued our focus and emphasis on the FalconStor-branded business. However, the decrease in product revenue from our non-OEM partners was primarily attributable to (i) the continued overall macroeconomic conditions which have resulted in significant competitive pricing practices from our competitors, customers subjecting IT spending to stricter ROI returns and overall deal review, and more consideration of traditional storage needs as compared to cloud based alternatives which has all led to elongated sales cycles, and (ii) the impact of questions raised by the Company’s declining cash balances  and concerns about the Company’s performance over the past twelve months. The decline in OEM product revenues was primarily the result of continued disruption with one of our largest OEM partners in China, which was part of a significant corporate reorganization which commenced during 2012, and which has led to continued unpredictability in sales volume from this OEM during the first half of 2013.

In total, support and services revenue decreased 14% from $8.6 million for the three months ended June 30, 2012 to $7.4 million for the three months ended June 30, 2013. The decrease in support and services revenue was attributable to a decrease in both maintenance and technical support services revenue and professional services revenues. Maintenance and technical support services revenue decreased from $7.7 million for the three months ended June 30, 2012 to $7.1 million for the three months ended June 30, 2013. Our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended June 30, 2013 the decline in maintenance was primarily attributable to (i) a decline in maintenance revenue from certain legacy OEM customers due to the wind down in our OEM business which commenced in 2009, (ii) a decrease from the previous year in revenue from sales of products that are generally sold with maintenance, and (iii) deeper discounts provided on products in the current economic and competitive environments. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Index

Overall, our total operating expenses decreased $3.2 million, or 18%, to $14.7 million for the three months ended June 30, 2013, compared with $17.9 million for the same period in 2012. The decrease in total operating expenses was primarily attributable to (i) a decrease in salary and personnel costs including share-based compensation expense due to lower headcount, (ii) a decrease in commissions due to the decrease in revenues during the three months ended June 30, 2013 as compared with the three months ended June 30, 2012, and (iii) a $0.8 million decrease in investigation, litigation, and settlement related costs compared with the same period in 2012. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. Our worldwide headcount was 418 employees as of June 30, 2013, compared with 481 employees as of June 30, 2012.

Revenues

	Three months ended June 30,
	2013	2012
Revenues:
Product revenue	$6,542,429	$7,835,568
Support and services revenue	7,431,710	8,630,633

Total Revenues	$13,974,139	$16,466,201

Year-over-year percentage change
Product revenue	-17%	-33%
Support and services revenue	-14%	8%

Total percentage change	-15%	-16%

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

Product revenue decreased 17% from $7.8 million for the three months ended June 30, 2012, to $6.5 million for the three months ended June 30, 2013. These amounts are net of a return provision of less than $0.1 million recognized during the three months ended June 30, 2013, compared with a provision of $0.3 million in the same period in 2012.  Product revenue represented 47% and 48% of our total revenues for the three months ended June 30, 2013 and 2012, respectively. Product revenues from our OEM partners decreased 76%, while product revenues from our non-OEM partners decreased 14% for the three months ended June 30, 2013, compared with the same period in 2012. During the quarter, we continued our focus and emphasis on the FalconStor-branded business. However, the decrease in product revenue from our non-OEM partners was primarily attributable to (i) the continued overall macroeconomic conditions which have resulted in significant competitive pricing practices from our competitors, customers subjecting IT spending to stricter ROI returns and overall deal review, and more consideration of traditional storage needs as compared to cloud based alternatives which has all led to elongated sales cycles, and (ii) the impact of questions raised by the Company’s declining cash balances  and concerns about the Company’s performance over the past twelve months.  The decline in OEM product revenues was primarily the result of continued disruption with one of our largest OEM partners in China, which was part of a significant corporate reorganization which commenced during 2012, and which has led to continued unpredictability in sales volume from this OEM during the first half of 2013. Product revenue from our non-OEM partners represented 99% and 96% of our total product revenue for the three months ended June 30, 2013 and 2012, respectively. Product revenue from our OEM partners represented 1% and 4% of our total product revenue for the three months ended June 30, 2013 and 2012, respectively.

Index

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Support and services revenue decreased 14% from $8.6 million for the three months ended June 30, 2012 to $7.4 million for the three months ended June 30, 2013. The decrease in support and services revenue was attributable to decreases in both maintenance and technical support services revenue and professional services revenues.

Maintenance and technical support services revenue decreased from $7.7 million for the three months ended June 30, 2012 to $7.1 million for the three months ended June 30, 2013. Our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended June 30, 2013, the decline in maintenance and technical support services revenue was primarily attributable to (i) a $0.5 million decline in maintenance revenue from our OEM partners, primarily certain legacy OEM customers due to the wind down in our OEM business which commenced in 2009, (ii) a decrease from the previous year in revenue from sales of products that are generally sold with maintenance, and (iii) deeper discounts provided on products in the current economic and competitive environments.

Professional services revenues decreased from $0.9 million for the three months ended June 30, 2012 to $0.4 million for the same period in 2013. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Index

Cost of Revenues

	Three months ended June 30,
	2013	2012
Cost of revenues:
Product	$963,102	$1,787,186
Support and service	2,861,992	3,091,055
Total cost of revenues	$3,825,094	$4,878,241

Total Gross Profit	$10,149,045	$11,587,960

Gross Margin:
Product	85%	77%
Support and service	61%	64%
Total gross margin	73%	70%

Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of capitalized software, shipping and logistics costs, and share-based compensation expense. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, and share-based compensation expense. Cost of product revenue for the three months ended June 30, 2013 decreased $0.8 million, or 46%, to $1.0 million, compared with $1.8 million for the same period in 2012. The decrease in cost of product revenue was primarily attributable to the decline in the number of fully integrated solutions which included hardware appliances as a percentage of all product revenues as compared with the same period in 2012. Our cost of support and service revenues for the three months ended June 30, 2013 decreased $0.2 million, or 7%, to $2.9 million, compared with $3.1 million for the same period in 2012. This decrease was primarily attributable to a decrease in personnel costs as a result of lower headcount during the second quarter of 2013 compared with the same period in 2012.

Total gross profit decreased $1.4 million, or 12%, to $10.1 million for the three months ended June 30, 2013 from $11.6 million for the same period in 2012. Total gross margin increased to 73% for the three months ended June 30, 2013, from 70% for the same period in 2012. The decrease in our total gross profit for the three months ended June 30, 2013, compared with the same period in 2012, was primarily due to a 15% decrease in our total revenues. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of total revenue for the three months ended June 30, 2013 and June 30, 2012. Share-based compensation expense included in the cost of support and service revenue was less than $0.1 million for both the three months ended June 30, 2013 and the three months ended June 30, 2012. Share-based compensation expense included in cost of support and service revenue was less than 1% of total revenue for the three months ended June 30, 2013 and June 30, 2012.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.5 million, or 9%, to $4.4 million for the three months ended June 30, 2013, from $4.8 million in the same period in 2012. The decrease in research and development costs was primarily the result of a decline in personnel related costs including share-based compensation expense. This decline was also attributable to an increase in capitalized software development costs which increased to $0.2 million for the three months ended June 30, 2013 as compared to $0.1 million for the three months ended June 30, 2012. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs was $0.1 million for the three months ended June 30, 2013 and June 30, 2012. Share-based compensation expense included in research and development costs was less than 1% of total revenue for the three months ended June 30, 2013 and 1% of total revenue for the three months ended June 30, 2012.

Index

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $2.3 million, or 25%, to $6.9 million for the three months ended June 30, 2013, from $9.2 million for the same period in 2012. The decrease in selling and marketing expenses was primarily attributable to (i) a decrease in commissions due to the 17% decline in product revenue compared with the same period in 2012, and (ii) a decrease in salary and personnel costs as a result of lower sales and marketing headcount as well as a decrease in share-based compensation expenses.  Share-based compensation expense included in selling and marketing decreased to $0.0 million from $0.4 million for the three months ended June 30, 2013 and 2012, respectively due to the reversal of previously accrued share-based compensation related to the resignations of certain former sales and marketing professionals. Share-based compensation expense included in selling and marketing expenses was equal to 0% of total revenue for the three months ended June 30, 2013 and 2% for the three months ended June 30, 2012.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers’ insurance, legal and professional fees, bad debt expense, and other general corporate overhead costs. General and administrative expenses increased $0.3 million, or 11%, to $3.4 million for the three months ended June 30, 2013, compared with $3.0 million for the same period in 2012. The overall increase within general and administrative expenses was primarily related to an increase in professional fees, severance costs, and other administrative costs which were partially offset by a decrease in share-based compensation. Share-based compensation expense included in general and administrative expenses was $0.1 million for the three months ended June 30, 2013, compared with $0.6 million for the three months ended June 30, 2012 due to the reversal of previously accrued share-based compensation related to the resignation of the Company’s former CEO. Share-based compensation expense included in general and administrative expenses was equal to 1% and 4% of total revenue for the three months ended June 30, 2013 and June 30, 2012, respectively.

Investigation, Litigation and Settlement Related Costs

During the three months ended June 30, 2013, our total investigation, litigation, and settlement related costs totaled $0.1 million, which was comprised of $0.2 million of legal expenses related to the class action and derivative lawsuits and legal fees associated with other settlement related activities, which were partially offset by $0.1 million that are expected to be recoverable through insurance. During the three months ended June 30, 2012, our total investigation, litigation, and settlement related costs of $0.9 million were comprised of (i) $0.5 million of legal fees, and (ii) a $0.4 million accrual associated with the possible resolution of the class action lawsuit. For further information, refer to Note (10) Litigation, to our unaudited condensed consolidated financial statements.

Index

We expect that our operating expenses will continue to be adversely impacted during 2013 due to professional and service provider fees and other costs, resulting from the ongoing stockholder lawsuits and other settlement related activities.

Interest and Other Loss

We invest our cash primarily in money market funds, government securities, and corporate bonds. As of June 30, 2013, our cash, cash equivalents, and marketable securities totaled $21.9 million, compared with $33.6 million as of June 30, 2012. Interest and other loss increased $0.4 million to a loss of $0.5 million for the three months ended June 30, 2013 compared with a loss of $0.1 million for the same period in 2012. The increase in interest and other loss was primarily due to a foreign currency loss of $0.5 million during the three months ended June 30, 2013 compared with a foreign currency loss of $0.1 million for the same period in 2012.

Income Taxes

Our provision for income taxes consists of state, local, and foreign taxes. For both the three months ended June 30, 2013 and June 30, 2012, we recorded an income tax provision of $0.2 million on our pre-tax loss of $5.0 million and $6.4 million, respectively, consisting primarily of state and local and foreign taxes. Our domestic deferred tax assets are realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the three months ended June 30, 2013, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2013 estimated annual effective tax rate. As of June 30, 2013, the valuation allowance totaled approximately $40.3 million.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2012.

Total revenues for the six months ended June 30, 2013 decreased 18% to $29.3 million, compared with $35.8 million for the six months ended June 30, 2012. Our cost of revenues decreased 19% to $8.1 million for the six months ended June 30, 2013, compared with $10.1 million for the six months ended June 30, 2012. Included in our cost of revenues was $0.1 million of share-based compensation expense for the six months ended June 30, 2013 and less than $0.1 million for the six months ended June 30, 2012. Our operating expenses decreased 14% from $34.2 million for the six months ended June 30, 2012 to $29.5 million for the six months ended June 30, 2013. Included in the operating results for the six months ended June 30, 2013 was $0.2 million of investigation, litigation and settlement related costs compared with a benefit of $0.4 million for the six months ended June 30, 2012. Also included in our operating expenses for the six months ended June 30, 2013 and June 30, 2012 was $1.0 million and $2.5 million, respectively, of share-based compensation expense. Net loss for the six months ended June 30, 2013 was $9.6 million, compared with a net loss of $9.1 million for the six months ended June 30, 2012. Included in our net loss for the six months ended June 30, 2013 was an income tax provision of $0.3 million, compared with an income tax provision of $0.4 million for the six months ended June 30, 2012. The income tax provision of $0.3 million was primarily attributable to the impact of our estimated full year effective tax rate on our pre-tax losses for both the six months ended June 30, 2013 and June 30, 2012. No tax benefits were recognized for expected net domestic deferred tax assets for each of the full years 2013 and 2012, respectively, due to the full valuation allowance over these deferred tax assets.

The decrease in total revenues was due to a decrease in product revenues and support and services revenues for the six months ended June 30, 2013, compared with the same period in 2012. In total, our product revenues decreased 23%. Product revenues from our OEM partners decreased 79%, while product revenues from our non-OEM partners decreased 19% for the six months ended June 30, 2013, compared with the same period in 2012. During the first six months of 2013, we continued our focus and emphasis on the FalconStor-branded business. However, the decrease in product revenue from our non-OEM partners was primarily attributable to (i) the continued overall macroeconomic conditions which have resulted in significant competitive pricing practices from our competitors, customers subjecting IT spending to stricter ROI returns and overall deal review, and more consideration of traditional storage needs as compared to cloud based alternatives which has all led to elongated sales cycles, and (ii) the impact of questions raised by the Company’s declining cash balances  and concerns about the Company’s roadmap over the past twelve months.  The decline in OEM product revenues was primarily the result of continued disruption with one of our largest OEM partners in China, which was part of a significant corporate reorganization which commenced during 2012, and which has led to continued unpredictability in sales volume from this OEM during the first half of 2013.

Index

In total, support and services revenue decreased 14% from $17.3 million for the six months ended June 30, 2012 to $15.0 million for the six months ended June 30, 2013. The decrease in support and services revenue was attributable to a decrease in both maintenance and technical support services revenue and professional services revenues. Maintenance and technical support services revenue decreased from $15.4 million for the six months ended June 30, 2012 to $14.1 million for the six months ended June 30, 2013. Our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the six months ended June 30, 2013 the decline in maintenance and technical support services revenue was primarily attributable to (i) a decline in maintenance revenue from certain legacy OEM customers due to the wind down in our OEM business which commenced in 2009, (ii) a decrease from the previous year in revenue from sales of products that are generally sold with maintenance, and (iii) deeper discounts provided on products in the current economic and competitive environments. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Overall, our total operating expenses decreased $4.6 million, or 14%, to $29.5 million for the six months ended June 30, 2013, compared with $34.2 million for the same period in 2012. The decrease in total operating expenses was primarily attributable to (i) a decrease in salary and personnel costs including share-based compensation expense due to lower headcount and (ii) a decrease in commissions due to the decrease in revenues during the six months ended June 30, 2013 as compared with the six months ended June 30, 2012. These decreases were partially offset by a $0.6 million increase in investigation, litigation, and settlement related costs compared with the same period in 2012 primarily due to the $0.4 million net recovery recorded in the six month period ended June 30, 2012. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing.

Revenues

	Six months ended June 30,
	2013	2012
Revenues:
Product revenue	$14,301,885	$18,498,521
Support and services revenue	14,957,071	17,335,752

Total Revenues	$29,258,956	$35,834,273

Year-over-year percentage growth
Product revenue	-23%	-19%
Support and services revenue	-14%	10%

Total percentage growth	-18%	-7%

Product revenue

Product revenue decreased 23% from $18.5 million for the six months ended June 30, 2012, to $14.3 million for the six months ended June 30, 2013. These amounts are net of a benefit of $0.1 million recognized during the six months ended June 30, 2013, compared with a benefit of $0.3 million in the same period in 2012, resulting from the impact of our collection efforts of previously reserved accounts receivable. Product revenue represented 49% and 52% of our total revenues for the six months ended June 30, 2013 and 2012, respectively. Product revenues from our OEM partners decreased 79%, while product revenues from our non-OEM partners decreased 19% for the six months ended June 30, 2013, compared with the same period in 2012. During the first six months of 2013, we continued our focus and emphasis on the FalconStor-branded business However, the decrease in product revenue from our non-OEM partners was primarily attributable to (i) the continued overall macroeconomic conditions which have resulted in significant competitive pricing practices from our competitors, customers subjecting IT spending to stricter ROI returns and overall deal review, and more consideration of traditional storage needs as compared to cloud based alternatives which has all led to elongated sales cycles, and (ii) the impact of questions raised by the Company’s declining cash balances  and concerns about the Company’s performance over the past twelve months. The decline in OEM product revenues was primarily the result of continued disruption with one of our largest OEM partners in China, which was part of a significant corporate reorganization which commenced during 2012, and which has led to continued unpredictability in sales volume from this OEM during the first half of 2013. Product revenue from our non-OEM partners represented 98% and 94% of our total product revenue for the six months ended June 30, 2013 and 2012, respectively. Product revenue from our OEM partners represented 2% and 6% of our total product revenue for the six months ended June 30, 2013 and 2012, respectively.

Index

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

Support and services revenue decreased 14% from $17.3 million for the six months ended June 30, 2012 to $15.0 million for the six months ended June 30, 2013. The decrease in support and services revenue was attributable to decreases in both maintenance and technical support services revenue and professional services revenues.

Maintenance and technical support services revenue decreased from $15.4 million for the six months ended June 30, 2012 to $14.1 million for the six months ended June 30, 2013. Our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the six months ended June 30, 2013, the decline in maintenance was primarily attributable to (i) a $0.9 million decline in maintenance revenue from our OEM partners, particularly certain legacy OEM customers due to the wind down in our OEM business which commenced in 2009, (ii) a decrease from the previous year in revenue from sales of products that are generally sold with maintenance, and (iii) deeper discounts provided on products in the current economic and competitive environments.

Professional services revenues decreased from $2.0 million for the six months ended June 30, 2012 to $0.9 million for the same period in 2013. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Index

Cost of Revenues

	Six months ended June 30,
	2013	2012
Cost of revenues:
Product	$2,262,756	$3,807,672
Support and service	5,870,395	6,252,411
Total cost of revenues	$8,133,151	$10,060,083

Total Gross Profit	$21,125,805	$25,774,190

Gross Margin:
Product	84%	79%
Support and service	61%	64%
Total gross margin	72%	72%

Cost of revenues, gross profit and gross margin

Cost of product revenue for the six months ended June 30, 2013 decreased $1.5 million, or 41%, to $2.3 million, compared with $3.8 million for the same period in 2012. The decrease in cost of product revenue was primarily attributable to the decline in the number of fully integrated solutions which included hardware appliances as a percentage of all product revenues as compared with the same period in 2012. Our cost of support and service revenues for the six months ended June 30, 2013 decreased $0.4 million, or 6%, to $5.9 million, compared with $6.3 million for the same period in 2012. This decrease was primarily attributable to a decrease in personnel costs as a result of lower headcount during the first six months of 2013 compared with the same period in 2012.

Total gross profit decreased $4.6 million, or 18%, to $21.1 million for the six months ended June 30, 2013 from $25.8 million for the same period in 2012. Total gross margin was 72% for each of the six months ended June 30, 2013 and 2012. The decrease in our total gross profit for the six months ended June 30, 2013, compared with the same period in 2012, was primarily due to an 18% decrease in our total revenues. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of total revenue for the six months ended June 30, 2013 and June 30, 2012. Share-based compensation expense included in the cost of support and service revenue was $0.1 million for both the six months ended June 30, 2013 and less than $0.1 million for the six months ended June 30, 2012. Share-based compensation expense included in cost of support and service revenue was less than 1% of total revenue for the six months ended June 30, 2013 and June 30, 2012.

Operating Expenses

Research and Development Costs

Research and development costs decreased $0.6 million, or 6%, to $9.0 million for the six months ended June 30, 2013, from $9.6 million in the same period in 2012. The decrease in research and development costs was primarily the result of a decline in personnel related costs including share-based compensation expense. These decreases were partially offset by higher capitalization of software development costs in the six months ended June 30, 2012 of $0.5 million as compared to $0.2 million during the six months ended June 30, 2013. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $0.2 million from $0.4 million for the six months ended June 30, 2013 and June 30, 2012, respectively. Share-based compensation expense included in research and development costs was 1% of total revenue for the six months ended June 30, 2013 and June 30, 2012.

Index

Selling and Marketing

Selling and marketing expenses decreased $5.2 million, or 27%, to $13.7 million for the six months ended June 30, 2013, from $18.9 million for the same period in 2012. The decrease in selling and marketing expenses was primarily attributable to (i) a decrease in commissions due to the 23% decline in product revenue compared with the same period in 2012, and (ii) a decrease in salary and personnel costs as a result of lower sales and marketing headcount as well as a decrease in share-based compensation expenses.  Share-based compensation expense included in selling and marketing decreased to $0.3 million from $0.9 million for the six months ended June 30, 2013 and 2012, respectively due to the reversal of previously accrued share-based compensation related to the resignations of certain former sales and marketing professionals . Share-based compensation expense included in selling and marketing expenses was equal to 1% of total revenue for the six months ended June 30, 2013 and 2% of total revenue for the six months ended June 30, 2012.

General and Administrative

General and administrative expenses increased $0.5 million, or 8%, to $6.6 million for the six months ended June 30, 2013, compared with $6.1 million for the same period in 2012. The overall increase within general and administrative expenses was primarily related to an increase in professional fees, severance costs, and other administrative costs which were partially offset by a decrease in bad debt expense and share-based compensation. Share-based compensation expense included in general and administrative expenses was $0.5 million for the six months ended June 30, 2013, compared with $1.2 million for the six months ended June 30, 2012 due to the reversal of previously accrued share-based compensation related to the resignation of the Company’s former CEO. Share-based compensation expense included in general and administrative expenses was equal to 2% and 3% of total revenue for the six months ended June 30, 2013 and June 30, 2012, respectively.

Investigation, Litigation and Settlement Related Costs

During the six months ended June 30, 2013, our total investigation, litigation, and settlement related costs totaled $0.2 million, which was comprised of $0.5 million of legal expenses related to the class action and derivative lawsuits and legal fees associated with other settlement related activities, which were partially offset by $0.3 million that are expected to be recoverable through insurance. For the six months ended June 30, 2012, our total investigation, litigation, and settlement related costs resulted in a net reduction of $0.4 million, which was comprised of (i) $0.9 million of legal fees, (ii) a $0.4 million accrual related to possible resolution of class action lawsuits, and (iii) a $1.7 million accrual reduction. For further information, refer to Note (10) Litigation, to our unaudited condensed consolidated financial statements.

We expect that our operating expenses will continue to be adversely impacted during 2013 due to professional and service provider fees and other costs, resulting from the ongoing stockholder lawsuits and settlement related activities.

Interest and Other Loss

Interest and other loss increased $0.6 million to a loss of $0.8 million for the six months ended June 30, 2013 compared with a loss of $0.2 million for the same period in 2012. The increase in interest and other loss was primarily due to a foreign currency loss of $0.8 million during the six months ended June 30, 2013 related primarily to declines in foreign exchange for both the Japanese Yen and the Euro compared with a foreign currency loss of $0.3 million for the same period in 2012, partially offset by $0.1 million of interest income.

Index

Income Taxes

Our provision for income taxes consists of state, local, and foreign taxes. For the six months ended June 30, 2013, we recorded an income tax provision of $0.3 million as compared with a provision of $0.4 million for the same period in 2012, consisting primarily of state and local and foreign taxes. Our domestic deferred tax assets are realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the six months ended June 30, 2013, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2013 estimated annual effective tax rate. As of June 30, 2013, the valuation allowance totaled approximately $40.3 million.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, goodwill and other intangible assets, software development costs, fair value measurements and litigation.

Revenue Recognition. As discussed further in Note (1) Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements, we recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition. Product revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract, a customer purchase order, and/or a royalty report summarizing software licenses sold for each software license resold by an OEM, distributor or reseller to an end user. Product fees are fixed and determinable as our standard payment terms range from 30 to 90 days, depending on regional billing practices, and we have not provided any of our customers with extended payment terms during the three and six months ended June 30, 2013. When a customer purchases our integrated solutions and/or licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance based upon vendor-specific objective evidence (“VSOE”) of the fair value of the contractual optional maintenance renewal rate. If professional services are included in our multi-element software arrangements, we allocate a portion of the fee to these services based on its VSOE of fair value which is established using rates charged when sold on a stand-alone basis.

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. Due to cash collections of previously reserved accounts receivable balances, we recorded benefits of approximately $0.4 million and $0.3 million for the six months ended June 30, 2013 and June 30, 2012, respectively. These amounts are included within our unaudited condensed consolidated statement of operations in each respective year. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

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

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense for our stock option grants. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three and six months ended June 30, 2013 and 2012 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

As of each of June 30, 2013 and December 31, 2012, we had $4.2 million of goodwill. As of each of June 30, 2013 and December 31, 2012, we had $0.2 million (net of amortization), of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of June 30, 2013 and December 31, 2012, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

Index

Software Development Costs. As discussed further in Note (1) Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements, we account for software development costs in accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased or marketed.

As of June 30, 2013 and December 31, 2012, we had $1.2 million of software development costs, net of amortization. The authoritative guidance requires that the costs associated with the development of new software products and enhancements to existing software products be expensed as incurred until technological feasibility of the product has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenues from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenues related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenues could impact the recovery of our capitalized software development costs. We amortize software development costs using the straight-line method.

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our marketable debt instruments classified as Level 3 are valued using an undiscounted cash flow analysis, a non-binding market consensus price and/or a non-binding broker quote, all of which we corroborate with unobservable data. Non-binding market consensus prices are based on the proprietary valuation models of pricing providers or brokers. These valuation models incorporate a number of inputs, including non-binding and binding broker quotes; observable market prices for identical and/or similar securities; and the internal assumptions of pricing providers or brokers that use observable market inputs, and to a lesser degree non-observable market inputs. There were no instruments classified as Level 3 as of June 30, 2013 or December 31, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

	Six months ended June 30,
	2013	2012
Cash provided by (used in):
Operating activities	$(6,822,981)	$(2,471,635)
Investing activities	1,014,780	2,316,612
Financing activities	697,500	624,155
Effect of exchange rate changes	(246,987)	(242,694)

Net (decrease) increase in cash and cash equivalents	$(5,357,688)	$226,438

Our principal sources of liquidity are cash flows generated from operations and our cash, cash equivalents, and marketable securities balances. Our cash and cash equivalents and marketable securities balance as of June 30, 2013 totaled $21.9 million, compared with $29.9 million as of December 31, 2012. Cash and cash equivalents totaled $13.3 million, restricted cash totaled $0.8 million and marketable securities totaled $7.8 million at June 30, 2013. As of December 31, 2012, we had $18.7 million in cash and cash equivalents, $0.8 million in restricted cash and $10.5 million in marketable securities.

As of June 30, 2013 and December 31, 2012, the Company had $0.8 million of restricted cash. The restricted cash serves as collateral related to deposit service indebtedness with the Company’s commercial bank. As of June 30, 2013 and December 31, 2012, the Company did not have any debt service indebtedness with the Company’s bank.

Index

Over the past several years, we have been through multiple transitions, which included various senior management changes, new sales leadership in all of our regions, changes within our North American sales force structure, and restructurings. We continually evaluate our cost structure to ensure our resources are aligned to effectively execute our long-term growth strategy, drive operational efficiencies and support the anticipated revenue level we expect to achieve on a go forward basis. As we enter the second half of 2013, we will be addressing the parts of our business that have been underperforming and we intend to make the necessary adjustments in our cost structure including among other things, evaluating appropriate headcount levels to properly align all of our resources with our current and long-term outlook. We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may use our cash for these purposes. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such license purchases or acquisitions.

After the close of the second quarter, we reached an agreement in principle, and we signed a term sheet, for an investment of between $7.5 million and $15.0 million from a private equity group.  The investment will be in the form of redeemable convertible preferred stock.  Closing of the investment is subject to the negotiation of definitive documents and certain other conditions.

After the close of the second quarter, we also signed an Equity Transfer Agreement, to sell our interest in Tianjin Zhongke Blue Whale Information Technologies Co., Ltd. (“Blue Whale”) for $3.0 million.  Closing of the sale is subject to certain conditions, including the approval of the appropriate government entities in China.

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

 In addition, we are among the defendants named in class action and derivative lawsuits. In accordance with our by-laws and Delaware law, we have been paying for the costs of defense of these actions for the other named defendants. If liability is ultimately assessed some of the other named defendants may be entitled to claim indemnification from us. We have incurred, and continue to incur significant expenses, primarily for legal counsel, due to the class action and derivative lawsuits. In January, 2013, the parties to the Class Action reached an agreement in principle to settle the Class Action.  Pursuant to a Memorandum of Understanding signed by counsel for the class plaintiffs and by counsel for all defendants, the Company will pay $5.0 million to settle the Class Action. This amount includes damages, plaintiffs’ attorneys’ fees, and costs of administration of the settlement. We expect to pay this settlement with a combination of cash on hand and insurance proceeds. A stipulation of settlement and a joint motion for preliminary approval of the settlement were submitted to the court for its approval on June 14, 2013.  Final settlement of the Class Action is subject to certain conditions and to approval by the court.  We cannot predict if or when the court might approve the settlement. Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or our by-laws. In addition, we may be entitled to seek the recovery of certain costs and payments from certain former Company employees. On March 5, 2013, the Suffolk County Division of the Supreme Court of the State of New York granted a motion made by all of the defendants in the Derivative Action, except Mr. Lin, and dismissed the Derivative Action as to all defendants other than Mr. Lin. The stockholders have filed a notice of appeal of the dismissal of the Derivative Action.

At various times from October 2001 through February 2009 our Board of Directors authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. We did not repurchase any of our outstanding common stock during each of the three and six months ended June 30, 2013 and 2012. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. See Note (7) Stockholders’ Equity to our unaudited condensed consolidated financial statements for further information.

Net cash used in operating activities totaled $6.8 million and $2.5 million for the six months ended June 30, 2013 and June 30, 2012, respectively. The decrease in net cash provided by operating activities during the six months ended June 30, 2013, compared with the same period in 2012, was partially the result of our net loss of $9.6 million compared with a net loss of $9.1 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to stock-based compensation, depreciation, amortization, and provisions for returns and doubtful accounts; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, prepaid expenses, inventory, accounts payable, accrued expenses and deferred revenues.

Index

Net cash provided by investing activities was $1.0 million and $2.3 million for the six months ended June 30, 2013 and June 30, 2012, respectively. Included in investing activities for the six months ended June 30, 2013 and June 30, 2012, are the sales and purchases of our marketable securities, which include the sales, maturities and reinvestment of our marketable securities. The net cash provided by investing activities from the net sales of securities was $2.7 million for the six months ended June 30, 2013, and $4.5 million for the same period in 2012. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $1.1 million for the six months ended June 30, 2013 and $1.6 million for the same period in 2012. The cash used in the capitalization of software development costs was $0.2 million for the six months ended June 30, 2013 and $0.5 million for the same period in 2012. We continually evaluate potential software license purchases and acquisitions, and we may continue to make such investments if we find opportunities that would benefit our business. The cash used for security deposits was $0.3 million for the six months ended June 30, 2013 and less than $0.1 million for the same period in 2012. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

Net cash provided by financing activities was $0.7 million and $0.6 million for the six months ended June 30, 2013 and June 30, 2012, respectively. Cash inflows from financing activities represent proceeds received from the exercise of stock options.

We currently do not have any debt and our only significant commitments are related to our employment agreement with Gary Quinn, our President and Chief Executive Officer, the $1.7 million remaining settlement payment to the United States Attorney’s Office, which is due in December 2013 and our office leases. In addition, on January 20, 2013, we announced we had reached a proposed settlement of the Class Action lawsuit between the Company and class plaintiffs for $5.0 million which is pending approval by the court. We cannot predict if or when the court might approve the settlement.

On June 28, 2013, the President and Chief Executive Officer, and a Director, of FalconStor Software, Inc. (the “Company”), James P. McNiel, resigned from all of his positions with the Company, effective immediately. The Company also entered into a Severance Agreement and General Release (the “Agreement”), with Mr. McNiel.  Pursuant to the Agreement, among other things, the Company agreed to pay to Mr. McNiel $400,000 in severance pay and to purchase certain office furniture from Mr. McNiel for $20,000. These payments were made in July 2013.

We have an operating lease covering our corporate office facility that expires in April 2021. We also have several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2013 through 2017. Refer to Note (8) Commitments and Contingencies to our unaudited condensed consolidated financial statements.

In addition, as of June 30, 2013 and December 31, 2012, our liability for uncertain tax positions totaled $2.5 million.

With the cash infusions mentioned above, we believe that our balance of cash, cash equivalents and marketable securities, and expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months.  However, both the private equity investment and the sale of our Blue Whale investment are subject to various closing conditions, including, with regard to the Blue Whale investment sale, government approvals, and there can be no guarantee that either transaction will close.  If the private equity investment does not close and the Company continues to incur losses, there can be no guarantee that we will have cash, cash equivalents and marketable securities, and expected cash flows from operations, sufficient to meet our needs for the next twelve months.

Index

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $21.9 million as of June 30, 2013. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 60% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at June 30, 2013.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the six months ended June 30, 2013 and 2012, approximately 60% and 58% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won, the New Taiwanese Dollar and the Australian dollar. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at June 30, 2013, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.2 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.    Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We have had sixteen consecutive quarters of losses and there is no guarantee that we will return to profitability.

We have incurred losses in each of the last sixteen quarters. While we have taken steps to try reduce or eliminate the losses – such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products – there is no guarantee that we will be successful and return to profitability. As of June 30, 2013, we had approximately $21.9 million in cash, cash equivalents and marketable securities. If our losses continue we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.

If we are not able to cut spending and/or increase revenues and/or raise additional capital, we might run out of operating capital.  Raising additional capital could result in the dilution of the percentage ownership of our current stockholders.

At the end of the second quarter of 2013, we had $21.9 million in cash and cash equivalents and marketable securities.  At our current cash burn rate, the amount of cash and cash equivalents and marketable securities will only support our business through part of 2014.  To avoid running out of cash, we are planning on reducing spending and we are attempting to increase our revenues.  In addition, we signed a term sheet for an investment of up to $15 million from a new investor.  We also entered into an agreement to sell of certain cost-based investments that are not part of our strategy going forward.  If we are unsuccessful in any or all of these attempts to reduce spending, to increase revenues, to raise additional investment, or to sell off the cost-based investments, we could run out of operating capital.  In addition, raising capital from new investors will likely result in the dilution of the percentage ownership of our current stockholders and depending on the terms could result in a decrease in the market price of our common stock.

We have terminated Wells Fargo Securities LLC’s engagement as our advisor with regard to potential strategic alternatives to enhance stockholder value.

We have terminated our retainer of the investment banking firm Wells Fargo Securities, LLC as our exclusive financial advisor to assist us in exploring and evaluating strategic alternatives to maximize stockholder value.  This termination does not mean that we will not continue to explore additional strategic alternatives.  However, there can be no guarantee that we will be able to identify or to enter into any strategic alternative to enhance stockholder value.

We continue to have turnover in our senior management.

On June 28, 2013, James P. McNiel voluntarily resigned his positions as President and Chief Executive Officer of the Company.  Gary Quinn has been named President and Chief Executive Officer.

Index

In addition to Mr. McNiel’s resignation, since September 29, 2010, we have accepted the resignations of our prior CEO; two CFO’s; our CTO; two VP’s of Sales for North America; our VP of Sales and General Manager for Europe, the Middle East and Africa; our VP of Sales and General Manager of Asia-Pacific; our VP of Global Support; and our VP of Marketing.

We have filled these positions with highly qualified individuals with extensive storage and software company experience. However, there can be no guarantee that the new senior management will be able to get up to speed and successfully manage the Company. In addition, with the exception of Gary Quinn, we have no employment agreements with any of our senior management and there can be no assurance that we will be able to retain any or all of the members of the senior management team.

We have a significant number of outstanding options, the exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of June 30, 2013, we had outstanding options to purchase 11,200,955 shares of our common stock, and we had an aggregate of 122,620 outstanding restricted shares. If all of these outstanding options were exercised, and all of the outstanding restricted stock vested, the proceeds to the Company would average $4.25 per share. We also had 1,519,323 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (2) Share-Based Payment Arrangements to our unaudited condensed consolidated financial statements.

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

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended June 30, 2013, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $1.24 and $2.82. Subsequently to June 30, 2013, the closing market price of our common stock has been as low as $0.95. To the extent the market price of our common stock consistently closes below $1.00 per share, we may be subject to delisting from the NASDAQ Global Market. If our common stock is delisted from the NASDAQ Global Market, it could materially impact the liquidity of our stock or our ability to raise more capital. The market price of our common stock may be significantly affected by the following factors:

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

Item 5.    Other Information

On August 8, 2013, the Company terminated its retainer of the investment banking firm Wells Fargo Securities, LLC as its exclusive financial advisor to assist the Company in exploring and evaluating strategic alternatives to maximize stockholder value.

On July 23, 2013, the Company’s Board of Directors appointed Gary Quinn the Company’s Chief Executive Officer and President. On July 23, 2013, the Company entered into an employment agreement with Mr. Quinn (the “Employment Agreement”).  Pursuant to the Employment Agreement, Mr. Quinn is employed as the Company’s Chief Executive Officer and President for a term of two years.  Mr. Quinn will receive an annual salary of $400,000 and standard Company benefits.  On August 5, 2013, as called for by the Employment Agreement, Mr. Quinn was granted 500,000 shares of restricted Company common stock.   The restrictions on 250,000 shares of the restricted stock lapse on each of the first two anniversaries of the date of the Employment Agreement.

On August 5, 2013, the Company reached an agreement in principle, and signed a term sheet, for an investment of between $7.5 million and $15.0 million from a private equity group.  The investment will be in the form of redeemable convertible preferred stock. The purchase price of the redeemable convertible preferred stock will be the lesser of the volume weighted average price of the Company’s common stock for the twenty trading days immediately prior to the closing of the transaction and the closing price of the Company’s common tock on August 5, 2013, the date on which the term sheet for the transaction was signed.

On August 7, 2013, the Company signed an Equity Transfer Agreement, to sell its interest in Tianjin Zhongke Blue Whale Information Technologies Co., Ltd. (“Blue Whale”), a Chinese joint venture company, for $3.0 million.  Closing of the sale is subject to the negotiation of definitive documents and certain other conditions, including the approval of the appropriate government entities in China.

On August 8, 2013, the Board of Directors voted to increase the number of Directors of the Company from five to six.

On August 8, 2013, Gary Quinn was elected a Director of the Company.  Mr. Quinn is the Company’s President and Chief Executive Officer.  Additional biographical information regarding Mr. Quinn may be found in the Form 8-K filed by the Company on July 24, 2013.

Index

Item 6.    Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

99.1	Agreement of Lease dated May 30, 2013 by and between Huntington Quadrangle 2, LLC, and FalconStor Software, Inc.

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Balance Sheets – June 30, 2013 and December 31, 2012.

(ii) unaudited Condensed Consolidated Statement of Operations – Three and Six Months Ended June 30, 2013 and 2012.

(iii) unaudited Condensed Consolidated Statement of Comprehensive Loss – Three and Six Months Ended June 30, 2013 and 2012

(iv) unaudited Condensed Consolidated Statement of Cash Flows – Six Months Ended June 30, 2013 and 2012.

(v) Notes to unaudited Condensed Consolidated Financial Statements –June 30, 2013.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Louis J. Petrucelly
Louis J. Petrucelly
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Gary Quinn
Gary Quinn
President & Chief Executive Officer
August 9, 2013	(principal executive officer)

Index