Form 10-Q
period 2013-09-30
FALCONSTOR SOFTWARE INC
filed 2013-11-07
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

The number of shares of Common Stock outstanding as of October 31, 2013 was 48,031,737.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

FORM 10-Q

Index

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,950,643	$18,651,468
Restricted cash	750,000	750,000
Marketable securities	5,764,839	10,530,942
Accounts receivable, net of allowances of $236,695 and $940,101, respectively	8,683,369	14,130,302
Prepaid expenses and other current assets	2,123,561	2,796,665
Inventory	752,440	642,819
Deferred tax assets, net	410,440	464,031
Total current assets	41,435,292	47,966,227

Property and equipment, net of accumulated depreciation of $17,848,663 and $16,131,570, respectively	3,384,709	3,980,679
Deferred tax assets, net	86,465	86,465
Software development costs, net	1,745,934	1,161,822
Other assets	2,475,753	2,185,148
Goodwill	4,150,339	4,150,339
Other intangible assets, net	183,645	174,426
Total assets	$53,462,137	$59,705,106

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,727,307	$2,801,372
Accrued expenses	13,512,497	16,720,582
Deferred revenue, net	16,947,868	17,831,653
Total current liabilities	32,187,672	37,353,607

Other long-term liabilities	766,869	2,618,818
Deferred tax liabilities, net	179,612	167,875
Deferred revenue, net	8,345,416	6,311,865
Total liabilities	41,479,569	46,452,165

Commitments and contingencies
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $9,000,000	6,627,136	-

Stockholders' equity:
Common stock - $.001 par value, 100,000,000 shares authorized, 56,036,972 and 55,615,972 shares issued, respectively and 48,031,737 and 47,610,737 shares outstanding, respectively	56,037	55,616
Additional paid-in capital	166,571,184	162,673,833
Accumulated deficit	(112,717,520)	(100,910,119)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,637,930)	(1,650,050)
Total stockholders' equity	5,355,432	13,252,941
Total liabilities and stockholders' equity	$53,462,137	$59,705,106

See accompanying notes to unaudited condensed consolidated financial statements.

Index

STOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues:
Product revenues	$6,584,876	$8,550,551	$20,886,761	$27,049,072
Support and services revenues	8,145,162	8,538,462	23,102,233	25,874,214
Total revenues	14,730,038	17,089,013	43,988,994	52,923,286

Cost of revenues:
Product	1,202,489	1,562,359	3,465,245	5,370,031
Support and service	2,566,471	3,318,558	8,436,866	9,570,969
Total cost of revenues	3,768,960	4,880,917	11,902,111	14,941,000

Gross profit	$10,961,078	$12,208,096	$32,086,883	$37,982,286

Operating expenses:
Research and development costs	3,645,283	4,722,658	12,689,715	14,350,333
Selling and marketing	6,070,697	8,193,417	19,790,583	27,068,015
General and administrative	3,018,091	3,461,880	9,627,039	9,590,909
Investigation, litigation, and settlement related costs	99,316	(1,353,571)	275,774	(1,793,368)
Restructuring costs	2,290,831	770,749	2,290,831	770,749
Total operating expenses	15,124,218	15,795,133	44,673,942	49,986,638

Operating loss	(4,163,140)	(3,587,037)	(12,587,059)	(12,004,352)

Interest and other (loss) income, net	(3,212)	102,059	(821,178)	(142,805)

Loss before income taxes	(4,166,352)	(3,484,978)	(13,408,237)	(12,147,157)

(Benefit)/Provision for income taxes	(1,946,689)	83,073	(1,600,836)	490,888

Net loss	$(2,219,663)	$(3,568,051)	$(11,807,401)	$(12,638,045)

Less: Accrual of preferred stock dividends	28,875	-	28,875	-
Less: Accretion to redemption value of Series A preferred stock	17,061	-	17,061	-

Net loss attributable to common stockholders	$(2,265,599)	$(3,568,051)	$(11,853,337)	$(12,638,045)

Basic net loss per share attributable to common stockholders	$(0.05)	$(0.08)	$(0.25)	$(0.27)

Diluted net loss per share attributable to common stockholders	$(0.05)	$(0.08)	$(0.25)	$(0.27)

Weighted average basic shares outstanding	48,024,916	47,542,304	47,961,853	47,353,922

Weighted average diluted shares outstanding	48,024,916	47,542,304	47,961,853	47,353,922

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$(2,219,663)	$(3,568,051)	$(11,807,401)	$(12,638,045)

Other comprehensive income (loss), net of taxes (benefits):
Foreign currency translation	(932)	(159,351)	13,858	(323,211)
Net unrealized gain (loss) on marketable securities	(2,307)	29,677	(3,757)	88,034
Net minimum pension liability	2,965	4,236	2,019	11,356
Total other comprehensive income (loss), net of taxes (benefits):	(274)	(125,438)	12,120	(223,821)

Total comprehensive loss, net	$(2,219,937)	$(3,693,489)	$(11,795,281)	$(12,861,866)

Less: Accrual of preferred stock dividends	28,875	-	28,875	-
Less: Accretion to redemption value of Series A preferred stock	17,061	-	17,061	-

Total comprehensive loss, net attributable to common stockholders	$(2,265,873)	$(3,693,489)	$(11,841,217)	$(12,861,866)

See accompanying notes to unaudited condensed consolidated financial statements.

Index

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(11,807,401)	$(12,638,045)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,056,664	2,445,434
Share-based payment compensation	1,258,000	3,566,265
Non-cash professional services expenses	36,942	27,891
Realized gain on marketable securities	(3,545)	(546)
Provision for returns and doubtful accounts	(391,371)	205,437
Deferred income tax provision	(11,737)	11,892
Changes in operating assets and liabilities:
Accounts receivable	5,851,286	8,169,755
Prepaid expenses and other current assets	663,592	(2,809,510)
Inventory	(109,621)	1,047,180
Other assets	(32,900)	81,066
Accounts payable	(1,075,552)	(1,372,792)
Accrued expenses and other long-term liabilities	(5,267,189)	(4,762,389)
Deferred revenue	1,339,297	(3,523,142)
Net cash used in operating activities	(7,493,535)	(9,551,504)

Cash flows from investing activities:
Sales of marketable securities	20,806,642	26,158,050
Purchases of marketable securities	(16,044,295)	(18,255,770)
Purchases of property and equipment	(1,124,170)	(2,147,191)
Capitalized software development costs	(830,301)	(461,555)
Security deposits	(250,000)	(39,622)
Purchase of intangible assets	(100,556)	(86,958)
Net cash provided by investing activities	2,457,320	5,166,954

Cash flows from financing activities:
Proceeds from exercise of stock options	697,500	624,155
Proceeds from issuance of Series A preferred stock, net of issuance costs	8,731,677	-
Net cash provided by financing activities	9,429,177	624,155

Effect of exchange rate changes on cash and cash equivalents	(93,787)	(342,890)

Net increase (decrease) in cash and cash equivalents	4,299,175	(4,103,285)

Cash and cash equivalents, beginning of period	18,651,468	16,257,694

Cash and cash equivalents, end of period	$22,950,643	$12,154,409

Supplemental disclosures:
Cash paid/(refund received) for income taxes, net	$59,023	$568,646
Non-cash financing activities:
Undistributed preferred stock dividends	$28,875	$-

The Company did not pay any interest for the nine months ended September 30, 2013 and 2012.
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

(d)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, share-based payment compensation, cost-based investments, marketable securities, valuation of embedded derivatives, software development costs, goodwill and other intangible assets and income taxes. Actual results could differ from those estimates.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2013, and the results of its operations for the three and nine months ended September 30, 2013 and 2012. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year.

Index

(f)  Cash Equivalent, Restricted Cash and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of September 30, 2013 and December 31, 2012, the Company’s cash equivalents consisted of money market funds.  At September 30, 2013 and December 31, 2012, the fair value of the Company’s cash equivalents amounted to approximately $12.6 million and $4.3 million, respectively.

As of September 30, 2013 and December 31, 2012, the Company had $0.8 million of restricted cash. The restricted cash serves as collateral related to deposit service indebtedness with the Company’s commercial bank. As of September 30, 2013 and December 31, 2012, the Company did not have any debt service indebtedness with the Company’s bank.

As of September 30, 2013 and December 31, 2012, the Company’s marketable securities consisted of corporate bond and government securities. As of September 30, 2013 and December 31, 2012, the fair value of the Company’s current marketable securities was approximately $5.8 million and $10.5 million, respectively. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded within interest and other (loss) income, net in the condensed consolidated statement of operations. See Note (5) Marketable Securities for additional information.

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

As of September 30, 2013 and December 31, 2012, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximated carrying value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

(h)  Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible preferred stock are reviewed to determine whether or not they contain embedded derivative instruments that are required under FASB ASC 815 “Derivatives and Hedging” (“ASC 815”) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivatives are required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results.

Index

(i)  Revenue Recognition

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

From time to time the Company will enter into funded software development arrangements. Under such arrangements, revenue recognition will not commence until final delivery and/or acceptance of the product.  For arrangements where the Company has VSOE for the undelivered elements, the Company will follow the residual method and recognize product revenue upon final delivery and/or acceptance of the product. For arrangements where the Company does not have VSOE for the undelivered elements, the Company will recognize the entire arrangement fee ratably commencing at the time of final delivery and/or acceptance through the end of the service period in the arrangement.

(j)  Property and Equipment

Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets (3 to 7 years). For the three months ended September 30, 2013 and 2012, depreciation expense was $570,711 and $631,009, respectively.  For the nine months ended September 30, 2013 and 2012, depreciation expense was $1,719,139 and $2,137,809, respectively. Leasehold improvements are amortized on a straight-line basis over the term of the respective leases or over their estimated useful lives, whichever is shorter.

(k)  Goodwill and Other Intangible Assets

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

Index

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

For the three months ended September 30, 2013 and 2012, amortization expense was $34,108 and $30,175, respectively. For the nine months ended September 30, 2013 and 2012, amortization expense was $91,337 and $88,424, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012

Goodwill	$4,150,339	$4,150,339

Other intangible assets:
Gross carrying amount	$3,229,144	$3,128,588
Accumulated amortization	(3,045,499)	(2,954,162)
Net carrying amount	$183,645	$174,426

(l)  Software Development Costs

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current revenue of the related products to total current and anticipated future revenue of these products.  During the three and nine months ended September 30, 2013, the Company capitalized $582,872 and $830,301, respectively, of costs associated with software development projects. During the three and nine months ended September 30, 2012, the Company capitalized $0 and $461,555, respectively, of costs associated with software development projects. During the three months ended September 30, 2013 and 2012, the Company recorded $82,063 and $82,063, respectively, of amortization expense related to capitalized software costs. During the nine months ended September 30, 2013 and 2012, the Company recorded $246,188 and $219,201, respectively, of amortization expense related to capitalized software costs.

(m)  Income Taxes

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

(n)  Long-Lived Assets

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

(o) Share-Based Payments

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

(p)  Foreign Currency

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

During the three months ended September 30, 2013, foreign currency transactional losses totaled less than $0.1 million, compared to a foreign currency transactional gain of $0.1 million for the three months ended September 30, 2012.  During the nine months ended September 30, 2013 and 2012, foreign currency transactional losses totaled approximately $0.9 million and $0.2 million, respectively.

(q)  Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards, restricted stock unit awards and redeemable convertible preferred stock outstanding. Due to the net loss for the three and nine months ended September 30, 2013 and 2012, all common stock equivalents, totaling 18,119,241 and 12,611,396, respectively, were excluded from diluted net loss per share because they were anti-dilutive.  The common stock equivalents consist of 9,337,725 of outstanding stock option and restricted stock awards and 8,781,516 related to outstanding redeemable convertible preferred stock for the three and nine months ended September 30, 2013 and 12,611,396 of outstanding stock option and restricted stock awards for the three and nine months ended September 30, 2012.

Index

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2013	2012	2013	2012
Net loss	$(2,219,663)	$(3,568,051)	$(11,807,401)	$(12,638,045)
Effects of redeemable convertible preferred stock:
Less: Preferred stock dividends	28,875	-	28,875	-
Less: Accretion to redemption value of Series A preferred stock	17,061	-	17,061	-
Net loss attributable to common stockholders	$(2,265,599)	$(3,568,051)	$(11,853,337)	$(12,638,045)

Denominator
Basic shares outstanding	48,024,916	47,542,304	47,961,853	47,353,922
Effect of dilutive securities:
Stock options and restricted stock	-	-	-	-
Preferred Stock	-	-	-	-
Diluted shares outstanding	48,024,916	47,542,304	47,961,853	47,353,922

EPS
Basic net loss per share attributable to common stockholders	$(0.05)	$(0.08)	$(0.25)	$(0.27)

Diluted net loss per share attributable to common stockholders	$(0.05)	$(0.08)	$(0.25)	$(0.27)

(r)  Investments

As of September 30, 2013 and December 31, 2012, the Company maintained certain cost-method investments aggregating approximately $0.9 million, which are included within “other assets” in the accompanying condensed consolidated balance sheets. During the three and nine months ended September 30, 2013 and 2012, the Company did not recognize any impairment charges related to any of its cost-method investments.

On August 7, 2013, the Company signed an Equity Transfer Agreement, to sell its interest in Tianjin Zhongke Blue Whale Information Technologies Co., Ltd. (“Blue Whale”), a Chinese joint venture, for $3.0 million. Closing of the sale is subject to certain conditions, including the approval of the appropriate government entities in China. There can be no guarantee that this transaction will close.

(s)  Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

(t)  New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. The adoption of this new accounting guidance in the first quarter of 2013 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note (10) Accumulated Other Comprehensive Loss for the related disclosure.

Index

In July 2013, the FASB issued new guidance which requires the netting of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, against a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed.  The new guidance is effective prospectively to all existing unrecognized tax benefits, but entities can choose to apply it retrospectively. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, which for the Company will be the first quarter of 2014.  We do not expect the adoption of the new guidance by the Company to have a material impact on our financial results.

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

The following table summarizes the plans under which the Company was able to grant equity compensation as of September 30, 2013:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares

FalconStor Software, Inc., 2006 Incentive Stock Plan	13,455,546	3,480,696	7,314,498	May 17, 2016

FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	400,000	350,000	50,000	May 9, 2016

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

Index

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of September 30, 2013:

	Shares Available	Shares
Name of Plan	for Grant	Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	--	1,562,727

2004 Outside Directors Stock Option Plan	--	190,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	--	170,000

FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan	--	50,500

All outstanding stock options granted under the Company’s equity plans have terms of ten years from the date of grant.

The following table summarizes stock option activity during the nine months ended September 30, 2013:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Options Outstanding at December 31, 2012	11,360,842	$4.66

Granted	70,000	$2.31
Exercised	(310,000)	$2.25
Forfeited	(224,795)	$4.56
Expired	(20,000)	$3.96

Options Outstanding at March 31, 2013	10,876,047	$4.72	6.13	$1,136,141

Granted	1,812,000	$1.38
Exercised	-	$0.00
Forfeited	(1,334,592)	$4.04
Expired	(152,500)	$5.44

Options Outstanding at June 30, 2013	11,200,955	$4.25	5.93	$15,505

Granted	15,000	$1.15
Exercised	-	$0.00
Forfeited	(2,473,830)	$3.46
Expired	(10,000)	$6.30

Options Outstanding at September 30, 2013	8,732,125	$4.47	5.77	$2,550

Options Exercisable at September 30, 2013	5,854,660	$5.68	4.17	$-

Index

Stock option exercises are fulfilled with new shares of common stock. There were no stock option exercises for the three months ended September 30, 2013 and 2012. The total cash received from stock option exercises for the nine months ended September 30, 2013 and 2012 was $697,500 and $624,155, respectively.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2013 and 2012 was $121,819 and $266,862, respectively.

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Cost of revenues - Product	$82	$113	$181	$212
Cost of revenues - Support and Service	7,990	53,314	112,182	103,158
Research and development costs	69,542	127,982	291,480	572,170
Selling and marketing	(56,838)	388,167	215,352	1,272,823
General and administrative	142,636	486,202	675,747	1,645,793
	$163,412	$1,055,778	$1,294,942	$3,594,156

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Directors, officers and employees	$82,689	$82,284	$178,437	$489,864
Non-employee consultants	-	13,488	-	13,488
	$82,689	$95,772	$178,437	$503,352

As of September 30, 2013, an aggregate of 3,426,068 shares of restricted stock awards had been issued, of which, 2,342,837 had vested and 477,631 had been forfeited. As of September 30, 2012, an aggregate of 2,876,068 shares of restricted stock awards had been issued, of which, 2,219,456 had vested and 472,539 had been forfeited.

As of September 30, 2013 and 2012, an aggregate of 90,412 restricted stock units had been issued, of which 79,065 had vested and 11,347 had been canceled.

Index

The following table summarizes the activity for restricted stock awards during the three and nine months ended September 30, 2013:

Number of
Restricted Stock
Awards

Non-Vested at December 31, 2012	171,190

Granted	-
Vested	(48,570)
Forfeited	(4,590)

Non-Vested at March 31, 2013	118,030

Granted	50,000
Vested	(45,410)
Forfeited	-

Non-Vested at June 30, 2013	122,620

Granted	500,000
Vested	(17,020)
Forfeited	-

Non-Vested at September 30, 2013	605,600

Restricted stock awards and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the three months ended September 30, 2013 and 2012 was $17,585 and $53,312, respectively. The total intrinsic value of restricted stock for which the restrictions lapsed during the nine months ended September 30, 2013 and 2012 was $203,082 and $1,092,051, respectively.

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Non-qualified stock options	$36,942	$(15,527)	$36,942	$14,403
Restricted stock awards	-	13,488	-	13,488
	$36,942	$(2,039)	$36,942	$27,891

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

Index

As of September 30, 2013, there was approximately $2,861,722 of total unrecognized compensation cost related to the Company’s unvested options and restricted shares granted under the Company’s equity plans.

(3) Income Taxes

The Company’s provision for income taxes consists of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the nine months ended September 30, 2013, the Company recorded an income tax benefit of $1.6 million on its pre-tax loss of $13.4 million, consisting of a $2.1 million reversal of unrecognized tax benefits due to the expiration of applicable statutes of limitations partly offset by state and local and foreign taxes.  For the nine months ended September 30, 2012, the Company recorded an income tax provision of $0.5 million on its pre-tax loss of $12.1 million, consisting primarily of state and local and foreign taxes. The effective tax rate for the nine months ended September 30, 2013 was 11.9%. As of September 30, 2013, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2013 estimated annual effective tax rate. As of September 30, 2013, the valuation allowance totaled approximately $41.9 million.

The Company’s total unrecognized tax benefits, excluding interest and penalties for September 30, 2013 and December 31, 2012 were approximately $3.3 million and $5.1 million, respectively. At September 30, 2013, $0.4 million including interest, if recognized, would reduce the Company’s effective tax rate. As of September 30, 2013 and December 31, 2012, the Company recorded an aggregate of approximately $96,000 and $373,000, respectively, of accrued interest and penalties.

(4) Fair Value Measurements

The Company measures its cash equivalents, marketable securities and derivative instruments at fair value. Fair value is an exit price, representing the amount that would be received on the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants. As a basis for considering such assumptions, the Company utilizes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value.

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds, which at September 30, 2013 and December 31, 2012 totaled $12.6 million and $4.3 million, respectively, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes government securities and corporate debt securities, which at September 30, 2013 and December 31, 2012 totaled $5.8 million and $10.5 million, respectively, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

Index

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. As of September 30, 2013, the Level 3 category included derivatives, which totaled $0.2 million and are included in other long-term liabilities in the condensed consolidated balance sheets. There were no Level 3 derivatives at December 31, 2012. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of September 30, 2013 or December 31, 2012.

Measurement of Fair Value

The Company measures its cash equivalents, marketable securities and derivatives at fair value. Fair value is an exit price, representing the amount that would be received on the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants. As a basis for considering such assumptions, the Company utilizes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value.

Items Measured at Fair Value on a Recurring Basis

       The following table presents the Company’s assets that are measured at fair value on a recurring basis at September 30, 2013:

		Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents:
Money market funds	$12,610,504	$12,610,504	$-	$-
Total cash equivalents	12,610,504	12,610,504	-	-

Marketable securities:
Corporate debt and government securities	5,764,839	-	5,764,839	-
Total marketable securities	5,764,839	-	5,764,839	-

Derivative liabilities:
Derivative Instruments	170,337	-	-	170,337
Total derivative liabilities	170,337	-	-	170,337

Total assets measured at fair value	$18,545,680	$12,610,504	$5,764,839	$170,337

Index

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2012:

		Fair Value Measurements at Reporting Date Using

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash equivalents:
Money market funds	$4,285,309	$4,285,309	$-	$-
Total cash equivalents	4,285,309	4,285,309	-	-

Marketable securities:
Corporate debt and government securities	10,530,942	-	10,530,942	-
Total marketable securities	10,530,942	-	10,530,942	-

Total assets measured at fair value	$14,816,251	$4,285,309	$10,530,942	$-

The fair value of the Company’s investments in corporate debt and government securities have been determined utilizing third party pricing services and verified by management. The pricing services use inputs to determine fair value which are derived from observable market sources including reportable trades, benchmark curves, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. These investments are included in Level 2 of the fair value hierarchy.

The fair value of the Company’s derivatives were valued using the Black-Scholes pricing model adjusted for probability assumptions, with all significant inputs, except for the probability and volatility assumptions, derived from or corroborated by observable market data such as stock price and interest rates.  The probability and volatility assumptions are both significant to the fair value measurement and unobservable.  These embedded derivatives are included in Level 3 of the fair value hierarchy.

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

The cost and fair values of the Company’s available-for-sale marketable securities as of September 30, 2013, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains

Government securities	$5,513,519	$5,511,008	$2,511
Corporate debt securities	251,320	251,378	(58)
	$5,764,839	$5,762,386	$2,453

Index

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2012, are as follows:

	Aggregate	Cost or Amortized	Net Unrealized
	Fair Value	Cost	Gains

Government securities	$8,328,392	$8,324,372	$4,020
Corporate debt securities	2,202,550	2,200,360	2,190
	$10,530,942	$10,524,732	$6,210

(6) Inventories

Inventories consist of component materials and finished systems. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. Component material consists of certain key replacement parts for the finished systems. Inventories are as follows:

	September 30,	December 31,
	2013	2012

Component materials	$11,835	$18,989
Finished systems	740,605	623,830
Total Inventory	$752,440	$642,819

As of September 30, 2013 and December 31, 2012, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

 (7) Stockholders’ Equity

Stock Repurchase Activity

At various times from October 2001 through February 2009, the Company’s Board of Directors authorized the repurchase of up to 14 million shares of the Company’s outstanding common stock in the aggregate.

During the nine months ended September 30, 2013 and 2012, the Company did not repurchase any shares of its common stock. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339.

 (8) Commitments and Contingencies

During the second quarter of 2013 the Company signed a new operating lease covering its corporate office facility that expires in April 2021. The Company also has several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2013 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of September 30, 2013:

2013	$775,338
2014	2,649,036
2015	1,795,247
2016	1,518,099
2017	1,464,247
Thereafter	5,036,525
$13,238,492

Index

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. To date, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on guarantees. As of September 30, 2013 and 2012, there were no claims outstanding under such indemnification provisions.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of the Company to issue shares upon conversion of the redeemable convertible preferred stock in accordance with its obligations, the redeemable convertible preferred stockholders may require the Company to redeem all or some of the redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event.  On or after August 5, 2017, each redeemable convertible preferred stockholder can require the Company to redeem its redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of September 30, 2013, there were no triggering events that would allow the redeemable convertible preferred stockholders to require the Company to redeem any of the redeemable convertible preferred stock.

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

In July, 2013, we signed an agreement with Violin Memory under which Violin will pay us $12.0 million for licenses to certain of our software and for further development of that software.  We received the first $3.0 million under that agreement during the third quarter of 2013 and have recorded this amount as long term deferred revenue as of September 30, 2013.  The second milestone was met in October 2013 and as a result we received the second $3.0 million payment in November 2013.  Receipt of the final $6 million is broken into several payments and is contingent upon our successful development of future versions of the software within a designated time period.  If we are unable to develop the software, we will not receive the additional payments.  In addition, certain provisions of the Violin agreement could require us to return some or all of the money that we have already received.

As of September 30, 2013, the Company had a total of $1.7 million of payables outstanding relating to its settlement with the United States Attorney’s Office, which is to be paid in December 2013. In addition, on January 20, 2013, the Company announced that it had reached a proposed settlement of the Class Action lawsuit between the Company and class plaintiffs for $5.0 million. Court approval of the settlement is required. A joint stipulation of settlement and motion for preliminary approval of the settlement was filed with the Court on June 14, 2013. On October 29, 2013, the District Court gave preliminary approval to the settlement and as a result we expect to deposit $5.0 million into an escrow account, where it will be held pending final settlement, in the fourth quarter of 2013.

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis (the “2013 Plan”).  In connection with the 2013 Plan the Company plans to eliminate over 100 positions worldwide, implement tighter expense controls, cease non-core activities and close several facilities through fiscal 2014.  As of September 30, 2013 the Company had eliminated 75 positions worldwide.  The total amount incurred under the 2013 Plan, during the third quarter, was $2.3 million of which $1.3 million was paid during the third quarter of 2013. This is an ongoing initiative and the Company expects to incur additional restructuring costs during the fourth quarter of 2013 and into the first half of 2014.

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

(9) Redeemable Convertible Preferred Stock

The Company is authorized to issue two million shares of $0.001 par value preferred stock.

On September 16, 2013, the Company issued to Hale Capital Partners, LP (“Hale”) 900,000 shares of the Company’s newly created Series A redeemable convertible preferred stock (the "redeemable convertible preferred stock"), par value $0.001 per share, at a price of $10 per share, for an aggregate purchase consideration of $9.0 million.  Hale subsequently assigned and transferred all of its shares of the redeemable convertible preferred stock to HCP-FVA LLC. Each share of redeemable convertible preferred stock is convertible into common stock equivalents, at the option of the holder and upon certain mandatory conversion events described below, at a conversion rate of $1.02488 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events).  The Company received net proceeds of approximately $8,731,677 from the issuance of the redeemable convertible preferred stock, net of transaction costs.

If on or after the first anniversary of the issuance of the redeemable convertible preferred stock, the volume weighted average price of common stock for each trading day of any sixty consecutive trading days exceeds 250% of the conversion price and exceeds 225% of the conversion price through the conversion date, and certain equity conditions are met such that shares of common stock issued upon conversion can be immediately saleable by the redeemable convertible preferred stockholders, Falconstor can convert the redeemable convertible preferred stock up to an amount equal to the greater of 25% of the daily trading volume for the 20 consecutive trading days immediately preceding the conversion date or the amount of an identified bona fide block trade at a price reasonably acceptable to the applicable redeemable convertible preferred stockholder, but which price is not less than the arithmetic average of the weighted average prices of the common stock for the five trading days immediately preceding such sale.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of the Company to issue shares upon conversion of the redeemable convertible preferred stock in accordance with its obligations, the redeemable convertible preferred stockholders may require the Company to redeem all or some of the redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event.  On or after August 5, 2017, each redeemable convertible preferred stockholder can require FalconStor to redeem its redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends.  As of September 30, 2013, there were no triggering events that would allow the redeemable convertible preferred stockholders to require the Company to redeem any of the redeemable convertible preferred stock.

Holders of the redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company can pay such dividends in part in cash and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied.

Index

The Purchase Agreement provides that the Company must use commercially reasonable efforts to file a registration statement with the SEC within 90 days for the resale of all of the common stock issuable on the conversion of the Preferred Stock and as dividends.  The Purchase Agreement also contains other representations, warranties and financial and non-financial covenants, customary for an issuance of Preferred Stock in a private placement of this nature.  The Company is in compliance with the financial and non-financial covenants as of September 30, 2013.

Each share of redeemable convertible preferred stock has a vote equal to the number of shares of common stock into which the redeemable convertible preferred stock would be convertible as of the record date.  The Company’s closing stock price on the record date was $1.23 which results in voting power of 7,317,073 shares.  In addition, holders of a majority of the redeemable convertible preferred stock must approve certain actions, including any amendments to the Company's charter or bylaws that adversely affects the voting powers, preferences or other rights of the redeemable convertible preferred stock; payment of dividends or distributions; any liquidation, capitalization, reorganization or any other fundamental transaction of the Company; issuance of any equity security senior to or in parity with the redeemable convertible preferred stock as to dividend rights, redemption rights, liquidation preference and other rights; issuances of equity below the conversion price; any liens or borrowings other than non-convertible indebtedness from standard commercial lenders which does not exceed 80% of the company’s accounts receivable; and the redemption or purchase of any capital stock of the Company.

The Company has classified the redeemable convertible preferred stock as temporary equity in the financial statements as it is subject to redemption at the option of the holder under certain circumstances.  The Company has concluded that for purposes of evaluating potential embedded derivative instruments within the redeemable convertible preferred stock, the host contract is more akin to debt than equity.  The optional redemption option and dividend cap were determined to be clearly and closely related to the debt-type host and as a result did not require separation from the host and classification and measurement as a derivative financial instrument. The embedded conversion and contingent redemption put options in the redeemable convertible preferred stock are not clearly and closely related to the debt-type host. The conversion options qualified for a scope exception and as a result did not require separation from the host and classification and measurement as a derivative financial instrument.  The contingent redemption put options did not meet any scope exceptions and therefore the fair value of these derivative instruments were bifurcated from the redeemable convertible preferred stock and recorded as a liability at fair value.  These derivative instruments were determined, in the aggregate, to have a fair value of $170,337 at the time of issuance of the preferred stock and were recorded as a reduction to preferred stock.  This discount will be accreted to the redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument.  Future changes in the fair value of these derivative instruments will be included in “Interest and other (loss) income, net” within the consolidated statement of operations.

A beneficial conversion feature (“BCF”) is recorded when the consideration allocated to a convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the commitment date. The Company’s common stock price on the date one day prior to the closing of the Preferred Stock Agreement (the commitment date) was $1.23 per share, which was $0.21 greater than the conversion price of the redeemable convertible preferred stock. As the closing stock price on the commitment date was greater than the conversion price, the Company recognized a BCF.  The Company allocated $1,951,265 to the BCF through an increase to additional paid-in capital and a corresponding decrease to the preferred stock. The resulting additional discount to the preferred stock is also being accreted to the redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument.

The Company included a deduction of $17,061 as an adjustment to net loss attributable to common stockholders on the statement of operations and in determining loss per share for the quarter ended September 30, 2013.  This amount represents the accretion of the transaction costs of $268,323, BCF of $1,951,265 and fair value allocated to the embedded derivatives of $170,337 for the third quarter of 2013.  The Company also included a deduction of $28,875 as an adjustment to net loss attributable to common shareholders on the statement of operations and in determining loss per share for the three months ended September 30, 2013 for accrued dividends for the preferred stock. These dividends have not yet been paid as of September 30, 2013.

Index

(10) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended September 30, 2013 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total

Accumulated other comprehensive (loss) income at June 30, 2013	$(1,586,348)	$4,760	$(56,068)	$(1,637,656)

Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(932)	(1,961)	829	(2,064)
Amounts reclassified from accumulated other comprehensive (loss) income	-	(346)	2,136	1,790
Total other comprehensive (loss) income	(932)	(2,307)	2,965	(274)

Accumulated other comprehensive (loss) income at September 30, 2013	$(1,587,280)	$2,453	$(53,103)	$(1,637,930)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the nine months ended September 30, 2013 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total

Accumulated other comprehensive (loss) income at January 1, 2013	$(1,601,138)	$6,210	$(55,122)	$(1,650,050)

Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	13,858	(212)	(4,388)	9,258
Amounts reclassified from accumulated other comprehensive income	-	(3,545)	6,407	2,862
Total other comprehensive income (loss)	13,858	(3,757)	2,019	12,120

Accumulated other comprehensive (loss) income at September 30, 2013	$(1,587,280)	$2,453	$(53,103)	$(1,637,930)

For the three and nine months ended September 30, 2013, the amounts reclassified to net loss related to the Company’s defined benefit plan and sale of marketable securities. These amounts are included within “Operating loss” within the condensed consolidated statements of operations.

(11) Litigation

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

As of September 30, 2013, the Company has paid a total of $4.1 million of the total $5.8 million, for which the Company had previously accrued. The balance of $1.7 million is payable in December 2013.

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

In January, 2013, the parties to the Class Action reached an agreement in principle to settle the Class Action.  Pursuant to a Memorandum of Understanding signed by counsel for the class plaintiffs and by counsel for all defendants, the Company will pay $5.0 million to settle the Class Action. This amount includes damages, plaintiffs’ attorneys’ fees, and costs of administration of the settlement. The Company expects to pay this settlement with cash on hand. A stipulation of settlement and a joint motion for preliminary approval of the settlement were submitted to the court for its approval on June 14, 2013.  On October 29, 2013, the District Court gave preliminary approval to the settlement and as a result we expect to deposit $5.0 million into an escrow account, where it will be held pending final settlement, in the fourth quarter of 2013.

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

Because the carrier of the next layer of insurance would not be obligated to make payment to the Company until the full $5.0 million first layer limit had been exhausted, this means that the Company was responsible for $1.1 million out of pocket before it could again seek reimbursement from its insurers. We accrued for the $1.1 million during 2012.

On July 31, 2013 the Company entered into an agreement with the carrier of the second $5.0 million layer of the Company’s D&O insurance.  Pursuant to the agreement, the insurer agreed to pay seventy five percent (75%) of the Company’s losses attributable to the Class Action and the Derivative Action above the first $5.25 million of such losses. In addition, as part of the July 31, 2013 agreement with the carrier, the Company agreed to indemnify the carrier of the second layer of D&O insurance against potential claims by certain named insured persons under the second layer D&O insurance. The agreement with the carrier is contingent on final approval of the Class Action settlement. The Company cannot predict the likelihood or the outcome of any such claims by the named insureds.

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

Index

To date, the Company has recorded $6.9 million of total costs associated with the Class Action and the Derivative Actions. The Company has recorded a liability in the amount of $5.0 million in “accrued expenses” in the condensed consolidated balance sheets as of September 30, 2013 which includes estimated costs of resolutions for both the Class Action and the Derivative Action to date. As a result of the agreement reached with the insurance carrier for the first layer of the Company’s D&O insurance carrier in the prior year, the Company has recorded an insurance recovery in 2012 of approximately $3.9 million of legal expenses previously incurred related to the class action and derivative lawsuits as well as the potential settlement of the class action lawsuit. The $3.9 million insurance recovery was reimbursed by the Company’s insurance carrier during 2012. As a result of the agreement reached with the insurer of the Company’s next layer of D&O insurance, the Company has recorded a $0.9 million receivable in “prepaid expenses and other current assets” in the condensed consolidated balance sheet as of September 30, 2013 as collection is deemed probable. The $0.9 million receivable was reimbursed by the Company’s insurance carrier in October 2013.

 During the three and nine months ended September 30, 2013, our total investigation, litigation, and settlement related costs consisted of $0.1 million and $0.3 million, respectively, of net legal expenses related to the class action and derivative lawsuits and other settlement related activities that are not recoverable through insurance.

Avazpour Litigation

The Company was the defendant in an action brought by Avazpour Networking Services, Inc., and its former principals (collectively, “Avazpour”), in the United States District Court for the Eastern District of New York. Avazpour alleged that the Company gave grossly negligent advice in connection with an upgrade of Avazpour’s storage system resulting in damages to Avazpour and breached its contract with Avazpour.   On March 13, 2013, the Court granted the Company’s motion to dismiss all of the claims except for the claim of breach of contract.  In June, 2013, the Company and the Avazpour reached an agreement in principle to settle the claim for $250,000. As a result of the settlement, the action was dismissed on September 17, 2013. Pursuant to the Company’s insurance, the Company is responsible for the first $100,000 of costs associated with this action.

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

(12) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three and nine months ended September 30, 2013 and 2012, and the location of long-lived assets as of September 30, 2013 and December 31, 2012, are summarized as follows:

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues:	2013	2012	2013	2012

Americas	$5,973,198	$6,359,024	$17,604,779	$21,560,761
Asia Pacific	3,983,078	5,906,013	13,094,120	16,650,814
Europe, Middle East, Africa and Other	4,773,762	4,823,976	13,290,095	14,711,711

Total Revenues	$14,730,038	$17,089,013	$43,988,994	$52,923,286

	September 30,	December 31,
Long-lived assets:	2013	2012

Americas	$10,541,715	$10,263,056
Asia Pacific	893,437	1,041,470
Europe, Middle East, Africa and Other	591,693	434,353

Total long-lived assets	$12,026,845	$11,738,879

   For the three months ended September 30, 2013 the Company had one customer that accounted for 10% or more of total revenues. For the three months ended September 30, 2012 the Company did not have any customers that accounted for 10% or more of total revenues.  As of September 30, 2013, the Company had two customers that accounted for 12% and 10% of the accounts receivable balance. As of December 31, 2012, the Company had one customer that accounted for 20% of the accounts receivable balance.

Due to cash collections of previously reserved accounts receivable balances, the Company recorded benefits of less than $0.1 million and $0.2 million during the three months ended September 30, 2013 and 2012, respectively, and benefits of $0.1 million and $0.5 million during the nine months ended September 30, 2013 and 2012, respectively. These amounts are included within revenues in the accompanying condensed consolidated statement of operations.

(13) Restructuring Costs

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. In the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis.  In connection with the 2013 Plan the Company plans to eliminate over 100 positions worldwide, implement tighter expense controls, cease non-core activities and close several facilities.  The 2013 Plan is expected to be completed during the first half of 2014.  As of September 30, 2013 the Company had eliminated 75 positions worldwide.  The total amount incurred under the 2013 Plan, during the third quarter, was $2.3 million of which $1.3 million was paid during the third quarter of 2013. This is an ongoing initiative and the Company expects to incur additional restructuring costs during the fourth quarter of 2013 and into the first half of 2014

In July 2012, the Company undertook certain restructuring activities that included a workforce reduction of approximately 35 positions worldwide (the “2012 Plan”). These actions were intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support the anticipated revenue levels we expect to achieve on a go forward basis. The total amount incurred with respect to severance under the 2012 Plan was $0.8 million. Actions under the 2012 Plan were substantially completed during the third quarter of 2012.

Index

Accrued restructuring costs associated with the 2013 and 2012 Plans are as follows:

	Reconciliation of Aggregate Liability Recorded for
	Restructuring Costs Under the 2013 Plan

	December 31,		Utilization/	September 30,
	2012	Provisions	Payments	2013

Severance related costs	$-	$2,212,769	$1,346,215	$866,554
Facility and other costs	-	78,062	25,289	52,773

Total Restructuring Costs	$-	$2,290,831	$1,371,504	$919,327

	Reconciliation of Aggregate Liability Recorded for
	Restructuring Costs Under the 2012 Plan

	December 31,			September 30,
	2012	Provisions	Payments	2013

Severance related costs	$478	$-	$478	$-

The severance related liabilities and facility abandonment liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses under the 2013 Plan and the 2012 Plan are included within “restructuring costs” in the accompanying condensed consolidated statements of operations. The accrued payments remaining under the 2013 Plan are expected to be paid at various times throughout the fourth quarter of 2013 and the first half of 2014. There were no remaining payments under the 2012 Plan as of September 30, 2013.

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

OVERVIEW

During the third quarter of 2013, we began to execute our plans for streamlining and revitalizing the Company.   These plans are built around three main efforts: Strengthening our balance sheet; rationalizing our expense structure; and defining and delivering our next generation product.

With regard to strengthening our balance sheet, we took several steps in the third quarter.  In September, we closed a $9.0 million investment by Hale Capital Partners.  Hale purchased $9.0 million of Series A Redeemable Convertible Preferred Stock (and subsequently assigned all of its rights in the stock to an affiliate).  A description of the material terms of the stock can be found in Note (9) Redeemable Convertible Preferred Stock, to our unaudited condensed consolidated financial statements.  The net proceeds to the Company, after transaction costs, were $8.7 million.  Martin Hale, Jr., also joined our Board of Directors.

In July, we entered into a joint development agreement with Violin Memory, Inc., that should provide us with $12.0 million based on meeting certain milestones, between July 2013 and December 31, 2014.  During the third quarter of 2013 we achieved our first milestone and we received the first $3.0 million and we recorded this amount as long term deferred revenue as of September 30, 2013.  Following the close of the quarter we achieved the second milestone and we received an additional $3.0 million payment in November 2013.  If we fail to meet certain future obligations under our agreement with Violin, or if we undergo a change of control, all or a portion of these amounts may be refunded to Violin.

Last, in August, we signed an agreement to sell our stake in Tianjin Zhongke Blue Whale Information Technologies Co., Ltd., for $3.0 million.  Blue Whale is a joint venture in China in which we have an approximately $1.0 million investment but which no longer fits with our strategic plan.  We anticipate, although there can be no assurance, that we will receive all of the necessary governmental approvals, and that we will close the transaction, in the fourth quarter of 2013.

Together, these three initiatives should provide us with $18.0 million in cash in 2013, and another $6.0 million in 2014.  This cash helps to counter any perception that we had insufficient levels of cash on hand or that we are not positioned for a continued presence in the market.

In the second area – rationalization of our expense structure – we began to rebalance our assets with the primary objective of lowering our cost structure to align our operating expenses with our capital resources and the size of our business.  Our efforts to cut expenses were focused on three areas:  Personnel; discretionary spending and expense controls; and the elimination or consolidation of our physical presence in certain geographical locations.

In the third quarter, we began to implement a reduction in force that will ultimately result in a headcount reduction of approximately 30%. Most of these positions were eliminated during the third quarter.  Some of the identified positions will not be eliminated until the fourth quarter due to business requirements, such as the need for an orderly transfer of responsibility or the completion of ongoing projects, or, particularly with regard to our European operations, the requirements of local laws and customs concerning the elimination of positions.We also reviewed each of our office locations worldwide and looked at the size of the market, the economic conditions in the market, and our performance in the market.  We determined that there were several locations where we would be better served by reducing or eliminating our physical presence and having our customers serviced by partners, rather than our own employees.  We plan to close our offices in Australia and in Hong Kong, and to reduce the size of our offices in France, in Singapore and in Melville, New York.  In addition, we closed our research and development operation in Shanghai, although we continue to maintain a sales presence there.  Our research and development is now located in Melville, New York and in Taichung, Taiwan.

Index

We expect that these measures, in conjunction with heightened spending controls, will result in $17.0 million in annualized savings. Not all of these savings were realized in the third quarter.  While we hope to recognize the proportional amount of the full annual savings by the end of the fourth quarter, we are unable to predict the exact timing, because it is dependent on the amount of time necessary to exit from various leases, both for real estate and for other assets such as telecommunications and office equipment.

The third area of our plans relates to our products.  Shortly after the close of the third quarter, we delivered FalconStor NSS v.7.5 and FalconStor CDP v.7.5.  These updated products showed our customers and our partners that we have been continuing to invest in our products to provide improvements and innovations.  Now we are moving on to the next generation.  The results of our joint development agreement with Violin should position us for our next generation of technology and should give us the ability to address the current and the future needs of the market for cloud, mobility, business continuity and recovery with greater performance, flexibility and management.

With regard to financial performance, our total revenues for the third quarter of 2013 decreased 14% to $14.7 million from $17.1 million in the same period in 2012.  Total revenues increased by 5%, from $14.0 million, in the second quarter of 2013.  Total revenues were down in each region.  The revenue decline from 2012 is attributable primarily to competitive pricing and to the fact that the NSS and the CDP products we offered in the third quarter were older versions of our products.

Support and services revenue decreased 5% from the same period in 2012 but increased 10% from the second quarter of 2013. Our OEM maintenance revenue continued its decline on a year-over-year basis, but, more importantly, our non-OEM maintenance revenue increased by $0.2 million, or 2% from the third quarter of 2012.  The continued growth and health of our non-OEM revenue is what will drive our growth, not the legacy OEM business, which is now less than 10% of our maintenance revenue.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2012.

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

Total revenues for the three months ended September 30, 2013 decreased 14% to $14.7 million, compared with $17.1 million for the three months ended September 30, 2012. Our cost of revenues decreased 23% to $3.8 million for the three months ended September 30, 2013, compared with $4.9 million for the three months ended September 30, 2012. Included in our cost of revenues was less than $0.1 million of share-based compensation expense for the three months ended September 30, 2013 and 2012. Our operating expenses decreased 4% from $15.8 million for the three months ended September 30, 2012 to $15.1 million for the three months ended September 30, 2013. Included in the operating results for the three months ended September 30, 2013 was $0.1 million of investigation, litigation and settlement related costs compared with a $1.4 million benefit for the three months ended September 30, 2012. Also included in operating expenses was $2.3 million of restructuring costs for the three months ended September 30, 2013 compared with $0.8 million for the three months ended September 30, 2012.  During the three months ended September 30, 2013, we commenced a restructuring plan to eliminate over 100 positions worldwide, implement tighter expense controls, cease non-core activities and close several facilities. As of September 30, 2013, approximately 75 positions worldwide, from various departments, were eliminated. During the three months ended September 30, 2012, we completed a restructuring which was composed of a workforce reduction of approximately 35 positions worldwide from various departments.  In addition, included in our operating expenses for the three months ended September 30, 2013 and September 30, 2012 was $0.2 million and $1.0 million, respectively, of share-based compensation expense.  Net loss for the three months ended September 30, 2013 was $2.2 million, compared with a net loss of $3.6 million for the three months ended September 30, 2012. Included in our net loss for the three months ended September 30, 2013 was an income tax benefit of $1.9 million, compared with an income tax provision of $0.1 million for the three months ended September 30, 2012. The income tax benefit of $1.9 million was primarily attributable to the reversal of $2.1 million of unrecognized income tax benefits due to the expiration of the applicable statutes of limitations.  The income tax provision for the three months ended September 30, 2012 was primarily attributable to the impact of our estimated full year effective tax rate on our pre-tax losses. No tax benefits were recognized for expected net domestic deferred tax assets for each of the full years 2013 and 2012, respectively, due to the full valuation allowance over these deferred tax assets.  Net loss attributable to common stockholders, which includes the effects of preferred stock dividends and accretion of the discount in 2013, was $2.3 million for the three months ended September 30, 2013 compared to $3.6 million for the three months ended September 30, 2012.

Index

The decrease in total revenues was due to a decrease in product revenues and support and services revenues for the three months ended September 30, 2013, compared with the same period in 2012. In total, our product revenues decreased 23%. Product revenues from our OEM partners decreased 54%, while product revenues from our non-OEM partners decreased 20% for the three months ended September 30, 2013, compared with the same period in 2012. The decrease in product revenue from our non-OEM partners was primarily attributable to competitive pricing practices from our competitors and the need to refresh our product offerings. The decline in OEM product revenues was primarily the result of continued disruption with one of our largest OEM partners in China, which was part of a significant corporate reorganization which commenced during 2012, and which has led to continued unpredictability in sales volume from this OEM during the first nine months of 2013.

In total, support and services revenue decreased 5% from $8.5 million for the three months ended September 30, 2012 to $8.1 million for the three months ended September 30, 2013. The decrease in support and services revenue was attributable to a decrease in both maintenance and technical support services revenue and professional services revenues. Maintenance and technical support services revenue decreased from $7.9 million for the three months ended September 30, 2012 to $7.5 million for the three months ended September 30, 2013. Our maintenance and technical support service revenue result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended September 30, 2013, the decline in maintenance was primarily attributable to a $0.5 million decline in maintenance revenue from certain legacy OEM customers due to the continuing wind down in our OEM business, partially offset by an increase in maintenance revenues from our non-OEM partners. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Overall, our total operating expenses decreased $0.7 million, or 4%, to $15.1 million for the three months ended September 30, 2013, compared with $15.8 million for the same period in 2012. The decrease in total operating expenses was primarily attributable to our restructuring efforts and tighter expense controls which we commenced during the quarter and which resulted in a decrease in salary and personnel costs including share-based compensation expense due to lower headcount. In addition, a decrease in commissions due to the decrease in revenues during the three months ended September 30, 2013 as compared with the three months ended September 30, 2012, partly offset by a $1.5 million increase in investigation, litigation, and settlement related costs contributed to the decrease compared with 2012. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. Our worldwide headcount was 319 employees as of September 30, 2013, compared with 436 employees as of September 30, 2012.

Index

Revenues

	Three months ended September 30,
	2013	2012
Revenues:
Product revenue	$6,584,876	$8,550,551
Support and services revenue	8,145,162	8,538,462

Total Revenues	$14,730,038	$17,089,013

Year-over-year percentage change
Product revenue	-23%	-16%
Support and services revenue	-5%	-2%

Total percentage change	-14%	-9%

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

Product revenue decreased 23% from $8.6 million for the three months ended September 30, 2012, to $6.6 million for the three months ended September 30, 2013. These amounts are net of a sales return benefit of less than $0.1 million recognized during the three months ended September 30, 2013, compared with a benefit of $0.2 million in the same period in 2012.  Product revenue represented 45% and 50% of our total revenues for the three months ended September 30, 2013 and 2012, respectively. Product revenues from our OEM partners decreased 54%, while product revenues from our non-OEM partners decreased 20% for the three months ended September 30, 2013, compared with the same period in 2012. The decrease in product revenue from our non-OEM partners was primarily attributable to competitive pricing practices from our competitors and the need to refresh our product offerings. The decline in OEM product revenues was primarily the result of continued disruption with one of our largest OEM partners in China, which was part of a significant corporate reorganization which commenced during 2012, and which has led to continued unpredictability in sales volume from this OEM during the first nine months of 2013. Product revenue from our non-OEM partners represented 94% and 90% of our total product revenue for the three months ended September 30, 2013 and 2012, respectively. Product revenue from our OEM partners represented 6% and 10% of our total product revenue for the three months ended September 30, 2013 and 2012, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Engineering services are recognized upon customer acceptance or over the remaining contract term if VSOE does not exist for remaining deliverables upon acceptance.  Support and services revenue decreased 5% from $8.5 million for the three months ended September 30, 2012 to $8.1 million for the three months ended September 30, 2013. The decrease in support and services revenue was attributable to decreases in both maintenance and technical support services revenue and professional services revenues.

Index

Maintenance and technical support services revenue decreased from $7.9 million for the three months ended September 30, 2012 to $7.5 million for the three months ended September 30, 2013. Our maintenance and technical support service revenue result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended September 30, 2013, the decline in maintenance was primarily attributable to a $0.5 million decline in maintenance revenue from certain legacy OEM customers due to the continuing wind down in our OEM business partially offset by an increase in maintenance revenues from our non-OEM partners.

Professional services revenues decreased from $0.7 million for the three months ended September 30, 2012 to $0.6 million for the same period in 2013. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services and the timing of acceptance from the customer. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenues

	Three months ended September 30,
	2013	2012
Cost of revenues:
Product	$1,202,489	$1,562,359
Support and service	2,566,471	3,318,558
Total cost of revenues	$3,768,960	$4,880,917

Total Gross Profit	$10,961,078	$12,208,096

Gross Margin:
Product	82%	82%
Support and service	68%	61%
Total gross margin	74%	71%

Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of capitalized software, shipping and logistics costs, and share-based compensation expense. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, and share-based compensation expense. Cost of product revenue for the three months ended September 30, 2013 decreased $0.4 million, or 23%, to $1.2 million, compared with $1.6 million for the same period in 2012. The decrease in cost of product revenue was primarily attributable to the decline in the number of fully integrated solutions which included hardware appliances that we sold compared with the same period in 2012. Our cost of support and service revenues for the three months ended September 30, 2013 decreased $0.8 million, or 23%, to $2.6 million, compared with $3.3 million for the same period in 2012. This decrease was primarily attributable to a decrease in personnel costs as a result of lower headcount during the third quarter of 2013 compared with the same period in 2012.

Total gross profit decreased $1.2 million, or 10%, to $11.0 million for the three months ended September 30, 2013 from $12.2 million for the same period in 2012. The decrease in our total gross profit for the three months ended September 30, 2013, compared with the same period in 2012, was primarily due to a 14% decrease in our total revenues. Total gross margin increased to 74% for the three months ended September 30, 2013, from 71% for the same period in 2012. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Index

Share-based compensation expense included in the cost of product revenue was less than 1% of total revenue for each of the three months ended September 30, 2013 and September 30, 2012. Share-based compensation expense included in the cost of support and service revenue was less than $0.1 million for both the three months ended September 30, 2013 and the three months ended September 30, 2012. Share-based compensation expense included in cost of support and service revenue was less than 1% of total revenue for each of the three months ended September 30, 2013 and September 30, 2012.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $1.1 million, or 23%, to $3.6 million for the three months ended September 30, 2013, from $4.7 million in the same period in 2012. The decrease in research and development costs was primarily the result of an increase in capitalized software development costs of $0.6 million for the three months ended September 30, 2013 as there were no capitalized software development costs for the three months ended September 30, 2012. This decline was also attributable to a decline in personnel related costs including share-based compensation expense as a result of a decrease in headcount. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs was $0.1 million for each of the three months ended September 30, 2013 and September 30, 2012. Share-based compensation expense included in research and development costs was less than 1% of total revenue for the three months ended September 30, 2013 and 1% of total revenue for the three months ended September 30, 2012.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $2.1 million, or 26%, to $6.1 million for the three months ended September 30, 2013, from $8.2 million for the same period in 2012. The decrease in selling and marketing expenses was primarily attributable to (i) a decrease in commissions due to the 23% decline in product revenue compared with the same period in 2012, and (ii) a decrease in salary and personnel costs as a result of lower sales and marketing headcount as well as a decrease in share-based compensation expenses of $0.5 million.  Share-based compensation expense included in selling and marketing decreased to a benefit of $0.1 million from an expense of $0.4 million for the three months ended September 30, 2013 and 2012, respectively due to the reversal of previously accrued share-based compensation related to the resignations of certain former sales and marketing professionals. Share-based compensation expense included in selling and marketing expenses was a benefit of less than 1% of total revenue for the three months ended September 30, 2013 and an expense of 2% of total revenue for the three months ended September 30, 2012.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors’ and officers’ insurance, legal and professional fees, bad debt expense, and other general corporate overhead costs. General and administrative expenses decreased $0.4 million, or 13%, to $3.0 million for the three months ended September 30, 2013, compared with $3.5 million for the same period in 2012. The overall decrease within general and administrative expenses was primarily related to a $0.7 million decrease in bad debt expense based on specifically identified bad debts in 2012 which did not reoccur in 2013.  This decrease was partially offset by an increase in professional fees and other administrative costs. Share-based compensation expense included in general and administrative expenses decreased by $0.4 million to $0.1 million for the three months ended September 30, 2013, compared with $0.5 million for the three months ended September 30, 2012 due to the reversal of previously accrued share-based compensation related to the resignation of former employees. Share-based compensation expense included in general and administrative expenses was equal to 1% and 3% of total revenue for the three months ended September 30, 2013 and September 30, 2012, respectively.

Index

Investigation, Litigation and Settlement Related Costs

During the three months ended September 30, 2013, our total investigation, litigation, and settlement related costs totaled $0.1 million, which was comprised of $0.1 million of legal expenses related to other settlement related activities. During the three months ended September 30, 2012, our total investigation, litigation, and settlement related costs resulted in a net benefit of $1.4 million which was comprised of (i) $0.1 million of legal fees, and (ii) a recovery of $1.5 million of previously accrued legal fees and costs as a result of a settlement reached with one of our insurance carriers. For further information, refer to Note (11) Litigation, to our unaudited condensed consolidated financial statements.

We expect that our operating expenses will continue to be adversely impacted during 2013 due to professional and service provider fees and other costs, resulting from the finalizing of stockholder lawsuits and other settlement related activities.

Restructuring costs

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources.

During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis.  In connection with the 2013 Plan the Company plans to eliminate over 100 positions worldwide, implement tighter expense controls, cease non-core activities and close several facilities through fiscal 2014.  As of September 30, 2013 the Company had eliminated 75 positions worldwide.  The total amount incurred under the 2013 Plan, during the third quarter, was $2.3 million of which $1.3 million was paid during the third quarter of 2013.  This is an ongoing initiative and the Company expects to incur additional restructuring costs during the fourth quarter of 2013 and the first half of 2014.

During the three months ended September 30, 2012, we completed a restructuring which was composed of a workforce reduction of approximately 35 positions worldwide from various departments. These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy, to drive operational efficiencies and to support the anticipated revenue levels we expect to achieve on a go forward basis. The total amount incurred with respect to severance under the 2012 Plan was $0.8 million. Actions under the 2012 Plan were substantially completed by September 30, 2012. As of September 30, 2013, there were no remaining payments related to the 2012 Plan.

For further information, refer to Note (13) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other Income (Loss)

We invest our cash primarily in money market funds, government securities, and corporate bonds. As of September 30, 2013, our cash, cash equivalents, and marketable securities totaled $29.5 million, compared with $25.8 million as of September 30, 2012. Interest and other income (loss) decreased $0.1 million to a loss of less than $0.1 million for the three months ended September 30, 2013 compared with income of $0.1 million for the same period in 2012. The decrease in interest and other income (loss) was primarily due to a foreign currency loss of less than $0.1 million during the three months ended September 30, 2013 compared with a foreign currency gain of $0.1 million for the same period in 2012.

Index

Income Taxes

Our provision for income taxes consists of state, local, and foreign taxes. For the three months ended September 30, 2013, the Company recorded an income tax benefit of $1.9 million on its pre-tax loss of $4.2 million, consisting primarily of a $2.1 million reversal of unrecognized tax benefits due to the expiration of applicable statutes of limitations partly offset by state and local and foreign taxes.  For the three months ended September 30, 2012, the Company recorded an income tax provision of $0.1 million on its pre-tax loss of $3.5 million, consisting primarily of state and local and foreign taxes.  Our domestic deferred tax assets are realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the three months ended September 30, 2013, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2013 estimated annual effective tax rate. As of September 30, 2013, the valuation allowance totaled approximately $41.9 million.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2012.

Total revenues for the nine months ended September 30, 2013 decreased 17% to $44.0 million, compared with $52.9 million for the nine months ended September 30, 2012. Our cost of revenues decreased 20% to $11.9 million for the nine months ended September 30, 2013, compared with $14.9 million for the nine months ended September 30, 2012. Included in our cost of revenues was $0.1 million of share-based compensation expense for the nine months ended September 30, 2013 and the nine months ended September 30, 2012. Our operating expenses decreased 11% from $50.0 million for the nine months ended September 30, 2012 to $44.7 million for the nine months ended September 30, 2013. Included in the operating results for the nine months ended September 30, 2013 was $0.3 million of investigation, litigation and settlement related costs compared with a benefit of $1.8 million for the nine months ended September 30, 2012. Also included in our operating expenses was $2.3 million and $0.8 million of restructuring costs for the three months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, we commenced a restructuring plan to eliminate over 100 positions worldwide, implement tighter expense controls, cease non-core activities and close several facilities. As of September 30, 2013 approximately 75 positions worldwide, from various departments, were eliminated. During the nine months ended September 30, 2012, we completed a restructuring which was composed of a workforce reduction of approximately 35 positions worldwide from various departments.  In addition included in our operating expenses for the nine months ended September 30, 2013 and September 30, 2012 was $1.2 million and $3.5 million, respectively, of share-based compensation expense. Net loss for the nine months ended September 30, 2013 was $11.8 million, compared with a net loss of $12.6 million for the nine months ended September 30, 2012. Included in our net loss for the nine months ended September 30, 2013 was an income tax benefit of $1.6 million, compared with an income tax provision of $0.5 million for the nine months ended September 30, 2012. The income tax benefit of $1.6 million was primarily attributable to the reversal of $2.1 million of unrecognized income tax benefits due to the expiration of the applicable statutes of limitations.  The income tax provision for the three months ended September 30, 2012 was primarily attributable to the impact of our estimated full year effective tax rate on our pre-tax losses.  No tax benefits were recognized for expected net domestic deferred tax assets for each of the full years 2013 and 2012, respectively, due to the full valuation allowance over these deferred tax assets.  Net loss attributable to common stockholders, which includes the effects of preferred stock dividends and accretion of the discount in 2013, was $11.9 million for the nine months ended September 30, 2013 compared to $12.6 million for the nine months ended September 30, 2012.

The decrease in total revenues was due to a decrease in product revenues and support and services revenues for the nine months ended September 30, 2013, compared with the same period in 2012. In total, our product revenues decreased 23%. Product revenues from our OEM partners decreased 68%, while product revenues from our non-OEM partners decreased 19% for the nine months ended September 30, 2013, compared with the same period in 2012. The decrease in product revenue from our non-OEM partners was primarily attributable to competitive pricing practices from our competitors and the need to refresh our product offerings. In addition, during the first half of 2013, and prior to our recent balance sheet strengthening, we believe the impact of questions raised by the Company’s declining cash balances and concerns about the direction of the Company also contributed to the decline in product revenues. The decline in OEM product revenues was primarily the result of continued disruption with one of our largest OEM partners in China, which was part of a significant corporate reorganization which commenced during 2012, and which has led to continued unpredictability in sales volume from this OEM during the first nine months of 2013.

Index

In total, support and services revenue decreased 11% from $25.9 million for the nine months ended September 30, 2012 to $23.1 million for the nine months ended September 30, 2013. The decrease in support and services revenue was attributable to a decrease in both maintenance and technical support services revenue and professional services revenues. Maintenance and technical support services revenue decreased from $23.2 million for the nine months ended September 30, 2012 to $21.6 million for the nine months ended September 30, 2013. Our maintenance and technical support service revenue result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the nine months ended September 30, 2013 the decline in maintenance and technical support services revenue was primarily attributable to (i) a $1.4 million decline in maintenance revenue from certain legacy OEM customers due to the continuing wind down in our OEM business, (ii) a decrease from the previous year in revenue from sales of products that are generally sold with maintenance, and (iii) deeper discounts provided on products. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Overall, our total operating expenses decreased $5.3 million, or 11%, to $44.7 million for the nine months ended September 30, 2013, compared with $50.0 million for the same period in 2012. The decrease in total operating expenses was primarily attributable to our restructuring efforts and tighter expense controls which we commenced during the quarter and which resulted in a decrease in salary and personnel costs including share-based compensation expense due to lower headcount. In addition, a decrease in commissions due to the decrease in revenues during the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012, partly offset by a $2.1 million increase in investigation, litigation, and settlement related costs contributed to the decrease compared with 2012. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing.

Revenues

	Nine months ended September 30,
	2013	2012
Revenues:
Product revenue	$20,886,761	$27,049,072
Support and services revenue	23,102,233	25,874,214

Total Revenues	$43,988,994	$52,923,286

Year-over-year percentage growth
Product revenue	-23%	-18%
Support and services revenue	-11%	6%

Total percentage change	-17%	-8%

Index

Product revenue

Product revenue decreased 23% from $27.0 million for the nine months ended September 30, 2012, to $20.9 million for the nine months ended September 30, 2013. These amounts are net of a benefit of $0.1 million recognized during the nine months ended September 30, 2013, compared with a benefit of $0.5 million in the same period in 2012, resulting from the impact of our collection efforts of previously reserved accounts receivable. Product revenue represented 47% and 51% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively. Product revenues from our OEM partners decreased 68%, while product revenues from our non-OEM partners decreased 19% for the nine months ended September 30, 2013, compared with the same period in 2012. The decrease in product revenue from our non-OEM partners was primarily attributable to competitive pricing practices from our competitors and the need to refresh our product offerings. In addition, during the first half of 2013, and prior to our recent balance sheet strengthening, we believe the impact of questions raised by the Company’s declining cash balances and concerns about the direction of the Company also contributed to the decline in product revenues. The decline in OEM product revenues was primarily the result of continued disruption with one of our largest OEM partners in China, which was part of a significant corporate reorganization which commenced during 2012, and which has led to continued unpredictability in sales volume from this OEM during the first nine months of 2013. Product revenue from our non-OEM partners represented 97% and 93% of our total product revenue for the nine months ended September 30, 2013 and 2012, respectively. Product revenue from our OEM partners represented 3% and 7% of our total product revenue for the nine months ended September 30, 2013 and 2012, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

Support and services revenue decreased 11% from $25.9 million for the nine months ended September 30, 2012 to $23.1 million for the nine months ended September 30, 2013. The decrease in support and services revenue was attributable to decreases in both maintenance and technical support services revenue and professional services revenues.

Maintenance and technical support services revenue decreased from $23.2 million for the nine months ended September 30, 2012 to $21.6 million for the nine months ended September 30, 2013. Our maintenance and technical support service revenue result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the nine months ended September 30, 2013, the decline in maintenance was primarily attributable to (i) a $1.4 million decline in maintenance revenue from our OEM partners, particularly certain legacy OEM customers due to the continuing wind down in our OEM business, (ii) a decrease from the previous year in revenue from sales of products that are generally sold with maintenance, and (iii) deeper discounts provided on products in the current economic and competitive environments.

Professional services revenues decreased from $2.6 million for the nine months ended September 30, 2012 to $1.5 million for the same period in 2013. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Index

Cost of Revenues

	Nine months ended September 30,
	2013	2012
Cost of revenues:
Product	$3,465,245	$5,370,031
Support and service	8,436,866	9,570,969
Total cost of revenues	$11,902,111	$14,941,000

Total Gross Profit	$32,086,883	$37,982,286

Gross Margin:
Product	83%	80%
Support and service	63%	63%
Total gross margin	73%	72%

Cost of revenues, gross profit and gross margin

Cost of product revenue for the nine months ended September 30, 2013 decreased $1.9 million, or 35%, to $3.5 million, compared with $5.4 million for the same period in 2012. The decrease in cost of product revenue was primarily attributable to the decline in the number of fully integrated solutions which included hardware appliances as integrated solutions represented a lower percentage of all product revenues as compared with the same period in 2012. Our cost of support and service revenues for the nine months ended September 30, 2013 decreased $1.1 million, or 12%, to $8.4 million, compared with $9.6 million for the same period in 2012. This decrease was primarily attributable to a decrease in personnel costs as a result of lower headcount during the first nine months of 2013 compared with the same period in 2012.

Total gross profit decreased $5.9 million, or 16%, to $32.1 million for the nine months ended September 30, 2013 from $38.0 million for the same period in 2012. Total gross margin was 73% and 72% for the nine months ended September 30, 2013 and 2012, respectively. While our total gross profit decreased for the nine months ended September 30, 2013, compared with the same period in 2012, primarily due to the 17% decrease in our total revenues, we improved our gross margin by reducing our expenses in response to declining revenues. Generally, our total gross profits and total gross margins may fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Share-based compensation expense included in the cost of product revenue was less than 1% of total revenue for the nine months ended September 30, 2013 and September 30, 2012. Share-based compensation expense included in the cost of support and service revenue was $0.1 million for the nine months ended September 30, 2013 and September 30, 2012. Share-based compensation expense included in cost of support and service revenue was less than 1% of total revenue for the nine months ended September 30, 2013 and September 30, 2012.

Operating Expenses

Research and Development Costs

Research and development costs decreased $1.7 million, or 12%, to $12.7 million for the nine months ended September 30, 2013, from $14.4 million in the same period in 2012. The decrease in research and development costs was primarily the result of a decline in personnel related costs including share-based compensation expense due to the reduction in headcount. This decrease is also attributable to higher capitalization of software development costs in the nine months ended September 30, 2013 of $0.8 million as compared to $0.5 million during the nine months ended September 30, 2012. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $0.3 million from $0.6 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. Share-based compensation expense included in research and development costs was 1% of total revenue for the nine months ended September 30, 2013 and September 30, 2012.

Index

Selling and Marketing

Selling and marketing expenses decreased $7.3 million, or 27%, to $19.8 million for the nine months ended September 30, 2013, from $27.1 million for the same period in 2012. The decrease in selling and marketing expenses was primarily attributable to (i) a decrease in commissions due to the 23% decline in product revenue compared with the same period in 2012, and (ii) a decrease in salary and personnel costs as a result of lower sales and marketing headcount as well as a decrease in share-based compensation expenses of $1.1 million.  Share-based compensation expense included in selling and marketing decreased to $0.2 million from $1.3 million for the nine months ended September 30, 2013 and 2012, respectively due to the reversal of previously accrued share-based compensation related to the resignations of certain former sales and marketing professionals. Share-based compensation expense included in selling and marketing expenses was less than 1% of total revenue for the nine months ended September 30, 2013 and 2% of total revenue for the nine months ended September 30, 2012.

General and Administrative

General and administrative expenses was $9.6 million for both the nine months ended September 30, 2013 and the nine months ended September 30, 2012. Bad debt expense decreased approximately $1.0 million to a benefit of $0.3 million for the nine months ended September 30, 2013 from a provision of $0.7 million for the nine months ended September 30, 2012 due to the improvement in the Company’s bad debt experience during 2013 as compared to 2012. This decrease was partially offset by an increase in professional fees, severance costs related to the resignation of the Company’s former CEO, and other administrative costs. Share-based compensation expense included in general and administrative expenses decreased $0.9 million to $0.7 million for the nine months ended September 30, 2013, compared with $1.6 million for the nine months ended September 30, 2012 mainly attributable to the reversal of previously accrued share-based compensation related to the resignation of the Company’s former CEO. Share-based compensation expense included in general and administrative expenses was equal to 2% and 3% of total revenue for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Investigation, Litigation and Settlement Related Costs

During the nine months ended September 30, 2013, our total investigation, litigation, and settlement related costs totaled $0.3 million, which was comprised of $0.5 million of legal expenses related to the class action and derivative lawsuits and legal fees associated with other settlement related activities, which were partially offset by $0.2 million that are expected to be recoverable through insurance. For the nine months ended September 30, 2012, our total investigation, litigation, and settlement related costs resulted in a net benefit of $1.8 million, which was comprised of (i) $0.2 million of legal fees, (ii) a $0.3 million recovery of legal expenses previously incurred related to the class action and derivative lawsuits, and (iii) a $1.7 million accrual reduction. For further information, refer to Note (11) Litigation, to our unaudited condensed consolidated financial statements.

We expect that our operating expenses will continue to be adversely impacted during 2013 due to professional and service provider fees and other costs, resulting from the finalizing of stockholder lawsuits and settlement related activities.

Restructuring costs

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis.  In connection with the 2013 Plan the Company plans to eliminate over 100 positions worldwide, implement tighter expense controls, cease non-core activities and close several facilities through fiscal 2014.  As of September 30, 2013 the Company had eliminated 75 positions worldwide.  The total amount incurred under the 2013 Plan, during the third quarter, was $2.3 million of which $1.3 million was paid during the third quarter of 2013. This is an ongoing initiative and the Company expects to incur additional restructuring costs during the fourth quarter of 2013 and the first half of 2014.

Index

During the nine months ended September 30, 2012, we completed a restructuring which was composed of a workforce reduction of approximately 35 positions worldwide from various departments. These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy, to drive operational efficiencies and to support the anticipated revenue levels we expect to achieve on a go forward basis. The total amount incurred with respect to severance under the 2012 Plan was $0.8 million. Actions under the 2012 Plan were substantially completed by September 30, 2012. As of September 30, 2013, there were no remaining payments related to the 2012 Plan.

For further information, refer to Note (13) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other Income (Loss)

Interest and other income (loss) increased $0.7 million to a loss of $0.8 million for the nine months ended September 30, 2013 compared with a loss of $0.1 million for the same period in 2012. The increase in interest and other income (loss) was primarily due to a foreign currency loss of $0.8 million during the nine months ended September 30, 2013 related primarily to declines in foreign exchange for both the Japanese Yen and the Euro compared with a foreign currency loss of $0.2 million for the same period in 2012 and a decrease of $0.1 million of interest income.

Income Taxes

Our provision for income taxes consists of state, local, and foreign taxes. For the nine months ended September 30, 2013, the Company recorded an income tax benefit of $1.6 million on its pre-tax loss of $13.4 million, consisting primarily of a $2.1 million reversal of unrecognized tax benefits due to the expiration of applicable statutes of limitations partly offset by state and local and foreign taxes.  For the nine months ended September 30, 2012, the Company recorded an income tax provision of $0.5 million on its pre-tax loss of $12.1 million, consisting primarily of state and local and foreign taxes.  Our domestic deferred tax assets are realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the nine months ended September 30, 2013, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2013 estimated annual effective tax rate. As of September 30, 2013, the valuation allowance totaled approximately $41.9 million.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, goodwill and other intangible assets, software development costs, fair value measurements and litigation.

Revenue Recognition. As discussed further in Note (1) Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements, we recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition. Product revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract, a customer purchase order, and/or a royalty report summarizing software licenses sold for each software license resold by an OEM, distributor or reseller to an end user. Product fees are fixed and determinable as our standard payment terms range from 30 to 90 days, depending on regional billing practices, and we have not provided any of our customers with extended payment terms during the three and nine months ended September 30, 2013. When a customer purchases our integrated solutions and/or licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance based upon vendor-specific objective evidence (“VSOE”) of the fair value of the contractual optional maintenance renewal rate. If professional services are included in our multi-element software arrangements, we allocate a portion of the fee to these services based on its VSOE of fair value which is established using rates charged when sold on a stand-alone basis.

Index

From time to time we enter into funded software development arrangements. Under such arrangements, revenue recognition does not commence until final delivery and/or acceptance of the product.  For arrangements where we have VSOE for the undelivered elements, we follow the residual method and recognize product revenue upon final delivery and/or acceptance of the product. For arrangements where we do not have VSOE for the undelivered elements, we recognize the entire arrangement fee ratably commencing at the time of final delivery and/or acceptance through the end of the service period in the arrangement.

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. Due to cash collections of previously reserved accounts receivable balances, we recorded benefits of approximately $0.4 million for the nine months ended September 30, 2013.  We recorded an expense of approximately $0.2 million for the nine months ended September 30, 2012.  These amounts are included within our unaudited condensed consolidated statement of operations in each respective year. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

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

Index

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense for our stock option grants. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the three and nine months ended September 30, 2013 and 2012 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

As of September 30, 2013 and December 31, 2012, we had $4.2 million of goodwill. As of September 30, 2013 and December 31, 2012, we had $0.2 million (net of amortization), of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of September 30, 2013 and December 31, 2012, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

Software Development Costs. As discussed further in Note (1) Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements, we account for software development costs in accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased or marketed.

As of September 30, 2013 and December 31, 2012, we had $1.7 million and $1.2 million, respectively of software development costs, net of amortization. The authoritative guidance requires that the costs associated with the development of new software products and enhancements to existing software products be expensed as incurred until technological feasibility of the product has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenues from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenues related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenues could impact the recovery of our capitalized software development costs. We amortize software development costs using the straight-line method.

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our derivative instruments classified as Level 3 are valued using a Black-Scholes pricing model and adjusted for probability assumptions. Most inputs to the Black-Scholes model are observable while the probability and volatility assumptions are unobservable.  The Company’s embedded derivatives were classified as Level 3 as of September 30, 2013. There were no instruments classified as Level 3 as of December 31, 2012.

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

Litigation. As discussed further in Note (11) Litigation, to our unaudited condensed consolidated financial statements, in accordance with the authoritative guidance issued by the FASB on contingencies, the Company accrues anticipated costs of settlement, damages and losses for claims to the extent specific losses are probable and estimable. The Company records a receivable for insurance recoveries when such amounts are probable and collectable.  In such cases, there may be an exposure to loss in excess of any amounts accrued.  If, at the time of evaluation, the loss contingency related to a litigation  is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable and, the Company will expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, the Company will accrue the minimum amount of the range.

Index

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Summary of Significant Accounting Policies – New Accounting Pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30,
	2013	2012
Cash provided by (used in):
Operating activities	$(7,493,535)	$(9,551,504)
Investing activities	2,457,320	5,166,954
Financing activities	9,429,177	624,155
Effect of exchange rate changes	(93,787)	(342,890)

Net increase (decrease) in cash and cash equivalents	$4,299,175	$(4,103,285)

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities balances generated from operating, investing and financing activities. We also received proceeds from the issuance of our Series A redeemable convertible preferred stock and our license agreement with Violin Memory as discussed below.  Our cash and cash equivalents and marketable securities balance as of September 30, 2013 totaled $29.5 million, compared with $29.9 million as of December 31, 2012. Cash and cash equivalents totaled $22.9 million, restricted cash totaled $0.8 million and marketable securities totaled $5.8 million at September 30, 2013. As of December 31, 2012, we had $18.7 million in cash and cash equivalents, $0.8 million in restricted cash and $10.5 million in marketable securities.

As of September 30, 2013 and December 31, 2012, the Company had $0.8 million of restricted cash. The restricted cash serves as collateral related to deposit service indebtedness with the Company’s commercial bank. As of September 30, 2013 and December 31, 2012, the Company did not have any debt service indebtedness with the Company’s bank.

Over the past several years, we have been through multiple transitions, which included various senior management changes, new sales leadership in all of our regions, changes within our North American sales force structure, and restructurings. Most recently, during the third quarter ended September 30, 2013, we commenced a restructuring which will include a workforce reduction of more than 100 positions worldwide from various departments as well as the closure of certain satellite facilities. These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy, to drive operational efficiencies and to support the anticipated revenue levels we expect to achieve on a go forward basis.  The total amount incurred under the 2013 Plan, during the nine months ended September 30, 2013, was $2.3 million of which $1.3 million was paid during the nine months ended September 30, 2013.  This is an ongoing initiative and the Company expects to incur additional restructuring costs during the fourth quarter of 2013 and in the first half of 2014.  For further information, refer to Note (13) Restructuring Costs, to our unaudited condensed consolidated financial statements.  We will continue to evaluate potential software license purchases and acquisitions, and if the right opportunity presents itself, we may use our cash for these purposes. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such license purchases or acquisitions.

On September 16, 2013, we issued to Hale Capital Partners, LP 900,000 shares of the Company’s newly created Series A redeemable convertible preferred stock, par value $0.001 per share, at a price of $10 per share, for an aggregate purchase consideration of $9.0 million. We received net proceeds of approximately $8.7 million from the issuance of the redeemable convertible preferred stock, net of transaction costs.

Index

  During the third quarter of 2013 we received the first $3.0 million milestone payment related to our agreement with Violin Memory, and subsequently on November 4, 2013 we received the second milestone payment of $3.0 million. In addition, in October 2013 the Company received a $0.9 million insurance reimbursement related to the class action lawsuit. Finally, we anticipate, although there can be no assurance, that we will receive all of the necessary governmental approvals, and that we will close the transaction, in the fourth quarter of 2013 to sell our interest in Tianjin Zhongke Blue Whale Information Technologies Co., Ltd. (“Blue Whale”) for $3.0 million.

As discussed further in Part II, Item 1 – Legal Proceedings of this quarterly report on Form 10-Q, in June 2012, we settled charges arising from investigations conducted by the United States Attorney’s Office and the Securities and Exchange Commission for a total of $5.8 million. During 2012, we paid $4.1 million of the $5.8 million investigation settlement, with the balance of $1.7 million due in December 2013.  In January, 2013, the parties to the Class Action reached an agreement in principle to settle the Class Action.  Pursuant to a Memorandum of Understanding signed by counsel for the class plaintiffs and by counsel for all defendants, the Company will pay $5.0 million to settle the Class Action during the fourth quarter of 2013.

 At various times from October 2001 through February 2009 our Board of Directors authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. We did not repurchase any of our outstanding common stock during each of the three and nine months ended September 30, 2013 and 2012. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. See Note (7) Stockholders’ Equity to our unaudited condensed consolidated financial statements for further information.

Net cash used in operating activities totaled $7.5 million and $9.6 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. The decrease in net cash used in operating activities during the nine months ended September 30, 2013, compared with the same period in 2012, was partially the result of our net loss of $11.8 million compared with a net loss of $12.6 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to stock-based compensation, depreciation, amortization, and provisions for returns and doubtful accounts; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, prepaid expenses, inventory, accounts payable, accrued expenses and other long-term liabilities, and deferred revenues.  During the third quarter of 2013 the Company received the first $3.0 million milestone payment related to our agreement with Violin Memory which was recorded as deferred revenue as of September 30, 2013.

Net cash provided by investing activities was $2.5 million and $5.2 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. Included in investing activities for the nine months ended September 30, 2013 and September 30, 2012, are the sales and purchases of our marketable securities, which include the sales, maturities and reinvestment of our marketable securities. The net cash provided by investing activities from the net sales of securities was $4.8 million for the nine months ended September 30, 2013, and $7.9 million for the same period in 2012. These amounts will fluctuate from period to period depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $1.1 million for the nine months ended September 30, 2013 and $2.1 million for the same period in 2012. The cash used in the capitalization of software development costs was $0.8 million for the nine months ended September 30, 2013 and $0.5 million for the same period in 2012. We continually evaluate potential software license purchases and acquisitions, and we may continue to make such investments if we find opportunities that would benefit our business. The cash used for security deposits was $0.3 million for the nine months ended September 30, 2013 and less than $0.1 million for the same period in 2012. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

Net cash provided by financing activities was $9.4 million and $0.6 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. The primary cash inflow from financing activities for 2013 related to the $8.7 million of proceeds from the issuance of the Series A redeemable convertible preferred stock, net of issuance costs.  Additionally, cash inflows from financing activities represent proceeds received from the exercise of stock options.

Index

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure by us to issue shares upon conversion of the redeemable convertible preferred stock in accordance with its obligations, the redeemable convertible preferred stockholders may require us to redeem all or some of the redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event.  On or after August 5, 2017, each redeemable convertible preferred stockholder can require us to redeem its redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of September 30, 2013, there were no triggering events that would allow the redeemable convertible preferred stockholders to require us to redeem any of the redeemable convertible preferred stock.

In addition, as of September 30, 2013, our liability for dividends to preferred stockholders totaled $28,875.  Holders of the redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%).

We currently do not have any debt and our only significant commitments are related to our employment agreement with Gary Quinn, our President and Chief Executive Officer, the $1.7 million remaining settlement payment to the United States Attorney’s Office, which is due in December 2013 and our office leases. In addition, on January 20, 2013, we announced we had reached a proposed settlement of the Class Action lawsuit between the Company and class plaintiffs for $5.0 million which was pending approval by the court. On October 29, 2013, the District Court gave preliminary approval to the settlement.

We have an operating lease covering our corporate office facility that expires in April 2021. We also have several operating leases related to offices in the United States and foreign countries. The expiration dates for these leases range from 2013 through 2017. Refer to Note (8) Commitments and Contingencies to our unaudited condensed consolidated financial statements.

In addition, as of September 30, 2013 and December 31, 2012, our liability for uncertain tax positions totaled $0.4 million and $2.5 million, respectively.

We believe that our current balance of cash, cash equivalents and marketable securities, and expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months.

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $29.5 million as of September 30, 2013. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that approximately 80% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at September 30, 2013.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the nine months ended September 30, 2013 and 2012, approximately 60% and 59% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won, the New Taiwanese Dollar and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

Index

If foreign currency exchange rates were to change adversely by 10% from the levels at September 30, 2013, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.2 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

See the discussion of the Company’s material litigation in Note (11) – Litigation to the unaudited condensed consolidated financial statements, which is incorporated by reference in the Item 1.

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

We are among the defendants in a class action lawsuit by stockholders. While a settlement has been preliminarily approved by the court, we cannot predict the timing or the outcome of these actions, or, if the settlement is not approved, whether we have adequate insurance to cover our costs and any damages.

We are defendants in a class action lawsuit brought by Company shareholders (the “Class Action”).  The other defendants are James Weber, our former CFO and Vice President for Operations, and the estate of ReiJane Huai.  Mr. Huai was our former Chairman, President and CEO.

Index

The Class Action complaint alleges that the defendants defrauded shareholders by falsely certifying in our SEC filings that they had disclosed any fraud, whether or not material, that involved management or other employees who had a significant role in the registrant’s internal control over financial reporting.  The Class Action complaint alleges that the defendants were in fact aware of fraud.

In January, 2013, the parties to the Class Action reached an agreement in principle to settle the Class Action.  Pursuant to a Memorandum of Understanding signed by counsel for the class plaintiffs and by counsel for all defendants, the Company will pay $5.0 million to settle the Class Action. This amount includes damages, plaintiffs’ attorneys’ fees, and costs of administration of the settlement. The Company expects to pay this settlement with cash on hand. A stipulation of settlement and a joint motion for preliminary approval of the settlement were submitted to the court and the court has granted preliminary approval to the settlement. Final settlement of the Class Action is subject to certain conditions and approval by the court.  We cannot predict if or when the court might approve the settlement.

Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or our by-laws.

We have insurance policies to cover this type of claim against us.  Due to the particular facts and circumstances underlying the claims in the Class Action, we reached agreements with the insurance carriers who provide the first two layers of our coverage that gave us less than the face amount of the insurance. If the settlement is approved by the court, we expect that we will not need to seek coverage under the additional layers of our insurance.  However, if the settlement is not approved, there can be no assurance that the recovery we make on the remainder of our insurance will be adequate to cover the costs of our defense or settlement of the Class Action, or any damages that might ultimately be awarded against us or anyone to whom we might owe indemnification if the settlement is not approved by the court.  Our insurers may deny coverage under the policies. If our insurance recovery is not adequate to cover the costs of defense, settlement, damages and/or indemnification, or our insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on our financial results, our cash flows and our cash balances.

We have had seventeen consecutive quarters of losses and there is no guarantee that we will return to profitability.

We have incurred losses in each of the last seventeen quarters. While we have taken steps to try to reduce or eliminate the losses – such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products – there is no guarantee that we will be successful and return to profitability. As of September 30, 2013, we had approximately $29.5 million in cash, cash equivalents and marketable securities. If our losses continue we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.

We have undertaken a restructuring to cut our expenses and to better align our expenses with our business.  There can be no assurance that we have made enough cuts or the right cuts.

In the third quarter of 2013, we began an effort to reduce our expenses significantly in an attempt to help return the Company to profitability.  Among the actions we have taken are:  A reduction in personnel of approximately 30% (which will be completed in fourth quarter of 2013); closing offices in geographic locations where our expenses have continued to outpace our revenues; and reducing other expenditures.  There can be no guarantee that we have reduced our expenses enough to return the Company to profitability or that the cuts we have made are the right cuts for our business going forward.

We continue to have turnover in our senior management.

On June 28, 2013, James P. McNiel voluntarily resigned his positions as President and Chief Executive Officer of the Company.  Gary Quinn has been named President and Chief Executive Officer.

Index

In addition to Mr. McNiel’s resignation, since September 29, 2010, we have accepted the resignations of our prior CEO; two CFOs; our CTO; two VPs of Sales for North America; two VPs of Sales and General Manager for Europe, the Middle East and Africa; our VP of Sales and General Manager of Asia-Pacific; our VP of Global Support; and our VP of Marketing.

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

We have a significant number of outstanding preferred stock and options, the conversion and exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.

As of September 30, 2013, we had outstanding options to purchase 8,732,125 shares of our common stock, we had an aggregate of 605,600 outstanding restricted shares and outstanding Series A convertible preferred stock convertible into 8,781,516 shares of our common stock. If all of the outstanding options were exercised, the proceeds to the Company would average $4.47 per share. In addition, over the next five years up to an additional 4,390,760 shares of common stock are potentially issuable as dividends with respect to the Series A convertible preferred stock (based on assumed dividend rate of 10% per annum).  We also had 3,830,696 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of common stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. See Note (2) Share-Based Payment Arrangements and Note (9) Redeemable Convertible Preferred Stock to our unaudited condensed consolidated financial statements.

The exercise of all of the outstanding options and/or the vesting of all outstanding restricted shares and restricted stock units, the conversion of our outstanding Series A convertible preferred stock into common stock, the payment of dividends on our Series A convertible preferred stock through the issuance of common stock and/or the grant and exercise of additional options and/or the grant and vesting of restricted stock and restricted stock units would dilute the then-existing stockholders’ percentage ownership of common stock, and any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices for the common stock.  Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by such securities.

Our agreements with the holders of the Series A convertible preferred stock contain covenants that could limit our ability to obtain financing using our equity.  In addition, if we engage in future financings, we may have to use the proceeds to redeem the preferred stock held by such holders.  This could cause us to have difficulty in obtaining capital necessary to run our business.

Our agreements with the holders of the Series A convertible preferred stock give such holders veto power over certain future financings, and give such holders certain rights to participate in any subsequent financing, whether through debt or equity (subject to certain exclusions).  These participation rights could discourage a potential investor or a potential lender from making financing available to us on favorable terms.  Because of these covenants, if we determine that we are in need of additional capital, we might not be able to obtain it.  In addition, our agreements with the holders of the Series A convertible preferred stock provide that if, at the time of certain future debt or equity financings, the proceeds of which exceed $5.0 million, the holders of the Series A convertible preferred stock still have outstanding Series A convertible preferred stock, then we must offer to repurchase their Series A convertible preferred stock.  The holders of the Series A convertible preferred stock have the right to accept the offer or to retain their Series A convertible preferred stock.  If we do a financing, and the holders of the Series A convertible preferred stock elect to have their Series A convertible preferred stock repurchased, then the capital raised in excess of $5.0 million will go to repurchase the holders’ Series A convertible preferred stock, instead of being able to be used for our business.

Index

Our agreements with the holders of the Series A convertible preferred stock prevent us from undertaking certain transactions or incurring certain indebtedness without such holders’ consent or unless the Series A convertible preferred stock held by such holders is repurchased.  This could hurt our ability to sell underperforming assets or lines of business or to obtain financing.

Our agreements with the holders of the Series A convertible preferred stock prevent us from undertaking certain transactions or incurring certain debt without such holders’ consent or unless the Series A convertible preferred stock held by such holders’ is repurchased.  These transactions include, but are not limited to:

•	A merger with, or the sale of substantially all of the Company’s assets or capital stock, to a third party;
•	Assumption of indebtedness in excess of 80% of the Company’s accounts receivable; and
•	The sale, license or other disposition of 10% or more of the tangible assets or capital stock of the Company.

This could limit our ability to sell off underperforming assets or business lines.  It could also prevent us from obtaining financing we may need to run or to grow our business.

The holders of the Series A convertible preferred stock are entitled to dividends on the Series A convertible preferred stock they hold.  The payment of these dividends will decrease cash that is available to us to invest in our business.  If, after one year, we do not have adequate cash to pay the dividends, the holders of the Series A convertible preferred stock may elect to receive the dividends in the form of Company common stock.  This would dilute the holdings of all other stockholders.

Our agreements with the holders of the Series A convertible preferred stock provide that such holders will receive quarterly dividends on the Series A convertible preferred stock at prime rate plus 5%, subject to a maximum dividend rate of 10%.  If we do not have positive cash flow of $1 million in any calendar quarter (after allowance for payment of the dividends), then we can either roll over the dividends or pay the dividends in Company common stock (subject to the satisfaction of certain equity conditions).  After the first year of issuance of the Series A convertible preferred stock, the holders of the Series A convertible preferred stock have the right to convert the accrued but unpaid dividends into Company common stock.  The payment of the dividends will reduce the cash that we have available to invest in our business. If any dividends are paid in common stock, this will dilute the holdings of all other stockholders.  There can be no assurance that we will have enough cash to pay the dividends in cash.

If we breach various provisions of our agreements with the holders of the Series A convertible preferred stock, such holders may be entitled to demand redemption of the preferred stock and to gain majority control of our Board of Directors.  This would decrease the capital available for our business and give the holders of the Series A convertible preferred stock control of the Company.  There can be no assurance that we will not breach the relevant provisions or that if we do breach the provisions, that we will be able to redeem the preferred stock.

Our agreements with the holders of the Series A convertible preferred stock provide that if we breach certain provisions of the agreements, a “Breach Event” will have occurred.  If a Breach Event were to occur, the holders of the Series A convertible preferred stock would be entitled to demand the redemption of any outstanding Series A convertible preferred stock that they hold.  If we did not have the cash necessary to redeem the Series A convertible preferred stock, the dividends accruing on any outstanding Series A convertible preferred stock would increase to prime plus 10% (from prime plus 5%).  For each six months that the Series A convertible preferred stock remained unredeemed, the dividend rate would increase by 1%, subject to a maximum dividend rate of 19%.  Paying these increased dividends could further decrease the amount of capital we have available to run and to invest in our business.   In addition, if a Breach Event were to occur, our Board of Directors would automatically be increased, with the holders of the Series A convertible preferred stock having the right to appoint the new directors, so that the holders of the Series A convertible preferred stock would have appointed a majority of the Board of Directors.  This would give the holders of the Series A convertible preferred stock control of the Company. There can be no assurance that a Breach Event will not occur and that if a Breach Event does occur, that we will be able to redeem the Series A convertible preferred stock.

Index

The holders of the Series A convertible preferred stock have the right to require redemption of the Series A convertible preferred stock after August 5, 2017.  If we are not able to redeem the Series A convertible preferred stock following a redemption request, the dividends on the Series A convertible preferred stock will increase.  These increased dividends could further reduce the amount of capital available for use in our business.  In addition, if we are not able to redeem the Series A convertible preferred stock then the holders of the Series A convertible preferred stock will be entitled to appoint a majority of our Board of Directors, which will give the holders of the Series A convertible preferred stock control of the Company. There can be no assurance that we will be able to redeem the Series A convertible preferred stock after August 5, 2017.

After August 5, 2017, the holders of the Series A convertible preferred stock have the right to demand redemption of any of the outstanding Series A convertible preferred stock that they still hold.  If we do not have the funds necessary to redeem the Series A convertible preferred stock, the dividends accruing on any outstanding Series A convertible preferred stock will increase to prime plus 10% (from prime plus 5%).  For each six months that the Series A convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%.  Paying these increased dividends could further decrease the amount of capital we have available to run and to invest in our business.  In addition, our failure to redeem the Series A convertible preferred stock would be considered a “Breach Event” under the agreements with the holders of the Series A convertible preferred stock.  If a Breach Event were to occur, then, under the agreements with the holders of our Series A convertible preferred stock, our Board of Directors would automatically be increased, with the holders of the Series A convertible preferred stock having the right to appoint the new directors, so that the holders of the Series A convertible preferred stock would have appointed a majority of the Board of Directors.  This would give the holders of the Series A convertible preferred stock control of the Company.  There can be no assurance that we will be able to redeem the Series A convertible preferred stock after August 5, 2017 should the holders of our Series A convertible preferred stock request such redemption.

We have an agreement with Violin Memory for the licensing and the development of software in return for $12 million.  If we do not develop the software, we will not receive the money and we could be short on capital in the future.

In July, 2013, we signed an agreement with Violin Memory under which Violin will pay us $12.0 million for licenses to certain of our software and for further development of that software.  We have received the first $6.0 million under that agreement.  Receipt of the additional $6 million is broken into several payments and is contingent upon our successful development of future versions of the software within a designated time period.  If we are unable to develop the software, we will not receive the additional payments and we could be short on capital in the future.  In addition, certain provisions of the Violin agreement could require us to return some or all of the money that we have already received.

The likelihood of a change of control in our company could be impacted by the fact that we have a significant amount of authorized but unissued preferred stock, a staggered Board of Directors and change of control agreements as well as certain provisions under Delaware law.

Our Board of Directors has the authority, without further action by our common stockholders, to issue up to an additional 1,100,000 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of our common stockholders.  Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. In addition, certain “anti-takeover” provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control. Further, we have a staggered Board of Directors and have entered into change of control agreements through either employment agreements, our 2005 Key Executive Severance Protection Plan with certain executives, or certain incentives provided to certain employees which may also have the effect of delaying, deterring or preventing a change in control.

Index

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the past twelve months ended September 30, 2013, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $0.89 and $2.82. To the extent the market price of our common stock consistently closes below $1.00 per share, we may be subject to delisting from the NASDAQ Global Market. If our common stock is delisted from the NASDAQ Global Market, it could materially impact the liquidity of our stock or our ability to raise more capital. The market price of our common stock may be significantly affected by the following factors:

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

China is a significant market for our products.  We have an OEM agreement with Huawei which has historically provided us with significant revenue.  As of September 30, 2013, we have 17 employees in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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

We were already subject to one action, which alleged that our technology infringed on patents held by a third party. While we settled this litigation, the fees and expenses of the litigation as well as the litigation settlement were expensive and the litigation diverted management’s time and attention. Any additional litigation, regardless of its outcome, would likely be time consuming and expensive to resolve and would divert management’s time and attention and might subject us to significant liability for damages or invalidate our intellectual property rights. Any potential intellectual property litigation against us could force us to take specific actions, including:

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

Index

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

99.1	Agreement of Lease dated May 30, 2013 by and between Huntington Quadrangle 2, LLC, and FalconStor Software, Inc.

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):

(i) unaudited Condensed Consolidated Balance Sheets – September 30, 2013 and December 31, 2012.

(ii) unaudited Condensed Consolidated Statement of Operations – Three and Nine Months Ended September 30, 2013 and 2012.

(iii) unaudited Condensed Consolidated Statement of Comprehensive Loss – Three and Nine Months Ended September 30, 2013 and 2012

(iv) unaudited Condensed Consolidated Statement of Cash Flows – Nine Months Ended September 30, 2013 and 2012.

(v) Notes to unaudited Condensed Consolidated Financial Statements –September 30, 2013.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Louis J. Petrucelly
Louis J. Petrucelly
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Gary Quinn
Gary Quinn
President & Chief Executive Officer
November 7, 2013	(principal executive officer)