Form 10-K
period 2013-12-31
FALCONSTOR SOFTWARE INC
filed 2014-03-13
CIK 922521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2013 was $57,532,591 which value, solely for the purposes of this calculation excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of February 28, 2014 was 56,036,972 and 48,031,737, respectively.

Documents Incorporated by Reference:

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

2013 ANNUAL REPORT ON FORM 10-K

PART I
Item 1.  Business

OVERVIEW

FalconStor Software, Inc. (“FalconStor”, the “Company”, “we”, “our” or “us”) is focused on transforming how mid-market and enterprise organizations move, store, protect and optimize data. Based on an award-winning platform for data migration, business continuity, disaster recovery, optimized backup and deduplication, FalconStor products help maximize data availability and system uptime to ensure continuous business productivity. Our open, integrated software solutions reduce vendor lock-in, while simplifying data management to reduce the over-inflated costs of traditional data protection. We believe organizations should have the freedom to choose the applications and hardware that makes the best sense for their business.

FalconStor solutions are built upon the award-winning IPStor platform that delivers storage virtualization, continuous data protection, WAN-optimized replication, and disaster recovery (DR) automation to meet the evolving needs of today’s data center. Our Business Continuity and Disaster Recovery products include Network Storage Server (NSS) and Continuous Data Protector (CDP) and feature the industry’s most automated and complete recovery tool, RecoverTrac. These solutions set themselves apart by supporting physical, virtual, hybrid and private cloud environments with a unified solution. A key differentiator is our ability to allow users to manage and to convert across these environments dynamically, giving them the freedom to optimize their IT infrastructure and to eliminate costly vendor and form-factor lock-in. Our Backup Optimization with Deduplication products include the industry-leading Virtual Tape Library (VTL) and File-interface Deduplication System (FDS) solutions that help customers optimize the performance of their existing backup infrastructure, while reducing the cost of underlying storage and data replication. From Fortune 100 enterprises to medium-size businesses, customers across a vast range of industries worldwide have implemented FalconStor solutions in their production IT environments. Whether it is to meet their recovery time objectives (RTO) or their recovery point objectives (RPO), FalconStor helps end users manage their storage infrastructures with minimal total cost of ownership (TCO) and with optimal return on investment (ROI).

At the heart of FalconStor solutions are patented storage virtualization, snapshot and replications engines. These solutions are designed to empower IT administrators and end users to be more efficient with existing storage resources; they enable the ability to recover data easily to any point-in-time in the event of hardware failure, data corruption, deletion, or catastrophic site-level disaster. For customers requiring data availability and continuity for critical applications and services, FalconStor solutions can failover to a second or third node, or rollback to a known viable instance of the data. These capabilities ensure that critical data is accessible in an immediately usable state allowing businesses to maintain reliable access to vital data and applications. It also facilitates accurate data recovery and minimal to almost zero downtime. FalconStor solutions are engineered to integrate and to work seamlessly with database, email, file systems, and business applications. Application-level integration allows for maintaining space-efficient copies of data that are generated with complete transactional and point-in-time integrity. This saves time, minimizes the storage capacity needed to protect data and reduces solution complexity. By eliminating the need for the time-consuming restore and data rebuild processes that traditionally prolong downtime during a recovery process, FalconStor solutions enable data and system restoration in minutes, minimizing or even eliminating impacts to business productivity.

Designed to help contain escalating costs, FalconStor solutions enable companies to aggregate heterogeneous, distributed storage capacity and to centralize administration of both storage resources and business-critical data services such as backup, snapshot, replication, and data migration. Companies benefit from lower administrative overhead, elimination of storage over-provisioning, massive scalability, and the ability to make cost-effective storage allocation and purchasing decisions. Moreover, FalconStor’s commitment to an open software-based approach to storage networking enables any-to-any connectivity via native support for industry standards (including Fibre Channel, iSCSI, SCSI, SAS, SATA and Fibre Channel over Ethernet [FCoE]). The result delivers unified support for multiple storage architectures. FalconStor solutions provide companies of almost any size and complexity with the freedom to leverage IP/iSCSI or Fibre Channel-based networks and to implement their choice of state-of-the-art equipment based on any standard protocol from any storage manufacturer, without rendering their existing or future investments obsolete.

FalconStor’s products have been certified by such industry leaders as; Cisco, Citrix, Data Direct Networks, Dell, Dynamic Solutions International, Fujitsu, Hitachi Data Systems, HP, Huawei, IBM, Microsoft, QLogic, Silicon Graphics, Symantec, Violin Memory, VMware, and XIO.

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

Deployment options

FalconStor sells its solutions as standalone software, as software pre-installed on FalconStor-supplied hardware appliances, or as virtual appliances.

Solutions

FalconStor is focused on offering solutions in four core areas:

•	Data Migration

•	Business Continuity

•	Data Protection + Recovery

•	Optimized Backup & Deduplication

Our core products enable these solutions as follows

•	FalconStor® NSS - Migration, storage virtualization, provisioning, and management

•	FalconStor® CDP - Bootable snapshots, zero-impact backup and both local and remote disaster recovery

•	FalconStor® RecoverTrac - Automated, policy based recovery for local and remote physical, virtual, private cloud and hybrid environments

•	FalconStor® VTL - Optimized backup, archive to tape, and block-based deduplication

•	FalconStor® FDS - File-based deduplication and storage capacity optimization

FalconStor solutions are scalable in order to address the needs of medium businesses, large organizations, and global enterprises. Our solutions offer high availability (HA) through RAID, synchronous and asynchronous mirroring, HA failover, and clustering technologies.

FalconStor® Network Storage Server (NSS)

FalconStor NSS is a scalable, highly available solution that enables storage virtualization and business continuity in heterogeneous environments. Supporting existing third-party disk arrays, FalconStor NSS eliminates storage boundaries and vendor lock-in, providing fast and easy data storage provisioning and migration. From a small iSCSI virtual server lab to an enterprise-class Fibre Channel SAN running Tier-1 database applications, FalconStor NSS is designed to meet all of the storage needs of any organization.

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

By virtualizing storage on any disk array, FalconStor NSS provides the ability to pool and tier disk assets, simplifying provisioning, reducing allocation errors, and maximizing resource utilization. This allows IT organizations to avoid overprovisioning of disk resources and to bring new servers and projects online quickly and efficiently. FalconStor NSS incorporates a full set of application-aware data protection services, including real-time synchronous mirroring, volume snapshots, and site-to-site WAN-optimized data replication, and leverages the RecoverTracTM tool for automated disaster recovery.

When deployed in high availability clusters, FalconStor NSS offers HA functionality. FalconStor NSS can also be implemented as a highly available stretch cluster (also known as a metro-cluster). A stretch cluster provides automatic failover of storage services between different physical locations or geographic sites up to 100 KM apart. Stretch clusters typically are used to create “active/active” data centers in order to provide business continuity with bi-directional replication and dynamic workload balancing across sites. FalconStor NSS stretch clusters enable enterprise-level HA and uninterrupted service for organizations requiring the most stringent level of protection and automation for DR.

Virtual server environments are well-served by virtualized storage. FalconStor NSS is designed to make it easy to create a new disk resource to house virtual machine files, and disk resources are re-allocated to different servers or shared among servers to facilitate virtual machine high-availability operations that require shared disk. Specific integration tools allow FalconStor NSS to service virtual server environments in an optimal manner providing rapid and effective recovery processes of a virtual machine or entire virtual server farms. Specifically, FalconStor NSS integrates with and enhances VMware technologies such as VMware vSphere, VMware vCenter, and VMware vCenter Site Recovery Manager. Support of VMware vStorage APIs for Array Integration

(VAAI) extends VMware integration into any storage environment and optimizes VMware deployments with comprehensive, flexible storage virtualization and data protection functionality.

In addition, FalconStor NSS enables and automates server-less backup processes. FalconStor backup server integration tools offload backup processes from the server to the FalconStor NSS repository, freeing up the application host server and eliminating the backup window.

The FalconStor NSS Virtual Appliance enables cost-effective server virtualization by converting internal or external server storage resources into shared storage resources to enable high availability options across virtual servers. The solution is designed to reduce infrastructure cost and complexity while maximizing customers’ return on investment. The FalconStor NSS Virtual Appliance brings all the benefits and features of server and storage virtualization to the remote and branch office to reduce costs and to enable effective data protection and recovery solutions across the enterprise.

FalconStor® Continuous Data Protector (CDP)

FalconStor CDP technology reinvents the way data backup and recovery are implemented and performed. Moving far beyond failure-prone once-a-day tape backup models, FalconStor CDP combines local and remote protection into a cost-effective, unified, disk-based solution that allows organizations to recover data back to the most recent transaction. Combining application-aware snapshot agents and continuous journaling functions, FalconStor CDP enables customers to recover data to any point in time.

In addition, FalconStor CDP delivers instant data availability and reliable recovery, bringing business applications back on line in a matter of minutes after a failure. FalconStor CDP protects application-specific data for Microsoft, Oracle, SAP, and other business applications, ensuring high performance and stability for even the most complex business environments. Using a wealth of sophisticated technologies - including application integration, physical-to-virtual recovery, WAN-optimized replication, and disaster recovery automation via the FalconStor RecoverTrac tool - entire systems can be restored in under ten minutes. Lost files can be recovered in as little as two minutes. Data is protected in its native format and is instantly accessible. With FalconStor CDP, the RTO changes from hours to minutes, minimizing system downtime and economic impact.

Further, FalconStor CDP enables and automates server-less backup processes with our Zero-Impact backup features and eliminate application and system disruption during data protection. Our backup server integration tools offload backup processes from the server to the FalconStor CDP repository, freeing up the application host server and completely eliminating the backup window.

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

FalconStor® RecoverTrac Disaster Recovery Automation Tool

The FalconStor RecoverTrac disaster recovery automation tool is included as a standard feature of the FalconStor NSS and the FalconStor CDP solutions to automate complex, time-consuming and error-prone failover and failback operations of systems, applications, services, and entire data centers. The RecoverTrac tool streamlines the implementation, testing and execution of DR operations. It minimizes service failover time between sites and reduces DR costs by offering full recovery from physical-to-physical, virtual-to-virtual, and physical-to-virtual server infrastructures. This tool can also convert across those environments, enabling organizations to seamlessly migrate locally, remotely or to and from cloud environments.

FalconStor® Virtual Tape Library (VTL)

The FalconStor VTL solution is one of the industry’s leading virtual tape solutions, and we believe it is unmatched in terms of performance and scalability. With virtual tape, backups complete faster and more reliably, with little or no change needed to the backup environment. It enhances backup operations seamlessly without changing any backup processes or policies. Sophisticated physical tape integration and data security complete the solution. Designed from the start as an enterprise-class application, FalconStor VTL can achieve sustained backup speeds of 20TB per hour per node. Up to eight nodes can combine into a single logical unit, scaling performance to a remarkable 160 TB per hour. This sustained performance allows users to solve the single biggest issue in backup: meeting the backup window. To put that in context, with our latest 8.0 product release, existing customers can now do the same backup job in 2.8 hours vs. what previously took 8 hours. Unlike our competitors who report peak speeds using multiple nodes, FalconStor notes sustained speeds on a single node and on multiple nodes to ensure customers can achieve real-world performance and do more actual work in less time.

Built-in data deduplication significantly reduces the amount of data needed to be stored on disk. Combined with the latest high-speed protocols, including 8Gb Fibre Channel (FC) and 10Gb Ethernet, we believe FalconStor VTL demonstrates the fastest sustained deduplication speeds in the industry: more than 28 terabytes per hour with inline deduplication and more than 40 terabytes per hour with post processing. Because not all data is alike, we believe FalconStor VTL is the only deduplication solution to offer flexible deduplication options, letting the customer choose from any combination of four deduplication methods (inline, post-process, concurrent, and no deduplication) to align deduplication processes with business goals and unique requirements. By eliminating redundant backup data, the storage footprint can be reduced by as much as 95%, allowing organizations to keep weeks or even months worth of data on disk for fast, dependable restore without any of the reliability concerns of a tape-based restore.

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

FalconStor® File-interface Deduplication System (FDS)

The FalconStor FDS offering extends FalconStor’s deduplication technology to service a broader set of applications that goes beyond tape backup applications. FalconStor FDS allows companies to optimize storage capacity services for disk-to-disk backup and archiving applications. FalconStor FDS is ideal for medium to large businesses and remote office/branch office (ROBO) environments that are looking at eliminating or reducing tape infrastructure.

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

BUSINESS STRATEGY

FalconStor intends to maintain its position as a leading provider of disk-based data protection and storage virtualization solutions serving mid-market and enterprise IT organizations worldwide. FalconStor intends to achieve this objective through the following strategies.

Disk-Based Data Protection Leadership

FalconStor intends to continue to leverage the protocol-independent, unified architecture, and robust open data protection technology of its solution to maintain a leadership position in the mid-market and enterprise disk-based data protection software markets. FalconStor plans to continue its leadership in this market through its deep commitment to research and development and through continued rapid technology innovation. For information on our research and development expenditures, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

Scalable Delivery

All FalconStor solutions support variable deployment options offering greater flexibility to seamlessly fit within our customers’ environments and to respond to their exact needs and requirements. The scalability of our solutions can support environments such as remote and branch offices with prepackaged virtual appliances, departmental, mid-market and ROBO environments with integrated turn-key appliances, as well as the largest deployments supporting multi-petabyte environments in large datacenters utilizing software appliance kits or gateways.

Expand Software and Hardware Strategic Alliances with Industry Leaders

FalconStor continues to work with industry leaders in a numbers of ways. The worldwide agreement with Dell Services to deploy FalconStor NSS technology to enable a data migration service has continued into 2014.

In addition, FalconStor has jointly developed with HP a storage adapter to the HP CloudSystem Matrix platform. This adapter enables HP CloudSystem Matrix to see and provision 3rd party storage behind FalconStor NSS. By leveraging FalconStor’s virtualization technology, this allows customer to have the freedom and flexibility to incorporate existing storage in the HP CloudSystem Matrix infrastructure, protecting investments, improving storage utilization, all while gaining operational efficiencies.

In 2013, FalconStor and Violin Memory, entered into a joint development agreement to provide data protection services for Violin’s flash memory platform. The SSD and Flash memory storage market represents a growth opportunity for the Company to partner with additional vendors in that space.

Expanded Product Offerings

In 2013, FalconStor focused product developments on refining its portfolio strategy to optimize the underlying technology and core engines in preparation to deliver a unified data management platform going forward. This included modifying, and in some areas, re-designing internal architectural components, interconnects, API’s, storage repository layouts and numerous other elements.

In October 2013, FalconStor launched version 7.5 of the FalconStor NSS and FalconStor CDP products and version 2.7 of the FalconStor RecoverTrac Disaster Recovery Automation Tool. These solutions offer enhanced features for intelligently moving, storing, and protecting data without burdening production resources. The RecoverTrac tool has more flexibility to automate failover and failback with greater accuracy in any physical, virtual, or hybrid environment, including VMware and Microsoft Hyper-V deployments. Improved capabilities allow users to:

•
Migrate data to and from the cloud. FalconStor NSS 7.5 enables data migration to and from cloud infrastructures, allowing customers to deliver business continuity, data protection, and disaster recovery services.

•	Optimize VMware storage environments. Enhanced integration with VMware VAAI enables highly efficient management of thinly provisioned disk space.

•
Stretched Cluster data protection. An automated stretched cluster configurator in FalconStor NSS 7.5 simplifies the setup and configuration of metro stretched clusters, increasing data availability, reducing downtime, and improving business continuity.

•
Fully automate disaster recovery. RecoverTrac 2.7 technology automates a full range of complex disaster recovery tasks including failover and failback in physical, virtual, and hybrid environments, including VMware vSphere 5.5.

•	Ensure complete protection for Microsoft environments. The RecoverTrac tool now supports protection and recovery of physical and virtual machines running Microsoft Windows 2012 and Hyper-V 3.0.

•
Replicate data with peace-of-mind. FalconStor NSS and FalconStor CDP 7.5 enable customers to replicate multiple types of data quickly, each with its own encryption format, adding an extra layer of security when moving data.

•
Expand journaling on demand. FalconStor NSS and FalconStor CDP 7.5 include an enhanced continuous protection journal feature. This enables on-demand journal expansion when more space is needed, facilitating recovery and minimizing data loss or gaps in data.

Refocused Market Approach

In mid 2013, FalconStor re-examined all of its business, products, marketing and go-to-market efforts. As a result, several areas have been adjusted to better target core markets and customers, and a necessary change in order to deliver positive returns on investments.

Product and solution messaging has begun a transformation from technology oriented to how they deliver value to businesses and organizations. All corporate marketing, marketing communication, advertising and go-to-market efforts have shifted away from the SMB markets, and are now refocused on core customers in the mid-market and enterprise segments. FalconStor realized that targeting the SMB market would be very costly to reach and maintain brand recognition amidst an ever-changing set of competitors and routes to market. With almost 14 years of experience in the mid-market and enterprise segments, the Company believes its customers and stockholders are better served by the Company retaining its focus in these areas.

FalconStor continues to participate in key industry events, trade shows and speaking engagements. Our focus continues to highlight our success with our customers and partners throughout the world as well as the value our solutions bring to solving their data protection challenges. These efforts led to several industry awards and accolades:

•	Named “Best Backup and Recovery Solution” for FalconStor CDP in Information Management Awards (Network World Asia)

•	RecoverTrac™ automated disaster recovery tool was honored as a 2013 Long Island Software Award (LISA) recipient

•	FalconStor joined HP Alliance ONE CloudSystem Ready Program

•	FalconStor NSS was named a hot product from VMworld 2013 (Network World)

•	FalconStor named as finalist for Storage Magazines 2013 Product of the Year award.

Growth Drivers

Data continues to grow, and based on information provided by industry analysts, the Company expects that the amount of data to be stored will double almost every two years.  FalconStor believes companies will look to alternatives to simply adding more storage to their infrastructure and will leverage technologies such as storage virtualization, thin provisioning, and data deduplication to reduce data storage requirements. We anticipate that FalconStor, as a leading developer of storage virtualization and disk-based data protection solutions, will see a growing demand for its products and solutions.

Based on market analysis and forecasts published by major industry analysts, worldwide revenues for the data protection and recovery software market totaled $5.1 billion in 2012, representing annual growth rate of 5.8%. The outlook calls for the worldwide data protection and recovery market to increase at a 5.1% compound annual growth rate (CAGR) from 2012 to 2017, totaling $6.5 billion at the close of 2017.  The combined Data Protection and Recovery Market (Disk & SW) and Purpose Built Back-up Appliance market is projected to grow from $21 billion to $31 billion in 2017 (combined CAGR 10.7%).

The Company also expects that the demand for Flash Memory and SSD based solutions will grow rapidly in 2014. This demand will drive the need for performance-based data management, tiering, movement/replication and protection solutions that can keep up with the speed of flash and SSD based storage platforms. The Company believes that providing those capabilities and solutions to vendors in this segment will be a growth opportunity.

According to industry analysts, the worldwide Enterprise All-Solid State Storage Array market is projected to be around $1.2 billion in revenues by 2015.  From 2012, that represents a CAGR of over 58.5% in the Enterprise storage segment.  Preliminary estimates for 2017 are over $2 billion.  This sector could grow faster if NAND Flash and SSD production is increased.  It is well documented that growth in the Enterprise Storage Markets currently constrained as handheld and tablet devices consume the majority of Flash and SSD capacity.

For FalconStor, China continues to be a market where we see growth potential. We also expect our sales in EMEA and in the United States to rebound due to the continuing global economic rebound, and due to changes in the leadership and the personnel of our sales teams in those areas To drive geographic growth, FalconStor will need to continue to invest in securing new customers, harvesting and servicing existing customers and penetrating new markets. Vertical Markets are also a key growth opportunity. The healthcare, finance, government and higher education are all data intensive and have regulatory requirements around data management and protection. FalconStor is strongly positioned to continue to take advantage of these key verticals. In addition, our strategic relationships with Dell, DSI, Fujitsu, Hitachi Data Systems, HP, and Huawei should fuel growth across all three of the Company's geographical regions.

SALES ROUTES TO MARKET

FalconStor continues to sell products in a number of ways:

•	Direct to customers

•	Through authorized partners, value-added resellers (VARs), solution providers, and large system integrators

•	Via Direct Market Resellers (DMRs), Distributors, and Managed Service Providers (MSPs)

•	With Original equipment manufacturers (OEMs)

VAR and Distributor Relationships: FalconStor has entered into VAR and distributor agreements to help sell our products in various geographic areas. FalconStor’s VARs and distributors market various FalconStor products and receive a discount off of the list price on products sold. FalconStor’s scalable solutions are also being deployed by Managed Service Providers (MSP) to deliver online data protection and recovery services across different vertical markets. In order to improve sales effectiveness and quality of solution support for end customers, FalconStor has reduced the number of VARs with whom we do business. Our focus is on the VARs who are willing to commit to FalconStor.

Strategic Alliances: FalconStor has agreements with strategic partners to utilize FalconStor products for use in the strategic partners’ special-purpose storage appliances. These partners include Dell, Fujitsu, Hitachi Data Systems and HP.

OEM Relationships: OEMs collaborate with FalconStor to integrate FalconStor technology into their own product offerings or to resell FalconStor technology under their own label. In 2013 this included Dynamic Solutions International and Huawei.

Professional Services: FalconStor’s Professional Services personnel are also available to assist customers and partners throughout the lifecycle of FalconStor solution deployments. The Professional Services team includes experienced Storage Architects (expert field engineers) who can assist in the assessment, planning/design, deployment, and test phases of the deployment project, and a Technical Support Group for post-deployment assistance and ongoing support.

MARKETING

As part of the effort to refocus market approaches, FalconStor also found it necessary to re-evaluate and refine marketing efforts. This resulted in certain activities such as advertisements in search engines such as Google to be stopped until a more effective advertising strategy could be put in place. FalconStor also evaluated its public and industry analyst efforts and relationships. In addition, FalconStor also retained marketing consultants, advertising and design agencies to begin a multi-phased effort to overhaul the FalconStor brand, reputation and marketing effectiveness. Those efforts began in earnest in the fourth quarter of 2013 and will continue through the first half of 2014.

To further improve go-to-market effectiveness, marketing was restructured in the second half of 2013. Marketing efforts were divided into Corporate Marketing and Regional Field Marketing teams to better address market differences. The Corporate Marketing team focuses on company branding, analyst/public relations, key messaging, product positioning and sales enablement. The Field Marketing teams have been organized and funded to focus on go-to-market and marketing activities, lead generation, promotions and event execution. These teams are now empowered to tailor go-to-market efforts and optimize marketing effectiveness for local markets and geographies, moving away from a “one-size-fits-all” approach. By taking a more targeted approach, FalconStor believes marketing ROI and sales effectiveness will improve and yield demonstrable results in 2014 and beyond.

COMPETITION

As data has become as critical an asset as capital and labor, the entrants into the data management and data protection segments continues to rise. So does the demand for services and integration with emerging technologies. Although there are several companies attempting to offer data protection for specific environments, FalconStor believes it is the only software-based solution provider capable of delivering a high level of data protection services across the data center, crossing the infrastructure boundaries between virtual, physical and hybrid environments. FalconStor holds multiple patents on key technologies that enable and optimize our snapshots, data protection, and data reduction platform. We believe that our integrated services and products based on our common storage virtualization platform - including CDP, FDS, NSS, VTL, WAN-optimized replication for remote offices and data centers, and disaster recovery automation - are unique to the industry.

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

As FalconStor refines its focus on mid-market and enterprise market segments, the products and services offered by its partners may compete with existing or new products and services offered by current and new entrants to the market.

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

When we sell to customers, the competitors we encounter most frequently are CommVault, EMC, IBM, NetApp, Quantum, Symantec and a number of niche players. Many of these competitors have significantly greater resources than we do.

INTELLECTUAL PROPERTY

FalconStor’s success is dependent in part upon its proprietary technology. The IPStor platform forms the core of this proprietary technology. FalconStor currently has twenty patents and numerous pending patent applications. The Company has multiple registered trademarks - including “FalconStor Software” and “IPStor” - as well as pending trademark applications related to FalconStor and its products.

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

MAJOR CUSTOMERS

For the year ended December 31, 2013, we had one customer, Hitachi Data Systems, which accounted for 14% of our total revenues. For the year ended December 31, 2012, we had one customer, Hitachi Data Systems, which accounted for 11% of our total revenues. For the year ended December 31, 2011, we had no customers that accounted for 10% or more of our total revenues. As of December 31, 2013 Datang Telecom International Technology Co., Ltd's accounts receivable balance was 12% of our gross accounts receivable balance. As of December 31, 2012 Hitachi Data Systems’ accounts receivable balance was 20% of our gross accounts receivable balance.

EMPLOYEES

As of December 31, 2013, we had 285 full-time and part-time employees, consisting of 98 in research & development, 95 in sales & marketing, 63 in service, and 29 in general administration. We are not subject to any collective bargaining agreements and we believe that our employee relations are good.

INTERNET ADDRESS AND AVAILABILTY OF FILINGS

Our internet address is www.falconstor.com. The Company makes available free of charge, on or through its Internet website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or (15)(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company complied with this policy for every Securities Exchange Act of 1934, as amended, report filed during the year ended December 31, 2013.

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
In January, 2013, the parties to the Class Action reached an agreement in principle to settle the Class Action. In the fourth quarter of 2013, following preliminary approval of the settlement by the district court, we deposited $5.0 million into an escrow account, where it was held pending final settlement. On March 3, 2014 a final settlement hearing was held. There were no objections to the proposed settlement. The Magistrate Judge indicated that she would be filing a report and recommendation that the settlement be approved. However, there can be no assurance regarding if or when final approval of the settlement will be granted.

Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or our by-laws.
We have insurance policies to cover this type of claim against us. Due to the particular facts and circumstances underlying the claims in the Class Action, we reached agreements with the insurance carriers who provide our first two layers of our coverage that gave us less than the face amount of the insurance. If the settlement is approved by the court, we expect that we will not need to seek coverage under the additional layers of our insurance. However, if the settlement is not approved, there can be no assurance that the recovery we make on the remainder of our insurance will be adequate to cover the costs of our defense or settlement of the Class Action, or any damages that might ultimately be awarded against us or anyone to whom we might owe indemnification if the settlement is not approved by the court. Our insurers may deny coverage under the policies. If our insurance recovery is not adequate to cover the costs of defense, settlement, damages and/or indemnification, or our insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on our financial results, our cash flows and our cash balances.
We have a significant number of outstanding preferred stock and options, the conversion and exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.
As of December 31, 2013, we had outstanding options to purchase 7,544,432 shares of our common stock, we had an aggregate of 605,600 outstanding restricted shares and outstanding Series A redeemable convertible preferred stock convertible into 8,781,516 shares of our common stock. If all of the outstanding options were exercised, the proceeds to the Company would average $4.16 per share. In addition, over the next five years up to an additional 4,390,760 shares of common stock are potentially issuable as dividends with respect to the Series A redeemable convertible preferred stock (based on an assumed dividend rate of 10% per annum). We also had 4,541,329 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of common stock outstanding. In no event shall the number of shares of common stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan.
The exercise of all of the outstanding options and/or the vesting of all outstanding restricted shares, the conversion of our outstanding Series A redeemable convertible preferred stock into common stock, the payment of dividends on our Series A redeemable convertible preferred stock through the issuance of common stock and/or the grant and exercise of additional options and/or the grant and vesting of restricted stock and restricted stock units would dilute the then-existing stockholders’ percentage ownership of common stock, and any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by such securities.

We have undertaken a restructuring to reduce our expenses and to better align our expenses with our business. There can be no assurance that we have made enough reductions or the right reductions.
In the third quarter of 2013, we began an effort to reduce our expenses significantly in an attempt to help return the Company to profitability. Among the actions we have taken are: A reduction in personnel of 30%; closing offices in geographic locations where our expenses have continued to outpace our revenues; and reducing other expenditures. There can be no guarantee that we have reduced our expenses enough to return the Company to profitability or that the reductions we have made are the right reductions for our business going forward. There is a risk that the restructuring and reduction in personnel will make it more difficult to grow the business and service our customers.
We have an agreement with Violin Memory for the licensing and the development of software in return for $12 million. If we do not develop the software, we will not receive the money and we could be short on capital in the future.
In July, 2013, we signed an agreement with Violin Memory under which Violin will pay us $12 million for licenses to certain of our software and for further development of that software. We have received the first $6 million under that agreement. Receipt of the additional $6 million is broken into several payments and is contingent upon our successful development of future versions of the software within a designated time period. If we are unable to develop the software, we will not receive the additional payments and we could be short on capital in the future. In addition, certain provisions of the Violin agreement could require us to return some or all of the money that we have already received.
We have had significant turnover in our senior management.

On June 28, 2013, James P. McNiel voluntarily resigned his positions as President and Chief Executive Officer of the Company. Gary Quinn has been named President and Chief Executive Officer.
In addition to Mr. McNiel’s resignation, in the past few years we have had turnover in other senior positions.
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

As of December 31, 2013 Datang Telecom International Technology Co., Ltd's ("Datang") accounts receivable balance was 12% of our gross accounts receivable balance. We currently have no reason to expect that Datang will fail to pay the amounts invoiced, nor do we have any history of non-payment with Datang, but the concentration of this receivable means that any failure by Datang to pay us all or a significant portion of this receivable would have a material impact on us.

Our increased emphasis on sales of turn-key appliances may not be successful and exposes us to supply, inventory and support risks.

We continue to emphasize sales of turn-key appliances. These appliances consist of our branded software loaded onto industry standard hardware. The hardware, while purchased from third parties, is FalconStor branded. There can be no guarantee that we will be more successful selling these appliances than we have been selling software-only solutions.
In addition, the continued emphasis on appliances creates the following risks:

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
Prior to the fourth quarter of 2013, we had seventeen consecutive quarters of losses and there is no guarantee that we will maintain profitability.
While we were profitable in the fourth quarter of 2013, our profitability was the result of a gain, which we do not expect to recur and we have incurred losses in each of the preceding seventeen quarters. We have taken steps to try to reduce or eliminate the chance of future losses - such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products - but there is no guarantee that we will be able to maintain profitability. As of December 31, 2013, we had approximately $28.1 million in cash, cash equivalents and marketable securities. If losses recur, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.
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
We now intend to release our next generation products in stages over the next eighteen months. It is possible that the development schedule could be delayed again or that we will not be able to develop certain features. Because our customers expect continuous improvements and innovations, any additional delays in the release of new products could have a material negative impact on our results.
We recently introduced Optimized Deduplication and Backup 8.0. If this new product does not gain market acceptance, or if our strategy of merging our various products onto one platform is not accepted by the marketplace, our results will suffer.
In February, 2014, we released Optimized Deduplication and Backup 8.0. This product takes the functionality of two of FalconStor’s existing products, VTL (Virtual Tape Library) and FDS (File-interface Deduplication System), and combines them into a single platform with a common user interface. We plan to release new solutions over the course of the year, to bring all of the elements of data management into a single, unified data management and services platform with a common user interface. If these products do not gain market acceptance, or if our strategy of merging the elements of data management onto a single platform is flawed, our results will suffer.
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
Achieving our anticipated growth will depend on a number of factors, some of which include:
•retention of key management, marketing and technical personnel;
•our ability to increase our customer base and to increase the sales of our products; and
•competitive conditions in the network storage infrastructure software market.

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
Our revenue may be impacted by the use of flexible terms.

On occasion the Company may enter into sales arrangements that include flexible pricing and payment terms, and the timing of our revenue recognition for these arrangements may vary from our historical recognition methods.  This may result in lower upfront revenue recognition and an increase in deferred revenue.  This could lead to further operating losses and prevent us from meeting our forecasted revenue targets until the revenue recognized from these types of deals stabilizes.  There is no guarantee that the use of flexible terms will increase our sales.

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
Our stock price may be volatile and during the year ended December 31, 2013 our stock traded below $1.00 per share.
The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the twelve months ended December 31, 2013, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $0.89 and $2.82. To the extent the market price of our common stock consistently closes below $1.00 per share, we may be subject to delisting from the NASDAQ Global Market. If our common stock is delisted from the NASDAQ Global Market, it could materially impact the liquidity of our stock or our ability to raise more capital. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results;

•	the status of the class action and derivative lawsuits;

•	failure to meet financial estimates;

•	changes in market valuations of other technology companies, particularly those in the network storage software market;

•	the announcement of any strategic alternatives;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, strategic alternatives, joint ventures or capital commitments;

•	loss of one or more key customers;

•	the issuance of additional shares of the Series A redeemable convertible preferred stock pursuant to dividend rights; and

•	departures of key personnel.

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.
Our marketable securities portfolio could experience a decline in market value which could materially and adversely affect our financial results.
As of December 31, 2013, we held short-term marketable securities aggregating $8.1 million. We invest in a mixture of corporate bonds, government securities and marketable debt securities, the majority of which are high investment grade, and we limit the amount of credit exposure through diversification and investment in highly rated securities. However, investing in highly rated securities does not entirely mitigate the risk of potential declines in market value. A deterioration in the economy, tightening of credit markets or significant volatility in interest rates, could cause our marketable securities to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.
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

Our Board of Directors has the authority, without further action by our common stockholders, to issue up to an additional 1,100,000 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of our common stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. In addition, certain “anti-takeover” provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control. Further, we have a staggered Board of Directors and have entered into change of control agreements through either employment agreements or our 2005 Key Executive Severance Protection Plan with certain executives.
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
Our licenses and services in Japan are sold in Yen. Many of our licenses and services in the Republic of Korea, Australia, Canada, and in Europe are sold in Won, Australian dollars, Canadian dollars and European Monetary Units (“Euros”), respectively.
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
China is a significant market for our products. We have an OEM agreement with Huawei which has historically provided us with significant revenue. As of December 31, 2013 we have 16 employees in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:
•government controlled foreign exchange rate and limitations on the convertibility of the Chinese Renminbi;
•extensive government regulation;
•changing governmental policies relating to tax benefits available to foreign-owned businesses;
•the telecommunications infrastructure;
•relatively uncertain legal system; and
•uncertainties related to continued economic and social reform.

Any significant interruption in our China operations, whether resulting from any of the above uncertainties, natural disasters or otherwise, could result in delays or disruptions in our revenue and our research development operations, either of which could cause our business and operating results to suffer.
If we are unable to protect our intellectual property, our business will suffer.
Our success is dependent upon our proprietary technology. We have 20 patents issued, and we have multiple pending patent applications, numerous trademarks registered and multiple pending trademark applications related to our products. We cannot predict whether we will receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.
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
The preparation of consolidated financial statements and related disclosure in accordance with generally accepted accounting principles requires management to establish policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 describes the significant accounting policies and estimates essential to preparing our financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual future results may differ materially from these estimates. We evaluate, on an ongoing basis, our estimates and assumptions.
Our agreements with the holders of the Series A redeemable convertible preferred stock contain covenants that could limit our ability to obtain financing using our equity. In addition, if we engage in future financings, we may have to use the proceeds to redeem the preferred stock held by such holders. This could cause us to have difficulty in obtaining capital necessary to run our business.

Our agreements with the holders of the Series A redeemable convertible preferred stock give such holders veto power over certain future financings, and give such holders certain rights to participate in any subsequent financing, whether through debt or equity (subject to certain exclusions). These participation rights could discourage a potential investor or a potential lender from making financing available to us on favorable terms. Because of these covenants, if we determine that we are in need of additional capital, we might not be able to obtain it. In addition, our agreements with the holders of the Series A redeemable convertible preferred stock provide that if, at the time of certain future debt or equity financings, the proceeds of which exceed $5 million, the holders of the Series A redeemable convertible preferred stock still have outstanding Series A redeemable convertible preferred stock, then we must offer to repurchase their Series A redeemable convertible preferred stock. The holders of the Series A redeemable convertible preferred stock have the right to accept the offer or to retain their Series A redeemable convertible preferred stock. If we do a financing, and the holders of the Series A redeemable convertible preferred stock elect to have their Series A redeemable convertible preferred stock repurchased, then the capital raised in excess of $5 million will go to repurchase the holders’ Series A redeemable convertible preferred stock, instead of being able to be used for our business.

Our agreements with the holders of the Series A redeemable convertible preferred stock prevent us from undertaking certain transactions or incurring certain indebtedness without such holders’ consent or unless the Series A redeemable convertible preferred stock held by such holders is repurchased. This could hurt our ability to sell underperforming assets or lines of business or to obtain financing.

Our agreements with the holders of the Series A redeemable convertible preferred stock prevent us from undertaking certain transactions or incurring certain debt without such holders’ consent or unless the Series A redeemable convertible preferred stock held by such holders’ is repurchased. These transactions include, but are not limited to:

•A merger with, or the sale of substantially all of the Company’s assets or capital stock, to a third party;
•Assumption of indebtedness in excess of 80% of the Company’s accounts receivable; and
•The sale, license or other disposition of 10% or more of the tangible assets or capital stock of the Company.

This could limit our ability to sell off underperforming assets or business lines. It could also prevent us from obtaining financing we may need to run or to grow our business.

The holders of the Series A redeemable convertible preferred stock are entitled to dividends on the Series A redeemable convertible preferred stock they hold. The payment of these dividends will decrease cash that is available to us to invest in our business. If, after one year, we do not have adequate cash to pay the dividends, the holders of the Series A redeemable convertible preferred stock may elect to receive the dividends in the form of Company common stock. This would dilute the holdings of all other stockholders.

Our agreements with the holders of the Series A redeemable convertible preferred stock provide that such holders will receive quarterly dividends on the Series A redeemable convertible preferred stock at prime rate plus 5%, subject to a maximum dividend rate of 10%. If, we do not have positive cash flow of $1 million in any calendar quarter (after allowance for payment of the dividends), then we can either roll over the dividends or pay the dividends in Company common stock (subject to the satisfaction of certain equity conditions). During the third quarter of 2013 the holders of the Series A redeemable convertible preferred stock waived the $1.0 million positive cash flow requirement and allowed the Company to pay the 2013 dividends in cash. There can be no assurance that the holders of the Series A redeemable convertible preferred stock will waive this requirement in the future. After the first year of issuance of the Series A redeemable convertible preferred stock, the holders of the Series A redeemable convertible preferred stock have the right to convert the accrued but unpaid dividends into Company common stock. The payment of the dividends will reduce the cash that we have available to invest in our business. If any dividends are paid in common stock, this will dilute the holdings of all other stockholders. There can be no assurance that we will have enough cash to pay the dividends in cash.

If we breach various provisions of our agreements with the holders of the Series A redeemable convertible preferred stock, such holders may be entitled to demand redemption of the preferred stock and to gain majority control of our Board of Directors. This would decrease the capital available for our business and give the holders of the Series A redeemable convertible preferred stock control of the Company. There can be no assurance that we will not breach the relevant provisions or that if we do breach the provisions, that we will be able to redeem the preferred stock.

Our agreements with the holders of the Series A redeemable convertible preferred stock provide that if we breach certain provisions of the agreements, a “Breach Event” will have occurred. If a Breach Event were to occur, the holders of the Series A redeemable convertible preferred stock would be entitled to demand the redemption of any outstanding Series A redeemable convertible preferred stock that they hold. If we did not have the cash necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock would increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remained unredeemed, the dividend rate would increase by 1%, subject to a maximum dividend rate of 19%. Paying these increased dividends could further decrease the amount of capital we have available to run and to invest in our business. In addition, if a Breach Event were to occur, our Board of Directors would automatically be increased, with the holders of the Series A redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the Series A redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A redeemable convertible preferred stock control of the Company. There can be no assurance that a Breach Event will not occur and that if a Breach Event does occur, that we will be able to redeem the Series A redeemable convertible preferred stock.

The holders of the Series A redeemable convertible preferred stock have the right to require redemption of the Series A redeemable convertible preferred stock after August 5, 2017. If we are not able to redeem the Series A redeemable convertible preferred stock following a redemption request, the dividends on the Series A redeemable convertible preferred stock will increase. These increased dividends could further reduce the amount of capital available for use in our business. In addition, if we are not able to redeem the Series A redeemable convertible preferred stock then the holders of the Series A redeemable convertible preferred stock will be entitled to appoint a majority of our Board of Directors, which will give the holders of the Series A redeemable convertible preferred stock control of the Company. There can be no assurance that we will be able to redeem the Series A redeemable convertible preferred stock after August 5, 2017.

After August 5, 2017, the holders of the Series A redeemable convertible preferred stock have the right to demand redemption of any of the outstanding Series A redeemable convertible preferred stock that they still hold. If we do not have the funds necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. Paying these increased dividends could further decrease the amount of capital we have available to run and to invest in our business. In addition, our failure to redeem the Series A redeemable convertible preferred stock would be considered a “Breach Event” under the agreements with the holders of the Series A redeemable convertible preferred stock. If a Breach Event were to occur, then, under the agreements with the holders of our Series A redeemable convertible preferred stock, our Board of Directors would automatically be increased, with the holders of the Series A redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the Series A redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A redeemable convertible preferred stock control of the Company. There can be no assurance that we will be able to redeem the Series A redeemable convertible preferred stock after August 5, 2017 should the holders of our Series A redeemable convertible preferred stock request such redemption.
Unknown Factors
Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.
Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company’s headquarters are located in an approximately 59,000 square foot facility in Melville, New York.  Offices are also leased for development, support, and sales and marketing personnel, which total an aggregate of approximately 51,000 square feet in Le Chesnay and Toulouse, France; Reading, UK; Munich, Germany; Madrid, Spain; Taipei and Taichung, Taiwan; Tokyo, Japan; Beijing and Shanghai, China; Seoul, Korea; Kuala Lumpur, Malaysia; and Singapore. Initial lease terms range from one to six years, with multiple renewal options.

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

The Company entered into a Deferred Prosecution Agreement (DPA) with the USAO.  Under the DPA, the USAO agreed that it would defer prosecution of the Company in connection with the matter, and ultimately not prosecute the Company if the Company satisfies its obligations during the 18 month term of the DPA.  That term expired on December 27, 2013. On January 31, 2014, the complaint filed by the USAO against the Company was dismissed with prejudice. The DPA acknowledged the remedial actions taken by the Company in response to its discovery of the improper payments and did not require the Company to make any additional control or compliance changes.  Under the DPA, the Company forfeited $2.9 million over eighteen months.

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

The Company has no further obligations, for payment or otherwise, under its agreements with the USAO and with the SEC.

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

In January, 2013, the parties to the Class Action reached an agreement in principle to settle the Class Action. In the fourth quarter of 2013, following preliminary approval of the settlement by the district court, we deposited $5.0 million into an escrow account, where it was held pending final settlement. On March 3, 2014 a final settlement hearing was held. There were no objections to the proposed settlement. The Magistrate Judge indicated that she would be filing a report and recommendation that the settlement be approved. However, there can be no assurance regarding if or when final approval of the settlement will be granted.

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

In October 2012 the Company entered into an agreement with the carrier of the first $5.0 million layer of the Company’s D&O insurance. Pursuant to this agreement, the Company accepted a payment of $3.9 million from the first layer insurance carrier in satisfaction of the carrier’s obligations to the Company under the first layer D&O insurance policy. In addition, as part of the October 2012 agreement with the carrier, the Company agreed to indemnify the carrier of the first layer of D&O insurance against potential claims by certain named insured persons under the first layer D&O insurance policy. The Company cannot predict the likelihood or the outcome of any such claims by the named insureds.

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

While, at present, the Company does not believe that the amounts it will pay in connection with the Class Action and the Derivative Action will exceed the limits of the first two layers of its coverage, there can be no assurance that if the Company seeks recovery from the additional layers, the recovery the Company makes on the remainder of its insurance will be adequate to cover the costs of its defense or settlement of the Derivative Action, or the Class Action if the settlement is not approved, or any damages that might ultimately be awarded against the Company or anyone to whom the Company might owe indemnification if the appeal is successful.

The Company’s remaining insurers may deny coverage under the policies. If the plaintiffs are awarded damages and the Company’s insurance is not adequate to cover the amounts, or its insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on our financial results, our cash flow and our cash balances.

As of December 31, 2013, the Company had recorded $7.2 million of total costs associated with the Class Action and the Derivative Actions. The Company has recorded a liability in the amount of $0.3 million in “accrued expenses” in the consolidated balance sheets as of December 31, 2013 which includes estimated legal fees for both the Class Action and the Derivative Action to date. As a result of the agreement reached with the Company’s D&O insurance carrier in the prior year, the Company recorded an insurance recovery in 2012 of approximately $3.9 million of legal expenses previously incurred related to the class action and derivative lawsuits as well as the potential settlement of the class action lawsuit. The $3.9 million insurance recovery was reimbursed by the Company’s insurance carrier during 2012. As a result of the agreement reached with the insurer of the Company’s next layer of D&O insurance, the Company recorded an insurance recovery of $0.5 million during 2013 of which $0.3 million was reimbursed by the Company's insurance carrier during 2013 and the remaining $0.2 million is recorded as a receivable in “prepaid expenses and other current assets” in the consolidated balance sheet as of December 31, 2013.

During 2013, the Company recorded $0.4 million of investigation, litigation and settlement related costs of net legal expenses related to the class action and derivative lawsuits and other settlement related activities that are not recoverable through insurance.

Avazpour Litigation

The Company was the defendant in an action brought by Avazpour Networking Services, Inc., and its former principals (collectively, “Avazpour”), in the United States District Court for the Eastern District of New York. Avazpour alleged that the Company gave grossly negligent advice in connection with an upgrade of Avazpour’s storage system resulting in damages to Avazpour and breached its contract with Avazpour. On March 13, 2013, the Court granted the Company’s motion to dismiss all of the claims except for the claim of breach of contract. In June, 2013, the Company and the Avazpour reached an agreement in principle to settle the claim for $250,000. As a result of the settlement, the action was dismissed on September 17, 2013. Pursuant to the Company’s insurance, the Company was responsible for the first $100,000 of costs associated with this action. That amount was paid during 2013.

The Estate of ReiJane Huai

On October 24, 2013, the Company filed a Petition against the Estate of ReiJane Huai (the “Estate”) in Surrogates Court, Nassau County, State of New York. Mr. Huai was the former Chairman, President and Chief Executive Officer of the Company. The Company believes that the Estate owns more than 10% of the voting stock of the Company.
The Petition alleges that Mr. Huai breached his fiduciary duties to the Company, breached his contracts with the Company, was unjustly enriched at the Company’s expense, and must repay legal fees advanced on Mr. Huai’s behalf by the Company. The Company demands payment of approximately $10 million from the Estate representing (1) wages and other compensation paid to Mr. Huai during the period that Mr. Huai was involved in the payment of bribes to a Company customer, and (2) legal fees advanced on behalf of Mr. Huai in connection with the criminal and regulatory investigations of the Company, and the civil litigation, arising out of the bribes. The legal fees were advanced under the indemnification provisions of the Company’s by-laws and pursuant to an undertaking to repay under certain conditions signed by Mr. Huai.
In January, 2014, the Estate moved for partial dismissal of the Petition on the grounds that Mr. Huai was entitled to indemnification. The Company has filed its opposition to the Estate’s motion.
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

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “FALC”. The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods indicated as reported by Nasdaq:

	2013		2012
	High	Low	High	Low
Fourth Quarter	$1.74	$1.21	$2.48	$2.01
Third Quarter	$1.44	$0.89	$2.72	$1.73
Second Quarter	$2.60	$1.24	$3.80	$2.46
First Quarter	$2.82	$2.26	$3.77	$2.42

Holders

We had approximately 121 holders of record of Common Stock as of February 28, 2014. This does not reflect persons or entities that hold Common Stock in nominee or “street” name through various brokerage firms.

Dividends

We have not paid any cash dividends on our common stock since inception. We expect to reinvest any future earnings to finance growth, and therefore do not intend to pay cash dividends on our common stock in the foreseeable future. In addition, the terms of our Series A redeemable convertible preferred stock restrict our ability to pay dividends on our common stock. Our board of directors may determine to pay future cash dividends on our common stock if it determines that dividends are an appropriate use of Company capital.

Holders of the Series A redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company can pay such dividends in part in cash and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. As of December 31, 2013, our liability for dividends to Series A redeemable convertible preferred stockholders totaled $216,379. We paid these dividends on January 2, 2014.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved
by security holders	8,150,032	$3.85	4,541,329

(1)
As of December 31, 2013 we had 4,541,329 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Plan is in effect, the number of shares of stock to which options may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. See Note (10) Share-Based Payment Arrangements to our consolidated financial statements for further information.

Performance graph

The following graph compares, for each of the periods indicated, the percentage change in the Company’s cumulative total stockholder return on the Company’s common stock with the cumulative total return of a) Morningstar Data Storage companies, a peer group index and b) the Russell 3000 Index, a broad equity market index.

ASSUMES $100 INVESTED ON JANUARY 1, 2009
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2013

	Fiscal Year Ending
	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
FalconStor Software, Inc.	$100.00	$146.04	$120.50	$92.81	$83.81	$48.56
Russell 3000 Index	$100.00	$128.29	$149.99	$151.53	$176.42	$235.63
Morningstar Data Storage	$100.00	$216.28	$266.11	$243.27	$281.52	$349.40

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

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
	Year Ended December 31,
	2013 (a), (b), (c)	2012	2011	2010 (d)	2009

	(In thousands, except per share data)
Revenues:
Product revenues	$27,339	$41,359	$49,470	$51,905	$61,234
Support and services revenues	31,298	34,052	33,400	30,939	28,225
Total revenues	58,637	75,411	82,871	82,844	89,459
Cost of revenues:
Product	4,156	8,215	8,387	9,291	3,390
Support and service	11,000	12,447	13,130	12,148	13,677
Total cost of revenues	15,156	20,662	21,517	21,439	17,067
Gross profit	$43,481	$54,749	$61,354	$61,405	$72,392
Operating expenses
Research and development costs	15,613	18,950	21,509	27,199	26,610
Selling and marketing	25,223	35,695	39,289	40,552	42,255
General and administrative	12,265	13,334	11,697	9,626	9,875
Investigation, litigation, and settlement related costs (benefits)	374	(326)	10,257	1,616	—
Restructuring costs	3,606	771	822	—	—
Total operating expenses	57,081	68,424	83,574	78,993	78,740
Operating loss	(13,600)	(13,675)	(22,220)	(17,589)	(6,348)
Interest and other income (loss), net	1,094	(523)	60	(213)	(128)
Loss before income taxes	(12,506)	(14,198)	(22,160)	(17,802)	(6,476)
(Benefit)/Provision for income taxes	(1,574)	786	1,208	17,574	(3,383)
Net loss	$(10,932)	$(14,984)	$(23,368)	$(35,376)	$(3,093)
Less: Accrual of preferred stock dividends	216	—	—	—	—
Less: Accretion to redemption value of Series A preferred stock	128	—	—	—	—
Net loss attributable to common stockholders	$(11,276)	$(14,984)	$(23,368)	$(35,376)	$(3,093)
Basic net loss per share attributable to common stockholders	$(0.24)	$(0.32)	$(0.50)	$(0.78)	$(0.07)
Diluted net loss per share attributable to common stockholders	$(0.24)	$(0.32)	$(0.50)	$(0.78)	$(0.07)
Weighted average basic shares outstanding	47,979	47,409	46,649	45,549	44,782
Weighted average diluted shares outstanding	47,979	47,409	46,649	45,549	44,782

(a)
On September 16, 2013, we issued to Hale Capital Partners, LP 900,000 shares of the Company’s newly created Series A redeemable convertible preferred stock. We included a deduction of $127,504 as an adjustment to net loss attributable to common stockholders on the statement of operations and in determining loss per share for the year ended December 31, 2013.  This amount represents the accretion of the transaction costs of $268,323, beneficial conversion feature of $1,951,266 and fair value allocated to the embedded derivatives of $170,337 for 2013. We also included a deduction of $216,379 as an adjustment to net loss attributable to common shareholders on the statement of operations and in determining loss per share for the year ended December 31, 2013 for accrued dividends for the preferred stock. See note (8) Redeemable Convertible Preferred Stock to our consolidated financial statements for further information.

(b)
Included within interest and other income (loss), net for 2013 is a non-recurring gain of $2.1 million related to the sale of our cost-method investment. See Note (1) Summary of Significant Account Policies to our consolidated financial statements for further information.

(c)
Included within (benefit)/provision for income taxes is a non-recurring benefit of $2.3 million related to the reversal of unrecognized tax benefits due to the expiration of applicable statutes of limitations partly offset by withholding taxes of $0.2 million recorded on the gain of our cost-method investment. See Note (6) Income Taxes to our consolidated financial statements for further information.

(d)
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

CONSOLIDATED BALANCE SHEET DATA:
	2013	2012	2011	2010	2009

	(In thousands)
Cash, cash equivalents, restricted cash and marketable securities	$28,111	$29,932	$37,763	$37,325	$41,783
Working capital	14,327	10,613	20,382	35,475	46,097
Total assets	53,218	59,705	73,047	76,545	99,002
Long-term obligations	12,413	9,099	10,285	9,063	6,254
Series A redeemable convertible preferred stock	6,738	—	—	—	—
Stockholders' equity	6,218	13,253	22,817	39,939	66,153

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

OVERVIEW

In 2013, we took significant steps to reposition the Company for future growth and success and to put the problems of the past behind us. Among other things, we made changes to management, reduced expenses, replenished our financial resources, and refocused our product portfolio.

In June, 2013, Gary Quinn was named President and Chief Executive Officer following the voluntary resignation of Jim McNiel. Mr. Quinn had been serving as the Company’s Chief Operation Officer after joining the Company as head of sales for North America in 2012. We also hired a Chief Product Officer, and we made a change in leadership in our Europe, Middle East and Africa regions. In January, 2014, we hired a new head of sales for the Americas.

In the third quarter of 2013, we began to implement a reduction in force. This process was completed in the fourth quarter and resulted in a headcount reduction of approximately 30%. We also reviewed each of our office locations worldwide and looked at the size of the market, the economic conditions in the market, and our performance in the market. We determined that there were several locations where we would be better served by reducing or eliminating our physical presence and having our customers serviced by either our partners or other regional FalconStor locations, rather than our own employees. We closed our offices in Australia and in Hong Kong, and we reduced the size of our offices in Singapore, Shanghai, Taichung and in Melville, New York. We have provided notice of the termination of our lease in Toulouse, France and we plan to reduce the size of our office in Le Chesnay, France in 2014. In addition, we closed our research and development operation in Shanghai, although we continue to maintain a sales presence there. Our research and development operation is now located in Melville, New York and in Taichung, Taiwan.

These measures, in conjunction with heightened spending controls, resulted in substantial savings. On an annualized basis, the savings would total over $15 million. We plan to continue to review expenses both to find additional areas of savings and to make sure that the cost savings that have already been realized continue.

While we have reduced our overall headcount, we have not stopped hiring. We continue to recruit for positions where we see value in adding expertise or in replacing underperforming employees.

During 2013, we also strengthened our balance sheet. In September, 2013, an affiliate of Hale Capital Partners purchased 900,000 shares of a newly created class of Series A redeemable convertible preferred stock. The Company received net proceeds of $8,731,677 from this transaction.

In addition, in July, 2013, we entered into a joint development agreement with Violin Memory, Inc., ("Violin") that should provide us with $12.0 million between July 2013 and December 2014, based upon the achievement of certain milestones. During 2013, we reached the first two milestones and we received $6.0 million from Violin. We expect to complete the remaining two milestones in fiscal 2014 and receive the remaining $6.0 million during 2014. However, if we fail to meet certain future obligations under our agreement with Violin, or if we undergo a change of control, some or all of these amounts may need to be refunded to Violin.

Last, in December, 2013, we entered into an agreement to sell our interest in the Chinese joint venture known as Tianjin Zhongke Blue Whale Information Technologies Co., Ltd., and we received a payment of $3.0 million for that asset.

Each of these transactions added cash to our balance sheet both to help us to fund operations if we experience future loses and to assure our current and potential customers that we have resources adequate to allow the Company to provide support to the customers going forward and to develop additional new, innovative products and features.

In 2013, we also began to redefine and to refocus our products. At its core, we offer customers “freedom” from the constraints of traditional data management products and the overinflated costs of data protection. We have translated that into a restructured product strategy, which includes a revolutionary redesign of FalconStor solutions into a simplified, single, unified platform which we began to roll out in the beginning of 2014. We plan to continue this evolution in 2014 through both solutions arising from our joint development agreement with Violin and through other internal research and development. One of the reasons that we entered into the agreement with Violin was to help to fund our research and development for new products.

The year also saw the winding down of the legal issues that arose from improper payments made by former Company employees. In December, 2013, the Deferred Prosecution Agreement (“DPA”) we had entered into with the United States Attorney’s Office for the Eastern District of New York (“USAO”) expired. Because we met all of our obligations under the DPA, the charges against the Company were formally dismissed, with prejudice, in the first quarter of 2014. We also made the last payment under our agreement with the USAO and we have no further payment obligations to the government or to the SEC relating to the improper payments.

On the civil side, in January, 2013, we reached an agreement to settle the class action lawsuit filed against the Company and several current and former officers and directors arising out of the improper payments. The court granted preliminary approval of the $5.0 million settlement in the fourth quarter of 2013 and we placed the settlement payment in escrow at that time. At a hearing on March 3, 2014, the Magistrate Judge indicated that she would recommend final approval of the settlement. We recovered $3.9 million of the $5.0 million settlement from our Directors & Officers insurance. Please see Note (14) Litigation to our Consolidated Audited Financial Statements for more information on the insurance recovery.

In March, 2013, the Derivative Action against certain current and former officers and directors of the Company arising out of the improper payments was dismissed. The dismissal has been appealed by the plaintiffs in the Derivative Action.

Taken together, the actions and the events listed above show that we have turned the corner in putting the problems of the past behind us.

Our revenues continue to be generated primarily by our FalconStor-branded gateway appliances and complete turn-key appliances with integrated disks, and licenses of our stand-alone software products. The appliances integrate our software with standard hardware configurations.

Overall, product revenues decreased 34% from $41.4 million for the year ended December 31, 2012 to $27.3 million for the year ended December 31, 2013.  We attribute the decline in product revenues to several factors.  First, in the first three quarters of the year, potential customers questioned our viability and future direction. We believe that we have removed these issues with the actions we took to strengthen our balance sheet and to reduce expenses, and by previewing our development strategy. Second, we did not release any new products during the year. We do not expect this issue to impact our results in 2014 because we released new versions of our products in the first quarter of 2014 and we anticipate further products releases in 2014.

Support and services revenue decreased 8% from $34.1 million for the year ended December 31, 2012 to $31.3 million for the same period in 2013. The decline resulted solely from the winding up of support contracts from our legacy OEM sales. Our non-legacy OEM support and services maintenance was flat year over year.

Net loss for the year ended December 31, 2013 was $10.9 million, compared with a net loss of $15.0 million for the year ended December 31, 2012. The narrowing of our loss was primarily attributable to the actions we took to reduce expenses, the $1.9 million gain on the sale of our cost-method investment, net of taxes and the $2.3 million tax benefit recorded related to the reversal of unrecognized tax benefits due to the expiration of applicable statute of limitations.

Typically, we look to operating income as another measure of our progress. This number enables us to measure and to compare our results of operations from one year to the next. Operating loss for 2013 was $13.6 million, compared with an operating loss of $13.7 million in 2012.

As stated above, we took major actions to decrease our operating expenses in 2013. Due to employee separation costs, costs for exiting leases and other contracts, and various other expenses related to our headcount reduction and office closings, we did not see the full benefits attributable to our actions until the very end of 2013. However, we expect these savings to be realized in 2014. Overall, our operating expenses decreased 17% or $11.3 million to $57.1 million in 2013 from $68.4 million in 2012. Included in our operating results for 2013 and 2012 were $3.6 million and $0.8 million related to our restructuring expenses.

Our gross margins were 74% for 2013 as compared with 73% in 2012.

Operating margin is a measure of operating efficiency. We incur research and development expenses before the product is offered for licensing. These expenses consist primarily of personnel costs for engineering and testing, but also include other items such as the depreciation and amortization of hardware and software used in development. We also have expenses for software support, sales and marketing, and general and administrative functions. Our operating margin decreased to (23%) in 2013 from (18%) in 2012. While our operating margin is not reflective of our recent stabilization efforts, we expect our operating margins to improve as a result of these efforts moving forward.

Our results in 2014 may not be able to be compared directly with prior results of the Company. From the Company’s inception through the third quarter of 2013, we used the “up front” revenue model for revenue from nearly all sales of product licenses and hardware. Beginning in the fourth quarter of 2013, we became more flexible in our sales terms and as a result the product revenue for some transactions are being recognized ratably over the contractual maintenance term. We expect to continue this flexibility going forward, which could result in variable periods for recognizing the revenue. Our support and maintenance revenue has always been taken ratably over the term of the support and maintenance agreement and this will not change. Our professional services revenue will continue to be recognized upon delivery of the professional services unless it is sold as part of a bundled arrangement which the Company has not established fair value for all undelivered elements which would require the revenue from the entire arrangement be recognized over the longest service term which would be the maintenance term.

The key factors we look to for our future business prospects are:

•	our ability to establish and to expand relationships with resellers, and sales and re-orders by those resellers;

•	growth in deferred revenue;

•	the development and sales of our new products;

•	re-orders from existing customers; and

•	the growth of the overall market for data protection and storage solutions.

We anticipate that in 2014 product bookings by resellers and, to a lesser extent, direct licenses to end users, should grow. We expect to see the results of our investments in new leadership and in revised reseller programs.

Most of our product revenue comes from sales to customers through resellers. As service providers to companies, resellers’ reputations are dependent on satisfying their customers’ needs efficiently and effectively. Resellers have wide choices in fulfilling their customers’ needs. If resellers determine that a product they have been providing to their customers is not functioning as promised, or is not providing adequate return on investment, or if the customers are not satisfied with the level of support they are receiving from the suppliers, the resellers will move quickly to offer different solutions to their customers. Additional sales by resellers are therefore an important indicator of our business prospects.

We continue to enhance our reseller program. Our “Business Partner” program for our resellers was redesigned and refreshed at the end of 2013. This program provides financial incentives, for those resellers that are willing to make a commitment to FalconStor through training, marketing and revenue.

 As part of our review of all of our operations to maximize savings without sacrificing sales, and in connection with our redesigned Business Partner program, we reviewed our relationship with each of our resellers in all regions. We decided to focus on only those resellers who have the expertise, personnel and networks to identify potential customers and to service our end users. For example, beginning in 2014, we terminated agreements with nearly half of our existing North American resellers.

As of today, the majority of our deferred revenues consist of amounts attributable to future support and maintenance of our products. However, as we enter into more flexible business deals, we anticipate deferred revenues will also include increased amounts of product revenues that will be recognized ratably over time. The level of deferred revenue is an important indicator of our success. Maintenance and support for our products is sold for fixed periods of time. Maintenance and support agreements are typically for one year, although some agreements are for terms in excess of one year. If we do not deliver the support needed by end users of our products or by our OEM partners and resellers, then they will not renew their maintenance and support agreements. If end users stop using our products, they also will not renew their maintenance and support agreements. Our deferred revenue increased 23% from $24.1 million in 2012 to $29.8 million in 2013, which includes $6.0 million from our joint development agreement with Violin. Deferred revenue will be an important key metric to measure our success in growing our business from a top line perspective as we anticipate certain product sales in 2014 to be recognized ratably under the terms of the arrangements.

 Share-based compensation expense continued to have a negative impact on our earnings in 2013. On an on-going basis we weigh the impact of the expense on our consolidated financial statements against the impact of discontinuing the grant of equity-based compensation to our worldwide workforce. It continues to be our view that the opportunity to participate in the growth of our Company is an important motivating factor for our current employees and a valuable recruiting tool for new employees. We will thus continue to apply the criteria and the methodology we have used in the past to determine grants of stock options or other equity-based compensation to our employees. For the management of our business and the review of our progress, we will continue to look to our results excluding share-based compensation expense. We will use these non-GAAP financial measures in making operating decisions because they measure the results of our day-to-day operations and because they provide a more consistent basis for evaluating and comparing our results across different periods.

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

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2013 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2012

Total revenues for the year ended December 31, 2013 decreased 22% to $58.6 million, compared with $75.4 million for the year ended December 31, 2012.

Our cost of revenues decreased 27% to $15.2 million for the year ended December 31, 2013, compared with $20.7 million for the year ended December 31, 2012. Our operating expenses decreased 17% from $68.4 million for the year ended December 31, 2012 to $57.1 million for the year ended December 31, 2013. Included in the operating results for the year ended December 31, 2013 and 2012 were $0.4 million and a benefit of $0.3 million, respectively, of investigation, litigation, and settlement related costs. During the second half of 2013, we commenced a restructuring plan to eliminate over 100 positions worldwide, implement tighter expense controls, cease non-core activities and close or downsize several facilities. The 2013 restructuring plan was substantially completed as of December 31, 2013. During 2012, we completed a restructuring which was composed of a workforce reduction of approximately 35 positions worldwide from various departments. The restructuring charges for 2013 and 2012 totaled $3.6 million and $0.8 million, respectively, and have been segregated from each of the respective expense line items and are included within “restructuring costs” in our consolidated statement of operations. In addition, included in our operating expenses for the years ended December 31, 2013 and 2012 were $1.6 million and $4.4 million, respectively, of share-based compensation expense. Net loss for the year ended December 31, 2013 was $10.9 million, compared with a net loss of $15.0 million for the year ended December 31, 2012. Included in our net loss for the year ended December 31, 2013 was an income tax benefit of $1.6 million compared with an income tax provision of $0.8 million for the year ended December 31, 2012 as well as a gain on the sale of a cost-method investment of $2.1 million. The income tax benefit of $1.6 million was primarily attributable to the reversal of $2.3 million of unrecognized income tax benefits due to the expiration of the applicable statutes of limitations, partly offset by withholding taxes on the gain on the sale of our cost-method investment and income taxes related to our foreign operations. The income tax provision of $0.8 million in 2012 was primarily attributable to the impact of our effective tax rate on our then pre-tax loss.  No tax benefits were recognized during either period for our domestic losses due to the full valuation allowance over our domestic deferred tax assets. Net loss attributable to common stockholders, which includes the effects of preferred stock dividends and accretion, was $11.3 million for the year ended December 31, 2013, compared to $15.0 million for the year ended December 31, 2012.

The overall decrease in total revenues was primarily due to a decrease in product revenues of 34% for the year ended December 31, 2013, compared with the same period in 2012. Product revenues from OEM partners decreased 75%, while product revenues from non-OEM partners decreased 27% for the year ended December 31, 2013, compared with the same period in 2012. The decrease in product revenues from our non-OEM partners was due to various challenges the business encountered in particular, over the past year. First, prior to our balance sheet strengthening and rebalancing efforts which commenced in the second half of the year, the impact of questions concerning the Company's declining cash balances and ongoing losses significantly impacted our ability to successfully sell our solutions in the marketplace at the level we had historically. Additionally, the Company's product direction and our need to refresh our product offerings also contributed to our overall decline in product revenues on a full-year basis. The decline in OEM product revenues was primarily the result of the disruptions with one of our largest OEM partners in China, which was part of a significant corporate reorganization which commenced during 2012, and which led to a decline in sales volume from this OEM during 2013. However, during the fourth quarter of 2013, the sales volume from this customer returned to a run-rate consistent with the level prior to this OEM's corporate reorganization.

Overall, our total operating expenses decreased $11.3 million or 17%, primarily due to our restructuring efforts and tighter expense controls which we commenced during the second half of 2013 and which resulted in a decrease in salary and personnel costs including share-based compensation expense due to lower headcount. In addition, a decrease in commissions due to the decrease in revenues during the year, partly offset by a $0.7 million increase in investigation, litigation, and settlement related costs and a $2.8 million increase in restructuring costs. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing.

Revenues

	Year ended December 31,
	2013	2012
Revenues:
Product revenue	$27,338,557	$41,358,621
Support and services revenue	31,297,947	34,052,348
Total Revenues	$58,636,504	$75,410,969
Year-over-year percentage change
Product revenue	(34)%	(16)%
Support and services revenue	(8)%	2%
Total percentage change	(22)%	(9)%

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

Product revenue decreased 34% from $41.4 million for the year ended December 31, 2012 to $27.3 million for the year ended December 31, 2013. These amounts are net of benefits of less than $0.1 million and $0.7 million recognized during the years ended December 31, 2013 and 2012, respectively, resulting from the impact of our collection efforts of previously reserved accounts receivable. Product revenue represented 47% and 55% of our total revenues for the years ended December 31, 2013 and 2012, respectively. Product revenues from OEM partners decreased 75%, while product revenues from non-OEM partners decreased 27% for the year ended December 31, 2013, compared with the same period in 2012. The decrease in product revenues from our non-OEM partners was due to various challenges the business encountered in particular, over the past year. First, prior to our balance sheet strengthening and rebalancing efforts which commenced in the second half of the year, the impact of questions concerning the Company's declining cash balances and ongoing losses significantly impacted our ability to successfully sell our solutions in the market place at the level we had historically. Additionally, the Company's product direction and our need to refresh our product offerings also contributed to our overall decline in product revenues on a full-year basis. The decline in OEM product revenues was primarily the result of the disruptions with one of our largest OEM partners in China, which was part of a significant corporate reorganization which commenced during 2012, and which led to a decline in sales volume from this OEM during 2013. However, during the fourth quarter of 2013, the sales volume from this customer returned to a run-rate consistent with the level prior to this OEM's corporate reorganization. Product revenue from our non-OEM partners represented 96% and 88% of our total product revenue for the years ended December 31, 2013 and 2012, respectively. Product revenue from our OEM partners represented 4% and 12% of our total product revenue for the years ended December 31, 2013 and 2012, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

Support and services revenue is comprised of (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Engineering services are recognized upon customer acceptance or over the remaining contract term if vendor-specific objective evidence (“VSOE”) does not exist for remaining deliverables upon acceptance. Support and services revenues decreased 8% from $34.1 million for the year ended December 31, 2012 to $31.3 million for the same period in 2013. The decrease in support and services revenue was attributable to decreases in both maintenance and technical support services revenue and professional services revenues.

Maintenance and technical support services revenue decreased from $31.0 million for the year ended December 31, 2012 to $29.2 million for the same period in 2013. Our maintenance and technical support service revenue is from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the year ended December 31, 2013, the decline in maintenance was attributable to (i) a $1.8 million decline in maintenance revenue from our OEM partners, particularly certain legacy OEM customers due to the continuing wind down in our OEM business, (ii) a decrease from the previous year in revenue from sales of products that are generally sold with maintenance, and (iii) deeper discounts provided on products in the current economic and competitive environments.

Professional services revenues decreased from $3.1 million for the years ended December 31, 2012 to $2.1 million for the year ended December 31, 2013. The professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenues

	Year ended December 31,
	2013	2012
Cost of revenues:
Product	$4,155,413	$8,215,152
Support and service	11,000,401	12,446,921
Total cost of revenues	$15,155,814	$20,662,073
Total Gross Profit	$43,480,690	$54,748,896
Gross Margin:
Product	85%	80%
Support and service	65%	63%
Total gross margin	74%	73%

Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of the industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of capitalized software, shipping and logistics costs, and share-based compensation expense. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts, training, and share-based compensation expense. Cost of product revenue for the year ended December 31, 2013 decreased $4.1 million, or 49%, to $4.2 million, compared with $8.2 million for the same period in 2012. The decrease in cost of product revenue was primarily attributable to the decline in the number of fully integrated solutions which included hardware appliances as integrated solutions represented a lower percentage of all product revenues compared with the same period in 2012. Our cost of support and service revenues for the year ended December 31, 2013 decreased $1.4 million, or 12%, to $11.0 million, compared with $12.4 million for the same period in 2012. This decrease was primarily attributable to a decrease in personnel costs as a result of lower headcount during 2013 compared with 2012 due to our streamlining of our support facilities globally as part of our rebalancing efforts.

Total gross profit decreased $11.3 million, or 21%, from $54.7 million for the year ended December 31, 2012, to $43.5 million for the year ended December 31, 2013. Total gross margin increased slightly to 74% for the year ended December 31, 2013, compared with 73% for the year ended December 31, 2012. While our total gross profit decreased for the year ended December 31, 2013, compared with 2012, primarily due to the 22% decrease in our total revenues, we improved our gross margin by reducing our expenses in response to declining revenues and due to the decline in the number of fully integrated solutions which included hardware appliances as integrated solutions represented a lower percentage of all product revenues compared with the same period in 2012. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Share-based compensation expense included in both cost of product revenue and cost of support and service was less than 1% of total revenue for each of the years ended December 31, 2013 and 2012.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development personnel, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $3.3 million, or 18%, to $15.6 million for the year ended December 31, 2013, from $19.0 million in 2012. The decrease in research and development costs was primarily the result of a decline in personnel related costs, including share-based compensation expense, due to the reduction in headcount as we discontinued our development efforts on our small-to-medium business product line and re-focused our engineering efforts on our core enterprise class solutions as part of our rebalancing efforts. This decrease is also attributable to higher capitalization of software development costs in the year ended December 31, 2013 of $1.0 million compared with $0.5 million during the year ended December 31, 2012. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $0.4 million from $0.7 million for the years ended December 31, 2013 and December 31, 2012, respectively. Share-based compensation expense included in research and development costs was equal to 1% of total revenues for the years ended December 31, 2013 and 2012, respectively.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $10.5 million, or 29%, to $25.2 million for the year ended December 31, 2013, from $35.7 million for the year ended December 31, 2012. The decrease in selling and marketing expenses was primarily attributable to (i) a decrease in commissions due to the 34% decline in product revenue compared with 2012, and (ii) a decrease in personnel related costs, including share-based compensation expenses, as a result of lower sales and marketing headcount as we closed or downsized several of our foreign office locations. We are now servicing our customers through our partners or other regional locations in order to be more cost effective. Share-based compensation expense included in selling and marketing expenses decreased to $0.4 million for the year ended December 31, 2013 from $1.7 million for the year ended December 31, 2012, primarily due to the reversal of previously accrued share-based compensation expense related to the resignations of certain former sales and marketing professionals. Share-based compensation expense included in selling and marketing expenses was equal to 1% and 2% of total revenues for the years ended December 31, 2013 and 2012, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees, bad debt expense and other general corporate overhead costs. General and administrative expenses decreased $1.1 million, or 8%, to $12.3 million for the year ended December 31, 2013, from $13.3 million for 2012. The decrease in general and administrative expenses was primarily due to (i) a decrease in personnel related costs as a result of the decrease in headcount as a result of streamlining our consolidation and reporting process through the implementation of a global ERP system as part of our rebalancing efforts, (ii) a decrease in bad debt expense of approximately $1.3 million to a benefit of $0.3 million for 2013 from a provision of $1.0 million for 2012 due to the improvement in the Company’s bad debt experience during 2013 compared with 2012, and (iii) a decrease of $1.2 million in share-based compensation expense from $2.0 million in 2012 to $0.8 million in 2013, mainly attributable to the reversal of previously accrued share-based compensation related to the resignation of the Company’s former CEO. These decreases were partially offset by an increase in professional fees, severance costs related to the resignation of the Company’s former CEO, and other administrative costs. Share-based compensation expense included in general and administrative expenses was equal to 1% of total revenue for the year ended December 31, 2013 and to 3% of total revenue for the year ended December 31, 2012.

Investigation, Litigation and Settlement Related Costs

During 2013, our total investigation, litigation, and settlement related costs totaled $0.4 million, which was comprised of $0.9 million of legal expenses related to the class action and derivative lawsuits and legal fees associated with other settlement related activities, partially offset by $0.5 million of expenses that are expected to be recoverable through insurance. During 2012, our total investigation, litigation, and settlement related costs resulted in a net benefit of $0.3 million, which was comprised of (i) $1.7 million of legal fees, (ii) a $0.3 million recovery of legal expenses previously incurred related to the class action and derivative lawsuits, and (iii) a $1.7 million accrual reduction. Refer to Part I, Item 3 – Legal Proceedings of this annual report on Form 10-K, for a more detailed description of the investigations.

To a much lesser extent then previous years our operating expenses may continue to be adversely impacted during 2014 due to professional and service provider fees, and other costs, resulting from the finalizing of the stockholder lawsuits and settlement related activities.

Restructuring costs

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. In the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis. In connection with the 2013 Plan the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. The total amount incurred under the 2013 Plan was $3.6 million, of which $2.3 million was paid during 2013. Actions under the 2013 Plan were substantially completed as of December 31, 2013; however, this is an ongoing initiative and the Company expects to incur additional restructuring costs in the first half of 2014.

During 2012, we completed a restructuring which was composed of a workforce reduction of approximately 35 positions worldwide from various departments. These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy, to drive operational efficiencies and to support the anticipated revenue levels we expect to achieve on a go forward basis. The total amount incurred with respect to severance under the 2012 Plan was $0.8 million. Actions under the 2012 Plan were substantially completed by the end of the third quarter of 2012. As of December 31, 2013, there were no remaining payments related to the 2012 Plan.

Interest and Other Income (Loss)

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of December 31, 2013, our cash, cash equivalents, and marketable securities totaled $28.1 million, compared with $29.9 million as of December 31, 2012. Interest and other income (loss) increased $1.6 million to income of $1.1 million for the year ended December 31, 2013, compared with a loss of $0.5 million for 2012. Interest and other income was comprised of a gain on the sale of a cost-method investment of $2.1 million and foreign currency losses of $1.1 million for the year ended December 31, 2012, compared with foreign currency losses of $0.6 million and interest income of $0.1 million for the year ended December 31, 2012.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For the year ended December 31, 2013, we recorded an income tax benefit of $1.6 million on our pre-tax loss of $12.5 million, consisting primarily of a $2.3 million reversal of unrecognized tax benefits due to the expiration of applicable statutes of limitations partly offset by withholding taxes recorded on the gain of our investment in Blue Whale and state and local and foreign taxes. For the year ended December 31, 2012, we recorded an income tax provision of $0.8 million on our pre-tax loss of $14.2 million, consisting primarily of state and local and foreign taxes. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we recorded a full valuation allowance against our domestic deferred tax assets. During the years ended December 31, 2013 and 2012, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our net domestic deferred tax assets for the full years of 2013 and 2012.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2012 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2011

Total revenues for the year ended December 31, 2012 decreased 9% to $75.4 million, compared with $82.9 million for the year ended December 31, 2011. During 2012, we completed a restructuring which was composed of a workforce reduction of approximately 35 positions worldwide from various departments. The restructuring charges related to the 2012 reduction totaled approximately $0.8 million. During 2011, we completed a restructuring which was composed of a workforce reduction of approximately 25 positions worldwide from various departments and the closing of a satellite facility. The restructuring charges related to the 2011 reduction totaled approximately $0.8 million. The restructuring charges for both 2012 and 2011 have been segregated from each of the respective expense line items and are included within “restructuring costs” in our consolidated statement of operations. Our cost of revenues decreased 4% to $20.7 million for the year ended December 31, 2012, compared with $21.5 million for the year ended December 31, 2011. Included in our cost of revenues for the years ended December 31, 2012 and 2011 were $0.2 million and $0.5 million, respectively, of share-based compensation expense. Our operating expenses decreased 18% from $83.6 million for the year ended December 31, 2011 to $68.4 million for the year ended December 31, 2012.  Included in the operating results for the year ended December 31, 2012, was a net reduction of $0.3 million of investigation, litigation and settlement costs and $0.8 million of restructuring costs. Included in the operating results for the year ended December 31, 2011 was $10.3 million of investigation, litigation, and settlement related costs and $0.8 million of restructuring costs. The $10.3 million was comprised of $2.8 million of legal fees and an accrual of $7.5 million for certain costs associated with the then outstanding resolution of the investigations. In addition, included in our operating expenses for the years ended December 31, 2012 and 2011 were $4.4 million and $5.1 million, respectively, of share-based compensation expense. Net loss for the year ended December 31, 2012 was $15.0 million, compared with a net loss of $23.4 million for the year ended December 31, 2011. Included in our net loss for the year ended December 31, 2012 was an income tax provision of $0.8 million compared with an income tax provision of $1.2 million for the year ended December 31, 2011. The income tax provisions of $0.8 million and $1.2 million were primarily attributable to the impact of our effective tax rate on our then pre-tax losses for the years ended December 31, 2012 and 2011, respectively.  No tax benefits were recognized during either period for our domestic losses due to the full valuation allowance over our domestic deferred tax assets.

The overall 9% decrease in total revenues was primarily due to a 16% decrease in product revenue for the year ended December 31, 2012, compared with the same period in 2011. This was partially offset by a 2% increase in support and services revenue for the year ended December 31, 2012, compared with the same period in 2011. Product revenues from OEM partners decreased 25%, while product revenues from non-OEM partners decreased 15% for the year ended December 31, 2012, compared with the same period in 2011. As we had previously reported over the past several years, product revenues from our legacy OEM partners continued to decline due to consolidation within the industry and end-of-life programs implemented by these legacy OEM partners. During 2012, we continued our focus and emphasis on the FalconStor-branded business.

Overall, our total operating expenses have decreased, primarily due to a decline in (i) our overall salary and personnel costs as part of our cost savings initiatives and our focus on improved operational efficiencies , and (ii) a $10.6 million decrease in costs associated with the government investigations, litigation, and settlement related costs incurred during the year ended December 31, 2012, compared with the same period in 2011.

Revenues

	Year ended December 31,
	2012	2011
Revenues:
Product revenue	$41,358,621	$49,470,139
Support and services revenue	34,052,348	33,400,463
Total Revenues	$75,410,969	$82,870,602
Year-over-year percentage change
Product revenue	(16)%	(5)%
Support and services revenue	2%	8%
Total percentage change	(9)%	0%

Product revenue

Product revenue decreased 16% from $49.5 million for the year ended December 31, 2011 to $41.4 million for the year ended December 31, 2012. These amounts are net of a benefit of $0.7 million recognized during the years ended December 31, 2012 and 2011, respectively, resulting from the impact of our collection efforts of previously reserved accounts receivable. Product revenues from OEM partners decreased 25%, while product revenues from non-OEM partners decreased 15% for the year ended December 31, 2012, compared with the same period in 2011. As we had previously reported over the past several years, product revenues from our legacy OEM partners continued to decline due to consolidation within the industry and end-of-life programs implemented by these legacy OEM partners. During 2012, we continued our focus and emphasis on the FalconStor-branded business.

Support and services revenue

Support and services revenue increased 2% from $33.4 million for the year ended December 31, 2011 to $34.1 million for the same period in 2012. The increase in support and services was primarily attributable to an increase in   maintenance and technical support services.

Maintenance and technical support services increased from $30.3 million for the year ended December 31, 2011 to $31.0 million for the same period in 2012. As we are in business longer, and as we license more integrated solutions and stand-alone software applications to new customers and grow our installed customer base, we expect the amount of maintenance and technical support contracts we have to grow as well. The anticipated growth in our maintenance and technical support service revenue is expected to result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the year ended December 31, 2012, the growth in maintenance revenue in the non-OEM channel business was primarily offset by (i) a decline in maintenance revenue from certain legacy OEM customers due to consolidation in the industry, (ii) the decrease from non-OEM product revenues during the current year, which are generally sold with maintenance, and (iii) deeper discounts provided on product in the then current economic and competitive environment.

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

Operating Expenses

Research and Development Costs

Research and development costs decreased $2.6 million, or 12%, to $19.0 million for the year ended December 31, 2012, from $21.5 million in the same period in 2011. The decrease in research and development costs was primarily the result of a decline in salary and personnel costs as the result of lower research and development headcount. Share-based compensation expense included in research and development costs decreased to $0.7 million from $1.3 million for the years ended December 31, 2012 and December 31, 2011, respectively. Share-based compensation expense included in research and development costs was equal to 1% and 2% of total revenue for the years ended December 31, 2012 and 2011, respectively.

Selling and Marketing

Selling and marketing expenses decreased $3.6 million, or 9%, to $35.7 million for the year ended December 31, 2012, from $39.3 million for the year ended December 31, 2011. The decrease in selling and marketing expenses was primarily attributable to (i) a decrease in commissions due to the 16% decline in product revenue compared with the same period in 2011, (ii) a decrease in salary and personnel costs, including share-based compensation expenses, as a result of lower sales and marketing headcount, and (iii) a decrease in costs associated with the recruitment and hiring of additional sales personnel in 2011. Share-based compensation expense included in selling and marketing was $1.7 million for the year ended December 31, 2012 and $2.0 million for the year ended December 31, 2011. Share-based compensation expense included in selling and marketing expenses was equal to 2% of total revenue for the years ended December 31, 2012 and 2011, respectively.

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

Investigation, Litigation and Settlement Related Costs

During 2012, we recorded a $0.3 million reduction of investigation, litigation and settlement related costs.  The reduction was comprised of (i) a $1.7 million reduction in the accrual for certain costs associated with the resolution of the government investigations and (ii) a recovery of $0.3 million of legal expenses previously incurred related to the class action and derivative lawsuits, partially offset by (i) $1.5 million of legal expenses related to the class action and derivative lawsuits as well as for the potential settlement of the class action lawsuit that are not or may not be recoverable through insurance and (ii) $0.2 million of legal fees incurred related to  the resolution of the government investigations.  Investigation costs for the year ended December 31, 2011, totaled $10.3 million, which consisted of $2.8 million of legal and professional fees and an accrual of $7.5 million for certain costs associated with the then possible resolution of the government investigations.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow information is as follows:

	Years Ended December 31,
	2013	2012	2011
Cash provided by (used in):
Operating activities	$(11,134,925)	$(5,268,470)	$3,138,766
Investing activities	2,572,090	7,235,301	(5,400,465)
Financing activities	9,429,177	738,184	920,106
Effect of exchange rate changes	(229,470)	(311,241)	(243,268)
Net increase (decrease) in cash and cash equivalents	$636,872	$2,393,774	$(1,584,861)

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities balances generated from operating, investing and financing activities. We also received proceeds from the issuance of our Series A redeemable convertible preferred stock and our joint development agreement with Violin Memory as discussed below. Our cash, cash equivalents and marketable securities balance as of December 31, 2013 totaled $28.1 million, compared with $29.9 million as of December 31, 2012. Cash and cash equivalents totaled $19.3 million, restricted cash totaled $0.8 million, and marketable securities totaled $8.1 million at December 31, 2013. Cash and cash equivalents totaled $18.7 million, restricted cash totaled $0.8 million, and marketable securities totaled $10.5 million at December 31, 2012.

As of December 31, 2013 and 2012, we had $0.8 million of restricted cash. The restricted cash serves as collateral related to deposit service indebtedness with our commercial bank. As of each of December 31, 2013 and 2012, we did not have any debt service indebtedness with our bank.

Over the past several years, we have been through multiple transitions, which included various senior management changes, new sales leadership in all of our regions, changes within our North American sales force structure, and restructuring. Most recently, during the third quarter of 2013, we commenced a restructuring which included a workforce reduction of more than 100 positions worldwide from various departments as well as the closure of certain facilities. These actions were intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy, to drive operational efficiencies and to support the anticipated revenue levels we expect to achieve on a go-forward basis. The total amount incurred under the 2013 Plan, during 2013, was $3.6 million of which $2.3 million was paid during 2013. Actions under the 2013 Plan were substantially completed as of December 31, 2013; however, this is an ongoing initiative and we expect to incur additional restructuring costs in the first half of 2014. For further information, refer to Note (15) Restructuring Costs, to our consolidated financial statements.

During the second half of 2013 we met the first two milestones related to our joint development agreement with Violin Memory and we have received payments of $6.0 million under the agreement. We expect to complete the remaining two milestones in fiscal 2014 and receive the remaining $6.0 million during 2014. However, if we fail to meet certain future obligations under our agreement with Violin, or if we undergo a change of control, some or all of these amounts may need to be refunded to Violin.

In addition, during 2013 we received $1.3 million of insurance reimbursements related to the class action lawsuit. Finally, we sold our interest in Tianjin Zhongke Blue Whale Information Technologies Co., Ltd. (“Blue Whale”) for $3.0 million and recorded a gain of $1.9 million, net of tax.

On September 16, 2013, we issued to Hale Capital Partners, LP 900,000 shares of the Company’s newly created Series A redeemable convertible preferred stock, par value $0.001 per share, at a price of $10 per share, for an aggregate purchase consideration of $9.0 million. We received net proceeds of approximately $8.7 million from the issuance of the Series A redeemable convertible preferred stock, net of transaction costs.

Upon certain triggering events, such as bankruptcy, insolvency, a material adverse effect, failure to achieve minimum financial covenants or failure by us to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require us to redeem all or some of the redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require us to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of December 31, 2013, there were no triggering events that would allow the Series A redeemable convertible preferred stockholders to require us to redeem any of the Series A redeemable convertible preferred stock and we do not expect to incur any triggering events in fiscal 2014. However, if certain financial covenants are not met over the next twelve months, the Company would work on addressing any financial measures needed to remedy the failed covenants as well as work with the holders of the Series A redeemable convertible preferred stock on obtaining waivers as applicable.

In addition, as of December 31, 2013, our liability for dividends to preferred stockholders totaled $216,379. Holders of the redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%). These dividends were paid using cash on hand during January 2014.

As discussed further in Part I, Item 3 – Legal Proceedings of this annual report on Form 10-K, in June 2012, we settled charges arising from investigations conducted by the United States Attorney’s Office and the Securities and Exchange Commission for a total of $5.8 million. During 2013, we paid the remaining $1.7 million of the $5.8 million investigation settlement. We have no further obligations, for payment or otherwise, under our agreements with the USAO and with the SEC.

In addition, as discussed further in in Part I, Item 3 – Legal Proceedings of this annual report on Form 10-K, we are among the defendants named in class action and derivative lawsuits. In accordance with our by-laws and Delaware law, we have been paying for the costs of defense of these actions for the other named defendants. If liability is ultimately assessed some of the other named defendants may be entitled to claim indemnification from us. We have incurred, and continue to incur significant expenses, primarily for legal counsel, due to the class action and derivative lawsuits. In January, 2013, the parties to the Class Action reached an agreement in principle to settle the Class Action.  In the fourth quarter of 2013, following preliminary approval of the settlement by the district court, we deposited $5.0 million into an escrow account, where it was held pending final settlement. On March 3, 2014 a final settlement hearing was held. There were no objections to the proposed settlement. The Magistrate Judge indicated that she would be filing a report and recommendation that the settlement be approved. However, there can be no assurance regarding if or when final approval of the settlement will be granted.

At various times from October 2001 through February 2009 our Board of Directors has authorized the repurchase of up to 14 million shares of our outstanding common stock in the aggregate. We did not repurchase any of our outstanding common stock during the years ended December 31, 2013, 2012 and 2011. Since October 2001, we have repurchased a total of 8,005,235 shares at an aggregate purchase price of $46.9 million. As of December 31, 2013, we had the authority to repurchase 5,994,765 shares of our common stock based upon our judgment and market conditions. See Note (9) Stockholders’ Equity to our consolidated financial statements for further information.

Net cash (used in) provided by operating activities totaled ($11.1) million, ($5.3) million and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The changes in net cash (used in) provided by operating activities for each of the years ended December 31, 2013, 2012 and 2011 is the result of recording a net loss of $10.9 million, $15.0 million and $23.4 million, respectively, adjusted for: (i) the impact of non-cash charges, particularly relating to depreciation, amortization, stock-based compensation, provision for returns and doubtful accounts and deferred income taxes; and (ii) adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, prepaid expenses, inventory, accounts payable, accrued expenses and deferred revenues. During 2013 we received $6.0 million related to our agreement with Violin Memory which was recorded as long-term deferred revenue as of December 31, 2013, which was more than offset by cash payments of $1.7 million and $5.0 million related to the settlement of the shareholder litigation and final DPA payment which were incurred in prior years.

Net cash provided by (used in) investing activities totaled $2.6 million, $7.2 million and ($5.4) million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in investing activities for each year are the sales and purchases of our marketable securities, which include the sales, maturities and reinvestment of our marketable securities. The net cash provided by (used in) investing activities from the net sales of securities was $2.5 million, $11.1 million and ($2.0) million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts will fluctuate from year to year depending on the maturity dates of our marketable securities. The cash used to purchase property and equipment was $1.5 million, $2.5 million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. The cash used in the capitalization of software development costs was $1.0 million, $0.5 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Proceeds from the sale of our interest in Blue Whale was $3.0 million for the year ended December 31, 2103. The cash used in restricted cash was $0.8 million for the year ended December 31, 2012. We continually evaluate potential software license purchases and acquisitions, and we may continue to make such investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such license purchases or acquisitions.

Net cash provided by financing activities totaled $9.4 million, $0.7 million and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The primary cash inflow from financing activities for 2013 related to the $8.7 million of proceeds from the issuance of the Series A redeemable convertible preferred stock, net of issuance costs. Additionally, cash inflows from financing activities represent proceeds received from the exercise of stock options.

We currently do not have any debt and our only significant commitments are related to our employment agreement with Gary Quinn, our President and Chief Executive Officer, our office leases, and the potential redemption of the Series A redeemable convertible preferred stock as discussed above.

During 2013, we signed a new operating lease covering its corporate office facility that expires in April 2021. We also have several operating leases related to offices in both the United States and foreign countries. The expiration dates for these leases range from 2014 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2013:

2014	$2,595,765
2015	1,793,759
2016	1,520,711
2017	1,465,118
2018	1,459,190
Thereafter	3,577,335
$12,411,878

In addition, as of December 31, 2013, our liability for uncertain tax positions totaled $0.3 million.  Due to the uncertainty relating to the timing of future payments, such amounts are not presented in the above schedule.

We believe that our current balance of cash, cash equivalents, restricted cash and marketable securities, and our expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Part I, Item 1A - Risk Factors.

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, goodwill and other intangible assets, software development costs, fair value measurements and litigation.

Revenue Recognition. As discussed further in Note (1) Summary of Significant Accounting Policies, to our consolidated financial statements, we recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition. Product revenue is recognized only when pervasive evidence of an arrangement exists and the fee is fixed and determinable, among other criteria. An arrangement is evidenced by a signed customer contract, a customer purchase order, and/or a royalty report summarizing software licenses sold for each software license resold by an OEM, distributor, or reseller to an end user. Product fees are fixed and determinable as our standard payment terms range from 30 to 90 days, depending on regional billing practices. Although we may provide extended or flexible payment terms to our customers in the future; we have not provided any of our customers with extended payment terms during 2013. When a customer purchases our integrated solutions and/or licenses software together with the purchase of maintenance, we allocate a portion of the fee to maintenance based upon VSOE of the fair value  of the contractual optional maintenance renewal rate. If professional services are included in our multi-element software arrangements, we allocate a portion of the fee to these services based on its VSOE of fair value which is established using rates charged when sold on a stand-alone basis. If VSOE does not exist for all undelivered elements of an arrangement, we recognize total revenue from the arrangement ratably over the term of the maintenance agreement.

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

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. We recorded a benefit of $0.3 million and expenses of approximately $0.4 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included within our consolidated statement of operations in each respective year. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

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

We account for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return, should be recorded in the financial statements. Pursuant to the authoritative guidance, we may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position or under statute expirations. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, the authoritative guidance addresses de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures.

Accounting for Share-Based Payments. As discussed further in Note (10) Share-Based Payment Arrangements, to our consolidated financial statements, we account for share-based awards in accordance with the authoritative guidance issued by the FASB on stock compensation.

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2013, 2012 and 2011 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

As of each of December 31, 2013 and 2012, we had $4.2 million of goodwill. As of each of December 31, 2013 and 2012, we had $0.2 million (net of accumulated amortization), of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. We amortize identifiable intangible assets over their estimated useful lives. We evaluate the recoverability of goodwill using a two-step process based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess. We evaluate the recoverability of other identifiable intangible assets whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Such events include significant adverse changes in business climate, several periods of operating or cash flow losses, forecasted continuing losses or a current expectation that an asset or asset a group will be disposed of before the end of its useful life. As of December 31, 2013 and 2012, we did not record any impairment charges on either our goodwill or other identifiable intangible assets.

Software Development Costs. As discussed further in Note (1) Summary of Significant Accounting Policies, to our consolidated financial statements, we account for software development costs in accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased or marketed.

As of December 31, 2013 and 2012, we had $1.8 million and $1.2 million, respectively, of software development costs, net of amortization. The authoritative guidance requires that the costs associated with the development of new software products and enhancements to existing software products be expensed as incurred until technological feasibility of the product has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenues from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenues related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenues could impact the recovery of our capitalized software development costs. We amortize software development costs using the straight-line method.

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our derivative instruments classified as Level 3 are valued using a Black-Scholes pricing model and adjusted for probability assumptions. Most inputs to the Black-Scholes model are observable while the probability and volatility assumptions are unobservable. The Company’s embedded derivatives were classified as Level 3 as of December 31, 2013. There were no instruments classified as Level 3 as of December 31, 2012.

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

Litigation. As discussed further in Note (14) Litigation, to our consolidated financial statements, in accordance with the authoritative guidance issued by the FASB on contingencies, the Company accrues anticipated costs of settlement, damages and losses for claims to the extent specific losses are probable and estimable. The Company records a receivable for insurance recoveries when such amounts are probable and collectable.  In such cases, there may be an exposure to loss in excess of any amounts accrued.  If, at the time of evaluation, the loss contingency related to a litigation  is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable and, the Company will expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, the Company will accrue the minimum amount of the range.

Impact of Recently Issued Accounting Pronouncements

See Item 8 of Part II, Consolidated Financial Statements – Note (1) Summary of Significant Accounting Policies – New Accounting Pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $28.1 million as of December 31, 2013. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates prior to their maturity. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 70% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at December 31, 2013.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the years ended December 31, 2013, 2012 and 2011, approximately 62%, 60% and 56%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro, and the Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at December 31, 2013, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.2 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have audited the accompanying consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FalconStor Software, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FalconStor Software, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2014, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Melville, New York,
March 13, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have audited FalconStor Software, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FalconStor Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FalconStor Software, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 13, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Melville, New York
March 13, 2014

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$19,288,340	$18,651,468
Restricted cash	750,000	750,000
Marketable securities	8,073,108	10,530,942
Accounts receivable, net of allowances of $276,302 and $940,101, respectively	11,150,323	14,130,302
Prepaid expenses and other current assets	1,636,891	2,796,665
Inventory	919,390	642,819
Deferred tax assets, net	358,092	464,031
Total current assets	42,176,144	47,966,227

Property and equipment, net of accumulated depreciation of $16,022,230 and $16,131,570, respectively	3,317,344	3,980,679
Deferred tax assets, net	49,651	86,465
Software development costs, net	1,796,075	1,161,822
Other assets	1,549,255	2,185,148
Goodwill	4,150,339	4,150,339
Other intangible assets, net	179,596	174,426
Total assets	$53,218,404	$59,705,106
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,024,180	$2,801,372
Accrued expenses	8,658,863	16,720,582
Deferred tax liabilities, net	18,005	—
Deferred revenue, net	18,148,268	17,831,653
Total current liabilities	27,849,316	37,353,607
Other long-term liabilities	617,300	2,618,818
Deferred tax liabilities, net	193,705	167,875
Deferred revenue, net	11,602,177	6,311,865
Total liabilities	40,262,498	46,452,165
Commitments and contingencies
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $9,000,000	6,737,578	—
Stockholders' equity:
Common stock - $.001 par value, 100,000,000 shares authorized, 56,036,972 and 55,615,972 shares issued, respectively and 48,031,737 and 47,610,737 shares outstanding, respectively	56,037	55,616
Additional paid-in capital	166,683,726	162,673,833
Accumulated deficit	(111,842,709)	(100,910,119)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,762,387)	(1,650,050)
Total stockholders' equity	6,218,328	13,252,941
Total liabilities and stockholders' equity	$53,218,404	$59,705,106

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
Revenues:
Product revenues	$27,338,557	$41,358,621	$49,470,139
Support and services revenues	31,297,947	34,052,348	33,400,463
Total revenues	58,636,504	75,410,969	82,870,602
Cost of revenues:
Product	4,155,413	8,215,152	8,386,864
Support and service	11,000,401	12,446,921	13,130,045
Total cost of revenues	15,155,814	20,662,073	21,516,909
Gross profit	$43,480,690	$54,748,896	$61,353,693
Operating expenses
Research and development costs	15,613,543	18,950,084	21,508,712
Selling and marketing	25,222,954	35,694,899	39,288,694
General and administrative	12,265,038	13,334,475	11,696,512
Investigation, litigation, and settlement related costs (benefits)	373,619	(326,408)	10,257,388
Restructuring costs	3,606,020	770,749	822,320
Total operating expenses	57,081,174	68,423,799	83,573,626
Operating loss	(13,600,484)	(13,674,903)	(22,219,933)
Interest and other income (loss), net	1,094,126	(523,011)	59,982
Loss before income taxes	(12,506,358)	(14,197,914)	(22,159,951)
(Benefit)/Provision for income taxes	(1,573,768)	786,407	1,208,332
Net loss	$(10,932,590)	$(14,984,321)	$(23,368,283)
Less: Accrual of preferred stock dividends	216,379	—	—
Less: Accretion to redemption value of Series A preferred stock	127,504	—	—
Net loss attributable to common stockholders	$(11,276,473)	$(14,984,321)	$(23,368,283)
Basic net loss per share attributable to common stockholders	$(0.24)	$(0.32)	$(0.50)
Diluted net loss per share attributable to common stockholders	$(0.24)	$(0.32)	$(0.50)
Weighted average basic shares outstanding	47,979,467	47,408,995	46,648,928
Weighted average diluted shares outstanding	47,979,467	47,408,995	46,648,928

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2013	2012	2011
Net loss	$(10,932,590)	$(14,984,321)	$(23,368,283)
Other comprehensive income (loss), net of taxes/benefits:
Foreign currency translation	(92,767)	(152,075)	(279,898)
Net unrealized (loss) gain on marketable securities	(2,800)	90,000	20,201
Net minimum pension liability	(16,770)	129,445	67,891
Total other comprehensive (loss) income, net of taxes/benefits:	(112,337)	67,370	(191,806)
Total comprehensive loss	$(11,044,927)	$(14,916,951)	$(23,560,089)
Less: Accrual of preferred stock dividends	216,379	—	—
Less: Accretion to redemption value of Series A preferred stock	127,504	—	—
Total comprehensive loss attributable to common stockholders	$(11,388,810)	$(14,916,951)	$(23,560,089)

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31,
	2013	2012	2011
Common stock, beginning of year	$55,616	$54,931	$54,147
Exercise of stock awards	421	685	784
Common stock, end of year	56,037	55,616	54,931

Additional paid-in capital, beginning of year	162,673,833	157,321,564	150,884,184
Exercise of stock awards	697,081	737,500	919,322
Beneficial conversion feature	1,951,266	—	—
Accretion of Series A redeemable convertible preferred stock	(127,504)	—	—
Dividends on Series A redeemable convertible preferred stock	(216,379)	—	—
Share-based compensation to non-employees	37,379	27,487	24,369
Share-based compensation to employees	1,668,050	4,587,282	5,493,689
Additional paid-in capital, end of year	166,683,726	162,673,833	157,321,564

Accumulated deficit, beginning of year	(100,910,119)	(85,925,798)	(62,557,515)
Net loss	(10,932,590)	(14,984,321)	(23,368,283)
Accumulated deficit, end of year	(111,842,709)	(100,910,119)	(85,925,798)

Treasury stock, beginning and end of year	(46,916,339)	(46,916,339)	(46,916,339)

Accumulated other comprehensive loss, net beginning of year	(1,650,050)	(1,717,420)	(1,525,614)
Other comprehensive (loss) income, net	(112,337)	67,370	(191,806)
Accumulated other comprehensive loss, net end of year	(1,762,387)	(1,650,050)	(1,717,420)

Total stockholders' equity	$6,218,328	$13,252,941	$22,816,938

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(10,932,590)	$(14,984,321)	$(23,368,283)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,660,826	3,314,360	4,107,761
Share-based payment compensation	1,668,050	4,587,282	5,493,689
Non-cash professional services expenses	37,379	27,487	24,369
Restructuring costs	3,606,020	770,749	822,320
Payment of restructuring costs	(2,300,005)	(770,271)	(702,276)
Realized gain on marketable securities	(826)	(905)	—
Impairment of cost method investments	—	10,725	41,780
Gain on sale of cost method investment	(2,096,364)	—	—
Provision for returns and doubtful accounts	(294,074)	357,301	120,992
Deferred income tax provision	110,203	(83,350)	(160,434)
Changes in operating assets and liabilities:
Accounts receivable	3,327,614	4,849,209	3,830,769
Prepaid expenses and other current assets	1,129,742	(889,278)	(333,732)
Inventory	(276,571)	1,126,188	(359,348)
Other assets	(95,052)	31,837	48,135
Accounts payable	(1,809,000)	(101,784)	1,446,111
Accrued expenses and other long-term liabilities	(11,758,230)	(660,906)	8,550,746
Deferred revenue	5,887,953	(2,852,793)	3,576,167
Net cash (used in) provided by operating activities	(11,134,925)	(5,268,470)	3,138,766
Cash flows from investing activities:
Sales of marketable securities	33,982,164	32,332,954	22,098,206
Purchases of marketable securities	(31,527,129)	(21,267,582)	(24,101,138)
Proceeds from sale of cost method investment	3,000,000	—	—
Transfer to restricted cash	—	(750,000)	—
Purchases of property and equipment	(1,536,167)	(2,487,128)	(2,220,380)
Capitalized software development costs	(973,842)	(461,555)	(1,001,025)
Security deposits	(244,814)	(29,746)	(48,238)
Purchase of intangible assets	(128,122)	(101,642)	(127,890)
Net cash provided by (used in) investing activities	2,572,090	7,235,301	(5,400,465)
Cash flows from financing activities:
Proceeds from exercise of stock options	697,500	738,184	920,106
Proceeds from issuance of Series A preferred stock, net of issuance costs	8,731,677	—	—
Net cash provided by financing activities	9,429,177	738,184	920,106
Effect of exchange rate changes on cash and cash equivalents	(229,470)	(311,241)	(243,268)
Net increase (decrease) in cash and cash equivalents	636,872	2,393,774	(1,584,861)
Cash and cash equivalents, beginning of period	18,651,468	16,257,694	17,842,555
Cash and cash equivalents, end of period	$19,288,340	$18,651,468	$16,257,694

Supplemental Disclosures:
Cash paid/(refund received) for income taxes, net	$95,593	$688,167	$1,221,294
Non-cash financing activities:
Undistributed preferred stock dividends	$216,379	$—	$—

The Company did not pay any interest for the three years ended December 31, 2013.

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2013

(1)  Summary of Significant Accounting Policies

(a)	The Company and Nature of Operations

FalconStor Software, Inc., a Delaware Corporation (the "Company"), develops, manufactures and sells data migration, business continuity, disaster recovery, optimized backup and de-duplication solutions and provides the related maintenance, implementation and engineering services.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Reclassifications

Certain prior year’s amounts have been reclassified to conform to the current year presentation. Certain costs previously recorded within “selling and marketing” are now presented within “research and development costs” to better align these costs with functions performed.

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

(e)	Cash Equivalents, Restricted Cash and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of December 31, 2013 the Company’s cash equivalents consisted of money market funds and commercial paper. As of December 31, 2012, the Company’s cash equivalents consisted of money market funds.  At December 31, 2013 and 2012, the fair value of the Company’s cash equivalents amounted to approximately $8.5 million and $4.3 million, respectively.

As of December 31, 2013 and December 31, 2012, the Company had $0.8 million of restricted cash. The restricted cash serves as collateral related to deposit service indebtedness with the Company’s commercial bank. As of December 31, 2013 and 2012, the Company did not have any deposit service indebtedness with the Company’s bank.

As of December 31, 2013 and 2012, the Company’s marketable securities consisted of corporate bonds and government securities. As of December 31, 2013 and 2012, the fair value of the Company’s marketable securities was approximately $8.1 million and $10.5 million, respectively. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded within interest and other income (loss), net in the consolidated statement of operations. See Note (3) Marketable Securities for additional information.

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

As of December 31, 2013 and 2012, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated carrying value due to the short maturity of these instruments. See Note (4) Fair Value Measurements for additional information.

(g)	Derivative Financial Instruments

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

In accordance with the authoritative guidance issued by the FASB on revenue recognition, the Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, the fee is fixed and determinable, the product is delivered, and collection of the resulting receivable is deemed probable. Products delivered to a customer on a trial basis are not recognized as revenue until a permanent key code is delivered to the customer. Reseller customers typically send the Company a purchase order when they have an end user identified. Distributor customers typically send the Company a purchase order when they have a reseller and end user identified. For bundled arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of product revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon vendor-specific objective evidence (“VSOE”) of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as product revenue. If VSOE does not exist for all undelivered elements of an arrangement, the Company recognizes total revenue from the arrangement ratably over the term of the maintenance agreement. The Company's long-term portion of deferred revenue consists of (i) payments received for maintenance contracts with terms in excess of one year as of the balance sheet date, (ii) payments received for product sales bundled with multiple years of maintenance but for which VSOE did not exist for all undelivered elements of the arrangement, and (iii) payments received in connection with the Company's joint development agreement in 2013 which the Company does not anticipate recognizing into revenue within the next twelve months. The Company provides an allowance for product returns as a reduction of revenue, based upon historical experience and known or expected trends.

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

The Company’s annual impairment assessment is performed during the fourth quarter of each year, and the Company has determined there to be no impairment for any of the periods presented. Based on the Company’s analysis, the fair value of its reporting unit substantially exceeds the carrying value of its goodwill balances as of December 31, 2013 and 2012. Identifiable intangible assets include (i) assets acquired through business combinations, which include customer contracts and intellectual property, and (ii) patents amortized over three years using the straight-line method.

For the years ended December 31, 2013, 2012 and 2011, amortization expense was $122,951, $118,789 and $323,540, respectively. The gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,256,709	$3,128,588
Accumulated amortization	(3,077,113)	(2,954,162)
Net carrying amount	$179,596	$174,426

As of December 31, 2013, amortization expense for existing identifiable intangible assets is expected to be $97,933, $58,797 and $22,866 for the years ended December 31, 2014, 2015 and 2016, respectively.  Such assets will be fully amortized at December 31, 2016.

(k)	Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products. During the years ended December 31, 2013, 2012 and 2011, the Company recorded $339,589, $301,263 and $140,326, respectively, of amortization expense related to capitalized software costs. The gross carrying amount and accumulated amortization of software development costs as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
Software development costs:
Gross carrying amount	2,718,900	1,745,058
Accumulated amortization	(922,825)	(583,236)
Software development costs, net	1,796,075	1,161,822

As of December 31, 2013, amortization expense for software development costs is expected to be $487,284, $487,284, $409,595, $228,481 and $183,431 for the years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.  Such assets will be fully amortized at December 31, 2018.

(l)	Income Taxes

The Company records income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In determining the period in which related tax benefits are realized for financial reporting purposes, excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted.

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return, should be recorded in the financial statements. Pursuant to the authoritative guidance, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position or expiration of statutes. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, the authoritative guidance addresses de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures. The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its consolidated statement of operations. See Note (6) Income Taxes for additional information.

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

The Company accounts for share-based payments in accordance with the authoritative guidance issued by the FASB on share-based compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of estimated forfeitures. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. All share-based awards are expected to be fulfilled with new shares of common stock. See Note (10) Share-Based Payment Arrangements for additional information.

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

During the years ended December 31, 2013, 2012 and 2011, foreign currency transactional losses totaled approximately $1,073,000, $653,000 and $78,000, respectively.

(p)	Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards, restricted stock unit awards and Series A redeemable convertible preferred stock outstanding. Due to the net loss for the years ended December 31, 2013, 2012 and 2011, all common stock equivalents, totaling 16,931,548, 11,532,032 and 14,982,611, respectively, were excluded from diluted net loss per share because they were anti-dilutive. The common stock equivalents consist of 8,150,032 of outstanding stock options and restricted stock awards and 8,781,516 related to outstanding Series A redeemable convertible preferred stock for the year ended December 31, 2013 and 11,532,032 and 14,982,611 of outstanding stock option and restricted stock awards for the years ended December 31, 2012 and December 31, 2011, respectively.

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net Loss	$(10,932,590)	$(14,984,321)	$(23,368,283)
Effects of redeemable convertible preferred stock:
Less: Preferred stock dividends	216,379	—	—
Less: accretion to redemption value of series A preferred stock	127,504	—	—
Net loss attributable to common stockholders	$(11,276,473)	$(14,984,321)	$(23,368,283)

Denominator:
Basic Shares outstanding	47,979,467	47,408,995	46,648,928
Effect of dilutive securities:
Stock options and restricted stock	—	—	—
Preferred stock	—	—	—
Diluted shares outstanding	47,979,467	47,408,995	46,648,928

EPS:
Basic net loss per share attributable to common stockholders	$(0.24)	$(0.32)	$(0.50)

Diluted net loss per share attributable to common stockholders	$(0.24)	$(0.32)	$(0.50)

(q)	Investments

During December 2013, the Company sold its interest in Tianjin Zhongke Blue Whale Information Technologies Co., Ltd. (“Blue Whale”), a Chinese joint venture, for $3.0 million. The Company recorded a gain of $2,096,364 within "interest and other income (loss), net" in the accompanying consolidated statements of operations. As of December 31, 2013 the Company did not have any other cost-method investments.

As of December 31, 2012, the Company maintained certain cost-method investments totaling approximately $0.9 million, which are included within “other assets” in the accompanying consolidated balance sheets. During 2012 and 2011 the Company recognized impairment charges of approximately $11,000 and $42,000, respectively, related to certain of its cost-method investments as a result of other-than-temporary declines in market value related to certain of these investments. These charges are included within “interest and other income (loss), net” in the accompanying consolidated statements of operations.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires companies to present information about reclassification adjustments from accumulated other comprehensive income in their financial statements or footnotes. The adoption of this new accounting guidance in the first quarter of 2013 did not have a material impact on our consolidated financial position, results of operations or cash flows. See Note (7) Accumulated Other Comprehensive Loss for the related disclosure.

(2)  Property and Equipment

Property and equipment consist of the following:

	December 31, 2013	December 31, 2012
Computer hardware and software	$16,427,412	$16,626,381
Furniture and equipment	808,252	893,918
Leasehold improvements	2,090,902	2,578,942
Automobile	13,008	13,008
	19,339,574	20,112,249
Less accumulated depreciation	(16,022,230)	(16,131,570)
	$3,317,344	$3,980,679

 During the years ended December 31, 2013 and 2012, the Company wrote off approximately $2,198,795 and $4,626,989, respectively, of fully depreciated assets and related accumulated depreciation, for book purposes only. Depreciation expense was $2,198,286, $2,894,308 and $3,643,895 in 2013, 2012 and 2011, respectively.

(3)  Marketable Securities

The Company’s marketable securities consist of available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Unrealized gains and losses are computed on the specific identification method. Realized gains, realized losses and declines in value judged to be other-than-temporary, are included in interest and other income (loss), net. The cost of available-for-sale securities sold is based on the specific identification method and interest earned is included in interest and other income.

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2013, were as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Gains
Government securities	$6,252,339	$6,249,483	$2,856
Corporate debt securities	1,820,769	1,820,215	554
	$8,073,108	$8,069,698	$3,410

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2012, were as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Gains
Government securities	$8,328,392	$8,324,372	$4,020
Corporate debt securities	2,202,550	2,200,360	2,190
	$10,530,942	$10,524,732	$6,210

The cost and fair values of available-for-sale securities by contractual maturity as of December 31, 2013, were as follows:

	Fair Value	Cost
Due within one year	$7,161,703	$7,157,746
Due after one year	911,405	911,952
	$8,073,108	$8,069,698

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

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds and commercial paper, which at December 31, 2013 and 2012 totaled $8.5 million and $4.3 million, respectively, which are included within “cash and cash equivalents” in the consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes government securities and corporate debt securities, which at December 31, 2013 and 2012 totaled $8.1 million and $10.5 million, respectively, which are included within “marketable securities” in the consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes derivatives, which at December 31, 2013 totaled $0.2 million and are included in "other long-term liabilities" in the consolidated balance sheets with the change in fair value from for the period included in "interest and other income (loss), net" in the consolidated statement of operations. There were no Level 3 derivatives at December 31, 2012. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of December 31, 2013 or 2012.

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

The fair value of the Company’s derivatives were valued using the Black-Scholes pricing model adjusted for probability assumptions, with all significant inputs, except for the probability and volatility assumptions, derived from or corroborated by observable market data such as stock price and interest rates. The probability and volatility assumptions are both significant to the fair value measurement and unobservable. These derivatives are included in Level 3 of the fair value hierarchy. The Company’s valuation methodology for auction rate securities utilized a discounted cash flow analysis. During 2012, all auction rate notes were called by the issuer at par value.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$8,486,633	$8,486,633	$—	$—
Total cash equivalents	8,486,633	8,486,633	—	—
Marketable securities:
Corporate debt and government securities	8,073,108	—	8,073,108	—
Total marketable securities	8,073,108	—	8,073,108	—
Derivative liabilities:
Derivative Instruments	159,134	—	—	159,134
Total derivative liabilities	159,134	—	—	159,134

Total assets and liabilities measured at fair value	$16,718,875	$8,486,633	$8,073,108	$159,134

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2012:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$4,285,309	$4,285,309	$—	$—
Total cash equivalents	4,285,309	4,285,309	—	—
Marketable securities:
Corporate debt and government securities	10,530,942	—	10,530,942	—
Total marketable securities	10,530,942	—	10,530,942	—

Total assets measured at fair value	$14,816,251	$4,285,309	$10,530,942	$—

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of each of the years ended December 31, 2013 and 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2013	December 31, 2012
Beginning Balance	$—	$611,082
Total unrealized gains in accumulated other comprehensive loss	—	88,918
Securities called by issuer	—	(700,000)
Issuance of Derivative Instruments	170,337	—
Total gains recognized in earnings	(11,203)	—
Ending Balance	$159,134	$—

(5)  Accrued Expenses

Accrued expenses are comprised of the following:

	December 31, 2013	December 31, 2012
Accrued compensation	$2,476,854	$4,052,253
Accrued consulting and professional fees	1,138,165	1,462,399
Accrued marketing and promotion	91,045	182,412
Other accrued expenses	705,083	1,270,598
Accrued income taxes	300,627	295,115
Accrued other taxes	993,096	1,172,007
Accrued hardware purchases	1,100,051	1,221,930
Accrued and deferred rent	—	76,069
Accrued restructuring costs	1,280,628	478
Accrued investigation, litigation, and settlement costs	356,935	6,987,321
Accrued preferred stock dividends	216,379	—
	$8,658,863	$16,720,582

(6)  Income Taxes

Information pertaining to the Company’s loss before income taxes and the applicable provision for income taxes is as follows:

	December 31,
	2013	2012	2011
Loss before income taxes:
Domestic loss	$(13,466,322)	$(15,356,162)	$(24,181,349)
Foreign income	959,964	1,158,248	2,021,398
Total loss before income taxes:	(12,506,358)	(14,197,914)	(22,159,951)
(Benefit)/provision for income taxes:
Current:
Federal	$(1,823,192)	$105,198	$94,974
State and local	(209,079)	18,747	11,453
Foreign	348,300	745,812	1,262,339
	(1,683,971)	869,757	1,368,766
Deferred:
Federal	$14,875	$14,876	$14,876
State and local	981	981	981
Foreign	94,347	(99,207)	(176,291)
	110,203	(83,350)	(160,434)
Total (benefit)/provision for income taxes:	$(1,573,768)	$786,407	$1,208,332

During 2013, the Company recorded a tax benefit of $1,573,768 related to the reversal of unrecognized tax benefits of $2,332,270 due to the expiration of applicable statutes of limitations partly offset by state and local and foreign taxes, withholding taxes on the gain on the sale of our cost-method investment and interest related to federal uncertain tax positions.

During 2012 and 2011, the Company recorded tax provisions of $786,407 and $1,208,332, respectively, related to state and local and foreign taxes. In computing the tax provision, expenses related to certain legal matters were determined to be non-deductible for US income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred Tax Assets:
Allowance for receivables	$103,085	$350,738
Deferred revenue	2,344,449	3,104,017
Share-based compensation	4,032,431	6,236,175
Accrued expenses and other liabilities	559,495	669,844
Domestic net operating loss carryforwards	22,553,301	16,526,224
Foreign net operating loss carryforwards	49,651	405,818
Tax credit carryforwards	581,046	654,966
AMT tax credit carryforwards	484,920	485,817
Capital loss carryforwards	79,140	80,055
Fixed assets	736,436	957,107
Intangibles	2,643,806	3,195,185
Sub-total	34,167,760	32,665,946
Valuation allowance	(33,870,014)	(32,186,965)
Total Deferred Tax Assets	$297,746	$478,981
Deferred Tax Liabilities:
Foreign withholding taxes	(101,713)	(96,360)
Total Deferred Tax Liabilities	$(101,713)	$(96,360)
Net Deferred Tax Assets	$196,033	$382,621

During the year ended December 31, 2013 and 2012, the Company’s conclusion did not change with respect to its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its net domestic deferred tax assets for the full year 2013 or 2012. The reversal of the valuation allowance on deferred tax assets at December 31, 2013, would reduce income tax expense. As of December 31, 2013, the Company had federal net operating loss carryforwards of approximately $61,609,001 which are set to expire beginning in 2030 through 2033, if not utilized.

As of December 31, 2013, the Company had approximately $1,065,966 of various tax credit carryforwards, of which, approximately $574,997 related to research and development tax credit carryforwards. The research and development tax credits may be carried forward 20 years for federal tax purposes and are set to expire at various dates beginning in 2020 through 2029, if not utilized. The Company has recorded a full valuation allowance against all such carryforwards as of December 31, 2013.

The Company has not provided for the United States income or the foreign withholding taxes on the undistributed earnings of its subsidiaries operating outside of the United States, with the exception of China.  It is the Company’s intention to reinvest those earnings permanently, and accordingly, it is not practicable to estimate the amount of tax that might be payable.

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	December 31,
	2013	2012	2011
Tax at Federal statutory rate	$(4,377,225)	$(4,969,270)	$(7,755,983)
Increase (reduction) in income taxes resulting from:
State and local taxes	8,948	(3,130)	(59)
Non-deductible expenses	25,295	50,070	(25,071)
Settlement costs	56,882	(553,700)	2,625,000
Net effect of foreign operations	552,855	259,592	530,630
Uncertain tax positions	(2,173,905)	140,625	118,351
Change in valuation allowance	4,333,382	5,862,220	5,715,464
	$(1,573,768)	$786,407	$1,208,332

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2013	2012
Balance at January 1,	$2,085,484	$2,081,912
Increases to tax positions taken in prior years	13,034	3,572
Decreases to tax positions taken in prior years	—	—
Increase for tax positions taken during the current year	66,139	—
Expiration of statutes of limitation	(1,947,420)	—
Balance at December 31,	$217,237	$2,085,484

At December 31, 2013, $284,112 including interest, if recognized, would reduce the Company’s annual effective tax rate. As of December 31, 2013, the Company had approximately $66,875 of accrued interest.  The Company does not expect any of its unrecognized tax benefits to reverse within the next 12 months.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2010 through 2013 tax years generally remain subject to examination by federal and most state tax authorities. In addition to the U.S., the Company’s major taxing jurisdictions include China, Taiwan, Japan, South Korea, France and Germany.

(7) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for December 31, 2013 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at January 1, 2013	$(1,601,138)	$6,210	$(55,122)	$(1,650,050)

Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(92,767)	(1,974)	(25,320)	(120,061)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(826)	8,550	7,724
Total other comprehensive (loss) income	(92,767)	(2,800)	(16,770)	(112,337)

Accumulated other comprehensive (loss) income at December 31, 2013	$(1,693,905)	$3,410	$(71,892)	$(1,762,387)

For the year ended December 31, 2013, the amounts reclassified to net loss related to the Company’s defined benefit plan and sale of marketable securities. These amounts are included within “Operating loss" within the condensed consolidated statement of operations.

(8) Redeemable Convertible Preferred Stock

As of January 1, 2013 the Company was authorized to issue two million shares of $0.001 par value preferred stock.

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

If on or after the first anniversary of the issuance of the redeemable convertible preferred stock, the volume weighted average price of common stock for each trading day of any 60 consecutive trading days exceeds 250% of the conversion price and exceeds 225% of the conversion price through the conversion date, and certain equity conditions are met such that shares of common stock issued upon conversion can be immediately saleable by the redeemable convertible preferred stockholders, the Company can convert the redeemable convertible preferred stock up to an amount equal to the greater of 25% of the daily trading volume for the 20 consecutive trading days immediately preceding the conversion date or the amount of an identified bona fide block trade at a price reasonably acceptable to the applicable redeemable convertible preferred stockholder, but which price is not less than the arithmetic average of the weighted average prices of the common stock for the five trading days immediately preceding such sale.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the redeemable convertible preferred stock in accordance with its obligations, the redeemable convertible preferred stockholders may require the Company to redeem all or some of the redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event.  On or after August 5, 2017, each redeemable convertible preferred stockholder can require the Company to redeem its redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If the Company does not have the funds necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, the Company's failure to redeem the redeemable convertible preferred stock would be considered a “Breach Event” under the agreements with the holders of the redeemable convertible preferred stock. If a Breach Event were to occur, then, under the agreements with the holders of our redeemable convertible preferred stock, the Company's Board of Directors would automatically be increased, with the holders of the redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A redeemable convertible preferred stock control of the Company. As of December 31, 2013, there were no triggering events that would allow the redeemable convertible preferred stockholders to require the Company to redeem any of the redeemable convertible preferred stock and the Company does not expect to incur any triggering events in fiscal 2014.

The Purchase Agreement provided that the Company must use commercially reasonable efforts to file a registration statement with the SEC within 90 days for the resale of all of the common stock issuable on the conversion of the Preferred Stock and as dividends.  On December 2, 2013 the registration statement was declared effective by the Securities and Exchange Commission. The Purchase Agreement also contains other representations, warranties and financial and non-financial covenants, customary for an issuance of Preferred Stock in a private placement of this nature.  The Company was in compliance with the non-financial covenants as of December 31, 2013. There were no financial covenants to comply with during 2013. The Company does not expect to incur any triggering events in fiscal 2014; however, if certain financial covenants are not met over the next twelve months, the Company would work on addressing any financial measures needed to remedy the failed covenants as well as work with the holders of the Series A redeemable convertible preferred stock on obtaining waivers as applicable.

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

The Company has classified the redeemable convertible preferred stock as temporary equity in the financial statements as it is subject to redemption at the option of the holder under certain circumstances.  As a result of the Company’s analysis of all the embedded conversion and put features within the preferred stock, the contingent redemption put options in the redeemable convertible preferred stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the redeemable convertible preferred stock and recorded as a liability.  These derivative instruments were determined, in the aggregate, to have a fair value of $170,337 at the time of issuance of the preferred stock and were recorded as a reduction to preferred stock.  This discount will be accreted to the redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument.  As of December 31, 2013 the fair value of these derivative instruments was $159,134. The change in fair value of these derivative instruments of $11,203 was included in “Interest and other income (loss), net” within the consolidated statement of operations.

A beneficial conversion feature (“BCF”) is recorded when the consideration allocated to a convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the commitment date. The Company’s common stock price on the date one day prior to the closing of the Preferred Stock Agreement (the commitment date) was $1.23 per share, which was $0.21 greater than the conversion price of the redeemable convertible preferred stock. As the closing stock price on the commitment date was greater than the conversion price, the Company recognized a BCF.  The Company allocated $1,951,266 to the BCF through an increase to additional paid-in capital and a corresponding decrease to the preferred stock. The resulting additional discount to the preferred stock is also being accreted to the redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument.

The Company included a deduction of $127,504 as an adjustment to net loss attributable to common stockholders on the statement of operations and in determining loss per share for the year ended December 31, 2013.  This amount represents the accretion of the transaction costs of $268,323, BCF of $1,951,266 and fair value allocated to the embedded derivatives of $170,337 for 2013.  The Company also included a deduction of $216,379 as an adjustment to net loss attributable to common shareholders on the statement of operations and in determining loss per share for the year ended December 31, 2013 for accrued dividends for the preferred stock. These dividends were paid on January 2, 2014.

(9)  Stockholders’ Equity

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

During the years ended December 31, 2013 and 2012, the Company did not repurchase any shares of its common stock. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339. As of December 31, 2013, the Company had the authorization to repurchase 5,994,765 shares of its common stock based upon its judgment and market conditions. The Company is required to get approval from the Series A redeemable convertible preferred stockholders prior to repurchasing its common stock.

(10)  Share-Based Payment Arrangements

The following table summarizes the plans under which the Company was able to grant equity compensation as of December 31, 2013:

Name of Plan	Shares Authorized	Shares Available for Grant	Shares Outstanding	Last Date for Grant of Shares
FalconStor Software, Inc., 2006 Incentive Stock Plan	13,455,546	4,191,329	6,603,865	May 17, 2016
FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	400,000	350,000	50,000	May 9, 2016

On July 1, 2013, the total shares available for issuance under the FalconStor Software, Inc., 2006 Incentive Stock Plan (the “2006 Plan”) totaled 1,169,323. Pursuant to the 2006 Plan, as amended, if, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2006 Plan is less than five percent (5)% of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5)% of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2013, the total number of outstanding shares of the Company’s common stock totaled 48,014,717. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan thus increased by 1,231,413 shares from 1,169,323 to 2,400,736 shares available for issuance as of  July 1, 2013.

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of December 31, 2013:

Name of Plan	Shares Available for Grant	Shares Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	—	1,140,667

2004 Outside Directors Stock Option Plan	—	145,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	—	160,000

FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan	—	50,500

All outstanding options granted under the Company’s equity plans have terms of ten years

A summary of the Company’s stock option activity for 2013 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding at December 31, 2012	11,360,842	$4.66	6.46	$497,695
Granted	2,034,500	$1.43
Exercised	(310,000)	$2.25
Forfeited	(5,178,050)	$4.13
Expired	(362,860)	$6.69
Options Outstanding at December 31, 2013	7,544,432	$4.16	6.28	$3,000
Options Exercisable at December 31, 2013	4,836,007	$5.41	4.87	$—
Options Expected to Vest after December 31, 2013 (1)	1,895,898	$1.93	8.80	$2,100
(1) Options expected to vest after December 31, 2013 reflect an estimated forfeiture rate

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the years ended December 31, 2013, 2012 and 2011 was $697,500, $738,184 and $920,106, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $121,819, $273,935 and $422,136, respectively.

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the consolidated statement of operations:

	Years ended December 31,
	2013	2012	2011
Cost of revenues - Product	$181	$262	$2,960
Cost of revenues - Support and Service	136,975	172,707	461,735
Research and development costs	363,296	727,826	1,302,129
Selling and marketing	397,967	1,677,469	2,023,370
General and administrative	807,010	2,036,505	1,727,864
	$1,705,429	$4,614,769	$5,518,058

The Company did not recognize any tax benefits related to share-based compensation expense during the years ended December 31, 2013, 2012 and 2011.

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

	Years ended December 31,
	2013	2012	2011
Directors, officers and employees	$257,843	$584,959	$1,358,107
Non-employee consultants	—	13,488	21,882
	$257,843	$598,447	$1,379,989

As of December 31, 2013, an aggregate of 3,426,068 shares of restricted stock had been issued, of which, 2,342,837 had vested and 477,631 had been forfeited. As of December 31, 2012, an aggregate of 2,876,068 shares of restricted stock had been issued, of which, 2,231,837 had vested and 473,041 had been forfeited. As of December 31, 2011, an aggregate of 2,821,054 shares of restricted stock had been issued, of which, 1,854,007 had vested and 446,990 had been forfeited.

As of December 31, 2013 and 2012, an aggregate of 90,412 restricted stock units had been issued, of which, 79,065 had vested and 11,347 had been forfeited. As of December 31, 2011, an aggregate of 90,412 restricted stock units had been issued, of which, 73,580 had vested and 11,000 had been forfeited.

A summary of the Company’s restricted stock activity for 2013 is as follows:

Number of Restricted Stock Awards

Non-Vested at December 31, 2012	171,190

Granted	550,000
Vested	(111,000)
Forfeited	(4,590)

Non-Vested at December 31, 2013	605,600

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the years ended December 31, 2013, 2012 and 2011 was $202,797, $1,119,103 and $1,941,382, respectively.

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

	Years ended December 31,
	2013	2012	2011
Non-qualified stock options	$37,379	$13,999	$2,487
Restricted stock awards	—	13,488	21,882
	$37,379	$27,487	$24,369

The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. The Company believes that this valuation technique and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of the Company’s share-based payments granted during the years ended December 31, 2013, 2012 and 2011. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of share-based payments granted during the years ended December 31, 2013, 2012 and 2011 was $0.84, $1.36 and $2.11, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of share-based payment grants in the respective periods are listed in the table below:

	Years ended December 31,
	2013	2012	2011
Expected dividend yield	0%	0%	0%
Expected volatility	61 - 64%	60 - 61%	56 - 61%
Risk-free interest rate	0.84 - 1.64%	0.7 - 1.2%	1.0 - 2.5%
Expected term (years)	5.5	5.5	5.5
Discount for post-vesting restrictions	N/A	N/A	N/A

Options granted to officers, employees and directors during fiscal 2013, 2012, and 2011 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period generally of three years. Based on each respective group’s historical vesting experience and expected trends, the estimated forfeiture rate for officers, employees, and directors, as adjusted, for fiscal 2013 was 30%, 30% and 0%, respectively. For both fiscal years 2012 and 2011, the estimated forfeiture rate for officers, employees, and directors, as adjusted, was 11%, 24% and 0%, respectively. The impact of the change in the forfeiture rates from 2012 to 2013 was a reduction to share-based compensation expense of $84,008.

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

As of December 31, 2013, there was approximately $2,148,113 total unrecognized compensation cost related to the Company’s unvested stock options, restricted stock and restricted stock unit awards granted under the Company’s stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.88 years.

As of December 31, 2013, the Company had 12,691,361 shares of common stock reserved for issuance upon the exercise of stock options, restricted stock and restricted stock units.

(11)  Inventories

Inventories consist of component materials and finished systems. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. Component material consists of certain key replacement parts for the finished systems. Inventories are as follows:

	December 31, 2013	December 31, 2012
Component materials	$10,073	$18,989
Finished systems	909,317	623,830
Total Inventory	$919,390	$642,819

As of December 31, 2013 and 2012, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

(12)  Commitments and Contingencies

During 2013, the Company signed a new operating lease covering its corporate office facility that expires in April 2021. The Company also has several operating leases related to offices in both the United States and foreign countries. The expiration dates for these leases range from 2014 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2013:

2014	$2,595,765
2015	1,793,759
2016	1,520,711
2017	1,465,118
2018	1,459,190
Thereafter	3,577,335
$12,411,878

These leases require the Company to pay its proportionate share of real estate taxes and other common charges.  Total rent expense for operating leases was $3,317,114, $3,229,294 and $3,054,817 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. To date, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on guarantees. As of December 31, 2013 and 2012, there were no claims outstanding under such indemnification provisions.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the redeemable convertible preferred stock in accordance with its obligations, the redeemable convertible preferred stockholders may require the Company to redeem all or some of the redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each redeemable convertible preferred stockholder can require the Company to redeem its redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of December 31, 2013, there were no triggering events that would allow the redeemable convertible preferred stockholders to require the Company to redeem any of the redeemable convertible preferred stock and the Company does not expect to incur any triggering events in fiscal 2014. However, if certain financial covenants are not met over the next twelve months, the Company would work on addressing any financial measures needed to remedy the failed covenants as well as work with the holders of the Series A redeemable convertible preferred stock on obtaining waivers as applicable.

On July 23, 2013, the Company entered into an Employment Agreement (“Quinn Employment Agreement”) with Gary Quinn. Pursuant to the Quinn Employment Agreement, the Company agreed to employ Mr. Quinn as President and Chief Executive Officer of the Company effective July 23, 2013 through July 22, 2015, at an annual salary of $400,000 per annum. The Quinn Employment Agreement also provides for the grant of 500,000 restricted shares which will vest over a two year period at 50% and 50% annually. The 500,000 restricted shares were granted to Mr. Quinn by the Company’s Compensation Committee on August 5, 2013.

In July, 2013, the Company signed a joint development agreement with Violin Memory under which Violin will pay the Company $12.0 million for licenses to certain of the Company's software and for further development of that software. The first two milestones under the contract were met during 2013 and as a result the Company received $6.0 million under that agreement during the 2013 and the Company has recorded this amount as long term deferred revenue as of December 31, 2013. Receipt of the final $6.0 million is broken into several payments and is contingent upon the Company's successful development of future versions of the software within a designated time period, which is expected to be completed during 2014. If the Company is unable to develop the software, the Company will not receive the additional payments. In addition, certain provisions of the joint development agreement could require the Company to return some or all of the money that the Company has already received.

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis (the “2013 Plan”). In connection with the 2013 Plan the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. The total amount incurred under the 2013 Plan, during the year, was $3.6 million of which $2.3 million was paid as of December 31, 2013. Actions under the 2013 Plan were substantially completed as of December 31, 2013; however, this is an ongoing initiative and the Company expects to incur additional restructuring costs in the first half of 2014.

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

(13)  Derivative Financial Instruments

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

As of December 31, 2013, 2012 and 2011, the Company had no foreign currency forward contracts outstanding. The Company did not utilize foreign currency forward contracts during the years ended December 31, 2013, 2012 and 2011.

As a result of the Company’s analysis of all the embedded conversion and put features within its Series A redeemable convertible preferred stock, the contingent redemption put options in the redeemable convertible preferred stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the redeemable convertible preferred stock and recorded as a liability.  These derivative instruments were determined, in the aggregate, to have a fair value of $170,337 at the time of issuance of the preferred stock and were recorded as a reduction to preferred stock.  As of December 31, 2013 the fair value of these derivative instruments was $159,134. The change in fair value of these derivative instruments of $11,203 was included in “Interest and other income (loss), net” within the consolidated statement of operations.

(14)  Litigation

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

The Company entered into a Deferred Prosecution Agreement (DPA) with the USAO.  Under the DPA, the USAO agreed that it would defer prosecution of the Company in connection with the matter, and ultimately not prosecute the Company if the Company satisfies its obligations during the 18 month term of the DPA.  That term expired on December 27, 2013. On January 31, 2014, the complaint filed by the USAO against the Company was dismissed with prejudice. The DPA acknowledged the remedial actions taken by the Company in response to its discovery of the improper payments and did not require the Company to make any additional control or compliance changes.  Under the DPA, the Company forfeited $2.9 million over eighteen months.

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

The Company has no further obligations, for payment or otherwise, under its agreements with the USAO and with the SEC.

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

In January, 2013, the parties to the Class Action reached an agreement in principle to settle the Class Action. In the fourth quarter of 2013, following preliminary approval of the settlement by the district court, we deposited $5.0 million into an escrow account, where it was held pending final settlement. On March 3, 2014 a final settlement hearing was held. There were no objections to the proposed settlement. The Magistrate Judge indicated that she would be filing a report and recommendation that the settlement be approved. However, there can be no assurance regarding if or when final approval of the settlement will be granted.

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

In October 2012 the Company entered into an agreement with the carrier of the first $5.0 million layer of the Company’s D&O insurance. Pursuant to this agreement, the Company accepted a payment of $3.9 million from the first layer insurance carrier in satisfaction of the carrier’s obligations to the Company under the first layer D&O insurance policy. In addition, as part of the October 2012 agreement with the carrier, the Company agreed to indemnify the carrier of the first layer of D&O insurance against potential claims by certain named insured persons under the first layer D&O insurance policy. The Company cannot predict the likelihood or the outcome of any such claims by the named insureds.

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

While, at present, the Company does not believe that the amounts it will pay in connection with the Class Action and the Derivative Action will exceed the limits of the first two layers of its coverage, there can be no assurance that if the Company seeks recovery from the additional layers, the recovery the Company makes on the remainder of its insurance will be adequate to cover the costs of its defense or settlement of the Derivative Action, or the Class Action if the settlement is not approved, or any damages that might ultimately be awarded against the Company or anyone to whom the Company might owe indemnification if the appeal is successful.

The Company’s remaining insurers may deny coverage under the policies. If the plaintiffs are awarded damages and the Company’s insurance is not adequate to cover the amounts, or its insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on our financial results, our cash flow and our cash balances.

Since inception, the Company had recorded $7.2 million of total costs associated with the Class Action and the Derivative Actions. The Company has recorded a liability in the amount of $0.3 million in “accrued expenses” in the consolidated balance sheets as of December 31, 2013 which includes estimated legal fees for both the Class Action and the Derivative Action to date. As a result of the agreement reached with the Company’s D&O insurance carrier in the prior year, the Company recorded an insurance recovery in 2012 of approximately $3.9 million of legal expenses previously incurred related to the class action and derivative lawsuits as well as the potential settlement of the class action lawsuit. The $3.9 million insurance recovery was reimbursed by the Company’s insurance carrier during 2012. As a result of the agreement reached with the insurer of the Company’s next layer of D&O insurance, the Company recorded an insurance recovery of $0.5 million during 2013 of which $0.3 million was reimbursed by the Company's insurance carrier during 2013 and the remaining $0.2 million is recorded as a receivable in “prepaid expenses and other current assets” in the consolidated balance sheet as of December 31, 2013.

 During 2013, the Company recorded $0.4 million of investigation, litigation and settlement related costs of net legal expenses related to the class action and derivative lawsuits and other settlement related activities that are not recoverable through insurance.

Avazpour Litigation

The Company was the defendant in an action brought by Avazpour Networking Services, Inc., and its former principals (collectively, “Avazpour”), in the United States District Court for the Eastern District of New York. Avazpour alleged that the Company gave grossly negligent advice in connection with an upgrade of Avazpour’s storage system resulting in damages to Avazpour and breached its contract with Avazpour. On March 13, 2013, the Court granted the Company’s motion to dismiss all of the claims except for the claim of breach of contract. In June, 2013, the Company and the Avazpour reached an agreement in principle to settle the claim for $250,000. As a result of the settlement, the action was dismissed on September 17, 2013. Pursuant to the Company’s insurance, the Company was responsible for the first $100,000 of costs associated with this action. That amount was paid during 2013.

The Estate of ReiJane Huai

On October 24, 2013, the Company filed a Petition against the Estate of ReiJane Huai (the “Estate”) in Surrogates Court, Nassau County, State of New York. Mr. Huai was the former Chairman, President and Chief Executive Officer of the Company. The Company believes that the Estate owns more than 10% of the voting stock of the Company.
The Petition alleges that Mr. Huai breached his fiduciary duties to the Company, breached his contracts with the Company, was unjustly enriched at the Company’s expense, and must repay legal fees advanced on Mr. Huai’s behalf by the Company. The Company demands payment of approximately $10 million from the Estate representing (1) wages and other compensation paid to Mr. Huai during the period that Mr. Huai was involved in the payment of bribes to a Company customer, and (2) legal fees advanced on behalf of Mr. Huai in connection with the criminal and regulatory investigations of the Company, and the civil litigation, arising out of the bribes. The legal fees were advanced under the indemnification provisions of the Company’s by-laws and pursuant to an undertaking to repay under certain conditions signed by Mr. Huai.
In January, 2014, the Estate moved for partial dismissal of the Petition on the grounds that Mr. Huai was entitled to indemnification. The Company has filed its opposition to the Estate’s motion.
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

(15)  Restructuring Costs

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. In the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis. In connection with the 2013 Plan the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. The 2013 Plan is expected to be completed during the first half of 2014. The total amount incurred under the 2013 Plan was $3.6 million of which $2.3 million was paid during 2013. Actions under the 2013 Plan were substantially completed as of December 31, 2013; however, this is an ongoing initiative and the Company expects to incur additional restructuring costs in the first half of 2014.

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

Accrued restructuring costs as of December 31, 2013 associated with the 2013 and 2012 Plans are as follows:

	Reconciliation of Aggregate Liability Recorded for Restructuring Costs Under the 2013 Plan
	December 31, 2012	Provisions	Payments/ Utilization	December 31, 2013
Severance related costs	$—	$3,179,131	$2,067,554	$1,111,577
Facility and other costs	—	426,889	231,973	194,916
Total Restructuring Costs	$—	$3,606,020	$2,299,527	$1,306,493

	Reconciliation of Aggregate Liability Recorded for Restructuring Costs Under the 2012 Plan
	December 31, 2012	Provisions	Payments	December 31, 2013
Severance related costs	$478	$—	$478	$—

Accrued restructuring costs as of December 31, 2012 associated with the 2012 and 2011 Plans are as follows:

	Reconciliation of Aggregate Liability Recorded for Restructuring Costs Under the 2012 Plan
	December 31, 2011	Provisions	Payments/ Utilization	December 31, 2012
Severance related costs	$—	$770,749	$770,271	$478

	Reconciliation of Aggregate Liability Recorded for Restructuring Costs Under the 2011 Plan
	December 31, 2011	Provisions	Payments	December 31, 2012
Severance related costs	$94,844	$—	$94,844	$—
Facility and other costs	25,200	—	25,200	—
Total Restructuring Costs	$120,044	$—	$120,044	$—

The severance related liabilities and facility and other liabilities are included within “accrued expenses” and "accounts payable" in the accompanying consolidated balance sheet for 2013.  The expenses under the 2013 Plan and the 2012 Plan are included within “restructuring costs” in the accompanying consolidated statements of operations. The remaining payments under the 2013 Plan are expected to be paid throughout 2014; however, there can be no assurance that all payments will be completed by that time. There were no remaining payments under the 2012 Plan as of December 31, 2013.

(16)  Employee Benefit Plans

Defined Contribution Plan

Effective July 2002, the Company established a voluntary savings and defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. Employees are 100% vested in their own contributions. For the years ended December 31, 2013, 2012 and 2011, the Company did not make any contributions to the Plan.

Effective July 1, 2007, the Company, in accordance with the labor pension system in Taiwan, contributes 6% of salaries to individual pension accounts managed by the Bureau of Labor Insurance. The plan covers all Taiwan employees that elect the new pension system and all employees hired after July 1, 2005. For the years ended December 31, 2013, 2012 and 2011, the Company contributed approximately $115,000, $127,000 and $127,000, respectively.

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

At December 31, 2013 and 2012, $71,892 and $55,122, respectively, is included in accumulated other comprehensive income for amounts that have not yet been recognized in net periodic pension cost. These amounts include the following: unrecognized transition obligation of $28,551 and $35,279 at December 31, 2013 and 2012, respectively, and unrecognized actuarial losses of $43,341 and $19,843 at December 31, 2013 and 2012, respectively. During 2013, the total amount recorded in other comprehensive income related to the pension plan was $16,770 (net of tax), which consisted of an actuarial loss of $21,985 and the recognition of $5,215 of transition obligations recognized during 2013 as a component of net periodic pension cost. The transition obligation and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost for the year ended December 31, 2014, is $5,711 and $761 respectively.

Pension information for the years ended December 31, 2013 and 2012, is as follows:

	2013	2012
Accumulated benefit obligation	$171,651	$160,279
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	269,760	366,158
Interest cost	4,621	7,571
Actuarial loss (gain)	23,517	(126,282)
Benefits paid	—	—
Service cost	—	5,624
Currency translation and other	(9,053)	16,689
Projected benefit obligation at end of year	$288,845	$269,760
Changes in plan assets:
Fair value of plan assets at beginning of year	$108,214	$92,651
Actual return on plan assets	1,277	792
Benefits paid	—	—
Employer contributions	8,909	9,911
Currency translation and other	(3,609)	4,860
Fair value of plan assets at end of year	$114,791	$108,214
Funded status	$174,054	$161,546

Components of net periodic pension cost:
Interest cost	$4,621	$7,571
Expected return on plan assets	(1,854)	(1,916)
Amortization of net loss	5,783	11,159
Service cost	—	5,624
Net periodic pension cost	$8,550	$22,438

 The Company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Company contributions of approximately $10,000 are expected to be made during 2014. Benefit payments of approximately $227,000 are expected to be paid in 2016 through 2023.

The Company utilized the following assumptions in computing the benefit obligation at December 31, 2013 and 2012 as follows:

	Years ended December 31,
	2013	2012
Discount rate	2.25%	1.75%
Rate of increase in compensation levels	3.00%	3.00%
Expected long-term rate of return on plan assets	2.00%	1.75%

(17)  Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the years ended December 31, 2013, 2012 and 2011, and the location of long-lived assets as of December 31, 2013 and 2012, are summarized as follows:

	Years ended December 31,
	2013	2012	2011
Revenues:
Americas	$22,538,045	$30,505,705	$36,227,426
Asia Pacific	17,128,902	24,807,328	24,197,054
Europe, Middle East, Africa and Other	18,969,557	20,097,936	22,446,122
Total Revenues	$58,636,504	$75,410,969	$82,870,602

	December 31,
	2013	2012
Long-lived assets:
Americas	$9,712,675	$10,263,056
Asia Pacific	717,527	1,041,470
Europe, Middle East, Africa and Other	612,058	434,353
Total long-lived assets	$11,042,260	$11,738,879

For the years ended December 31, 2013 and 2012, the Company had one customer that accounted for 14% and 11% of total revenues, respectively. For the year ended December 31, 2011, the Company did not have any customers that accounted for 10% or more of total revenues. As of December 31, 2013, the Company had one customer that accounted for 12% of the gross accounts receivable balance. As of December 31, 2012, the Company had one customer that accounted for 20% of gross accounts receivable balances.

(18)  Valuation and Qualifying Accounts – Allowance for Returns and Doubtful Accounts

	Balance at Beginning of	Charges (Benefits) to Expenses /		Balance at End of
Period Ended	Period	Revenues	Deductions	Period
December 31, 2013	$940,101	(294,074)	369,725	$276,302
December 31, 2012	$1,723,679	357,301	1,140,879	$940,101
December 31, 2011	$3,242,458	120,992	1,639,771	$1,723,679

Note: Charges/(benefits) to the allowance for doubtful accounts are recorded within “general and administrative expenses” within the consolidated statements of operations. Charges/(benefits) to the return reserve for product and service are recorded within “product revenues” within the consolidated statements of operations.

Due to cash collections of previously reserved accounts receivable balances, the Company recorded a benefit of less than $0.1 million, $0.7 million and $0.7 million during the years ended December 31, 2013, 2012 and 2011 respectively. These amounts are within “additions charged to expenses/revenues” above, and are included within revenues in each respective period in the accompanying consolidated statements of operations.

(19)  Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2013 and 2012:

	Quarter
2013	First	Second	Third	Fourth
Revenue (a)	$15,284,817	$13,974,139	$14,730,038	$14,647,510
Gross profit	10,976,760	10,149,045	10,961,078	11,393,807
Net (loss) income attributable to common stockholders (c)	(4,380,445)	(5,207,293)	(2,265,599)	576,864
Basic net (loss) income per share attributable to common stockholders	(0.09)	(0.11)	(0.05)	0.01
Diluted net (loss) income per share attributable to common stockholders	(0.09)	(0.11)	(0.05)	0.01
	Quarter
2012	First	Second	Third	Fourth
Revenue (b)	$19,368,072	$16,466,201	$17,089,013	$22,487,683
Gross profit	14,186,230	11,587,960	12,208,096	16,766,610
Net loss attributable to common stockholders	(2,449,408)	(6,620,586)	(3,568,051)	(2,346,276)
Basic net loss per share attributable to common stockholders	(0.05)	(0.14)	(0.08)	(0.05)
Diluted net loss per share attributable to common stockholders	(0.05)	(0.14)	(0.08)	(0.05)

The sum of the quarterly net income (loss) per share amounts do not necessarily equal the annual amount reported, as per share amounts are computed independently for each quarter and the annual period based on the weighted average common shares outstanding in each period.

(a)
The Company recorded a benefit (expense) of approximately $0.1 million, $0.0 million, $0.0 million and $(0.1) million during the first, second, third and fourth quarters of 2013, respectively, representing the net impact from changes in accounts receivable allowances. These amounts are included within revenues in each respective period in the accompanying consolidated statements of operations.

(b)
The Company recorded a benefit (expense) of approximately $0.6 million, ($0.3) million, $0.2 million and $0.2 million during the first, second, third and fourth quarters of 2012, respectively, representing the net impact from changes in accounts receivable allowances. These amounts are included within revenues in each respective period in the accompanying consolidated statements of operations.

(c)
Net income in the fourth quarter of 2013 includes a gain on the sale of the Company's cost-method investment of $1.9 million, net of tax which was partly offset by restructuring charges of $1.3 million.

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

The Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal finance officer and principal accounting officer) have evaluated the effectiveness of its “disclosure controls and procedures” as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures are effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company; as such term is defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934, as amended. To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company’s management uses the Integrated Framework (1992) adopted by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, using the COSO framework (1992). The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

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

Item 9B.  Other Information

On March 13, 2014, the Company’s Board of Directors approved a Management Incentive Plan (“MIP”) that will pay cash bonuses to, among others, the Company’s Executive Officers. If all of the goals are achieved, the Executive Officers would receive the following payments:

Name	Title	Payment at 100% Achievement
Gary Quinn	President & Chief Executive Officer	$100,000
Seth Horowitz	Executive Vice President, General Counsel and Secretary	$70,000
Louis J. Petrucelly	Executive Vice President, Chief Financial Officer and Treasurer	$81,250

The goals, and the percentage of bonus available for the achievement of each goal, are as follows:

Goal	Percentage of Bonus
Total Product Billings	CEO & General Counsel: 15% CFO: 12.5%
Maintenance Billings	All Executive Officers: 30%
GAAP Revenue	CEO & General Counsel: 15% CFO: 12.5%
Non-GAAP Operating Income	All Executive Officers: 20%
Cash Flow From Operations	All Executive Officers: 20%
Net Working Capital	CEO & General Counsel: 0% CFO: 5%

For each goal achieved on a quarterly basis for the first three quarters of 2014, the Executive Officer will receive 12.5% of the of the total bonus potential for that goal. For each goal achieved for the full fiscal year 2014, the Executive Officer will receive 62.5% of the total bonus potential for that goal.

If there is over-achievement of the plan, the participants in the plan, including the Executive Officers, will be entitled to enhanced payments as follows:

Goal Achievement	Bonus Payout
100%	100%
105%	120%
110% and above	140%

The Company's Compensation Committee retains the discretion to modify the terms of the plan.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information called for by Part III, Item 10, regarding the Registrant’s directors will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2014, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Election of Directors”, “Management”, “Executive Compensation”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2013, our year-end.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2014, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, Compensation Committee Report” and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2013, our year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 4 and is incorporated herein by reference. All other information called for by Part III, Item 12, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2014, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Beneficial Ownership of Shares.” The Proxy Statement will be filed within 120 days of December 31, 2013, our year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding our relationships and related transactions will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2014, and is incorporated by reference. The information appears in the Proxy Statement under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed within 120 days of December 31, 2013, our year-end.

Item 14.	Principal Accountant Fees and Services

Information called for by Part III, Item 14, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2014, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Principal Accountant Fees and Services.” The Proxy Statement will be filed within 120 days of December 31, 2013, our year-end.

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

3.5
Certificate of Designations, Preferences and Rights of Sreies A Convertible Preferred Stock, incorporated herein by reference to Exhibit 4.1 to the Registrant's report on Form 8-K dated September 16, 2013.

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

4.9
FalconStor Software Inc., 2010 Outside Directors Equity Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2010, filed on May 7, 2010.

4.10
FalconStor Software Inc., 2013 Outside Directors Equity Compensation Plan, incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14a for the 2013 Annual meeting of Stockholders, filed on March 29, 2013.

10.1
Amended and Restated FalconStor Software, Inc., 2005 Key Executive Severance Protection Plan, incorporated herein by reference to Exhibit 10.3 to Registrant’s annual report on Form 10-K for the year ended December 31, 2005, filed on March 15, 2006.

10.2
FalconStor Software, Inc., Director Compensation Deferral Plan, effective January 1, 2011, incorporated herein by reference to Registrant’s annual report on Form 10-K, for the year ended December 31, 2010, filed,  on March 14, 2011.

10.3
Agreement of Lease between Huntington Quadrangle 2 LLC and FalconStor Software Inc., dated May 30, 2013, with a commencement date of March 1, 2014, incorporated herein by reference to Exhibit 99.1 to the Registrant's quarterly report on Form 10-Q for the period ended September 30, 2013 filed on November 7, 2013.

10.4	Employment Agreement dated July 23, 2013 between the Company and Gary Quinn, incorporated herein by reference to Exhibit 10.1 to the Registrant's report on Form 8-K dated July 23, 2013.

10.5
Preferred Stock Purchase Agreement dated as of September 16, 2013 between the Company and Hale Capital Partners, LP, incorporated herein by reference to Exhibit 10.1 to the Registrant's report on Form 8-K dated September 16, 2013.

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

(i)  Consolidated Balance Sheets – December 31, 2013 and December 31, 2012

(ii)  Consolidated Statements of Operations – Years Ended December 31, 2013, 2012 and 2011.

(iii)  Consolidated Statements of Comprehensive Loss – Years Ended December 31, 2013, 2012 and 2011.

(iv)  Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2013, 2012 and 2011.

(v)  Consolidated Statements of Cash Flows – Years Ended December 31, 2013, 2012 and 2011.

(vi)  Notes to Consolidated Financial Statements – December 31, 2013.

*- filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Melville, State of New York on March 13, 2014.

FALCONSTOR SOFTWARE, INC.

By:	/s/ Gary Quinn	Date:	March 13, 2014
Gary Quinn, President and Chief Executive Officer of FalconStor Software, Inc.

POWER OF ATTORNEY
FalconStor Software, Inc. and each of the undersigned do hereby appoint Gary Quinn and Louis J. Petrucelly, and each of them severally, its or his true and lawful attorney to execute on behalf of FalconStor Software, Inc. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Gary Quinn	March 13, 2014
	Gary Quinn, President and Chief Executive Officer (principal executive officer)	Date

By:	/s/ Louis J. Petrucelly	March 13, 2014
	Louis J. Petrucelly, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date

By:	/s/ Steven R. Fischer	March 13, 2014
	Steven R. Fischer, Director	Date

By:	/s/ Alan W. Kaufman	March 13, 2014
	Alan W. Kaufman, Director	Date

By:	/s/ Irwin Lieber	March 13, 2014
	Irwin Lieber, Director	Date

By:	/s/ Eli Oxenhorn	March 13, 2014
	Eli Oxenhorn, Chairman of the Board	Date

By:	/s/ Barry Rubenstein	March 13, 2014
	Barry Rubenstein, Director	Date

By:	/s/ Martin Hale Jr.	March 13, 2014
	Martin Hale Jr., Director	Date