Form 10-Q
period 2014-03-31
FALCONSTOR SOFTWARE INC
filed 2014-05-08
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
or
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

The number of shares of Common Stock outstanding as of April 30, 2014 was 48,031,737.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,493,097	$19,288,340
Restricted cash	750,000	750,000
Marketable securities	9,645,934	8,073,108
Accounts receivable, net of allowances of $302,848 and $276,302, respectively	9,715,785	11,150,323
Prepaid expenses and other current assets	2,421,076	1,636,891
Inventory	652,346	919,390
Deferred tax assets, net	358,092	358,092
Total current assets	41,036,330	42,176,144
Property and equipment, net of accumulated depreciation of $16,489,956 and $16,022,230, respectively	3,093,740	3,317,344
Deferred tax assets, net	56,059	49,651
Software development costs, net	1,693,772	1,796,075
Other assets	1,469,865	1,549,255
Goodwill	4,150,339	4,150,339
Other intangible assets, net	160,579	179,596
Total assets	$51,660,684	$53,218,404
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,282,032	$1,024,180
Accrued expenses	7,414,251	8,658,863
Deferred tax liabilities, net	18,005	18,005
Deferred revenue, net	19,370,270	18,148,268
Total current liabilities	28,084,558	27,849,316
Other long-term liabilities	587,427	617,300
Deferred tax liabilities, net	199,791	193,705
Deferred revenue, net	12,536,651	11,602,177
Total liabilities	41,408,427	40,262,498
Commitments and contingencies
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $9,000,000	6,852,954	6,737,578
Stockholders' equity:
Common stock - $.001 par value, 100,000,000 shares authorized, 56,036,972 and 56,036,972 shares issued, respectively and 48,031,737 and 48,031,737 shares outstanding, respectively	56,037	56,037
Additional paid-in capital	166,794,108	166,683,726
Accumulated deficit	(114,644,507)	(111,842,709)
Common stock held in treasury, at cost (8,005,235 and 8,005,235 shares, respectively)	(46,916,339)	(46,916,339)
Accumulated other comprehensive loss, net	(1,889,996)	(1,762,387)
Total stockholders' equity	3,399,303	6,218,328
Total liabilities and stockholders' equity	$51,660,684	$53,218,404

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product revenues	$4,963,059	$7,759,456
Support and services revenues	7,038,440	7,525,361
Total revenues	12,001,499	15,284,817
Cost of revenues:
Product	575,124	1,299,654
Support and service	2,099,251	3,008,403
Total cost of revenues	2,674,375	4,308,057
Gross profit	$9,327,124	$10,976,760
Operating expenses:
Research and development costs	3,348,795	4,648,609
Selling and marketing	5,888,466	6,840,571
General and administrative	2,391,410	3,247,067
Investigation, litigation, and settlement related costs	111,711	114,066
Restructuring costs	223,573	—
Total operating expenses	11,963,955	14,850,313
Operating loss	(2,636,831)	(3,873,553)
Interest and other income (loss), net	50,108	(330,790)
Loss before income taxes	(2,586,723)	(4,204,343)
Provision for income taxes	215,075	176,102
Net loss	$(2,801,798)	$(4,380,445)
Less: Accrual of preferred stock dividends	186,904	—
Less: Accretion to redemption value of Series A preferred stock	115,376	—
Net loss attributable to common stockholders	$(3,104,078)	$(4,380,445)
Basic net loss per share attributable to common stockholders	$(0.06)	$(0.09)
Diluted net loss per share attributable to common stockholders	$(0.06)	$(0.09)
Weighted average basic shares outstanding	48,031,737	47,862,834
Weighted average diluted shares outstanding	48,031,737	47,862,834

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Net loss	$(2,801,798)	$(4,380,445)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation	(126,286)	34,527
Net unrealized (loss) gain on marketable securities	(1,815)	4,007
Net minimum pension liability	492	(4,558)
Total other comprehensive (loss) income, net of taxes:	(127,609)	33,976
Total comprehensive loss	$(2,929,407)	$(4,346,469)
Less: Accrual of preferred stock dividends	186,904	—
Less: Accretion to redemption value of Series A preferred stock	115,376	—
Total comprehensive loss attributable to common stockholders	$(3,231,687)	$(4,346,469)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,801,798)	$(4,380,445)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	624,590	698,584
Share-based payment compensation	411,353	890,735
Non-cash professional services expenses	1,308	—
Restructuring costs	223,573	—
Payment of restructuring costs	(555,516)	(478)
Provision for returns and doubtful accounts	(67,265)	(409,050)
Deferred income tax provision	(6,045)	3,807
Changes in operating assets and liabilities:
Accounts receivable	1,486,819	4,247,431
Prepaid expenses and other current assets	(824,037)	4,342
Inventory	267,044	(425,358)
Other assets	157,383	(34,291)
Accounts payable	249,979	394,837
Accrued expenses and other long-term liabilities	(986,921)	(2,505,012)
Deferred revenue	2,156,828	(277,929)
Net cash provided by (used in) operating activities	337,295	(1,792,827)
Cash flows from investing activities:
Sales of marketable securities	9,976,078	3,544,663
Purchases of marketable securities	(11,550,719)	(2,815,604)
Purchases of property and equipment	(254,204)	(580,843)
Security deposits	(91,059)	—
Purchase of intangible assets	(9,953)	(14,511)
Net cash (used in) provided by investing activities	(1,929,857)	133,705
Cash flows from financing activities:
Proceeds from exercise of stock options	—	697,500
Dividends paid on Series A preferred stock	(216,379)	—
Net cash (used in) provided by financing activities	(216,379)	697,500
Effect of exchange rate changes on cash and cash equivalents	13,698	(81,282)
Net decrease in cash and cash equivalents	(1,795,243)	(1,042,904)
Cash and cash equivalents, beginning of period	19,288,340	18,651,468
Cash and cash equivalents, end of period	$17,493,097	$17,608,564
Supplemental disclosures:
Cash paid for income taxes, net	$83,771	$141,148
Non-cash financing activities:
Undistributed preferred stock dividends	$186,904	$—
The Company did not pay any interest for the three months ended March 31, 2014 and 2013.

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

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

(c)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, share-based payment compensation, marketable securities, valuation of embedded derivatives, software development costs, goodwill and other intangible assets and income taxes. Actual results could differ from those estimates.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2014, and the results of its operations for the three months ended March 31, 2014 and 2013. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K").

(e) Reclassifications

Certain reclassifications were made to the prior period amounts to conform to the current period presentation.

(f)  Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued new guidance which requires the netting of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, against a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed.  The new guidance is effective prospectively to all existing unrecognized tax benefits, but entities can choose to apply it retrospectively. The adoption of this new accounting guidance in the first quarter of 2014 did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

(g)  Recently Issued Accounting Pronouncements

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued its updated Internal Control - Integrated Framework (the 2013 Framework) and related illustrative documents. COSO will continue to make available its original Framework during the transition period extending to December 15, 2014. The Company currently utilizes COSO’s original Framework, which was published in 1992 and is recognized as the leading guidance for designing, implementing and conducting internal controls over external financial reporting and assessing its effectiveness. The 2013 Framework is expected to help organizations design and implement internal control in light of many changes in business and operating environments since the issuance of the original Framework, broaden the application of internal control in addressing operations and reporting objectives, and clarify the requirements for determining what constitutes effective internal control. The Company plans to adopt the 2013 Framework during 2014 and does not expect that it will have a significant impact on the Company.

(2) Summary of Significant Accounting Policies

The Company's significant accounting policies were described in Note (1) "Summary of Significant Accounting Policies" of the Company's 2013 Form 10-K. There have been no significant changes in the Company's significant accounting policies since December 31, 2013. The Company's revenue recognition accounting policy is included below. For a description of the Company's other significant accounting policies refer to the Company's 2013 Form 10-K.

Revenue Recognition

The Company derives its revenue from sales of its products, support and services. Product revenue consists of the Company’s software integrated with industry standard hardware and sold as complete turn-key integrated solutions and as stand-alone software applications. Support and services revenue consists of both maintenance revenues and professional services revenues. Revenue is recorded net of applicable sales taxes.

In accordance with the authoritative guidance issued by the FASB on revenue recognition, the Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, the fee is fixed and determinable, the product is delivered, and collection of the resulting receivable is deemed probable. Products delivered to a customer on a trial basis are not recognized as revenue until the trial period has ended and acceptance has occurred by the customer. Reseller customers typically send the Company a purchase order when they have an end user identified. Distributor customers typically send the Company a purchase order when they have a reseller and end user identified. For bundled arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of product revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon vendor-specific objective evidence (“VSOE”) of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as product revenue. If VSOE does not exist for all undelivered elements of an arrangement, the Company recognizes total revenue from the arrangement ratably over the term of the maintenance agreement. The Company's long-term portion of deferred revenue consists of (i) payments received for maintenance contracts with terms in excess of one year as of the balance sheet date, (ii) payments received for product sales bundled with multiple years of maintenance but for which VSOE did not exist for all undelivered elements of the arrangement, and (iii) payments received in connection with a joint development agreement entered into by the Company in 2013 pursuant to which revenue is being deferred until final delivery and acceptance of the software product being developed and then recognized ratably over a twenty-four month maintenance period. The Company provides an allowance for product returns as a reduction of revenue, based upon historical experience and known or expected trends.

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

(3) Earnings Per Share

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards, restricted stock unit awards and redeemable convertible preferred stock outstanding. Due to the net loss for the three months ended March 31, 2014 and 2013, all common stock equivalents, totaling 16,749,848 and 10,994,077, respectively, were excluded from diluted net loss per share because they were anti-dilutive.  The common stock equivalents consist of 7,968,332 of outstanding stock option and restricted stock awards and 8,781,516 related to outstanding redeemable convertible preferred stock for the three months ended March 31, 2014 and 10,994,077 of outstanding stock option and restricted stock awards for the three months ended March 31, 2013.

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended March 31,
	2014	2013
Numerator
Net loss	$(2,801,798)	$(4,380,445)
Effects of redeemable convertible preferred stock:
Less: Preferred stock dividends	186,904	—
Less: Accretion to redemption value of Series A preferred stock	115,376	—
Net loss attributable to common stockholders	$(3,104,078)	$(4,380,445)
Denominator
Basic shares outstanding	48,031,737	47,862,834
Effect of dilutive securities:
Stock options and restricted stock	—	—
Preferred Stock	—	—
Diluted shares outstanding	48,031,737	47,862,834
EPS
Basic net loss per share attributable to common stockholders	$(0.06)	$(0.09)
Diluted net loss per share attributable to common stockholders	$(0.06)	$(0.09)

(4) Inventories

At March 31, 2014 and December 31, 2013 inventories are as follows:

	March 31, 2014	December 31, 2013
Component materials	$7,475	$10,073
Finished systems	644,871	909,317
Total Inventory	$652,346	$919,390

As of March 31, 2014 and December 31, 2013, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

(5) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Property and Equipment:
Gross carrying amount	$19,583,696	$19,339,574
Accumulated depreciation	(16,489,956)	(16,022,230)
Property and Equipment, net	$3,093,740	$3,317,344

For the three months ended March 31, 2014 and 2013, depreciation expense was $493,317 and $586,980, respectively.

(6) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Software development costs:
Gross carrying amount	$2,718,900	$2,718,900
Accumulated amortization	(1,025,128)	(922,825)
Software development costs, net	$1,693,772	$1,796,075

During the three months ended March 31, 2014 and 2013, the Company recorded $102,303 and $82,062, respectively, of amortization expense related to capitalized software costs.

(7) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,266,662	$3,256,709
Accumulated amortization	(3,106,083)	(3,077,113)
Net carrying amount	$160,579	$179,596

For the three months ended March 31, 2014 and 2013, amortization expense was $28,970 and $29,542, respectively.

(8) Share-Based Payment Arrangements

The following table summarizes the plans under which the Company was able to grant equity compensation as of March 31, 2014:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares
FalconStor Software, Inc., 2006 Incentive Stock Plan	13,455,546	4,357,329	6,437,865	May 17, 2016
FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	400,000	350,000	50,000	May 9, 2016

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of March 31, 2014:

Name of Plan	Shares Available for Grant	Shares Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	—	1,124,967

2004 Outside Directors Stock Option Plan	—	145,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	—	160,000

FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan	—	50,500

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Cost of revenues - Product	$—	$49
Cost of revenues - Support and Service	21,883	50,256
Research and development costs	88,799	134,910
Selling and marketing	162,187	284,038
General and administrative	139,792	421,482
	$412,661	$890,735

On April 1, 2014 the Company granted 2,037,857 shares of restricted stock to certain Company officers and employees. The restricted shares have terms of ten years. The restrictions on various portions of the restricted stock lapse upon the Company's achievement of performance criteria related to: Common Stock price; GAAP earnings per share; non-GAAP earnings per share; cash related targets; and revenue/billings related targets.

(9) Income Taxes

The Company’s provision for income taxes consists of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the three months ended March 31, 2014 and 2013, the Company recorded an income tax provision of $215,075 and $176,102, respectively, consisting primarily of state and local and foreign taxes. The effective tax rate for the three months ended March 31, 2014 and March 31, 2013 was (8.5%) and (4.2%). As of March 31, 2014, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2014 estimated annual effective tax rate. As of March 31, 2014, the valuation allowance totaled approximately $35.0 million.

The Company’s total unrecognized tax benefits, excluding interest, at both March 31, 2014 and December 31, 2013 were $217,237. At March 31, 2014, $288,193 including interest, if recognized, would reduce the Company’s effective tax rate. As of March 31, 2014 and December 31, 2013, the Company had $70,956 and $66,875, respectively, of accrued interest.

(10) Fair Value Measurements

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At March 31, 2014 and December 31, 2013 the Level 1 category included money market funds and commercial paper, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At March 31, 2014 and December 31, 2013 the Level 2 category included government securities and corporate debt securities, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At March 31, 2014 and December 31, 2013, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of March 31, 2014 or December 31, 2013.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$7,916,260	$7,916,260	$—	$—
Total cash equivalents	7,916,260	7,916,260	—	—
Marketable securities:
Corporate debt and government securities	9,645,934	—	9,645,934	—
Total marketable securities	9,645,934	—	9,645,934	—
Derivative liabilities:
Derivative Instruments	127,288	—	—	127,288
Total derivative liabilities	127,288	—	—	127,288

Total assets and liabilities measured at fair value	$17,689,482	$7,916,260	$9,645,934	$127,288

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$8,486,633	$8,486,633	$—	$—
Total cash equivalents	8,486,633	8,486,633	—	—
Marketable securities:
Corporate debt and government securities	8,073,108	—	8,073,108	—
Total marketable securities	8,073,108	—	8,073,108	—
Derivative liabilities:
Derivative Instruments	159,134	—	—	159,134
Total derivative liabilities	159,134	—	—	159,134

Total assets and liabilities measured at fair value	$16,718,875	$8,486,633	$8,073,108	$159,134

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2014 and March 31, 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	March 31, 2014	March 31, 2013
Beginning Balance	$159,134	$—
Total gains recognized in earnings	(31,846)	—
Ending Balance	$127,288	$—

(11) Marketable Securities

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

The cost and fair values of the Company’s available-for-sale marketable securities as of March 31, 2014, are as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Gains
Government securities	$7,474,401	$7,473,328	$1,073
Corporate debt securities	2,171,533	2,171,011	522
	$9,645,934	$9,644,339	$1,595

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2013, are as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Gains
Government securities	$6,252,339	$6,249,483	$2,856
Corporate debt securities	1,820,769	1,820,215	554
	$8,073,108	$8,069,698	$3,410

(12) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2014 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of March 31, 2014:

2014	$1,966,498
2015	1,812,336
2016	1,520,551
2017	1,465,064
2018	1,459,190
Thereafter	3,577,335
$11,800,974

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three months ended March 31, 2014, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on guarantees. As of March 31, 2014, there were no claims outstanding under such indemnification provisions.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of the Company to issue shares upon conversion of the redeemable convertible preferred stock in accordance with its obligations, the redeemable convertible preferred stockholders may require the Company to redeem all or some of the redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event.  On or after August 5, 2017, each redeemable convertible preferred stockholder can require the Company to redeem its redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of March 31, 2014, there were no triggering events that would allow the redeemable convertible preferred stockholders to require the Company to redeem any of the redeemable convertible preferred stock and the Company does not expect to incur any triggering events in fiscal 2014. However, if certain financial covenants are not met over the next nine months, the Company would work on addressing any financial measures needed to remedy the failed covenants as well as work with the holders of the Series A redeemable convertible preferred stock on obtaining waivers as applicable.

On July 23, 2013, the Company entered into an Employment Agreement (“Quinn Employment Agreement”) with Gary Quinn. Pursuant to the Quinn Employment Agreement, the Company agreed to employ Mr. Quinn as President and Chief Executive Officer of the Company effective July 23, 2013 through July 22, 2015, at an annual salary of $400,000 per annum. The Quinn Employment Agreement also provided for the grant of 500,000 restricted shares which vest over a two-year period at 50% and 50% annually. The 500,000 restricted shares were granted to Mr. Quinn by the Company’s Compensation Committee on August 5, 2013.

In July, 2013, the Company signed a joint development agreement with Violin Memory under which Violin will pay the Company $12.0 million for licenses to certain of the Company's software and for further development of that software.  The first two milestones under the contract were met during 2013 and as a result the Company received $6.0 million under that agreement during 2013 and the Company has recorded this amount as long term deferred revenue as of March 31, 2014.  Receipt of the final $6.0 million is broken into several payments and is contingent upon the Company's successful development of future versions of the software within a designated time period, which is expected to be completed during 2014.  If the Company is unable to develop the software, the Company will not receive the additional payments.  In addition, certain provisions of the joint development agreement could require the Company to return some or all of the money that the Company has already received.

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis (the “2013 Plan”).  In connection with the 2013 Plan the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities.  As of March 31, 2014 the restructuring accrual totaled $974,550. The remaining payments under the 2013 Plan are expected to be paid throughout 2014; however, there can be no assurance that all payments will be completed by that time.

On December 1, 2005, the Company adopted the 2005 FalconStor Software, Inc., Key Executive Severance Protection Plan, which was amended April 1, 2014 (“Severance Plan”). Pursuant to the Severance Plan, the Company’s Chief Executive Officer, Chief Financial Officer and certain other key personnel are entitled to receive certain contingent benefits, as set forth in the Severance Plan, including lump sum payments and acceleration of stock option vesting, each in certain circumstances.

(13) Redeemable Convertible Preferred Stock

On September 16, 2013, the Company issued to Hale Capital Partners, LP (“Hale”) 900,000 shares of the Company’s newly created Series A redeemable convertible preferred stock (the "redeemable convertible preferred stock"), par value $0.001 per share, at a price of $10 per share, for an aggregate purchase consideration of $9.0 million.  Hale subsequently assigned and transferred all of its shares of the redeemable convertible preferred stock to HCP-FVA LLC. Each share of redeemable convertible preferred stock is convertible into common stock equivalents, at the option of the holder and upon certain mandatory conversion events described below, at a conversion rate of $1.02488 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events).  The Company received net proceeds of approximately $8,731,677 from the issuance of the redeemable convertible preferred stock in 2013, net of transaction costs.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the redeemable convertible preferred stock in accordance with its obligations, the redeemable convertible preferred stockholders may require the Company to redeem all or some of the redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event.  On or after August 5, 2017, each redeemable convertible preferred stockholder can require the Company to redeem its redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If the Company does not have the funds necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, the Company's failure to redeem the redeemable convertible preferred stock would be considered a “Breach Event” under the agreements with the holders of the redeemable convertible preferred stock. If a Breach Event were to occur, then, under the agreements with the holders of our redeemable convertible preferred stock, the Company's Board of Directors would automatically be increased, with the holders of the redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A redeemable convertible preferred stock control of the Company. As of March 31, 2014, there were no triggering events that would allow the redeemable convertible preferred stockholders to require the Company to redeem any of the redeemable convertible preferred stock and the Company does not expect to incur any triggering events during fiscal 2014.

The Purchase Agreement for the redeemable convertible preferred stock provided that the Company would use commercially reasonable efforts to file a registration statement with the SEC within 90 days for the resale of all of the common stock issuable on the conversion of the Preferred Stock and as dividends.  On December 2, 2013 the registration statement was declared effective by the Securities and Exchange Commission. The Purchase Agreement also contains other representations, warranties and financial and non-financial covenants, customary for an issuance of Preferred Stock in a private placement of this nature.

Holders of the redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company can pay such dividends part in cash and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied.

The Company was in compliance with the financial and non-financial covenants as of March 31, 2014, except for the $1.0 million positive cash flow requirement to pay dividends in cash. The Company obtained a waiver from the holders to pay the first quarter 2014 quarterly dividend in cash on April 16, 2014. The Company does not expect to incur any triggering events during fiscal 2014; however, if certain financial covenants are not met over the next nine months, the Company would work on addressing any financial measures needed to remedy the failed covenants as well as work with the holders of the Series A redeemable convertible preferred stock on obtaining waivers as applicable.

Each share of redeemable convertible preferred stock has a vote equal to the number of shares of common stock into which the redeemable convertible preferred stock would be convertible as of the record date of September 13, 2013.  The Company’s closing stock price on the record date was $1.23 which results in voting power of 7,317,073 shares.  In addition, holders of a majority of the redeemable convertible preferred stock must approve certain actions, including any amendments to the Company's charter or bylaws that adversely affects the voting powers, preferences or other rights of the redeemable convertible preferred stock; payment of dividends or distributions; any liquidation, capitalization, reorganization or any other fundamental transaction of the Company; issuance of any equity security senior to or in parity with the redeemable convertible preferred stock as to dividend rights, redemption rights, liquidation preference and other rights; issuances of equity below the conversion price; any liens or borrowings other than non-convertible indebtedness from standard commercial lenders which does not exceed 80% of the company’s accounts receivable; and the redemption or purchase of any capital stock of the Company.

The Company has classified the redeemable convertible preferred stock as temporary equity in the financial statements as it is subject to redemption at the option of the holder under certain circumstances.  As a result of the Company’s analysis of all the embedded conversion and put features within the preferred stock, the contingent redemption put options in the redeemable convertible preferred stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the redeemable convertible preferred stock and recorded as a liability.  These derivative instruments were determined, in the aggregate, to have a fair value of $170,337 at the time of issuance of the preferred stock and were recorded as a reduction to preferred stock.  This discount will be accreted to the redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument.  As of March 31, 2014 the fair value of these derivative instruments was $127,288. The change in fair value of these derivative instruments from December 31, 2013 of $31,846 was included in “Interest and other income (loss), net” within the consolidated statement of operations for the three months ended March 31, 2014.

A beneficial conversion feature (“BCF”) is recorded when the consideration allocated to a convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the commitment date. The Company’s common stock price on the date one day prior to the closing of the Preferred Stock Agreement (the commitment date) was $1.23 per share, which was $0.21 greater than the conversion price of the redeemable convertible preferred stock. As the closing stock price on the commitment date was greater than the conversion price, the Company recognized a BCF at the time of issuance.  The Company allocated $1,951,266 to the BCF through an increase to additional paid-in capital and a corresponding decrease to the preferred stock. The resulting additional discount to the preferred stock is also being accreted to the redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument.

The Company included a deduction of $115,376 as an adjustment to net loss attributable to common stockholders on the statement of operations and in determining loss per share for the three months ended March 31, 2014.  This represents the current quarter accretion of the transaction costs of $268,323, BCF of $1,951,266 and fair value allocated to the embedded derivatives of $170,337 recorded at the time of the issuance.  The Company also included a deduction of $186,904 as an adjustment to net loss attributable to common shareholders on the statement of operations and in determining loss per share for the three months ended March 31, 2014 for accrued dividends on the redeemable convertible preferred stock during the period. These dividends were paid in April 2014.

(14) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31, 2014 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2013	$(1,693,905)	$3,410	$(71,892)	$(1,762,387)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(126,286)	(1,815)	(2,698)	(130,799)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	3,190	3,190
Total other comprehensive (loss) income	(126,286)	(1,815)	492	(127,609)
Accumulated other comprehensive (loss) income at March 31, 2014	$(1,820,191)	$1,595	$(71,400)	$(1,889,996)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31, 2013 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2012	$(1,601,138)	$6,210	$(55,122)	$(1,650,050)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	34,527	4,007	(6,718)	31,816
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	2,160	2,160
Total other comprehensive (loss) income	34,527	4,007	(4,558)	33,976
Accumulated other comprehensive (loss) income at March 31, 2013	$(1,566,611)	$10,217	$(59,680)	$(1,616,074)

For the three months ended March 31, 2014 and 2013, the amounts reclassified to net loss related to the Company’s defined benefit plan. These amounts are included within “Operating loss” within the condensed consolidated statements of operations.

(15)  Litigation

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

Stockholder Litigation

The Company is a defendant in a class action lawsuit brought in United Stated District Court for the Eastern District of New York, by Company shareholders (the “Class Action”).  The other defendants are James Weber, the Company's former CFO and Vice President for Operations, and the estate of ReiJane Huai.  Mr. Huai was the Company’s former Chairman, President and CEO.

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

On May 8, 2014 a settlement of the action was approved by the court. In the fourth quarter of 2013, following preliminary approval of the settlement by the district court, the Company deposited $5.0 million into an escrow account, where it was being held pending final settlement.

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

On March 5, 2013, the Suffolk County Division of the Supreme Court of the State of New York granted a motion made by all of the defendants in the Derivative Action, except Mr. Lin, and dismissed the Derivative Action as to all defendants other than Mr. Lin. The stockholders have appealed the dismissal of the Derivative Action. The Company cannot predict when the appeal will be resolved or the ultimate outcome of the matter. Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or the Company’s by-laws.

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

Because the carrier of the next layer of insurance would not be obligated to make payment to the Company until the full $5.0 million first layer limit had been exhausted, this means that the Company was responsible for $1.1 million out of pocket before it could again seek reimbursement from its insurers. The Company accrued for the $1.1 million during 2012.

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

While, at present, the Company does not believe that the amounts it will pay in connection with the Class Action and the Derivative Action will exceed the limits of the first two layers of its coverage, there can be no assurance that if the Company seeks recovery from the additional layers, the recovery the Company makes on the remainder of its insurance will be adequate to cover the costs of its defense or settlement of the Derivative Action, or any damages that might ultimately be awarded against the Company or anyone to whom the Company might owe indemnification if the appeal is successful.

The Company’s remaining insurers may deny coverage under the policies. If the plaintiffs are awarded damages and the Company’s insurance is not adequate to cover the amounts, or its insurers deny coverage, the amounts to be paid by the Company could have a significant negative impact on its financial results, cash flow and cash balances.

Since October 1, 2012, the Company has recorded $7.4 million of total costs associated with the Class Action and the Derivative Actions. The Company has recorded a liability in the amount of $0.3 million in “accrued expenses” in the consolidated balance sheets as of March 31, 2014 which includes estimated legal fees for both the Class Action and the Derivative Action to date. As a result of the agreement reached with the insurer carriers of the Company’s D&O insurance, the Company recorded insurance recoveries of $5.5 million since October 1, 2012 of which $5.3 million have been reimbursed by the Company's insurance carriers and the remaining $0.2 million is recorded as a receivable in “prepaid expenses and other current assets” in the consolidated balance sheet as of March 31, 2014.

 During both the three months ended March 31, 2014 and 2013, the Company recorded $0.1 million of investigation, litigation and settlement related legal costs, net of expected recoveries, related to expenses related to the class action and derivative lawsuits and other settlement related activities that are not recoverable through insurance.

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

(16) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three months ended March 31, 2014 and 2013, and the location of long-lived assets as of March 31, 2014 and December 31, 2013, are summarized as follows:

	Three Months Ended March 31,
	2014	2013
Revenues:
Americas	$4,364,592	$6,435,926
Asia Pacific	3,924,304	4,396,003
Europe, Middle East, Africa and Other	3,712,603	4,452,888
Total Revenues	$12,001,499	$15,284,817

	March 31, 2014	December 31, 2013
Long-lived assets:
Americas	$9,157,985	$9,712,675
Asia Pacific	1,063,034	717,527
Europe, Middle East, Africa and Other	403,335	612,058
Total long-lived assets	$10,624,354	$11,042,260

For the three months ended March 31, 2014 the Company had one customer that accounted for 10% of total revenues. For the three months ended March 31, 2013 the Company had one customer that accounted for 17% of total revenues.  As of March 31, 2014, the Company had one customer that accounted for 12% of the accounts receivable balance. As of December 31, 2013, the Company had one customer that accounted for 12% of the accounts receivable balance.

Due to cash collections of previously reserved accounts receivable balances, the Company recorded benefits of $67,265 and $136,350 during the three months ended March 31, 2014 and 2013, respectively. These amounts are included within revenues in the accompanying condensed consolidated statement of operations.

(17) Restructuring Costs

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. In the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis.  In connection with the 2013 Plan the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities.  The 2013 Plan is expected to be completed during the first half of 2014.  The following table summarizes the activity related to restructuring liabilities recorded in connection with the Company's 2013 Plan:

	Severance related costs	Facility and other costs	Total
Original charge	$3,179,131	$426,889	$3,606,020
Utilized/Paid	(2,067,554)	(231,973)	(2,299,527)
Balance at December 31, 2013	$1,111,577	$194,916	$1,306,493
Provisions/Additions	59,279	164,294	223,573
Utilized/Paid	(450,650)	(104,866)	(555,516)
Balance at March 31, 2014	$720,206	$254,344	$974,550

The severance related liabilities and facility and other liabilities are included within “accrued expenses” and "accounts payable" in the accompanying condensed consolidated balance sheets. The expenses under the 2013 Plan are included within “restructuring costs” in the accompanying condensed consolidated statements of operations. The remaining payments under the 2013 Plan are expected to be paid throughout 2014; however, there can be no assurance that all payments will be completed by that time.

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

OVERVIEW

During the first quarter of 2014, we continued to enter into arrangements that provided our customers with more flexibility in licensing and payment structures. This has resulted, and will continue to result in, changes in timing of when we recognize revenue from some deals from our standard model. Under our standard model, nearly all product revenue is recognized at the time the transaction is completed and the product is delivered to the customer. For those contracts that include more flexible licensing and payment structures, the product revenue may be recognized ratably over the term of the associated maintenance agreement, rather than upon transaction completion and product delivery.

We believe that altering the way we structure some of our deals will make us more competitive in the marketplace by allowing us more flexibility to work with end users to design licensing and payment terms that meet their needs.

One consequence of this change in the way we structure some of our deals is that our GAAP revenue number will likely show greater fluctuations on a quarterly basis. Some license fees that would have been taken into revenue in one quarter, will now be recognized over a longer period of time. For this reason, we are now looking to our quarterly and our annual bookings, rather than to our quarterly and our annual revenue numbers, to gauge our progress.

For the first quarter of 2014, revenues totaled $12.0 million, compared with $15.3 million in the same period of 2013. However, total bookings for the first quarter of 2014 totaled $14.4 million compared with $14.8 million in the same period in 2013.

Our OEM revenues grew markedly in the first quarter as a result of our main Chinese OEM partner refocusing on our products. While we anticipate that this company will continue to be a significant partner, we still expect that our FalconStor-branded solutions will be the main driver of future bookings. Hitachi Data Systems, our largest reseller, accounted for 10% of our total revenue in the first quarter.

Deferred revenue at March 31, 2014 totaled $31.9 million, an increase of 7% compared with the total at December 31, 2013.

Our operating loss in the first quarter of 2014 declined to $2.6 million, compared with $3.9 million in the first quarter of 2013. Our net loss also showed improvement, declining to $2.8 million for the quarter, compared with $4.4 million in the first quarter of 2013. We attribute the declines in operating loss and net loss primarily to the cost-cutting efforts we undertook in the second half of 2013. The rationalization of our expense structure to rebalance our assets with the primary objective of lowering our cost structure to align our operating expenses with our capital resources and the size of our business is having the effect that was intended.

Support and services revenue decreased 6% from $7.5 million for the three months ended March 31, 2013 to $7.0 million for the three months ended March 31, 2014.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2013.

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications and software integrated with industry standard hardware and sold as one complete integrated solution. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. Product revenue consists of both integrated solutions and stand-alone software revenues. Support and services revenues consists of both maintenance revenues and professional services revenues.

Total revenues for the three months ended March 31, 2014 decreased 21% to $12.0 million, compared with $15.3 million for the three months ended March 31, 2013. Our cost of revenues decreased 38% to $2.7 million for the three months ended March 31, 2014, compared with $4.3 million for the three months ended March 31, 2013. Our operating expenses decreased 19% from $14.9 million for the three months ended March 31, 2013 to $12.0 million for the three months ended March 31, 2014. Included in the operating results for the three months ended March 31, 2014 and 2013 was $0.1 million of investigation, litigation and settlement related costs and $0.4 million and $0.8 million, respectively, of share-based compensation expense. Also included in operating expenses was $0.2 million of restructuring costs for the three months ended March 31, 2014.  Net loss for the three months ended March 31, 2014 was $2.8 million, compared with a net loss of $4.4 million for the three months ended March 31, 2013. Net loss attributable to common stockholders, which includes the effects of preferred stock dividends and accretion of the discounts related to the issuance of the Series A preferred stock, was $3.1 million for the three months ended March 31, 2014 compared with $4.4 million for the three months ended March 31, 2013.

Overall, our total operating expenses decreased $2.9 million, or 19%, to $12.0 million for the three months ended March 31, 2014, compared with $14.9 million for the same period in 2013. The decrease in total operating expenses was primarily attributable to our restructuring efforts and to tighter expense controls which we commenced during the third quarter of 2013 to better align our current business plan on a run-rate basis, which included among other items, a decrease in salary and personnel costs and the closure or downsizing of certain foreign offices based on our redesigned go-to-market coverage model. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. Our worldwide headcount was 279 employees as of March 31, 2014, compared with 427 employees as of March 31, 2013.

Revenues

	Three months ended March 31,
	2014	2013
Revenues:
Product revenue	$4,963,059	$7,759,456
Support and services revenue	7,038,440	7,525,361
Total Revenues	$12,001,499	$15,284,817
Year-over-year percentage change
Product revenue	(36)%	(27)%
Support and services revenue	(6)%	(14)%
Total percentage change	(21)%	(21)%

Product revenue

Product revenue is comprised of sales of both licenses for our software solutions and sales of the platforms on which the software is installed. This includes stand-alone software applications and software integrated with industry standard hardware and sold as one complete integrated solution. The products are sold through our OEMs, and through (i) value-added resellers, (ii) distributors, and/or (iii) directly to end-users (collectively “non-OEMs”). These revenues are recognized when all the applicable criteria under Generally Accepted Accounting Principles in the United States are met. Product revenue decreased 36% from $7.8 million for the three months ended March 31, 2013, to $5.0 million for the three months ended March 31, 2014. These amounts are net of a sales return benefit of $0.1 million recognized during both the three months ended March 31, 2014 and 2013, resulting from the impact of our collection efforts of previously reserved accounts receivable. Product revenue represented 41% and 51% of our total revenues for the three months ended March 31, 2014 and 2013, respectively.

Product revenues from our OEM partners increased $0.9 million, while product revenues from our non-OEM partners decreased $3.7 million for the three months ended March 31, 2014, compared with the same period in 2013. The decline in product revenue from our non-OEM channel was primarily due to offering revenue arrangements that provide our customers with more flexibility in licensing and payment structures, which resulted in product revenue from some deals being recognized ratably over the term of the associated maintenance agreement in the first quarter of 2014, rather than upon transaction completion and product delivery as with our standard model. In addition, our non-OEM product revenue softened more than expected, specifically in North America, as a result of the timing of deals closing and elongated sales cycles associated with the more significant transactions, compared with the same period in 2013. We anticipate that as we continue to focus on bookings achievements, our revenue recognized each quarter may lag behind our bookings for the near-term. The increase in OEM product revenues was primarily the result of an increase in sales volume from one of our largest OEM partners in China. Product revenue from our non-OEM channel represented 78% and 98% of our total product revenue for the three months ended March 31, 2014 and 2013, respectively. Product revenue from our OEM partners represented 22% and 2% of our total product revenue for the three months ended March 31, 2014 and 2013, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed or over the contractual term if VSOE does not exist for all undelivered elements. Engineering services are recognized upon customer acceptance or over the remaining contract term if VSOE does not exist for remaining deliverables upon acceptance.  Support and services revenue decreased 6% from $7.5 million for the three months ended March 31, 2013 to $7.0 million for the three months ended March 31, 2014. The decrease in support and services revenue was attributable to decreases in both maintenance and technical support services revenue and professional services revenues.

Maintenance and technical support services revenue decreased from $7.0 million for the three months ended March 31, 2013 to $6.6 million for the three months ended March 31, 2014. Our maintenance and technical support service revenue result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended March 31, 2014, the decline in maintenance and technical support services revenue was primarily attributable to (i) a decrease from the previous year in revenue from sales of products that are generally sold with maintenance, (ii) competitive pricing on products and maintenance in the current competitive environments, and (iii) the timing of contract renewals during the quarter compared with the same period last year.

Professional services revenues decreased from $0.5 million for the three months ended March 31, 2013 to $0.4 million for the same period in 2013. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services and the timing of acceptance from the customer. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenues

	Three months ended March 31,
	2014	2013
Cost of revenues:
Product	$575,124	$1,299,654
Support and service	2,099,251	3,008,403
Total cost of revenues	$2,674,375	$4,308,057
Total Gross Profit	$9,327,124	$10,976,760
Gross Margin:
Product	88%	83%
Support and service	70%	60%
Total gross margin	78%	72%

 Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of capitalized software and shipping and logistics costs. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training.

Cost of product revenue for the three months ended March 31, 2014 decreased $0.7 million, or 56%, to $0.6 million, compared with $1.3 million for the same period in 2013. Product gross margin increased to 88% for the three months ended March 31, 2014, compared with 83% for the same period in 2013. The increase in product gross margin was primarily attributable to an increase in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the same period in 2013. Our cost of support and service revenues for the three months ended March 31, 2014 decreased $0.9 million, or 30%, to $2.1 million, compared with $3.0 million for the same period in 2013. Support and service gross margin increased to 70% for the three months ended March 31, 2014 from 60% for the same period in 2013. The increase in support and service gross margin was primarily attributable to the streamlining of our support functions globally as part of the rebalancing efforts that commenced in the third quarter of 2013 which resulted in a decrease in personnel and facility costs.

Total gross profit decreased $1.6 million, or 15%, to $9.3 million for the three months ended March 31, 2014 from $11.0 million for the same period in 2013. Total gross margin increased to 78% for the three months ended March 31, 2014, from 72% for the same period in 2013. While our total gross profit decreased for the three months ended March 31, 2014, compared with the same period in 2013, we improved our gross margin because we reduced our expense structure and we had a higher percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions, compared with the same period in 2013. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $1.3 million, or 28%, to $3.3 million for the three months ended March 31, 2014, from $4.6 million in the same period in 2013. The decrease in research and development costs was primarily the result of a decline in personnel related costs due to the reduction in headcount as we discontinued the development efforts on our small-to-medium business product line and re-focused our engineering efforts on our core enterprise class solutions as part of the rebalancing efforts that commenced in the third quarter of 2013. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs was $0.1 million for each of the three months ended March 31, 2014 and March 31, 2013.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $1.0 million, or 14%, to $5.9 million for the three months ended March 31, 2014, from $6.8 million for the same period in 2013. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel costs as a result of lower sales and marketing headcount as we closed or downsized several of our foreign office locations during the second half of 2013.  In those geographic regions where we closed our physical locations, we are now servicing our customers through our partners or other regional locations in order to be more cost effective. Share-based compensation expense included in selling and marketing was $0.2 million for the three months ended March 31, 2014 compared to $0.3 million for the same period in 2013.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors’ and officers’ insurance, legal and professional fees, bad debt expense, and other general corporate overhead costs. General and administrative expenses decreased $0.9 million, or 26%, to $2.4 million for the three months ended March 31, 2014, compared with $3.2 million for the same period in 2013. The decrease in general and administrative expenses was primarily due to (i) a decrease in personnel related costs as a result of the decrease in headcount through streamlining our consolidation and reporting process through the implementation of a global ERP system and as a result of the rebalancing efforts that commenced in the third quarter of 2013, and (ii) a decrease of $0.3 million in share-based compensation expense from $0.4 million for the three months ended March 31, 2013 to $0.1 million for the three months ended March 31, 2014.

Investigation, Litigation and Settlement Related Costs

During the three months ended March 31, 2014, our total investigation, litigation, and settlement related costs totaled $0.1 million, which was comprised of $0.2 million of legal expenses related to the class action and derivative lawsuits and legal fees associated with other settlement related activities, partially offset by $0.1 million of expenses that are expected to be recoverable through insurance. During the three months ended March 31, 2013, our total investigation, litigation, and settlement related costs totaled $0.1 million, which was comprised of $0.3 million of legal expenses related to the class action and derivative lawsuits which were partially offset by $0.2 million of insurance recoveries. For further information, refer to Note (15) Litigation, to our unaudited condensed consolidated financial statements.

Restructuring costs

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. In the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis.  In connection with the 2013 Plan the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities.  Restructuring costs incurred during the three months ended March 31, 2014 under the 2013 Plan were $0.2 million. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other Income (Loss), net

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of March 31, 2014, our cash, cash equivalents, and marketable securities totaled $27.9 million, compared with $28.1 million as of March 31, 2013. Interest and other income (loss), net increased $0.4 million to income of $0.1 million for the three months ended March 31, 2014 compared with a loss of $0.3 million for the same period in 2013. The change in interest and other income (loss), net was primarily due to a foreign currency gain of less than $0.1 million during the three months ended March 31, 2014 compared with a foreign currency loss of $0.3 million for the same period in 2013.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For both the three months ended March 31, 2014 and 2013, the Company recorded an income tax provision of $0.2 million, consisting primarily of state and local and foreign taxes.  Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the three months ended March 31, 2014, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2014 estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

	Three months ended March 31,
	2014	2013
Cash provided by (used in):
Operating activities	$337,295	$(1,792,827)
Investing activities	(1,929,857)	133,705
Financing activities	(216,379)	697,500
Effect of exchange rate changes	13,698	(81,282)
Net decrease in cash and cash equivalents	$(1,795,243)	$(1,042,904)

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities balances generated from operating, investing and financing activities. Our cash and cash equivalents and marketable securities balance as of March 31, 2014 totaled $27.9 million, compared with $28.1 million as of December 31, 2013. Cash and cash equivalents totaled $17.5 million, restricted cash totaled $0.8 million and marketable securities totaled $9.6 million at March 31, 2014. As of December 31, 2013, we had $19.3 million in cash and cash equivalents, $0.8 million in restricted cash and $8.1 million in marketable securities.

As of March 31, 2014 and December 31, 2013, the Company had $0.8 million of restricted cash. The restricted cash serves as collateral related to deposit service indebtedness with the Company’s commercial bank. As of March 31, 2014 and December 31, 2013, the Company did not have any debt service indebtedness with the Company’s bank.

During 2013 we met the first two milestones related to our joint development agreement with Violin Memory and received payments of $6.0 million under the agreement. We expect to complete the remaining two milestones during fiscal 2014 and receive the remaining $6.0 million during 2014. However, if we fail to meet certain future obligations under our agreement with Violin, or if we undergo a change of control, some or all of these amounts may need to be refunded to Violin.

Upon certain triggering events, such as bankruptcy, insolvency, a material adverse effect, failure to achieve minimum financial covenants or failure by us to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require us to redeem all or some of the redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require us to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of March 31, 2014, there were no triggering events that would allow the Series A redeemable convertible preferred stockholders to require us to redeem any of the Series A redeemable convertible preferred stock and we do not expect to incur any triggering events during fiscal 2014. However, if certain financial covenants are not met over the next nine months, the Company would work on addressing any financial measures needed to remedy the failed covenants as well as work with the holders of the Series A redeemable convertible preferred stock on obtaining waivers as applicable.

In addition, as of March 31, 2014, our liability for dividends to preferred stockholders totaled $186,904. Holders of the redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%). These dividends were paid using cash on hand during April 2014 as we obtained a waiver from the holders to pay dividends in cash since our cash flow was less than $1.0 million for the first quarter of 2014.

As discussed further in Part II, Item 1 – Legal Proceedings of this quarterly report on Form 10-Q, on May 8, 2014 a settlement of the action was approved by the court. In the fourth quarter of 2013, following preliminary approval of the settlement by the district court, we deposited $5.0 million into an escrow account, where it was being held pending final settlement.

Net cash provided by operating activities was $0.3 million for the three months ended March 31, 2014 compared with net cash used in operating activities of $1.8 million for the three months ended March 31, 2013. The increase in net cash provided by operating activities during the three months ended March 31, 2014, compared with the same period in 2013, was primarily due to the narrowing of our net loss to $2.8 million compared with a net loss of $4.4 million in 2013 and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, prepaid expenses, inventory, accounts payable, accrued expenses and other long-term liabilities, and deferred revenues.

Net cash used in investing activities was $1.9 million for the three months ended March 31, 2014 compared with net cash provided by investing activities of $0.1 million for the three months ended March 31, 2013. Included in investing activities for the three months ended March 31, 2014 and March 31, 2013, are the sales and purchases of our marketable securities, purchases of property and equipment, cash used for security deposits and purchases of intangible assets. The main driver of the cash used in investing activities for the three months ended March 31, 2014 was the net purchases of marketable securities of $1.6 million compared with net sales of $0.7 million in the same period of 2013. The cash used to purchase property and equipment was $0.3 million for the three months ended March 31, 2014 and $0.6 million for the same period in 2013. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

Net cash used in financing activities was $0.2 million for the three months ended March 31, 2014 and related to dividends paid to holders of the Series A redeemable convertible preferred stock. Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2013 and related to proceeds received from the exercise of stock options.

We currently do not have any debt and our only significant commitments are related to our employment agreement with Gary Quinn, our President and Chief Executive Officer, our office leases, and the potential redemption of the Series A redeemable convertible preferred stock as discussed above.

We have an operating lease covering our corporate office facility that expires in April 2021. We also have several operating leases related to offices in foreign countries. The expiration dates for these leases range from 2014 through 2017. Refer to Note (12) Commitments and Contingencies to our unaudited condensed consolidated financial statements.

We believe that our current balance of cash, cash equivalents and marketable securities, and expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note (1), "Summary of Significant Accounting Policies" of our 2013 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2013 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2013.

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of March 31, 2014 and December 31, 2013, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks.

Our cash, cash equivalents and marketable securities aggregated $27.9 million as of March 31, 2014. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short to intermediate-term fixed income securities and AAA-rated money market funds and commercial paper. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that approximately 65% of our total cash, cash equivalents and marketable securities are comprised of money market funds, commercial paper and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at March 31, 2014.

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended March 31, 2014 and 2013, approximately 64% and 58% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at March 31, 2014, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.5 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

See the discussion of the Company’s material litigation in Note (15) – Litigation to the unaudited condensed consolidated financial statements, which is incorporated by reference in Item 1.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2013. The information below sets forth additional risk factors or risk factors that have had material changes since the 2013 10-K, and should be read in conjunction with Item 1A of the 2013 10-K.

We have a significant number of outstanding preferred stock and options, the conversion and exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.
As of March 31, 2014, we had outstanding options to purchase 7,362,732 shares of our common stock, we had an aggregate of 605,600 outstanding restricted shares and outstanding Series A redeemable convertible preferred stock convertible into 8,781,516 shares of our common stock. If all of the outstanding options were exercised, the proceeds to the Company would average $4.19 per share. In addition, over the next five years up to an additional 4,390,760 shares of common stock are potentially issuable as dividends with respect to the Series A redeemable convertible preferred stock (based on an assumed dividend rate of 10% per annum). We also had 4,707,329 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of common stock outstanding. In no event shall the number of shares of common stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan.
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
We have had only one profitable quarter since 2009. There is no guarantee that we will be able to return to, or to maintain, profitability.
While we were profitable in the fourth quarter of 2013, our profitability was the result of a gain recorded from a sale of an investment, which we do not expect to recur and we incurred losses in the first quarter of 2014 and in each of the seventeen quarters preceding the one quarter of profitability. We have taken steps to try to reduce or eliminate the chance of future losses - such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products - but there is no guarantee that we will be able to maintain profitability. As of March 31, 2014, we had approximately $27.9 million in cash, cash equivalents and marketable securities. If losses continue, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.

Our stock price may be volatile.
The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the twelve months ended March 31, 2014, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $0.89 and $2.60. To the extent the market price of our common stock consistently closes below $1.00 per share, we may be subject to delisting from the NASDAQ Global Market. If our common stock is delisted from the NASDAQ Global Market, it could materially impact the liquidity of our stock or our ability to raise more capital. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results, including changes in the timing of when we recognize revenue;

•	the status of the class action and derivative lawsuits;

•	failure to meet financial estimates;

•	changes in market valuations of other technology companies, particularly those in the network storage software market;

•	the announcement of any strategic alternatives;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, strategic alternatives, joint ventures or capital commitments;

•	loss of one or more key customers;

•	the issuance of additional shares of the Series A redeemable convertible preferred stock pursuant to dividend rights; and

•	departures of key personnel.

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

Our agreements with the holders of the Series A redeemable convertible preferred stock provide that such holders will receive quarterly dividends on the Series A redeemable convertible preferred stock at prime rate plus 5%, subject to a maximum dividend rate of 10%. If, we do not have positive cash flow of $1 million in any calendar quarter (after allowance for payment of the dividends), then we can either roll over the dividends or pay the dividends in Company common stock (subject to the satisfaction of certain equity conditions). During both the fourth quarter of 2013 and the first quarter of 2014 the holders of the Series A redeemable convertible preferred stock waived the $1.0 million positive cash flow requirement and allowed the Company to pay the dividends in cash. There can be no assurance that the holders of the Series A redeemable convertible preferred stock will waive this requirement in the future. After the first year of issuance of the Series A redeemable convertible preferred stock, the holders of the Series A redeemable convertible preferred stock have the right to convert the accrued but unpaid dividends into Company common stock. The payment of the dividends will reduce the cash that we have available to invest in our business. If any dividends are paid in common stock, this will dilute the holdings of all other stockholders. There can be no assurance that we will have enough cash to pay the dividends in cash.

We continue to have turnover in our senior management.

Following the close of the first quarter of 2014, the General Manager of our Asia/Pacific region resigned. For now, we have chosen not to hire a new general manager for the region while we determine the best management structure for the region.

A significant portion of our receivables and revenue is concentrated with one customer.

As of March 31, 2014 Hitachi Data Systems ("HDS") accounts receivable balance was 12% of our gross accounts receivable balance. HDS also provided 10% of our revenue in the first quarter of 2014. We currently have no reason to expect that HDS will fail to pay the amounts invoiced, nor do we have any history of non-payment with HDS, but the concentration of this receivable means that any failure by HDS to pay us all or a significant portion of this receivable would have a material impact on us.

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

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – March 31, 2014 and December 31, 2013.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three Months Ended March 31, 2014 and 2013.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Loss – Three Months Ended March 31, 2014 and 2013.

(iv)	unaudited Condensed Consolidated Statement of Cash Flows – Three Months Ended March 31, 2014 and 2013.

(v)	Notes to unaudited Condensed Consolidated Financial Statements – March 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Louis J. Petrucelly
Louis J. Petrucelly
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Gary Quinn
Gary Quinn
President & Chief Executive Officer
May 8, 2014	(principal executive officer)