Form 10-Q
period 2014-06-30
FALCONSTOR SOFTWARE INC
filed 2014-07-31
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

The number of shares of Common Stock outstanding as of July 30, 2014 was 45,217,746.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,333,685	$19,288,340
Restricted cash	750,000	750,000
Marketable securities	9,694,304	8,073,108
Accounts receivable, net of allowances of $221,081 and $276,302, respectively	7,566,015	11,150,323
Prepaid expenses and other current assets	1,669,715	1,636,891
Inventory	692,395	919,390
Deferred tax assets, net	358,092	358,092
Total current assets	39,064,206	42,176,144
Property and equipment, net of accumulated depreciation of $16,800,970 and $16,022,230, respectively	2,627,624	3,317,344
Deferred tax assets, net	62,534	49,651
Software development costs, net	1,571,951	1,796,075
Other assets	1,422,265	1,549,255
Goodwill	4,150,339	4,150,339
Other intangible assets, net	161,633	179,596
Total assets	$49,060,552	$53,218,404
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,388,317	$1,024,180
Accrued expenses	7,133,299	8,658,863
Deferred tax liabilities, net	18,005	18,005
Deferred revenue, net	18,618,744	18,148,268
Total current liabilities	27,158,365	27,849,316
Other long-term liabilities	637,229	617,300
Deferred tax liabilities, net	205,948	193,705
Deferred revenue, net	14,515,430	11,602,177
Total liabilities	42,516,972	40,262,498
Commitments and contingencies
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $9,000,000	6,973,485	6,737,578
Stockholders' equity:
Common stock - $.001 par value, 100,000,000 shares authorized, 56,105,122 and 56,036,972 shares issued, respectively and 44,967,746 and 48,031,737 shares outstanding, respectively	56,105	56,037
Additional paid-in capital	166,933,343	166,683,726
Accumulated deficit	(113,313,560)	(111,842,709)
Common stock held in treasury, at cost (11,137,376 and 8,005,235 shares, respectively)	(52,209,658)	(46,916,339)
Accumulated other comprehensive loss, net	(1,896,135)	(1,762,387)
Total stockholders' (deficit) equity	(429,905)	6,218,328
Total liabilities and stockholders' (deficit) equity	$49,060,552	$53,218,404

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product revenues	$4,252,486	$6,542,429	$9,215,545	$14,301,885
Support and services revenues	7,050,181	7,431,710	14,088,621	14,957,071
Total revenues	11,302,667	13,974,139	23,304,166	29,258,956
Cost of revenues:
Product	698,222	963,102	1,273,346	2,262,756
Support and service	2,009,441	2,861,992	4,108,692	5,870,395
Total cost of revenues	2,707,663	3,825,094	5,382,038	8,133,151
Gross profit	$8,595,004	$10,149,045	$17,922,128	$21,125,805
Operating expenses:
Research and development costs	3,143,224	4,395,823	6,492,019	9,044,432
Selling and marketing	6,351,947	6,879,315	12,240,413	13,719,886
General and administrative	2,364,380	3,361,881	4,755,790	6,608,948
Investigation, litigation, and settlement related costs	(5,275,920)	62,392	(5,164,209)	176,458
Restructuring costs	562,913	—	786,486	—
Total operating expenses	7,146,544	14,699,411	19,110,499	29,549,724
Operating income (loss)	1,448,460	(4,550,366)	(1,188,371)	(8,423,919)
Interest and other (loss) income, net	(30,982)	(487,176)	19,126	(817,966)
Income (loss) before income taxes	1,417,478	(5,037,542)	(1,169,245)	(9,241,885)
Provision for income taxes	86,531	169,751	301,606	345,853
Net income (loss)	$1,330,947	$(5,207,293)	$(1,470,851)	$(9,587,738)
Less: Accrual of preferred stock dividends	186,904	—	373,808	—
Less: Accretion to redemption value of Series A preferred stock	120,531	—	235,907	—
Net income (loss) attributable to common stockholders	$1,023,512	$(5,207,293)	$(2,080,566)	$(9,587,738)
Basic net income (loss) per share attributable to common stockholders	$0.02	$(0.11)	$(0.04)	$(0.20)
Diluted net income (loss) per share attributable to common stockholders	$0.02	$(0.11)	$(0.04)	$(0.20)
Weighted average basic shares outstanding	47,919,318	47,996,027	47,975,217	47,929,799
Weighted average diluted shares outstanding	48,780,606	47,996,027	47,975,217	47,929,799

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$1,330,947	$(5,207,293)	$(1,470,851)	$(9,587,738)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation	(12,184)	(19,737)	(138,470)	14,790
Net unrealized gain (loss) on marketable securities	2,433	(5,457)	618	(1,450)
Net minimum pension liability	3,612	3,612	4,104	(946)
Total other comprehensive (loss) income, net of taxes:	(6,139)	(21,582)	(133,748)	12,394
Total comprehensive income (loss)	$1,324,808	$(5,228,875)	$(1,604,599)	$(9,575,344)
Less: Accrual of preferred stock dividends	186,904	—	373,808	—
Less: Accretion to redemption value of Series A preferred stock	120,531	—	235,907	—
Total comprehensive income (loss) attributable to common stockholders	$1,017,373	$(5,228,875)	$(2,214,314)	$(9,575,344)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,470,851)	$(9,587,738)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,225,667	1,369,782
Share-based payment compensation	832,099	1,131,530
Non-cash professional services expenses	2,616	—
Gain on Estate litigation settlement	(5,293,319)	—
Restructuring costs	786,486	—
Payment of restructuring costs	(749,724)	(478)
Realized gain on marketable securities	—	(3,199)
Provision for returns and doubtful accounts	(23,530)	(378,923)
Deferred income tax provision	(12,090)	(7,772)
Changes in operating assets and liabilities:
Accounts receivable	3,584,824	4,791,340
Prepaid expenses and other current assets	6,394	281,372
Inventory	226,995	(261,379)
Other assets	212,453	(39,742)
Accounts payable	323,445	(712,032)
Accrued expenses and other long-term liabilities	(1,550,577)	(2,167,820)
Deferred revenue	3,333,415	(1,237,922)
Net cash provided by (used in) operating activities	1,434,303	(6,822,981)
Cash flows from investing activities:
Sales of marketable securities	21,591,226	7,480,733
Purchases of marketable securities	(23,211,804)	(4,789,832)
Purchases of property and equipment	(328,019)	(1,116,911)
Capitalized software development costs	—	(247,429)
Security deposits	(74,229)	(250,000)
Purchase of intangible assets	(42,853)	(61,781)
Net cash (used in) provided by investing activities	(2,065,679)	1,014,780
Cash flows from financing activities:
Proceeds from exercise of stock options	24,684	697,500
Dividends paid on Series A preferred stock	(403,283)	—
Net cash (used in) provided by financing activities	(378,599)	697,500
Effect of exchange rate changes on cash and cash equivalents	55,320	(246,987)
Net decrease in cash and cash equivalents	(954,655)	(5,357,688)
Cash and cash equivalents, beginning of period	19,288,340	18,651,468
Cash and cash equivalents, end of period	$18,333,685	$13,293,780
Supplemental disclosures:
Cash paid/(refund received) for income taxes, net	$30,428	$(132,217)
Non-cash financing activities:
Undistributed preferred stock dividends	$186,904	$—
The Company did not pay any interest for the six months ended June 30, 2014 and 2013.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2014, and the results of its operations for the three and six months ended June 30, 2014 and 2013. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K").

(e) Reclassifications

Certain reclassifications were made to the prior period amounts to conform to the current period presentation.

(f)  Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued new guidance which requires the netting of an unrecognized tax benefit, or a portion of an unrecognized tax benefit, against a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed.  The new guidance is effective prospectively to all existing unrecognized tax benefits, but entities can choose to apply it retrospectively. The adoption of this new accounting guidance in the first quarter of 2014 has not had any impact on the Company's consolidated financial position, results of operations or cash flows.

(g)  Recently Issued Accounting Pronouncements

On May 28, 2014, the FASB issued new guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

(2) Summary of Significant Accounting Policies

The Company's significant accounting policies were described in Note (1) "Summary of Significant Accounting Policies" of the 2013 Form 10-K. There have been no significant changes in the Company's significant accounting policies since December 31, 2013. The Company's revenue recognition accounting policy is included below. For a description of the Company's other significant accounting policies refer to the 2013 Form 10-K.

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

(3) Earnings Per Share

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and redeemable convertible preferred stock outstanding.

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options and restricted stock	6,286,802	11,323,575	8,898,259	11,323,575
Preferred stock	8,781,516	—	8,781,516	—
Total anti-dilutive common stock equivalents	15,068,318	11,323,575	17,679,775	11,323,575

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator
Net income (loss)	$1,330,947	$(5,207,293)	$(1,470,851)	$(9,587,738)
Effects of redeemable convertible preferred stock:
Less: Preferred stock dividends	186,904	—	373,808	—
Less: Accretion to redemption value of Series A preferred stock	120,531	—	235,907	—
Net income (loss) attributable to common stockholders	$1,023,512	$(5,207,293)	$(2,080,566)	$(9,587,738)
Denominator
Basic shares outstanding	47,919,318	47,996,027	47,975,217	47,929,799
Effect of dilutive securities:
Stock options and restricted stock	861,288	—	—	—
Preferred stock	—	—	—	—
Diluted shares outstanding	48,780,606	47,996,027	47,975,217	47,929,799
EPS
Basic net income (loss) per share attributable to common stockholders	$0.02	$(0.11)	$(0.04)	$(0.20)
Diluted net income (loss) per share attributable to common stockholders	$0.02	$(0.11)	$(0.04)	$(0.20)

(4) Inventories

At June 30, 2014 and December 31, 2013 inventories are as follows:

	June 30, 2014	December 31, 2013
Component materials	$16,647	$10,073
Finished systems	675,748	909,317
Total Inventory	$692,395	$919,390

As of June 30, 2014 and December 31, 2013, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

(5) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Property and Equipment:
Gross carrying amount	$19,428,594	$19,339,574
Accumulated depreciation	(16,800,970)	(16,022,230)
Property and Equipment, net	$2,627,624	$3,317,344

For the three months ended June 30, 2014 and 2013, depreciation expense was $447,410 and $561,448, respectively.  For the six months ended June 30, 2014 and 2013, depreciation expense was $940,727 and $1,148,428, respectively. During the second quarter of 2014, in connection with the Company's 2013 restructuring plan, the Company wrote-off gross property and equipment of $240,917 and the associated accumulated depreciation of $142,908, related to assets that were no longer in use as a result of the closure of a foreign facility. For further information, refer to Note (18) Restructuring Costs.

(6) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Software development costs:
Gross carrying amount	$2,718,900	$2,718,900
Accumulated amortization	(1,146,949)	(922,825)
Software development costs, net	$1,571,951	$1,796,075

During the three months ended June 30, 2014 and 2013, the Company recorded $121,821 and $82,063, respectively, of amortization expense related to capitalized software costs. During the six months ended June 30, 2014 and 2013, the Company recorded $224,124 and $164,125, respectively, of amortization expense related to capitalized software costs.

(7) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,299,562	$3,256,709
Accumulated amortization	(3,137,929)	(3,077,113)
Net carrying amount	$161,633	$179,596

For the three months ended June 30, 2014 and 2013, amortization expense was $31,846 and $27,687, respectively. For the six months ended June 30, 2014 and 2013, amortization expense was $60,816 and $57,229, respectively.

(8) Share-Based Payment Arrangements

The following table summarizes the plans under which the Company was able to grant equity compensation as of June 30, 2014:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares
FalconStor Software, Inc., 2006 Incentive Stock Plan	13,455,546	3,081,852	7,695,192	May 17, 2016
FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	400,000	290,000	93,500	May 9, 2016

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of June 30, 2014:

Name of Plan	Shares Available for Grant	Shares Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	—	812,567

2004 Outside Directors Stock Option Plan	—	120,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	—	160,000

FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan	—	17,000

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenues - Product	$—	$50	$—	$99
Cost of revenues - Support and Service	32,454	53,936	54,337	104,192
Research and development costs	86,608	87,028	175,407	221,938
Selling and marketing	50,787	(11,848)	212,974	272,190
General and administrative	252,205	111,629	391,997	533,111
	$422,054	$240,795	$834,715	$1,131,530

On April 1, 2014 the Company granted 2,037,857 shares of restricted stock to certain Company officers and employees. The restricted shares have terms of four years. The restrictions on various portions of the restricted stock lapse upon the Company's achievement of performance criteria related to: Common Stock price; GAAP earnings per share; non-GAAP earnings per share; cash related targets; and revenue/billings related targets.

The fair value of awards related to the earnings per share, cash and revenue performance criteria is the closing stock price of the Company's common stock on the date of grant of $1.62. Share-based compensation expense for the performance criteria is recorded when the achievement of the performance condition is considered probable of achievement and is recorded straight-line over the requisite service period. The fair value of the common stock price market condition was calculated using the Monte Carlo simulation model resulting in a weighted average fair value of $1.00. Share-based compensation expense for the common stock price market condition is recorded straight-line over the longer of the explicit service period or the service period derived from the Monte Carlo simulation. The explicit service period and the service period derived from the Monte Carlo simulation were the same for the April 1, 2014 grant.

(9) Income Taxes

The Company’s provision for income taxes consists of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the six months ended June 30, 2014 and 2013, the Company recorded an income tax provision of $301,606 and $345,853, respectively, consisting primarily of state and local and foreign taxes. The effective tax rate for the six months ended June 30, 2014 and June 30, 2013 was (25.8%) and (3.7%), respectively. As of June 30, 2014, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2014 estimated annual effective tax rate. As of June 30, 2014, the valuation allowance totaled approximately $34.5 million.

The Company’s total unrecognized tax benefits, excluding interest, at both June 30, 2014 and December 31, 2013 were $217,237. At June 30, 2014, $292,380 of unrecognized tax benefits, including interest, if recognized, would reduce the Company’s effective tax rate. As of June 30, 2014 and December 31, 2013, the Company had $75,143 and $66,875, respectively, of accrued interest.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At June 30, 2014 and December 31, 2013, the Level 1 category included money market funds and commercial paper, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At June 30, 2014 and December 31, 2013, the Level 2 category included government securities and corporate debt securities, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At June 30, 2014 and December 31, 2013, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of June 30, 2014 or December 31, 2013.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2014:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$6,950,932	$6,950,932	$—	$—
Corporate debt and government securities	903,449	—	903,449	—
Total cash equivalents	7,854,381	6,950,932	903,449	—
Marketable securities:
Corporate debt and government securities	9,694,304	—	9,694,304	—
Total marketable securities	9,694,304	—	9,694,304	—
Derivative liabilities:
Derivative Instruments	111,470	—	—	111,470
Total derivative liabilities	111,470	—	—	111,470

Total assets and liabilities measured at fair value	$17,660,155	$6,950,932	$10,597,753	$111,470

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$8,486,633	$8,486,633	$—	$—
Total cash equivalents	8,486,633	8,486,633	—	—
Marketable securities:
Corporate debt and government securities	8,073,108	—	8,073,108	—
Total marketable securities	8,073,108	—	8,073,108	—
Derivative liabilities:
Derivative Instruments	159,134	—	—	159,134
Total derivative liabilities	159,134	—	—	159,134

Total assets and liabilities measured at fair value	$16,718,875	$8,486,633	$8,073,108	$159,134

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning Balance	$127,288	$—	$159,134	$—
Total gains recognized in earnings	(15,818)	—	(47,664)	—
Ending Balance	$111,470	$—	$111,470	$—

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

The cost and fair values of the Company’s available-for-sale marketable securities as of June 30, 2014, are as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Gains
Government securities	$8,227,665	$8,223,752	$3,913
Corporate debt securities	1,466,639	1,466,524	115
	$9,694,304	$9,690,276	$4,028

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2013, are as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Gains
Government securities	$6,252,339	$6,249,483	$2,856
Corporate debt securities	1,820,769	1,820,215	554
	$8,073,108	$8,069,698	$3,410

(12) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2014 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of June 30, 2014:

2014	$1,510,999
2015	2,140,227
2016	1,674,311
2017	1,594,291
2018	1,459,190
Thereafter	3,577,335
$11,956,353

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and six months ended June 30, 2014, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company has agreed to indemnify its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on guarantees. From time to time, in the ordinary course of business, the Company receives claims for indemnification, typically from OEMs. The Company is not currently aware of any material claims for indemnification.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of the Company to issue shares upon conversion of the redeemable convertible preferred stock in accordance with its obligations, the redeemable convertible preferred stockholders may require the Company to redeem all or some of the redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event.  On or after August 5, 2017, each redeemable convertible preferred stockholder can require the Company to redeem its redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of June 30, 2014, the Company was not in compliance with the financial covenant based on earnings before interest, taxes, depreciation and amortization ("EBITDA") for two consecutive quarters which provided the redeemable convertible preferred stockholders the right to require the Company to redeem any of the redeemable convertible preferred stock for the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of June 30, 2014. However, on July 17, 2014 the Company obtained a waiver from the holders of the Series A redeemable convertible preferred stock for the EBITDA covenant violation as of June 30, 2014. The Company is working on addressing financial measures needed to pass the quarterly EBITDA covenant for the remainder of fiscal 2014. However, in the event the Company is unable to maintain compliance with the covenant in the future, the Company intends to work with the holders of the Series A redeemable convertible preferred stock to obtain additional waivers, as necessary. As of June 30, 2014, the Company did not fail any other financial or non-financial covenants related to the Company's Series A redeemable convertible preferred stock.

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

In July, 2013, the Company signed a joint development agreement with Violin Memory under which Violin will pay the Company $12.0 million for licenses to certain of the Company's software and for further development of that software.  The first two milestones under the contract were met during 2013 and as a result the Company received $6.0 million under that agreement during 2013 and the Company has recorded this amount as long term deferred revenue as of June 30, 2014.  An additional milestone under the contract was met during the second quarter of 2014 and as a result the Company received $1.5 million under that agreement and recorded this amount as long term deferred revenue as of June 30, 2014. Receipt of the final $4.5 million is broken into several payments and is contingent upon the Company's successful development of future versions of the software within a designated time period, which is no later than December 31 2014.  The Company expects to complete the development within the requisite time frame. If the Company is unable to develop the software, the Company will not receive the additional payments.  In addition, certain provisions of the joint development agreement could require the Company to return some or all of the money that the Company has already received.

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expects to achieve on a go forward basis (the “2013 Plan”).  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities.  As of June 30, 2014 the restructuring accrual totaled $1.2 million. The remaining payments under the 2013 Plan are expected to be paid throughout 2014; however, there can be no assurance that all payments will be completed by that time.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the redeemable convertible preferred stock in accordance with its obligations, the redeemable convertible preferred stockholders may require the Company to redeem all or some of the redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event.  On or after August 5, 2017, each redeemable convertible preferred stockholder can require the Company to redeem its redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If the Company does not have the funds necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, the Company's failure to redeem the redeemable convertible preferred stock would be considered a “Breach Event” under the agreements with the holders of the redeemable convertible preferred stock. If a Breach Event were to occur, then, under the agreements with the holders of our redeemable convertible preferred stock, the Company's Board of Directors would automatically be increased, with the holders of the redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A redeemable convertible preferred stock control of the Company. As of June 30, 2014, the Company was not in compliance with the financial covenant based on EBITDA for two consecutive quarters which provided the redeemable convertible preferred stockholders the right to require the Company to redeem any of the redeemable convertible preferred stock for the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of June 30, 2014. However, on July 17, 2014 the Company obtained a waiver from the holders of the Series A redeemable convertible preferred stock for the EBITDA covenant violation as of June 30, 2014. The Company is working on addressing financial measures needed to pass the quarterly EBITDA covenant for the remainder of fiscal 2014. However, in the event the Company is unable to maintain compliance with the covenant in the future, the Company intends to work with the holders of the Series A redeemable convertible preferred stock to obtain additional waivers, as necessary. As of June 30, 2014, the Company did not fail any other financial or non-financial covenants related to the Company's Series A redeemable convertible preferred stock.

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

Holders of the redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company, at its election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. The Company paid the first and second quarter 2014 quarterly dividends in cash on April 16, 2014 and July 17, 2014, respectively.

Each share of redeemable convertible preferred stock has a vote equal to the number of shares of common stock into which the redeemable convertible preferred stock would be convertible as of the record date of September 13, 2013.  The Company’s closing stock price on the record date was $1.23 per share, which results in voting power of 7,317,073 shares.  In addition, holders of a majority of the redeemable convertible preferred stock must approve certain actions, including any amendments to the Company's charter or bylaws that adversely affects the voting powers, preferences or other rights of the redeemable convertible preferred stock; payment of dividends or distributions; any liquidation, capitalization, reorganization or any other fundamental transaction of the Company; issuance of any equity security senior to or in parity with the redeemable convertible preferred stock as to dividend rights, redemption rights, liquidation preference and other rights; issuances of equity below the conversion price; any liens or borrowings other than non-convertible indebtedness from standard commercial lenders which does not exceed 80% of the company’s accounts receivable; and the redemption or purchase of any capital stock of the Company.

The Company has classified the redeemable convertible preferred stock as temporary equity in the financial statements as it is subject to redemption at the option of the holder under certain circumstances.  As a result of the Company’s analysis of all the embedded conversion and put features within the preferred stock, the contingent redemption put options in the redeemable convertible preferred stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the redeemable convertible preferred stock and recorded as a liability.  These derivative instruments were determined, in the aggregate, to have a fair value of $170,337 at the time of issuance of the preferred stock and were recorded as a reduction to preferred stock.  This discount is being accreted to the redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument.  As of June 30, 2014, the fair value of these derivative instruments was $111,470. The change in fair value of these derivative instruments for the three and six months ended June 30, 2014 of $15,818 and $47,664, respectively, was included in “Interest and other (loss) income, net” within the consolidated statement of operations.

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

The Company included a deduction of $120,531 and $235,907 as an adjustment to net income (loss) attributable to common stockholders on the statement of operations and in determining income (loss) per share for the three and six months ended June 30, 2014, respectively.  This represents the accretion for the three and six months ended June 30, 2014 of the transaction costs of $268,323, BCF of $1,951,266 and fair value allocated to the embedded derivatives of $170,337 recorded at the time of the issuance.  The Company also included a deduction of $186,904 and $373,808 as an adjustment to net income (loss) attributable to common shareholders on the statement of operations and in determining income (loss) per share for the three and six months ended June 30, 2014, respectively, for accrued dividends on the redeemable convertible preferred stock during the period. The first quarter dividend was paid in April 2014 and the second quarter dividend was paid in July 2014, in accordance with the aforementioned waivers.

(14) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive (Loss) income, net of tax, for the three months ended June 30, 2014 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at March 31, 2014	$(1,820,191)	$1,595	$(71,400)	$(1,889,996)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(12,184)	2,433	381	(9,370)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	3,231	3,231
Total other comprehensive (loss) income	(12,184)	2,433	3,612	(6,139)
Accumulated other comprehensive (loss) income at June 30, 2014	$(1,832,375)	$4,028	$(67,788)	$(1,896,135)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the six months ended June 30, 2014 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2013	$(1,693,905)	$3,410	$(71,892)	$(1,762,387)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(138,470)	618	(2,317)	(140,169)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	6,421	6,421
Total other comprehensive (loss) income	(138,470)	618	4,104	(133,748)
Accumulated other comprehensive (loss) income at June 30, 2014	$(1,832,375)	$4,028	$(67,788)	$(1,896,135)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended June 30, 2013 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at March 31, 2013	$(1,566,611)	$10,217	$(59,680)	$(1,616,074)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(19,737)	(2,258)	1,471	(20,524)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(3,199)	2,141	(1,058)
Total other comprehensive (loss) income	(19,737)	(5,457)	3,612	(21,582)
Accumulated other comprehensive (loss) income at June 30, 2013	$(1,586,348)	$4,760	$(56,068)	$(1,637,656)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the six months ended June 30, 2013 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2012	$(1,601,138)	$6,210	$(55,122)	$(1,650,050)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	14,790	1,749	(5,229)	11,310
Amounts reclassified from accumulated other comprehensive (loss) income	—	(3,199)	4,283	1,084
Total other comprehensive (loss) income	14,790	(1,450)	(946)	12,394
Accumulated other comprehensive (loss) income at June 30, 2013	$(1,586,348)	$4,760	$(56,068)	$(1,637,656)

For the three and six months ended June 30, 2014 and 2013, the amounts reclassified to net income (loss) related to the Company’s defined benefit plan and sale of marketable securities. These amounts are included within “Operating loss” within the condensed consolidated statements of operations.

(15) Stockholders' Equity

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

During the three and six months ended June 30, 2014 and 2013, the Company did not repurchase any shares of its common stock. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339. As of June 30, 2014, the Company had the authorization to repurchase 5,994,765 shares of its common stock based upon its judgment and market conditions. The Company is required to get approval from the Series A redeemable convertible preferred stockholders prior to repurchasing its common stock.

On June 12, 2014, the Company entered into an agreement to settle the action it filed against the Estate of ReiJane Huai (the “Estate”) in Surrogates Court, Nassau County, State of New York. Mr. Huai was the former Chairman, President and Chief Executive Officer of the Company. Effective June 27, 2014, pursuant to the settlement agreement, the Estate transferred 3,132,141 shares of FalconStor common stock to the Company. The Company has recorded these shares within treasury and recorded a gain of $5,293,319 within "Investigation, litigation, and settlement related costs" in the condensed consolidated statement of operations based upon the closing price of the Company's stock price on June 26, 2014 of $1.69 per share.

(16)  Litigation

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

 The Company has insurance policies that were purchased to cover, among other things, lawsuits like the Derivative Action and a class action lawsuit that has been settled by the Company (the "Class Action"). The Company’s Directors and Officers (“D&O”) Insurance, is composed of more than one layer, with each layer written by a different insurance company. However, the events that gave rise to the claims in the Derivative Action and the Class Action caused the Company’s insurers to reserve their rights to disclaim, rescind, or otherwise not be obligated to provide coverage to the Company and certain other insureds under the policies. In light of these uncertainties, the Company entered into settlements with two of its insurers. Pursuant to these settlements, the Company will not receive repayment of all amounts it might otherwise have received.

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

Since October 1, 2012, the Company has recorded $7.3 million of total costs associated with the Class Action and the Derivative Actions. The Company has recorded a liability in the amount of $0.1 million in “accrued expenses” in the consolidated balance sheets as of June 30, 2014 which includes estimated legal fees for both the Class Action and the Derivative Action to date. As a result of the agreement reached with the insurer carriers of the Company’s D&O insurance, the Company recorded insurance recoveries of $5.4 million since October 1, 2012 of which $5.3 million have been reimbursed by the Company's insurance carriers and the remaining $0.1 million is recorded as a receivable in “prepaid expenses and other current assets” in the consolidated balance sheet as of June 30, 2014.

The Estate of ReiJane Huai

On June 12, 2014, the Company entered into an agreement to settle the action it filed against the Estate of ReiJane Huai (the “Estate”) in Surrogates Court, Nassau County, State of New York. Mr. Huai was the former Chairman, President and Chief Executive Officer of the Company. The Company believes that prior to entering into the settlement agreement, the Estate owns more than 10% of the voting stock of the Company.
Effective June 27, 2014, pursuant to the settlement agreement, the Estate transferred 3,132,141 shares of FalconStor common stock to the Company. The Company has recorded these shares within treasury. On July 16, 2014, in accordance with the settlement agreement, the Company’s action against the Estate was voluntarily discontinued. The settlement agreement also contained various other terms and conditions. Among the other terms of the agreement were the following:

•	The Company agreed to register for resale, by the Estate, the remaining shares of FalconStor stock formerly registered in the name of Mr. Huai.

•	The Company has a right of first refusal to purchase the remaining shares of FalconStor stock held by the Estate if the Estate proposes to dispose of such shares in any private transactions.

•
Any shares of FalconStor stock held by the Estate are subject to a five-year voting agreement that requires the Estate to vote the shares in accordance with the recommendations of the Company’s Board of Directors.

 During the three months ended June 30, 2014 and 2013, the Company recorded a benefit of $5.3 million and an expense of $0.1 million, respectively, of investigation, litigation and settlement related legal costs, net of expected recoveries, related to expenses related to the Class Action and Derivative Action lawsuits, the Estate settlement and other settlement related activities that are not recoverable through insurance. During the six months ended June 30, 2014 and 2013, the Company recorded a benefit of $5.2 million and expense of $0.2 million, respectively, of investigation, litigation and settlement related legal costs, net of expected recoveries, related to expenses related to the Class Action and Derivative Action lawsuits, the Estate settlement and other settlement related activities that are not recoverable through insurance.

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

(17) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three and six months ended June 30, 2014 and 2013, and the location of long-lived assets as of June 30, 2014 and December 31, 2013, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Americas	$4,514,752	$5,195,655	$8,879,344	$11,631,581
Asia Pacific	3,215,581	4,715,039	7,139,885	9,111,042
Europe, Middle East, Africa and Other	3,572,334	4,063,445	7,284,937	8,516,333
Total Revenues	$11,302,667	$13,974,139	$23,304,166	$29,258,956

	June 30, 2014	December 31, 2013
Long-lived assets:
Americas	$8,610,486	$9,447,517
Asia Pacific	1,081,606	982,685
Europe, Middle East, Africa and Other	304,254	612,058
Total long-lived assets	$9,996,346	$11,042,260

For the three months ended June 30, 2014 the Company had one customer that accounted for 11% of total revenues. For the three months ended June 30, 2013 the Company had two customers that accounted for 10% or more of total revenues.  As of June 30, 2014, the Company had no customers that accounted for 10% of the accounts receivable balance. As of December 31, 2013, the Company had one customer that accounted for 12% of the accounts receivable balance.

The Company recorded provisions for returns of $43,735 and $30,127 during the three months ended June 30, 2014 and 2013, respectively. Due to cash collections of previously reserved accounts receivable balances, the Company recorded benefits of $23,530 and $106,223 during the six months ended June 30, 2014 and 2013, respectively. These amounts are included within revenues in the accompanying condensed consolidated statement of operations.

(18) Restructuring Costs

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. In the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expects to achieve on a go forward basis.  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities.  The 2013 Plan is expected to be completed by December 31, 2014.  The following table summarizes the activity related to restructuring liabilities recorded in connection with the Company's 2013 Plan:

	Severance related costs	Facility and other costs	Total
Original charge	$3,179,131	$426,889	$3,606,020
Utilized/Paid	(2,067,554)	(231,973)	(2,299,527)
Balance at December 31, 2013	$1,111,577	$194,916	$1,306,493
Provisions/Additions	59,279	164,294	223,573
Utilized/Paid	(450,650)	(104,866)	(555,516)
Balance at March 31, 2014	$720,206	$254,344	$974,550
Provisions/Additions	147,525	415,388	562,913
Utilized/Paid	(52,170)	(240,046)	(292,216)
Balance at June 30, 2014	$815,561	$429,686	$1,245,247

Included in facility and other costs for the three months ended June 30, 2014, is a charge of $98,009 related to the write-off of property and equipment that were no longer in use due to the closure of one of the Company's foreign facilities. The severance related liabilities and facility and other liabilities are included within “accrued expenses” and "accounts payable" in the accompanying condensed consolidated balance sheets. The expenses under the 2013 Plan are included within “restructuring costs” in the accompanying condensed consolidated statements of operations. The remaining payments under the 2013 Plan are expected to be paid through the first six months of 2015; however, there can be no assurance that all payments will be completed by that time.

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

OVERVIEW

The most significant Company activity in the second quarter of 2014 was the settlement of our claims against the Estate of ReiJane Huai. Mr. Huai, who is deceased, was our former Chief Executive Officer. On June 12, 2014, we reached a settlement with the Estate pursuant to which the Estate agreed to transfer to us FalconStor common stock held by the Estate. The number of shares transferred was 3,132,141 and was calculated by dividing $5.25 million by the weighted average trading price of FalconStor stock for the ten trading days immediately following the execution of the settlement agreement. The share transfer, which was effective June 27, 2014, resulted in a one-time non-cash gain to the Company of $5.3 million. For more on the settlement, refer to Note (16) – Litigation, to the unaudited condensed consolidated financial statements

During the second quarter of 2014, we continued to enter into arrangements that provided our customers with more flexibility in licensing and payment structures. As we reported last quarter, this has resulted, and will continue to result in, changes in timing of when we recognize revenue from certain deals from our standard model. Under our standard model, nearly all product revenue is recognized at the time the transaction is completed and the product is delivered to the customer. For those contracts that include more flexible licensing and payment structures, the product revenue may be recognized ratably over the term of the associated maintenance agreement, rather than upon transaction completion and product delivery.

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

For the second quarter of 2014, revenues totaled $11.3 million, compared with $14.0 million in the same period of 2013. However, total bookings for the second quarter of 2014 totaled $13.3 million, which was flat compared with the same period in 2013.

Product revenues from our OEM partners increased $0.6 million, while product revenues from our non-OEM partners decreased $2.9 million in the second quarter of 2014 compared with the same period in 2013. Our current OEM revenue is primarily attributable to our largest OEM partner in China. While we anticipate that this company will continue to be a significant partner, we still expect that our FalconStor-branded solutions will be the main driver of future revenue generation. During the second quarter of 2014, we had one customer, Hitachi Data Systems, which accounted for 11% of our total revenue.

Support and services revenue decreased from $7.4 million for the three months ended June 30, 2013 to $7.1 million for the same period in 2014. Included within our support and services revenue were declines of $0.5 million of maintenance and technical support revenues from our OEM partners during the second quarter of 2014 compared with the same period in 2013. However, our maintenance and technical support revenue from our non-OEM partners increased less than $0.1 million during the same period. In addition, our professional services revenues, which are also included in our support and services revenue, increased less than $0.1 million during the second quarter of 2014 as compared to the same period in 2013.

Deferred revenue at June 30, 2014 totaled $33.1million, an increase of 11% compared with the total at December 31, 2013 primarily due to the achievement of a portion of the third milestone within our arrangement with Violin as well as the increase in the number of deals entered into with flexible license and payment structures.

Our operating income in the second quarter of 2014 was $1.4 million, compared with an operating loss of $4.6 million in the second quarter of 2013. Our net income was $1.3 million for the quarter, compared with a net loss of $5.2 million in the second quarter of 2013. However, as noted above, our results for the second quarter of 2014 included a one-time benefit of $5.3 million from our settlement with the Estate. Even when the one-time benefit is removed, the cost-cutting efforts we undertook in the second half of 2013 have positively impacted our results. The rationalization of our expense structure to rebalance our assets with the primary objective of lowering our cost structure to align our operating expenses with our capital resources and the size of our business is having the effect that was intended.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2013.

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

Total revenues for the three months ended June 30, 2014 decreased 19% to $11.3 million, compared with $14.0 million for the three months ended June 30, 2013. Our cost of revenues decreased 29% to $2.7 million for the three months ended June 30, 2014, compared with $3.8 million for the three months ended June 30, 2013. Our operating expenses decreased 51% from $14.7 million for the three months ended June 30, 2013 to $7.1 million for the three months ended June 30, 2014. Included in the operating results for the three months ended June 30, 2014 and 2013 were; (a) a benefit of $5.3 million and an expense of $0.1 million, respectively, of investigation, litigation and settlement related costs; and (b) $0.4 million and $0.2 million, respectively, of share-based compensation expense. Also included in operating expenses for the three months ended June 30, 2014 was $0.6 million of restructuring costs.  Net income for the three months ended June 30, 2014 was $1.3 million, compared with a net loss of $5.2 million for the three months ended June 30, 2013. Net income attributable to common stockholders, which includes the effects of preferred stock dividends and accretion of the discounts related to the issuance of the Series A redeemable convertible preferred stock, was $1.0 million for the three months ended June 30, 2014 compared with a net loss of $5.2 million for the three months ended June 30, 2013.

Overall, our total operating expenses decreased $7.6 million, or 51%, to $7.1 million for the three months ended June 30, 2014, compared with $14.7 million for the same period in 2013. Excluding the gain of $5.3 million recorded during the three months ended June 30, 2014 related to the settlement of the Estate litigation, our total operating expenses decreased $2.3 million, or 15%. This decrease was primarily attributable to our restructuring efforts and to tighter expense controls which we commenced during the third quarter of 2013 to better align our current business plan on a run-rate basis, which included among other items, a decrease in salary and personnel costs and the closure or downsizing of certain foreign offices based on our redesigned go-to-market coverage model. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. Our worldwide headcount was 277 employees as of June 30, 2014, compared with 418 employees as of June 30, 2013.

Revenues

	Three Months Ended June 30,
	2014	2013
Revenues:
Product revenue	$4,252,486	$6,542,429
Support and services revenue	7,050,181	7,431,710
Total Revenues	$11,302,667	$13,974,139
Year-over-year percentage change
Product revenue	(35)%	(17)%
Support and services revenue	(5)%	(14)%
Total percentage change	(19)%	(15)%

Product revenue

Product revenue is comprised of sales of both licenses for our software solutions and sales of the platforms on which the software is installed. This includes stand-alone software applications and software integrated with industry standard hardware and sold as one complete integrated solution. The products are sold through our OEMs, and through (i) value-added resellers, (ii) distributors, and/or (iii) directly to end-users (collectively “non-OEMs”). These revenues are recognized when all the applicable criteria under Generally Accepted Accounting Principles in the United States are met. Product revenue decreased 35% from $6.5 million for the three months ended June 30, 2013, to $4.3 million for the three months ended June 30, 2014. These amounts are net of a sales return expense of less than $0.1 million recognized during both the three months ended June 30, 2014 and 2013. Product revenue represented 38% and 47% of our total revenues for the three months ended June 30, 2014 and 2013, respectively.

Product revenues from our OEM partners increased $0.6 million, while product revenues from our non-OEM partners decreased $2.9 million for the three months ended June 30, 2014, compared with the same period in 2013. The decline in product revenue from our non-OEM channel was primarily due to offering revenue arrangements that provide our customers with more flexibility in licensing and payment structures, which resulted in product revenue from some deals being recognized ratably over the term of the associated maintenance agreement in the second quarter of 2014, rather than upon transaction completion and product delivery as with our standard model. In addition, our non-OEM product revenue softened more than expected, specifically in Asia Pacific, and also as a result of the timing of deals closing and elongated sales cycles associated with the more significant transactions, compared with the same period in 2013. We anticipate that as we continue to focus on bookings achievements, our revenue recognized each quarter may lag behind our bookings for the near-term. The increase in OEM product revenues was primarily the result of an increase in sales volume from one of our largest OEM partners in China. Product revenue from our non-OEM channel represented 84% and 99% of our total product revenue for the three months ended June 30, 2014 and 2013, respectively. Product revenue from our OEM partners represented 16% and 1% of our total product revenue for the three months ended June 30, 2014 and 2013, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed or over the contractual term if VSOE does not exist for all undelivered elements. Engineering services are recognized upon customer acceptance or over the remaining contract term if VSOE does not exist for remaining deliverables upon acceptance.  Support and services revenue decreased 5% from $7.4 million for the three months ended June 30, 2013 to $7.1 million for the three months ended June 30, 2014. The decrease in support and services revenue was attributable to a decrease in maintenance and technical support services revenue, partly offset by an increase in professional services revenues.

Maintenance and technical support services revenue decreased from $7.1 million for the three months ended June 30, 2013 to $6.6 million for the three months ended June 30, 2014. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended June 30, 2014, the decline in maintenance and technical support services revenue was primarily attributable to the continued wind-down in maintenance revenue from certain legacy OEM partners, partly offset by an increase in maintenance revenue from our non-OEM partners.

Professional services revenues increased less than $0.1 million, to $0.4 million, for the three months ended June 30, 2014 compared with the same period in 2013. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenues

	Three Months Ended June 30,
	2014	2013
Cost of revenues:
Product	$698,222	$963,102
Support and service	2,009,441	2,861,992
Total cost of revenues	$2,707,663	$3,825,094
Total Gross Profit	$8,595,004	$10,149,045
Gross Margin:
Product	84%	85%
Support and service	71%	61%
Total gross margin	76%	73%

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

Cost of product revenue for the three months ended June 30, 2014 decreased $0.3 million, or 28%, to $0.7 million, compared with $1.0 million for the same period in 2013. Product gross margin decreased to 84% for the three months ended June 30, 2014, compared with 85% for the same period in 2013. The decrease in product gross margin was primarily attributable to a decrease in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the same period in 2013. Our cost of support and service revenues for the three months ended June 30, 2014 decreased $0.9 million, or 30%, to $2.0 million, compared with $2.9 million for the same period in 2013. Support and service gross margin increased to 71% for the three months ended June 30, 2014 from 61% for the same period in 2013. The increase in support and service gross margin was primarily attributable to the streamlining of our support functions globally as part of the rebalancing efforts that commenced in the third quarter of 2013 which resulted in a decrease in personnel and facility costs.

Total gross profit decreased $1.6 million, or 15%, to $8.6 million for the three months ended June 30, 2014 from $10.1 million for the same period in 2013. Total gross margin increased to 76% for the three months ended June 30, 2014, from 73% for the same period in 2013. While our total gross profit decreased for the three months ended June 30, 2014, compared with the same period in 2013, we improved our gross margin because we reduced our expense structure. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $1.3 million, or 28%, to $3.1 million for the three months ended June 30, 2014, from $4.4 million in the same period in 2013. The decrease in research and development costs was primarily the result of a decline in personnel related costs due to the reduction in headcount as we discontinued the development efforts on our small-to-medium business product line and re-focused our engineering efforts on our core enterprise class solutions as part of the rebalancing efforts that commenced in the third quarter of 2013. This decrease was partly offset by a decrease of $0.2 million in capitalized research and development costs for the three months ended June 30, 2014 compared to June 30, 2013. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs was $0.1 million for each of the three months ended June 30, 2014 and June 30, 2013.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $0.5 million, or 8%, to $6.4 million for the three months ended June 30, 2014, from $6.9 million for the same period in 2013. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel costs as a result of lower sales and marketing headcount as we closed or downsized several of our foreign office locations during the second half of 2013.  In those geographic regions where we closed our physical locations, we now service our customers through our partners or other regional locations in order to be more cost effective. These decreases were partly offset by an increase in marketing costs and the costs related to a new reseller we have engaged to drive our sales to the federal government. Share-based compensation expense included in selling and marketing was $0.1 million for the three months ended June 30, 2014 compared to a credit of less than $0.1 million for the same period in 2013.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors’ and officers’ insurance, legal and professional fees, bad debt expense, and other general corporate overhead costs. General and administrative expenses decreased $1.0 million, or 30%, to $2.4 million for the three months ended June 30, 2014, compared with $3.4 million for the same period in 2013. The decrease in general and administrative expenses was primarily due to a decrease in personnel related costs as a result of the decrease in headcount through streamlining our consolidation and reporting process through the implementation of a global ERP system and as a result of the rebalancing efforts that commenced in the third quarter of 2013 and by a decrease in severance costs of $0.4 million that were recorded in the second quarter of 2013 in connection with the resignation of the Company's former CEO. Share-based compensation expense included in general and administrative expenses was $0.3 million for the three months ended June 30, 2014 compared with $0.1 million for the three months ended June 30, 2013.

Investigation, Litigation and Settlement Related Costs

During the three months ended June 30, 2014, our investigation, litigation, and settlement related costs totaled a benefit of $5.3 million related to a gain of $5.3 million recorded for the settlement of the Estate litigation. During the three months ended June 30, 2013, our investigation, litigation, and settlement related costs totaled $0.1 million, which was comprised of $0.2 million of legal expenses related to the class action and derivative lawsuits partially offset by $0.1 million of insurance recoveries. For further information, refer to Note (16) Litigation, to our unaudited condensed consolidated financial statements.

Restructuring costs

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. In the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis.  In connection with the 2013 Plan the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities.  Restructuring costs incurred during the three months ended June 30, 2014 under the 2013 Plan were $0.6 million. For further information, refer to Note (18) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other (Loss) Income, net

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of June 30, 2014, our cash, cash equivalents, and marketable securities totaled $28.8 million, compared with $21.9 million as of June 30, 2013. Interest and other (loss) income, net decreased $0.5 million to a loss of less than $0.1 million for the three months ended June 30, 2014 compared with a loss of $0.5 million for the same period in 2013. The change in interest and other (loss) income, net was primarily due to a foreign currency loss of less than $0.1 million during the three months ended June 30, 2014 compared with a foreign currency loss of $0.5 million for the same period in 2013.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For the three months ended June 30, 2014 and 2013, the Company recorded an income tax provision of $0.1 million and $0.2 million, respectively, consisting primarily of state and local and foreign taxes.  Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the three months ended June 30, 2014, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2014 estimated annual effective tax rate.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2013.

Total revenues for the six months ended June 30, 2014 decreased 20% to $23.3 million, compared with $29.3 million for the six months ended June 30, 2013. Our cost of revenues decreased 34% to $5.4 million for the six months ended June 30, 2014, compared with $8.1 million for the six months ended June 30, 2013. Our operating expenses decreased 35% from $29.5 million for the six months ended June 30, 2013 to $19.1 million for the six months ended June 30, 2014. Included in the operating results for the six months ended June 30, 2014 and 2013 were; (a) a benefit of $5.2 million and an expense of $0.2 million, respectively, of investigation, litigation and settlement related costs; and (b) $0.8 million and $1.1 million, respectively, of share-based compensation expense. Also included in operating expenses for the six months ended June 30, 2014 was $0.8 million of restructuring costs.  Net loss for the six months ended June 30, 2014 was $1.5 million, compared with a net loss of $9.6 million for the six months ended June 30, 2013. Net loss attributable to common stockholders, which includes the effects of preferred stock dividends and accretion of the discounts related to the issuance of the Series A redeemable convertible preferred stock, was $2.1 million for the six months ended June 30, 2014 compared with $9.6 million for the six months ended June 30, 2013.

Overall, our total operating expenses decreased $10.4 million, or 35%, to $19.1 million for the six months ended June 30, 2014, compared with $29.5 million for the same period in 2013. Excluding the gain of $5.3 million recorded during the six months ended June 30,2014 related to the settlement of the Estate litigation, our total operating expenses decreased $5.1 million, or 17%.This decrease was primarily attributable to our restructuring efforts and to tighter expense controls which we commenced during the third quarter of 2013 to better align our current business plan on a run-rate basis, which included among other items, a decrease in salary and personnel costs and the closure or downsizing of certain foreign offices based on our redesigned go-to-market coverage model. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. Our worldwide headcount was 277 employees as of June 30, 2014, compared with 418 employees as of June 30, 2013.

Revenues

	Six Months Ended June 30,
	2014	2013
Revenues:
Product revenue	$9,215,545	$14,301,885
Support and services revenue	14,088,621	14,957,071
Total Revenues	$23,304,166	$29,258,956
Year-over-year percentage change
Product revenue	(36)%	(23)%
Support and services revenue	(6)%	(14)%
Total percentage change	(20)%	(18)%

Product revenue

Product revenue decreased 36% from $14.3 million for the six months ended June 30, 2013, to $9.2 million for the six months ended June 30, 2014. These amounts are net of sales return benefits of less than $0.1 million and $0.1 million recognized during the six months ended June 30, 2014 and 2013, respectively, resulting from the impact of our collection efforts of previously reserved accounts receivable. Product revenue represented 40% and 49% of our total revenues for the six months ended June 30, 2014 and 2013, respectively.

Product revenues from our OEM partners increased $1.6 million, while product revenues from our non-OEM partners decreased $6.6 million, for the six months ended June 30, 2014, compared with the same period in 2013. The decline in product revenue from our non-OEM channel was primarily due to offering revenue arrangements that provide our customers with more flexibility in licensing and payment structures, which resulted in product revenue from some deals being recognized ratably over the term of the associated maintenance agreement in the first quarter of 2014, rather than upon transaction completion and product delivery as with our standard model. In addition, our non-OEM product revenue softened more than expected as a result of the timing of deals closing and elongated sales cycles associated with the more significant transactions, compared with the same period in 2013. We anticipate that as we continue to focus on bookings achievements, our revenue recognized each quarter may lag behind our bookings for the near-term. The increase in OEM product revenues was primarily the result of an increase in sales volume from one of our largest OEM partners in China. Product revenue from our non-OEM channel represented 81% and 98% of our total product revenue for the six months ended June 30, 2014 and 2013, respectively. Product revenue from our OEM partners represented 19% and 2% of our total product revenue for the six months ended June 30, 2014 and 2013, respectively.

We continue to focus our investments on the FalconStor-branded non-OEM channel business as we feel this is in line with our long-term outlook.

Support and services revenue

Support and services revenue decreased 6% from $15.0 million for the six months ended June 30, 2013 to $14.1 million for the six months ended June 30, 2014. The decrease in support and services revenue was attributable to decreases in both maintenance and technical support services revenue and professional services revenue.

Maintenance and technical support services revenue decreased from $14.1 million for the six months ended June 30, 2013 to $13.3 million for the six months ended June 30, 2014. Our maintenance and technical support service revenue result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the six months ended June 30, 2014, the decline in maintenance and technical support services revenue was primarily attributable to the continued wind-down in maintenance revenue from certain legacy OEM partners and, to a lesser degree, competitive pricing on products and maintenance in the current environments.

Professional services revenues decreased from $0.9 million for the six months ended June 30, 2013 to $0.8 million for the six months ended June 30, 2014. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services and the timing of acceptance from the customer. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenues

	Six Months Ended June 30,
	2014	2013
Cost of revenues:
Product	$1,273,346	$2,262,756
Support and service	4,108,692	5,870,395
Total cost of revenues	$5,382,038	$8,133,151
Total Gross Profit	$17,922,128	$21,125,805
Gross Margin:
Product	86%	84%
Support and service	71%	61%
Total gross margin	77%	72%

 Cost of revenues, gross profit and gross margin

Cost of product revenue for the six months ended June 30, 2014 decreased $1.0 million, or 44%, to $1.3 million, compared with $2.3 million for the same period in 2013. Product gross margin increased to 86% for the six months ended June 30, 2014, compared with 84% for the same period in 2013. The increase in product gross margin was primarily attributable to an increase in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the same period in 2013. Our cost of support and service revenue for the six months ended June 30, 2014 decreased $1.8 million, or 30%, to $4.1 million, compared with $5.9 million for the same period in 2013. Support and service gross margin increased to 71% for the six months ended June 30, 2014 from 61% for the same period in 2013. The increase in support and service gross margin was primarily attributable to the streamlining of our support functions globally as part of the rebalancing efforts that commenced in the third quarter of 2013 which resulted in a decrease in personnel and facility costs.

Total gross profit decreased $3.2 million, or 15%, to $17.9 million for the six months ended June 30, 2014 from $21.1 million for the same period in 2013. Total gross margin increased to 77% for the six months ended June 30, 2014, from 72% for the same period in 2013. While our total gross profit decreased for the six months ended June 30, 2014, compared with the same period in 2013, we improved our gross margin because we reduced our expense structure and we had a higher percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions, compared with the same period in 2013. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Operating Expenses

Research and Development Costs

Research and development costs decreased $2.6 million, or 28%, to $6.5 million for the six months ended June 30, 2014, from $9.0 million in the same period in 2013. The decrease in research and development costs was primarily the result of a decline in personnel related costs due to the reduction in headcount as we discontinued the development efforts on our small-to-medium business product line and re-focused our engineering efforts on our core enterprise class solutions as part of the rebalancing efforts that commenced in the third quarter of 2013. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. This decrease was partly offset by a decrease of $0.2 million in capitalized research and development costs for the six months ended June 30, 2014 compared to June 30, 2013. Share-based compensation expense included in research and development costs was $0.2 million for each of the six months ended June 30, 2014 and June 30, 2013.

Selling and Marketing

Selling and marketing expenses decreased $1.5 million, or 11%, to $12.2 million for the six months ended June 30, 2014, from $13.7 million for the same period in 2013. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel costs as a result of lower sales and marketing headcount as we closed or downsized several of our foreign office locations during the second half of 2013.  In those geographic regions where we closed our physical locations, we now service our customers through our partners or other regional locations in order to be more cost effective. These decreases were partly offset by an increase in marketing costs and the costs related to a new reseller we have engaged to drive our sales to the federal government. Share-based compensation expense included in selling and marketing was $0.2 million for the six months ended June 30, 2014 compared to $0.3 million for the same period in 2013.

General and Administrative

General and administrative expenses decreased $1.9 million, or 28%, to $4.8 million for the six months ended June 30, 2014, compared with $6.6 million for the same period in 2013. The decrease in general and administrative expenses was primarily due to a decrease in personnel related costs as a result of the decrease in headcount through streamlining our consolidation and reporting process through the implementation of a global ERP system and as a result of the rebalancing efforts that commenced in the third quarter of 2013 and by a decrease in severance costs of $0.4 million that were recorded in the second quarter of 2013 in connection with the resignation of the Company's former CEO. Share-based compensation expense included in general and administrative expenses was $0.4 million for the three months ended June 30, 2014 compared to $0.5 million for the three months ended June 30, 2013.

Investigation, Litigation and Settlement Related Costs

During the six months ended June 30, 2014, our investigation, litigation, and settlement related costs totaled a benefit of $5.2 million related to a gain of $5.3 million recorded for the settlement of the Estate litigation, partly offset by legal expenses related to the class action and derivative lawsuits, and legal fees associated with other settlement related activities. During the six months ended June 30, 2013, our investigation, litigation, and settlement related costs totaled $0.2 million, which was comprised of $0.5 million of legal expenses related to the class action and derivative lawsuits partially offset by $0.3 million of insurance recoveries. For further information, refer to Note (16) Litigation, to our unaudited condensed consolidated financial statements.

Restructuring costs

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. In the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis.  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities.  Restructuring costs incurred during the six months ended June 30, 2014 under the 2013 Plan were $0.8 million. For further information, refer to Note (18) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other (Loss) Income, net

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of June 30, 2014, our cash, cash equivalents, and marketable securities totaled $28.8 million, compared with $21.9 million as of June 30, 2013. Interest and other (loss) income, net increased $0.8 million to income of less than $0.1 million for the six months ended June 30, 2014 compared with a loss of $0.8 million for the same period in 2013. The change in interest and other (loss) income, net was primarily due to a gain of less than $0.1 million recorded during the six months ended June 30, 2014 related to the change in fair value of embedded derivatives compared with a foreign currency loss of $0.8 million for the same period in 2013.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For both the six months ended June 30, 2014 and 2013, the Company recorded an income tax provision of $0.3 million, consisting primarily of state and local and foreign taxes.  Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the six months ended June 30, 2014, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2014 estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
	2014	2013
Cash provided by (used in):
Operating activities	$1,434,303	$(6,822,981)
Investing activities	(2,065,679)	1,014,780
Financing activities	(378,599)	697,500
Effect of exchange rate changes	55,320	(246,987)
Net decrease in cash and cash equivalents	$(954,655)	$(5,357,688)

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities balances generated from operating, investing and financing activities. Our cash and cash equivalents and marketable securities balance as of June 30, 2014 totaled $28.8 million, compared with $28.1 million as of December 31, 2013. Cash and cash equivalents totaled $18.3 million, restricted cash totaled $0.8 million and marketable securities totaled $9.7 million at June 30, 2014. As of December 31, 2013, we had $19.3 million in cash and cash equivalents, $0.8 million in restricted cash and $8.1 million in marketable securities.

As of June 30, 2014 and December 31, 2013, the Company had $0.8 million of restricted cash. The restricted cash serves as collateral related to deposit service indebtedness with the Company’s commercial bank. As of June 30, 2014 and December 31, 2013, the Company did not have any debt service indebtedness with the Company’s bank.

During 2013 we met the first two milestones related to our joint development agreement with Violin Memory and received payments of $6.0 million under the agreement. An additional milestone under the contract was met during the second quarter of 2014 and as a result the Company received a payment of $1.5 million under the agreement. We expect to complete the remaining milestones during fiscal 2014 and to receive the remaining $4.5 million during 2014. However, if we fail to meet certain future obligations under our agreement with Violin, or if we undergo a change of control, some or all of these amounts may need to be refunded to Violin.

Upon certain triggering events, such as bankruptcy, insolvency, a material adverse effect, failure to achieve minimum financial covenants or failure by us to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require us to redeem all or some of the redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require us to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of June 30, 2014, we were not in compliance with the financial covenant based on EBITDA for two consecutive quarters which provided the redeemable convertible preferred stockholders the right to require the Company to redeem any of the redeemable convertible preferred stock for the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of June 30, 2014. However, on July 17, 2014 we obtained a waiver from the holders of the Series A redeemable convertible preferred stock for the EBITDA covenant violation as of June 30, 2014. We are working on addressing financial measures needed to pass the quarterly EBITDA covenant for the remainder of fiscal 2014. In the event we are unable to maintain compliance with our covenant in the future, we intend to work with the holders of the Series A redeemable convertible preferred stock to obtain additional waivers, as necessary. However, if a future covenant violation occurs, there is no guarantee the holders of the Series A redeemable convertible preferred stock will continue to grant the Company a waiver. As of June 30, 2014, we did not fail any other financial or non-financial covenants related to our Series A redeemable convertible preferred stock.

In addition, as of June 30, 2014, our liability for dividends to preferred stockholders totaled $186,904. Holders of the redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%). These dividends were paid using cash on hand on July 17, 2014.

Net cash provided by operating activities was $1.4 million for the six months ended June 30, 2014 compared with net cash used in operating activities of $6.8 million for the six months ended June 30, 2013. The increase in net cash provided by operating activities during the six months ended June 30, 2014, compared with the same period in 2013, was primarily due to the narrowing of our net loss to $1.5 million compared with a net loss of $9.6 million in 2013. In addition, adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, accounts payable, accrued expenses and other long-term liabilities contributed to the increase.

Net cash used in investing activities was $2.1 million for the six months ended June 30, 2014 compared with net cash provided by investing activities of $1.0 million for the six months ended June 30, 2013. Included in investing activities for the six months ended June 30, 2014 and June 30, 2013, are the sales and purchases of our marketable securities, purchases of property and equipment, capitalized software development costs, cash used for security deposits and purchases of intangible assets. The main driver of the cash used in investing activities for the six months ended June 30, 2014 was the net purchases of marketable securities of $1.6 million compared with net sales of $2.7 million in the same period of 2013. The cash used to purchase property and equipment was $0.3 million for the six months ended June 30, 2014 and $1.1 million for the same period in 2013. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

Net cash used in financing activities was $0.4 million for the six months ended June 30, 2014 related to dividends paid to holders of the Series A redeemable convertible preferred stock, partly offset by proceeds received from the exercise of stock options. Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2013 related to proceeds received from the exercise of stock options.

We currently do not have any debt and our only significant commitments are related to our employment agreement with Gary Quinn, our President and Chief Executive Officer, our office leases, potential dividends on our Series A redeemable convertible preferred stock and the potential redemption of the Series A redeemable convertible preferred stock as discussed above.

We have an operating lease covering our corporate office facility that expires in April 2021. We also have several operating leases related to offices in foreign countries. The expiration dates for these leases range from 2014 through 2017. Refer to Note (12) Commitments and Contingencies, to our unaudited condensed consolidated financial statements.

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

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks.

Our cash, cash equivalents and marketable securities aggregated $28.8 million as of June 30, 2014. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short to intermediate-term fixed income securities and AAA-rated money market funds and commercial paper. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that approximately 63% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at June 30, 2014.

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the six months ended June 30, 2014 and 2013, approximately 62% and 60% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at June 30, 2014, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.6 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

See the discussion of the Company’s material litigation in Note (16) – Litigation, to the unaudited condensed consolidated financial statements, which is incorporated by reference in Item 1.

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
As of June 30, 2014, we had outstanding options to purchase 6,269,802 shares of our common stock, we had an aggregate of 2,628,457 outstanding restricted shares and outstanding Series A redeemable convertible preferred stock convertible into 8,781,516 shares of our common stock. If all of the outstanding options were exercised, the proceeds to the Company would average $4.20 per share. In addition, over the next five years up to an additional 4,390,760 shares of common stock are potentially issuable as dividends with respect to the Series A redeemable convertible preferred stock (based on an assumed dividend rate of 10% per annum). We also had 3,371,852 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of common stock outstanding. In no event shall the number of shares of common stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan.
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
We have had only two profitable quarters since 2009. There is no guarantee that we will be able to return to, or to maintain, profitability.
While we were profitable in the fourth quarter of 2013 and the second quarter of 2014, our profitability was the result of a gain recorded from a sale of an investment in the fourth quarter of 2013 and a gain recorded from the settlement with the Estate in the second quarter of 2014, neither of which we expect to recur, and we incurred losses in the first quarter of 2014 and in each of the seventeen quarters preceding the fourth quarter of 2013. We have taken steps to try to reduce or to eliminate the chance of future losses - such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products - but there is no guarantee that we will be able to maintain profitability. As of June 30, 2014, we had approximately $28.8 million in cash, cash equivalents and marketable securities. If losses recur, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.

We have an agreement with Violin Memory for the licensing and the development of software in return for $12 million. If we do not develop the software, we will not receive the money and we could be short on capital in the future.

In July, 2013, we signed an agreement with Violin Memory under which Violin will pay us $12 million for licenses to certain of our software and for further development of that software. We have received $7.5 million under that agreement. Receipt of the remaining $4.5 million is broken into several payments and is contingent upon our successful development of future versions of the software within a designated time period. If we are unable to develop the software, we will not receive the additional payments and we could be short on capital in the future. In addition, certain provisions of the Violin agreement could require us to return some or all of the money that we have already received.

Our stock price may be volatile.
The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the twelve months ended June 30, 2014, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $0.89 and $1.79. To the extent the market price of our common stock consistently closes below $1.00 per share, we may be subject to delisting from the NASDAQ Global Market. If our common stock is delisted from the NASDAQ Global Market, it could materially impact the liquidity of our stock or our ability to raise more capital. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results, including changes in the timing of when we recognize revenue;

•	the status of the derivative lawsuit;

•	failure to meet financial estimates;

•	changes in market valuations of other technology companies, particularly those in the network storage software market;

•	the announcement of any strategic alternatives;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, strategic alternatives, joint ventures or capital commitments;

•	loss of one or more key customers;

•	the issuance of additional shares of the Series A redeemable convertible preferred stock pursuant to dividend rights; and

•	departures of key personnel.

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.
We defaulted under a covenant in the Stock Purchase Agreement covering our Series A redeemable convertible preferred stock. While we obtained a waiver of default, there can be no assurance that we will not default again in the future or that the holders of the Series A redeemable convertible preferred stock will provide waivers of default in the future.
As of June 30, 2014, we were not in compliance with the financial covenant related to EBITDA in the Stock Purchase Agreement (the “SPA”) covering our Series A redeemable convertible preferred stock because we did not reach the agreed upon EBITDA for two consecutive quarters. Under the SPA, this default would allow the Series A redeemable convertible preferred stockholders to require us to redeem any of the Series A redeemable convertible preferred stock for the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of June 30, 2014. We were able to obtain a waiver of the default from the Series A redeemable convertible preferred stockholders. There can be no guarantee that we will meet the EBITDA targets going forward or that the Series A redeemable convertible preferred stockholders will grant a waiver if we fail to meet the financial covenant. If we breach the financial covenant, and if we are unable to obtain a waiver of that default, the Series A redeemable convertible preferred stockholders would be able to redeem their holdings. If the Series A redeemable convertible preferred stock were to be redeemed, it would negatively impact our total cash and cash equivalents.
We continue to have turnover in our senior management.

Following the close of the first quarter of 2014, the General Manager of our Asia/Pacific region resigned. For now, we have chosen not to hire a new general manager for the region while we determine the best management structure for the region.

A significant portion of our revenue is concentrated with one customer.

As of June 30, 2014 Hitachi Data Systems provided 11% of our revenue in the second quarter of 2014.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May yet Be Purchased Under the Plan at Month End
April 2014	—	$—	—	5,994,765
May 2014	—	$—	—	5,994,765
June 2014	3,132,141	$1.69	—	5,994,765
Total	3,132,141	$1.69	—	5,994,765

On June 12, 2014, the Company entered into an agreement to settle the action it filed against the Estate of ReiJane Huai (the “Estate”) in Surrogates Court, Nassau County, State of New York. Mr. Huai was the former Chairman, President and Chief Executive Officer of the Company. Effective June 27, 2014, pursuant to the settlement agreement, the Estate transferred 3,132,141 shares of FalconStor common stock to the Company. The number of shares transferred was determined by dividing $5.25 million by the average volume weighted average trading price per share of the Company's common stock for the ten trading days subsequent to the effective date of the agreement, June 12, 2014. The Company put those shares in treasury and recorded a gain of $5.3 million within "Investigation, litigation, and settlement related costs" in the condensed consolidated statement of operations based upon the closing price of the Company's stock price on June 26, 2014 of $1.69 per share. These shares were not repurchased as part of the Company's publicly announced share repurchase plan and the receipt of these shares did not effect the maximum number of shares that may yet be purchased under the plan.

Item 3.  Defaults Upon Senior Securities

As of June 30, 2014, we were not in compliance with the financial covenant based on EBITDA for two consecutive quarters which provided the redeemable convertible preferred stockholders the right to require the Company to redeem any of the redeemable convertible preferred stock for the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of June 30, 2014. However, on July 17, 2014 we obtained a waiver from the holders of the Series A redeemable convertible preferred stock for the EBITDA covenant violation as of June 30, 2014. We are working on addressing financial measures needed to pass the quarterly EBITDA covenant for the remainder of fiscal 2014. However, in the event we are unable to maintain compliance with our covenant in the future, we intend to work with the holders of the Series A redeemable convertible preferred stock to obtain additional waivers, as necessary. As of June 30, 2014, we did not fail any other financial or non-financial covenants related to our Series A redeemable convertible preferred stock.

Item 6.     Exhibits

4.1	Form of Amendment to Form of Restricted Stock Agreement

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – June 30, 2014 and December 31, 2013.

(ii)	unaudited Condensed Consolidated Statement of Operations – Six Months Ended June 30, 2014 and 2013.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Loss – Six Months Ended June 30, 2014 and 2013.

(iv)	unaudited Condensed Consolidated Statement of Cash Flows – Six Months Ended June 30, 2014 and 2013.

(v)	Notes to unaudited Condensed Consolidated Financial Statements – June 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Louis J. Petrucelly
Louis J. Petrucelly
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Gary Quinn
Gary Quinn
President & Chief Executive Officer
July 31, 2014	(principal executive officer)