Form 10-Q
period 2014-09-30
FALCONSTOR SOFTWARE INC
filed 2014-11-07
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or
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

The number of shares of Common Stock outstanding as of October 31, 2014 was 45,222,846.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,697,061	$19,288,340
Restricted cash	750,000	750,000
Marketable securities	12,136,254	8,073,108
Accounts receivable, net of allowances of $146,108 and $276,302, respectively	7,259,882	11,150,323
Prepaid expenses and other current assets	1,827,244	1,636,891
Inventory	314,423	919,390
Deferred tax assets, net	358,092	358,092
Total current assets	36,342,956	42,176,144
Property and equipment, net of accumulated depreciation of $16,550,400 and $16,022,230, respectively	2,377,106	3,317,344
Deferred tax assets, net	35,984	49,651
Software development costs, net	1,551,015	1,796,075
Other assets	1,363,695	1,549,255
Goodwill	4,150,339	4,150,339
Other intangible assets, net	156,676	179,596
Total assets	$45,977,771	$53,218,404
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$846,847	$1,024,180
Accrued expenses	6,515,932	8,658,863
Deferred tax liabilities, net	18,005	18,005
Deferred revenue, net	16,803,671	18,148,268
Total current liabilities	24,184,455	27,849,316
Other long-term liabilities	734,615	617,300
Deferred tax liabilities, net	212,028	193,705
Deferred revenue, net	17,172,135	11,602,177
Total liabilities	42,303,233	40,262,498
Commitments and contingencies
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $9,000,000	7,099,400	6,737,578
Stockholders' equity:
Common stock - $.001 par value, 100,000,000 shares authorized, 56,360,222 and 56,036,972 shares issued, respectively and 45,222,846 and 48,031,737 shares outstanding, respectively	56,360	56,037
Additional paid-in capital	166,991,326	166,683,726
Accumulated deficit	(116,545,959)	(111,842,709)
Common stock held in treasury, at cost (11,137,376 and 8,005,235 shares, respectively)	(52,209,658)	(46,916,339)
Accumulated other comprehensive loss, net	(1,716,931)	(1,762,387)
Total stockholders' (deficit) equity	(3,424,862)	6,218,328
Total liabilities and stockholders' (deficit) equity	$45,977,771	$53,218,404

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product revenues	$3,940,479	$6,584,876	$13,156,024	$20,886,761
Support and services revenues	7,234,961	8,145,162	21,323,582	23,102,233
Total revenues	11,175,440	14,730,038	34,479,606	43,988,994
Cost of revenues:
Product	834,628	1,202,489	2,107,974	3,465,245
Support and service	1,757,716	2,566,471	5,866,408	8,436,866
Total cost of revenues	2,592,344	3,768,960	7,974,382	11,902,111
Gross profit	$8,583,096	$10,961,078	$26,505,224	$32,086,883
Operating expenses:
Research and development costs	2,995,150	3,645,283	9,487,169	12,689,715
Selling and marketing	5,776,558	6,070,697	18,016,971	19,790,583
General and administrative	2,140,460	3,018,091	6,896,250	9,627,039
Investigation, litigation, and settlement related costs	(22,502)	99,316	(5,186,711)	275,774
Restructuring costs	259,078	2,290,831	1,045,564	2,290,831
Total operating expenses	11,148,744	15,124,218	30,259,243	44,673,942
Operating loss	(2,565,648)	(4,163,140)	(3,754,019)	(12,587,059)
Interest and other loss, net	(504,124)	(3,212)	(484,998)	(821,178)
Loss before income taxes	(3,069,772)	(4,166,352)	(4,239,017)	(13,408,237)
Provision (Benefit) for income taxes	162,627	(1,946,689)	464,233	(1,600,836)
Net loss	$(3,232,399)	$(2,219,663)	$(4,703,250)	$(11,807,401)
Less: Accrual of Series A redeemable convertible preferred stock dividends	186,904	28,875	560,712	28,875
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	125,915	17,061	361,822	17,061
Net loss attributable to common stockholders	$(3,545,218)	$(2,265,599)	$(5,625,784)	$(11,853,337)
Basic net loss per share attributable to common stockholders	$(0.08)	$(0.05)	$(0.12)	$(0.25)
Diluted net loss per share attributable to common stockholders	$(0.08)	$(0.05)	$(0.12)	$(0.25)
Weighted average basic shares outstanding	45,158,184	48,024,916	47,025,887	47,961,853
Weighted average diluted shares outstanding	45,158,184	48,024,916	47,025,887	47,961,853

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(3,232,399)	$(2,219,663)	$(4,703,250)	$(11,807,401)
Other comprehensive income (loss), net of taxes:
Foreign currency translation	183,858	(932)	45,388	13,858
Net unrealized loss on marketable securities	(3,900)	(2,307)	(3,282)	(3,757)
Net minimum pension liability	(754)	2,965	3,350	2,019
Total other comprehensive income (loss), net of taxes:	179,204	(274)	45,456	12,120
Total comprehensive loss	$(3,053,195)	$(2,219,937)	$(4,657,794)	$(11,795,281)
Less: Accrual of Series A redeemable convertible preferred stock dividends	186,904	28,875	560,712	28,875
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	125,915	17,061	361,822	17,061
Total comprehensive loss attributable to common stockholders	$(3,366,014)	$(2,265,873)	$(5,580,328)	$(11,841,217)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,703,250)	$(11,807,401)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,968,810	2,081,953
Share-based payment compensation	1,205,476	1,258,000
Non-cash professional services expenses	297	36,942
Gain on Estate litigation settlement	(5,293,319)	—
Restructuring costs	832,149	2,265,542
Payment of restructuring costs	(1,004,799)	(1,346,693)
Realized gain on marketable securities	—	(3,545)
Provision for returns and doubtful accounts	(68,838)	(391,371)
Deferred income tax provision	(18,407)	(11,737)
Changes in operating assets and liabilities:
Accounts receivable	3,976,230	5,851,286
Prepaid expenses and other current assets	(188,627)	663,592
Inventory	604,967	(109,621)
Other assets	210,587	(32,900)
Accounts payable	(160,432)	(1,075,552)
Accrued expenses and other long-term liabilities	(1,733,806)	(6,211,327)
Deferred revenue	4,333,607	1,339,297
Net cash used in operating activities	(39,355)	(7,493,535)
Cash flows from investing activities:
Sales of marketable securities	31,901,030	20,806,642
Purchases of marketable securities	(35,967,458)	(16,044,295)
Purchases of property and equipment	(688,579)	(1,124,170)
Capitalized software development costs	(100,885)	(830,301)
Security deposits	(44,247)	(250,000)
Purchase of intangible assets	(67,793)	(100,556)
Net cash (used in) provided by investing activities	(4,967,932)	2,457,320
Cash flows from financing activities:
Proceeds from exercise of stock options	24,684	697,500
Dividends paid on Series A redeemable convertible preferred stock	(590,187)	—
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	8,731,677
Net cash (used in) provided by financing activities	(565,503)	9,429,177
Effect of exchange rate changes on cash and cash equivalents	(18,489)	(93,787)
Net (decrease) increase in cash and cash equivalents	(5,591,279)	4,299,175
Cash and cash equivalents, beginning of period	19,288,340	18,651,468
Cash and cash equivalents, end of period	$13,697,061	$22,950,643
Supplemental disclosures:
Cash paid for income taxes, net	$146,246	$59,023
Non-cash financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$186,904	$28,875
The Company did not pay any interest for the nine months ended September 30, 2014 and 2013.
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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2014, and the results of its operations for the three and nine months ended September 30, 2014 and 2013. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 ("2013 Form 10-K").

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

(g)  Recently Issued Accounting Pronouncements

In August 2014, the FASB issued new guidance which requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable), and to provide related footnote disclosures in certain circumstances. The new standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, which for the Company will be the annual period ending December 31, 2016. Early application is permitted. The Company has not yet adopted this guidance and currently does not expect the adoption of the new guidance by the Company to have a significant impact on our financial results.

In May 2014, the FASB issued new guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles in the United States when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In accordance with the authoritative guidance issued by the FASB on revenue recognition, the Company recognizes revenue from product sales when persuasive evidence of an arrangement exists, the fee is fixed and determinable, the product is delivered, and collection of the resulting receivable is deemed probable. Products delivered to a customer on a trial basis are not recognized as revenue until the trial period has ended and acceptance has occurred by the customer. Reseller customers typically send the Company a purchase order when they have an end user identified. Distributor customers typically send the Company a purchase order when they have a reseller and an end user identified. For bundled arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of product revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon vendor-specific objective evidence (“VSOE”) of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as product revenue. If VSOE does not exist for all undelivered elements of an arrangement, the Company recognizes total revenue from the arrangement ratably over the term of the maintenance agreement. The Company's long-term portion of deferred revenue consists of (i) payments received for maintenance contracts with terms in excess of one year as of the balance sheet date, (ii) payments received for product sales bundled with multiple years of maintenance but for which VSOE did not exist for all undelivered elements of the arrangement, and (iii) payments received in connection with a joint development agreement entered into by the Company in 2013 pursuant to which certain revenue is being deferred until final delivery, acceptance and notification of first customer shipment of the software product being developed and which the Company anticipates will be recognized ratably over the contractual twenty-four month maintenance period. If at any time, the customer elects to terminate their maintenance agreement, any unrecognized deferred revenue would be accelerated and recognized as revenue during the period in which the termination becomes effective. The Company provides an allowance for product returns as a reduction of revenue, based upon historical experience and known or expected trends.

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock options and restricted stock	8,453,854	9,337,725	8,453,854	9,337,725
Series A redeemable convertible preferred stock	8,781,516	8,781,516	8,781,516	8,781,516
Total anti-dilutive common stock equivalents	17,235,370	18,119,241	17,235,370	18,119,241

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator
Net loss	$(3,232,399)	$(2,219,663)	$(4,703,250)	$(11,807,401)
Effects of redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	186,904	28,875	560,712	28,875
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	125,915	17,061	361,822	17,061
Net loss attributable to common stockholders	$(3,545,218)	$(2,265,599)	$(5,625,784)	$(11,853,337)
Denominator
Weighted average basic shares outstanding	45,158,184	48,024,916	47,025,887	47,961,853
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Series A redeemable convertible preferred stock	—	—	—	—
Weighted average diluted shares outstanding	45,158,184	48,024,916	47,025,887	47,961,853
EPS
Basic net loss per share attributable to common stockholders	$(0.08)	$(0.05)	$(0.12)	$(0.25)
Diluted net loss per share attributable to common stockholders	$(0.08)	$(0.05)	$(0.12)	$(0.25)

(4) Inventories

At September 30, 2014 and December 31, 2013 inventories are as follows:

	September 30, 2014	December 31, 2013
Component materials	$11,330	$10,073
Finished systems	303,093	909,317
Total Inventory	$314,423	$919,390

As of September 30, 2014 and December 31, 2013, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

(5) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Property and Equipment:
Gross carrying amount	$18,927,506	$19,339,574
Accumulated depreciation	(16,550,400)	(16,022,230)
Property and Equipment, net	$2,377,106	$3,317,344

For the three months ended September 30, 2014 and 2013, depreciation expense was $378,010 and $570,711, respectively.  For the nine months ended September 30, 2014 and 2013, depreciation expense was $1,318,737 and $1,719,139, respectively. During the three and nine months ended September 30, 2014, in connection with the Company's 2013 restructuring plan, the Company wrote-off gross property and equipment of $318,757 and $559,674, respectively, and the associated accumulated depreciation of $203,351, and $346,259, respectively, related to assets that were no longer in use as a result of the closure of foreign facilities. During the three and nine months ended September 30, 2013, in connection with the Company's 2013 restructuring plan, the Company wrote-off gross property and equipment of $51,070 and $51,070, respectively, and the associated accumulated depreciation of $25,781 and $25,781, respectively, related to assets that were no longer in use as a result of the closure of foreign facilities. For further information, refer to Note (18) Restructuring Costs.

(6) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Software development costs:
Gross carrying amount	$2,819,785	$2,718,900
Accumulated amortization	(1,268,770)	(922,825)
Software development costs, net	$1,551,015	$1,796,075

During the three months ended September 30, 2014 and 2013, the Company recorded $121,821 and $82,063, respectively, of amortization expense related to capitalized software costs. During the nine months ended September 30, 2014 and 2013, the Company recorded $345,945 and $246,188, respectively, of amortization expense related to capitalized software costs.

(7) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,324,502	$3,256,709
Accumulated amortization	(3,167,826)	(3,077,113)
Net carrying amount	$156,676	$179,596

For the three months ended September 30, 2014 and 2013, amortization expense was $29,897 and $34,108, respectively. For the nine months ended September 30, 2014 and 2013, amortization expense was $90,713 and $91,337, respectively.

(8) Share-Based Payment Arrangements

The following table summarizes the plans under which the Company was able to grant equity compensation as of September 30, 2014:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares
FalconStor Software, Inc., 2006 Incentive Stock Plan	13,455,546	3,237,347	7,284,597	May 17, 2016
FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	400,000	290,000	93,500	May 9, 2016

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of September 30, 2014:

Name of Plan	Shares Available for Grant	Shares Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	—	778,757

2004 Outside Directors Stock Option Plan	—	120,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	—	160,000

FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan	—	17,000

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues - Product	$—	$82	$—	$181
Cost of revenues - Support and Service	20,563	7,990	74,900	112,182
Research and development costs	47,085	69,542	222,492	291,480
Selling and marketing	67,214	(56,838)	280,188	215,352
General and administrative	236,196	142,636	628,193	675,747
	$371,058	$163,412	$1,205,773	$1,294,942

On April 1, 2014 the Company granted 2,037,857 shares of restricted stock to certain Company officers and employees. The restricted shares have terms of four years. The restrictions on various portions of the restricted stock lapse upon the Company's achievement of performance criteria related to: Common Stock price; GAAP earnings per share; non-GAAP earnings per share; cash related targets; and revenue/billings related targets. The restricted stock agreement contained a clause that provided the Company with discretion to recover the awards in certain circumstances. This discretion clause was amended on July 30, 2014 and as a result the grant date was determined to be July 30, 2014 in accordance with U.S. GAAP.

The fair value for awards related to the earnings per share, cash and revenue performance criteria is the closing stock price of the Company's common stock on the date of grant of $1.58. Share-based compensation expense for the performance criteria is recorded when the achievement of the performance condition is considered probable of achievement and is recorded straight-line over the requisite service period. The fair value of the common stock price market condition was calculated using the Monte Carlo simulation model resulting in a weighted average fair value of $0.80. Share-based compensation expense for the common stock price market condition is recorded straight-line over the longer of the explicit service period or the service period derived from the Monte Carlo simulation. The explicit service period and the service period derived from the Monte Carlo simulation were the same for the grant.

(9) Income Taxes

The Company’s provision for income taxes consists of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the nine months ended September 30, 2014, the Company recorded an income tax provision of $464,233, consisting primarily of state and local and foreign taxes. For the nine months ended September 30, 2013, the Company recorded an income tax benefit of $1.6 million, consisting of a $2.1 million reversal of unrecognized tax benefits due to the expiration of applicable statutes of limitations partly offset by state and local and foreign taxes. The effective tax rate for the nine months ended September 30, 2014 and September 30, 2013 was (11.0%) and 11.9%, respectively. As of September 30, 2014, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2014 estimated annual effective tax rate. As of September 30, 2014, the valuation allowance totaled approximately $35.8 million.

The Company’s total unrecognized tax benefits, excluding interest, at both September 30, 2014 and December 31, 2013 were $217,237. At September 30, 2014, $296,675 of unrecognized tax benefits, including interest, if recognized, would reduce the Company’s effective tax rate. As of September 30, 2014 and December 31, 2013, the Company had $79,438 and $66,875, respectively, of accrued interest.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At September 30, 2014 and December 31, 2013, the Level 1 category included money market funds and commercial paper, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At September 30, 2014 and December 31, 2013, the Level 2 category included government securities and corporate debt securities, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At September 30, 2014 and December 31, 2013, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of September 30, 2014 or December 31, 2013.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2014:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$4,905,462	$4,905,462	$—	$—
Corporate debt and government securities	543,435	—	543,435	—
Total cash equivalents	5,448,897	4,905,462	543,435	—
Marketable securities:
Corporate debt and government securities	12,136,254	—	12,136,254	—
Total marketable securities	12,136,254	—	12,136,254	—
Derivative liabilities:
Derivative Instruments	178,197	—	—	178,197
Total derivative liabilities	178,197	—	—	178,197

Total assets and liabilities measured at fair value	$17,763,348	$4,905,462	$12,679,689	$178,197

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$8,486,633	$8,486,633	$—	$—
Total cash equivalents	8,486,633	8,486,633	—	—
Marketable securities:
Corporate debt and government securities	8,073,108	—	8,073,108	—
Total marketable securities	8,073,108	—	8,073,108	—
Derivative liabilities:
Derivative Instruments	159,134	—	—	159,134
Total derivative liabilities	159,134	—	—	159,134

Total assets and liabilities measured at fair value	$16,718,875	$8,486,633	$8,073,108	$159,134

The fair value of the Company’s investments in corporate debt and government securities have been determined utilizing third party pricing services and verified by the Company. The pricing services use inputs to determine fair value which are derived from observable market sources including reportable trades, benchmark curves, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. These investments are included in Level 2 of the fair value hierarchy.

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning Balance	$111,470	$—	$159,134	$—
Issuance of Derivative Instruments	—	170,337	—	170,337
Total loss recognized in earnings	66,727	—	19,063	—
Ending Balance	$178,197	$170,337	$178,197	$170,337

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

The cost and fair values of the Company’s available-for-sale marketable securities as of September 30, 2014, are as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Gains/(losses)
Government securities	$7,577,349	$7,576,249	$1,100
Corporate debt securities	4,558,905	4,559,877	(972)
Marketable Securities	$12,136,254	$12,136,126	$128

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2013, are as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Gains
Government securities	$6,252,339	$6,249,483	$2,856
Corporate debt securities	1,820,769	1,820,215	554
Marketable Securities	$8,073,108	$8,069,698	$3,410

(12) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2014 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of September 30, 2014:

2014	$715,210
2015	2,144,155
2016	1,708,468
2017	1,591,012
2018	1,459,190
Thereafter	3,577,335
$11,195,370

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and nine months ended September 30, 2014, the Company has not incurred any costs related to warranty obligations.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the redeemable convertible preferred stock in accordance with its obligations, the redeemable convertible preferred stockholders may require the Company to redeem all or some of the redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event.  On or after August 5, 2017, each redeemable convertible preferred stockholder can require the Company to redeem its redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of September 30, 2014, the Company was not in compliance with the financial covenant based on earnings before interest, taxes, depreciation and amortization ("EBITDA") for two consecutive quarters which, provided the redeemable convertible preferred stockholders the right to require the Company to redeem any of the redeemable convertible preferred stock for the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of September 30, 2014. On October 20, 2014 the Company obtained a waiver from the holders of the Series A redeemable convertible preferred stock waiving the holders' rights arising from the EBITDA covenant violation as of September 30, 2014. The Company is working on addressing financial measures needed to pass the quarterly EBITDA covenant for the fourth quarter of fiscal 2014. However, there can be no assurance that the Company will be successful in these efforts and in the event the Company is unable to maintain compliance with the covenant in the future, the Company intends to work with the holders of the Series A redeemable convertible preferred stock to obtain additional waivers, as necessary. As of September 30, 2014, the Company did not fail any other financial or non-financial covenants related to the Company's Series A redeemable convertible preferred stock. However, as described under Note (13), Redeemable Convertible Preferred Stock, the Company was also required to obtain a waiver to enable it to pay the required quarterly dividends on the Series A redeemable convertible preferred stock in cash for the third quarter of 2014.

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

In July, 2013, the Company signed a joint development agreement with Violin Memory under which Violin will pay the Company $12.0 million for licenses to certain of the Company's software and for further development of that software.  The first two milestones under the contract were met during 2013 and as a result the Company received $6.0 million under the agreement during 2013. During the nine months ended September 30, 2014, the Company met additional milestones under the contract and billed an additional $4.5 million, of which $3.0 million has been collected as of September 30, 2014, with the full amount of the billings reflected as long term deferred revenue as of September 30, 2014. The final $3.0 million to be collected is broken into two remaining milestone payments with receipt contingent upon delivery and acceptance of the final two milestones for the software product by December 31, 2014. The Company delivered, and Violin accepted, one part of the final software milestone during the third quarter, and delivered the second part of the final software milestone on October 16, 2014. As of September 30, 2014, the Company has recorded $10.5 million as long term deferred revenue and has received $9.0 million in payments, with the remaining balance reflected in accounts receivable. While we believe that the software we have delivered as of October 16, 2014 meets the specifications set forth in the agreement with Violin, Violin is entitled to test the software before it accepts it. If the software is not accepted, and the Company is unable to remediate any software problems identified by Violin, the Company will not receive the additional payments and could be required to refund up to $0.5 million of the payments received as of September 30, 2014.

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expects to achieve on a go forward basis (the “2013 Plan”).  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities.  As of September 30, 2014 the restructuring accrual totaled $1.1 million. The remaining payments under the 2013 Plan are expected to be paid through the first half of 2015; however, there can be no assurance that all payments will be completed by that time.

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

If the volume weighted average price of common stock for each trading day of any 60 consecutive trading days exceeds 250% of the conversion price and exceeds 225% of the conversion price through the conversion date, and certain equity conditions are met such that shares of common stock issued upon conversion can be immediately saleable by the redeemable convertible preferred stockholders, the Company can convert the redeemable convertible preferred stock up to an amount equal to the greater of 25% of the daily trading volume for the 20 consecutive trading days immediately preceding the conversion date or the amount of an identified bona fide block trade at a price reasonably acceptable to the applicable redeemable convertible preferred stockholder, but which price is not less than the arithmetic average of the weighted average prices of the common stock for the five trading days immediately preceding such sale.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the redeemable convertible preferred stock in accordance with its obligations, the redeemable convertible preferred stockholders may require the Company to redeem all or some of the redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event.  On or after August 5, 2017, each redeemable convertible preferred stockholder can require the Company to redeem its redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If the Company does not have the funds necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, the Company's failure to redeem the redeemable convertible preferred stock would be considered a “Breach Event” under the agreements with the holders of the redeemable convertible preferred stock. If a Breach Event were to occur, then, under the agreements with the holders of our redeemable convertible preferred stock, the Company's Board of Directors would automatically be increased, with the holders of the redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A redeemable convertible preferred stock control of the Company. As of September 30, 2014, the Company was not in compliance with the financial covenant based on EBITDA for two consecutive quarters, which provided the redeemable convertible preferred stockholders the right to require the Company to redeem any of the redeemable convertible preferred stock waiving the holders' rights arising from the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of September 30, 2014. On October 20, 2014 the Company obtained a waiver from the holders of the Series A redeemable convertible preferred stock for the EBITDA covenant violation as of September 30, 2014. The Company is working on addressing financial measures needed to pass the quarterly EBITDA covenant for the fourth quarter of fiscal 2014. However, there can be no assurance that the Company will be successful in their efforts and in the event the Company is unable to maintain compliance with the covenant in the future, the Company intends to work with the holders of the Series A redeemable convertible preferred stock to obtain additional waivers, as necessary. As of September 30, 2014, the Company did not fail any other financial or non-financial covenants related to the Company's Series A redeemable convertible preferred stock. However, as described below, the Company was also required to obtain a waiver to enable it to pay the required quarterly dividends on the Series A redeemable convertible preferred stock in cash for the third quarter of 2014.

The Purchase Agreement for the redeemable convertible preferred stock provided that the Company would use commercially reasonable efforts to file a registration statement with the SEC within 90 days for the resale of all of the common stock issuable on the conversion of the Preferred Stock and as dividends.  On December 2, 2013 the registration statement was declared effective by the Securities and Exchange Commission. The Purchase Agreement also contained other representations, warranties and financial and non-financial covenants, customary for an issuance of Preferred Stock in a private placement of this nature.

Holders of the redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company, at its election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. As of September 30, 2014, the Company was not in compliance with the cash flow requirement to pay dividends in cash. On October 20, 2014, the Company obtained a waiver from the holders to pay the third quarter 2014 quarterly dividend in cash. The Company paid the 2014 quarterly dividends in cash on April 16, 2014, July 17, 2014 and October 21, 2014.

Each share of redeemable convertible preferred stock has a vote equal to the number of shares of common stock into which the redeemable convertible preferred stock would be convertible as of the record date of September 13, 2013.  The Company’s closing stock price on the record date was $1.23 per share, which results in voting power of 7,317,073 shares.  In addition, holders of a majority of the redeemable convertible preferred stock must approve certain actions, including any amendments to the Company's charter or bylaws that adversely affects the voting powers, preferences or other rights of the redeemable convertible preferred stock; payment of dividends or distributions; any liquidation, capitalization, reorganization or any other fundamental transaction of the Company; issuance of certain equity securities senior to or in parity with the redeemable convertible preferred stock as to dividend rights, redemption rights, liquidation preference and other rights; issuances of equity below the conversion price; any liens or borrowings other than non-convertible indebtedness from standard commercial lenders which does not exceed 80% of the company’s accounts receivable; and the redemption or purchase of any capital stock of the Company.

The Company has classified the redeemable convertible preferred stock as temporary equity in the financial statements as it is subject to redemption at the option of the holder under certain circumstances.  As a result of the Company’s analysis of all the embedded conversion and put features within the preferred stock, the contingent redemption put options in the redeemable convertible preferred stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the redeemable convertible preferred stock and recorded as a liability.  These derivative instruments were determined, in the aggregate, to have a fair value of $170,337 at the time of issuance of the preferred stock and were recorded as a reduction to preferred stock.  This discount is being accreted to the redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument.  As of September 30, 2014, the fair value of these derivative instruments was $178,197. The change in fair value of these derivative instruments for the three and nine months ended September 30, 2014 of $66,727 and $19,063, respectively, was included in “Interest and other loss, net” within the consolidated statement of operations.

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

The Company included deductions of $125,915 and $361,822 as adjustments to net loss attributable to common stockholders on the statement of operations and in determining loss per share for the three and nine months ended September 30, 2014, respectively.  This represents the accretion for the three and nine months ended September 30, 2014 of the transaction costs of $268,323, BCF of $1,951,266 and fair value allocated to the embedded derivatives of $170,337 recorded at the time of the issuance.  The Company also included deductions of $186,904 and $560,712 as adjustments to net loss attributable to common shareholders on the statement of operations and in determining loss per share for the three and nine months ended September 30, 2014, respectively, for accrued dividends on the redeemable convertible preferred stock during the period. The 2014 quarterly dividends were paid in cash in April 2014, July 2014 and October 2014.

(14) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive (Loss) income, net of tax, for the three months ended September 30, 2014 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at June 30, 2014	$(1,832,375)	$4,028	$(67,788)	$(1,896,135)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	183,858	(3,900)	(3,986)	175,972
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	3,232	3,232
Total other comprehensive (loss) income	183,858	(3,900)	(754)	179,204
Accumulated other comprehensive (loss) income at September 30, 2014	$(1,648,517)	$128	$(68,542)	$(1,716,931)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the nine months ended September 30, 2014 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2013	$(1,693,905)	$3,410	$(71,892)	$(1,762,387)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	45,388	(3,282)	(6,303)	35,803
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	9,653	9,653
Total other comprehensive (loss) income	45,388	(3,282)	3,350	45,456
Accumulated other comprehensive (loss) income at September 30, 2014	$(1,648,517)	$128	$(68,542)	$(1,716,931)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended September 30, 2013 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at June 30, 2013	$(1,586,348)	$4,760	$(56,068)	$(1,637,656)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(932)	(1,961)	829	(2,064)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(346)	2,136	1,790
Total other comprehensive (loss) income	(932)	(2,307)	2,965	(274)
Accumulated other comprehensive (loss) income at September 30, 2013	$(1,587,280)	$2,453	$(53,103)	$(1,637,930)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the nine months ended September 30, 2013 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2012	$(1,601,138)	$6,210	$(55,122)	$(1,650,050)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	13,858	(212)	(4,388)	9,258
Amounts reclassified from accumulated other comprehensive (loss) income	—	(3,545)	6,407	2,862
Total other comprehensive (loss) income	13,858	(3,757)	2,019	12,120
Accumulated other comprehensive (loss) income at September 30, 2013	$(1,587,280)	$2,453	$(53,103)	$(1,637,930)

For the three and nine months ended September 30, 2014 and 2013, the amounts reclassified to net loss related to the Company’s defined benefit plan and sale of marketable securities. These amounts are included within “Operating loss” within the condensed consolidated statements of operations.

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

During the three and nine months ended September 30, 2014 and 2013, the Company did not repurchase any shares of its common stock. Since October 2001, the Company has repurchased a total of 8,005,235 shares of its common stock at an aggregate purchase price of $46,916,339. As of September 30, 2014, the Company had the authorization to repurchase 5,994,765 shares of its common stock based upon its judgment and market conditions. The Company is required to get approval from the Series A redeemable convertible preferred stockholders prior to repurchasing its common stock.

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

Stockholder Litigation

Company stockholders filed actions in the Suffolk County Division of the Supreme Court of the State of New York, putatively derivatively on behalf of the Company, against the Company, each of the Company’s Directors, Mr. Weber, the former Chief Financial Officer and Vice President of Operations of the Company, Wayne Lam, a former Vice president of the Company, the estate of Mr. Huai, the former Chairman, President and Chief Executive Officer of the Company, and Jason Lin, a former employee of the Company (the “Derivative Action”). The consolidated amended Derivative Action complaint alleged that the defendants breached their duties to the Company by: (1) causing or allowing the dissemination of false and misleading information; (2) failing to maintain internal controls; (3) failing to manage the Company properly; (4) unjustly enriching themselves; (5) abusing their control of the Company; and (6) wasting Company assets.

On March 5, 2013, the Suffolk County Division of the Supreme Court of the State of New York granted a motion made by all of the defendants in the Derivative Action, except Mr. Lin, and dismissed the Derivative Action as to all defendants other than Mr. Lin. The stockholders have appealed the dismissal of the Derivative Action. All documents relating to the appeal have been filed with the court and the parties are awaiting a date for oral argument. The Company cannot predict when the appeal will be resolved or the ultimate outcome of the matter. Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or the Company’s by-laws.

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

Since October 1, 2012, the Company has recorded $7.3 million of total costs associated with the Class Action and the Derivative Actions. As a result of the agreement reached with the insurer carriers of the Company’s D&O insurance, the Company recorded insurance recoveries of $5.4 million since October 1, 2012 of which $5.3 million have been reimbursed by the Company's insurance carriers and the remaining $0.1 million is recorded as a receivable in “prepaid expenses and other current assets” in the consolidated balance sheet as of September 30, 2014.

The Estate of ReiJane Huai

On June 12, 2014, the Company entered into an agreement to settle the action it filed against the Estate of ReiJane Huai (the “Estate”) in Surrogates Court, Nassau County, State of New York. Mr. Huai was the former Chairman, President and Chief Executive Officer of the Company. The Company believes that prior to entering into the settlement agreement, the Estate owned more than 10% of the voting stock of the Company.
Effective June 27, 2014, pursuant to the settlement agreement, the Estate transferred 3,132,141 shares of the Company's common stock to the Company. The Company has recorded these shares within treasury. On July 16, 2014, in accordance with the settlement agreement, the Company’s action against the Estate was voluntarily discontinued. The settlement agreement also contained various other terms and conditions. Among the other terms of the agreement were the following:

•	The Company agreed to register for resale, by the Estate, the remaining shares of the Company's common stock formerly registered in the name of Mr. Huai.

•	The Company has a right of first refusal to purchase the remaining shares of the Company's common stock held by the Estate if the Estate proposes to dispose of such shares in any private transactions.

•
Any shares of FalconStor stock held by the Estate are subject to a five-year voting agreement that requires the Estate to vote the shares in accordance with the recommendations of the Company’s Board of Directors.

In September 2014, the Estate informed the Company that it had an agreement for the sale of 600,000 shares of the Company's common stock in a private transaction. In accordance with its rights under the Settlement Agreement, the Company assigned its right of first refusal to purchase those shares to an unrelated third party.

 During the three months ended September 30, 2014 and 2013, the Company recorded a benefit of $22,502 and an expense of $99,316, respectively, of investigation, litigation and settlement related legal costs, net of expected recoveries, related to expenses related to the Class Action and Derivative Action lawsuits, the Estate settlement and other settlement related activities that are not recoverable through insurance. During the nine months ended September 30, 2014 and 2013, the Company recorded a benefit of $5.2 million and expense of $0.3 million, respectively, of investigation, litigation and settlement related legal costs, net of expected recoveries, related to expenses related to the Class Action and Derivative Action lawsuits, the Estate settlement and other settlement related activities that are not recoverable through insurance.

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

(17) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three and nine months ended September 30, 2014 and 2013, and the location of long-lived assets as of September 30, 2014 and December 31, 2013, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Americas	$3,814,197	$5,973,198	$12,693,541	$17,604,779
Asia Pacific	3,537,043	3,983,078	10,676,928	13,094,120
Europe, Middle East, Africa and Other	3,824,200	4,773,762	11,109,137	13,290,095
Total Revenues	$11,175,440	$14,730,038	$34,479,606	$43,988,994

	September 30, 2014	December 31, 2013
Long-lived assets:
Americas	$8,500,093	$9,447,517
Asia Pacific	871,942	982,685
Europe, Middle East, Africa and Other	262,780	612,058
Total long-lived assets	$9,634,815	$11,042,260

For the three months ended September 30, 2014 the Company did not have any customers that accounted for 10% or more of total revenues. For the three months ended September 30, 2013 the Company had one customer that accounted for 10% or more of total revenues.  As of September 30, 2014, the Company had one customer that accounted for 20% of the accounts receivable balance. As of December 31, 2013, the Company had one customer that accounted for 12% of the accounts receivable balance.

Due to cash collections of previously reserved accounts receivable balances, the Company recorded benefits of $45,308 and $12,448 during the three months ended September 30, 2014 and 2013, respectively, and $68,838 and $118,671 during the nine months ended September 30, 2014 and 2013, respectively. These amounts are included within revenues in the accompanying condensed consolidated statement of operations.

(18) Restructuring Costs

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. In the third quarter of 2013, the Company adopted the 2013 Plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expects to achieve on a go forward basis.  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities.  The 2013 Plan is expected to be completed by December 31, 2014, except for certain payments under the 2013 Plan that are expected to be paid through the first six months of 2015. There can be no assurance that all payments will be completed by that time. The following table summarizes the activity related to restructuring liabilities recorded in connection with the Company's 2013 Plan:

	Severance related costs	Facility and other costs	Total
Original charge	$3,179,131	$426,889	$3,606,020
Utilized/Paid	(2,067,554)	(231,973)	(2,299,527)
Balance at December 31, 2013	$1,111,577	$194,916	$1,306,493
Provisions/Additions	59,279	164,294	223,573
Utilized/Paid	(450,650)	(104,866)	(555,516)
Balance at March 31, 2014	$720,206	$254,344	$974,550
Provisions/Additions	147,525	415,388	562,913
Utilized/Paid	(52,170)	(240,046)	(292,216)
Balance at June 30, 2014	$815,561	$429,686	$1,245,247
Provisions/Additions	91,451	167,627	259,078
Utilized/Paid	(36,513)	(333,968)	(370,481)
Balance at September 30, 2014	$870,499	$263,345	$1,133,844

Included in facility and other costs for the three and nine months ended September 30, 2014, is a charge of $115,406 and $213,415, respectively, related to the write-off of property and equipment that were no longer in use due to the closure of two of the Company's foreign facilities. Included in facility and other costs for the three and nine months ended September 30, 2013, is a charge of $25,289 and $25,289, respectively, related to the write-off of property and equipment that were no longer in use due to the closure of one of the Company's foreign facilities. The severance related liabilities and facility and other liabilities are included within “accrued expenses” and "accounts payable" in the accompanying condensed consolidated balance sheets. The expenses under the 2013 Plan are included within “restructuring costs” in the accompanying condensed consolidated statements of operations.

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

OVERVIEW

2014 continues to be a transition year for the Company. Sales of our legacy products continued to decline in the third quarter. Bookings in our Americas were particularly weak compared to our expectations. We hope to reverse these declines in 2015 when we release our new products and ramp up new go-to-market strategies.

Total revenues for the third quarter of 2014 were $11.2 million compared with $14.7 million in the same period a year ago. Net operating loss for the third quarter of 2014 was $2.6 million, compared with an operating loss of $4.2 million for the third quarter of 2013. Included in the operating results for the three months ended September 30, 2014 and 2013 were; (i) a benefit of less than $0.1 million and an expense of $0.1 million, respectively, of investigation, litigation and settlement related costs; (ii) $0.4 million and $0.2 million, respectively, of share-based compensation expense; and (iii) $0.3 million and $2.3 million, respectively, of restructuring costs. Net loss for the quarter was $3.2 million, compared with a net loss of $2.2 million for the same period a year ago. Included in our net loss for the three months ended September 30, 2014 was an income tax provision of $0.2 million, compared with an income tax benefit of $1.9 million for the three months ended September 30, 2013.

Product revenues from our OEM partners increased $0.3 million, while product revenues from our non-OEM partners decreased $3.0 million in the third quarter of 2014 compared with the same period in 2013. Our current OEM revenue is primarily attributable to our largest OEM partner in China. While we anticipate that this company will continue to be a significant partner, we still expect that our FalconStor-branded solutions will be the main driver of future revenue generation.

Support and services revenue decreased from $8.1 million for the three months ended September 30, 2013 to $7.2 million for the same period in 2014. The decline in maintenance and technical support services revenue was primarily attributable to the continued wind-down in maintenance revenue from certain legacy OEM partners and a decrease in maintenance revenue from our non-OEM channel business in the Americas. In addition, our professional services revenues, which are also included in our support and services revenue decreased $0.3 million to $0.3 million during the third quarter of 2014 compared to the same period in 2013.

We closed the quarter with $26.6 million in cash, cash equivalents and marketable securities. Cash flow used in operations for the three months ended September 30, 2014 was $1.5 million compared with cash used in operations of $0.7 million during the same period in 2013. However, cash used in operations for the nine months ended September 30, 2014 was less than $0.1 million as compared with cash used in operations of $7.5 million for the same period in 2013. Deferred revenue at September 30, 2014 was $34.0 million, compared with $29.8 million at December 31, 2013.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2013.

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

Total revenues for the three months ended September 30, 2014 decreased 24% to $11.2 million, compared with $14.7 million for the three months ended September 30, 2013. Our cost of revenues decreased 31% to $2.6 million for the three months ended September 30, 2014, compared with $3.8 million for the three months ended September 30, 2013. Our operating expenses decreased 26% from $15.1 million for the three months ended September 30, 2013 to $11.1 million for the three months ended September 30, 2014. Included in the operating results for the three months ended September 30, 2014 and 2013 were; (i) a benefit of less than $0.1 million and an expense of $0.1 million, respectively, of investigation, litigation and settlement related costs; (ii) $0.4 million and $0.2 million, respectively, of share-based compensation expense; and (iii) $0.3 million and $2.3 million, respectively, of restructuring costs. Net loss for the three months ended September 30, 2014 was $3.2 million, compared with a net loss of $2.2 million for the three months ended September 30, 2013. Included in our net loss for the three months ended September 30, 2014 was an income tax provision of $0.2 million, compared with an income tax benefit of $1.9 million for the three months ended September 30, 2013. Net income attributable to common stockholders, which includes the effects of preferred stock dividends and accretion of the discounts related to the issuance of the Series A redeemable convertible preferred stock, was $3.5 million for the three months ended September 30, 2014, compared with $2.3 million for the three months ended September 30, 2013.

Overall, our total operating expenses decreased $4.0 million, or 26%, to $11.1 million for the three months ended September 30, 2014, compared with $15.1 million for the same period in 2013. This decrease was primarily attributable to our restructuring efforts and to tighter expense controls which we commenced during the third quarter of 2013 to better align our current business plan on a run-rate basis, which included among other items, a decrease in salary and personnel costs and the closure or downsizing of certain foreign offices based on our redesigned go-to-market coverage model. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. Our worldwide headcount was 273 employees as of September 30, 2014, compared with 319 employees as of September 30, 2013.

Revenues

	Three Months Ended September 30,
	2014	2013
Revenues:
Product revenue	$3,940,479	$6,584,876
Support and services revenue	7,234,961	8,145,162
Total Revenues	$11,175,440	$14,730,038
Year-over-year percentage change
Product revenue	(40)%	(23)%
Support and services revenue	(11)%	(5)%
Total percentage change	(24)%	(14)%

Product revenue

Product revenue is comprised of sales of both licenses for our software solutions and sales of the platforms on which the software is installed. This includes stand-alone software applications and software integrated with industry standard hardware and sold as one complete integrated solution. The products are sold through our OEMs, and through (i) value-added resellers, (ii) distributors, and/or (iii) directly to end-users (collectively “non-OEMs”). These revenues are recognized when all the applicable criteria under Generally Accepted Accounting Principles in the United States are met. Product revenue decreased 40% from $6.6 million for the three months ended September 30, 2013, to $3.9 million for the three months ended September 30, 2014. These amounts are net of a sales return expense of less than $0.1 million recognized during both the three months ended September 30, 2014 and 2013. Product revenue represented 35% and 45% of our total revenues for the three months ended September 30, 2014 and 2013, respectively.

Product revenues from our OEM partners increased $0.3 million, while product revenues from our non-OEM partners decreased $3.0 million for the three months ended September 30, 2014, compared with the same period in 2013. The decline in product revenue from our non-OEM channel was primarily due to (i) a decrease in the volume of new product license sales, both for expansion of our existing installed base and in the acquisition of new customers, and (ii) the timing of deals closing and elongated sales cycles associated with the more significant transactions, across all of our regions, compared with the same period in 2013. The increase in OEM product revenues was primarily the result of an increase in sales volume from one of our largest OEM partners in China. Product revenue from our non-OEM channel represented 83% and 94% of our total product revenue for the three months ended September 30, 2014 and 2013, respectively. Product revenue from our OEM partners represented 17% and 6% of our total product revenue for the three months ended September 30, 2014 and 2013, respectively.

We continue to invest in our product portfolio by refreshing our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenues derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed or over the contractual term if VSOE does not exist for all undelivered elements. Engineering services are recognized upon customer acceptance or over the remaining contract term if VSOE does not exist for remaining deliverables upon acceptance.  Support and services revenue decreased 11% from $8.1 million for the three months ended September 30, 2013 to $7.2 million for the three months ended September 30, 2014. The decrease in support and services revenue was attributable to a decrease in both maintenance and technical support services revenue and professional services revenue.

Maintenance and technical support services revenue decreased from $7.5 million for the three months ended September 30, 2013 to $6.9 million for the three months ended September 30, 2014. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended September 30, 2014, the decline in maintenance and technical support services revenue was primarily attributable to the continued wind-down in maintenance revenue from certain legacy OEM partners of $0.4 million and a decrease in maintenance revenue from our non-OEM channel business in the Americas.

Professional services revenues decreased $0.3 million, to $0.3 million for the three months ended September 30, 2014, compared with $0.6 million for the same period in 2013. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenues

	Three Months Ended September 30,
	2014	2013
Cost of revenues:
Product	$834,628	$1,202,489
Support and service	1,757,716	2,566,471
Total cost of revenues	$2,592,344	$3,768,960
Total Gross Profit	$8,583,096	$10,961,078
Gross Margin:
Product	79%	82%
Support and service	76%	68%
Total gross margin	77%	74%

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

Cost of product revenue for the three months ended September 30, 2014 decreased $0.4 million, or 31%, to $0.8 million, compared with $1.2 million for the same period in 2013. Product gross margin decreased to 79% for the three months ended September 30, 2014, compared with 82% for the same period in 2013. The decrease in product gross margin was primarily attributable to a decrease in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the same period in 2013. Our cost of support and service revenues for the three months ended September 30, 2014 decreased $0.8 million, or 32%, to $1.8 million, compared with $2.6 million for the same period in 2013. Support and service gross margin increased to 76% for the three months ended September 30, 2014 from 68% for the same period in 2013. The increase in support and service gross margin was primarily attributable to the streamlining of our support functions globally as part of the rebalancing efforts that commenced in the third quarter of 2013 which resulted in a decrease in personnel and facility costs.

Total gross profit decreased $2.4 million, or 22%, to $8.6 million for the three months ended September 30, 2014 from $11.0 million for the same period in 2013. Total gross margin increased to 77% for the three months ended September 30, 2014, from 74% for the same period in 2013. While our total gross profit decreased for the three months ended September 30, 2014, compared with the same period in 2013, we improved our gross margin because we reduced our expense structure. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.7 million, or 18%, to $3.0 million for the three months ended September 30, 2014, from $3.6 million in the same period in 2013. The decrease in research and development costs was primarily the result of a decline in personnel related costs due to the reduction in headcount as we discontinued the development efforts on our small-to-medium business product line and re-focused our engineering efforts on our core enterprise class solutions as part of the rebalancing efforts that commenced in the third quarter of 2013. This decrease was partly offset by a decrease of $0.5 million in capitalized research and development costs for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs was $0.1 million for each of the three months ended September 30, 2014 and September 30, 2013.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $0.3 million, or 5%, to $5.8 million for the three months ended September 30, 2014, from $6.1 million for the same period in 2013. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel costs as a result of lower sales and marketing headcount as we closed or downsized several of our foreign office locations during the second half of 2013.  In those geographic regions where we closed our physical locations, we now service our customers through our partners or other regional locations in order to be more cost effective. These decreases were partly offset by an increase in marketing and advertising costs associated with our new brand awareness campaigns and investments in new verticals. Share-based compensation expense included in selling and marketing was $0.1 million for the three months ended September 30, 2014 compared with a benefit of $0.1 million for the same period in 2013.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors’ and officers’ insurance, legal and professional fees, bad debt expense, and other general corporate overhead costs. General and administrative expenses decreased $0.9 million, or 29%, to $2.1 million for the three months ended September 30, 2014, compared with $3.0 million for the same period in 2013. The decrease in general and administrative expenses was primarily due to a decrease in personnel related costs as a result of streamlining our consolidation and reporting process through the implementation of a global ERP system, a decrease in overall general and administrative expenses as a result of the rebalancing efforts that commenced in the third quarter of 2013 and the continued reduction of non-essential general and administrative expenses. Share-based compensation expense included in general and administrative expenses was $0.2 million for the three months ended September 30, 2014 compared with $0.1 million for the three months ended September 30, 2013.

Investigation, Litigation and Settlement Related Costs

During the three months ended September 30, 2014, our investigation, litigation, and settlement related costs totaled a benefit of less than $0.1 million. During the three months ended September 30, 2013, our investigation, litigation, and settlement related costs totaled $0.1 million. For further information, refer to Note (16) Litigation, to our unaudited condensed consolidated financial statements.

Restructuring costs

From time to time, we have undertaken restructuring and expense control measures to support our business performance and to align our cost structure with our resources. In the third quarter of 2013, we adopted a restructuring plan intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis.  In connection with the 2013 Plan, we eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities.  Restructuring costs incurred during the three months ended September 30, 2014 and 2013, under the 2013 Plan were $0.3 million and $2.3 million, respectively. For further information, refer to Note (18) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other Loss, net

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of September 30, 2014, our cash, cash equivalents, and marketable securities totaled $26.6 million, compared with $29.5 million as of September 30, 2013. Interest and other loss, net, increased $0.5 million to $0.5 million for the three months ended September 30, 2014 compared with less than $0.1 million for the same period in 2013. The change in interest and other loss, net, was primarily due to a foreign currency loss of $0.5 million during the three months ended September 30, 2014, compared with a foreign currency loss of less than $0.1 million for the same period in 2013.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For the three months ended September 30, 2014, the Company recorded an income tax provision of $0.2 million, consisting primarily of state and local and foreign taxes.  For the three months ended September 30, 2013, the Company recorded an income tax benefit of $1.9 million, consisting primarily of a $2.1 million reversal of unrecognized tax benefits due to the expiration of applicable statues of limitations partly offset by state and local and foreign taxes. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the three months ended September 30, 2014, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2014 estimated annual effective tax rate.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2013.

Total revenues for the nine months ended September 30, 2014 decreased 22% to $34.5 million, compared with $44.0 million for the nine months ended September 30, 2013. Our cost of revenues decreased 33% to $8.0 million for the nine months ended September 30, 2014, compared with $11.9 million for the nine months ended September 30, 2013. Our operating expenses decreased 32% from $44.7 million for the nine months ended September 30, 2013 to $30.3 million for the nine months ended September 30, 2014. Included in the operating results for the nine months ended September 30, 2014 and 2013 were; (i) a benefit of $5.2 million and an expense of $0.3 million, respectively, of investigation, litigation and settlement related costs; (ii) $1.2 million and $1.3 million, respectively, of share-based compensation expense; and (iii) $1.0 million and $2.3 million, respectively, of restructuring costs. Net loss for the nine months ended September 30, 2014 was $4.7 million, compared with a net loss of $11.8 million for the nine months ended September 30, 2013. Included in our net loss for the nine months ended September 30, 2014 was an income tax provision of $0.5 million, compared with an income tax benefit of $1.6 million for the three months ended September 30, 2013. Net loss attributable to common stockholders, which includes the effects of preferred stock dividends and accretion of the discounts related to the issuance of the Series A redeemable convertible preferred stock, was $5.6 million for the nine months ended September 30, 2014, compared with $11.9 million for the nine months ended September 30, 2013.

Overall, our total operating expenses decreased $14.4 million, or 32%, to $30.3 million for the nine months ended September 30, 2014, compared with $44.7 million for the same period in 2013. Excluding the gain of $5.3 million recorded during the nine months ended September 30, 2014 related to the settlement of the Estate litigation, our total operating expenses decreased $9.1 million, or 20%. This decrease was primarily attributable to our restructuring efforts and to tighter expense controls which we commenced during the third quarter of 2013 to better align our current business plan on a run-rate basis, which included among other items, a decrease in salary and personnel costs and the closure or downsizing of certain foreign offices based on our redesigned go-to-market coverage model. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. Our worldwide headcount was 273 employees as of September 30, 2014, compared with 319 employees as of September 30, 2013.

Revenues

	Nine Months Ended September 30,
	2014	2013
Revenues:
Product revenue	$13,156,024	$20,886,761
Support and services revenue	21,323,582	23,102,233
Total Revenues	$34,479,606	$43,988,994
Year-over-year percentage change
Product revenue	(37)%	(23)%
Support and services revenue	(8)%	(11)%
Total percentage change	(22)%	(17)%

Product revenue

Product revenue decreased 37% from $20.9 million for the nine months ended September 30, 2013, to $13.2 million for the nine months ended September 30, 2014. These amounts are net of sales return benefits of $0.1 million recognized during both the nine months ended September 30, 2014 and 2013, resulting from the impact of our collection efforts of previously reserved accounts receivable. Product revenue represented 38% and 47% of our total revenues for the nine months ended September 30, 2014 and 2013, respectively.

Product revenues from our OEM partners increased $1.9 million, while product revenues from our non-OEM partners decreased $9.5 million, for the nine months ended September 30, 2014, compared with the same period in 2013. The decline in product revenue from our non-OEM channel was primarily due to (i) a decrease in the volume of new product licenses sales, both for expansion of our existing installed base and in the acquisition of new customers, and (ii) the timing of deals closing and elongated sales cycles associated with the more significant transactions, across all of our regions, compared with the same period in 2013. In addition, commencing in 2014, we began to offer revenue arrangements that provide our customers with more flexibility in licensing and payment structures, which resulted in product revenue from some deals being recognized ratably over the term of the associated maintenance agreement, rather than upon transaction completion and product delivery as with our standard model. We anticipate that as we continue to focus on bookings achievements, our revenue recognized each quarter may lag behind our bookings for the near-term. The increase in OEM product revenues was primarily the result of an increase in sales volume from one of our largest OEM partners in China. Product revenue from our non-OEM channel represented 81% and 97% of our total product revenue for the nine months ended September 30, 2014 and 2013, respectively. Product revenue from our OEM partners represented 19% and 3% of our total product revenue for the nine months ended September 30, 2014 and 2013, respectively.

We continue to invest in our product portfolio by refreshing our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue decreased 8% from $23.1 million for the nine months ended September 30, 2013 to $21.3 million for the nine months ended September 30, 2014. The decrease in support and services revenue was attributable to decreases in both maintenance and technical support services revenue and professional services revenue.

Maintenance and technical support services revenue decreased from $21.6 million for the nine months ended September 30, 2013 to $20.2 million for the nine months ended September 30, 2014. Our maintenance and technical support service revenue result primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the nine months ended September 30, 2014, the decline in maintenance and technical support services revenue was primarily attributable to the continued wind-down in maintenance revenue from certain legacy OEM partners of $1.1 million and, to a lesser degree, competitive pricing on products and maintenance in the current environments.

Professional services revenues decreased from $1.5 million for the nine months ended September 30, 2013 to $1.1 million for the nine months ended September 30, 2014. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services and the timing of acceptance from the customer. We expect professional services revenues to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenues

	Nine Months Ended September 30,
	2014	2013
Cost of revenues:
Product	$2,107,974	$3,465,245
Support and service	5,866,408	8,436,866
Total cost of revenues	$7,974,382	$11,902,111
Total Gross Profit	$26,505,224	$32,086,883
Gross Margin:
Product	84%	83%
Support and service	72%	63%
Total gross margin	77%	73%

 Cost of revenues, gross profit and gross margin

Cost of product revenue for the nine months ended September 30, 2014 decreased $1.4 million, or 39%, to $2.1 million, compared with $3.5 million for the same period in 2013. Product gross margin increased to 84% for the nine months ended September 30, 2014, compared with 83% for the same period in 2013. The increase in product gross margin was primarily attributable to an increase in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the same period in 2013. Our cost of support and service revenue for the nine months ended September 30, 2014 decreased $2.6 million, or 30%, to $5.9 million, compared with $8.4 million for the same period in 2013. Support and service gross margin increased to 72% for the nine months ended September 30, 2014 from 63% for the same period in 2013. The increase in support and service gross margin was primarily attributable to the streamlining of our support functions globally as part of the rebalancing efforts that commenced in the third quarter of 2013 which resulted in a decrease in personnel and facility costs.

Total gross profit decreased $5.6 million, or 17%, to $26.5 million for the nine months ended September 30, 2014 from $32.1 million for the same period in 2013. Total gross margin increased to 77% for the nine months ended September 30, 2014, from 73% for the same period in 2013. While our total gross profit decreased for the nine months ended September 30, 2014, compared with the same period in 2013, we improved our gross margin because we reduced our expense structure and we had a higher percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions, compared with the same period in 2013. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Operating Expenses

Research and Development Costs

Research and development costs decreased $3.2 million, or 25%, to $9.5 million for the nine months ended September 30, 2014, from $12.7 million in the same period in 2013. The decrease in research and development costs was primarily the result of a decline in personnel related costs due to the reduction in headcount as we discontinued the development efforts on our small-to-medium business product line and re-focused our engineering efforts on our core enterprise class solutions as part of the rebalancing efforts that commenced in the third quarter of 2013. This decrease was partly offset by a decrease of $0.7 million in capitalized research and development costs for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs was $0.2 million for the nine months ended September 30, 2014, compared with $0.3 million for the same period in 2013.

Selling and Marketing

Selling and marketing expenses decreased $1.8 million, or 9%, to $18.0 million for the nine months ended September 30, 2014, from $19.8 million for the same period in 2013. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel costs as a result of lower sales and marketing headcount as we closed or downsized several of our foreign office locations during the second half of 2013. In those geographic regions where we closed our physical locations, we now service our customers through our partners or other regional locations in order to be more cost effective. These decreases were partly offset by an increase in marketing and advertising costs associated with our new brand awareness campaigns and investments in new verticals. Share-based compensation expense included in selling and marketing was $0.3 million for the nine months ended September 30, 2014, compared with $0.2 million for the same period in 2013.

General and Administrative

General and administrative expenses decreased $2.7 million, or 28%, to $6.9 million for the nine months ended September 30, 2014, compared with $9.6 million for the same period in 2013. The decrease in general and administrative expenses was primarily due to a decrease in personnel related costs as a result of streamlining our consolidation and reporting process through the implementation of a global ERP system, a decrease in overall general and administrative expenses as a result of the rebalancing efforts that commenced in the third quarter of 2013 and the continued reduction of non-essential general and administrative expenses. Share-based compensation expense included in general and administrative expenses was $0.6 million for the nine months ended September 30, 2014, compared with $0.7 million for the nine months ended September 30, 2013.

Investigation, Litigation and Settlement Related Costs

During the nine months ended September 30, 2014, our investigation, litigation, and settlement related costs totaled a benefit of $5.2 million related to a gain of $5.3 million recorded for the settlement of the Estate litigation, partly offset by legal expenses related to the class action and derivative lawsuits, and legal fees associated with other settlement related activities. During the nine months ended September 30, 2013, our investigation, litigation, and settlement related costs totaled $0.3 million, which was comprised of $0.5 million of legal expenses related to the class action and derivative lawsuits partially offset by $0.2 million of insurance recoveries. For further information, refer to Note (16) Litigation, to our unaudited condensed consolidated financial statements.

Restructuring costs

From time to time, we have undertaken restructuring and expense control measures to support our business performance and to align our cost structure with our resources. In the third quarter of 2013, we adopted a restructuring plan intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis.  In connection with the 2013 Plan, we eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. Restructuring costs incurred during the nine months ended September 30, 2014 and 2013, under the 2013 Plan, were $1.0 million and $2.3 million, respectively. For further information, refer to Note (18) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other Loss, net

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of September 30, 2014, our cash, cash equivalents, and marketable securities totaled $26.6 million, compared with $29.5 million as of September 30, 2013. Interest and other loss, net, decreased $0.3 million to $0.5 million for the nine months ended September 30, 2014, compared with $0.8 million for the same period in 2013. The change in interest and other loss, net, was primarily due to a foreign currency loss of $0.5 million recorded during the nine months ended September 30, 2014, compared with a foreign currency loss of $0.8 million for the same period in 2013.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For the nine months ended September 30, 2014, the Company recorded an income tax provision of $0.5 million, consisting primarily of state and local and foreign taxes.  For the nine months ended September 30, 2013, the Company recorded an income tax benefit of $1.6 million, consisting primarily of a $2.1 million reversal of unrecognized tax benefits due to the expiration of applicable statutes of limitations partly offset by state and local and foreign taxes. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the nine months ended September 30, 2014, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2014 estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities	$(39,355)	$(7,493,535)
Investing activities	(4,967,932)	2,457,320
Financing activities	(565,503)	9,429,177
Effect of exchange rate changes	(18,489)	(93,787)
Net (decrease) increase in cash and cash equivalents	$(5,591,279)	$4,299,175

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities balances generated from operating, investing and financing activities. Our cash and cash equivalents and marketable securities balance as of September 30, 2014 totaled $26.6 million, compared with $28.1 million as of December 31, 2013. Cash and cash equivalents totaled $13.7 million, restricted cash totaled $0.8 million and marketable securities totaled $12.1 million at September 30, 2014. As of December 31, 2013, we had $19.3 million in cash and cash equivalents, $0.8 million in restricted cash and $8.1 million in marketable securities.

As of September 30, 2014 and December 31, 2013, the Company had $0.8 million of restricted cash. The restricted cash serves as collateral related to deposit service indebtedness with the Company’s commercial bank. Subsequent to September 30, 2014 this cash was released and is no longer considered restricted cash.

During 2013 we met the first two milestones related to our joint development agreement with Violin Memory and received payments of $6.0 million under the agreement. During the nine months ended September 30, 2014, the Company met additional milestones under the contract and billed an additional $4.5 million, of which $3.0 million has been collected as of September 30, 2014. The final $3.0 million to be collected is broken into two remaining milestone payments with receipt contingent upon the delivery and acceptance of the final two milestones for the software product by December 31, 2014. We have delivered, and Violin has accepted, one part of the final software milestone during the third quarter, and delivered the second part of the final software milestone on October 16, 2014. As of September 30, 2014, we have recorded $10.5 million as long-term deferred revenue and have received $9.0 million in payments, with the remaining balance reflected in accounts receivable. While we believe that the software we have delivered as of October 16, 2014 meets the specifications set forth in the agreement with Violin, Violin is entitled to test the software before it accepts it. If the software is not accepted, and we are unable to remediate any software problems identified by Violin, we will not receive the additional payments and could be required to refund up to $0.5 million of payments received as of September 30, 2014.

Upon certain triggering events, such as bankruptcy, insolvency, a material adverse effect, failure to achieve minimum financial covenants or failure by us to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require us to redeem all or some of the redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require us to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of September 30, 2014, we were not in compliance with the financial covenant based on EBITDA for two consecutive quarters, which provided the redeemable convertible preferred stockholders the right to require the Company to redeem any of the redeemable convertible preferred stock for the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of September 30, 2014. On October 20, 2014 we obtained a waiver from the holders of the Series A redeemable convertible preferred stock waving the holders' rights arising from the EBITDA covenant violation as of September 30, 2014. We are working on addressing financial measures needed to pass the quarterly EBITDA covenant for the fourth quarter of fiscal 2014. However, there can be no assurance that we will be successful in our efforts and in the event we are unable to maintain compliance with our covenant in the future, we intend to work with the holders of the Series A redeemable convertible preferred stock to obtain additional waivers, as necessary. However, if a future covenant violation occurs, there is no guarantee the holders of the Series A redeemable convertible preferred stock will continue to grant the Company a waiver. As of September 30, 2014, we did not fail any other financial or non-financial covenants related to our Series A redeemable convertible preferred stock. However, as described under Note (13), Redeemable Convertible Preferred Stock, the Company was also required to obtain a waiver to enable it to pay in cash the required quarterly dividends on the Series A redeemable convertible preferred stock for the third quarter of 2014.

In addition, as of September 30, 2014, our liability for dividends to preferred stockholders totaled $186,904. Holders of the redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%). As of September 30, 2014, the Company was not in compliance with the cash flow requirement to pay dividends in cash. On October 20, 2014, the Company obtained a waiver from the holders to pay the third quarter 2014 quarterly dividend in cash. These dividends were paid using cash on hand on October 21, 2014.

Net cash used in operating activities was less than $0.1 million for the nine months ended September 30, 2014 compared with net cash used in operating activities of $7.5 million for the nine months ended September 30, 2013. The decrease in net cash used in operating activities during the nine months ended September 30, 2014, compared with the same period in 2013, was primarily due to adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used in investing activities was $5.0 million for the nine months ended September 30, 2014, compared with net cash provided by investing activities of $2.5 million for the nine months ended September 30, 2013. Included in investing activities for the nine months ended September 30, 2014 and September 30, 2013, are the sales and purchases of our marketable securities, purchases of property and equipment, capitalized software development costs, cash used for security deposits and purchases of intangible assets. The main driver of the cash used in investing activities for the nine months ended September 30, 2014 was the net purchases of marketable securities of $4.1 million compared with net sales of $4.8 million in the same period of 2013. The cash used to purchase property and equipment was $0.7 million for the nine months ended September 30, 2014 and $1.1 million for the same period in 2013. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

Net cash used in financing activities was $0.6 million for the nine months ended September 30, 2014, and was related to dividends paid to holders of the Series A redeemable convertible preferred stock of $0.6 million, partly offset by proceeds received from the exercise of stock options. Net cash provided by financing activities was $9.4 million for the nine months ended September 30, 2013, and was related to proceeds from the issuance of the Series A redeemable convertible preferred stock of $8.7 million and proceeds received from the exercise of stock options of $0.7 million.

We currently do not have any debt and our significant commitments are related to (i) our employment agreement with Gary Quinn, our President and Chief Executive Officer, (ii) our office leases, (iii) potential dividends on our Series A redeemable convertible preferred stock, and (iv) the potential redemption of the Series A redeemable convertible preferred stock as discussed above.

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

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks.

Our cash, cash equivalents and marketable securities aggregated $26.6 million as of September 30, 2014. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short to intermediate-term fixed income securities and AAA-rated money market funds and commercial paper. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that approximately 50% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at September 30, 2014.

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the nine months ended September 30, 2014 and 2013, approximately 63% and 60% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at September 30, 2014, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.5 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
As of September 30, 2014, we had outstanding options to purchase 6,080,497 shares of our common stock, we had an aggregate of 2,373,357 outstanding restricted shares and outstanding Series A redeemable convertible preferred stock convertible into 8,781,516 shares of our common stock. If all of the outstanding options were exercised, the proceeds to the Company would average $4.21 per share. In addition, over the next five years up to an additional 4,390,760 shares of common stock are potentially issuable as dividends with respect to the Series A redeemable convertible preferred stock (based on an assumed dividend rate of 10% per annum). We also had 3,527,347 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of common stock outstanding. In no event shall the number of shares of common stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan.
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
We recorded a loss in the third quarter of 2014. While we were profitable in the fourth quarter of 2013 and the second quarter of 2014, our profitability was the result of a gain recorded from a sale of an investment in the fourth quarter of 2013 and a gain recorded from the settlement with the Estate in the second quarter of 2014, neither of which we expect to recur. We incurred losses in the first and third quarters of 2014 and in each of the seventeen quarters preceding the fourth quarter of 2013. We have taken steps to try to reduce or to eliminate the chance of future losses - such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products - but there is no guarantee that we will be able to maintain profitability. As of September 30, 2014, we had approximately $26.6 million in cash, cash equivalents and marketable securities. If losses recur, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.

We have an agreement with Violin Memory for the licensing and the development of software in return for $12 million. If we do not develop the software, we will not receive certain of the money.

In July, 2013, we signed an agreement with Violin Memory under which Violin will pay us $12.0 million for licenses to certain of our software and for further development of that software. We have received $9.0 million under that agreement. Receipt of the remaining $3.0 million is broken into two remaining milestone payments with receipt contingent upon the delivery and acceptance of the final two milestones for the software product by December 31, 2014. We have delivered, and Violin has accepted, one part of the final software milestone during the third quarter, and delivered the second part of the final software milestone on October 16, 2014. However, while we believe that the software we delivered on October 16, 2014 meets the specifications set forth in the agreement with Violin, Violin is entitled to test the software before it accepts it. If the software is not accepted, and we are unable to remediate any software problems identified by Violin, we will not receive the additional payments and could be required to refund up to $0.5 million of payments received as of September 30, 2014.

Our stock price may be volatile and if it falls below $1.00 per share, our common stock could be subject to delisting from NASDAQ.
The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the twelve months ended September 30, 2014, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $1.12 and $1.79. Subsequently to September 30, 2014, the closing market price of our common stock has been as low as $1.03. The NASDAQ Global Market requires that our common stock maintain a trading price of at least $1.00 per share. To the extent that the price of our common stock falls below $1.00 per share for thirty consecutive trading days and if the stock then does not trade at a $1.00 or more for ten consecutive days during the next ninety days, our common stock could be subject to delisting from the NASDAQ Global Market. If our common stock is delisted from the NASDAQ Global Market, the liquidity of our common stock could be materially impacted and it may be more difficult to make transactions in our common stock. The market price of our common stock may be significantly affected by the following factors:

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
As of September 30, 2014, we were not in compliance with the financial covenant related to EBITDA in the Stock Purchase Agreement (the “SPA”) covering our Series A redeemable convertible preferred stock because we did not reach the agreed upon EBITDA for two consecutive quarters. Under the SPA, this default would allow the Series A redeemable convertible preferred stockholders to require us to redeem any of the Series A redeemable convertible preferred stock for the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of September 30, 2014. We were able to obtain a waiver of the holders' rights arising from the default, from the Series A redeemable convertible preferred stockholders. There can be no guarantee that we will meet the EBITDA targets going forward or that the Series A redeemable convertible preferred stockholders will grant a waiver if we fail to meet the financial covenant. If we breach the financial covenant, and if we are unable to obtain a waiver of that default, the Series A redeemable convertible preferred stockholders would be able to redeem their holdings. If the Series A redeemable convertible preferred stock were to be redeemed, it would negatively impact our total cash and cash equivalents.

We continue to have turnover in our senior management.
 During the second quarter of 2014, the General Manager of our Asia/Pacific region resigned. For now, we have chosen not to hire a new general manager for the region while we determine the best management structure for the region.

A significant portion of our receivables is concentrated with one customer.

As of September 30, 2014 Violin Memory, Inc. accounts receivable balance was 20% of our gross accounts receivables balance. We currently have no reason to expect that Violin will fail to pay the amounts invoiced, nor do we have any history of non-payment with Violin, but the concentration of this receivable means that any failure by Violin to pay us all or a significant portion of this receivable would have a material impact on us.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 3.  Defaults Upon Senior Securities

As of September 30, 2014, we were not in compliance with the financial covenant based on EBITDA for two consecutive quarters, which provided the redeemable convertible preferred stockholders the right to require the Company to redeem any of the redeemable convertible preferred stock for the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of September 30, 2014. However, on October 20, 2014 we obtained a waiver from the holders of the Series A redeemable convertible preferred stock waiving the holders' rights arising from the EBITDA covenant violation as of September 30, 2014. We are working on addressing financial measures needed to pass the quarterly EBITDA covenant for the fourth quarter of fiscal 2014. However, there can be no assurance that we will be successful in our efforts and in the event we are unable to maintain compliance with our covenant in the future, we intend to work with the holders of the Series A redeemable convertible preferred stock to obtain additional waivers, as necessary. As of September 30, 2014, we did not fail any other financial or non-financial covenants related to our Series A redeemable convertible preferred stock. However, as described under Note (13), Redeemable Convertible Preferred Stock, the Company was also required to obtain a waiver to enable it to pay in cash the required quarterly dividends on the Series A redeemable convertible preferred stock for the third quarter of 2014.

Item 6.     Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – September 30, 2014 and December 31, 2013.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Nine Months Ended September 30, 2014 and 2013.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Loss – Three and Nine Months Ended September 30, 2014 and 2013.

(iv)	unaudited Condensed Consolidated Statement of Cash Flows – Three and Nine Months Ended September 30, 2014 and 2013.

(v)	Notes to unaudited Condensed Consolidated Financial Statements – September 30, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Louis J. Petrucelly
Louis J. Petrucelly
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Gary Quinn
Gary Quinn
President & Chief Executive Officer
November 7, 2014	(principal executive officer)