Form 10-K
period 2014-12-31
FALCONSTOR SOFTWARE INC
filed 2015-02-25
CIK 922521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2014 was $66,284,855 which value, solely for the purposes of this calculation excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of January 31, 2015 was 56,363,777 and 40,927,868, respectively.

Documents Incorporated by Reference:

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

2014 ANNUAL REPORT ON FORM 10-K

PART I
Item 1.  Business

OVERVIEW

FalconStor Software, Inc. (“FalconStor”, the “Company”, “we”, “our” or “us”) is transforming how enterprises move, store, protect and optimize data.  Founded in 2000, FalconStor offers an award-winning platform for data migration, business continuity, disaster recovery, optimized backup and deduplication. FalconStor helps maximize data availability and system uptime to ensure nonstop business productivity, while simplifying data management to reduce operational costs. Our open, integrated software solutions reduce vendor lock-in and give enterprises the freedom to choose the applications and hardware components that make the best sense for their business. FalconStor solutions are available and supported by OEMs, as well as leading system integrators and resellers worldwide.

Leveraging its 15 years of innovation in virtualization, data protection and migration, recently introduced the first truly horizontal, software-defined storage platform for unified data services - FreeStor™. FreeStor is a milestone product for FalconStor and we believe an industry first, in bringing a horizontal data services approach to modernizing the enterprise. While virtualization has streamlined some common tasks associated with managing data resources, the introduction of a virtualization layer should bring a whole new level of complexity to the protection, recovery and integration of both virtual and non-virtualized resources. FreeStor’s unified platform provides migration, continuity, protection, recovery and optimization for any storage environment through a single management interface - all for a single price based on managed capacity across arrays, servers, hypervisors, data centers, and the cloud.

FalconStor accomplishes this through the introduction of its Intelligent Abstraction™ core, which provides a scalable storage hypervisor, coupled with a data services engine and automation, to ease the provisioning and management of storage resources with the right level of performance, protection and recovery. The Intelligent Abstraction core optimizes storage resources regardless of type, connectivity, brand or speed into a storage resource pool that can be provisioned to physical or virtual applications, along with common, unified data services across that pool. FreeStor is designed to eliminate the complexity and incompatibilities of point solutions along with the time involved in managing disparate underlying storage found in today’s enterprise.

FalconStor’s point solutions are also built upon the Intelligent Abstraction core. Our Business Continuity and Disaster Recovery products include Network Storage Server (NSS) and Continuous Data Protector (CDP) and feature what we believe is the industry’s most automated and complete recovery tool, RecoverTrac. These solutions set themselves apart by supporting physical, virtual, hybrid and private cloud environments. We believe a key differentiator is our ability to allow users to manage and to convert across these environments dynamically, giving them the freedom to optimize their IT infrastructure and to eliminate costly vendor and form-factor lock-in. Our Backup Optimization with Deduplication products include the industry-leading Virtual Tape Library (VTL) and File-interface Deduplication System (FDS) solutions that help customers optimize the performance of their existing backup infrastructure, while reducing the cost of underlying storage and data replication. From Fortune 100 enterprises to medium-size businesses, customers across a vast range of industries worldwide have implemented FalconStor solutions in their production IT environments. Whether it is to meet their recovery time objectives (RTO) or their recovery point objectives (RPO), FalconStor helps end users manage their storage infrastructures with minimal total cost of ownership (TCO) and with optimal return on investment (ROI).

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

FalconStor’s products have been certified by many industry leaders which are available at our website www.falconstor.com/certification-matrix.

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

Deployment options

FalconStor sells its solutions as standalone software, as software pre-installed on FalconStor-supplied hardware appliances, or as virtual appliances.

Solutions

FalconStor is focused on offering solutions in four core areas:

•	Data Migration

•	Business Continuity

•	Data Protection + Recovery

•	Optimized Backup & Deduplication

Our core products enable these solutions as follows:

•	FreeStor™ - Unified platform that provides, migration, continuity, protection, recovery and optimization for any storage environment through a single management interface

•	FalconStor® NSS - Migration, storage virtualization, provisioning, and management

•	FalconStor® CDP - Bootable snapshots, zero-impact backup and both local and remote disaster recovery

•	FalconStor® RecoverTrac - Automated, policy based recovery for local and remote physical, virtual, private cloud and hybrid environments

•	FalconStor® OBD - Optimized backup, archive to tape, and block-based deduplication, file-based deduplication and storage capacity optimization

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

Moving data between different storage platforms can be complex, time consuming, and disruptive to business operations. FalconStor’s core storage virtualization technology provides a non-disruptive and simple approach to data mobility across different SAN protocols and vendors. With FalconStor NSS, we believe it becomes a simple operation to move data from older platforms to newer ones or to introduce new storage tiers. This allows organizations to respond to evolving performance and capacity requirements.

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

FalconStor® Continuous Data Protector (CDP)

FalconStor CDP technology reinvents the way data backup and recovery are implemented and performed. Moving beyond failure-prone once-a-day tape backup models, FalconStor CDP combines local and remote protection into a cost-effective, unified, disk-based solution that allows organizations to recover data back to the most recent transaction. Combining application-aware snapshot agents and continuous journaling functions, FalconStor CDP enables customers to recover data to any point in time.

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

FalconStor® Optimized Backup and Deduplication (OBD)

The FalconStor OBD solution takes the functionality of two of FalconStor’s existing products, VTL (Virtual Tape Library) and FDS (File-interface Deduplication System), and combines them into a single platform with a common user interface. OBD solution is one of the industry’s leading virtual tape solutions, and we believe it is unmatched in terms of performance and scalability. With virtual tape, backups complete faster and more reliably, with little or no change needed to the backup environment. It enhances backup operations seamlessly without changing any backup processes or policies. Sophisticated physical tape integration and data security complete the solution. Designed from the start as an enterprise-class application, FalconStor OBD can achieve sustained backup speeds of 20TB per hour per node. Up to eight nodes can combine into a single logical unit, scaling performance to a remarkable 160 TB per hour. This sustained performance allows users to solve the single biggest issue in backup: meeting the backup window. To put that in context, with our latest version 8.x product releases, existing customers can now do the same backup job in 2.8 hours vs. what previously took 8 hours. Unlike our competitors who report peak speeds using multiple nodes, FalconStor notes sustained speeds on a single node and on multiple nodes to ensure customers can achieve real-world performance and do more actual work in less time.

Built-in data deduplication significantly reduces the amount of data needed to be stored on disk. Combined with the latest high-speed protocols, including 8Gb Fibre Channel (FC) and 10Gb Ethernet, we believe FalconStor OBD demonstrates the fastest sustained deduplication speeds in the industry: more than 28 terabytes per hour with inline deduplication and more than 40 terabytes per hour with post processing. Because not all data is alike, we believe FalconStor OBD is the only deduplication solution to offer flexible deduplication options, letting the customer choose from any combination of four deduplication methods (inline, post-process, concurrent, and no deduplication) to align deduplication processes with business goals and unique requirements. By eliminating redundant backup data, the storage footprint can be reduced by as much as 95%, allowing organizations to keep weeks or even months worth of data on disk for fast, dependable restore without any of the reliability concerns of a tape-based restore.

FalconStor OBD presents network-attached storage (NAS) interface accessibility to a block-level deduplication repository through common LAN-based file-access protocols such as CIFS and NFS. In addition, FalconStor OBD provides a shared deduplication repository that spans multiple application sources, environments, and storage protocols, maximizing space savings. This allows for backup data from any node to be deduplicated against all data in the repository, for true global deduplication. This improves and accelerates data restores, making it easier to meet or exceed service level agreements.

While deduplication can eliminate or greatly reduce the need for physical tapes, many organizations still require tape for long-term, offsite, or archival storage. FalconStor OBD has the industry’s broadest and most sophisticated integration with physical tape libraries, allowing companies to export data directly to physical tape, leveraging the speed of FalconStor OBD without impacting the backup network.

FalconStor OBD also supports small and remote office environments through FalconStor OBD storage appliances and small footprint virtual appliances.

BUSINESS STRATEGY

FalconStor intends to maintain its position as a leading provider of disk-based data protection and storage virtualization solutions serving enterprise IT organizations and service providers worldwide. FalconStor intends to achieve this objective through the following strategies.

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

Expand Software and Hardware Strategic Alliances with Industry Leaders

FalconStor and Violin Memory, entered into a joint development agreement to provide data protection services for Violin’s flash memory platform. The SSD and Flash memory storage market represents a growth opportunity for the Company to partner with additional vendors in that space. Final acceptance of the deliverables under our joint development agreement with Violin Memory occurred on November 16, 2014.

The Flash/SSD market should be a key opportunity for us on two fronts: targeting customers wanting to integrate new Flash/SSD technology into existing IT environments; and OEMs needing to enhance their software stack in order to offer data movement and protection services on their platform. Cloud Service Providers (CSPs) also represent a growth opportunity. They need help moving data from the customer site to their own facilities as well as a way to deliver common data services across disparate and often incompatible hardware typically found across the provider and end customer environments. FalconStor is strongly positioned to continue to take advantage of these key opportunities in the global marketplace. Our strategic relationships with Dell, DSI, Fujitsu, Hitachi Data Systems, HP, Huawei and X-IO should fuel growth across all three major geographies.

Expanded Product Offerings

In 2014, FalconStor focused product development on updating its existing portfolio to address the needs of customers and leverage newer technologies. By optimizing the underlying technology and core engines, we are better positioned to deliver our next-generation unified data management platform in 2015. This included re-architecting the IPStor™ core engine, IO paths, HA logic, a new IP Cluster engine, and overall data management and change tracking. This redesign was done in part to support the efforts of our development agreement with Violin Memory, as well as create the framework for our next-generation platform - FreeStor.

In 2014, FalconStor moved to a “quarterly release” approach to ensure updates to our products occurred in a timely manner, while providing better predictability to our customers and partners. As such, FalconStor delivered the following releases:

•	FalconStor NSS version 7.6, version 7.7 and version 7.8.

•	FalconStor CDP version 7.6, version 7.7 and version 7.8.

•	FalconStor OBD version 8.0 and version 8.1

Refocused Market Approach

In mid-2013, FalconStor re-examined its business, all products, marketing and go-to-market efforts. As a result, several areas have been adjusted to better target core markets and customers and provide the necessary change to deliver positive returns on investments.

FalconStor realized that targeting the SMB market would be very costly to reach and maintain brand recognition amidst an ever-changing set of competitors and routes to market. Product and solution messaging has begun a transformation from technology-oriented to now be more focused on how we deliver value to businesses and organizations. All corporate marketing, marketing communication, advertising and go-to-market efforts have shifted away from the SMB markets, and are now refocused on core customers in the mid-market and enterprise segments.

That model continued in 2014. Marketing efforts were divided into Corporate Marketing and Regional Field Marketing teams to better address market differences. The Corporate Marketing team focuses on company branding, AR/PR, key messaging, product positioning and sales enablement. The Field Marketing teams have been organized and funded to focus on go-to-market and marketing activities, lead generation, promotions and event execution. These teams are now empowered to tailor go-to-market efforts and optimize marketing effectiveness for local markets and geographies, moving away from a “one-size-fits-all” approach.

Growth Drivers

According to McKinsey, IDC, Gartner and Forrester Research, all of the data captured and stored, doubles every 2.1 years. FalconStor believes companies will look to alternatives beyond simply adding more storage to their infrastructure and will leverage technologies such as storage virtualization, thin provisioning, and data deduplication to reduce data storage requirements. FalconStor believes that customers are tiring of point solutions to address platform specific solutions. Customers need solutions that address the horizontal nature of an IT environment filled with platforms from a wide number of vendors. They need better efficiencies, reduced complexity and lower costs so that they can focus on driving revenue.

According to IDC*, the traditional Business Continuity and Disaster Recovery (BCDR) markets are slowing to just under 8% growth (CAGR) over the next 3 years. That market is crowded with many incumbent vendors, all fighting for the same customer IT spend. However, the SSD/Flash market and the growth in CSPs offer a Compound Annual Growth Rate (CAGR) from 20% to over 150% over the next 3 years.

IDC also commented that companies should:

•
Move toward a platform approach to data protection. Instead of managing point products for each storage-related task (backup, archiving, replication, etc.), it is more efficient to design data management services that take into account performance, availability, and retention requirements, and manage data accordingly.

•
Investigate the value of alternative delivery models. Cloud storage is rapidly maturing into a valid alternative to traditional on-premises deployment models. Appliances are also increasingly popular as a delivery model, and many organizations benefit from this, acquiring storage software in the appliance form.

*(Source: IDC Enterprise Storage Forecast 2014, SSD Forecast 2014, SSD Array Forecast 2013, Hybrid Storage Array Forecast 2014, BCDR Forecast 2014, Disk Based Data Protection Forecast 2014, Cloud Provider Forecast 2013, SaaS Forecast 2014, PaaS Forecast, 2014, 2013)

The Flash/SSD market will be a key opportunity for us on two fronts: targeting customers wanting to integrate new Flash/SSD technology into existing IT environments; and OEMs needing to enhance their software stack in order to offer data movement and protection services on their platform. CSPs also represent a growth opportunity. They need help moving data from the customer site to their own facilities as well as a way to deliver common data services across disparate and often incompatible hardware typically found across the provider and end customer environments. We believe FalconStor is strongly positioned to continue to take advantage of these key opportunities in the global marketplace. Our strategic relationships with Dell, DSI, Fujitsu, Hitachi Data Systems, HP, Huawei and X-IO should fuel growth across all three major geographies.

SALES ROUTES TO MARKET

FalconStor continues to sell products in a number of ways:

•	Direct to customers

•	Through authorized partners, value-added resellers (VARs), solution providers, and large system integrators

•	Via Direct Market Resellers (DMRs), Distributors

•	Managed Service Providers (MSPs) and Cloud Service Providers (CSPs)

•	With Original equipment manufacturers (OEMs)

VAR and Distributor Relationships: FalconStor has entered into VAR and distributor agreements to help sell our products in various geographic areas. FalconStor’s VARs and distributors market various FalconStor products and receive a discount off of the list price on products sold. FalconStor’s scalable solutions are also being deployed by MSPs and CSPs to deliver online data protection and recovery services across different vertical markets.

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

MARKETING

FalconStor has re-branded and re-positioned the Company to focus on delivering business value in addition to its technology focus. In 2014, we began a new general-awareness advertising campaign in print and digital media across the US and EMEA. Based on media recall studies, awareness improved 31% and recall improved 5.8 times by the end of the campaign.

The corporate website was completely redesigned, messaging was simplified, and multiple language specific sites were deployed. As a result, visitor retention on the site is up over 400% compared with the previous year and time spent on the site is 4.8 times greater than the industry average. Search relevance also improved, going from 8% to more than 60%. Overall, this indicates that customers are better able to find FalconStor content, and the significant increase in time spent on our sites is attributed to better and more informative content.

COMPETITION

As data has become as critical an asset as capital and labor, the entrants into the data management and data protection segments continue to rise, as does the demand for services and integration with emerging technologies. Although there are several companies attempting to offer data protection for specific environments, FalconStor believes that only software-defined storage providers are capable of delivering a high level of data protection services across the data center, crossing the infrastructure boundaries between virtual, physical and hybrid environments. FalconStor holds multiple patents on key technologies that enable and optimize our snapshots, data protection, and data reduction platform. We believe that our integrated services and products based on our common storage virtualization platform - including CDP, NSS, OBD, WAN-optimized replication for remote offices and data centers, and disaster recovery automation - are unique to the industry.

Although some of FalconStor’s products provide capabilities that put them in competition with products from a number of companies, FalconStor is not aware of any other software company providing the same level of data protection and recovery capabilities for both physical and virtual infrastructures in a common solution. FalconStor believes that the principle competitive factors enhancing its marketability include product features, such as scalability, high availability, price, reliability, hardware/platform neutrality, and customer service and support.

As FalconStor refines its focus on enterprise and service provider market segments, the products and services offered by its partners may compete with existing or new products and services offered by current and new entrants to the market.

FalconStor’s future and existing competitors could conceivably introduce products with superior features, scalability and functionality at lower prices than FalconStor products. They could also bundle existing or new products with other more established products to compete with FalconStor. Increased competition could result in price reductions and reduced gross margins, which in turn could impact FalconStor’s business. FalconStor’s success will depend largely on its ability to generate market demand and awareness of its products and to enhance or develop new products and services in a timely manner.

When we sell to customers, the competitors we encounter most frequently are HP, EMC, IBM, NetApp, DataCore and a number of niche players. Many of these competitors have significantly greater resources than we do.

INTELLECTUAL PROPERTY

FalconStor’s success is dependent in part upon its proprietary technology. The IPStor platform forms the core of this proprietary technology. FalconStor currently has twenty-three patents and numerous pending patent applications. The Company has multiple registered trademarks - including “FalconStor Software” and “IPStor” - as well as pending trademark applications related to FalconStor and its products.

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

MAJOR CUSTOMERS

For the year ended December 31, 2014, 2013 and 2012, we had one customer, Hitachi Data Systems, which accounted for 11%, 14% and 11% of our total revenues, respectively. As of December 31, 2014 Huawei Technologies Co., Ltd. accounts receivable balance was 11% of our gross accounts receivable balance. As of December 31, 2013 Datang Telecom International Technology Co., Ltd's accounts receivable balance was 12% of our gross accounts receivable balance.

EMPLOYEES

As of December 31, 2014, we had 263 full-time and part-time employees, consisting of 89 in research & development, 84 in sales & marketing, 60 in service, and 30 in general administration. We are not subject to any collective bargaining agreements and we believe that our employee relations are good.

INTERNET ADDRESS AND AVAILABILTY OF FILINGS

Our internet address is www.falconstor.com. The Company makes available free of charge, on or through its Internet website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or (15)(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company complied with this policy for every Securities Exchange Act of 1934, as amended, report filed during the year ended December 31, 2014.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth below.

We recently announced our latest version of CDP/NSS, version 8.0, which is scheduled to be released during the first quarter of 2015 and our new FreeStor™ platform which is scheduled to be released during the second quarter of 2015. Our future business, financial and operating results are substantially dependent on the market acceptance of both of these products.

In February 2015, we announced the latest version of our CDP/NSS product, CDP/NSS 8.0. We also announced that we will release our new FreeStor platform in the second quarter of 2015. We have spent considerable resources, both financially and in our research and development efforts, developing CDP/NSS 8.0 and FreeStor. We currently do not have any other products in our pipeline with the same expectations or which we believe have the same potential for market acceptance as CDP/NSS 8.0 and FreeStor. If (i) either CDP/NSS 8.0 or FreeStor do not gain market acceptance, (ii) sales of either CDP/NSS 8.0 or FreeStor are significantly below our expectations, or (iii) the development schedule of both CDP/NSS 8.0 and/or FreeStor is delayed, our results may suffer and it would have a material adverse effect on our business, financial condition and operating results.

We have a significant number of outstanding preferred stock and options, the conversion and exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.
As of December 31, 2014, we had outstanding options to purchase 5,466,936 shares of our common stock, we had an aggregate of 2,333,357 outstanding unvested restricted shares and outstanding Series A redeemable convertible preferred stock convertible into 8,781,516 shares of our common stock. If all of the outstanding options were exercised, the proceeds to the Company would average $3.93 per share. In addition, over the next five years up to an additional 4,390,760 shares of common stock are potentially issuable as dividends with respect to the Series A redeemable convertible preferred stock (based on an assumed dividend rate of 10% per annum). We also had 4,006,452 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of common stock outstanding. In no event shall the number of shares of common stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan.
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

During the second quarter of 2014, the General Manager of our Asia/Pacific region resigned. We have not hired a new general manager for the Asia/Pacific region. We have determined the best management structure for the region currently is for each country manager to be responsible for their respective territories with direct reporting responsibilities to the Corporate headquarters.

On January 21, 2015, our Executive Vice President, General Counsel and Secretary resigned from all of his positions in the Company to pursue other opportunities. For now, we have chosen not to hire a new Executive Vice President, General Counsel and Secretary and we will outsource this function while we determine the best management structure for the Company.

In addition to our Executive Vice President, General Counsel and Secretary's resignation, in the past few years we have had turnover in other senior positions. We have filled these positions with highly qualified individuals with extensive storage and software company experience. However, there can be no guarantee that the new senior management will be able to get up to speed and successfully manage the Company. In addition, with the exception of Gary Quinn, we have no employment agreements with any of our senior management and there can be no assurance that we will be able to retain any or all of the members of the senior management team.

We are dependent on a significant customer.

For the year ended December 31, 2014, 2013 and 2012, we had one customer, Hitachi Data Systems, which accounted for 11%, 14% and 11% of our total revenues, respectively. The loss of this customer or a significant reduction in revenue from this customer would have a material adverse effect on our revenues.

A significant portion of our receivables is concentrated with one customer.

As of December 31, 2014 Huawei Technologies Co., Ltd. ("Huawei") accounts receivable balance was 11% of our gross accounts receivable balance. We currently have no reason to expect that Huawei will fail to pay the amounts invoiced, nor do we have any history of non-payment with Huawei, but the concentration of this receivable means that any failure by Huawei to pay us all or a significant portion of this receivable would have a material impact on us.

Our sales of turn-key appliances may not be successful and exposes us to supply, inventory and support risks.

We continue to sell sales of turn-key appliances. These appliances consist of our branded software loaded onto industry standard hardware. The hardware, while purchased from third parties, is FalconStor branded. There can be no guarantee that we will be more successful selling these appliances than we have been selling software-only solutions.
In addition, the continued emphasis on appliances creates the following risks:

•
Supply. We depend on third parties for the supply of the hardware. If we cannot obtain adequate supplies of the hardware, we could lose sales and revenues. If our hardware suppliers discontinue certain models, our sales could be disrupted while we find and certify replacement models. If customer orders exceed our expectations, we may not be able to deliver all of the appliances to meet those orders in a particular quarter.

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
We install our software on industry-standard hardware. We purchase nearly all of that hardware from Dell. The Dell hardware contains many components. Should Dell experience disruption in its supply chain, Dell might not be able to provide us with enough hardware to meet our needs. For example, in 2011, flooding in Thailand caused significant disruptions in the worldwide supply of hard disk drives. Dell warned us that this could result in the rationing of Dell hardware. Fortunately, Dell was able to meet all of our requirements. But there can be no guarantee that a similar disruption in the supply chain will not impact our ability to source all of the hardware we require. If we are unable to acquire the necessary hardware, our revenues will be impacted negatively.

We have had only two profitable quarters since 2009. There is no guarantee that we will be able to return to, or to maintain, profitability.

We recorded a loss in the fourth quarter of 2014. While we were profitable in the fourth quarter of 2013 and the second quarter of 2014, our profitability was the result of a gain recorded from a sale of an investment in the fourth quarter of 2013 and a gain recorded from the settlement with the Estate of ReiJane Huai in the second quarter of 2014, neither of which we expect to recur. We have incurred losses in the first, third and fourth quarters of 2014 and in each of the seventeen quarters preceding the fourth quarter of 2013. We have taken steps to try to reduce or to eliminate the chance of future losses - such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products - but there is no guarantee that we will be able to return to or to maintain profitability. As of December 31, 2014, we had approximately $21.8 million in cash, cash equivalents and marketable securities. If losses recur, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.

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

The timing of revenue recognition may be impacted by the use of flexible terms.

On occasion the Company may enter into sales arrangements that include flexible pricing and payment terms, and the timing of our revenue recognition for these arrangements may vary from our historical recognition methods.  This may result in lower upfront revenue recognition for the current period and an increase in deferred revenue that is recognized over time. This could lead to further operating losses and prevent us from meeting our forecasted revenue targets until the revenue recognized from these types of deals stabilizes.  There is no guarantee that the use of flexible terms will increase our sales.

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

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the twelve months ended December 31, 2014, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $1.01 and $1.79. The NASDAQ Global Market requires that our common stock maintain a trading price of at least $1.00 per share. To the extent that the market price of our common stock closes below $1.00 per share, for thirty consecutive trading days and if the stock then does not trade at a $1.00 or more per share for ten consecutive days during the next ninety days, our common stock could be subject to delisting from the NASDAQ Global Market. If our common stock is delisted from the NASDAQ Global Market, the liquidity of our common stock could be materially impacted and it may be more difficult to make transaction in our common stock. The market price of our common stock may be significantly affected by the following factors:

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
As of December 31, 2014, we held short-term marketable securities aggregating $10.9 million. We invest in a mixture of corporate bonds, government securities and marketable debt securities, the majority of which are high investment grade, and we limit the amount of credit exposure through diversification and investment in highly rated securities. However, investing in highly rated securities does not entirely mitigate the risk of potential declines in market value. A deterioration in the economy, tightening of credit markets or significant volatility in interest rates, could cause our marketable securities to decline in value or could impact the liquidity of the portfolio. If market conditions deteriorate significantly, our results of operations or financial condition could be materially and adversely affected.
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
In 2011, floods in Thailand impacted our supply of hardware components. We continually look for alternatives to help mitigate any supply chain disruptions due to natural disasters, terrorist acts or other catastrophic events. However, our failure to mitigate these supply chain disruptions could impact our ability to procure and deliver products to our customers, which could adversely impact our overall financial condition.

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
China is a significant market for our products. We have an OEM agreement with Huawei which has historically provided us with significant revenue. As of December 31, 2014 we have 19 employees in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:
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
Our success is dependent upon our proprietary technology. We have 23 patents issued, and we have multiple pending patent applications, numerous trademarks registered and multiple pending trademark applications related to our products. We cannot predict whether we will receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.
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
Our success depends upon the continued contributions of our key employees, many of whom would be extremely difficult to replace. We do not have key person life insurance on any of our personnel. Worldwide competition for skilled employees in the network storage software industry is extremely intense. In particular our success is dependent on our executive management team, including Gary Quinn, our President and Chief Executive Officer, whose employment agreement is expiring in July 2015. If we are unable to retain existing employees or to hire and integrate new employees, our business, financial condition and operating results could suffer. In addition, companies whose employees accept positions with competitors often claim that the competitors have engaged in unfair hiring practices. We may be the subject of such claims in the future as we seek to hire qualified personnel and could incur substantial costs defending ourselves against those claims.
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
The preparation of consolidated financial statements and related disclosure in accordance with generally accepted accounting principles requires management to establish policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 describes the significant accounting policies and estimates essential to preparing our financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual future results may differ materially from these estimates. We evaluate, on an ongoing basis, our estimates and assumptions.

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

The holders of the Series A redeemable convertible preferred stock are entitled to dividends on the Series A redeemable convertible preferred stock they hold. The payment of these dividends will decrease cash that is available to us to invest in our business. We were unable to pay our dividend for the fourth quarter of 2014 and if, after one year, we do not have adequate surplus to pay the dividends, the holders of the Series A redeemable convertible preferred stock may elect to receive the dividends in the form of Company common stock. This would dilute the holdings of all other stockholders.

Our agreements with the holders of the Series A redeemable convertible preferred stock provide that such holders will receive quarterly dividends on the Series A redeemable convertible preferred stock at prime rate plus 5%, subject to a maximum dividend rate of 10%. If we do not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, then we can, at our election, pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. We also have the ability to accrue and roll over dividends. During the third quarter of 2014 we were not in compliance with the cash flow requirement to pay dividends in cash. We obtained a waiver from the holders of the Series A redeemable convertible preferred stock related to the $1.0 million positive cash flow requirement which allowed us to pay the third quarter 2014 dividend in cash. There can be no assurance that the holders of the Series A redeemable convertible preferred stock will waive this requirement in the future. In addition, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, we accrued our fourth quarter 2014 dividend and expect to pay this dividend in the future. However, if we are unable to pay this dividend in the future due to lack of sufficient surplus, after the first year of issuance of the Series A redeemable convertible preferred stock, the holders of the Series A redeemable convertible preferred stock have the right to convert the accrued but unpaid dividends into Company common stock. The payment of the dividends will reduce the cash that we have available to invest in our business. If any dividends are paid in common stock, this will dilute the holdings of all other stockholders. There can be no assurance that we will have enough cash to pay the dividends in cash.

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

Our agreements with the holders of the Series A redeemable convertible preferred stock provide that if we breach certain provisions of the agreements, a “Breach Event” will have occurred. If a Breach Event were to occur, the holders of the Series A redeemable convertible preferred stock would be entitled to demand the redemption of any outstanding Series A redeemable convertible preferred stock that they hold. If we did not have the cash necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock would increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remained unredeemed, the dividend rate would increase by 1%, subject to a maximum dividend rate of 19%. Paying these increased dividends could further decrease the amount of capital we have available to run and to invest in our business. In addition, if a Breach Event were to occur and the Company is in default under or has breached any provision in respect of its obligations to redeem the Series A redeemable convertible preferred stock, our Board of Directors would automatically be increased, with the holders of the Series A redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the Series A redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A redeemable convertible preferred stock control of the Company. There can be no assurance that a Breach Event will not occur and that if a Breach Event does occur, that we will be able to redeem the Series A redeemable convertible preferred stock.

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

As of December 31, 2014, we were not in compliance with the financial covenant related to EBITDA in the Stock Purchase Agreement (the “SPA”) covering our Series A redeemable convertible preferred stock because we did not reach the agreed upon EBITDA for two consecutive quarters. Under the SPA, this default would allow the Series A redeemable convertible preferred stockholders to require us to redeem any of the Series A redeemable convertible preferred stock for the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of December 31, 2014. We were able to obtain a waiver of the holders' rights arising from the default, from the Series A redeemable convertible preferred stockholders. There can be no guarantee that we will meet the financial covenants going forward or that the Series A redeemable convertible preferred stockholders will grant a waiver if we fail to meet the financial covenants. If we breach a financial covenant, and if we are unable to obtain a waiver of that default, the Series A redeemable convertible preferred stockholders would be able to redeem their holdings. If the Series A redeemable convertible preferred stock were to be redeemed, it would negatively impact our total cash and cash equivalents.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company’s headquarters are located in an approximately 59,000 square foot facility in Melville, New York.  Offices are also leased for development, support, and sales and marketing personnel, which total an aggregate of approximately 40,000 square feet in La Garenne, France; Reading, UK; Munich, Germany; Taipei and Taichung, Taiwan; Tokyo, Japan; Beijing and Shanghai, China; Seoul, Korea; Kuala Lumpur, Malaysia; and Singapore. Initial lease terms range from one to six years, with multiple renewal options.

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

In accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on contingencies, the Company accrues anticipated costs of settlement, damages and losses for claims to the extent specific losses are probable and estimable. The Company records a receivable for insurance recoveries when such amounts are probable and collectable. In such cases, there may be an exposure to loss in excess of any amounts accrued. If, at the time of evaluation, the loss contingency related to a litigation is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable and, the Company will expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, the Company will accrue the minimum amount of the range.

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

On March 5, 2013, the Suffolk County Division of the Supreme Court of the State of New York granted a motion made by all of the defendants in the Derivative Action, except Mr. Lin, and dismissed the Derivative Action as to all defendants other than Mr. Lin. The stockholders have appealed the dismissal of the Derivative Action. All documents relating to the appeal have been filed with the court and oral argument was made on January 26, 2015. The Company is currently awaiting a decision from the court. The Company cannot predict when the appeal will be resolved or the ultimate outcome of the matter. Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or the Company’s by-laws.

 The Company has insurance policies that were purchased to cover, among other things, lawsuits like the Derivative Action and a class action lawsuit that has been settled by the Company ("Class Action"). The Company’s Directors and Officers (“D&O”) Insurance, is composed of more than one layer, with each layer written by a different insurance company. However, the events that gave rise to the claims in the Derivative Action and Class Action caused the Company’s insurers to reserve their rights to disclaim, rescind, or otherwise not be obligated to provide coverage to the Company and certain other insureds under the policies. In light of these uncertainties, the Company entered into settlements with two of its insurers. Pursuant to these settlements, the Company did not receive repayment of all amounts it might otherwise have received.

In October 2012 the Company entered into an agreement with the carrier of the first $5.0 million layer of the Company’s D&O insurance. Pursuant to this agreement, the Company accepted a payment of $3.9 million from the first layer insurance carrier in 2012 in satisfaction of the carrier’s obligations to the Company under the first layer D&O insurance policy. In addition, as part of the October 2012 agreement with the carrier, the Company agreed to indemnify the carrier of the first layer of D&O insurance against potential claims by certain named insured persons under the first layer D&O insurance policy. The Company cannot predict the likelihood or the outcome of any such claims by the named insureds.

Because the carrier of the next layer of insurance would not be obligated to make payment to the Company until the full $5.0 million first layer limit had been exhausted, this means that the Company was responsible for $1.1 million out of pocket before it could again seek reimbursement from its insurers. The Company accrued for the $1.1 million during 2012.

On July 31, 2013 the Company entered into an agreement with the carrier of the second $5.0 million layer of the Company’s D&O insurance. Pursuant to the agreement, the insurer agreed to pay seventy five percent (75%) of the Company’s losses attributable to the Class Action and the Derivative Action above the first $5.25 million of such losses. In addition, as part of the July 31, 2013 agreement with the carrier, the Company agreed to indemnify the carrier of the second layer of D&O insurance against potential claims by certain named insured persons under the second layer D&O insurance policy. The Company cannot predict the likelihood or the outcome of any such claims by the named insureds.

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

Since October 1, 2012, the Company has recorded $7.3 million of total costs associated with the Class Action and the Derivative Actions. As a result of the agreement reached with the insurer carriers of the Company’s D&O insurance, the Company recorded insurance recoveries of $5.6 million since October 1, 2012 all of which has been reimbursed by the Company’s insurance carriers as of December 31, 2014.

The Estate of ReiJane Huai

On June 12, 2014, the Company entered into an agreement to settle (the "settlement agreement") the action it filed against the Estate of ReiJane Huai (the “Estate”) in Surrogates Court, Nassau County, State of New York. Mr. Huai was the former Chairman, President and Chief Executive Officer of the Company. The Company believes that prior to entering into the settlement agreement, the Estate owned more than 10% of the voting stock of the Company.

Effective June 27, 2014, pursuant to the settlement agreement, the Estate transferred 3,132,141 shares of the Company's common stock to the Company. The Company has recorded these shares within treasury and recognized a gain of $5.3 million. On July 16, 2014, in accordance with the settlement agreement, the Company’s action against the Estate was voluntarily discontinued. The settlement agreement also contained various other terms and conditions. Among the other terms of the agreement were the following:

•	The Company agreed to register for resale, by the Estate, the remaining shares of the Company's common stock formerly registered in the name of Mr. Huai.

•
The Company obtained a right of first refusal to purchase the remaining shares of the Company's common stock held by the Estate if the Estate proposes to dispose of such shares in any private transactions.

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

In November 2014, the Company entered into a purchase agreement to acquire 4,298,533 shares of the Company's common stock held by the Estate for $4.7 million and recorded these shares in treasury. See Note (9) Stockholders' Equity to our consolidated financial statements for further information.

In December 2014, the Estate informed the Company that it had an agreement for the sale of the remaining 600,000 shares of the Company's common stock in a private transaction. In accordance with its rights under the Settlement Agreement, the Company assigned its right of first refusal to purchase those shares to an unrelated third party.

During 2014 and 2013, the Company recorded a benefit of $5.4 million and an expense of $0.4 million, respectively, of investigation, litigation and settlement related legal costs, net of expected recoveries, related to expenses related to the Class Action and Derivative Action lawsuits, the Estate settlement and other settlement related activities that are not recoverable through insurance.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed on The Nasdaq Global Market (“Nasdaq”) under the symbol “FALC”. The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods indicated as reported by Nasdaq:

	2014		2013
	High	Low	High	Low
Fourth Quarter	$1.37	$1.01	$1.74	$1.21
Third Quarter	$1.70	$1.12	$1.44	$0.89
Second Quarter	$1.79	$1.44	$2.60	$1.24
First Quarter	$1.73	$1.32	$2.82	$2.26

Holders

We had approximately 356 holders of record of Common Stock as of January 30, 2015. This does not reflect persons or entities that hold Common Stock in nominee or “street” name through various brokerage firms.

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

Holders of the Series A redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company, at its election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. For the year-ended December 31, 2014 we paid cash dividends totaling $0.8 million to Series A redeemable convertible preferred stock holders. As of December 31, 2014, our liability for dividends to Series A redeemable convertible preferred stockholders totaled $0.2 million and such dividend amount was accrued and is expected to be paid in the future.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,800,293	$2.76	4,006,452

(1)
As of December 31, 2014 we had 4,006,452 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Plan is in effect, the number of shares of stock to which options may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. See Note (10) Share-Based Payment Arrangements to our consolidated financial statements for further information.

Performance graph

The following graph compares, for each of the periods indicated, the percentage change in the Company’s cumulative total stockholder return on the Company’s common stock with the cumulative total return of a) Morningstar Data Storage companies, a peer group index and b) the Russell 3000 Index, a broad equity market index.

ASSUMES $100 INVESTED ON JANUARY 1, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2014

	Fiscal Year Ending
	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
The Company	$100.00	$82.51	$63.55	$57.39	$33.25	$33.00
Russell 3000 Index	$100.00	$116.92	$118.12	$137.51	$183.68	$206.73
Morningstar Data Storage	$100.00	$123.13	$112.48	$130.50	$162.14	$195.71

There can be no assurance that the Company's common stock performance will continue with the same or similar trends depicted in the graph above.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May yet Be Purchased Under the Plan at Month End
October 2014	—	$—	—	5,994,765
November 2014	—	$—	—	5,994,765
December 2014	4,298,533	$1.09	4,298,533	1,696,232
Total	4,298,533	$1.09	4,298,533	1,696,232

On February 4, 2009, the Company's Board of Directors increased its authorization to repurchase the Company's outstanding common stock from eight million shares to fourteen million shares in the aggregate. As of December 31, 2014, the Company had repurchased 12,303,768 shares since October 2001. The program has no expiration date. See Note (9) Stockholders' Equity to our consolidated financial statements for further information.

 Item 6.  Selected Financial Data

The selected financial data appearing below have been derived from our audited consolidated financial statements, and should be read in conjunction with these consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
	Year Ended December 31,
	2014 (a), (b)	2013 (a), (c), (d)	2012	2011	2010 (e)

	(In thousands, except per share data)
Revenues:
Product revenues	$17,723	$27,339	$41,359	$49,470	$51,905
Support and services revenues	28,551	31,298	34,052	33,400	30,939
Total revenues	46,274	58,637	75,411	82,871	82,844
Cost of revenues:
Product	2,792	4,156	8,215	8,387	9,291
Support and service	7,839	11,000	12,447	13,130	12,148
Total cost of revenues	10,631	15,156	20,662	21,517	21,439
Gross profit	$35,643	$43,481	$54,749	$61,354	$61,405
Operating expenses
Research and development costs	12,453	15,613	18,950	21,509	27,199
Selling and marketing	24,426	25,223	35,695	39,289	40,552
General and administrative	9,106	12,265	13,334	11,697	9,626
Investigation, litigation, and settlement related (benefits) costs	(5,418)	374	(326)	10,257	1,616
Restructuring costs	1,135	3,606	771	822	—
Total operating expenses	41,702	57,081	68,424	83,574	78,993
Operating loss	(6,059)	(13,600)	(13,675)	(22,220)	(17,589)
Interest and other (loss) income, net	(643)	1,094	(523)	60	(213)
Loss before income taxes	(6,702)	(12,506)	(14,198)	(22,160)	(17,802)
Provision (benefit) for income taxes	510	(1,574)	786	1,208	17,574
Net loss	$(7,212)	$(10,932)	$(14,984)	$(23,368)	$(35,376)
Less: Accrual of Series A redeemable convertible preferred stock dividends	748	216	—	—	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	493	128	—	—	—
Net loss attributable to common stockholders	$(8,453)	$(11,276)	$(14,984)	$(23,368)	$(35,376)
Basic net loss per share attributable to common stockholders	$(0.18)	$(0.24)	$(0.32)	$(0.50)	$(0.78)
Diluted net loss per share attributable to common stockholders	$(0.18)	$(0.24)	$(0.32)	$(0.50)	$(0.78)
Weighted average basic shares outstanding	46,265	47,979	47,409	46,649	45,549
Weighted average diluted shares outstanding	46,265	47,979	47,409	46,649	45,549

(a)
On September 16, 2013, we issued to Hale Capital Partners, LP 900,000 shares of the Company’s newly created Series A redeemable convertible preferred stock. We included a deduction of $0.5 million and $0.1 million as an adjustment to net loss attributable to common stockholders on the statement of operations and in determining loss per share for the years ended December 31, 2014 and 2013, respectively. This amount represents the accretion of the transaction costs of $0.3 million, beneficial conversion feature of $2.0 million and fair value allocated to the embedded derivatives of $0.2 million at the time of issuance. We also included a deduction of $0.8 million and $0.2 million as an adjustment to net loss attributable to common shareholders on the statement of operations and in determining loss per share for the years ended December 31, 2014 and 2013, respectively, for accrued dividends on the Series A redeemable convertible preferred stock. See note (8) Redeemable Convertible Preferred Stock to our consolidated financial statements for further information.

(b)
Included within investigation, litigation, and settlement related (benefits) costs for 2014 is a non-recurring gain of $5.3 million related to the settlement of the Estate litigation. See Note (14) Litigation to our consolidated financial statements for further information.

(c)	Included within interest and other (loss) income, net for 2013 is a non-recurring gain of $2.1 million related to the sale of our cost-method investment.

(d)
Included within provision (benefit) for income taxes for 2013 is a non-recurring benefit of $2.3 million related to the reversal of unrecognized tax benefits due to the expiration of applicable statutes of limitations partly offset by withholding taxes of $0.2 million recorded on the gain of our cost-method investment.

(e)
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

CONSOLIDATED BALANCE SHEET DATA:
	2014	2013	2012	2011	2010

	(In thousands)
Cash, cash equivalents, restricted cash and marketable securities	$21,775	$28,111	$29,932	$37,763	$37,325
Working capital	1,330	14,327	10,613	20,382	35,475
Total assets	42,323	53,218	59,705	73,047	76,545
Long-term obligations	13,954	12,413	9,099	10,285	9,063
Series A redeemable convertible preferred stock	7,231	6,738	—	—	—
Stockholders' (deficit) equity	(10,471)	6,218	13,253	22,817	39,939

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

OVERVIEW

2014 continued to be a year of transition for the Company after a year where we took significant steps to reposition the Company which included among other things, changes to management, expenses reduction, replenishment of our financial resources, and refocus of our product portfolio.

In July, 2013, we entered into a joint development agreement with Violin Memory, Inc., ("Violin") that provided us with $12.0 million. During 2013, we reached the first two milestones and we received $6.0 million from Violin. During 2014, we achieved the final two milestones and received the remaining $6.0 million under the agreement. As of December 31, 2014, we have met all of our obligations under our agreement with Violin, and have entered into a two-year maintenance and support agreement associated with the final deliverables.

Over the past 18 months, we began to redefine and to refocus our products. At its core, we believe we offer customers “freedom” from the constraints of traditional data management products and the overinflated costs of data protection. We focused product developments on updating our existing portfolio to address the needs of customers and newer technologies. Through optimizing the underlying technology and core engines, we were better able to prepare to deliver our next generation unified data management platform, which we expect to deliver in 2015. This included re-architecting the IPStor™ core engine, IO paths, HA logic, a new IP Cluster engine, and overall data management and change tracking. This redesign was done in part to support the efforts of our development agreement with Violin, as well as to create the framework for our next generation platform, FreeStor™.

Our results in 2014 may not be able to be compared directly with prior results of the Company. From our inception through the third quarter of 2013, we used the “up front” revenue model for revenue from nearly all sales of product licenses and hardware. 2014 was the first full year we became more flexible in our sales terms and as a result the product revenue for some transactions are being recognized ratably over the contractual maintenance term. We expect to continue this flexibility going forward, and also expect that the number of transactions with flexible sales terms will increase over time, which could result in variable periods for recognizing the revenue. Our support and maintenance revenue has always been taken ratably over the term of the support and maintenance agreement and this will not change. Our professional services revenue will continue to be recognized upon delivery of the professional services unless it is sold as part of a bundled arrangement which we have not established fair value for all undelivered elements which would require the revenue from the entire arrangement be recognized over the longest service term which would be the maintenance term.

We continued to wind down the remaining legal distractions that arose from improper payments made by former Company employees. On June 12, 2014, we reached a settlement with the Estate of ReiJane Huai, our former Chief Executive Officer, who is deceased, pursuant to which the Estate agreed to transfer to the Company FalconStor common stock held by the Estate. The number of shares transferred was 3,132,141 and was calculated by dividing $5.25 million by the average trading price of FalconStor common stock for the ten trading days immediately following the execution of the settlement agreement. The share transfer was effective June 27, 2014, resulting in a non-cash and non-recurring gain in fiscal 2014 of $5.3 million.

On May 8, 2014 a settlement of the class action lawsuit filed against the Company and several current and former officers and directors arising out of the improper payments was approved by the court. In the fourth quarter of 2013, following preliminary approval of the settlement by the district court, we deposited $5.0 million into an escrow account, where it was being held pending final settlement.

In March, 2013, the Derivative Action against certain current and former officers and directors of the Company arising out of the improper payments was dismissed. The dismissal has been appealed by the plaintiffs in the Derivative Action. On January 26, 2015, oral arguments related to the plaintiffs appeal were presented to the court. We are currently awaiting a decision from the court.

Our revenues continue to be generated primarily by our FalconStor-branded gateway appliances and complete turn-key appliances with integrated disks, and licenses of our stand-alone software products. The appliances integrate our software with standard hardware configurations.

In 2014, we offered increased flexibility in licensing and payment structures. This has resulted, and we expect that it will continue to result in, changes in timing of when we recognize revenue from these license deals compared to prior periods. In the past, nearly all product revenue was recognized at the time the transaction was completed and the product was delivered to the customer. Although a large percentage of our product revenue is still recognized at the time of completion of the transaction;, some product revenue is now being recognized ratably over the term of the associated maintenance agreement, due to the change in license and payment structures. We believe that this added flexibility make us more competitive in the marketplace resulting in increased bookings with end users.

Overall, total revenues decreased 21% from $58.6 million for the year ended December 31, 2013 to $46.3 million for the year ended December 31, 2014.  We attribute the decline in total revenues to several factors.  First, although we have updated our existing portfolio to address the needs to customers and newer technologies during 2014, the volume of new product licenses sales, both for expansion of our existing installed base and in the acquisition of new customers declined from the prior year. Second, we did not release any new products during the year to drive new product sales. We did however release new versions of our existing products throughout 2014. We believe that our engineering efforts throughout the year of optimizing the underlying technology and core engines have enabled us to be better able to prepare to deliver our next generation unified data management platform in 2015. Finally, to a lesser extent, as discussed above, we continue to provide our customers with more flexibility in licensing and payment structures, resulting in lower revenue in the current year and increased revenue in future periods when compared to our standard “up-front” model.

Support and services revenue decreased 9% from $31.3 million for the year ended December 31, 2013 to $28.6 million for the same period in 2014. The decline resulted primarily from the winding up of support contracts from our legacy OEM sales. Additionally, the decline in the number of new product license sales also contributed to the decline in our support and services revenues within the business.

Net loss for the year ended December 31, 2014 was $7.2 million, compared with a net loss of $10.9 million for the year ended December 31, 2013. Typically, we look to operating income as another measure of our progress. This number enables us to measure and to compare our results of operations from one year to the next. Operating loss for 2014 was $6.1 million, compared with an operating loss of $13.6 million in 2013. Included in our operating loss for 2014 was a benefit of $5.4 million compared to an expense of $0.4 million in 2013 of investigation, litigation and settlement related costs, which contributed to the decrease in operating loss and net loss in 2014 compared to 2013.

Overall, our operating expenses decreased 27% or $15.4 million to $41.7 million in 2014 from $57.1 million in 2013. Included in our operating results for 2014 and 2013 were $1.1 million and $3.6 million related to our restructuring expenses and a benefit of $5.4 million and charges of $0.4 million related to our investigation, litigation and settlement related costs.

Our gross margins were 77% for 2014 as compared with 74% in 2013.

Operating margin is a measure of operating efficiency. We incur research and development expenses before the product is offered for licensing. These expenses consist primarily of personnel costs for engineering and testing, but also include other items such as the depreciation and amortization of hardware and software used in development. We also have expenses for software support, sales and marketing, and general and administrative functions. Our operating margin improved to (13%) in 2014 from (23%) in 2013. While our operating margin has improved over the prior year it was driven by the settlement gain from the Estate litigation and the decrease in restructuring costs, which was not reflective of our internal targets and we continue to look for ways to improve our operating efficiencies.

Most of our revenue comes from sales to customers through resellers. As service providers to companies, resellers’ reputations are dependent on satisfying their customers’ needs efficiently and effectively. Resellers have wide choices in fulfilling their customers’ needs. If resellers determine that a product they have been providing to their customers is not functioning as promised, or is not providing adequate return on investment, or if the customers are not satisfied with the level of support they are receiving from the suppliers, the resellers will move quickly to offer different solutions to their customers. Additional sales by resellers are therefore an important indicator of our business prospects.

Our “Business Partner” program for our resellers provides financial incentives, for those resellers that are willing to make a commitment to FalconStor through training, marketing and revenue. As part of our review of all of our operations to maximize savings without sacrificing sales, and in connection with our Business Partner program, we continually review our relationship with each of our resellers in all regions. We decided to focus on only those resellers who have the expertise, personnel and networks to identify potential customers and to service our end users.

As of December 31, 2014 and 2013, approximately 61% and 73% of our deferred revenue consists of amounts attributable to future support and maintenance of our products, respectively, and approximately 39% and 26% of deferred revenue consists of amounts attributable to product revenues, respectively. As we entered into more flexible transactions during 2014, we experienced a growth in deferred product revenues that will be recognized ratably over time. The level of deferred revenue is an important indicator of our success. Maintenance and support for our products is sold for fixed periods of time. Our deferred revenue increased 23% from $29.8 million in 2013 to $36.5 million in 2014, which includes $5.3 million from our joint development agreement with Violin in 2014. Deferred revenue will be an important key metric to measure our success in growing our business from a top line perspective as we anticipate certain product sales in 2015 to be recognized ratably under the terms of the arrangements.

 We continue to recognize share-based compensation expense in connection with the issuance of equity-based awards as part of our normal business operations. On an on-going basis we weigh the impact of the expense on our consolidated financial statements against the impact of discontinuing the grant of equity-based compensation to our worldwide workforce. It continues to be our view that the opportunity to participate in the growth of our Company is an important motivating and retention tool for our current employees and a valuable recruiting tool for new employees. We will thus continue to apply the criteria and the methodology we have used in the past to determine grants of stock options or other equity-based awards to our employees. For the management of our business and the review of our progress, we will continue to look to our results excluding share-based compensation expense and other limited non-operating focused expenses of the business. We will use these non-GAAP financial measures in making operating decisions because they measure the results of our day-to-day operations and because they provide a more consistent basis for evaluating and comparing our results across different periods.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2014 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2013

Total revenues for the year ended December 31, 2014 decreased 21% to $46.3 million, compared with $58.6 million for the year ended December 31, 2013. Our cost of revenues decreased 30% to $10.6 million for the year ended December 31, 2014, compared with $15.2 million for the year ended December 31, 2013. Our operating expenses decreased 27% from $57.1 million for the year ended December 31, 2013 to $41.7 million for the year ended December 31, 2014. Included in the operating results for the years ended December 31, 2014 and 2013 were; (i) a benefit of $5.4 million and an expense of $0.4 million, respectively, of investigation, litigation and settlement related costs; (ii) $1.5 million and $1.7 million, respectively, of share-based compensation expense; and (iii) $1.1 million and $3.6 million, respectively, of restructuring costs. Net loss for the year ended December 31, 2014 was $7.2 million, compared with a net loss of $10.9 million for the year ended December 31, 2013. Included in our net loss for the year ended December 31, 2014 was an income tax provision of $0.5 million compared with an income tax benefit of $1.6 million for the year ended December 31, 2013. In addition, included in our net loss for the year ended December 31, 2013 was a gain on the sale of a cost-method investment of $2.1 million. No tax benefits were recognized during either period for our domestic losses due to the full valuation allowance over our domestic deferred tax assets. Net loss attributable to common stockholders, which includes the effects of the Series A redeemable convertible preferred stock dividends and accretion, was $8.5 million for the year ended December 31, 2014, compared to $11.3 million for the year ended December 31, 2013.

Overall, our total operating expenses decreased $15.4 million or 27%, attributable to; (i) the $5.3 million benefit recorded related to the settlement of the Estate litigation; (ii) the decrease in restructuring costs of $2.5 million; and (iii) our restructuring efforts and to tighter expense controls which commenced during the second half of 2013 to better align our current business plan on a run-rate basis. These expense controls included a decrease in salary and personnel costs and the closure or downsizing of certain foreign offices based on our redesigned go-to-market coverage model. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing.

Revenues

	Year ended December 31,
	2014	2013
Revenues:
Product revenue	$17,723,000	$27,338,557
Support and services revenue	28,550,515	31,297,947
Total Revenues	$46,273,515	$58,636,504
Year-over-year percentage change
Product revenue	(35)%	(34)%
Support and services revenue	(9)%	(8)%
Total percentage change	(21)%	(22)%

Product revenue

Product revenue is comprised of both sales of licenses for our software solutions and sales of the platforms on which the software is installed. The products are sold through our OEMs, and through (i) value-added resellers, (ii) distributors, and/or (iii) directly to end-users (collectively “non-OEMs”). These revenues are recognized when all the applicable criteria under Generally Accepted Accounting Principles in the United States are met.

Product revenue decreased 35% from $27.3 million for the year ended December 31, 2013 to $17.7 million for the year ended December 31, 2014. These amounts are net of benefits of $0.1 million and less than $0.1 million recognized during the years ended December 31, 2014 and 2013, respectively, resulting from the impact of our collection efforts of previously reserved accounts receivable. Product revenue represented 38% and 47% of our total revenues for the years ended December 31, 2014 and 2013, respectively. Product revenue from OEM partners increased $2.7 million, while product revenue from non-OEM partners decreased $12.4 million for the year ended December 31, 2014, compared with the same period in 2013. The decline in product revenue from our non-OEM channel was primarily due to (i) a decrease in the volume of new product licenses sales, both for expansion of our existing installed base and in the acquisition of new customers, and (ii) the timing of deals closing and elongated sales cycles associated with the more significant transactions, across all of our regions, compared with the same period in 2013. In addition, commencing in 2013, we began to offer revenue arrangements that provide our customers with more flexibility in licensing and payment structures, which resulted in product revenue from some transactions being recognized ratably over the term of the associated maintenance agreement, rather than upon transaction completion and product delivery as with our standard model. We anticipate that as we continue to focus on bookings achievements, our revenue recognized each quarter may lag behind our bookings for the near-term. The increase in OEM product revenue was primarily the result of an increase in sales volume from one of our largest OEM partners in China. In addition, upon the successful completion of all milestones associated with our agreement with Violin Memory, the Company began recognizing the total contract amount of $12.0 million, all of which has been collected, over the estimated ongoing maintenance term since vendor-specific objective evidence (“VSOE”) of fair value could not be demonstrated for the undelivered maintenance. For the year ended December 31, 2014, we recognized approximately $0.7 million of revenue associated with the Violin agreement, of which we classified approximately $0.6 million as product revenue and $0.2 million as support and services revenue. Product revenue from our non-OEM channel represented 78% and 96% of our total product revenue for the years ended December 31, 2014 and 2013, respectively. Product revenue from our OEM partners represented 22% and 4% of our total product revenue for the years ended December 31, 2014 and 2013, respectively.

We continue to invest in our product portfolio by refreshing and updating our existing product lines and developing our next generation of innovative product offerings, which is expected to be delivered during 2015, to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue is comprised of (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenue derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed or over the contractual term if VSOE does not exist for all undelivered elements. Engineering services are recognized upon customer acceptance or over the remaining contract term if VSOE does not exist for remaining deliverables upon acceptance. Support and services revenue decreased 9% from $31.3 million for the year ended December 31, 2013 to $28.6 million for the same period in 2014. The decrease in support and services revenue was attributable to decreases in both maintenance and technical support services revenue and professional services revenue.

Maintenance and technical support services revenue decreased from $29.2 million for the year ended December 31, 2013 to $27.2 million for the same period in 2014. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the year ended December 31, 2014, the decline in maintenance and technical support services revenue was primarily attributable to the continued wind-down in maintenance revenue from certain legacy OEM partners of $1.3 million and, to a lesser degree, competitive pricing on products and maintenance in the current environments. In addition, for the year ended December 31, 2014, we recorded maintenance and technical support services revenue of approximately $0.2 million related to our agreement with Violin Memory.

Professional services revenue decreased from $2.1 million for the year ended December 31, 2013 to $1.4 million for the year ended December 31, 2014. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services and the timing of acceptance from the customer. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenues

	Year ended December 31,
	2014	2013
Cost of revenues:
Product	$2,791,950	$4,155,413
Support and service	7,838,766	11,000,401
Total cost of revenues	$10,630,716	$15,155,814
Total Gross Profit	$35,642,799	$43,480,690
Gross Margin:
Product	84%	85%
Support and service	73%	65%
Total gross margin	77%	74%

Cost of revenues, gross profit and gross margin

Cost of product revenue consists primarily of the industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of capitalized software, and shipping and logistics costs. Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training.

Cost of product revenue for the year ended December 31, 2014 decreased $1.4 million, or 33%, to $2.8 million, compared with $4.2 million for the same period in 2013. Product gross margin decreased slightly to 84% for the year ended December 31, 2014, compared with 85% for the same period in 2013. The decrease in product gross margin was primarily attributable to a decrease in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the same period in 2013. Our cost of support and service revenues for the year ended December 31, 2014 decreased $3.2 million, or 29%, to $7.8 million, compared with $11.0 million for the same period in 2013. Support and service gross margin increased to 73% for the year ended December 31, 2014 from 65% for the same period in 2013. The increase in support and service gross margin was primarily attributable to the streamlining of our support functions globally as part of the rebalancing efforts that commenced in the second half of 2013 which resulted in a decrease in personnel and facility costs.

Total gross profit decreased $7.8 million, or 18%, from $43.5 million for the year ended December 31, 2013, to $35.7 million for the year ended December 31, 2014. Total gross margin increased to 77% for the year ended December 31, 2014, compared with 74% for the year ended December 31, 2013. While our total gross profit decreased for the year ended December 31, 2014, compared with 2013, we improved our gross margin because we reduced our expense structure. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Share-based compensation expense included in both cost of product revenue and cost of support and service was less than 1% of total revenue for each of the years ended December 31, 2014 and 2013.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development personnel, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $3.2 million, or 20%, to $12.5 million for the year ended December 31, 2014, from $15.6 million in 2013. The decrease in research and development costs was primarily the result of a decline in personnel related costs due to the reduction in headcount as we discontinued the development efforts on our small-to-medium business product line and re-focused our engineering efforts on our core enterprise class solutions as part of the rebalancing efforts that commenced in the second half of 2013. This decrease was partly offset by a decrease of $0.8 million in capitalized research and development costs for the year ended December 31, 2014 compared with the year ended December 31, 2013. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs decreased to $0.3 million from $0.4 million for the years ended December 31, 2014 and December 31, 2013, respectively.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $0.8 million, or 3%, to $24.4 million for the year ended December 31, 2014, from $25.2 million for the year ended December 31, 2013. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel costs as a result of lower sales and marketing headcount as we closed or downsized several of our foreign office locations during the second half of 2013. In those geographic regions where we closed our physical locations, we now service our customers through our partners or other regional locations in order to be more cost effective. These decreases were partly offset by an increase in marketing and advertising costs associated with our new brand awareness campaigns and investments in new verticals. Share-based compensation expense included in selling and marketing expenses decreased to $0.3 million for the year ended December 31, 2014 from $0.4 million for the year ended December 31, 2013.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees, bad debt expense and other general corporate overhead costs. General and administrative expenses decreased $3.2 million, or 26%, to $9.1 million for the year ended December 31, 2014, from $12.3 million for the year ended December 31, 2013. The decrease in general and administrative expenses was primarily due to a decrease in personnel related costs as a result of streamlining our consolidation and reporting process through the implementation of a global ERP system, a decrease in overall general and administrative expenses as a result of the rebalancing efforts that commenced in the second half of 2013 and the continued reduction of non-essential general and administrative expenses. Share-based compensation expense included in general and administrative expenses was $0.8 million for both the years ended December 31, 2014 and 2013.

Investigation, Litigation and Settlement Related Costs

During the year ended December 31, 2014, our investigation, litigation, and settlement related costs totaled a benefit of $5.4 million primarily related to a gain of $5.3 million recorded for the settlement of the Estate litigation and insurance recoveries, partly offset by legal expenses related to the class action and derivative lawsuits, and legal fees associated with other settlement related activities. During 2013, our total investigation, litigation, and settlement related costs totaled $0.4 million, which was comprised of $0.9 million of legal expenses related to the class action and derivative lawsuits and legal fees associated with other settlement related activities, partially offset by $0.5 million of expenses that are expected to be recoverable through insurance. Refer to Part I, Item 3 – Legal Proceedings of this annual report on Form 10-K, for a more detailed description of the litigations.

Restructuring costs

From time to time, we have undertaken restructuring and expense control measures to support our business performance and to align our cost structure with our resources. In the third quarter of 2013, we adopted a restructuring plan intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis (the "2013 Plan"). In connection with the 2013 Plan, we eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. Restructuring costs incurred during the years ended December 31, 2014 and 2013, under the 2013 Plan, were $1.1 million and $3.6 million, respectively. For further information, refer to Note (15) Restructuring Costs, to our consolidated financial statements.

Interest and Other (Loss) Income

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of December 31, 2014, our cash, cash equivalents, and marketable securities totaled $21.8 million, compared with $28.1 million as of December 31, 2013. Interest and other (loss) income decreased $1.7 million to a loss of $0.6 million for the year ended December 31, 2014, compared with income of $1.1 million for 2013. Interest and other (loss) income was comprised of foreign currency losses of $0.7 million, partly offset by interest income and gains on our embedded derivatives totaling $0.1 million for the year ended December 31, 2014, compared with a gain on the sale of a cost-method investment of $2.1 million, partly offset by foreign currency losses of $1.1 million for the year ended December 31, 2013.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For the year ended December 31, 2014, we recorded an income tax provision of $0.5 million on our pre-tax loss of $6.7 million, consisting primarily of state, local and foreign taxes. For the year ended December 31, 2013, we recorded an income tax benefit of $1.6 million on our pre-tax loss of $12.5 million, consisting primarily of a $2.3 million reversal of unrecognized tax benefits due to the expiration of applicable statutes of limitations partly offset by withholding taxes recorded on the gain of our investment in Blue Whale and state, local and foreign taxes. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we recorded a full valuation allowance against our domestic deferred tax assets. During the years ended December 31, 2014 and 2013, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our net domestic deferred tax assets for the full years of 2014 and 2013.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2013 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2012

Total revenues for the year ended December 31, 2013 decreased 22% to $58.6 million, compared with $75.4 million for the year ended December 31, 2012. Our cost of revenues decreased 27% to $15.2 million for the year ended December 31, 2013, compared with $20.7 million for the year ended December 31, 2012. Our operating expenses decreased 17% from $68.4 million for the year ended December 31, 2012 to $57.1 million for the year ended December 31, 2013. Included in the operating results for the year ended December 31, 2013 and 2012 were $0.4 million and a benefit of $0.3 million, respectively, of investigation, litigation, and settlement related costs. During the second half of 2013, we commenced a restructuring plan to eliminate over 100 positions worldwide, implement tighter expense controls, cease non-core activities and close or downsize several facilities. The 2013 restructuring plan was substantially completed as of December 31, 2013. During 2012, we completed a restructuring, which was composed of a workforce reduction of approximately 35 positions worldwide from various departments. The restructuring charges for 2013 and 2012 totaled $3.6 million and $0.8 million, respectively, and have been segregated from each of the respective expense line items and are included within “restructuring costs” in our consolidated statement of operations. In addition, included in our operating expenses for the years ended December 31, 2013 and 2012 were $1.6 million and $4.4 million, respectively, of share-based compensation expense. Net loss for the year ended December 31, 2013 was $10.9 million, compared with a net loss of $15.0 million for the year ended December 31, 2012. Included in our net loss for the year ended December 31, 2013 was an income tax benefit of $1.6 million compared with an income tax provision of $0.8 million for the year ended December 31, 2012 as well as a gain on the sale of a cost-method investment of $2.1 million. The income tax benefit of $1.6 million was primarily attributable to the reversal of $2.3 million of unrecognized income tax benefits due to the expiration of the applicable statutes of limitations, partly offset by withholding taxes on the gain on the sale of our cost-method investment and income taxes related to our foreign operations. The income tax provision of $0.8 million in 2012 was primarily attributable to the impact of our effective tax rate on our then pre-tax loss.  No tax benefits were recognized during either period for our domestic losses due to the full valuation allowance over our domestic deferred tax assets. Net loss attributable to common stockholders, which includes the effects of preferred stock dividends and accretion, was $11.3 million for the year ended December 31, 2013, compared to $15.0 million for the year ended December 31, 2012.

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

Support and services revenue

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

Restructuring costs

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

Interest and Other (Loss) Income

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of December 31, 2013, our cash, cash equivalents, and marketable securities totaled $28.1 million, compared with $29.9 million as of December 31, 2012. Interest and other income (loss) increased $1.6 million to income of $1.1 million for the year ended December 31, 2013, compared with a loss of $0.5 million for 2012. Interest and other (loss) income was comprised of a gain on the sale of a cost-method investment of $2.1 million and foreign currency losses of $1.1 million for the year ended December 31, 2012, compared with foreign currency losses of $0.6 million and interest income of $0.1 million for the year ended December 31, 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flow information is as follows:

	Years Ended December 31,
	2014	2013	2012
Cash provided by (used in):
Operating activities	$491,246	$(11,134,925)	$(5,268,470)
Investing activities	(3,175,773)	2,572,090	7,235,301
Financing activities	(5,437,808)	9,429,177	738,184
Effect of exchange rate changes	(292,114)	(229,470)	(311,241)
Net (decrease) increase in cash and cash equivalents	$(8,414,449)	$636,872	$2,393,774

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities balances generated from operating, investing and financing activities. We also received proceeds from our joint development agreement with Violin Memory as discussed below. Our cash, cash equivalents and marketable securities balance as of December 31, 2014 totaled $21.8 million, compared with $28.1 million as of December 31, 2013. Cash and cash equivalents totaled $10.9 million and marketable securities totaled $10.9 million at December 31, 2014. Cash and cash equivalents totaled $19.3 million, restricted cash totaled $0.8 million, and marketable securities totaled $8.1 million at December 31, 2013.

As of December 31, 2013, we had $0.8 million of restricted cash. The restricted cash served as collateral related to deposit service indebtedness with our commercial bank. As of December 31, 2014, this cash was released and is no longer considered restricted cash.

In July, 2013, we signed a joint development agreement with Violin Memory under which Violin paid us $12.0 million for licenses to certain of our software and for further development of that software.  The first two milestones under the contract were met during 2013 and as a result we received $6.0 million under the agreement during 2013. During 2014, we met the remaining milestones under the contract and received the remaining $6.0 million under the agreement. Final acceptance of the software occurred on November 16, 2014. We will recognize this revenue ratably over a twenty-five and a half month period which began on November 16, 2014 and includes the contractual twenty-four month maintenance period. If at any time, the customer elects to terminate their maintenance agreement, any unrecognized deferred revenue would be accelerated and recognized as revenue during the period in which the termination becomes effective. Since VSOE cannot be established for this transaction, VSOE of similar maintenance offerings was used to provide the basis for the support and services revenue allocation, and the remaining residual consideration was allocated to product revenue. As of December 31, 2014, we recorded product revenue of $0.6 million and maintenance revenue of $0.2 million related to this agreement. As of December 2014, we recorded short term deferred revenue of $5.6 million and long term deferred revenue of $5.6 million, related to this agreement.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require us to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require us to redeem our Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If we do not have the funds necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, our failure to redeem the redeemable convertible preferred stock would be considered a “Breach Event” under the agreements with the holders of the redeemable convertible preferred stock. If a Breach Event were to occur and the Company is in default under or has breached any provision in respect of its obligations to redeem the Series A redeemable convertible preferred stock, then, under the agreements with the holders of our redeemable convertible preferred stock, our Board of Directors would automatically be increased, with the holders of the redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A redeemable convertible preferred stock control of the Company. As of December 31, 2014, we were not in compliance with the financial covenant based on EBITDA for two consecutive quarters, which provided the Series A redeemable convertible preferred stockholders the right to require us to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of December 31, 2014. On February 5, 2015 we obtained a waiver from the holders of the Series A redeemable convertible preferred stock waiving the holders' rights arising from the EBITDA covenant violation as of December 31, 2014. Based on our financial projections for 2015, we expect to be in compliance with the 2015 quarterly financial covenants as agreed to with the holders of the Series A redeemable convertible preferred stock. However, in the event we are unable to maintain compliance with the 2015 covenants, we intend to work with the holders of the Series A redeemable convertible preferred stock to obtain additional waivers, as necessary. As of December 31, 2014, we did not fail any other financial or non-financial covenants related to the Series A redeemable convertible preferred stock. However, as described below, we accrued our dividend payment for the required quarterly dividends on the Series A redeemable convertible preferred stock for the fourth quarter of 2014.

In addition, as of December 31, 2014, our liability for dividends to preferred stockholders totaled $186,904. Holders of the redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%). As of September 30, 2014, we were not in compliance with the cash flow requirement to pay dividends in cash which would have required us to pay these dividends in kind through additional shares of this Series A redeemable convertible preferred stock. However, on October 20, 2014, we obtained a waiver from the holders to allow us to pay the third quarter 2014 quarterly dividend in cash. During 2014, we paid the cash dividends related to each of the first three quarters of 2014 on April 16, 2014, July 17, 2014 and October 21, 2014, respectively. In addition, as of December 31, 2014, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, we are not permitted to pay the fourth quarter dividend in cash at this time and have accrued our fourth quarter 2014 dividend and we expect to pay this dividend in the future in either cash or through the issuance of additional shares of common stock.

As discussed further in Part I, Item 3 – Legal Proceedings of this annual report on Form 10-K, we are among the defendants named in a derivative lawsuit. In accordance with our by-laws and Delaware law, we have been paying for the costs of defense of these actions for the other named defendants. If liability is ultimately assessed some of the other named defendants may be entitled to claim indemnification from us. We have incurred significant expenses, primarily for legal counsel, due to the derivative lawsuit. On March 5, 2013, the Suffolk County Division of the Supreme Court of the State of New York granted a motion made by all of the defendants in the Derivative Action, except Mr. Lin, and dismissed the Derivative Action as to all defendants other than Mr. Lin. The stockholders have appealed the dismissal of the Derivative Action. All documents relating to the appeal have been filed with the court and oral argument was made on January 26, 2015. The Company is currently awaiting a decision from the court. The Company cannot predict when the appeal will be resolved or the ultimate outcome of the matter. Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or the Company’s by-laws.

Net cash provided by (used in) operating activities totaled $0.5 million, ($11.1) million and ($5.3) million for the years ended December 31, 2014, 2013 and 2012, respectively. The changes in net cash provided by (used in) operating activities for each of the years ended December 31, 2014, 2013 and 2012, was primarily due to our net loss and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease. During both 2014 and 2013 we received $6.0 million related to our agreement with Violin Memory. In addition, during 2013 we made cash payments of $1.7 million and $5.0 million related to the settlement of the shareholder litigation and final DPA payment which were incurred in prior years.

Net cash (used in) provided by investing activities totaled ($3.2) million, $2.6 million and $7.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Included in investing activities for each year are the sales and purchases of our marketable securities, purchases of property and equipment, capitalized software development costs, cash used for security deposits and purchases of intangible assets. In addition, we received proceeds from the sale of a cost-method investment of $3.0 million for the year ended December 31, 2013. The cash transferred from (to) restricted cash was $0.8 million and ($0.8) million for the years ended December 31, 2014 and 2013, respectively. We continually evaluate potential software license purchases and acquisitions, and we may continue to make such investments if we find opportunities that would benefit our business. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings. As of the date of this filing, we have no agreements, commitments or understandings with respect to any such license purchases or acquisitions.

Net cash (used in) provided by financing activities totaled ($5.4) million, $9.4 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The primary cash outflow from financing activities for 2014 related to the repurchase of 4,298,533 shares of our common stock at an aggregate cost of $4.7 million. See Note (9) Stockholders’ Equity to our consolidated financial statements for further information. In addition, during 2014 we paid cash dividends to holders of the Series A redeemable convertible preferred stock of $0.8 million. The primary cash inflow from financing activities for 2013 related to the $8.7 million of proceeds from the issuance of the Series A redeemable convertible preferred stock, net of issuance costs. Additionally, cash inflows from financing activities represent proceeds received from the exercise of stock options of less than $0.1 million, $0.7 million and $0.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

We currently do not have any debt and our significant commitments are related to (i) our employment agreement with Gary Quinn, our President and Chief Executive Officer, (ii) our office leases, (iii) dividends on our Series A redeemable convertible preferred stock, and (iv) the potential redemption of the Series A redeemable convertible preferred stock as discussed above.

During 2013, we signed a new operating lease covering its corporate office facility that expires in April 2021. We also have several operating leases related to offices in both the United States and foreign countries. The expiration dates for these leases range from 2015 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2014:

2015	$2,308,795
2016	1,804,870
2017	1,605,972
2018	1,459,190
2019	1,502,966
Thereafter	2,074,369
$10,756,162

In addition, as of December 31, 2014, our liability for uncertain tax positions totaled $0.3 million. Due to the uncertainty relating to the timing of future payments, such amounts are not presented in the above schedule.

We believe that our current balance of cash, cash equivalents and marketable securities, and our expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. See Part I, Item 1A - Risk Factors.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, goodwill and other intangible assets, software development costs, fair value measurements and litigation.

Revenue Recognition. As discussed further in Note (1) Summary of Significant Accounting Policies, to our consolidated financial statements, we recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition, we recognize revenue when persuasive evidence of an arrangement exists, the fee is fixed and determinable, delivery has occurred, and collection of the resulting receivable is deemed probable. Products delivered to a customer on a trial basis are not recognized as revenue until the trial period has ended and acceptance has occurred by the customer. Reseller customers typically send us a purchase order when they have an end user identified. Distributor customers typically send us a purchase order when they have a reseller and an end user identified. For bundled arrangements that include either maintenance or both maintenance and professional services, we use the residual method to determine the amount of product revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon VSOE of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as product revenue. If VSOE does not exist for all undelivered elements of an arrangement, we recognize total revenue from the arrangement ratably over the term of the maintenance agreement. Our long-term portion of deferred revenue consists of (i) payments received for maintenance contracts with terms in excess of one year as of the balance sheet date, (ii) payments received for product sales bundled with multiple years of maintenance but for which VSOE did not exist for all undelivered elements of the arrangement, and (iii) payments received in connection with a joint development agreement entered into by us in 2013 pursuant to which certain revenue was deferred until final delivery and acceptance of the final software. The Company provides an allowance for product returns as a reduction of revenue, based upon historical experience and known or expected trends.

Revenues associated with maintenance services are deferred and recognized as revenue ratably over the term of the contract. Revenues associated with software implementation and software engineering services are recognized when the services are performed. Costs of providing these services are included in cost of support and services.

We have entered into various distribution, licensing and joint promotion agreements with OEMs, whereby we have provided to the OEM a non-exclusive software license to install our software on certain hardware or to resell our software in exchange for payments based on the products distributed by these OEMs. Such payments from the OEM or distributor are recognized as revenue in the period reported by the OEM.

From time to time we will enter into funded software development arrangements. Under such arrangements, revenue recognition will not commence until final delivery and/or acceptance of the product. For arrangements where we have VSOE for the undelivered elements, we will follow the residual method and recognize product revenue upon final delivery and/or acceptance of the product. For arrangements where we do not have VSOE for the undelivered elements, we will recognize the entire arrangement fee ratably commencing at the time of final delivery and/or acceptance through the end of the service period in the arrangement. Certain arrangements, for which VSOE of fair value for the undelivered maintenance elements cannot be established, are accounted for as a single unit of accounting. The revenue recognized from single units of accounting are typically allocated and classified on the consolidated statements of operations as product revenue and support and services revenue. Since VSOE cannot be established, VSOE of similar maintenance offerings provides the basis for the support and services revenue classification, and the remaining residual consideration provides the basis for the product revenue classification. Final acceptance of the software delivered under the joint development agreement occurred on November 16, 2014. Therefore the Company will recognize the total committed fee as revenue ratably over a twenty-five and a half month period which began on November 16, 2014 and includes the contractual twenty-four month maintenance period. As of December 31, 2014, the Company recorded product revenue of approximately $0.6 million and maintenance revenue of approximately $0.2 million related to this agreement. As of December 2014, the Company recorded short term deferred revenue of $5.6 million and long term deferred revenue of $5.6 million, related to this agreement.

If at any time, the customer elects to terminate their maintenance agreement, any unrecognized deferred revenue would be accelerated and recognized as revenue during the period in which the termination becomes effective.

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. We recorded a benefit of $0.1 million, $0.3 million and expenses of approximately $0.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included within our consolidated statement of operations in each respective year. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenues and our general and administrative expenses.

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

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. We have used the Monte Carlo simulation model to compute the estimated fair value of share-based compensation expense for awards with a market condition. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The Monte Carlo simulation model includes assumptions regarding expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. Additionally, we estimate forfeiture rates based primarily upon historical experience, adjusted when appropriate for known events or expected trends. We may adjust share-based compensation expense on a quarterly basis for changes to our estimate of expected equity award forfeitures based on our review of these events and trends and recognize the effect of adjusting the forfeiture rate for all expense amortization in the period in which we revised the forfeiture estimate. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2014, 2013 and 2012 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

Goodwill. As discussed further in Note (1) Summary of Significant Accounting Policies, to our consolidated financial statements, we account for goodwill and other intangible assets in accordance with the authoritative guidance issued by the FASB on goodwill and other intangibles. The authoritative guidance requires an impairment-only approach to accounting for goodwill and other intangibles with an indefinite life. Absent any prior indicators of impairment, we perform an annual impairment analysis during the fourth quarter of each of our fiscal years.

As of each of December 31, 2014 and 2013, we had $4.2 million of goodwill. As of each of December 31, 2014 and 2013, we had $0.2 million (net of accumulated amortization), of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually and more often if a trigger event occurs. The Company assesses qualitative factors for its reporting unit. If the qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed. When the qualitative assessment is not used, or if the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then the impairment analysis for goodwill is performed using a two-step approach based on an evaluation of the reporting unit. The first step involves a comparison of a reporting unit’s fair value to its carrying value. In the second step, if the reporting unit’s carrying value exceeds its fair value, we compare the goodwill’s implied fair value and its carrying value. If the goodwill’s carrying value exceeds its implied fair value, we recognize an impairment loss in an amount equal to such excess.

Software Development Costs. As discussed further in Note (1) Summary of Significant Accounting Policies, to our consolidated financial statements, we account for software development costs in accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased or marketed.

As of December 31, 2014 and 2013, we had $1.5 million and $1.8 million, respectively, of software development costs, net of amortization. The authoritative guidance requires that the costs associated with the development of new software products and enhancements to existing software products be expensed as incurred until technological feasibility of the product has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenues from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenues related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenues could impact the recovery of our capitalized software development costs.

Fair Value Measurement. As discussed further in Note (3) Fair Value Measurements, to our consolidated financial statements, we determine fair value measurements of both financial and nonfinancial assets and liabilities in accordance with the authoritative guidance issued by the FASB on fair value measurements and disclosures. The FASB authoritative guidance establishes three levels of inputs that may be used to measure fair value. Each level of input has different levels of subjectivity and difficulty involved in determining fair value.

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

Level 3 - instruments include unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities. The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity. All of our derivative instruments classified as Level 3 are valued using a Black-Scholes pricing model and adjusted for probability assumptions. Most inputs to the Black-Scholes model are observable while the probability and volatility assumptions are unobservable. The Company’s embedded derivatives were classified as Level 3 as of December 31, 2014 and 2013.

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

Impact of Recently Issued Accounting Pronouncements

See Item 8 of Part II, Consolidated Financial Statements – Note (1) Summary of Significant Accounting Policies –  Recently Issued Accounting Pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks. Our cash, cash equivalents and marketable securities aggregated $21.8 million as of December 31, 2014. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short- to intermediate-term fixed income securities and AAA-rated money market funds. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates prior to their maturity. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that over 50% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at December 31, 2014.

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the years ended December 31, 2014, 2013 and 2012, approximately 63%, 62% and 60%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro, and the Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at December 31, 2014, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.5 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have audited the accompanying consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FalconStor Software, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FalconStor Software, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Melville, New York,
February 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FalconStor Software, Inc.:

We have audited FalconStor Software, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FalconStor Software, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FalconStor Software, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Melville, New York
February 25, 2015

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$10,873,891	$19,288,340
Restricted cash	—	750,000
Marketable securities	10,900,722	8,073,108
Accounts receivable, net of allowances of $119,530 and $276,302, respectively	8,898,680	11,150,323
Prepaid expenses and other current assets	1,596,916	1,636,891
Inventory	352,493	919,390
Deferred tax assets, net	316,586	358,092
Total current assets	32,939,288	42,176,144

Property and equipment, net of accumulated depreciation of $16,867,911 and $16,022,230, respectively	2,147,188	3,317,344
Deferred tax assets, net	7,503	49,651
Software development costs, net	1,508,517	1,796,075
Other assets	1,373,964	1,549,255
Goodwill	4,150,339	4,150,339
Other intangible assets, net	196,037	179,596
Total assets	$42,322,836	$53,218,404
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,266,504	$1,024,180
Accrued expenses	6,939,198	8,658,863
Deferred tax liabilities, net	23,307	18,005
Deferred revenue, net	23,380,012	18,148,268
Total current liabilities	31,609,021	27,849,316
Other long-term liabilities	630,444	617,300
Deferred tax liabilities, net	226,443	193,705
Deferred revenue, net	13,097,215	11,602,177
Total liabilities	45,563,123	40,262,498
Commitments and contingencies
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $9,000,000	7,230,941	6,737,578
Stockholders' equity:
Common stock - $.001 par value, 100,000,000 shares authorized, 56,360,222 and 56,036,972 shares issued, respectively and 40,924,313 and 48,031,737 shares outstanding, respectively	56,360	56,037
Additional paid-in capital	166,933,291	166,683,726
Accumulated deficit	(119,054,530)	(111,842,709)
Common stock held in treasury, at cost (15,435,909 and 8,005,235 shares, respectively)	(56,895,059)	(46,916,339)
Accumulated other comprehensive loss, net	(1,511,290)	(1,762,387)
Total stockholders' (deficit) equity	(10,471,228)	6,218,328
Total liabilities and stockholders' (deficit) equity	$42,322,836	$53,218,404

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
Revenues:
Product revenues	$17,723,000	$27,338,557	$41,358,621
Support and services revenues	28,550,515	31,297,947	34,052,348
Total revenues	46,273,515	58,636,504	75,410,969
Cost of revenues:
Product	2,791,950	4,155,413	8,215,152
Support and service	7,838,766	11,000,401	12,446,921
Total cost of revenues	10,630,716	15,155,814	20,662,073
Gross profit	$35,642,799	$43,480,690	$54,748,896
Operating expenses:
Research and development costs	12,452,528	15,613,543	18,950,084
Selling and marketing	24,426,438	25,222,954	35,694,899
General and administrative	9,105,545	12,265,038	13,334,475
Investigation, litigation, and settlement related (benefits) costs	(5,417,925)	373,619	(326,408)
Restructuring costs	1,135,310	3,606,020	770,749
Total operating expenses	41,701,896	57,081,174	68,423,799
Operating loss	(6,059,097)	(13,600,484)	(13,674,903)
Interest and other (loss) income, net	(642,633)	1,094,126	(523,011)
Loss before income taxes	(6,701,730)	(12,506,358)	(14,197,914)
Provision (benefit) for income taxes	510,091	(1,573,768)	786,407
Net loss	$(7,211,821)	$(10,932,590)	$(14,984,321)
Less: Accrual of Series A redeemable convertible preferred stock dividends	747,616	216,379	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	493,363	127,504	—
Net loss attributable to common stockholders	$(8,452,800)	$(11,276,473)	$(14,984,321)
Basic net loss per share attributable to common stockholders	$(0.18)	$(0.24)	$(0.32)
Diluted net loss per share attributable to common stockholders	$(0.18)	$(0.24)	$(0.32)
Weighted average basic shares outstanding	46,265,225	47,979,467	47,408,995
Weighted average diluted shares outstanding	46,265,225	47,979,467	47,408,995

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2014	2013	2012
Net loss	$(7,211,821)	$(10,932,590)	$(14,984,321)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation	157,410	(92,767)	(152,075)
Net unrealized (loss) gain on marketable securities	(4,818)	(2,800)	90,000
Net minimum pension liability	98,505	(16,770)	129,445
Total other comprehensive income (loss), net of taxes:	251,097	(112,337)	67,370
Total comprehensive loss	$(6,960,724)	$(11,044,927)	$(14,916,951)
Less: Accrual of Series A redeemable convertible preferred stock dividends	747,616	216,379	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	493,363	127,504	—
Total comprehensive loss attributable to common stockholders	$(8,201,703)	$(11,388,810)	$(14,916,951)

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Years Ended December 31,
	2014	2013	2012
Common stock, beginning of year	$56,037	$55,616	$54,931
Exercise of stock awards	323	421	685
Common stock, end of year	56,360	56,037	55,616

Additional paid-in capital, beginning of year	166,683,726	162,673,833	157,321,564
Exercise of stock awards	24,361	697,081	737,500
Beneficial conversion feature	—	1,951,266	—
Accretion of Series A redeemable convertible preferred stock	(493,363)	(127,504)	—
Dividends on Series A redeemable convertible preferred stock	(747,616)	(216,379)	—
Share-based compensation to non-employees	1,173	37,379	27,487
Share-based compensation to employees	1,465,010	1,668,050	4,587,282
Additional paid-in capital, end of year	166,933,291	166,683,726	162,673,833

Accumulated deficit, beginning of year	(111,842,709)	(100,910,119)	(85,925,798)
Net loss	(7,211,821)	(10,932,590)	(14,984,321)
Accumulated deficit, end of year	(119,054,530)	(111,842,709)	(100,910,119)

Treasury stock, beginning of year	(46,916,339)	(46,916,339)	(46,916,339)
Shares received for Estate litigation settlement	(5,293,319)	—	—
Purchase of shares	(4,685,401)	—	—
Treasury stock, end of year	(56,895,059)	(46,916,339)	(46,916,339)

Accumulated other comprehensive loss, net beginning of year	(1,762,387)	(1,650,050)	(1,717,420)
Other comprehensive income (loss), net	251,097	(112,337)	67,370
Accumulated other comprehensive loss, net end of year	(1,511,290)	(1,762,387)	(1,650,050)

Total stockholders' (deficit) equity	$(10,471,228)	$6,218,328	$13,252,941

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(7,211,821)	$(10,932,590)	$(14,984,321)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,503,762	2,660,826	3,314,360
Share-based payment compensation	1,465,010	1,668,050	4,587,282
Non-cash professional services expenses	1,173	37,379	27,487
Gain on Estate litigation settlement	(5,293,319)	—	—
Restructuring costs	921,895	3,580,731	770,749
Payment of restructuring costs	(1,199,473)	(2,274,716)	(770,271)
Realized gain on marketable securities	—	(826)	(905)
Impairment of cost method investments	—	—	10,725
Gain on sale of cost method investment	—	(2,096,364)	—
Provision for returns and doubtful accounts	(64,904)	(294,074)	357,301
Deferred income tax provision	121,694	110,203	(83,350)
Changes in operating assets and liabilities:
Accounts receivable	2,394,162	3,327,614	4,849,209
Prepaid expenses and other current assets	(11,072)	1,129,742	(889,278)
Inventory	566,897	(276,571)	1,126,188
Other assets	168,042	(95,052)	31,837
Accounts payable	280,170	(1,809,000)	(101,784)
Accrued expenses and other long-term liabilities	(1,142,903)	(11,758,230)	(660,906)
Deferred revenue	6,991,933	5,887,953	(2,852,793)
Net cash provided by (used in) operating activities	491,246	(11,134,925)	(5,268,470)
Cash flows from investing activities:
Sales of marketable securities	39,131,215	33,982,164	32,332,954
Purchases of marketable securities	(41,958,829)	(31,527,129)	(21,267,582)
Proceeds from sale of cost method investment	—	3,000,000	—
Transfer from (to) restricted cash	750,000	—	(750,000)
Purchases of property and equipment	(758,906)	(1,536,167)	(2,487,128)
Capitalized software development costs	(184,215)	(973,842)	(461,555)
Security deposits	(16,723)	(244,814)	(29,746)
Purchase of intangible assets	(138,315)	(128,122)	(101,642)
Net cash (used in) provided by investing activities	(3,175,773)	2,572,090	7,235,301
Cash flows from financing activities:
Proceeds from exercise of stock options	24,684	697,500	738,184
Repurchase of common stock	(4,685,401)	—	—
Dividends paid on Series A redeemable convertible preferred stock	(777,091)	—	—
Proceeds from issuance of Series A redeemable convertible preferred stock, net of issuance costs	—	8,731,677	—
Net cash (used in) provided by financing activities	(5,437,808)	9,429,177	738,184
Effect of exchange rate changes on cash and cash equivalents	(292,114)	(229,470)	(311,241)
Net (decrease) increase in cash and cash equivalents	(8,414,449)	636,872	2,393,774
Cash and cash equivalents, beginning of period	19,288,340	18,651,468	16,257,694
Cash and cash equivalents, end of period	$10,873,891	$19,288,340	$18,651,468
Supplemental Disclosures:
Cash paid for income taxes, net	$186,194	$95,593	$688,167
Non-cash financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$186,904	$216,379	$—
The Company did not pay any interest for the three years ended December 31, 2014.

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2014

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

(e)	Cash Equivalents, Restricted Cash and Marketable Securities

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company records its cash equivalents and marketable securities at fair value in accordance with the authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on fair value measurements and disclosures. As of December 31, 2014 the Company’s cash equivalents consisted of money market funds. As of December 31, 2013, the Company’s cash equivalents consisted of money market funds and commercial paper.  At December 31, 2014 and 2013, the fair value of the Company’s cash equivalents amounted to approximately $2.0 million and $8.5 million, respectively.

As of December 31, 2013, the Company had $0.8 million of restricted cash. The restricted cash served as collateral related to deposit service indebtedness with the Company’s commercial bank. During 2014, this cash was released by the company's commercial bank and is no longer considered restricted cash.

As of December 31, 2014 and 2013, the Company’s marketable securities consisted of corporate bonds and government securities. As of December 31, 2014 and 2013, the fair value of the Company’s marketable securities was approximately $10.9 million and $8.1 million, respectively. All of the Company’s marketable securities are classified as available-for-sale, and accordingly, unrealized gains and losses on marketable securities, net of tax, are reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Any other-than-temporary impairments are recorded within interest and other (loss) income, net in the consolidated statement of operations. See Note (4) Marketable Securities for additional information.

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

As of December 31, 2014 and 2013, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated carrying value due to the short maturity of these instruments. See Note (3) Fair Value Measurements for additional information.

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

In accordance with the authoritative guidance issued by the FASB on revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, the fee is fixed and determinable, delivery has occurred, and collection of the resulting receivable is deemed probable. Products delivered to a customer on a trial basis are not recognized as revenue until the trial period has ended and acceptance has occurred by the customer. Reseller customers typically send the Company a purchase order when they have an end user identified. Distributor customers typically send the Company a purchase order when they have a reseller and an end user identified. For bundled arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of product revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon vendor-specific objective evidence (“VSOE”) of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as product revenue. If VSOE does not exist for all undelivered elements of an arrangement, the Company recognizes total revenue from the arrangement ratably over the term of the maintenance agreement. The Company's long-term portion of deferred revenue consists of (i) payments received for maintenance contracts with terms in excess of one year as of the balance sheet date, (ii) payments received for product sales bundled with multiple years of maintenance but for which VSOE did not exist for all undelivered elements of the arrangement, and (iii) payments received in connection with a joint development agreement entered into by the Company in 2013 pursuant to which certain revenue was deferred until final delivery and acceptance of the final software. The Company provides an allowance for product returns as a reduction of revenue, based upon historical experience and known or expected trends.

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

From time to time the Company will enter into funded software development arrangements. Under such arrangements, revenue recognition will not commence until final delivery and/or acceptance of the product. For arrangements where the Company has VSOE for the undelivered elements, the Company will follow the residual method and recognize product revenue upon final delivery and/or acceptance of the product. For arrangements where the Company does not have VSOE for the undelivered elements, the Company will recognize the entire arrangement fee ratably commencing at the time of final delivery and/or acceptance through the end of the service period in the arrangement. Certain arrangements, for which VSOE of fair value for the undelivered maintenance elements cannot be established, are accounted for as a single unit of accounting. The revenue recognized from single units of accounting are typically allocated and classified on the consolidated statements of operations as product revenue and support and services revenue. Since VSOE cannot be established, VSOE of similar maintenance offerings provides the basis for the support and services revenue classification, and the remaining residual consideration provides the basis for the product revenue classification. Final acceptance of the software delivered under the joint development agreement occurred on November 16, 2014. Therefore the Company will recognize the total committed fee as revenue ratably over a twenty-five and a half month period which began on November 16, 2014 and includes the contractual twenty-four month maintenance period. As of December 31, 2014, the Company recorded product revenue of approximately $0.6 million and maintenance revenue of approximately $0.2 million related to this agreement. As of December 2014, the Company recorded short term deferred revenue of $5.6 million and long term deferred revenue of $5.6 million, related to this agreement. If at any time, the customer elects to terminate their maintenance agreement, any unrecognized deferred revenue would be accelerated and recognized as revenue during the period in which the termination becomes effective.

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

The Company’s annual impairment assessment is performed during the fourth quarter of each year, and the Company has determined there to be no impairment for any of the periods presented. Based on the Company’s analysis, the fair value of its reporting unit substantially exceeds the carrying value of its goodwill balances as of December 31, 2014 and 2013. Identifiable intangible assets include (i) assets acquired through business combinations, which include customer contracts and intellectual property, and (ii) patents amortized over three years using the straight-line method.

The gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,395,024	$3,256,709
Accumulated amortization	(3,198,987)	(3,077,113)
Net carrying amount	$196,037	$179,596

For the years ended December 31, 2014, 2013 and 2012, amortization expense was $121,874, $122,951 and $118,789, respectively. As of December 31, 2014, amortization expense for existing identifiable intangible assets is expected to be $108,460, $64,965 and $22,612 for the years ended December 31, 2015, 2016 and 2017, respectively.  Such assets will be fully amortized at December 31, 2017.

(k)	Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products. The gross carrying amount and accumulated amortization of software development costs as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
Software development costs:
Gross carrying amount	$2,903,115	$2,718,900
Accumulated amortization	(1,394,598)	(922,825)
Software development costs, net	$1,508,517	$1,796,075

During the years ended December 31, 2014, 2013 and 2012, the Company recorded $0.5 million, $0.3 million and $0.3 million, respectively, of amortization expense related to capitalized software costs. As of December 31, 2014, amortization expense for software development costs is expected to be $0.5 million, $0.4 million, $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively.  Such assets will be fully amortized at December 31, 2019.

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

The Company accounts for share-based payments in accordance with the authoritative guidance issued by the FASB on share-based compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of estimated forfeitures. For share-based payment awards that contain performance criteria share-based compensation expense is recorded when the achievement of the performance condition is considered probable of achievement and is recorded straight-line over the requisite service period. If such performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model or the Monte Carlo simulation model if a market condition exists. Share-based compensation expense for a share-based payment award with a market condition is recorded straight-line over the longer of the explicit service period or the service period derived from the Monte Carlo simulation. The estimation of share-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. The Company considers many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. All share-based awards are expected to be fulfilled with new shares of common stock. See Note (10) Share-Based Payment Arrangements for additional information.

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

During the years ended December 31, 2014, 2013 and 2012, foreign currency transactional losses totaled approximately $0.7 million, $1.1 million and $0.7 million, respectively.

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	2012
Stock options and restricted stock	7,800,293	8,150,032	11,532,032
Series A redeemable convertible preferred stock	8,781,516	8,781,516	—
Total anti-dilutive common stock equivalents	16,581,809	16,931,548	11,532,032

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net Loss	$(7,211,821)	$(10,932,590)	$(14,984,321)
Effects of redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	747,616	216,379	—
Less: Accretion to redemption value of series A redeemable convertible preferred stock	493,363	127,504	—
Net loss attributable to common stockholders	$(8,452,800)	$(11,276,473)	$(14,984,321)

Denominator:
Weighted average basic shares outstanding	46,265,225	47,979,467	47,408,995
Effect of dilutive securities:
Stock options and restricted stock	—	—	—
Series A redeemable convertible preferred stock	—	—	—
Weighted average diluted shares outstanding	46,265,225	47,979,467	47,408,995

EPS:
Basic net loss per share attributable to common stockholders	$(0.18)	$(0.24)	$(0.32)
Diluted net loss per share attributable to common stockholders	$(0.18)	$(0.24)	$(0.32)

(q)	Investments

As of December 31, 2014 and 2013, the Company did not have any cost-method investments. During December 2013, the Company sold its interest in Tianjin Zhongke Blue Whale Information Technologies Co., Ltd. (“Blue Whale”), a Chinese joint venture, for $3.0 million. The Company recorded a gain of $2.1 million within "interest and other (loss) income, net" in the accompanying consolidated statements of operations. During 2012, the Company recognized an impairment charge of approximately $11,000 related to certain of its cost-method investments as a result of other-than-temporary declines in market value related to certain of these investments. This charge is included within “interest and other (loss) income, net” in the accompanying consolidated statements of operations.

(r)	Treasury Stock

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity.

(s)	Recently Adopted Accounting Pronouncements

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

(t)  Recently Issued Accounting Pronouncements

In November 2014, the FASB issued new guidance which requires an entity to determine whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The effects of initially adopting the amendments in this update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for the Company will be the annual period ending December 31, 2016. Early adoption, including adoption in an interim period, is permitted. The Company has not yet adopted this guidance and currently does not expect the adoption of the new guidance by the Company to have a significant impact on our financial results.

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

(2)  Property and Equipment

Property and equipment consist of the following:

	December 31, 2014	December 31, 2013
Computer hardware and software	$16,065,087	$16,427,412
Furniture and equipment	939,475	808,252
Leasehold improvements	1,997,529	2,090,902
Automobile	13,008	13,008
	19,015,099	19,339,574
Less accumulated depreciation	(16,867,911)	(16,022,230)
	$2,147,188	$3,317,344

 During the years ended December 31, 2014 and 2013, the Company wrote off approximately $0.7 million and $2.2 million, respectively, of fully depreciated assets and related accumulated depreciation, for book purposes only. During the years ended December 31, 2014 and 2013, in connection with the Company's 2013 restructuring plan, the Company wrote-off gross property and equipment of $0.6 million and $0.1 million, respectively, and the associated accumulated depreciation of $0.3 million and less than $0.1 million, respectively, related to assets that were no longer in use as a result of the closure of foreign facilities. Depreciation expense was $1.7 million, $2.2 million and $2.9 million in 2014, 2013 and 2012, respectively.

(3)  Fair Value Measurements

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

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. The Level 1 category includes money market funds and commercial paper, which at December 31, 2014 and 2013 totaled $2.0 million and $8.5 million, respectively, which are included within “cash and cash equivalents” in the consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Level 2 category includes government securities and corporate debt securities, which at December 31, 2014 and 2013 totaled $10.9 million and $8.1 million, respectively, which are included within “marketable securities” in the consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. The Level 3 category includes derivatives, which at December 31, 2014 and 2013 totaled $0.1 million and $0.2 million, respectively, which are included in "other long-term liabilities" in the consolidated balance sheets with the change in fair value from the period included in "interest and other (loss) income, net" in the consolidated statement of operations. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of December 31, 2014 or 2013.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,049,972	$2,049,972	$—	$—
Total cash equivalents	2,049,972	2,049,972	—	—
Marketable securities:
Corporate debt and government securities	10,900,722	—	10,900,722	—
Total marketable securities	10,900,722	—	10,900,722	—
Derivative liabilities:
Derivative Instruments	137,171	—	—	137,171
Total derivative liabilities	137,171	—	—	137,171

Total assets and liabilities measured at fair value	$13,087,865	$2,049,972	$10,900,722	$137,171

The following table presents the Company’s assets that are measured at fair value on a recurring basis at December 31, 2013:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$8,486,633	$8,486,633	$—	$—
Total cash equivalents	8,486,633	8,486,633	—	—
Marketable securities:
Corporate debt and government securities	8,073,108	—	8,073,108	—
Total marketable securities	8,073,108	—	8,073,108	—
Derivative liabilities:
Derivative Instruments	159,134	—	—	159,134
Total derivative liabilities	159,134	—	—	159,134

Total assets and liabilities measured at fair value	$16,718,875	$8,486,633	$8,073,108	$159,134

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of each of the years ended December 31, 2014 and 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2014	December 31, 2013
Beginning Balance	$159,134	$—
Issuance of Derivative Instruments	—	170,337
Total gains recognized in earnings	(21,963)	(11,203)
Ending Balance	$137,171	$159,134

(4)  Marketable Securities

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

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2014, were as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Losses
Government securities	$6,740,825	$6,741,466	$(641)
Corporate debt securities	4,159,897	4,160,664	(767)
	$10,900,722	$10,902,130	$(1,408)

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2013, were as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Gains
Government securities	$6,252,339	$6,249,483	$2,856
Corporate debt securities	1,820,769	1,820,215	554
	$8,073,108	$8,069,698	$3,410

The cost and fair values of available-for-sale securities by contractual maturity as of December 31, 2014, were as follows:

	Fair Value	Cost
Due within one year	$7,803,639	$7,803,190
Due after one year	3,097,083	3,098,940
	$10,900,722	$10,902,130

(5)  Accrued Expenses

Accrued expenses are comprised of the following:

	December 31, 2014	December 31, 2013
Accrued compensation	$2,320,238	$2,476,854
Accrued consulting and professional fees	594,580	1,138,165
Accrued marketing and promotion	27,390	91,045
Other accrued expenses	1,008,760	705,083
Accrued income taxes	137,191	300,627
Accrued other taxes	1,117,053	993,096
Accrued hardware purchases	580,932	1,100,051
Accrued restructuring costs	959,270	1,280,628
Accrued investigation, litigation, and settlement costs	6,880	356,935
Accrued preferred stock dividends	186,904	216,379
	$6,939,198	$8,658,863

(6)  Income Taxes

Information pertaining to the Company’s loss before income taxes and the applicable provision for income taxes is as follows:

	December 31,
	2014	2013	2012
Loss before income taxes:
Domestic loss	$(7,638,422)	$(13,466,322)	$(15,356,162)
Foreign income	936,692	959,964	1,158,248
Total loss before income taxes:	(6,701,730)	(12,506,358)	(14,197,914)
Provision (benefit) for income taxes:
Current:
Federal	$(843)	$(1,823,192)	$105,198
State and local	26,145	(209,079)	18,747
Foreign	400,407	348,300	745,812
	425,709	(1,683,971)	869,757
Deferred:
Federal	$14,878	$14,875	$14,876
State and local	(3,027)	981	981
Foreign	72,531	94,347	(99,207)
	84,382	110,203	(83,350)
Total provision (benefit) for income taxes:	$510,091	$(1,573,768)	$786,407

During 2014 and 2012, the Company recorded tax provisions of $0.5 million and $0.8 million, respectively, related to state and local and foreign taxes. During 2013, the Company recorded a tax benefit of $1.6 million primarily related to the reversal of unrecognized tax benefits of $2.3 million due to the expiration of applicable statutes of limitations partly offset by state and local and foreign taxes, withholding taxes on the gain on the sale of our cost-method investment and interest related to federal uncertain tax positions. In computing the 2012 tax provision, expenses related to certain legal matters were determined to be non-deductible for US income tax purposes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred Tax Assets:
Allowance for receivables	$42,861	$103,085
Deferred revenue	4,198,465	2,344,449
Share-based compensation	3,099,636	4,032,431
Accrued expenses and other liabilities	362,721	559,495
Domestic net operating loss carryforwards	23,386,049	22,553,301
Foreign net operating loss carryforwards	7,503	49,651
Tax credit carryforwards	574,998	581,046
AMT tax credit carryforwards	484,077	484,920
Capital loss carryforwards	75,607	79,140
Fixed assets	527,881	736,436
Intangibles	2,051,230	2,643,806
Sub-total	34,811,028	34,167,760
Valuation allowance	(34,625,398)	(33,870,014)
Total Deferred Tax Assets	185,630	297,746
Deferred Tax Liabilities:
Foreign withholding taxes	(111,291)	(101,713)
Total Deferred Tax Liabilities	(111,291)	(101,713)
Net Deferred Tax Assets	$74,339	$196,033

During the years ended December 31, 2014 and 2013, the Company’s conclusion did not change with respect to its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its net domestic deferred tax assets for the full year 2014 or 2013. The reversal of the valuation allowance on deferred tax assets at December 31, 2014, would reduce income tax expense. As of December 31, 2014, the Company had federal net operating loss carryforwards of approximately $65.5 million which are set to expire beginning in 2030 through 2034, if not utilized.

As of December 31, 2014, the Company had approximately $1.1 million of various tax credit carryforwards, of which, approximately $0.6 million related to research and development tax credit carryforwards. The research and development tax credits may be carried forward 20 years for federal tax purposes and are set to expire at various dates beginning in 2020 through 2029, if not utilized. The Company has recorded a full valuation allowance against all such carryforwards as of December 31, 2014.

The Company has not provided for the United States income or additional foreign withholding taxes on approximately $3.8 million of undistributed earnings of its subsidiaries operating outside of the United States, with the exception of China. It is the Company’s practice and intention to reinvest those earnings permanently. Generally, such amounts become subject to United States taxation upon remittance of dividends and under certain other circumstances. Determination of the amount of any unrecognized deferred tax liability related to investments in these foreign subsidiaries is not practicable.

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	December 31,
	2014	2013	2012
Tax at Federal statutory rate	$(2,345,606)	$(4,377,225)	$(4,969,270)
Increase (reduction) in income taxes resulting from:
State and local taxes	10,182	8,948	(3,130)
Non-deductible expenses	52,565	25,295	50,070
Settlement costs	(80,406)	56,882	(553,700)
Net effect of foreign operations	129,003	552,855	259,592
Uncertain tax positions	28,485	(2,173,905)	140,625
Change in valuation allowance	2,715,868	4,333,382	5,862,220
	$510,091	$(1,573,768)	$786,407

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2014	2013
Balance at January 1,	$217,237	$2,085,484
Increases to tax positions taken in prior years	7,400	13,034
Decreases to tax positions taken in prior years	—	—
Increase for tax positions taken during the current year	—	66,139
Expiration of statutes of limitation	—	(1,947,420)
Balance at December 31,	$224,637	$217,237

At December 31, 2014, $0.3 million including interest, if recognized, would reduce the Company’s annual effective tax rate. As of December 31, 2014, the Company had approximately $0.1 million of accrued interest.  The Company does not expect any of its unrecognized tax benefits to reverse within the next 12 months.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2011 through 2014 tax years generally remain subject to examination by federal and most state tax authorities. In addition to the U.S., the Company’s major taxing jurisdictions include China, Taiwan, Japan, South Korea, France and Germany.

(7) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for December 31, 2014 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2013	$(1,693,905)	$3,410	$(71,892)	$(1,762,387)
Other comprehensive (loss) income
Other comprehensive income (loss) before reclassifications	157,410	(844)	85,744	242,310
Amounts reclassified from accumulated other comprehensive income (loss)	—	(3,974)	12,761	8,787
Total other comprehensive income (loss)	157,410	(4,818)	98,505	251,097
Accumulated other comprehensive (loss) income at December 31, 2014	$(1,536,495)	$(1,408)	$26,613	$(1,511,290)

The changes in Accumulated Other Comprehensive Loss, net of tax, for December 31, 2013 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2012	$(1,601,138)	$6,210	$(55,122)	$(1,650,050)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(92,767)	(1,974)	(25,320)	(120,061)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(826)	8,550	7,724
Total other comprehensive loss	(92,767)	(2,800)	(16,770)	(112,337)
Accumulated other comprehensive (loss) income at December 31, 2013	$(1,693,905)	$3,410	$(71,892)	$(1,762,387)

For the year ended December 31, 2014 and 2013, the amounts reclassified to net loss related to the Company’s defined benefit plan and sale of marketable securities. These amounts are included within “Operating loss" within the consolidated statement of operations.

(8) Series A Redeemable Convertible Preferred Stock

On September 16, 2013, the Company issued to Hale Capital Partners, LP (“Hale”) 900,000 shares of the Company’s newly created Series A redeemable convertible preferred stock (the "redeemable convertible preferred stock"), par value $0.001 per share, at a price of $10 per share, for an aggregate purchase consideration of $9.0 million.  Hale subsequently assigned and transferred all of its shares of the redeemable convertible preferred stock to HCP-FVA LLC. Each share of redeemable convertible preferred stock is convertible into common stock equivalents, at the option of the holder and upon certain mandatory conversion events described below, at a conversion rate of $1.02488 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events).  The Company received net proceeds of approximately $8.7 million from the issuance of the redeemable convertible preferred stock in 2013, net of transaction costs.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event.  On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If the Company does not have the funds necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, the Company's failure to redeem the Series A redeemable convertible preferred stock would be considered a “Breach Event” under the agreements with the holders of the Series A redeemable convertible preferred stock. If a Breach Event were to occur and the Company is in default under or has breached any provision in respect of its obligations to redeem the Series A redeemable convertible preferred stock, then, under the agreements with the holders of our Series A redeemable convertible preferred stock, the Company's Board of Directors would automatically be increased, with the holders of the Series A redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the Series A redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A redeemable convertible preferred stock control of the Company. As of December 31, 2014, the Company was not in compliance with the financial covenant based on EBITDA for two consecutive quarters, which provided the redeemable convertible preferred stockholders the right to require the Company to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of December 31, 2014. On February 5, 2015 the Company obtained a waiver from the holders of the Series A redeemable convertible preferred stock waiving the holders' rights arising from the EBITDA covenant violation as of December 31, 2014. Based on the Company's financial projections for 2015 the Company expects to be in compliance with the 2015 quarterly financial covenants as agreed to with the holders of the Series A redeemable convertible preferred stock. However, in the event the Company is unable to maintain compliance with the 2015 covenants, the Company intends to work with the holders of the Series A redeemable convertible preferred stock to obtain additional waivers, as necessary. As of December 31, 2014, the Company did not fail any other financial or non-financial covenants related to the Company's Series A redeemable convertible preferred stock. However, as described below, the Company accrued its dividend payment for the required quarterly dividends on the Series A redeemable convertible preferred stock for the fourth quarter of 2014.

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

Holders of the Series A redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company, at its election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. As of September 30, 2014, the Company was not in compliance with the cash flow requirement to pay dividends in cash which would have required the Company to pay these dividends in kind through additional shares of this Series A redeemable convertible preferred stock. However, on October 20, 2014, the Company obtained a waiver from the holders to allow the Company to pay the third quarter 2014 quarterly dividend in cash. In addition, as of December 31, 2014, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, the Company was not permitted to pay the fourth quarter dividend in cash at this time and has accrued its fourth quarter 2014 dividend and expects to pay this dividend in the future in either cash or through the issuance of additional shares of common stock.

Each share of redeemable convertible preferred stock has a vote equal to the number of shares of common stock into which the redeemable convertible preferred stock would be convertible as of the record date of September 13, 2013.  The Company’s closing stock price on the record date was $1.23 per share which results in voting power of 7,317,073 shares.  In addition, holders of a majority of the redeemable convertible preferred stock must approve certain actions, including any amendments to the Company's charter or bylaws that adversely affects the voting powers, preferences or other rights of the redeemable convertible preferred stock; payment of dividends or distributions; any liquidation, capitalization, reorganization or any other fundamental transaction of the Company; issuance of certain equity securities senior to or in parity with the redeemable convertible preferred stock as to dividend rights, redemption rights, liquidation preference and other rights; issuances of equity below the conversion price; any liens or borrowings other than non-convertible indebtedness from standard commercial lenders which does not exceed 80% of the company’s accounts receivable; and the redemption or purchase of any capital stock of the Company.

The Company has classified the redeemable convertible preferred stock as temporary equity in the financial statements as it is subject to redemption at the option of the holder under certain circumstances.  As a result of the Company’s analysis of all the embedded conversion and put features within the preferred stock, the contingent redemption put options in the redeemable convertible preferred stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the redeemable convertible preferred stock and recorded as a liability.  These derivative instruments were determined, in the aggregate, to have a fair value of $0.2 million at the time of issuance of the preferred stock and were recorded as a reduction to preferred stock.  This discount is being accreted to the redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument.  As of December 31, 2014 and 2013 the fair value of these derivative instruments was $0.1 million and $0.2 million, respectively. The gain on the change in fair value of these derivative instruments for 2014 and 2013 of $21,963 and $11,203, respectively, was included in “Interest and other (loss) income, net” within the consolidated statement of operations.

A beneficial conversion feature (“BCF”) is recorded when the consideration allocated to a convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the commitment date. The Company’s common stock price on the date one day prior to the closing of the Preferred Stock Agreement (the commitment date) was $1.23 per share, which was $0.21 greater than the conversion price of the redeemable convertible preferred stock. As the closing stock price on the commitment date was greater than the conversion price, the Company recognized a BCF, at the time of issuance.  The Company allocated $2.0 million to the BCF through an increase to additional paid-in capital and a corresponding decrease to the preferred stock. The resulting additional discount to the preferred stock is also being accreted to the redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument.

The Company included deductions of $0.5 million and $0.1 million as adjustments to net loss attributable to common stockholders on the statement of operations and in determining loss per share for the years ended December 31, 2014 and 2013, respectively. This represents the accretion for each year of the transaction costs of $0.3 million, BCF of $2.0 million and fair value allocated to the embedded derivatives of $0.2 million, recorded at the time of issuance. The Company also included deductions of $0.7 million and $0.2 million as adjustments to net loss attributable to common shareholders on the statement of operations and in determining loss per share for the years ended December 31, 2014 and 2013, respectively, for accrued dividends on the redeemable convertible preferred stock during the period. During 2014, the Company paid the cash dividends related to each of the first three quarters of 2014 on April 16, 2014, July 17, 2014 and October 21, 2014, respectively. However, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, the Company accrued its fourth quarter 2014 dividend and expects to pay this dividend in the future in either cash or through the issuance of additional shares of common stock. The 2013 dividends were paid in cash on January 2, 2014.

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

During the year ended December 31, 2014, the Company entered into a purchase agreement to acquire 4,298,533 shares of the Company's common stock held by the Estate of ReiJane Huai (the "Estate") for $4.7 million and the shares were transferred to the Company's treasury account. During the year ended December 31, 2013, the Company did not repurchase any shares of its common stock. Since October 2001, the Company has repurchased a total of 12,303,768 shares of its common stock at an aggregate cost of $51.6 million. As of December 31, 2014, the Company is authorized to repurchase up to 1,696,232 shares of its common stock based upon its judgment and market conditions. The Company is required to get approval from the Series A redeemable convertible preferred stockholders prior to repurchasing its common stock.

On June 12, 2014, the Company entered into an agreement to settle the action it filed against the Estate in Surrogates Court, Nassau County, State of New York. Mr. Huai was the former Chairman, President and Chief Executive Officer of the Company. Effective June 27, 2014, pursuant to the settlement agreement, the Estate transferred 3,132,141 shares of FalconStor common stock to the Company. The Company has recorded these shares within treasury and recorded a gain of $5.3 million within "Investigation, litigation, and settlement related (benefits) costs" in the consolidated statement of operations based upon the closing price of the Company's stock price on June 26, 2014 of $1.69 per share.

(10)  Share-Based Payment Arrangements

The following table summarizes the plans under which the Company granted equity compensation as of December 31, 2014:

Name of Plan	Shares Authorized	Shares Available for Grant	Shares Outstanding	Last Date for Grant of Shares
FalconStor Software, Inc., 2006 Incentive Stock Plan	13,455,546	3,726,452	6,795,492	May 17, 2016
FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	400,000	280,000	103,500	May 9, 2016

On July 1, 2014, the total shares available for issuance under the FalconStor Software, Inc., 2006 Incentive Stock Plan (the “2006 Plan”) totaled 3,081,852. Pursuant to the 2006 Plan, as amended, if, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2006 Plan is less than five percent (5)% of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5)% of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2014, the total number of outstanding shares of the Company’s common stock totaled 44,967,746. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan were not increased as of July 1, 2014.

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of December 31, 2014:

Name of Plan	Shares Available for Grant	Shares Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	—	604,301

2004 Outside Directors Stock Option Plan	—	120,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	—	160,000

FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan	—	17,000

All outstanding options granted under the Company’s equity plans have terms of ten years

A summary of the Company’s stock option activity for 2014 is as follows:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding at December 31, 2013	7,544,432	$4.16	6.28	$3,000
Granted	30,000	$1.19
Exercised	(18,150)	$1.36
Forfeited	(1,931,801)	$4.56
Expired	(157,545)	$6.95
Options Outstanding at December 31, 2014	5,466,936	$3.93	5.51	$7,350
Options Exercisable at December 31, 2014	4,187,071	$4.62	4.74	$941
Options Expected to Vest after December 31, 2014 (1)	895,906	$1.69	8.05	$4,487
(1) Options expected to vest after December 31, 2014 reflect an estimated forfeiture rate

Stock option exercises are fulfilled with new shares of common stock. The total cash received from stock option exercises for the years ended December 31, 2014, 2013 and 2012 was $24,684, $697,500 and $738,184, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $3,836, $121,819 and $273,935, respectively.

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the consolidated statement of operations:

	Years ended December 31,
	2014	2013	2012
Cost of revenues - Product	$—	$181	$262
Cost of revenues - Support and Service	91,197	136,975	172,707
Research and development costs	282,416	363,296	727,826
Selling and marketing	327,694	397,967	1,677,469
General and administrative	764,876	807,010	2,036,505
	$1,466,183	$1,705,429	$4,614,769

The Company did not recognize any tax benefits related to share-based compensation expense during the years ended December 31, 2014, 2013 and 2012.

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

	Years ended December 31,
	2014	2013	2012
Directors, officers and employees	$602,889	$257,843	$584,959
Non-employee consultants	—	—	13,488
	$602,889	$257,843	$598,447

A summary of the Company’s restricted stock activity for 2014 is as follows:

Number of Restricted Stock Awards
Non-Vested at December 31, 2013	605,600
Granted	2,107,857
Vested	(305,100)
Forfeited	(75,000)
Non-Vested at December 31, 2014	2,333,357

On April 1, 2014, the Company granted 2,037,857 shares of restricted stock to certain Company officers and employees. The restricted shares have terms of four years. The restrictions on various portions of the restricted stock lapse upon the Company's achievement of performance criteria related to: Common Stock price; GAAP earnings per share; non-GAAP earnings per share; cash related targets; and revenue/billings related targets. The restricted stock agreement contained a clause that provided the Company with discretion to recover the awards under certain circumstances. This discretion clause was amended on July 30, 2014 and as a result the grant date was determined to be July 30, 2014 in accordance with U.S. GAAP.

The fair value for awards related to the earnings per share, cash and revenue performance criteria is the closing stock price of the Company's common stock on the date of grant of $1.58. Share-based compensation expense for the performance criteria is recorded when the achievement of the performance condition is considered probable of achievement and is recorded straight-line over the requisite service period. If such performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The fair value of the common stock price market condition was calculated using the Monte Carlo simulation model resulting in a weighted average fair value of $0.80. Share-based compensation expense for the common stock price market condition is recorded straight-line over the longer of the explicit service period or the service period derived from the Monte Carlo simulation. The explicit service period and the service period derived from the Monte Carlo simulation were the same for the grant.

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the years ended December 31, 2014, 2013 and 2012 was $0.5 million, $0.2 million and $1.1 million, respectively.

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

	Years ended December 31,
	2014	2013	2012
Non-qualified stock options	$1,173	$37,379	$13,999
Restricted stock awards	—	—	13,488
	$1,173	$37,379	$27,487

The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. For awards with market conditions the Company utilizes the Monte Carlo simulation model to estimate the fair value. The Company believes that these valuation techniques and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of the Company’s share-based payments granted during the years ended December 31, 2014, 2013 and 2012. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of share-based payments granted during the years ended December 31, 2014, 2013 and 2012 was $1.26, $0.84 and $1.36, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of share-based payment grants in the respective periods are listed in the table below:

	Years ended December 31,
	2014	2013	2012
Expected dividend yield	0%	0%	0%
Expected volatility	55 - 57%	61 - 64%	60 - 61%
Risk-free interest rate	1.20 - 1.84%	0.84 - 1.64%	0.7 - 1.2%
Expected term (years)	3.4 - 5.5	5.5	5.5
Discount for post-vesting restrictions	N/A	N/A	N/A

Options granted to officers, employees and directors during fiscal 2014, 2013, and 2012 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period generally of three years. Based on each respective group’s historical vesting experience and expected trends, the estimated forfeiture rate for officers, employees, and directors, as adjusted, for both fiscal years 2014 and 2013 was 30%, 30% and 0%, respectively. For fiscal year 2012, the estimated forfeiture rate for officers, employees, and directors, as adjusted, was 11%, 24% and 0%, respectively. The impact of the change in the forfeiture rates from 2012 to 2013 was a reduction to share-based compensation expense of $0.1 million.

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

As of December 31, 2014, there was approximately $1.5 million total unrecognized compensation cost related to the Company’s unvested stock options, restricted stock and restricted stock unit awards granted under the Company’s stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.82 years.

As of December 31, 2014, the Company had 11,806,745 shares of common stock reserved for issuance upon the exercise of stock options, restricted stock and restricted stock units.

(11)  Inventories

Inventories consist of component materials and finished systems. Inventories are stated at the lower of cost (first-in, first-out) or market, not in excess of net realizable value. Component material consists of certain key replacement parts for the finished systems. Inventories are as follows:

	December 31, 2014	December 31, 2013
Component materials	$—	$10,073
Finished systems	352,493	909,317
Total Inventory	$352,493	$919,390

As of December 31, 2014 and 2013, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

(12)  Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2015 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2014:

2015	$2,308,795
2016	1,804,870
2017	1,605,972
2018	1,459,190
2019	1,502,966
Thereafter	2,074,369
$10,756,162

These leases require the Company to pay its proportionate share of real estate taxes and other common charges.  Total rent expense for operating leases was $3.0 million, $3.3 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the year ended December 31, 2014, the Company has not incurred any costs related to warranty obligations.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the redeemable convertible preferred stock in accordance with its obligations, the redeemable convertible preferred stockholders may require the Company to redeem all or some of the redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each redeemable convertible preferred stockholder can require the Company to redeem its redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of December 31, 2014, the Company was not in compliance with the financial covenant based EBITDA for two consecutive quarters which, provided the redeemable convertible preferred stockholders the right to require the Company to redeem any of the redeemable convertible preferred stock for the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of December 31, 2014. On February 5, 2015 the Company obtained a waiver from the holders of the Series A redeemable convertible preferred stock waiving the holders' rights arising from the EBITDA covenant violation as of December 31, 2014. Based on the Company's financial projections for 2015 the Company expects to be in compliance with the 2015 quarterly financial covenants as agreed to with the holders of the Series A redeemable convertible preferred stock. However, in the event the Company is unable to maintain compliance with the 2015 covenants, the Company intends to work with the holders of the Series A redeemable convertible preferred stock to obtain additional waivers, as necessary. As of December 31, 2014, the Company did not fail any other financial or non-financial covenants related to the Company's Series A redeemable convertible preferred stock. However, as described under Note (13), Redeemable Convertible Preferred Stock, the Company accrued its dividend payment for the required quarterly dividends on the Series A redeemable convertible preferred stock for the fourth quarter of 2014.

On July 23, 2013, the Company entered into an Employment Agreement (“Quinn Employment Agreement”) with Gary Quinn. Pursuant to the Quinn Employment Agreement, the Company agreed to employ Mr. Quinn as President and Chief Executive Officer of the Company effective July 23, 2013 through July 22, 2015, at an annual salary of $0.4 million per annum. The Quinn Employment Agreement also provided for the grant of 500,000 restricted shares which will vest over a two year period at 50% and 50% annually. The 500,000 restricted shares were granted to Mr. Quinn by the Company’s Compensation Committee on August 5, 2013. As of December 31, 2014, 250,000 restricted shares remain unvested.

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expects to achieve on a go forward basis. In connection with the 2013 Plan the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. As of December 31, 2014 the restructuring accrual totaled $1.0 million. The remaining payments under the 2013 Plan are expected to be paid through the first half of 2015; however, there can be no assurance that all payments will be completed by that time.

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

In addition, as of December 31, 2014, our liability for uncertain tax positions totaled $0.3 million.

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

As of December 31, 2014, 2013 and 2012, the Company had no foreign currency forward contracts outstanding. The Company did not utilize foreign currency forward contracts during the years ended December 31, 2014, 2013 and 2012.

As a result of the Company’s analysis of all the embedded conversion and put features within its Series A redeemable convertible preferred stock, the contingent redemption put options in the Series A redeemable convertible preferred stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the Series A redeemable convertible preferred stock and recorded as a liability.  These derivative instruments were determined, in the aggregate, to have a fair value of $0.2 million at the time of issuance of the Series A redeemable convertible preferred stock and were recorded as a reduction to preferred stock. As of December 31, 2014 and 2013, the fair value of these derivative instruments was $0.1 million and $0.2 million, respectively. The gain on the change in fair value of these derivative instruments for the years ended December 31, 2014 and 2013 of $21,963 and $11,203, respectively, was included in “Interest and other (loss) income, net” within the consolidated statement of operations.

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

On March 5, 2013, the Suffolk County Division of the Supreme Court of the State of New York granted a motion made by all of the defendants in the Derivative Action, except Mr. Lin, and dismissed the Derivative Action as to all defendants other than Mr. Lin. The stockholders have appealed the dismissal of the Derivative Action. All documents relating to the appeal have been filed with the court and oral argument was made on January 26, 2015. The Company is currently awaiting a decision from the court. The Company cannot predict when the appeal will be resolved or the ultimate outcome of the matter. Certain of the defendants may be entitled to indemnification by the Company under the laws of Delaware and/or the Company’s by-laws.

 The Company has insurance policies that were purchased to cover, among other things, lawsuits like the Derivative Action and a class action lawsuit that has been settled by the Company ("Class Action"). The Company’s Directors and Officers (“D&O”) Insurance, is composed of more than one layer, with each layer written by a different insurance company. However, the events that gave rise to the claims in the Derivative Action and Class Action caused the Company’s insurers to reserve their rights to disclaim, rescind, or otherwise not be obligated to provide coverage to the Company and certain other insureds under the policies. In light of these uncertainties, the Company entered into settlements with two of its insurers. Pursuant to these settlements, the Company did not receive repayment of all amounts it might otherwise have received.

In October 2012 the Company entered into an agreement with the carrier of the first $5.0 million layer of the Company’s D&O insurance. Pursuant to this agreement, the Company accepted a payment of $3.9 million from the first layer insurance carrier in 2012 in satisfaction of the carrier’s obligations to the Company under the first layer D&O insurance policy. In addition, as part of the October 2012 agreement with the carrier, the Company agreed to indemnify the carrier of the first layer of D&O insurance against potential claims by certain named insured persons under the first layer D&O insurance policy. The Company cannot predict the likelihood or the outcome of any such claims by the named insureds.

Because the carrier of the next layer of insurance would not be obligated to make payment to the Company until the full $5.0 million first layer limit had been exhausted, this means that the Company was responsible for $1.1 million out of pocket before it could again seek reimbursement from its insurers. The Company accrued for the $1.1 million during 2012.

On July 31, 2013 the Company entered into an agreement with the carrier of the second $5.0 million layer of the Company’s D&O insurance. Pursuant to the agreement, the insurer agreed to pay seventy five percent (75%) of the Company’s losses attributable to the Class Action and the Derivative Action above the first $5.25 million of such losses. In addition, as part of the July 31, 2013 agreement with the carrier, the Company agreed to indemnify the carrier of the second layer of D&O insurance against potential claims by certain named insured persons under the second layer D&O insurance policy. The Company cannot predict the likelihood or the outcome of any such claims by the named insureds.

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

Since October 1, 2012, the Company has recorded $7.3 million of total costs associated with the Class Action and the Derivative Actions. As a result of the agreement reached with the insurer carriers of the Company’s D&O insurance, the Company recorded insurance recoveries of $5.6 million since October 1, 2012 all of which has been reimbursed by the Company’s insurance carriers as of December 31, 2014.

The Estate of ReiJane Huai

On June 12, 2014, the Company entered into an agreement to settle the action it filed against the Estate of ReiJane Huai (the “Estate”) in Surrogates Court, Nassau County, State of New York. Mr. Huai was the former Chairman, President and Chief Executive Officer of the Company. The Company believed that prior to entering into the settlement agreement, the Estate owned more than 10% of the voting stock of the Company.
Effective June 27, 2014, pursuant to the settlement agreement, the Estate transferred 3,132,141 shares of the Company's common stock to the Company and the shares were transferred to the Company's treasury account and recognized a gain of $5.3 million. The Company has recorded these shares within treasury. On July 16, 2014, in accordance with the settlement agreement, the Company’s action against the Estate was voluntarily discontinued. The settlement agreement also contained various other terms and conditions. Among the other terms of the agreement were the following:

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

In November 2014, the Company entered into a purchase agreement to acquire 4,298,533 shares of the Company's common stock held by the Estate for $4.7 million and recorded these shares in treasury. See Note (9) Stockholders' Equity to our consolidated financial statements for further information.

In December 2014, the Estate informed the Company that it had an agreement for the sale of the remaining 600,000 shares of the Company's common stock in a private transaction. In accordance with its rights under the Settlement Agreement, the Company assigned its right of first refusal to purchase those shares to an unrelated third party.

During 2014 and 2013, the Company recorded a benefit of $5.4 million and an expense of $0.4 million, respectively, of investigation, litigation and settlement related legal costs, net of expected recoveries, related to expenses related to the Class Action and Derivative Action lawsuits, the Estate settlement and other settlement related activities that are not recoverable through insurance.

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

(15)  Restructuring Costs

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. In the third quarter of 2013, the Company adopted the 2013 Plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expects to achieve on a go forward basis.  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. Actions under the 2013 Plan were completed as of December 31, 2014, except for certain payments under the 2013 Plan that are expected to be paid through 2015. There can be no assurance that all payments will be completed by that time. The total amount incurred under the 2013 Plan for the years ended December 31, 2014 and 2013, was $1.1 million and $3.6 million, respectively.

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

Accrued restructuring costs as of December 31, 2014 associated with the 2013 Plan is as follows:

	Severance related costs	Facility and other costs	Total
Original charge	$3,179,131	$426,889	$3,606,020
Utilized/Paid	(2,067,554)	(231,973)	(2,299,527)
Balance at December 31, 2013	$1,111,577	$194,916	$1,306,493
Provisions/Additions	365,174	770,136	1,135,310
Utilized/Paid	(653,325)	(759,563)	(1,412,888)
Balance at December 31, 2014	$823,426	$205,489	$1,028,915

Included in facility and other costs for the years ended December 31, 2014 and 2013, is a charge of $0.2 million and less than $0.1 million, respectively, related to the write-off of property and equipment that were no longer in use due to the closure of certain of the Company's foreign facilities. The severance related liabilities and facility and other liabilities are included within “accrued expenses” and "accounts payable" in the accompanying consolidated balance sheet for 2014.  The expenses under the 2013 Plan and the 2012 Plan are included within “restructuring costs” in the accompanying consolidated statements of operations.

(16)  Employee Benefit Plans

Defined Contribution Plan

Effective July 2002, the Company established a voluntary savings and defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. Employees are 100% vested in their own contributions. For the years ended December 31, 2014, 2013 and 2012, the Company did not make any contributions to the Plan.

Effective July 1, 2007, the Company, in accordance with the labor pension system in Taiwan, contributes 6% of salaries to individual pension accounts managed by the Bureau of Labor Insurance. The plan covers all Taiwan employees that elect the new pension system and all employees hired after July 1, 2005. For the years ended December 31, 2014, 2013 and 2012, the Company contributed approximately $97,000, $115,000 and $127,000, respectively.

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

At December 31, 2014 and 2013, $26,613 and $(71,892), respectively, is included in accumulated other comprehensive income (loss) for amounts that have not yet been recognized in net periodic pension cost. These amounts include the following: unrecognized transition obligation of $21,590 and $28,551 at December 31, 2014 and 2013, respectively, and unrecognized actuarial (gain) loss of $(48,203) and $43,341 at December 31, 2014 and 2013, respectively. During 2014, the total amount recorded in other comprehensive income related to the pension plan was $98,505 (net of tax), which consisted of an actuarial gain of $93,107 and the recognition of $5,398 of transition obligations recognized during 2014 as a component of net periodic pension cost. The transition obligation and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost for the year ended December 31, 2015, is $5,657 and $754 respectively.

Pension information for the years ended December 31, 2014 and 2013, is as follows:

	2014	2013
Accumulated benefit obligation	$145,004	$171,651
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	288,845	269,760
Interest cost	6,439	4,621
Actuarial loss (gain)	(92,394)	23,517
Benefits paid	—	—
Service cost	2,223	—
Currency translation and other	(11,969)	(9,053)
Projected benefit obligation at end of year	$193,144	$288,845
Changes in plan assets:
Fair value of plan assets at beginning of year	$114,791	$108,214
Actual return on plan assets	2,583	1,277
Benefits paid	—	—
Employer contributions	9,480	8,909
Currency translation and other	(6,836)	(3,609)
Fair value of plan assets at end of year	$120,018	$114,791
Funded status	$73,126	$174,054

Components of net periodic pension cost:
Interest cost	$6,439	$4,621
Expected return on plan assets	(2,312)	(1,854)
Amortization of net loss	6,411	5,783
Service cost	2,223	—
Net periodic pension cost	$12,761	$8,550

 The Company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Company contributions of approximately $10,000 are expected to be made during 2015. Benefit payments of approximately $209,000 are expected to be paid in 2016 through 2024.

The Company utilized the following assumptions in computing the benefit obligation at December 31, 2014 and 2013 as follows:

	Years ended December 31,
	2014	2013
Discount rate	2.25%	2.25%
Rate of increase in compensation levels	2.00%	3.00%
Expected long-term rate of return on plan assets	2.25%	2.00%

(17)  Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the years ended December 31, 2014, 2013 and 2012, and the location of long-lived assets as of December 31, 2014 and 2013, are summarized as follows:

	Years ended December 31,
	2014	2013	2012
Revenues:
Americas	$16,935,743	$22,538,045	$30,505,705
Asia Pacific	14,154,568	17,128,902	24,807,328
Europe, Middle East, Africa and Other	15,183,204	18,969,557	20,097,936
Total Revenues	$46,273,515	$58,636,504	$75,410,969

	December 31,
	2014	2013
Long-lived assets:
Americas	$8,327,602	$9,447,517
Asia Pacific	822,277	982,685
Europe, Middle East, Africa and Other	233,669	612,058
Total long-lived assets	$9,383,548	$11,042,260

For the years ended December 31, 2014, 2013 and 2012, the Company had one customer that accounted for 11%, 14% and 11% of total revenues, respectively. As of December 31, 2014, the Company had one customer that accounted for 11% of the gross accounts receivable balance. As of December 31, 2013, the Company had one customer that accounted for 12% of gross accounts receivable balances.

(18)  Valuation and Qualifying Accounts – Allowance for Returns and Doubtful Accounts

Period Ended	Balance at Beginning of Period	Charges (Benefits) to Expenses / Revenues	Deductions	Balance at End of Period
December 31, 2014	$276,302	(64,904)	91,868	$119,530
December 31, 2013	$940,101	(294,074)	369,725	$276,302
December 31, 2012	$1,723,679	357,301	1,140,879	$940,101

Note: Charges/(benefits) to the allowance for doubtful accounts are recorded within “general and administrative expenses” within the consolidated statements of operations. Charges/(benefits) to the return reserve for product and service are recorded within “product revenues” within the consolidated statements of operations.

Due to cash collections of previously reserved accounts receivable balances, the Company recorded a benefit of $0.1 million, less than $0.1 million and $0.7 million during the years ended December 31, 2014, 2013 and 2012 respectively. These amounts are within “charges (benefits) to expenses/revenues” above, and are included within revenues in each respective period in the accompanying consolidated statements of operations.

(19)  Quarterly Financial Data (Unaudited)

The following is a summary of selected quarterly financial data for the years ended December 31, 2014 and 2013:

	Quarter
2014	First	Second	Third	Fourth
Revenue	$12,001,499	$11,302,667	$11,175,440	$11,793,909
Gross profit	9,327,124	8,595,004	8,583,096	9,137,575
Net (loss) income attributable to common stockholders (a)	(3,104,078)	1,023,512	(3,545,218)	(2,827,016)
Basic net (loss) income per share attributable to common stockholders	(0.06)	0.02	(0.08)	(0.06)
Diluted net (loss) income per share attributable to common stockholders	$(0.06)	$0.02	$(0.08)	$(0.06)
	Quarter
2013	First	Second	Third	Fourth
Revenue	$15,284,817	$13,974,139	$14,730,038	$14,647,510
Gross profit	10,976,760	10,149,045	10,961,078	11,393,807
Net (loss) income attributable to common stockholders (b)	(4,380,445)	(5,207,293)	(2,265,599)	576,864
Basic net (loss) income per share attributable to common stockholders	(0.09)	(0.11)	(0.05)	0.01
Diluted net (loss) income per share attributable to common stockholders	$(0.09)	$(0.11)	$(0.05)	$0.01

The sum of the quarterly net income (loss) per share amounts do not necessarily equal the annual amount reported, as per share amounts are computed independently for each quarter and the annual period based on the weighted average common shares outstanding in each period.

(a)	Net income attributable to common stockholders in the second quarter of 2014 includes a gain of $5.3 million related to the Estate litigation settlement.

(b)
Net income attributable to common stockholders in the fourth quarter of 2013 includes a gain on the sale of the Company's cost-method investment of $1.9 million, net of tax which was partly offset by restructuring charges of $1.3 million.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using the COSO framework (1992). The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

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

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information called for by Part III, Item 10, regarding the Registrant’s directors will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in April 2015, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Election of Directors”, “Management”, “Executive Compensation”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2014, our year-end.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in April 2015, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, Compensation Committee Report” and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2014, our year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 4 and is incorporated herein by reference. All other information called for by Part III, Item 12, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in April 2015, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Beneficial Ownership of Shares.” The Proxy Statement will be filed within 120 days of December 31, 2014, our year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding our relationships and related transactions will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in April 2015, and is incorporated by reference. The information appears in the Proxy Statement under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed within 120 days of December 31, 2014, our year-end.

Item 14.	Principal Accountant Fees and Services

Information called for by Part III, Item 14, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in April 2015, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Principal Accountant Fees and Services.” The Proxy Statement will be filed within 120 days of December 31, 2014, our year-end.

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

3.5
Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, incorporated herein by reference to Exhibit 4.1 to the Registrant's report on Form 8-K dated September 16, 2013.

4.1s
2000 Stock Option Plan, as amended May 14, 2004, incorporated herein by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005.

4.2s	2004 Outside Directors Stock Option Plan, incorporated herein by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005.

4.3s
Amended and Restated 2006 Incentive Stock Plan incorporated herein by reference to Exhibit 4.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, filed on May 9, 2007.

4.4s
2007 Outside Directors Equity Compensation Plan, as amended May 8, 2008, incorporated herein by reference to Exhibit 99.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2008, filed on August 11, 2008.

4.5s
Form of Restricted Stock Letter Agreement for Executive Officers, incorporated herein by reference to Exhibit 99.1 to the Registrant’s quarterly report on Form 10-Q for the period ended March 31, 2008, filed May 9, 2008.

4.6s	Form of Restricted Stock Letter Agreement, incorporated herein by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on April 7, 2014.

4.7s
FalconStor Software Inc., 2010 Outside Directors Equity Compensation Plan, incorporated herein by reference to Exhibit 4.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 2010, filed on May 7, 2010.

4.8s
FalconStor Software Inc., 2013 Outside Directors Equity Compensation Plan, incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14a for the 2013 Annual meeting of Stockholders, filed on March 29, 2013.

10.1s
Amended and Restated FalconStor Software, Inc., 2005 Key Executive Severance Protection Plan, incorporated herein by reference to Exhibit 99.2 to Registrant’s current report on Form 8-K filed on April 7, 2014.

10.2s
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

10.4s	Employment Agreement dated July 23, 2013 between the Company and Gary Quinn, incorporated herein by reference to Exhibit 10.1 to the Registrant's report on Form 8-K dated July 23, 2013.

10.5
Preferred Stock Purchase Agreement dated as of September 16, 2013 between the Company and Hale Capital Partners, LP, incorporated herein by reference to Exhibit 10.1 to the Registrant's report on Form 8-K dated September 16, 2013.

21.1	Subsidiaries of Registrant – FalconStor, Inc., FalconStor AC, Inc., FalconStor Software (Korea), Inc.

23.1*	Consent of KPMG LLP

31.1*	Certification of the Chief Executive Officer

31.2*	Certification of the Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1	The following financial statements from FalconStor Software, Inc’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBLR (eXtensible Business Reporting Language):

(i)  Consolidated Balance Sheets – December 31, 2014 and December 31, 2013

(ii)  Consolidated Statements of Operations – Years Ended December 31, 2014, 2013 and 2012.

(iii)  Consolidated Statements of Comprehensive Loss – Years Ended December 31, 2014, 2013 and 2012.

(iv)  Consolidated Statements of Stockholders’ Equity – Years Ended December 31, 2014, 2013 and 2012.

(v)  Consolidated Statements of Cash Flows – Years Ended December 31, 2014, 2013 and 2012.

(vi)  Notes to Consolidated Financial Statements – December 31, 2014.

*- Filed herewith.

s- Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Melville, State of New York on February 25, 2015.

FALCONSTOR SOFTWARE, INC.

By:	/s/ Gary Quinn	Date:	February 25, 2015
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

By:	/s/ Gary Quinn	February 25, 2015
	Gary Quinn, President and Chief Executive Officer and Director (principal executive officer)	Date

By:	/s/ Louis J. Petrucelly	February 25, 2015
	Louis J. Petrucelly, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date

By:	/s/ Steven R. Fischer	February 25, 2015
	Steven R. Fischer, Director	Date

By:	/s/ Alan W. Kaufman	February 25, 2015
	Alan W. Kaufman, Director	Date

By:	/s/ Irwin Lieber	February 25, 2015
	Irwin Lieber, Director	Date

By:	/s/ Eli Oxenhorn	February 25, 2015
	Eli Oxenhorn, Chairman of the Board	Date

By:	/s/ Barry Rubenstein	February 25, 2015
	Barry Rubenstein, Director	Date

By:	/s/ Martin Hale Jr.	February 25, 2015
	Martin Hale Jr., Director	Date

By:	/s/ Michael Kelly	February 25, 2015
	Michael Kelly, Director	Date