Form 10-Q
period 2015-03-31
FALCONSTOR SOFTWARE INC
filed 2015-04-27
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or
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

The number of shares of Common Stock outstanding as of April 24, 2015 was 41,004,268.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,090,151	$10,873,891
Marketable securities	10,928,629	10,900,722
Accounts receivable, net of allowances of $238,566 and $119,530, respectively	6,477,259	8,898,680
Prepaid expenses and other current assets	1,951,035	1,596,916
Inventory	151,099	352,493
Deferred tax assets, net	301,152	316,586
Total current assets	29,899,325	32,939,288
Property and equipment, net of accumulated depreciation of $17,214,357 and $16,867,911, respectively	1,936,008	2,147,188
Deferred tax assets, net	7,503	7,503
Software development costs, net	1,392,026	1,508,517
Other assets	1,352,346	1,373,964
Goodwill	4,150,339	4,150,339
Other intangible assets, net	219,207	196,037
Total assets	$38,956,754	$42,322,836
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,379,362	$1,266,504
Accrued expenses	7,700,776	6,939,198
Deferred tax liabilities, net	23,307	23,307
Deferred revenue, net	18,324,463	23,380,012
Total current liabilities	27,427,908	31,609,021
Other long-term liabilities	739,448	630,444
Deferred tax liabilities, net	237,050	226,443
Deferred revenue, net	8,334,834	13,097,215
Total liabilities	36,739,240	45,563,123
Commitments and contingencies
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $9,000,000	7,368,358	7,230,941
Stockholders' deficit:
Common stock - $.001 par value, 100,000,000 shares authorized, 56,386,877 and 56,360,222 shares issued, respectively and 40,950,968 and 40,924,313 shares outstanding, respectively	56,387	56,360
Additional paid-in capital	167,011,284	166,933,291
Accumulated deficit	(113,792,151)	(119,054,530)
Common stock held in treasury, at cost (15,435,909 and 15,435,909 shares, respectively)	(56,895,059)	(56,895,059)
Accumulated other comprehensive loss, net	(1,531,305)	(1,511,290)
Total stockholders' deficit	(5,150,844)	(10,471,228)
Total liabilities and stockholders' deficit	$38,956,754	$42,322,836

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Revenue:
Product revenue	$13,970,367	$4,963,059
Support and services revenue	5,969,509	7,038,440
Total revenue	19,939,876	12,001,499
Cost of revenue:
Product	390,224	575,124
Support and service	2,020,018	2,099,251
Total cost of revenue	2,410,242	2,674,375
Gross profit	$17,529,634	$9,327,124
Operating expenses:
Research and development costs	3,205,867	3,348,795
Selling and marketing	5,305,362	5,888,466
General and administrative	2,492,941	2,391,410
Investigation, litigation, and settlement related costs	17,028	111,711
Restructuring costs	134,476	223,573
Total operating expenses	11,155,674	11,963,955
Operating income (loss)	6,373,960	(2,636,831)
Interest and other (loss) income, net	(464,076)	50,108
Income (loss) before income taxes	5,909,884	(2,586,723)
Provision for income taxes	647,505	215,075
Net income (loss)	$5,262,379	$(2,801,798)
Less: Accrual of Series A redeemable convertible preferred stock dividends	190,786	186,904
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	137,417	115,376
Net income (loss) attributable to common stockholders	$4,934,176	$(3,104,078)
Basic net income (loss) per share attributable to common stockholders	$0.12	$(0.06)
Diluted net income (loss) per share attributable to common stockholders	$0.10	$(0.06)
Weighted average basic shares outstanding	40,935,380	48,031,737
Weighted average diluted shares outstanding	51,264,247	48,031,737

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$5,262,379	$(2,801,798)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation	(26,501)	(126,286)
Net unrealized gain (loss) on marketable securities	4,019	(1,815)
Net minimum pension liability	2,467	492
Total other comprehensive loss, net of taxes:	(20,015)	(127,609)
Total comprehensive income (loss)	$5,242,364	$(2,929,407)
Less: Accrual of Series A redeemable convertible preferred stock dividends	190,786	186,904
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	137,417	115,376
Total comprehensive income (loss) attributable to common stockholders	$4,914,161	$(3,231,687)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$5,262,379	$(2,801,798)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	537,738	624,590
Share-based payment compensation	308,905	411,353
Non-cash professional services expenses	65,901	1,308
Restructuring costs	134,476	223,573
Payment of restructuring costs	(181,655)	(555,516)
Provision (benefit) for returns and doubtful accounts	41,598	(67,265)
Deferred income tax provision	24,609	(6,045)
Changes in operating assets and liabilities:
Accounts receivable	2,357,849	1,486,819
Prepaid expenses and other current assets	(403,114)	(824,037)
Inventory	201,394	267,044
Other assets	25,109	157,383
Accounts payable	143,110	249,979
Accrued expenses and other long-term liabilities	966,815	(986,921)
Deferred revenue	(9,753,041)	2,156,828
Net cash (used in) provided by operating activities	(267,927)	337,295
Cash flows from investing activities:
Sales of marketable securities	8,410,724	9,976,078
Purchases of marketable securities	(8,442,649)	(11,550,719)
Purchases of property and equipment	(172,694)	(254,204)
Capitalized software development costs	(14,100)	—
Security deposits	7,988	(91,059)
Purchase of intangible assets	(58,487)	(9,953)
Net cash used in by investing activities	(269,218)	(1,929,857)
Cash flows from financing activities:
Proceeds from exercise of stock options	31,416	—
Dividends paid on Series A redeemable convertible preferred stock	—	(216,379)
Net cash provided by (used in) financing activities	31,416	(216,379)
Effect of exchange rate changes on cash and cash equivalents	(278,011)	13,698
Net decrease in cash and cash equivalents	(783,740)	(1,795,243)
Cash and cash equivalents, beginning of period	10,873,891	19,288,340
Cash and cash equivalents, end of period	$10,090,151	$17,493,097
Supplemental disclosures:
(Refund received)/cash paid for income taxes, net	$(7,488)	$83,771
Non-cash financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$377,690	$186,904
The Company did not pay any interest for the three months ended March 31, 2015 and 2014.
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

(c)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, share-based payment compensation, valuation of derivatives, capitalizable software development costs, valuation of goodwill and other intangible assets and income taxes. Actual results could differ from those estimates.

The financial market volatility in many countries where the Company operates has impacted and may continue to impact the Company’s business. Such conditions could have a material impact to the Company’s significant accounting estimates discussed above.

(d)  Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2015, and the results of its operations for the three months ended March 31, 2015 and 2014. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K").

(e)  Recently Issued Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (the "FASB") issued new guidance which requires an entity to determine whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The effects of initially adopting the amendments in this update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for the Company will be the annual period ending December 31, 2016. Early adoption, including adoption in an interim period, is permitted. The Company has not yet adopted this guidance and currently does not expect the adoption of the new guidance by the Company to have a significant impact on our financial results.

In August 2014, the FASB issued new guidance which requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable), and to provide related footnote disclosures in certain circumstances. The new standard is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, which for the Company will be the annual period ending December 31, 2016. Early application is permitted. The Company has not yet adopted this guidance and currently does not expect the adoption of the new guidance by the Company to have a significant impact on our financial reporting or disclosures.

In May 2014, the FASB issued new guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles in the United States when it becomes effective. The new standard is expected to be effective for the Company on January 1, 2018. Early application as of January 1, 2017 is expected to be permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial reporting.

(2) Summary of Significant Accounting Policies

The Company's significant accounting policies were described in Note (1) "Summary of Significant Accounting Policies" of the 2014 Form 10-K. There have been no significant changes in the Company's significant accounting policies since December 31, 2014. The Company's revenue recognition accounting policy is included below. For a description of the Company's other significant accounting policies refer to the 2014 Form 10-K.

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

In accordance with the authoritative guidance issued by the FASB on revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, the fee is fixed and determinable, delivery has occurred, and collection of the resulting receivable is deemed probable. Products delivered to a customer on a trial basis are not recognized as revenue until the trial period has ended and acceptance has occurred by the customer. Reseller customers typically send the Company a purchase order when they have an end user identified. Distributor customers typically send the Company a purchase order when they have a reseller and an end user identified. For bundled arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of product revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon vendor-specific objective evidence (“VSOE”) of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as product revenue. If VSOE does not exist for all undelivered elements of an arrangement, the Company recognizes total revenue from the arrangement ratably over the term of the maintenance agreement. The Company's long-term portion of deferred revenue consists of (i) payments received for maintenance contracts with terms in excess of one year as of the balance sheet date, and (ii) payments received for product sales bundled with multiple years of maintenance but for which VSOE did not exist for all undelivered elements of the arrangement. The Company provides an allowance for product returns as a reduction of revenue, based upon historical experience and known or expected trends.

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

From time to time the Company will enter into funded software development arrangements. Under such arrangements, revenue recognition will not commence until final delivery and/or acceptance of the product. For arrangements where the Company has VSOE for the undelivered elements, the Company will follow the residual method and recognize product revenue upon final delivery and/or acceptance of the product. For arrangements where the Company does not have VSOE for the undelivered elements, the Company will recognize the entire arrangement fee ratably commencing at the time of final delivery and/or acceptance through the end of the service period in the arrangement. Certain arrangements, for which VSOE of fair value for the undelivered maintenance elements cannot be established, are accounted for as a single unit of account. The revenue recognized from single units of accounting are typically allocated and classified on the consolidated statements of operations as product revenue and support and services revenue. Since VSOE cannot be established, VSOE of similar maintenance offerings provides the basis for the support and services revenue classification, and the remaining residual consideration provides the basis for the product revenue classification. In 2013, the Company entered into a joint development agreement whereby final acceptance of the software delivered under the joint development agreement occurred on November 16, 2014. During 2014, the Company began to recognize the total committed fee as revenue ratably over a twenty-five and a half month period which began on November 16, 2014 which included a contractual twenty-four month maintenance period. During the first quarter of 2015 the customer elected to terminate their maintenance agreement and as such all unrecognized deferred revenue was accelerated and recognized as product revenue during the quarter. During the three months ended March 31, 2015, the Company recorded total product revenue of approximately $11.3 million related to this agreement. As of March 31, 2015, there is no deferred revenue related to this agreement.

(3) Earnings Per Share

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and the Series A redeemable convertible preferred stock outstanding.

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Stock options and restricted stock	5,308,716	7,968,332
Series A redeemable convertible preferred stock	—	8,781,516
Total anti-dilutive common stock equivalents	5,308,716	16,749,848

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended March 31,
	2015	2014
Numerator
Net income (loss)	$5,262,379	$(2,801,798)
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	190,786	186,904
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	137,417	115,376
Net income (loss) attributable to common stockholders	$4,934,176	$(3,104,078)
Denominator
Weighted average basic shares outstanding	40,935,380	48,031,737
Effect of dilutive securities:
Stock options and restricted stock	1,547,351	—
Series A redeemable convertible preferred stock	8,781,516	—
Weighted average diluted shares outstanding	51,264,247	48,031,737
EPS
Basic net income (loss) per share attributable to common stockholders	$0.12	$(0.06)
Diluted net income (loss) per share attributable to common stockholders	$0.10	$(0.06)

(4) Inventories

At March 31, 2015 and December 31, 2014 inventories are as follows:

	March 31, 2015	December 31, 2014
Finished systems	$151,099	$352,493
Total Inventory	$151,099	$352,493

As of March 31, 2015 and December 31, 2014, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at estimated net realizable value of its inventory.

(5) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Property and Equipment:
Gross carrying amount	$19,150,365	$19,015,099
Accumulated depreciation	(17,214,357)	(16,867,911)
Property and Equipment, net	$1,936,008	$2,147,188

For the three months ended March 31, 2015 and 2014, depreciation expense was $371,829 and $493,317, respectively.

(6) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Software development costs:
Gross carrying amount	$2,917,215	$2,903,115
Accumulated amortization	(1,525,189)	(1,394,598)
Software development costs, net	$1,392,026	$1,508,517

During the three months ended March 31, 2015 and 2014, the Company recorded $130,591 and $102,303, respectively, of amortization expense related to capitalized software costs.

(7) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,453,512	$3,395,024
Accumulated amortization	(3,234,305)	(3,198,987)
Net carrying amount	$219,207	$196,037

For the three months ended March 31, 2015 and 2014, amortization expense was $35,318 and $28,970, respectively.

(8) Share-Based Payment Arrangements

The following table summarizes the plans under which the Company was able to grant equity compensation as of March 31, 2015:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares
FalconStor Software, Inc., 2006 Incentive Stock Plan	13,455,546	4,042,497	6,452,792	May 17, 2016
FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	400,000	280,000	103,500	May 9, 2016

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of March 31, 2015:

Name of Plan	Shares Available for Grant	Shares Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	—	558,781

2004 Outside Directors Stock Option Plan	—	120,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	—	160,000

FalconStor Software, Inc., 2010 Outside Directors Equity Compensation Plan	—	17,000

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Cost of revenues - Product	$—	$—
Cost of revenues - Support and Service	18,810	21,883
Research and development costs	73,020	88,799
Selling and marketing	88,070	162,187
General and administrative	194,906	139,792
	$374,806	$412,661

(9) Income Taxes

The Company’s provision for income taxes consists of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the three months ended March 31, 2015 and 2014, the Company recorded an income tax provision of $647,505 and $215,075, respectively, consisting primarily of state and local and foreign taxes. The effective tax rate for the three months ended March 31, 2015 and March 31, 2014 was 11.0% and (8.5%), respectively. The change in the effective tax rate is attributable to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses. As of March 31, 2015, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2015 estimated annual effective tax rate. As of March 31, 2015, the valuation allowance totaled approximately $33.9 million.

The Company’s total unrecognized tax benefits, excluding interest, at both March 31, 2015 and December 31, 2014 were $224,637. At March 31, 2015, $317,092 of unrecognized tax benefits, including interest, if recognized, would reduce the Company’s effective tax rate. As of March 31, 2015 and December 31, 2014, the Company had $92,455 and $87,960, respectively, of accrued interest.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At March 31, 2015 and December 31, 2014, the Level 1 category included money market funds, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At March 31, 2015 and December 31, 2014, the Level 2 category included government securities and corporate debt securities, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At March 31, 2015 and December 31, 2014, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of March 31, 2015 or December 31, 2014.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2015:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,456,687	$1,456,687	$—	$—
Corporate debt and government securities	597,036	—	597,036	—
Total cash equivalents	2,053,723	1,456,687	597,036	—
Marketable securities:
Corporate debt and government securities	10,928,629	—	10,928,629	—
Total marketable securities	10,928,629	—	10,928,629	—
Derivative liabilities:
Derivative Instruments	109,038	—	—	109,038
Total derivative liabilities	109,038	—	—	109,038

Total assets and liabilities measured at fair value	$13,091,390	$1,456,687	$11,525,665	$109,038

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,049,972	$2,049,972	$—	$—
Total cash equivalents	2,049,972	2,049,972	—	—
Marketable securities:
Corporate debt and government securities	10,900,722	—	10,900,722	—
Total marketable securities	10,900,722	—	10,900,722	—
Derivative liabilities:
Derivative Instruments	137,171	—	—	137,171
Total derivative liabilities	137,171	—	—	137,171

Total assets and liabilities measured at fair value	$13,087,865	$2,049,972	$10,900,722	$137,171

The fair value of the Company’s investments in corporate debt and government securities have been determined utilizing third party pricing services and reviewed by the Company. The pricing services use inputs to determine fair value which are derived from observable market sources including reportable trades, benchmark curves, credit spreads, broker/dealer quotes, bids, offers, and other industry and economic events. These investments are included in Level 2 of the fair value hierarchy.

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31,
	2015	2014
Beginning Balance	$137,171	$159,134
Total gain recognized in earnings	(28,133)	(31,846)
Ending Balance	$109,038	$127,288

(11) Marketable Securities

The Company’s marketable securities consist of available-for-sale securities, which are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity. Unrealized gains and losses are computed on the specific identification method. Realized gains, realized losses and declines in value judged to be other-than-temporary, are included in interest and other (loss) income, net. The cost of available-for-sale securities sold is based on the specific identification method and interest earned is included in interest and other income.

The cost and fair values of the Company’s available-for-sale marketable securities as of March 31, 2015, are as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Gains/(losses)
Government securities	$5,887,262	$5,884,616	$2,646
Corporate debt securities	5,041,367	5,041,402	(35)
Marketable Securities	$10,928,629	$10,926,018	$2,611

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2014, are as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Losses
Government securities	$6,740,825	$6,741,466	$(641)
Corporate debt securities	4,159,897	4,160,664	(767)
Marketable Securities	$10,900,722	$10,902,130	$(1,408)

(12) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2015 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of March 31, 2015:

2015	$1,733,449
2016	1,731,818
2017	1,503,438
2018	1,361,341
2019	1,402,181
Thereafter	1,935,267
$9,667,494

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three months ended March 31, 2015, the Company has not incurred any costs related to warranty obligations.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of March 31, 2015, there were no triggering events that would allow the Series A redeemable convertible preferred stockholders to require the Company to redeem any of the Series A redeemable convertible preferred stock and the Company does not expect to incur any triggering events in fiscal 2015. As of March 31, 2015, the Company did not fail any financial or non-financial covenants related to the Company's Series A redeemable convertible preferred stock. However, if certain financial covenants are not met over the next nine months, the Company would attempt to remedy the failed covenants and obtain waivers from the holders of the Series A redeemable convertible preferred stock. As described under Note (13) Series A Redeemable Convertible Preferred Stock, the Company obtained a waiver on April 20, 2015 to enable it to pay the required quarterly dividends on the Series A redeemable convertible preferred stock in cash for the fourth quarter of 2014 and the first quarter of 2015. These dividends were paid in cash in April 2015.

On July 23, 2013, the Company entered into an Employment Agreement (“Quinn Employment Agreement”) with Gary Quinn. Pursuant to the Quinn Employment Agreement, the Company agreed to employ Mr. Quinn as President and Chief Executive Officer of the Company effective July 23, 2013 through July 22, 2015, at an annual salary of $400,000 per annum. The Quinn Employment Agreement also provided for the grant of 500,000 restricted shares which vest over a two-year period at 50% and 50% annually. The 500,000 restricted shares were granted to Mr. Quinn by the Company’s Compensation Committee on August 5, 2013. As of March 31, 2015, 250,000 restricted shares remain unvested.

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expects to achieve on a go forward basis (the “2013 Plan”).  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. As of March 31, 2015 the restructuring accrual totaled $1.0 million. Of the remaining payments under the 2013 Plan, we expect the facilities and other costs to be paid during the second quarter of 2015; however, we expect the majority of the severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next three to twenty-four months.

In addition, as of March 31, 2015, our liability for uncertain tax positions totaled $317,092. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

(13) Series A Redeemable Convertible Preferred Stock

On September 16, 2013, the Company issued to Hale Capital Partners, LP (“Hale”) 900,000 shares of the Company’s Series A redeemable convertible preferred stock, par value $0.001 per share, at a price of $10 per share, for an aggregate purchase consideration of $9.0 million, which was subsequently transferred to HCP-FVA LLC. Each share of redeemable convertible preferred stock is convertible into common stock equivalents, at the option of the holder and upon certain mandatory conversion events described below, at a conversion rate of $1.02488 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events).  The Company received net proceeds of approximately $8.7 million from the issuance of the redeemable convertible preferred stock in 2013, net of transaction costs.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If the Company does not have the funds necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, the Company's failure to redeem the Series A redeemable convertible preferred stock would be considered a “Breach Event” under the agreements with the holders of the Series A redeemable convertible preferred stock. If a Breach Event were to occur and the Company is in default under or has breached any provision in respect of its obligations to redeem the Series A redeemable convertible preferred stock, then, under the agreements with the holders of our Series A redeemable convertible preferred stock, the Company's Board of Directors would automatically be increased, with the holders of the Series A redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the Series A redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A redeemable convertible preferred stock control of the Company. As of March 31, 2015, there were no triggering events that would allow the Series A redeemable convertible preferred stockholders to require the Company to redeem any of the Series A redeemable convertible preferred stock and the Company does not expect to incur any triggering events in fiscal 2015. As of March 31, 2015, the Company did not fail any financial or non-financial covenants related to the Company's Series A redeemable convertible preferred stock. However, if certain financial covenants are not met over the next nine months, the Company would attempt to remedy the failed covenants and obtain waivers from the holders of the Series A redeemable convertible preferred stock. As described below, the Company obtained a waiver on April 20, 2015 to enable it to pay the required quarterly dividends on the Series A redeemable convertible preferred stock in cash for the fourth quarter of 2014 and the first quarter of 2015.

Holders of the Series A redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company, at its election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. As of December 31, 2014, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, the Company was not permitted to pay the fourth quarter dividend in cash and accrued its fourth quarter 2014 dividend. As of March 31, 2015, the Company had sufficient surplus to pay dividends as required by the Delaware General Business Corporation law; however, the Company was not in compliance with the positive cash flow requirement to pay dividends in cash which would have required the Company to pay these dividends in kind through additional shares of this Series A redeemable convertible preferred stock. As a result, on April 20, 2015, the Company obtained a waiver from the holders to allow the Company to pay the fourth quarter 2014 and first quarter 2015 quarterly dividends in cash. These dividends were paid in cash in April 2015.

Each share of Series A redeemable convertible preferred stock has a vote equal to the number of shares of common stock into which the redeemable convertible preferred stock would be convertible as of the record date of September 13, 2013. The Company’s closing stock price on the record date was $1.23 per share, which results in voting power of 7,317,073 shares. In addition, holders of a majority of the Series A redeemable convertible preferred stock must approve certain actions, including any amendments to the Company's charter or bylaws that adversely affects the voting powers, preferences or other rights of the Series A redeemable convertible preferred stock; payment of dividends or distributions; any liquidation, capitalization, reorganization or any other fundamental transaction of the Company; issuance of certain equity securities senior to or in parity with the Series A redeemable convertible preferred stock as to dividend rights, redemption rights, liquidation preference and other rights; issuances of equity below the conversion price; incur any liens or borrowings other than non-convertible indebtedness from standard commercial lenders which does not exceed 80% of the company’s accounts receivable; and the redemption or purchase of any capital stock of the Company.

The Company has classified the Series A redeemable convertible preferred stock as temporary equity in the financial statements as it is subject to redemption at the option of the holder under certain circumstances.  As a result of the Company’s analysis of all the embedded conversion and put features within the Series A redeemable convertible preferred stock, the contingent redemption put options in the Series A redeemable convertible preferred stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the Series A redeemable convertible preferred stock and recorded as a liability. As of March 31, 2015 and December 31, 2014, the fair value of these derivative instruments was $109,038 and $137,171, respectively. The gain on the change in fair value of these derivative instruments for the three months ended March 31, 2015 and 2014, of $28,133 and $31,846, respectively, was included in “Interest and other (loss) income, net” within the consolidated statement of operations.

At the time of issuance the Company recorded transaction costs of $268,323, the beneficial conversion feature of $2.0 million and fair value allocated to the embedded derivatives of $170,337. These amounts were recorded as discounts to the Series A redeemable convertible preferred stock and are being accreted to the Series A redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. The Company included deductions of $137,417 and $115,376 as accretion adjustments to net income (loss) attributable to common stockholders on the statement of operations and in determining income (loss) per share for the three months ended March 31, 2015 and 2014, respectively. The Company also included deductions of $190,786 and $186,904 as adjustments to net income (loss) attributable to common shareholders on the statement of operations and in determining income (loss) per share for the three months ended March 31, 2015 and 2014, respectively, for accrued dividends on the Series A redeemable convertible preferred stock during the period. The 2014 fourth quarter and the 2015 first quarter dividend was paid in cash in April 2015.

(14) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended March 31, 2015 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2014	$(1,536,495)	$(1,408)	$26,613	$(1,511,290)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(26,501)	3,991	811	(21,699)
Amounts reclassified from accumulated other comprehensive (loss) income	—	28	1,656	1,684
Total other comprehensive (loss) income	(26,501)	4,019	2,467	(20,015)
Accumulated other comprehensive (loss) income at March 31, 2015	$(1,562,996)	$2,611	$29,080	$(1,531,305)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended March 31, 2014 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2013	$(1,693,905)	$3,410	$(71,892)	$(1,762,387)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(126,286)	(1,815)	(2,698)	(130,799)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	3,190	3,190
Total other comprehensive (loss) income	(126,286)	(1,815)	492	(127,609)
Accumulated other comprehensive (loss) income at March 31, 2014	$(1,820,191)	$1,595	$(71,400)	$(1,889,996)

For the three months ended March 31, 2015 and 2014, the amounts reclassified to net loss related to the Company’s defined benefit plan and sale of marketable securities. These amounts are included within “Operating income (loss)” within the condensed consolidated statements of operations.

(15) Stockholders' Equity

Stock Repurchase Activity

At various times from October 2001 through February 2009, the Company’s Board of Directors has authorized the repurchase of up to fourteen million shares of the Company’s outstanding common stock in the aggregate. The repurchases may be made from time to time in open market transactions in such amounts as determined at the discretion of the Company’s management. The terms of the stock repurchases are determined by management based on market conditions.

During the three months ended March 31, 2015 and 2014, the Company did not repurchase any shares of its common stock. Since October 2001, the Company has repurchased a total of 12,303,768 shares of its common stock at an aggregate purchase price of $51.6 million. As of March 31, 2015, the Company had the authorization to repurchase 1,696,232 shares of its common stock based upon its judgment and market conditions. The Company is required to get approval from the Series A redeemable convertible preferred stockholders prior to repurchasing its common stock.

On April 22, 2015, the Company’s Board of Directors (the "Board") approved a new stock buy-back  program (the "Repurchase Program"). The Repurchase Program authorizes management to repurchase in the aggregate up to five million shares of the Company's common stock. Repurchases may be made by the Company from time to time in open-market or privately-negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Repurchase Program supersedes and replaces the Company's prior stock buy-back program. The Repurchase Program does not obligate the Company to make repurchases at any specific time or situation. The Repurchase Program does not have an expiration date and may be amended or terminated by the Board at any time without prior notice.

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

On March 5, 2013, the Suffolk County Division of the Supreme Court of the State of New York granted a motion made by all of the defendants in the Derivative Action, except Mr. Lin, and dismissed the Derivative Action as to all defendants other than Mr. Lin. The stockholders appealed the dismissal of the Derivative Action and on March 18, 2015, the Appellate Division, Second Department unanimously affirmed the New York Supreme Court’s decision dismissing the Derivative Action. The Plaintiffs have not timely sought leave to appeal the Appellate Division’s decision to the New York Court of Appeals, and thus the Company believes this matter has been finally resolved.

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

Since October 1, 2012, the Company has recorded $7.3 million of total costs associated with the Class Action and the Derivative Actions. As a result of the agreement reached with the insurer carriers of the Company’s D&O insurance, the Company recorded insurance recoveries of $5.7 million since October 1, 2012 of which $5.6 million have been reimbursed by the Company's insurance carriers and the remaining $0.1 million is recorded as a receivable in “prepaid expenses and other current assets” in the consolidated balance sheet as of March 31, 2015.

 During the three months ended March 31, 2015 and 2014, the Company recorded a expense of $17,028 and $111,711, respectively, of investigation, litigation and settlement related legal costs, net of expected recoveries, related to expenses related to the Class Action and Derivative Action lawsuits and other settlement related activities that are not recoverable through insurance.

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

(17) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three months ended March 31, 2015 and 2014, and the location of long-lived assets as of March 31, 2015 and December 31, 2014, are summarized as follows:

	Three Months Ended March 31,
	2015	2014
Revenue:
Americas	$14,400,519	$4,364,592
Asia Pacific	2,680,316	3,924,304
Europe, Middle East, Africa and Other	2,859,041	3,712,603
Total Revenue	$19,939,876	$12,001,499

	March 31, 2015	December 31, 2014
Long-lived assets:
Americas	$8,080,595	$8,327,602
Asia Pacific	781,771	822,277
Europe, Middle East, Africa and Other	195,063	233,669
Total long-lived assets	$9,057,429	$9,383,548

For the three months ended March 31, 2015 the Company had one customer that accounted for 56% of total revenue. This revenue related to our joint development agreement with Violin Memory, Inc., and is not expected to repeat in the future. See Note 2, Summary of Significant Accounting Policies, for further discussion regarding revenue from our joint development agreement. For the three months ended March 31, 2014 the Company had one customer that accounted for 10% of total revenue.  As of March 31, 2015, the Company did not have any customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2014, the Company had one customer that accounted for 11% of the gross accounts receivable balance.

The Company recorded provisions for returns of $41,598 during the three months ended March 31, 2015. Due to cash collections of previously reserved accounts receivable balances, the Company recorded a benefit of $67,265 during the three months ended March 31, 2014. These amounts are included within revenues in the accompanying condensed consolidated statement of operations.

(18) Restructuring Costs

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. In the third quarter of 2013, the Company adopted the 2013 Plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expects to achieve on a go forward basis.  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. The 2013 Plan was substantially completed by December 31, 2014. Of the remaining payments under the 2013 Plan, we expect the facilities and other costs to be paid during the second quarter of 2015; however, we expect the majority of the severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next three to twenty-four months. The following table summarizes the activity related to restructuring liabilities recorded in connection with the Company's 2013 Plan:

	Severance related costs	Facility and other costs	Total
Original charge	$3,179,131	$426,889	$3,606,020
Utilized/Paid	(2,067,554)	(231,973)	(2,299,527)
Balance at December 31, 2013	$1,111,577	$194,916	$1,306,493
Provisions/Additions	365,174	770,136	1,135,310
Utilized/Paid	(653,325)	(759,563)	(1,412,888)
Balance at December 31, 2014	$823,426	$205,489	$1,028,915
Provisions/Additions	58,755	75,721	134,476
Utilized/Paid	(33,688)	(147,967)	(181,655)
Balance at March 31, 2015	$848,493	$133,243	$981,736

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

OVERVIEW

During the first quarter of 2015, we introduced a new and innovative solution which is truly agnostic to any server hardware or storage hardware manufacturer; a software-defined storage horizontal platform inclusive of converged data services called FreeStor™. FreeStor addresses heterogeneous storage portfolios, all-flash array and hybrid flash array hardware manufacturers which do not have a software stack or do not have an enterprise-ready software stack, and solutions for managed service providers. FreeStor provides management, monitoring, reporting and provisioning through a web browser, tablet or smartphone which gives end-users or storage administrators the ability to be completely mobile when managing their virtual storage portfolio. We anticipate that FreeStor will be released for general availability before the close of our second quarter of 2015. In addition, during the first quarter of 2015, we announced the general availability of our Continuous Data Protection (“CDP) and Network Storage Server (“NSS”) version 8.0. CDP/NSS v. 8.0 includes re-architecting the IPStor™ core engine, IO paths, HA logic, a new IP Cluster engine, and overall data management and change tracking. This redesign was done in part to support the efforts of our previous joint-development agreement, as well as to create the framework for our next generation platform, FreeStor.

2015 is the second full year whereby we offer more flexibility in licensing and payment structures, and as a result the product revenue for some transactions are being recognized ratably over the contractual maintenance term. We expect to continue this flexibility going forward, and also expect that the number of transactions with flexible sales terms will increase over time, which could result in variable periods for recognizing the revenue. Our support and maintenance revenue has always been taken ratably over the term of the support and maintenance agreement and this will not change. Our professional services revenue will continue to be recognized upon delivery of the professional services unless it is sold as part of a bundled arrangement which we have not established fair value for all undelivered elements which would require the revenue from the entire arrangement be recognized over the longest service term which would be the maintenance term.

One consequence of offering the flexibility in licensing and payment structures, which result in ratable revenue recognition, is that our GAAP revenue number will likely show greater fluctuations on a quarterly basis. Some transactions that would have been recognized into revenue in one quarter, will now be recognized over a longer period of time. For this reason, we look to our quarterly and our annual bookings, rather than to our quarterly and our annual revenue numbers, to gauge our progress.

We believe that the flexibility in licensing and payment structures has made and will continue to make us more competitive in the marketplace by allowing us more flexibility to work with end users to design licensing and payment terms that meet their needs. Additionally, we anticipate that our FreeStor licensing model will be on an annual subscription basis, whereby any revenue associated with the FreeStor license would be recorded over the term of the subscription.

 In July, 2013, we entered into a joint development agreement with Violin Memory, Inc., ("Violin") that provided us with $12.0 million of payments based on milestone deliverables that were completed by December 31, 2014. As of December 31, 2014, all of the milestone deliverables were met under our agreement with Violin, and we received the entire $12.0 million, of which $11.3 million was classified as deferred revenue. During the fourth quarter of 2014, we entered into a two-year maintenance and support agreement associated with the final deliverables, and as a result the remaining $11.3 million of deferred revenue associated with the milestone payments, or $1.4 million per quarter, was to be recognized as revenue over the two-year agreement. During the first quarter of 2015, Violin notified the Company that they elected to terminate their maintenance and support agreement and that there are no future services deliverables under any agreement, which resulted in the acceleration of the remaining deferred revenue, as of March 31, 2015, of approximately $9.9 million to be recognized as product revenue during the quarter.

In March 2013, the Derivative Action against certain current and former officers and directors of the Company, arising out of the improper payments, was dismissed. The dismissal was appealed by the plaintiffs in the Derivative Action. On January 26, 2015, oral arguments related to the plaintiffs appeal were presented to the court. On March 18, 2015, the Appellate Division, Second Department unanimously affirmed the New York Supreme Court’s decision dismissing the Derivative Action. The Plaintiffs have not timely sought leave to appeal the Appellate Division’s decision to the New York Court of Appeals, and thus we believe this matter has been finally resolved.

For the first quarter of 2015, revenue totaled $19.9 million, compared with $12.0 million in the first quarter of 2014. For the first quarter of 2015, revenue would have totaled $10.1 million, excluding the $9.9 million relating to the acceleration of previously deferred revenue recognized as a result of the termination of ongoing maintenance services during the first quarter of 2015 associated with our joint-development agreement. Bookings for the first quarter of 2015 totaled $11.7 million, compared with $14.4 million in the first quarter of 2014 and $13.6 million in the fourth quarter of 2014.

Excluding revenue associated with the joint development agreement, product revenue from our OEM partners decreased $0.5 million as a result of a decrease in sales volume from one of our largest OEM partners in China. The decline in product revenue from our non-OEM channel of $1.6 million was primarily due to the mix of deals where revenue is recognized ratably over the term of the associated maintenance agreement, rather than upon transaction completion and product delivery. Violin accounted for 56% of total revenue for the first quarter of 2015. Hitachi Data Systems accounted for 11% of our total revenue, excluding revenue associated with the joint development agreement, in the first quarter of 2015.

Deferred revenue as of March 31, 2015 totaled $26.7 million, a decrease of 16% compared with March 31, 2014, and a decrease of 27% compared with December 31, 2014. Excluding the impact of our joint-development agreement, deferred revenue as of March 31, 2015 increased 3% as compared with March 31, 2014, and increased 6% as compared with December 31, 2014.

Support and services revenue decreased 15% from $7.0 million for the three months ended March 31, 2014 to $6.0 million for the three months ended March 31, 2015.

Overall, our operating expenses decreased 7% or $0.8 million to $11.2 million for the three months ended March 31, 2015 from $12.0 million in the same period in 2014. Included in our operating results for 2015 and 2014 were $0.1 million and $0.2 million related to our restructuring expenses and less than $0.1 million and $0.1 million related to our investigation, litigation and settlement related costs.

Net income for the three months ended March 31, 2015 was $5.3 million, compared with a net loss of $2.8 million for the three months ended March 31, 2014. Our net income for the three months ended includes the impact of our acceleration of $9.9 million of deferred revenue associated with our joint-development agreement during the quarter.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2014.

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications and software integrated with industry standard hardware and sold as one complete integrated solution. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. Product revenue consists of both integrated solutions and stand-alone software revenues. Support and services revenue consists of both maintenance revenue and professional services revenue.

Total revenue for the three months ended March 31, 2015 increased 66% to $19.9 million, compared with $12.0 million for the three months ended March 31, 2014. This increase was mainly attributable to the accelerated revenue recorded associated with our joint development agreement as discussed above. Excluding $9.9 million of accelerated revenue related to our joint development agreement, total revenue decreased 16% to $10.1 million for the three months ended March 31, 2015, compared with $12.0 million for the three months ended March 31, 2014. Our cost of revenue decreased 10% to $2.4 million for the three months ended March 31, 2015, compared with $2.7 million for the three months ended March 31, 2014. Our operating expenses decreased 7% from $12.0 million for the three months ended March 31, 2014 to $11.2 million for the three months ended March 31, 2015. Included in the operating results for the three months ended March 31, 2015 and 2014 were; (i) expense of less than $0.1 million and $0.1 million, respectively, of investigation, litigation and settlement related costs; (ii) $0.4 million for both periods of share-based compensation expense; and (iii) $0.1 million and $0.2 million, respectively, of restructuring costs. Net income for the three months ended March 31, 2015 was $5.3 million, compared with a net loss of $2.8 million for the three months ended March 31, 2014. Net income attributable to common stockholders, which includes the effects of Series A redeemable convertible preferred stock dividends and accretion of the discounts related to the issuance of the Series A redeemable convertible preferred stock, was $4.9 million for the three months ended March 31, 2015, compared with a loss of $3.1 million for the three months ended March 31, 2014.

Overall, our total operating expenses decreased $0.8 million, or 7%, to $11.2 million for the three months ended March 31, 2015, compared with $12.0 million for the same period in 2014. This decrease was primarily attributable to our tighter expense controls to better align our current business plan on a run-rate basis. These expense controls included among other items, a reduction in personnel related costs and reductions in costs associated with downsizing certain geographical locations based on our redesigned go-to-market coverage models. Our worldwide headcount was 254 employees as of March 31, 2015, compared with 279 employees as of March 31, 2014. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. The decrease in personnel related costs described above were partly offset by an increase in professional fees primarily related to an investment made in 2014 to penetrate certain market verticals under a one-year arrangement, which ended at March 31, 2015.

Revenue

	Three Months Ended March 31,
	2015	2014
Revenue:
Product revenue	$13,970,367	$4,963,059
Support and services revenue	5,969,509	7,038,440
Total Revenue	$19,939,876	$12,001,499
Year-over-year percentage change
Product revenue	181%	(36)%
Support and services revenue	(15)%	(6)%
Total percentage change	66%	(21)%

Product revenue

Product revenue is comprised of sales of both licenses for our software solutions and sales of the platforms on which the software is installed. This includes stand-alone software applications and software integrated with industry standard hardware and sold as one complete integrated solution. The products are sold through our OEMs, and through (i) value-added resellers, (ii) distributors, and/or (iii) directly to end-users (collectively “non-OEMs”). These revenues are recognized when all the applicable criteria under Generally Accepted Accounting Principles in the United States are met. Product revenue increased 181% from $5.0 million for the three months ended March 31, 2014, to $14.0 million for the three months ended March 31, 2015 due to a total of $11.3 million of product revenue recognized related to our joint development agreement, of which $9.9 million was accelerated during the quarter as discussed above. These amounts are net of a sales return expense of less than $0.1 million recognized during the three months ended March 31, 2015 and a sales return benefit of $0.1 million recognized during the three months ended March 31, 2014, resulting from the impact of our collection efforts of previously reserved accounts receivable. Product revenue represented 70% and 41% of our total revenue for the three months ended March 31, 2015 and 2014, respectively. Excluding product revenue recognized related to our joint development agreement, product revenue decreased 46% to $2.7 million for the three months ended March 31, 2015 compared with the same period in 2014.

Product revenue from our OEM partners increased $10.7 million, while product revenue from our non-OEM partners decreased $1.6 million for the three months ended March 31, 2015, compared with the same period in 2014. The increase in OEM product revenue was due to a total of $11.3 million of revenue recognized related to our joint development agreement, of which $9.9 million was accelerated during the quarter as discussed above. Excluding this joint development agreement revenue product revenue from our OEM partners decreased $0.5 million as a result of a decrease in sales volume from one of our largest OEM partners in China. The decline in product revenue from our non-OEM channel was primarily due to (i) a decrease in the volume of new product license sales, both for expansion of our existing installed base and in the acquisition of new customers, and (ii) the mix of deals where revenue is recognized ratably over the term of the associated maintenance agreement, rather than upon transaction completion and product delivery. Product revenue from our non-OEM channel represented 16% and 78% of our total product revenue for the three months ended March 31, 2015 and 2014, respectively. Product revenue from our OEM partners represented 84% and 22% of our total product revenue for the three months ended March 31, 2015 and 2014, respectively. Excluding the joint development agreement product revenue, our non-OEM channel and OEM partners represented 80% and 20%, respectively, of our total product revenue for the three months ended March 31, 2015.

We continue to invest in our product portfolio by refreshing our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenue derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed or over the contractual term if VSOE does not exist for all undelivered elements. Engineering services are recognized upon customer acceptance or over the remaining contract term if VSOE does not exist for the remaining deliverables upon acceptance. Support and services revenue decreased 15% from $7.0 million for the three months ended March 31, 2014 to $6.0 million for the three months ended March 31, 2015. The decrease in support and services revenue was attributable to a decrease in both maintenance and technical support services revenue and professional services revenue.

Maintenance and technical support services revenue decreased from $6.6 million for the three months ended March 31, 2014 to $5.8 million for the three months ended March 31, 2015. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended March 31, 2015, the decline in maintenance and technical support services revenue was primarily attributable to the continued wind-down in maintenance revenue from certain legacy OEM partners of $0.5 million and a decrease of $0.4 million in maintenance revenue from our non-OEM channel business primarily driven by the softness in our Americas business over the past twelve months.

Professional services revenue decreased $0.2 million, to $0.2 million for the three months ended March 31, 2015, compared with $0.4 million for the same period in 2014. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue

	Three Months Ended March 31,
	2015	2014
Cost of revenue:
Product	$390,224	$575,124
Support and service	2,020,018	2,099,251
Total cost of revenue	$2,410,242	$2,674,375
Total Gross Profit	$17,529,634	$9,327,124
Gross Margin:
Product	97%	88%
Support and service	66%	70%
Total gross margin	88%	78%

 Cost of revenue, gross profit and gross margin

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

Cost of product revenue for the three months ended March 31, 2015 decreased $0.2 million, or 32%, to $0.4 million, compared with $0.6 million for the same period in 2014. Product gross margin increased to 97% for the three months ended March 31, 2015, compared with 88% for the same period in 2014. The increase in product gross margin was primarily attributable to the product revenue recorded in 2015 related to our joint development agreement. Excluding the joint development agreement revenue product gross margin decreased to 86% for the three months ended March 31, 2015 as a result of a decrease in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the same period in 2014. Our cost of support and service revenue for the three months ended March 31, 2015 decreased $0.1 million, or 4%, to $2.0 million, compared with $2.1 million for the same period in 2014. Support and service gross margin decreased to 66% for the three months ended March 31, 2015 from 70% for the same period in 2014. The decrease in support and service gross margin was primarily attributable to the decrease in our support and services revenues.

Total gross profit increased $8.2 million, or 88%, to $17.5 million for the three months ended March 31, 2015 from $9.3 million for the same period in 2014. Total gross margin increased to 88% for the three months ended March 31, 2015, from 78% for the same period in 2014. Total gross margin excluding the joint development agreement revenue was 72% for the three months ended March 31, 2015. The decrease in our total gross margin, excluding the joint development agreement revenue, was primarily due to the decrease in revenue, excluding the joint development agreement revenue. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.1 million, or 4%, to $3.2 million for the three months ended March 31, 2015, from $3.3 million in the same period in 2014. The decrease in research and development costs was primarily related to the decrease in personnel related costs during the first quarter of 2015 as compared with the same period in 2014, as a result of the on-going new product development that was performed throughout 2014. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs was $0.1 million for each of the three months ended March 31, 2015 and March 31, 2014.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $0.6 million, or 10%, to $5.3 million for the three months ended March 31, 2015, from $5.9 million for the same period in 2014. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel related costs, including commission expense as a result of decreased bookings in the first quarter of 2015 compared with the same period in 2014 as well as a decrease in our sales and marketing headcount. The decrease in personnel related costs were partly offset by an increase in professional fees primarily related to an investment made in 2014 to penetrate certain market verticals under a one-year arrangement, which ended at March 31, 2015. Share-based compensation expense included in selling and marketing was $0.1 million for the three months ended March 31, 2015 compared with $0.2 million for the same period in 2014.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors’ and officers’ insurance, legal and professional fees, bad debt expense, and other general corporate overhead costs. General and administrative expenses increased $0.1 million, or 4%, to $2.5 million for the three months ended March 31, 2015, compared with $2.4 million for the same period in 2014. The increase in general and administrative expenses was primarily related to severance expenses recorded related to our Former Executive Vice President, General Counsel and Secretary who resigned from all his positions at the Company during the first quarter of 2015. Share-based compensation expense included in general and administrative expenses was $0.2 million for the three months ended March 31, 2015 compared with $0.1 million for the three months ended March 31, 2014.

Investigation, Litigation and Settlement Related Costs

During the three months ended March 31, 2015, our investigation, litigation, and settlement related costs totaled less than $0.1 million, which was comprised of legal expenses, net of expenses expected to be recoverable through insurance, related to the derivative lawsuit. During the three months ended March 31, 2014, our investigation, litigation, and settlement related costs totaled $0.1 million. For further information, refer to Note (16) Litigation, to our unaudited condensed consolidated financial statements.

Restructuring costs

From time to time, we have undertaken restructuring and expense control measures to support our business performance and to align our cost structure with our resources. In the third quarter of 2013, we adopted a restructuring plan intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis. In connection with the 2013 Plan, we eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities.  Restructuring costs incurred during the three months ended March 31, 2015 and 2014, under the 2013 Plan were $0.1 million and $0.2 million, respectively. For further information, refer to Note (18) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other (Loss) Income, net

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of March 31, 2015, our cash, cash equivalents, and marketable securities totaled $21.0 million, compared with $27.9 million as of March 31, 2014. Interest and other (loss) income, net, decreased $0.5 million to a loss of $0.5 million for the three months ended March 31, 2015 compared with income of $0.1 million for the same period in 2014. The change in interest and other (loss) income, net, was primarily due to a foreign currency loss of $0.5 million during the three months ended March 31, 2015, compared with a foreign currency gain of less than $0.1 million for the same period in 2014.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For the three months ended March 31, 2015 and 2014, the Company recorded an income tax provision of $0.6 million and $0.2 million, respectively, consisting primarily of federal, state and local and foreign taxes. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the three months ended March 31, 2015, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2015 estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
	2015	2014
Cash (used in) provided by:
Operating activities	$(267,927)	$337,295
Investing activities	(269,218)	(1,929,857)
Financing activities	31,416	(216,379)
Effect of exchange rate changes	(278,011)	13,698
Net decrease in cash and cash equivalents	$(783,740)	$(1,795,243)

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities balances generated from operating, investing and financing activities. Our cash and cash equivalents and marketable securities balance as of March 31, 2015 totaled $21.0 million, compared with $21.8 million as of December 31, 2014. Cash and cash equivalents totaled $10.1 million and marketable securities totaled $10.9 million at March 31, 2015. As of December 31, 2014, we had $10.9 million in cash and cash equivalents and $10.9 million in marketable securities.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require us to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require us to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of March 31, 2015, there were no triggering events that would allow the Series A redeemable convertible preferred stockholders to require us to redeem any of the Series A redeemable convertible preferred stock and we do not expect to incur any triggering events in fiscal 2015. As of March 31, 2015, we did not fail any financial or non-financial covenants related to our Series A redeemable convertible preferred stock. However, if certain financial covenants are not met over the next three months, we would attempt to remedy the failed covenants and obtain waivers from the holders of the Series A redeemable convertible preferred stock. As described below, we obtained a waiver on April 20, 2015 to enable us to pay the required quarterly dividends on the Series A redeemable convertible preferred stock in cash for the fourth quarter of 2014 and the first quarter of 2015.

In addition, as of March 31, 2015, our liability for dividends to preferred stockholders totaled $0.4 million. Holders of the Series A redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if we will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, we, at our election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. As of December 31, 2014, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, we were not permitted to pay the fourth quarter dividend in cash and accrued our fourth quarter 2014 dividend. As of March 31, 2015, we had sufficient surplus to pay dividends as required by the Delaware General Business Corporation law; however, we were not in compliance with the positive cash flow requirement to pay dividends in cash which would have required us to pay these dividends in kind through additional shares of this Series A redeemable convertible preferred stock. As a result, on April 20, 2015, we obtained a waiver from the holders to allow us to pay the fourth quarter 2014 and first quarter 2015 quarterly dividends in cash. These dividends were paid in cash in April 2015.

Net cash used in operating activities was $0.3 million for the three months ended March 31, 2015 compared with net cash provided by operating activities of $0.3 million for the three months ended March 31, 2014. The decrease in net cash used in operating activities during the three months ended March 31, 2015, compared with the same period in 2014, was primarily due to a decrease in bookings as well as adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used in investing activities was $0.3 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively. Included in investing activities for the three months ended March 31, 2015 and March 31, 2014, are the sales and purchases of our marketable securities, purchases of property and equipment, capitalized software development costs, cash used for security deposits and purchases of intangible assets. The cash used in investing activities for the three months ended March 31, 2015 and 2014, for net purchases of marketable securities was less than $0.1 million and $1.6 million, respectively. The cash used to purchase property and equipment was $0.2 million for the three months ended March 31, 2015 and $0.3 million for the same period in 2014. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2015, and was related to proceeds received from the exercise of stock options. Net cash used in financing activities was $0.2 million for the three months ended March 31, 2014, and was related to dividends paid to holders of the Series A redeemable convertible preferred stock.

We currently do not have any debt and our significant commitments are related to (i) our employment agreement with Gary Quinn, our President and Chief Executive Officer, (ii) our office leases, (iii) dividends on our Series A redeemable convertible preferred stock, and (iv) the potential redemption of the Series A redeemable convertible preferred stock as discussed above.

We have an operating lease covering our corporate office facility that expires in April 2021. We also have several operating leases related to offices in foreign countries. The expiration dates for these leases range from 2015 through 2017. Refer to Note (12) Commitments and Contingencies, to our unaudited condensed consolidated financial statements for further discussion.

We believe that our current balance of cash, cash equivalents and marketable securities, and expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note (1), "Summary of Significant Accounting Policies" of our 2014 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2014 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2014.

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks.

Our cash, cash equivalents and marketable securities aggregated $21.0 million as of March 31, 2015. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short to intermediate-term fixed income securities and AAA-rated money market funds and commercial paper. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that approximately 45% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at March 31, 2015.

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended March 31, 2015 and 2014, approximately 28% and 64% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at March 31, 2015, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.5 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

See the discussion of the Company’s material litigation in Note (16) Litigation, to the unaudited condensed consolidated financial statements, which is incorporated by reference in Item 1.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2014. The information below sets forth additional risk factors or risk factors that have had material changes since the 2014 10-K, and should be read in conjunction with Item 1A of the 2014 10-K.

We recently released our latest version of CDP/NSS, version 8.0 and announced our new FreeStor™ platform which is scheduled to be released during the second quarter of 2015. Our future business, financial and operating results are substantially dependent on the market acceptance of both of these products.

On February 18, 2015, we released the latest version of our CDP/NSS product, CDP/NSS 8.0. We also announced that we will release our new FreeStor platform in the second quarter of 2015. We have spent considerable resources, both financially and in our research and development efforts, developing CDP/NSS 8.0 and FreeStor. We currently do not have any other products in our pipeline with the same expectations or which we believe have the same potential for market acceptance as CDP/NSS 8.0 and FreeStor. If (i) either CDP/NSS 8.0 or FreeStor do not gain market acceptance, (ii) sales of either CDP/NSS 8.0 or FreeStor are significantly below our expectations, or (iii) the development schedule of FreeStor is delayed, our results will suffer and it would have a material adverse effect on our business, financial condition and operating results.

We are dependent on a significant customer.

For the three months ended March 31, 2015 we had one customer, Violin Memory, which accounted for 56%. This revenue related to our joint development agreement with Violin and is not expected to repeat in the future. If the Company is unable to receive revenue from other sources, the inability to derive additional revenue from Violin Memory, Inc., will have a material adverse impact on the results of operations. In addition, excluding all of the revenue from Violin, Hitachi Data Systems accounted for 11% of our total revenue. The loss of this customer, or a significant reduction in revenue from this customer, could have a material adverse effect on our results of operations.

We have a significant number of outstanding preferred stock and options, the conversion and exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.
As of March 31, 2015, we had outstanding options to purchase 5,323,716 shares of our common stock, we had an aggregate of 2,088,357 outstanding unvested restricted shares and outstanding Series A redeemable convertible preferred stock convertible into 8,781,516 shares of our common stock. If all of the outstanding options were exercised, the proceeds to the Company would average $3.90 per share. In addition, over the next five years up to an additional 4,390,760 shares of common stock are potentially issuable as dividends with respect to the Series A redeemable convertible preferred stock (based on an assumed dividend rate of 10% per annum). We also had 4,322,497 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of common stock outstanding. In no event shall the number of shares of common stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan.

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
We have had only three profitable quarters since 2009. There is no guarantee that we will be able to return to, or to maintain, profitability.

While we were profitable in the first quarter of 2015, the fourth quarter of 2013 and the second quarter of 2014, our profitability was the result of the acceleration of the deferred revenue related to our joint development agreement with Violin in the first quarter of 2015, a gain recorded from the settlement with the Estate of ReiJane Huai in the second quarter of 2014, and a gain recorded from a sale of an investment in the fourth quarter of 2013, none of which we expect to recur. We have incurred losses in the first, third and fourth quarters of 2014 and in each of the seventeen quarters preceding the fourth quarter of 2013. We have taken steps to try to reduce or to eliminate the chance of future losses - such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products - but there is no guarantee that we will be able to return to or to maintain profitability. As of March 31, 2015, we had approximately $21.0 million in cash, cash equivalents and marketable securities. If losses recur, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.

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

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the twelve months ended March 31, 2015, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $1.01 and $1.79. The NASDAQ Global Market requires that our common stock maintain a trading price of at least $1.00 per share. To the extent that the market price of our common stock closes below $1.00 per share, for thirty consecutive trading days and if the stock then does not trade at a $1.00 or more per share for ten consecutive days during the next ninety days, our common stock could be subject to delisting from the NASDAQ Global Market. If our common stock is delisted from the NASDAQ Global Market, the liquidity of our common stock could be materially impacted and it may be more difficult to make transaction in our common stock. The market price of our common stock may be significantly affected by the following factors:

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
Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the reported amount of those sales or earnings. Significant changes in the value of these foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition or results of operations. For example the Euro has weakened against the U.S. dollar by 11% from December 31, 2014 to March 31, 2015.
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

Item 5.     Other Information

Submission of Matters to a Vote of Security Holders
On Wednesday, April 22, 2015, FalconStor Software, Inc. (the “Company”) held its annual meeting of stockholders for the purposes of voting on the matters disclosed in its definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 12, 2015. As of the Record Date of February 23, 2015, there were 40,927,868 shares of Common Stock $.001 par value (the “Common Stock”) outstanding and entitled to notice of and to vote at the annual meeting as well as an additional 7,317,073 shares that could vote pursuant to the terms of the Company’s outstanding Series A Redeemable Convertible Preferred Stock. The final voting for the matters submitted to a vote of stockholders is as follows:

Management Proposals:

Proposal No. 1 - Election of Directors

At the annual meeting, stockholders voted for the election of two Directors for a three-year term or until their successors are elected and qualified. Both of the Company’s nominees for Director received the requisite plurality of the votes cast by the holders of shares present at the meeting in person or by proxy and entitled to vote thereon, and, accordingly, were elected to the Board of Directors for three-year terms and until their successors are duly elected and qualified. The number of votes cast for and withheld from each nominee is set forth below:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Alan Kaufman	26,157,809	1,109,939	13,966,484
Irwin Leiber	26,207,235	1,060,513	13,966,484

Proposal No. 2 - Independent Registered Public Accounting Firm

The proposal for the ratification of the selection of KPMG LLP as the Company's independent registered public accountants for the year ending December 31, 2015 was approved by a majority of the votes cast as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
40,632,022	583,609	18,601	0

Management Incentive Plan
On April 22, 2015 the Compensation Committee of the Board of Directors approved a one-time, discretionary, cash bonus award based upon the completion of certain product deliverables in the amounts and to the Executive Officers set forth below. The payment of these bonus awards will be made once final deliverables related to certain products have been made generally available for sale.

Name	Bonus Amount
Gary Quinn - President and Chief Executive Officer	$100,000
Louis J. Petrucelly - Executive Vice President, Chief Financial Officer and Treasurer	$56,250

In addition, On April 21, 2015 Messrs. Quinn and Petrucelly each were granted 150,000 shares of restricted stock, one-third of which vest on each of the next three anniversaries of the grant date.

Item 6.     Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – March 31, 2015 and December 31, 2014.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three Months Ended March 31, 2015 and 2014.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Loss – Three Months Ended March 31, 2015 and 2014.

(iv)	unaudited Condensed Consolidated Statement of Cash Flows – Three Months Ended March 31, 2015 and 2014.

(v)	Notes to unaudited Condensed Consolidated Financial Statements – March 31, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Louis J. Petrucelly
Louis J. Petrucelly
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Gary Quinn
Gary Quinn
President & Chief Executive Officer
April 27, 2015	(principal executive officer)