Form 10-Q
period 2015-06-30
FALCONSTOR SOFTWARE INC
filed 2015-07-30
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
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

The number of shares of Common Stock outstanding as of July 29, 2015 was 41,170,192.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,307,549	$10,873,891
Marketable securities	10,523,821	10,900,722
Accounts receivable, net of allowances of $223,059 and $119,530, respectively	6,224,034	8,898,680
Prepaid expenses and other current assets	1,750,218	1,596,916
Inventory	150,236	352,493
Deferred tax assets, net	296,360	316,586
Total current assets	27,252,218	32,939,288
Property and equipment, net of accumulated depreciation of $17,459,942 and $16,867,911, respectively	1,911,145	2,147,188
Deferred tax assets, net	7,503	7,503
Software development costs, net	1,260,289	1,508,517
Other assets	1,162,524	1,373,964
Goodwill	4,150,339	4,150,339
Other intangible assets, net	262,333	196,037
Total assets	$36,006,351	$42,322,836
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,145,944	$1,266,504
Accrued expenses	7,779,298	6,939,198
Deferred tax liabilities, net	23,307	23,307
Deferred revenue, net	17,190,326	23,380,012
Total current liabilities	26,138,875	31,609,021
Other long-term liabilities	746,897	630,444
Deferred tax liabilities, net	245,903	226,443
Deferred revenue, net	9,213,624	13,097,215
Total liabilities	36,345,299	45,563,123
Commitments and contingencies
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $9,000,000	7,511,915	7,230,941
Stockholders' deficit:
Common stock - $.001 par value, 100,000,000 shares authorized, 56,448,262 and 56,360,222 shares issued, respectively and 40,920,192 and 40,924,313 shares outstanding, respectively	56,448	56,360
Additional paid-in capital	167,117,725	166,933,291
Accumulated deficit	(116,460,335)	(119,054,530)
Common stock held in treasury, at cost (15,528,070 and 15,435,909 shares, respectively)	(57,032,917)	(56,895,059)
Accumulated other comprehensive loss, net	(1,531,784)	(1,511,290)
Total stockholders' deficit	(7,850,863)	(10,471,228)
Total liabilities and stockholders' deficit	$36,006,351	$42,322,836

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Product revenue	$3,650,504	$4,252,486	$17,620,871	$9,215,545
Support and services revenue	5,902,085	7,050,181	11,871,594	14,088,621
Total revenue	9,552,589	11,302,667	29,492,465	23,304,166
Cost of revenue:
Product	718,057	698,222	1,108,281	1,273,346
Support and service	1,940,729	2,009,441	3,960,747	4,108,692
Total cost of revenue	2,658,786	2,707,663	5,069,028	5,382,038
Gross profit	$6,893,803	$8,595,004	$24,423,437	$17,922,128
Operating expenses:
Research and development costs	3,067,732	3,143,224	6,273,599	6,492,019
Selling and marketing	4,371,513	6,351,947	9,676,875	12,240,413
General and administrative	2,583,893	2,364,380	5,076,834	4,755,790
Investigation, litigation, and settlement related (benefits) costs	(8,186)	(5,275,920)	8,842	(5,164,209)
Restructuring costs	23,495	562,913	157,971	786,486
Total operating expenses	10,038,447	7,146,544	21,194,121	19,110,499
Operating (loss) income	(3,144,644)	1,448,460	3,229,316	(1,188,371)
Interest and other income (loss), net	98,411	(30,982)	(365,665)	19,126
(Loss) income before income taxes	(3,046,233)	1,417,478	2,863,651	(1,169,245)
(Benefit) provision for income taxes	(378,049)	86,531	269,456	301,606
Net (loss) income	$(2,668,184)	$1,330,947	$2,594,195	$(1,470,851)
Less: Accrual of Series A redeemable convertible preferred stock dividends	186,904	186,904	377,690	373,808
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	143,557	120,531	280,974	235,907
Net (loss) income attributable to common stockholders	$(2,998,645)	$1,023,512	$1,935,531	$(2,080,566)
Basic net (loss) income per share attributable to common stockholders	$(0.07)	$0.02	$0.05	$(0.04)
Diluted net (loss) income per share attributable to common stockholders	$(0.07)	$0.02	$0.05	$(0.04)
Weighted average basic shares outstanding	40,964,160	47,919,318	40,949,849	47,975,217
Weighted average diluted shares outstanding	40,964,160	48,780,606	42,492,677	47,975,217

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income	$(2,668,184)	$1,330,947	$2,594,195	$(1,470,851)
Other comprehensive (loss) income, net of taxes:
Foreign currency translation	(4,477)	(12,184)	(30,978)	(138,470)
Net unrealized gain on marketable securities	657	2,433	4,676	618
Net minimum pension liability	3,341	3,612	5,808	4,104
Total other comprehensive loss, net of taxes:	(479)	(6,139)	(20,494)	(133,748)
Total comprehensive (loss) income	$(2,668,663)	$1,324,808	$2,573,701	$(1,604,599)
Less: Accrual of Series A redeemable convertible preferred stock dividends	186,904	186,904	377,690	373,808
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	143,557	120,531	280,974	235,907
Total comprehensive (loss) income attributable to common stockholders	$(2,999,124)	$1,017,373	$1,915,037	$(2,214,314)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,594,195	$(1,470,851)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,058,581	1,225,667
Share-based payment compensation	731,584	832,099
Non-cash professional services expenses	69,190	2,616
Gain on Estate litigation settlement	—	(5,293,319)
Restructuring costs	157,971	786,486
Payment of restructuring costs	(422,868)	(749,724)
Loss on disposal of fixed assets	13,185	—
Provision (benefit) for returns and doubtful accounts	17,808	(23,530)
Deferred income tax provision	32,898	(12,090)
Changes in operating assets and liabilities:
Accounts receivable	2,655,194	3,584,824
Prepaid expenses and other current assets	(176,307)	6,394
Inventory	202,257	226,995
Other assets	41,492	212,453
Accounts payable	(100,169)	323,445
Accrued expenses and other long-term liabilities	1,472,222	(1,550,577)
Deferred revenue	(9,994,575)	3,333,415
Net cash (used in) provided by operating activities	(1,647,342)	1,434,303
Cash flows from investing activities:
Sales of marketable securities	6,328,000	21,591,226
Purchases of marketable securities	(6,041,913)	(23,211,804)
Purchases of property and equipment	(505,357)	(328,019)
Capitalized software development costs	(14,100)	—
Security deposits	166,003	(74,229)
Purchase of intangible assets	(139,989)	(42,853)
Net cash used in investing activities	(207,356)	(2,065,679)
Cash flows from financing activities:
Proceeds from exercise of stock options	42,412	24,684
Repurchase of common stock	(137,859)	—
Dividends paid on Series A redeemable convertible preferred stock	(377,690)	(403,283)
Net cash used in financing activities	(473,137)	(378,599)
Effect of exchange rate changes on cash and cash equivalents	(238,507)	55,320
Net decrease in cash and cash equivalents	(2,566,342)	(954,655)
Cash and cash equivalents, beginning of period	10,873,891	19,288,340
Cash and cash equivalents, end of period	$8,307,549	$18,333,685
Supplemental disclosures:
Cash paid for income taxes, net	$98,653	$30,428
Non-cash financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$186,904	$186,904
The Company did not pay any interest for the six months ended June 30, 2015 and 2014.
See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

(a)  The Company and Nature of Operations

FalconStor Software, Inc., a Delaware Corporation (the "Company"), is a leading software-defined storage company offering a converged data services software platform that is hardware agnostic. The Company develops, manufactures and sells data migration, business continuity, disaster recovery, optimized backup and de-duplication solutions and provides the related maintenance, implementation and engineering services.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2015, and the results of its operations for the three and six months ended June 30, 2015 and 2014. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 ("2014 Form 10-K").

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

Revenue Recognition

The Company derives its revenue from sales of its products, support and services. Product revenue consists of the Company’s software integrated with industry standard hardware and sold as complete turn-key integrated solutions, as stand-alone software applications or sold on a subscription or consumption basis. Depending on the nature of the arrangement revenue related to turn-key solutions and stand-alone software applications are generally recognized upon shipment and delivery of license keys. For certain arrangements revenue is recognized based on usage or ratably over the term of the arrangement. Support and services revenue consists of both maintenance revenues and professional services revenues. Revenue is recorded net of applicable sales taxes.

In accordance with the authoritative guidance issued by the FASB on revenue recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, and collection of the resulting receivable is deemed probable. Products delivered to a customer on a trial basis are not recognized as revenue until the trial period has ended and acceptance has occurred by the customer. Reseller and distributor customers typically send the Company a purchase order when they have an end user identified. For bundled arrangements that include either maintenance or both maintenance and professional services, the Company uses the residual method to determine the amount of product revenue to be recognized. Under the residual method, consideration is allocated to the undelivered elements based upon vendor-specific objective evidence (“VSOE”) of the fair value of those elements, with the residual of the arrangement fee allocated to and recognized as product revenue. If VSOE does not exist for all undelivered elements of an arrangement, the Company recognizes total revenue from the arrangement ratably over the term of the maintenance agreement. The Company's long-term portion of deferred revenue consists of (i) payments received for maintenance contracts with terms in excess of one year as of the balance sheet date, and (ii) payments received for product sales bundled with multiple years of maintenance but for which VSOE did not exist for all undelivered elements of the arrangement. The Company provides an allowance for product returns as a reduction of revenue, based upon historical experience and known or expected trends.

When more than one element, such as hardware, software and services are contained in a single arrangement, the Company will first allocate revenue based upon the relative selling price into two categories: (1) non-software components, such as hardware and any hardware-related items, as required system software that functions with the hardware to deliver the essential functionality of the hardware and related post-contract customer support, and software as service subscriptions and (2) software components and applications, such as post-contract customer support and other services. The Company will then allocate revenue within the non-software category to each element based upon their relative selling price using a hierarchy of VSOE, third-party evidence of selling price (“TPE”) or estimated selling prices (“ESP”), if VSOE or TPE does not exist. The Company will allocate revenue within the software category to the undelivered elements based upon their fair value using VSOE with the residual revenue allocated to the delivered elements. If the Company cannot objectively determine the VSOE of the fair value of any undelivered software element, the Company will defer revenue for all software components until all elements are delivered and services have been performed, until fair value can objectively be determined for any remaining undelivered elements, or until software maintenance is the only undelivered element which the Company has VSOE for, in which case revenue is recognized over the maintenance term for all software elements.

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

From time to time the Company will enter into funded software development arrangements. Under such arrangements, revenue recognition will not commence until final delivery and/or acceptance of the product. For arrangements where the Company has VSOE for the undelivered elements, the Company will follow the residual method and recognize product revenue upon final delivery and/or acceptance of the product. For arrangements where the Company does not have VSOE for the undelivered elements, the Company will recognize the entire arrangement fee ratably commencing at the time of final delivery and/or acceptance through the end of the service period in the arrangement. Certain arrangements, for which VSOE of fair value for the undelivered maintenance elements cannot be established, are accounted for as a single unit of account. The revenue recognized from single units of accounting are typically allocated and classified on the consolidated statements of operations as product revenue and support and services revenue. Since VSOE cannot be established, VSOE of similar maintenance offerings provides the basis for the support and services revenue classification, and the remaining residual consideration provides the basis for the product revenue classification. In 2013, the Company entered into a joint development agreement whereby final acceptance of the software delivered under the joint development agreement occurred on November 16, 2014. During 2014, the Company began to recognize the total committed fee as revenue ratably over a twenty-five and a half month period which began on November 16, 2014 which included a contractual twenty-four month maintenance period. During the first quarter of 2015, the customer elected to terminate their maintenance agreement and as such all unrecognized deferred revenue was accelerated and recognized as product revenue during the quarter. During the six months ended June 30, 2015, the Company recorded total product revenue of approximately $11.3 million related to this agreement. There was no product revenue recorded during the three months ended June 30, 2015 related to this agreement. As of June 30, 2015, there is no deferred revenue or undelivered services remaining related to this agreement.

(3) Earnings Per Share

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and the Series A redeemable convertible preferred stock outstanding.

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Stock options and restricted stock	8,047,333	6,286,802	5,007,276	8,898,259
Series A redeemable convertible preferred stock	8,781,516	8,781,516	8,781,516	8,781,516
Total anti-dilutive common stock equivalents	16,828,849	15,068,318	13,788,792	17,679,775

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator
Net (loss) income	$(2,668,184)	$1,330,947	$2,594,195	$(1,470,851)
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	186,904	186,904	377,690	373,808
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	143,557	120,531	280,974	235,907
Net (loss) income attributable to common stockholders	$(2,998,645)	$1,023,512	$1,935,531	$(2,080,566)
Denominator
Weighted average basic shares outstanding	40,964,160	47,919,318	40,949,849	47,975,217
Effect of dilutive securities:
Stock options and restricted stock	—	861,288	1,542,828	—
Series A redeemable convertible preferred stock	—	—	—	—
Weighted average diluted shares outstanding	40,964,160	48,780,606	42,492,677	47,975,217
EPS
Basic net (loss) income per share attributable to common stockholders	$(0.07)	$0.02	$0.05	$(0.04)
Diluted net (loss) income per share attributable to common stockholders	$(0.07)	$0.02	$0.05	$(0.04)

(4) Inventories

At June 30, 2015 and December 31, 2014, inventories are as follows:

	June 30, 2015	December 31, 2014
Finished systems	$150,236	$352,493
Total Inventory	$150,236	$352,493

As of June 30, 2015 and December 31, 2014, the Company has not recorded any reserve for excess and/or obsolete inventories in arriving at the estimated net realizable value of its inventory.

(5) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Property and Equipment:
Gross carrying amount	$19,371,087	$19,015,099
Accumulated depreciation	(17,459,942)	(16,867,911)
Property and Equipment, net	$1,911,145	$2,147,188

For the three months ended June 30, 2015 and 2014, depreciation expense was $350,732 and $447,410, respectively. For the six months ended June 30, 2015 and 2014, depreciation expense was $722,561 and $940,727, respectively.

During the three and six months ended June 30, 2015, the Company wrote-off gross property and equipment of $138,425 and the associated accumulated depreciation of $125,240, related to assets that were no longer in use. During the three and six months ended June 30, 2014, in connection with the Company's 2013 restructuring plan, the Company wrote-off gross property and equipment of $240,917 and the associated accumulated depreciation of $142,908, related to assets that were no longer in use as a result of the closure of a foreign facility. For further information, refer to Note (18) Restructuring Costs.

(6) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Software development costs:
Gross carrying amount	$2,917,215	$2,903,115
Accumulated amortization	(1,656,926)	(1,394,598)
Software development costs, net	$1,260,289	$1,508,517

During the three months ended June 30, 2015 and 2014, the Company recorded $131,737 and $121,821, respectively, of amortization expense related to capitalized software costs. During the six months ended June 30, 2015 and 2014, the Company recorded $262,328 and $224,124, respectively, of amortization expense related to capitalized software costs.

(7) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,535,013	$3,395,024
Accumulated amortization	(3,272,680)	(3,198,987)
Net carrying amount	$262,333	$196,037

For the three months ended June 30, 2015 and 2014, amortization expense was $38,374 and $31,846, respectively. For the six months ended June 30, 2015 and 2014, amortization expense was $73,692 and $60,816, respectively.

(8) Share-Based Payment Arrangements

The following table summarizes the plans under which the Company was able to grant equity compensation as of June 30, 2015:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares
FalconStor Software, Inc., 2006 Incentive Stock Plan	13,455,546	3,246,122	7,241,082	May 17, 2016
FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	400,000	210,000	137,200	May 9, 2016

On July 1, 2015, the total shares available for issuance under the FalconStor Software, Inc., 2006 Incentive Stock Plan (the “2006 Plan”) totaled 3,246,122. Pursuant to the 2006 Plan, as amended, if, on July 1st of any calendar year in which the 2006 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2006 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan. On July 1, 2015, the total number of outstanding shares of the Company’s common stock totaled 40,920,192. Pursuant to the 2006 Plan, as amended, the total shares available for issuance under the 2006 Plan were not increased as of July 1, 2015.

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of June 30, 2015:

Name of Plan	Shares Available for Grant	Shares Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	—	469,051

2004 Outside Directors Stock Option Plan	—	40,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	—	160,000

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenues - Product	$—	$—	$—	$—
Cost of revenues - Support and Service	34,894	32,454	53,704	54,337
Research and development costs	98,495	86,608	171,515	175,407
Selling and marketing	63,510	50,787	151,580	212,974
General and administrative	229,069	252,205	423,975	391,997
	$425,968	$422,054	$800,774	$834,715

(9) Income Taxes

The Company’s provision for income taxes consists of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the six months ended June 30, 2015 and 2014, the Company recorded an income tax provision of $269,456 and $301,606, respectively, consisting primarily of state and local and foreign taxes. The effective tax rate for the six months ended June 30, 2015 and June 30, 2014 was 9.4% and (25.8%), respectively. The change in the effective tax rate is attributable to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses. As of June 30, 2015, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2015 estimated annual effective tax rate. As of June 30, 2015, the valuation allowance totaled approximately $35.0 million.

The Company’s total unrecognized tax benefits, excluding interest, at both June 30, 2015 and December 31, 2014 were $224,637. At June 30, 2015, $321,704 of unrecognized tax benefits, including interest, if recognized, would reduce the Company’s effective tax rate. As of June 30, 2015 and December 31, 2014, the Company had $97,067 and $87,960, respectively, of accrued interest.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At June 30, 2015 and December 31, 2014, the Level 1 category included money market funds, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At June 30, 2015 and December 31, 2014, the Level 2 category included government securities and corporate debt securities, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At June 30, 2015 and December 31, 2014, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of June 30, 2015 or December 31, 2014.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2015:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$1,737,948	$1,737,948	$—	$—
Corporate debt and government securities	711,439	—	711,439	—
Total cash equivalents	2,449,387	1,737,948	711,439	—
Marketable securities:
Corporate debt and government securities	10,523,821	—	10,523,821	—
Total marketable securities	10,523,821	—	10,523,821	—
Derivative liabilities:
Derivative Instruments	100,561	—	—	100,561
Total derivative liabilities	100,561	—	—	100,561

Total assets and liabilities measured at fair value	$13,073,769	$1,737,948	$11,235,260	$100,561

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2014:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$2,049,972	$2,049,972	$—	$—
Total cash equivalents	2,049,972	2,049,972	—	—
Marketable securities:
Corporate debt and government securities	10,900,722	—	10,900,722	—
Total marketable securities	10,900,722	—	10,900,722	—
Derivative liabilities:
Derivative Instruments	137,171	—	—	137,171
Total derivative liabilities	137,171	—	—	137,171

Total assets and liabilities measured at fair value	$13,087,865	$2,049,972	$10,900,722	$137,171

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning Balance	$109,038	$127,288	$137,171	$159,134
Total gain recognized in earnings	(8,477)	(15,818)	(36,610)	(47,664)
Ending Balance	$100,561	$111,470	$100,561	$111,470

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

The cost and fair values of the Company’s available-for-sale marketable securities as of June 30, 2015, are as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Gains/(losses)
Government securities	$7,024,178	$7,019,981	$4,197
Corporate debt securities	3,499,643	3,500,572	(929)
Marketable Securities	$10,523,821	$10,520,553	$3,268

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2014, are as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Losses
Government securities	$6,740,825	$6,741,466	$(641)
Corporate debt securities	4,159,897	4,160,664	(767)
Marketable Securities	$10,900,722	$10,902,130	$(1,408)

(12) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2015 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of June 30, 2015:

2015	$1,196,467
2016	1,944,112
2017	1,581,581
2018	1,361,341
2019	1,402,181
Thereafter	1,935,267
$9,420,949

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and six months ended June 30, 2015, the Company has not incurred any costs related to warranty obligations.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of June 30, 2015, there were no triggering events that would allow the Series A redeemable convertible preferred stockholders to require the Company to redeem any of the Series A redeemable convertible preferred stock and the Company does not expect to incur any triggering events in fiscal 2015. As of June 30, 2015, the Company did not fail any financial or non-financial covenants related to the Company's Series A redeemable convertible preferred stock and the Company does not expect to incur any triggering events in fiscal 2015. However, if certain financial covenants are not met over the next six months, the Company would attempt to remedy the failed covenants and obtain waivers from the holders of the Series A redeemable convertible preferred stock. As described under Note (13) Series A Redeemable Convertible Preferred Stock, the Company obtained a waiver on April 20, 2015 to enable it to pay the required quarterly dividends on the Series A redeemable convertible preferred stock in cash for the fourth quarter of 2014 and the first quarter of 2015. The fourth quarter of 2014 and the first quarter of 2015 dividends were paid in cash in April 2015. In addition, as described below, the Company accrued its dividend payment for the required quarterly dividends on the Series A redeemable convertible preferred stock for the second quarter of 2015.

On July 24, 2015, the Company renewed its Employment Agreement (“Quinn Employment Agreement”) with Gary Quinn. Pursuant to the Quinn Employment Agreement, the Company agreed to continue to employ Mr. Quinn as President and Chief Executive Officer of the Company effective July 24, 2015, at an annual salary of $475,000 per annum, which will automatically renew every twelve (12) months unless either party gives notice to the other that it will not renew at least sixty (60) days prior to the end of the term. Among other items, The Quinn Employment Agreement also provided for the grant of 500,000 restricted shares which vest 50% and 50% based upon the achievement of two predetermined milestones of the Company’s Common Stock closing trading price for ninety (90) consecutive trading days. The 500,000 restricted shares were granted to Mr. Quinn by the Company’s Compensation Committee on July 28, 2015. A copy of the Quinn Employment Agreement is attached to this Quarterly Report in Form 10-Q as Exhibit 10.1.

On July 23, 2013, the Company entered into an Employment Agreement (“2013 Quinn Employment Agreement”) with Gary Quinn. Pursuant to the 2013 Quinn Employment Agreement, the Company agreed to employ Mr. Quinn as President and Chief Executive Officer of the Company effective July 23, 2013 through July 22, 2015, at an annual salary of $400,000 per annum. The 2013 Quinn Employment Agreement also provided for the grant of 500,000 restricted shares which vest over a two-year period at 50% and 50% annually. The 500,000 restricted shares were granted to Mr. Quinn by the Company’s Compensation Committee on August 5, 2013. As of June 30, 2015, 250,000 restricted shares remain unvested. These shares vested on July 23, 2015.

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expects to achieve on a go forward basis (the “2013 Plan”).  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. As of June 30, 2015 the restructuring accrual totaled $0.8 million. The 2013 Plan was substantially completed by December 31, 2014; however, the Company expects the majority of the severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next three to twenty-four months.

In addition, as of June 30, 2015, our liability for uncertain tax positions totaled $321,704. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

(13) Series A Redeemable Convertible Preferred Stock

On September 16, 2013, the Company issued to Hale Capital Partners, LP (“Hale”) 900,000 shares of the Company’s Series A redeemable convertible preferred stock, par value $0.001 per share, at a price of $10 per share, for an aggregate purchase consideration of $9.0 million, which was subsequently transferred to HCP-FVA LLC. Each share of Series A redeemable convertible preferred stock is convertible into common stock equivalents, at the option of the holder and upon certain mandatory conversion events described below, at a conversion rate of $1.02488 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events).  The Company received net proceeds of approximately $8.7 million from the issuance of the redeemable convertible preferred stock in 2013, net of transaction costs.

If the volume weighted average price of common stock for each trading day of any 60 consecutive trading days exceeds 250% of the conversion price and exceeds 225% of the conversion price through the conversion date, and certain equity conditions are met such that shares of common stock issued upon conversion can be immediately sale able by the redeemable convertible preferred stockholders, the Company can convert the redeemable convertible preferred stock up to an amount equal to the greater of 25% of the daily trading volume for the 20 consecutive trading days immediately preceding the conversion date or the amount of an identified bona fide block trade at a price reasonably acceptable to the applicable redeemable convertible preferred stockholder, but which price is not less than the arithmetic average of the weighted average prices of the common stock for the five trading days immediately preceding such sale.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If the Company does not have the funds necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, the Company's failure to redeem the Series A redeemable convertible preferred stock would be considered a “Breach Event” under the agreements with the holders of the Series A redeemable convertible preferred stock. If a Breach Event were to occur and the Company is in default under or has breached any provision in respect of its obligations to redeem the Series A redeemable convertible preferred stock, then, under the agreements with the holders of our Series A redeemable convertible preferred stock, the Company's Board of Directors would automatically be increased, with the holders of the Series A redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the Series A redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A redeemable convertible preferred stock control of the Company. As of June 30, 2015, there were no triggering events that would allow the Series A redeemable convertible preferred stockholders to require the Company to redeem any of the Series A redeemable convertible preferred stock and the Company does not expect to incur any triggering events in fiscal 2015. As of June 30, 2015, the Company did not fail any financial or non-financial covenants related to the Company's Series A redeemable convertible preferred stock. However, if certain financial covenants are not met over the next six months, the Company would attempt to remedy the failed covenants and obtain waivers from the holders of the Series A redeemable convertible preferred stock. As described below, the Company obtained a waiver on April 20, 2015 to enable it to pay the required quarterly dividends on the Series A redeemable convertible preferred stock in cash for the fourth quarter of 2014 and the first quarter of 2015 and accrued its dividend payment for the required quarterly dividends on the Series A redeemable convertible preferred stock for the second quarter of 2015.

Holders of the Series A redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company, at its election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. As of December 31, 2014, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, the Company was not permitted to pay the fourth quarter dividend in cash and accrued its fourth quarter 2014 dividend. As of March 31, 2015, the Company had sufficient surplus to pay dividends as required by the Delaware General Business Corporation law; however, the Company was not in compliance with the positive cash flow requirement to pay dividends in cash which would have required the Company to pay these dividends in kind through additional shares of this Series A redeemable convertible preferred stock. As a result, on April 20, 2015, the Company obtained a waiver from the holders to allow the Company to pay the fourth quarter 2014 and first quarter 2015 quarterly dividends in cash. These dividends were paid in cash in April 2015. As of June 30, 2015, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, the Company was not permitted to pay the second quarter dividend in cash and accrued its second quarter 2015 dividend.

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

The Company has classified the Series A redeemable convertible preferred stock as temporary equity in the financial statements as it is subject to redemption at the option of the holder under certain circumstances.  As a result of the Company’s analysis of all the embedded conversion and put features within the Series A redeemable convertible preferred stock, the contingent redemption put options in the Series A redeemable convertible preferred stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the Series A redeemable convertible preferred stock and recorded as a liability. As of June 30, 2015 and December 31, 2014, the fair value of these derivative instruments was $100,561 and $137,171, respectively. The gain on the change in fair values of these derivative instruments for the three months ended June 30, 2015 and 2014, of $8,477 and $15,818, respectively, and for the six months ended June 30, 2015 and 2014, of $36,610 and $47,664, respectively, was included in “Interest and other income (loss), net” within the consolidated statement of operations.

At the time of issuance the Company recorded transaction costs of $268,323, the beneficial conversion feature of $2.0 million and fair value allocated to the embedded derivatives of $170,337. These amounts were recorded as discounts to the Series A redeemable convertible preferred stock and are being accreted to the Series A redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. The Company included deductions of $143,557 and $120,531 for the three months ended June 30, 2015 and 2014, respectively, and $280,974 and $235,907 for the six months ended June 30, 2015 and 2014, respectively, as accretion adjustments to net (loss) income attributable to common stockholders on the statement of operations and in determining (loss) income per share for each period. The Company also included deductions of $186,904 and $186,904 for the three months ended June 30, 2015 and 2014, respectively, and $377,690 and $373,808 for the six months ended June 30, 2015 and 2014, respectively, as adjustments to net (loss) income attributable to common shareholders on the statement of operations and in determining (loss) income per share for each period for accrued dividends on the Series A redeemable convertible preferred stock during the period. The fourth quarter of 2014 and the first quarter of 2015 dividends were paid in cash in April 2015 and the second quarter of 2015 dividend was accrued.

(14) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended June 30, 2015 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at March 31, 2015	$(1,562,996)	$2,611	$29,080	$(1,531,305)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(4,477)	1,792	1,639	(1,046)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1,135)	1,702	567
Total other comprehensive (loss) income	(4,477)	657	3,341	(479)
Accumulated other comprehensive (loss) income at June 30, 2015	$(1,567,473)	$3,268	$32,421	$(1,531,784)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the six months ended June 30, 2015 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2014	$(1,536,495)	$(1,408)	$26,613	$(1,511,290)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(30,978)	4,619	2,450	(23,909)
Amounts reclassified from accumulated other comprehensive (loss) income	—	57	3,358	3,415
Total other comprehensive (loss) income	(30,978)	4,676	5,808	(20,494)
Accumulated other comprehensive (loss) income at June 30, 2015	$(1,567,473)	$3,268	$32,421	$(1,531,784)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended June 30, 2014 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at March 31, 2014	$(1,820,191)	$1,595	$(71,400)	$(1,889,996)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(12,184)	2,433	381	(9,370)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	3,231	3,231
Total other comprehensive (loss) income	(12,184)	2,433	3,612	(6,139)
Accumulated other comprehensive (loss) income at June 30, 2014	$(1,832,375)	$4,028	$(67,788)	$(1,896,135)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the six months ended June 30, 2014 are as follows:

	Foreign Currency Translation	Net Unrealized Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2013	$(1,693,905)	$3,410	$(71,892)	$(1,762,387)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(138,470)	618	(2,317)	(140,169)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	6,421	6,421
Total other comprehensive (loss) income	(138,470)	618	4,104	(133,748)
Accumulated other comprehensive (loss) income at June 30, 2014	$(1,832,375)	$4,028	$(67,788)	$(1,896,135)

For the three and six months ended June 30, 2015 and 2014, the amounts reclassified to net loss related to the Company’s defined benefit plan and sale of marketable securities. These amounts are included within “Operating (loss) income” within the condensed consolidated statements of operations.

(15) Stockholders' Equity

Stock Repurchase Activity

On April 22, 2015, the Company’s Board of Directors (the "Board") approved a new stock buy-back  program (the "Repurchase Program"). The Repurchase Program authorizes management to repurchase in the aggregate up to five million shares of the Company's common stock. Repurchases may be made by the Company from time to time in open-market or privately-negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Repurchase Program supersedes and replaces the Company's prior stock buy-back program. The Repurchase Program does not obligate the Company to make repurchases at any specific time or situation. The Company was required to obtain approvals from the Series A redeemable convertible preferred stockholders for the Repurchase Program. The Repurchase Program does not have an expiration date and may be amended or terminated by the Board at any time without prior notice.

During the three and six months ended June 30, 2015, the Company repurchased 92,161 shares of its common stock at an aggregate purchase price of $137,859 or $1.50 per share. During the three and six months ended June 30, 2014, the Company did not repurchase any shares of its common stock. As of June 30, 2015, the Company had the authorization to repurchase 4,907,839 shares of its common stock based upon its judgment and market conditions.

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

Since October 1, 2012, the Company has recorded $7.3 million of total costs associated with the Class Action and the Derivative Actions. As a result of the agreement reached with the insurer carriers of the Company’s D&O insurance, the Company recorded insurance recoveries of $5.7 million since October 1, 2012 of which $5.7 million have been reimbursed by the Company's insurance carriers as of June 30, 2015.

 During the three and six months ended June 30, 2015, the Company recorded a benefit of $8,186 and expense of $8,842, respectively, of investigation, litigation and settlement related legal costs, net of expected recoveries, related to expenses related to the Class Action and Derivative Action lawsuits and other settlement related activities that are not recoverable through insurance. During the three and six months ended June 30, 2014, the Company recorded benefits of $5.3 million and $5.2 million, respectively, of investigation, litigation and settlement related legal costs, net of expected recoveries, related to expenses related to the Class Action and Derivative Action lawsuits, the Estate settlement and other settlement related activities that are not recoverable through insurance.

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

(17) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the three and six months ended June 30, 2015 and 2014, and the location of long-lived assets as of June 30, 2015 and December 31, 2014, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Americas	$3,232,572	$4,514,752	$17,633,091	$8,879,344
Asia Pacific	3,425,971	3,215,581	6,106,287	7,139,885
Europe, Middle East, Africa and Other	2,894,046	3,572,334	5,753,087	7,284,937
Total Revenue	$9,552,589	$11,302,667	$29,492,465	$23,304,166

	June 30, 2015	December 31, 2014
Long-lived assets:
Americas	$7,882,853	$8,327,602
Asia Pacific	655,442	822,277
Europe, Middle East, Africa and Other	215,838	233,669
Total long-lived assets	$8,754,133	$9,383,548

For the three months ended June 30, 2015, the Company had one customer that accounted for 13% of total revenue. For the three months ended June 30, 2014, the Company had one customer that accounted for 10% of total revenue.  As of June 30, 2015, the Company had two customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2014, the Company had one customer that accounted for 11% of the gross accounts receivable balance.

Due to cash collections of previously reserved accounts receivable balances, the Company recorded a benefit of $23,790 and provisions for returns of $43,735 during the three months ended June 30, 2015 and 2014. These amounts are included within revenues in the accompanying condensed consolidated statement of operations.

(18) Restructuring Costs

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. In the third quarter of 2013, the Company adopted the 2013 Plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expects to achieve on a go forward basis.  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. The 2013 Plan was substantially completed by December 31, 2014; however, we expect the majority of the severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next three to twenty-four months. The following table summarizes the activity related to restructuring liabilities recorded in connection with the Company's 2013 Plan:

	Severance related costs	Facility and other costs	Total
Original charge	$3,179,131	$426,889	$3,606,020
Utilized/Paid	(2,067,554)	(231,973)	(2,299,527)
Balance at December 31, 2013	$1,111,577	$194,916	$1,306,493
Provisions/Additions	365,174	770,136	1,135,310
Utilized/Paid	(653,325)	(759,563)	(1,412,888)
Balance at December 31, 2014	$823,426	$205,489	$1,028,915
Provisions/Additions	58,755	75,721	134,476
Utilized/Paid	(33,688)	(147,967)	(181,655)
Balance at March 31, 2015	$848,493	$133,243	$981,736
Provisions/Additions	(3,228)	26,723	23,495
Utilized/Paid	(102,159)	(139,054)	(241,213)
Balance at June 30, 2015	$743,106	$20,912	$764,018

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

OVERVIEW

On May 7, 2015, we released for general availability a new and innovative solution which is agnostic to any server hardware or storage hardware manufacturer; a horizontal software-defined storage platform inclusive of converged data services called FreeStor™. FreeStor addresses heterogeneous storage portfolios, all-flash array and hybrid flash array hardware manufacturers which do not have a software stack or do not have an enterprise-ready software stack, and solutions for managed service providers. FreeStor provides management, monitoring, reporting and provisioning through a web browser, tablet or smartphone which gives end-users or storage administrators the ability to be completely mobile when managing their virtual storage portfolio. In addition, during the first quarter of 2015, we announced the general availability of our Continuous Data Protection (“CDP) and Network Storage Server (“NSS”) version 8.0. CDP/NSS v. 8.0 includes re-architecting the IPStor™ core engine, IO paths, HA logic, a new IP Cluster engine, and overall data management and change tracking. This redesign was done in part to support the efforts of our previous joint-development agreement, as well as to create the framework for our next generation platform, FreeStor.

As we stated since the beginning of 2015, one of the key indicators of the initial success of our new product offerings will be our ability to secure new OEM all-flash array manufacturers, managed service providers and finally enterprise-class customers by the end of 2015. Since the release of CDP/NSS v.8.0 in February and the FreeStor platform in May, we added six new OEM all-flash array manufacturers and four new service providers who are implementing our FreeStor technology into their services portfolios. Generally, the new OEM partners have contractual annual minimum revenue commitments associated with their agreements.

2015 is the second full year whereby we offer more flexibility in licensing and payment structures, and as a result the product revenue for some transactions are being recognized ratably over the contractual maintenance term. We expect to continue this flexibility going forward, and also expect that the number of transactions with flexible sales terms will increase over time, which could result in variable periods for recognizing the revenue. Furthermore, our new FreeStor platform is sold on a subscription based offering with ratable revenue recognition recorded over the term of the subscription. Our support and maintenance revenue has always been recognized ratably over the term of the support and maintenance agreement and this will not change. Our professional services revenue will continue to be recognized upon delivery of the professional services unless it is sold as part of a bundled arrangement for which we have not established fair value for all undelivered elements which would require the revenue from the entire arrangement be recognized over the longest service term which would be the maintenance term.

One consequence of offering the flexibility in licensing, payment structures and subscription based offerings, which result in ratable revenue recognition, is that our GAAP revenue number will likely show greater fluctuations on a quarterly basis. Some transactions that would have been recognized into revenue in one quarter, will now be recognized over a longer period of time. For this reason, we look to our quarterly and our annual bookings, rather than to our quarterly and our annual revenue numbers, to gauge our progress.

We believe that the flexibility in licensing, payment structures and subscription based offerings has made and will continue to make us more competitive in the marketplace by allowing us more flexibility to work with end users to design licensing and payment terms that meet their needs.

 In July, 2013, we entered into a joint development agreement with Violin Memory, Inc., ("Violin") that provided us with $12.0 million of payments based on milestone deliverables that were completed by December 31, 2014. As of December 31, 2014, all of the milestone deliverables were met under our agreement with Violin, and we received the entire $12.0 million, of which $11.3 million was classified as deferred revenue. During the fourth quarter of 2014, we entered into a two-year maintenance and support agreement associated with the final deliverables, and as a result the remaining $11.3 million of deferred revenue associated with the milestone payments, or $1.4 million per quarter, was to be recognized as revenue over the two-year agreement. During the first quarter of 2015, Violin notified the Company that they elected to terminate their maintenance and support agreement and that there are no future services deliverables under any agreement, which resulted in the acceleration of the remaining deferred revenue of approximately $9.9 million which was recognized as product revenue during the quarter ended March 31, 2015.

For the second quarter of 2015, total revenue was $9.6 million, compared with $11.3 million in the second quarter of 2014. Bookings for the second quarter of 2015 totaled $8.3 million, compared with $13.3 million in the second quarter of 2014 and $11.7 million in the first quarter of 2015. Additionally, revenue was negatively impacted by foreign currency fluctuations of approximately 15%-19% as compared with the three months ended June 30, 2014.

Product revenue from our OEM partners was flat quarter over quarter. The decline in product revenue from our non-OEM partners of $0.7 million was primarily due to the mix of deals where revenue is recognized ratably over the term of the associated maintenance agreement, rather than upon transaction completion and product delivery and the pause in customer purchasing habits related to our legacy product offerings in anticipation of our new product refresh and FreeStor platform. During the second quarter of 2015, Hitachi Data Systems accounted for 13% of our total revenue.

Deferred revenue as of June 30, 2015 totaled $26.4 million, a decrease of 20% compared with June 30, 2014, and a decrease of 28% compared with December 31, 2014. Excluding the impact of our joint-development agreement, deferred revenue as of June 30, 2015 increased 3% as compared with June 30, 2014, and increased 5% as compared with December 31, 2014.

Support and services revenue decreased 16% from $7.1 million for the three months ended June 30, 2014 to $5.9 million for the three months ended June 30, 2015. The decline was due primarily from the softness in our legacy product portfolio sales over the past twelve months prior to the release of new product offerings during the first half of 2015, and the continued wind-down in maintenance revenue from certain legacy OEM partners.

Overall, our operating expenses increased 40% or $2.9 million to $10.0 million for the three months ended June 30, 2015 from $7.1 million in the same period in 2014. Our operating expenses for the three months ended June 30, 2014, benefited from a litigation settlement of $5.3 million associated with our then outstanding lawsuit with the estate of our former Chief Executive Officer, as compared with a benefit of less than $0.1 million during the same period in 2015. Excluding the $5.3 million gain recorded for the three months ended June 30, 2014, our operating expenses decreased $2.4 million, or 19%, to $10.0 million for the three months ended June 30, 2015, compared with $12.4 million for the same period in 2014.

Net loss for the three months ended June 30, 2015 was $2.7 million, compared with net income of $1.3 million for the three months ended June 30, 2014. Our net income for the three months ended June 30, 2014 includes the impact of the gain recorded for the settlement of the Estate litigation of $5.3 million.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2014.

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. Product revenue consists of both integrated solutions and stand-alone software revenues. Support and services revenue consists of both maintenance revenue and professional services revenue.

Total revenue for the three months ended June 30, 2015 decreased 15% to $9.6 million, compared with $11.3 million for the three months ended June 30, 2014. Our cost of revenue decreased 2% to $2.7 million for the three months ended June 30, 2015, compared with $2.7 million for the three months ended June 30, 2014. Our operating expenses increased 40% from $7.1 million for the three months ended June 30, 2014 to $10.0 million for the three months ended June 30, 2015. Our operating expenses for the three months ended June 30, 2014, benefited from a litigation settlement of $5.3 million associated with our then outstanding lawsuit with the estate of our former Chief Executive Officer, as compared with a benefit of less than $0.1 million during the same period in 2015. Also included in the operating results for the three months ended June 30, 2015 and 2014 were; (i) $0.4 million of share-based compensation expense in both periods; and (ii) less than $0.1 million and $0.6 million, respectively, of restructuring costs. Net loss for the three months ended June 30, 2015 was $2.7 million, compared with net income of $1.3 million for the three months ended June 30, 2014. Net loss attributable to common stockholders, which includes the effects of Series A redeemable convertible preferred stock dividends and accretion of the discounts related to the issuance of the Series A redeemable convertible preferred stock, was $3.0 million for the three months ended June 30, 2015, compared with net income of $1.0 million for the three months ended June 30, 2014. Excluding the gain of $5.3 million recorded on the Estate settlement during the three months ended June 30, 2014, net loss attributable to common stockholders was $4.3 million.

Overall, our total operating expenses, excluding the $5.3 million gain recorded on the Estate litigation settlement for the three months ended June 30, 2014, decreased $2.4 million, or 19%, to $10.0 million for the three months ended June 30, 2015, compared with $12.4 million for the same period in 2014. This decrease was primarily attributable to our tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies included among other items, a stream-lined personnel related costs, global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Additionally, our restructuring costs decreased $0.5 million compared with the three months ended June 30, 2014. Our worldwide headcount was 247 employees as of June 30, 2015, compared with 277 employees as of June 30, 2014. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing.

Revenue

	Three Months Ended June 30,
	2015	2014
Revenue:
Product revenue	$3,650,504	$4,252,486
Support and services revenue	5,902,085	7,050,181
Total Revenue	$9,552,589	$11,302,667
Year-over-year percentage change
Product revenue	(14)%	(35)%
Support and services revenue	(16)%	(5)%
Total percentage change	(15)%	(19)%

Product revenue

Product revenue is comprised of sales of both licenses for our software solutions and sales of the platforms on which the software is installed. This includes stand-alone software applications and software integrated with industry standard hardware, sold as one complete integrated solution or sold on a subscription or consumption basis. The products are sold through our OEMs, and through (i) value-added resellers, (ii) distributors, and/or (iii) directly to end-users (collectively “non-OEMs”). These revenues are recognized when all the applicable criteria under Generally Accepted Accounting Principles in the United States are met. Product revenue decreased 14% from $4.3 million for the three months ended June 30, 2014, to $3.7 million for the three months ended June 30, 2015. These amounts are net of a sales return benefit of less than $0.1 million recognized during the three months ended June 30, 2015 resulting from the impact of our collection efforts of previously reserved accounts receivable, and a sales return expense of less than $0.1 million recognized during the three months ended June 30, 2014. Product revenue represented 38% of our total revenue for both the three months ended June 30, 2015 and 2014.

Product revenue from our OEM partners was flat, while product revenue from our non-OEM partners decreased $0.7 million for the three months ended June 30, 2015, compared with the same period in 2014. The decline in product revenue from our non-OEM channel was primarily due to, (i) a decrease in the volume of sales from our legacy product line(s) as partners and customers evaluate and plan for the transition to our re-architectured version 8.0 suite of products and the recently released FreeStor platform, (ii) challenges in obtaining new customer acquisitions, and (iii) the mix of deals where revenue is recognized ratably over the term of the associated maintenance agreement, rather than upon transaction completion and product delivery. Product revenue from our non-OEM partners represented 81% and 84% of our total product revenue for the three months ended June 30, 2015 and 2014, respectively. Product revenue from our OEM partners represented 19% and 16% of our total product revenue for the three months ended June 30, 2015 and 2014, respectively.

We continue to invest in our product portfolio by refreshing our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenue derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed or over the contractual term if VSOE does not exist for all undelivered elements. Engineering services are recognized upon customer acceptance or over the remaining contract term if VSOE does not exist for the remaining deliverables upon acceptance. Support and services revenue decreased 16% from $7.1 million for the three months ended June 30, 2014 to $5.9 million for the three months ended June 30, 2015. The decrease in support and services revenue was attributable to a decrease in both maintenance and technical support services revenue and professional services revenue.

Maintenance and technical support services revenue decreased from $6.6 million for the three months ended June 30, 2014 to $5.7 million for the three months ended June 30, 2015. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended June 30, 2015, the decline in maintenance and technical support services revenue was primarily attributable to a decrease of $0.9 million in maintenance revenue from our non-OEM partners primarily driven by the softness in our legacy product portfolio sales over the past twelve months prior to the release of our new product offerings during the first half of 2015 and the continued wind-down in maintenance revenue from certain legacy OEM partners of $0.1 million.

Professional services revenue decreased $0.2 million, to $0.2 million for the three months ended June 30, 2015, compared with $0.4 million for the same period in 2014. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue

	Three Months Ended June 30,
	2015	2014
Cost of revenue:
Product	$718,057	$698,222
Support and service	1,940,729	2,009,441
Total cost of revenue	$2,658,786	$2,707,663
Total Gross Profit	$6,893,803	$8,595,004
Gross Margin:
Product	80%	84%
Support and service	67%	71%
Total gross margin	73%	76%

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

Cost of product revenue for the three months ended June 30, 2015 increased less than $0.1 million, or 3%, to $0.7 million, compared with $0.7 million for the same period in 2014. Product gross margin decreased to 80% for the three months ended June 30, 2015, compared with 84% for the same period in 2014. The decrease in product gross margin was primarily attributable to a decrease in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the same period in 2014. Our cost of support and service revenue for the three months ended June 30, 2015 decreased $0.1 million, or 3%, to $1.9 million, compared with $2.0 million for the same period in 2014. Support and service gross margin decreased to 67% for the three months ended June 30, 2015 from 71% for the same period in 2014. The decrease in support and service gross margin was primarily attributable to the decrease in our support and services revenues.

Total gross profit decreased $1.7 million, or 20%, to $6.9 million for the three months ended June 30, 2015 from $8.6 million for the same period in 2014. Total gross margin decreased to 73% for the three months ended June 30, 2015, from 76% for the same period in 2014. The decrease in our total gross margin was primarily due to the decrease in revenue and the mix of sales. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.1 million, or 2%, to $3.1 million for the three months ended June 30, 2015, from $3.1 million in the same period in 2014. The decrease in research and development costs was primarily related to the decrease in personnel related costs during the second quarter of 2015 as compared with the same period in 2014, as a result of the on-going new product development that was performed throughout 2014. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs was $0.1 million for each of the three months ended June 30, 2015 and June 30, 2014.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $2.0 million, or 31%, to $4.4 million for the three months ended June 30, 2015, from $6.4 million for the same period in 2014. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel related costs, including commission expense as a result of decreased bookings in the second quarter of 2015 compared with the same period in 2014 as well as a decrease in our sales and marketing headcount. In addition, the decrease is attributable to a decrease in professional fees primarily related to an investment made in 2014 to penetrate certain market verticals under a one-year arrangement, which ended at March 31, 2015. Share-based compensation expense included in selling and marketing was $0.1 million for each of the three months ended June 30, 2015 and June 30, 2014.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors’ and officers’ insurance, legal and professional fees, bad debt expense, and other general corporate overhead costs. General and administrative expenses increased $0.2 million, or 9%, to $2.6 million for the three months ended June 30, 2015, compared with $2.4 million for the same period in 2014. The increase in general and administrative expenses was primarily related to $0.5 million of termination costs incurred by the Company during the second quarter of 2015 due to the termination of a contract with an internet communication provider, partly offset by a decrease in personnel related costs. Share-based compensation expense included in general and administrative expenses was $0.2 million for the three months ended June 30, 2015 compared with $0.3 million for the three months ended June 30, 2014.

Investigation, Litigation and Settlement Related Costs

During the three months ended June 30, 2015, our investigation, litigation, and settlement related costs totaled a benefit of less than $0.1 million, which was comprised of legal expenses, net of expenses expected to be recoverable through insurance, related to the derivative lawsuit. During the three months ended June 30, 2014, our investigation, litigation, and settlement related costs totaled a benefit of $5.3 million primarily related to the settlement of the Estate litigation. For further information, refer to Note (16) Litigation, to our unaudited condensed consolidated financial statements.

Restructuring costs

From time to time, we have undertaken restructuring and expense control measures to support our business performance and to align our cost structure with our resources. In the third quarter of 2013, we adopted a restructuring plan intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis. In connection with the 2013 Plan, we eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. Restructuring costs incurred during the three months ended June 30, 2015 and 2014, under the 2013 Plan were less than $0.1 million and $0.6 million, respectively. For further information, refer to Note (18) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other Income (Loss), net

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of June 30, 2015, our cash, cash equivalents, and marketable securities totaled $18.8 million, compared with $28.8 million as of June 30, 2014. Interest and other income (loss), net, increased $0.1 million to income of $0.1 million for the three months ended June 30, 2015 compared with a loss of less than $0.1 million for the same period in 2014. The change in interest and other income (loss), net, was primarily due to a foreign currency gain of $0.1 million during the three months ended June 30, 2015, compared with a foreign currency loss of less than $0.1 million for the same period in 2014.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For the three months ended June 30, 2015 and 2014, the Company recorded an income tax benefit of $0.4 million and an income tax provision of $0.1 million, respectively, consisting primarily of federal, state and local and foreign taxes. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the three months ended June 30, 2015, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2015 estimated annual effective tax rate.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2014.

Total revenue for the six months ended June 30, 2015 increased 27% to $29.5 million, compared with $23.3 million for the six months ended June 30, 2014. This increase was mainly attributable to the accelerated revenue recorded associated with our joint development agreement. Excluding $9.9 million of accelerated revenue related to our joint development agreement, total revenue decreased 16% to $19.6 million for the six months ended June 30, 2015, compared with $23.3 million for the six months ended June 30, 2014. Our cost of revenue decreased 6% to $5.1 million for the six months ended June 30, 2015, compared with $5.4 million for the six months ended June 30, 2014. Our operating expenses increased 11% from $19.1 million for the six months ended June 30, 2014 to $21.2 million for the six months ended June 30, 2015. Our operating expenses for the six months ended June 30, 2014, benefited from a litigation settlement of $5.3 million associated with our then outstanding lawsuit with the estate of our former Chief Executive Officer, as compared with expense of less than $0.1 million during the same period in 2015. Also included in the operating results for the six months ended June 30, 2015 and 2014 were; (i) $0.8 million of share-based compensation expense for both periods; and (ii) $0.1 million and $0.8 million, respectively, of restructuring costs. Net income for the six months ended June 30, 2015 was $2.6 million, compared with a net loss of $1.5 million for the six months ended June 30, 2014. Net income attributable to common stockholders, which includes the effects of Series A redeemable convertible preferred stock dividends and accretion of the discounts related to the issuance of the Series A redeemable convertible preferred stock, was $1.9 million for the six months ended June 30, 2015, compared with a loss of $2.1 million for the six months ended June 30, 2014.

Overall, our total operating expenses, excluding the $5.3 million gain recorded on the Estate litigation settlement for the six months ended June 30, 2014, decreased $3.2 million, or 13%, to $21.2 million for the six months ended June 30, 2015, compared with $24.4 million for the same period in 2014. This decrease was primarily attributable to our tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies included among other items, a stream-lined personnel related costs, global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Additionally, our restructuring costs decreased $0.6 million compared with the six months ended June 30, 2014. Our worldwide headcount was 247 employees as of June 30, 2015, compared with 277 employees as of June 30, 2014.

Revenue

	Six Months Ended June 30, 2015
	2015	2014
Revenue:
Product revenue	$17,620,871	$9,215,545
Support and services revenue	11,871,594	14,088,621
Total Revenue	$29,492,465	$23,304,166
Year-over-year percentage change
Product revenue	91%	(36)%
Support and services revenue	(16)%	(6)%
Total percentage change	27%	(20)%

Product revenue

Product revenue increased 91% from $9.2 million for the six months ended June 30, 2014, to $17.6 million for the six months ended June 30, 2015 primarily due to a total of $11.3 million of product revenue recognized related to our joint development agreement, of which $8.5 million was accelerated during the six months ended June 30, 2015. These amounts are net of a sales return expense of less than $0.1 million recognized during the six months ended June 30, 2015 and a sales return benefit of less than $0.1 million recognized during the six months ended June 30, 2014, resulting from the impact of our collection efforts of previously reserved accounts receivable. Product revenue represented 60% and 40% of our total revenue for the six months ended June 30, 2015 and 2014, respectively. Excluding product revenue recognized related to our joint development agreement, product revenue decreased $2.9 million or 31% to $6.3 million for the six months ended June 30, 2015 compared with the same period in 2014.

Excluding the joint development agreement revenue, product revenue from our OEM partners decreased $0.6 million, while product revenue from our non-OEM partners decreased $2.3 million for the six months ended June 30, 2015, compared with the same period in 2014. The decrease in OEM product revenue was due to a decrease in sales volume from one of our largest OEM partners in China. The decline in product revenue from our non-OEM partners was primarily due to, (i) a decrease in the volume of sales from our legacy product line(s) as partners and customers evaluate and plan for the transition to our re-architectured version 8.0 suite of products and the recently released FreeStor platform, (ii) challenges in obtaining new customer acquisitions, and (iii) the mix of deals where revenue is recognized ratably over the term of the associated maintenance agreement, rather than upon transaction completion and product delivery. Product revenue from our non-OEM partners represented 29% and 81% of our total product revenue for the six months ended June 30, 2015 and 2014, respectively. Product revenue from our OEM partners represented 71% and 19% of our total product revenue for the six months ended June 30, 2015 and 2014, respectively. Excluding the joint development agreement product revenue, our non-OEM partners and OEM partners represented 80% and 20%, respectively, of our total product revenue for the six months ended June 30, 2015.

We continue to invest in our product portfolio by refreshing our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue decreased 16% from $14.1 million for the six months ended June 30, 2014 to $11.9 million for the six months ended June 30, 2015. The decrease in support and services revenue was attributable to a decrease in both maintenance and technical support services revenue and professional services revenue.

Maintenance and technical support services revenue decreased from $13.3 million for the six months ended June 30, 2014 to $11.4 million for the six months ended June 30, 2015. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the six months ended June 30, 2015, the decline in maintenance and technical support services revenue was primarily attributable to a decrease of $1.3 million in maintenance revenue from our non-OEM partners primarily driven by the softness in our legacy product portfolio sales over the past twelve months prior to the release of our new product offerings during the first half of 2015 and the continued wind-down in maintenance revenue from certain legacy OEM partners of $0.6 million.

Professional services revenue decreased $0.4 million, to $0.4 million for the six months ended June 30, 2015, compared with $0.8 million for the same period in 2014. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue

	Six Months Ended June 30, 2015
	2015	2014
Cost of revenue:
Product	$1,108,281	$1,273,346
Support and service	3,960,747	4,108,692
Total cost of revenue	$5,069,028	$5,382,038
Total Gross Profit	$24,423,437	$17,922,128
Gross Margin:
Product	94%	86%
Support and service	67%	71%
Total gross margin	83%	77%

 Cost of revenue, gross profit and gross margin

Cost of product revenue for the six months ended June 30, 2015 decreased $0.2 million, or 13%, to $1.1 million, compared with $1.3 million for the same period in 2014. Product gross margin increased to 94% for the six months ended June 30, 2015, compared with 86% for the same period in 2014. The increase in product gross margin was primarily attributable to the product revenue recorded in 2015 related to our joint development agreement. Excluding the joint development agreement revenue, product gross margin decreased to 83% for the six months ended June 30, 2015 as a result of a decrease in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the same period in 2014. Our cost of support and service revenue for the six months ended June 30, 2015 decreased $0.1 million, or 4%, to $4.0 million, compared with $4.1 million for the same period in 2014. Support and service gross margin decreased to 67% for the six months ended June 30, 2015 from 71% for the same period in 2014. The decrease in support and service gross margin was primarily attributable to the decrease in our support and services revenues.

Total gross profit increased $6.5 million, or 36%, to $24.4 million for the six months ended June 30, 2015 from $17.9 million for the same period in 2014. Total gross margin increased to 83% for the six months ended June 30, 2015, from 77% for the same period in 2014. Total gross margin excluding the joint development agreement revenue was 72% for the six months ended June 30, 2015. The decrease in our total gross margin, excluding the joint development agreement revenue, was primarily due to the decrease in revenue, excluding the joint development agreement revenue and the mix of sales. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Operating Expenses

Research and Development Costs

Research and development costs decreased $0.2 million, or 3%, to $6.3 million for the six months ended June 30, 2015, from $6.5 million in the same period in 2014. The decrease in research and development costs was primarily related to the decrease in personnel related costs during the six months ended June 30, 2015 as compared with the same period in 2014, as a result of the on-going new product development that was performed throughout 2014. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs was $0.2 million for each of the six months ended June 30, 2015 and June 30, 2014.

Selling and Marketing

Selling and marketing expenses decreased $2.6 million, or 21%, to $9.7 million for the six months ended June 30, 2015, from $12.2 million for the same period in 2014. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel related costs, including commission expense as a result of decreased bookings for the six months ended June 30, 2015 compared with the same period in 2014 as well as a decrease in our sales and marketing headcount. Share-based compensation expense included in selling and marketing was $0.2 million for each of the six months ended June 30, 2015 and June 30, 2014.

General and Administrative

General and administrative expenses increased $0.3 million, or 7%, to $5.1 million for the six months ended June 30, 2015, compared with $4.8 million for the same period in 2014. The increase in general and administrative expenses was primarily related to $0.5 million of termination costs incurred by the Company during the six months ended June 30, 2015 due to the termination of a contract with an internet communication provider, partly offset by a decrease in personnel related costs. Share-based compensation expense included in general and administrative expenses was $0.4 million for each of the six months ended June 30, 2015 and June 30, 2014.

Investigation, Litigation and Settlement Related Costs

During the six months ended June 30, 2015, our investigation, litigation, and settlement related costs totaled less than $0.1 million, which was comprised of legal expenses, net of expenses expected to be recoverable through insurance, related to the derivative lawsuit. During the six months ended June 30, 2014, our investigation, litigation, and settlement related costs totaled a benefit of $5.3 million primarily related to the settlement of the Estate litigation. For further information, refer to Note (16) Litigation, to our unaudited condensed consolidated financial statements.

Restructuring costs

In the third quarter of 2013, we adopted a restructuring plan intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis. In connection with the 2013 Plan, we eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities.  Restructuring costs incurred during the six months ended June 30, 2015 and 2014, under the 2013 Plan were $0.2 million and $0.8 million, respectively. For further information, refer to Note (18) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other Income (Loss), net

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of June 30, 2015, our cash, cash equivalents, and marketable securities totaled $18.8 million, compared with $28.8 million as of June 30, 2014. Interest and other income (loss), net, decreased $0.4 million to a loss of $0.4 million for the six months ended June 30, 2015 compared with income of less than $0.1 million for the same period in 2014. The change in interest and other income (loss), net, was primarily due to a foreign currency loss of $0.4 million during the six months ended June 30, 2015, compared with a foreign currency gain of less than $0.1 million for the same period in 2014.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For both the six months ended June 30, 2015 and 2014, the Company recorded an income tax provision of $0.3 million, consisting primarily of federal, state and local and foreign taxes. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the six months ended June 30, 2015, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2015 estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
	2015	2014
Cash (used in) provided by:
Operating activities	$(1,647,342)	$1,434,303
Investing activities	(207,356)	(2,065,679)
Financing activities	(473,137)	(378,599)
Effect of exchange rate changes	(238,507)	55,320
Net decrease in cash and cash equivalents	$(2,566,342)	$(954,655)

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities balances generated from operating, investing and financing activities. Our cash and cash equivalents and marketable securities balance as of June 30, 2015 totaled $18.8 million, compared with $21.8 million as of December 31, 2014. Cash and cash equivalents totaled $8.3 million and marketable securities totaled $10.5 million at June 30, 2015. As of December 31, 2014, we had $10.9 million in cash and cash equivalents and $10.9 million in marketable securities.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require us to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require us to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of June 30, 2015, there were no triggering events that would allow the Series A redeemable convertible preferred stockholders to require us to redeem any of the Series A redeemable convertible preferred stock and we do not expect to incur any triggering events in fiscal 2015. As of June 30, 2015, we did not fail any financial or non-financial covenants related to our Series A redeemable convertible preferred stock. However, if certain financial covenants are not met over the next six months, we would attempt to remedy the failed covenants and obtain waivers from the holders of the Series A redeemable convertible preferred stock. As described below, we obtained a waiver on April 20, 2015 to enable us to pay the required quarterly dividends on the Series A redeemable convertible preferred stock in cash for the fourth quarter of 2014 and the first quarter of 2015. In addition, we accrued the dividend payment for the required quarterly dividends on the Series A redeemable convertible preferred stock for the second quarter of 2015.

In addition, as of June 30, 2015, our liability for dividends to preferred stockholders totaled $0.2 million. Holders of the Series A redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if we will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, we, at our election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. As of December 31, 2014, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, we were not permitted to pay the fourth quarter dividend in cash and accrued our fourth quarter 2014 dividend. As of March 31, 2015, we had sufficient surplus to pay dividends as required by the Delaware General Business Corporation law; however, we were not in compliance with the positive cash flow requirement to pay dividends in cash which would have required us to pay these dividends in kind through additional shares of this Series A redeemable convertible preferred stock. As a result, on April 20, 2015, we obtained a waiver from the holders to allow us to pay the fourth quarter 2014 and first quarter 2015 quarterly dividends in cash. These dividends were paid in cash in April 2015. As of June 30, 2015, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, we were not permitted to pay the second quarter dividend in cash and accrued the second quarter 2015 dividend.

Net cash used in operating activities was $1.6 million for the six months ended June 30, 2015 compared with net cash provided by operating activities of $1.4 million for the six months ended June 30, 2014. The decrease in net cash used in operating activities during the six months ended June 30, 2015, compared with the same period in 2014, was primarily due to a decrease in bookings as well as adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used in investing activities was $0.2 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively. Included in investing activities for the six months ended June 30, 2015 and June 30, 2014, are the sales and purchases of our marketable securities, purchases of property and equipment, capitalized software development costs, cash used for security deposits and purchases of intangible assets. The cash used in investing activities for the six months ended June 30, 2014, for net purchases of marketable securities was $1.6 million, compared with cash provided by investing activities for the six months ended June 30, 2015, for net sales of marketable securities of $0.2 million. The cash used to purchase property and equipment was $0.5 million for the six months ended June 30, 2015 and $0.3 million for the same period in 2014. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

Net cash used in financing activities was $0.5 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively. Cash used in financing activities related to dividends paid to holders of the Series A redeemable convertible preferred stock was $0.4 million for both the six months ended June 30, 2015 and 2014. In addition, during the six months ended June 30, 2015 we repurchased company stock for a total aggregate amount of $0.1 million. We did not repurchase any company stock during the six months ended June 30, 2014.

We currently do not have any debt and our significant commitments are related to (i) our employment agreement with Gary Quinn, our President and Chief Executive Officer, (ii) our office leases, (iii) dividends on our Series A redeemable convertible preferred stock, (iv) the potential redemption of the Series A redeemable convertible preferred stock as discussed above, and (v) the potential issuance of up to 2.55 million shares of restricted Company common stock which vest based on certain milestone achievements and/or transactions over a twenty-four month period in accordance with an Independent Marketing Agreement with RFN Prime Marketing Inc., as discussed in Item 5 of Part II, Other Information.

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

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks.

Our cash, cash equivalents and marketable securities aggregated $18.8 million as of June 30, 2015. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short to intermediate-term fixed income securities and AAA-rated money market funds and commercial paper. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that approximately 44% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at June 30, 2015.

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended June 30, 2015 and 2014, approximately 66% and 64% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at June 30, 2015, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.5 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

We recently released our latest version of CDP/NSS, version 8.0 and our new FreeStor™ platform. Our future business, financial and operating results are substantially dependent on the market acceptance of both of these products.

On February 18, 2015, we released the latest version of our CDP/NSS product, CDP/NSS 8.0 and on May 6, 2015 we released our new FreeStor platform. We have spent considerable resources, both financially and in our research and development efforts, developing CDP/NSS 8.0 and FreeStor. We currently do not have any other products in our pipeline with the same expectations or which we believe have the same potential for market acceptance as CDP/NSS 8.0 and FreeStor. If (i) either CDP/NSS 8.0 or FreeStor do not gain market acceptance, (ii) sales of either CDP/NSS 8.0 or FreeStor are significantly below our expectations, or (iii) the development schedule of FreeStor is delayed, our results will suffer and it would have a material adverse effect on our business, financial condition and operating results.

We are dependent on a significant customer.

For the three months ended June 30, 2015 we had one customer, Hitachi Data Systems, which accounted for 13% of our revenue. The loss of this customer, or a significant reduction in revenue from this customer, could have a material adverse effect on our results of operations.

The holders of the Series A redeemable convertible preferred stock are entitled to dividends on the Series A redeemable convertible preferred stock they hold. The payment of these dividends will decrease cash that is available to us to invest in our business. We were unable to pay our dividend for the second quarter of 2015 and if, after one year, we do not have adequate surplus to pay the dividends, the holders of the Series A redeemable convertible preferred stock may elect to receive the dividends in the form of Company common stock. This would dilute the holdings of all other stockholders.

Our agreements with the holders of the Series A redeemable convertible preferred stock provide that such holders will receive quarterly dividends on the Series A redeemable convertible preferred stock at prime rate plus 5%, subject to a maximum dividend rate of 10%. If we do not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, then we can, at our election, pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. We also have the ability to accrue and roll over dividends. During the first quarter of 2015 we were not in compliance with the cash flow requirement to pay dividends in cash. We obtained a waiver from the holders of the Series A redeemable convertible preferred stock related to the $1.0 million positive cash flow requirement which allowed us to pay the first quarter 2015 dividend in cash. There can be no assurance that the holders of the Series A redeemable convertible preferred stock will waive this requirement in the future. In addition, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, we accrued our second quarter 2015 dividend and expect to pay this dividend in the future. However, if we are unable to pay this dividend in the future due to lack of sufficient surplus, after the first year of issuance of the Series A redeemable convertible preferred stock, the holders of the Series A redeemable convertible preferred stock have the right to convert the accrued but unpaid dividends into Company common stock. The payment of the dividends will reduce the cash that we have available to invest in our business. If any dividends are paid in common stock, this will dilute the holdings of all other stockholders. There can be no assurance that we will have enough cash to pay the dividends in cash.

We have a significant number of outstanding preferred stock and options, the conversion and exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.
As of June 30, 2015, we had outstanding options to purchase 5,022,276 shares of our common stock, we had an aggregate of 3,025,057 outstanding unvested restricted shares and outstanding Series A redeemable convertible preferred stock convertible into 8,781,516 shares of our common stock. If all of the outstanding options were exercised, the proceeds to the Company would average $3.77 per share. In addition, over the next five years up to an additional 4,390,760 shares of common stock are potentially issuable as dividends with respect to the Series A redeemable convertible preferred stock (based on an assumed dividend rate of 10% per annum). We also had 3,456,122 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2006 Incentive Stock Plan, as amended (the “2006 Plan”), is in effect, the number of shares of stock to which options, restricted shares and restricted stock units may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2006 Plan shall be increased so that the number equals five percent (5%) of the shares of common stock outstanding. In no event shall the number of shares of common stock subject to the 2006 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2006 Plan.
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

While we were profitable in the first quarter of 2015, the fourth quarter of 2013 and the second quarter of 2014, our profitability for such periods was the result of the acceleration of the deferred revenue related to our joint development agreement with Violin in the first quarter of 2015, a gain recorded from the settlement with the Estate of ReiJane Huai in the second quarter of 2014, and a gain recorded from a sale of an investment in the fourth quarter of 2013, respectively, none of which we expect to recur. We incurred losses in the second quarter of 2015 and the first, third and fourth quarters of 2014 and in each of the seventeen quarters preceding the fourth quarter of 2013. We have taken steps to try to reduce or to eliminate the chance of future losses - such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products - but there is no guarantee that we will be able to return to or to maintain profitability. In addition, our furture profitability could be negatively impacted by the decrease of bookings to $8.3 million for the second quarter of 2015 as compared with $13.3 million for the second quarter of 2014 and $11.7 million for the first quarter of 2015. As of June 30, 2015, we had approximately $18.8 million in cash, cash equivalents and marketable securities. If losses recur, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.

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

The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the twelve months ended June 30, 2015, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $1.01 and $1.70. The NASDAQ Global Market requires that our common stock maintain a trading price of at least $1.00 per share. To the extent that the market price of our common stock closes below $1.00 per share, for thirty consecutive trading days and if the stock then does not trade at a $1.00 or more per share for ten consecutive days during the next ninety days, our common stock could be subject to delisting from the NASDAQ Global Market. If our common stock is delisted from the NASDAQ Global Market, the liquidity of our common stock could be materially impacted and it may be more difficult to make transaction in our common stock. The market price of our common stock may be significantly affected by the following factors:

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
Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the reported amount of those sales or earnings. Significant changes in the value of these foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition or results of operations. For example the Euro has weakened against the U.S. dollar by 10% from December 31, 2014 to June 30, 2015.
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
Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 1A.  Unregistered Sales Of Equity Securities And Use Of Proceeds

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May yet Be Purchased Under the Plan at Month End
April 2015	—	$—	—	5,000,000
May 2015	39,986	$1.45	39,986	4,960,014
June 2015	52,175	$1.53	52,175	4,907,839
Total	92,161	$1.50	92,161	4,907,839

Item 5.  Other Information

Employment Agreement

On July 24, 2015, the Company renewed its Employment Agreement (“Quinn Employment Agreement”) with Gary Quinn. Pursuant to the Quinn Employment Agreement, the Company agreed to continue to employ Mr. Quinn as President and Chief Executive Officer of the Company effective July 24, 2015, at an annual salary of $475,000 per annum, which will automatically renew every twelve (12) months unless either party gives notice to the other that it will not renew at least sixty (60) days prior to the end of the term. Among other items, The Quinn Employment Agreement also provided for the grant of 500,000 restricted shares which vest 50% and 50% based upon the achievement of two predetermined milestones of the Company’s Common Stock closing trading price for ninety (90) consecutive trading days. The 500,000 restricted shares were granted to Mr. Quinn by the Company’s Compensation Committee on July 28, 2015.

The Employment Agreement provides that in the event of a Change of Control (as defined under the Quinn Employment Agreement) during the term of Mr. Quinn’s employment with the Company, all of Mr. Quinn’s outstanding unvested shares of restricted Common Stock granted pursuant to the Quinn Employment Agreement will automatically vest and be fully exercisable, as applicable, on the date of the Change of Control.

Pursuant to the Quinn Employment Agreement, if Mr. Quinn’s employment is terminated by the Company without Cause or by Mr. Quinn for Good Reason (each as defined under the Quinn Employment Agreement), Mr. Quinn will be entitled to a lump sum cash payment equal to: twelve (12) months of the Mr. Quinn’s annual Base Salary, up to a maximum of $475,000, payable within fifteen (15) days following the Termination Date, plus, in addition, if Mr. Quinn’s employment is terminated by the Company without Cause or by Mr. Quinn for Good Reason prior to July 24, 2016, Mr. Quinn shall be entitled to be paid the full base salary through July 24, 2016. The Quinn Employment Agreement also contains certain non-compete provisions effective for one year following the termination or expiration of the Quinn Employment Agreement, unless the Quinn Employment Agreement is terminated by the Company without Cause or by Mr. Quinn for Good Reason, as well as standard confidentiality provisions.

The foregoing description of the Quinn Employment Agreement is not complete and is qualified in its entirety by reference to the full text of the Quinn Employment Agreement, a copy of which is filed herewith as Exhibit 10.1 and is incorporated herein by reference.

Independent Marketing Agreement

On July 24,2015, the Company entered into an Independent Marketing Agreement with RFN Prime Marketing Inc., to provide among other items, certain sales and marketing deliverables to the Company in exchange for up to 2.55 million shares of restricted Company common stock which vest based on certain milestone achievements and/or transactions over a twenty-four month period. The issuance of the restricted Company common stock was made pursuant to Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated there under.

The foregoing description of the Independent Marketing Agreement is not complete and is qualified in its entirety by reference to the full text of the Independent Marketing Agreement, a copy of which is filed herewith as Exhibit 10.2 and is incorporated herein by reference.

Item 6.     Exhibits

10.1	Employment Agreement dated July 24, 2015 between the Company and Gary Quinn

10.2	Independent Contractor Agreement dated July 24, 2015 between the Company and RFN Prime Marketing Inc.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – June 30, 2015 and December 31, 2014.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Six Months Ended June 30, 2015 and 2014.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive (Loss) Income – Three and Six Months Ended June 30, 2015 and 2014.

(iv)	unaudited Condensed Consolidated Statement of Cash Flows – Six Months Ended June 30, 2015 and 2014.

(v)	Notes to unaudited Condensed Consolidated Financial Statements – June 30, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Louis J. Petrucelly
Louis J. Petrucelly
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Gary Quinn
Gary Quinn
President & Chief Executive Officer
July 30, 2015	(principal executive officer)