Form 10-K/A
period 2015-12-31
FALCONSTOR SOFTWARE INC
filed 2016-03-11
CIK 922521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“Original Form 10-K”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 17, 2016 (“Original Filing Date”). The purpose of this Amendment No. 1 is to file one exhibit which was inadvertently omitted from the Original Form 10-K.

As required by the rules of the SEC, this Amendment No. 1 sets forth an amended “Item 15. Exhibits and Financial Statement Schedules” in its entirety and includes the new certifications from the Company’s chief executive officer and chief financial officer.

Except as described above, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

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

10.7	Change in Registrant's Certifying Accountant, Letter of KPMG LLP, incorporated herein by reference to Exhibit 16.1 to the Registrant's report on Form 8-K dated June 16, 2015.

10.8s*	Key Executive Change in Control Severance Agreement between Alan Komet and FalconStor Software, Inc., dated October 28, 2015.

21.1	Subsidiaries of Registrant – FalconStor, Inc., FalconStor AC, Inc., FalconStor Software (Korea), Inc.

23.1**	Consent of BDO USA, LLP

23.2**	Consent of KPMG LLP

31.1*	Certification of the Chief Executive Officer

31.2*	Certification of the Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1**	The following financial statements from FalconStor Software, Inc’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBLR (eXtensible Business Reporting Language):

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

*- Filed herewith.
**- Previously filed with the Original Form 10-K, filed February 17, 2016.
s- Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized in Melville, State of New York on March 11, 2016.

FALCONSTOR SOFTWARE, INC.

By:	/s/ Gary Quinn	Date:	March 11, 2016
Gary Quinn, President and Chief Executive Officer of FalconStor Software, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Gary Quinn	March 11, 2016
	Gary Quinn, President and Chief Executive Officer and Director (principal executive officer)	Date

By:	/s/ Louis J. Petrucelly	March 11, 2016
	Louis J. Petrucelly, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date

By:	*	March 11, 2016
	Steven R. Fischer, Director	Date

By:	*	March 11, 2016
	Alan W. Kaufman, Director	Date

By:	*	March 11, 2016
	Irwin Lieber, Director	Date

By:	*	March 11, 2016
	Eli Oxenhorn, Chairman of the Board	Date

By:	*	March 11, 2016
	Barry Rubenstein, Director	Date

By:	*	March 11, 2016
	Martin Hale Jr., Director	Date

By:	*	March 11, 2016
	Michael Kelly, Director	Date

* By /s/ Louis J. Petrucelly
Louis J. Petrucelly, Attorney-in-fact