Form 10-Q
period 2016-03-31
FALCONSTOR SOFTWARE INC
filed 2016-04-28
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
or
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

The number of shares of Common Stock outstanding as of April 27, 2016 was 43,188,374.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,332,909	$6,013,382
Marketable securities	3,090,791	7,420,042
Accounts receivable, net of allowances of $170,263 and $191,285, respectively	5,201,908	6,635,262
Prepaid expenses and other current assets	1,509,641	1,742,668
Inventory	30,029	70,534
Deferred tax assets, net	213,140	205,816
Total current assets	18,378,418	22,087,704
Property and equipment, net of accumulated depreciation of $18,200,935 and $17,947,675, respectively	1,456,242	1,565,932
Deferred tax assets, net	117,067	110,060
Software development costs, net	866,323	1,116,816
Other assets	1,030,568	1,139,377
Goodwill	4,150,339	4,150,339
Other intangible assets, net	235,339	256,137
Total assets	$26,234,296	$30,426,365
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,104,108	$1,005,944
Accrued expenses	5,790,053	6,783,514
Deferred tax liabilities, net	89,491	89,343
Deferred revenue, net	16,747,873	16,553,519
Total current liabilities	23,731,525	24,432,320
Other long-term liabilities	895,208	735,089
Deferred tax liabilities, net	34,054	27,069
Deferred revenue, net	8,993,916	9,122,289
Total liabilities	33,654,703	34,316,767
Commitments and contingencies (Note 12)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $9,000,000	7,982,223	7,818,554
Stockholders' deficit:
Common stock - $.001 par value, 100,000,000 shares authorized, 57,805,087 and 57,194,817 shares issued, respectively and 42,277,017 and 41,666,747 shares outstanding, respectively	57,805	57,195
Additional paid-in capital	168,776,399	167,953,871
Accumulated deficit	(125,280,503)	(120,983,891)
Common stock held in treasury, at cost (15,528,070 and 15,528,070 shares, respectively)	(57,032,917)	(57,032,917)
Accumulated other comprehensive loss, net	(1,923,414)	(1,703,214)
Total stockholders' deficit	(15,402,630)	(11,708,956)
Total liabilities and stockholders' deficit	$26,234,296	$30,426,365

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenue:
Product revenue	$2,280,858	$13,970,367
Support and services revenue	5,151,473	5,969,509
Total revenue	7,432,331	19,939,876
Cost of revenue:
Product	244,273	390,224
Support and service	1,762,220	2,020,018
Total cost of revenue	2,006,493	2,410,242
Gross profit	$5,425,838	$17,529,634
Operating expenses:
Research and development costs	3,656,777	3,205,867
Selling and marketing	4,268,800	5,305,362
General and administrative	1,705,925	2,492,941
Investigation, litigation, and settlement related costs	—	17,028
Restructuring costs	83,984	134,476
Total operating expenses	9,715,486	11,155,674
Operating (loss) income	(4,289,648)	6,373,960
Interest and other income (loss), net	118,183	(464,076)
(Loss) income before income taxes	(4,171,465)	5,909,884
Provision for income taxes	125,147	647,505
Net (loss) income	$(4,296,612)	$5,262,379
Less: Accrual of Series A redeemable convertible preferred stock dividends	192,608	190,786
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	163,669	137,417
Net (loss) income attributable to common stockholders	$(4,652,889)	$4,934,176
Basic net (loss) income per share attributable to common stockholders	$(0.11)	$0.12
Diluted net (loss) income per share attributable to common stockholders	$(0.11)	$0.10
Weighted average basic shares outstanding	41,882,232	40,935,380
Weighted average diluted shares outstanding	41,882,232	51,264,247

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(4,296,612)	$5,262,379
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation	(227,415)	(26,501)
Net unrealized gain on marketable securities	4,039	4,019
Net minimum pension liability	3,176	2,467
Total other comprehensive loss, net of applicable taxes:	(220,200)	(20,015)
Total comprehensive (loss) income	$(4,516,812)	$5,242,364
Less: Accrual of Series A redeemable convertible preferred stock dividends	192,608	190,786
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	163,669	137,417
Total comprehensive (loss) income attributable to common stockholders	$(4,873,089)	$4,914,161

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(4,296,612)	$5,262,379
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	396,871	537,738
Share-based payment compensation	290,286	308,905
Non-cash professional services expenses	700,324	65,901
Restructuring costs	83,984	134,476
Payment of restructuring costs	(54,846)	(181,655)
(Benefit) provision for returns and doubtful accounts	(4,762)	41,598
Deferred income tax provision	6,630	24,609
Changes in operating assets and liabilities:
Accounts receivable	1,389,080	2,357,849
Prepaid expenses and other current assets	260,358	(403,114)
Inventory	40,505	201,394
Other assets	32,679	25,109
Accounts payable	83,243	143,110
Accrued expenses and other long-term liabilities	(850,109)	966,815
Deferred revenue	(73,970)	(9,753,041)
Net cash used in operating activities	(1,996,339)	(267,927)
Cash flows from investing activities:
Sales of marketable securities	4,477,000	8,410,724
Purchases of marketable securities	(150,000)	(8,442,649)
Purchases of property and equipment	(102,266)	(172,694)
Capitalized software development costs	—	(14,100)
Security deposits	78,009	7,988
Purchase of intangible assets	(20,679)	(58,487)
Net cash provided by (used in) investing activities	4,282,064	(269,218)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	31,416
Net cash provided by financing activities	—	31,416
Effect of exchange rate changes on cash and cash equivalents	33,802	(278,011)
Net increase (decrease) in cash and cash equivalents	2,319,527	(783,740)
Cash and cash equivalents, beginning of period	6,013,382	10,873,891
Cash and cash equivalents, end of period	$8,332,909	$10,090,151
Supplemental disclosures:
Cash paid/(refund received) for income taxes, net	$30,568	$(7,488)
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$192,608	$377,690
Series A redeemable convertible preferred stock dividend payment	$188,805	$—
The Company did not pay any interest for the three months ended March 31, 2016 and 2015.
See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

(a)  The Company and Nature of Operations

FalconStor Software, Inc., a Delaware Corporation (the "Company"), is a leading software-defined storage company offering a converged data services software platform that is hardware agnostic. As a global company, our vision is to deliver enterprise class, software-defined, intelligent data services combined with predictive analytics across any primary or secondary storage hardware, in the cloud or on premise. The Company mission is to help IT organizations realize more economic value out of existing environments and any future storage investments while reducing complexity, maximizing flexibility and improving operational efficiency. Our award-winning solutions are available and supported worldwide by OEMs as well as leading service providers, system integrators, resellers and the Company.

The Company currently has a working capital deficiency of $5.4 million, which is inclusive of current deferred revenue of $16.7 million, and a stockholders' deficit and covenants associated with its Series A redeemable convertible preferred stock that are mutually agreed to annually. The Company believes it continues to have sufficient liquidity to meet its operating requirements which includes marketing its new product offering FreeStor, and expanding its existing suite of software offerings. The Company also believes that its covenants are achievable, however, if they are not met, the Series A redeemable convertible preferred stock could be redeemed by the holder.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2016, and the results of its operations for the three months ended March 31, 2016 and 2015. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K").

(e)  Recently Adopted Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (the "FASB") issued new guidance which requires an entity to determine whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The effects of initially adopting the amendments in this update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for the Company was the first quarter of 2016. The adoption of this new accounting guidance by Company did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued new guidance which requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable), and to provide related footnote disclosures in certain circumstances. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, which for the Company is the annual period ending December 31, 2016. The adoption of this new accounting guidance by Company did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

(f)  Recently Issued Accounting Pronouncements

In March 2016, the FASB issued new guidance on accounting for employee share-based payment awards to simplify the accounting related to several aspects of accounting for share-based payment transactions, including income tax consequences of share-based payment transactions, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The new standard is effective for the annual period beginning after December 15, 2016, including interim reporting periods within that period, which for the Company will be the annual period ending December 31, 2017. Early adoption, including adoption in an interim period, is permitted. The standard requires the use of several transition methods including a modified retrospective transition method, retrospective method and prospective method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued new guidance on leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This new guidance will replace existing guidance on leases in accounting principles generally accepted in the United States when it becomes effective. The new standard is effective for the annual period beginning after December 15, 2018, including interim reporting periods within that period, which for the Company will be the annual period ending December 31, 2019. Early application is permitted. The standard requires the use of a modified retrospective transition method; however, certain optional practical expedients may be applied. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. The standard (i) requires an entity to measure equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring an entity to perform a qualitative assessment to identify impairment, (iii) changes certain presentation and disclosure requirements related to financial assets and financial liabilities, and (iv) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which for the Company will be the annual period ending December 31, 2018. Early adoption, including adoption in an interim period, is not permitted except for certain amendments in this update. The Company has not yet adopted this guidance and currently does not expect the adoption of the new guidance by the Company to have a significant impact on the Company's financial results.

In November 2015, the FASB issued new guidance which requires an entity to classify deferred tax liabilities and assets, along with any related valuation allowance, as non-current in its consolidated balance sheet. The amendments in this update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, which for the Company will be the annual period ending December 31, 2017. Early adoption, including adoption in an interim period, is permitted. The Company has not yet adopted this guidance and currently does not expect the adoption of the new guidance by the Company to have a significant impact on the Company's financial results.

In May 2014, the FASB issued new guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance will replace most existing revenue recognition guidance in Generally Accepted Accounting Principles in the United States when it becomes effective. The new standard is effective for the annual period beginning after December 15, 2017, including interim reporting periods within that period, which for the Company will be the annual period ending December 31, 2018. Early application as of January 1, 2017 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial reporting.

(2) Summary of Significant Accounting Policies

The Company's significant accounting policies were described in Note (1) "Summary of Significant Accounting Policies" of the 2015 Form 10-K. There have been no significant changes in the Company's significant accounting policies since December 31, 2015. The Company's revenue recognition accounting policy is included below. For a description of the Company's other significant accounting policies refer to the 2015 Form 10-K.

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

In 2013, the Company entered into a joint development agreement whereby final acceptance of the software delivered under the joint development agreement occurred on November 16, 2014. During 2014, the Company began to recognize the total committed fee as revenue ratably over a twenty-five and a half month period which began on November 16, 2014 and included a contractual twenty-four month maintenance period. During 2015, the customer elected to terminate its maintenance agreement and as such all unrecognized deferred revenue was accelerated and recognized as product revenue during the first quarter of 2015. During the three months ended March 31, 2015, the Company recorded total product revenue of approximately $11.3 million related to this agreement. There was no product revenue recorded during the three months ended March 31, 2016 related to this agreement.

(3) Earnings Per Share

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and the Series A redeemable convertible preferred stock outstanding.

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Stock options and restricted stock	8,163,531	5,308,716
Series A redeemable convertible preferred stock	8,781,516	—
Total anti-dilutive common stock equivalents	16,945,047	5,308,716

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended March 31,
	2016	2015
Numerator
Net (loss) income	$(4,296,612)	$5,262,379
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	192,608	190,786
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	163,669	137,417
Net (loss) income attributable to common stockholders	$(4,652,889)	$4,934,176
Denominator
Weighted average basic shares outstanding	41,882,232	40,935,380
Effect of dilutive securities:
Stock options and restricted stock	—	1,547,351
Series A redeemable convertible preferred stock	—	8,781,516
Weighted average diluted shares outstanding	41,882,232	51,264,247
EPS
Basic net (loss) income per share attributable to common stockholders	$(0.11)	$0.12
Diluted net (loss) income per share attributable to common stockholders	$(0.11)	$0.10

(4) Inventories

At March 31, 2016 and December 31, 2015, inventories are as follows:

	March 31, 2016	December 31, 2015
Finished systems	$30,029	$70,534
Total Inventory	$30,029	$70,534

As of March 31, 2016 and December 31, 2015, the Company had not recorded any reserve for excess and/or obsolete inventories in arriving at the estimated net realizable value of its inventory.

(5) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Property and Equipment:
Gross carrying amount	$19,657,177	$19,513,607
Accumulated depreciation	(18,200,935)	(17,947,675)
Property and Equipment, net	$1,456,242	$1,565,932

For the three months ended March 31, 2016 and 2015, depreciation expense was $224,901 and $371,829, respectively.

(6) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Software development costs:
Gross carrying amount	$2,917,215	$3,037,215
Accumulated amortization	(2,050,892)	(1,920,399)
Software development costs, net	$866,323	$1,116,816

During the three months ended March 31, 2016 and 2015, the Company recorded $130,493 and $130,591, respectively, of amortization expense related to capitalized software costs.

(7) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,630,203	$3,609,524
Accumulated amortization	(3,394,864)	(3,353,387)
Net carrying amount	$235,339	$256,137

For the three months ended March 31, 2016 and 2015, amortization expense was $41,477 and $35,318, respectively.

(8) Share-Based Payment Arrangements

On April 27, 2016, the Company’s stockholders adopted the FalconStor Software, Inc. 2016 Incentive Stock Plan (the "2016 Plan"). The 2016 Plan is administered by the Compensation Committee and provides for the issuance of up to 1,500,000 shares of the Company’s common stock upon the exercise of options or upon the grant of shares with such restrictions as determined by the Compensation Committee to the employees, consultants and non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. Shares of restricted stock have the terms and conditions set by the Board of Directors and are forfeitable until the terms of the grant have been satisfied. The 2016 Plan replaces the Company's 2006 Incentive Stock Plan.
On April 27, 2016, the Company’s stockholders adopted the FalconStor Software, Inc. 2016 Outside Directors Equity Compensation Plan (the “2016 Director Plan”). The 2016 Outside Directors Plan is administered by the Board of Directors and provides for the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of options or upon the grant of shares with such restrictions as determined by the Board of Directors to the non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. Shares of restricted stock have the terms and conditions set by the Board of Directors and are forfeitable until the terms of the grant have been satisfied. The 2016 Director Plan replaces the 2013 Outside Directors Equity Compensation Plan.

The following table summarizes the plans under which the Company was able to grant equity compensation as of March 31, 2016:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares
FalconStor Software, Inc., 2006 Incentive Stock Plan	13,455,546	2,639,109	7,585,720	May 17, 2016
FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	400,000	210,000	133,900	May 9, 2016

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of March 31, 2016:

Name of Plan	Shares Available for Grant	Shares Outstanding

FalconStor Software, Inc., 2000 Stock Option Plan	—	243,911

2004 Outside Directors Stock Option Plan	—	40,000

FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	—	160,000

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Cost of revenue - Product	$—	$—
Cost of revenue - Support and Service	24,771	18,810
Research and development costs	746,162	73,020
Selling and marketing	67,730	88,070
General and administrative	151,947	194,906
	$990,610	$374,806

On March 7, 2016, the Company issued an aggregate of 507,070 shares of the Company's common stock to Cumulus Logic, LLC, as a milestone payment pursuant to the terms of a Software License and Development Agreement between the Company and Cumulus Logic, LLC. The shares have an aggregate value of $765,000 based on the 30 day trading day average of the Company's common stock immediately prior to July 29, 2015, the date that the License and Development Agreement was executed. The Company recognized share-based compensation expense of $699,757 related to this transaction based on the fair value of the common stock on the date of issue of $1.38. This expense was included in "research and development costs" in the accompanying consolidated statements of operations.

On April 1, 2016, the Company issued an aggregate of 591,582 shares of the Company's common stock to Cumulus Logic, LLC, as the final milestone payment pursuant to the terms of a Software License and Development Agreement between the Company and Cumulus Logic, LLC. The shares have an aggregate value of $892,500 based on the 30 day trading day average of the Company's common stock immediately prior to July 29, 2015, the date that the License and Development Agreement was executed. On April 1, 2016, the Company recognized share-based compensation expense of $786,804 related to this transaction based on the fair value of the common stock on the date of issue of $1.33.

(9) Income Taxes

The Company’s provision for income taxes consists of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the three months ended March 31, 2016 and 2015, the Company recorded an income tax provision of $125,147 and $647,505, respectively, consisting primarily of state and local and foreign taxes. The effective tax rate for the three months ended March 31, 2016 and March 31, 2015 was (3.0%) and 11.0%, respectively. The change in the effective tax rate is attributable to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses. As of March 31, 2016, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2016 estimated annual effective tax rate. As of March 31, 2016, the valuation allowance totaled approximately $38.3 million.

The Company’s total unrecognized tax benefits, excluding interest, at both March 31, 2016 and December 31, 2015 were $217,289. At March 31, 2016, $322,103 of unrecognized tax benefits, including interest, if recognized, would reduce the Company’s effective tax rate. As of March 31, 2016 and December 31, 2015, the Company had $104,814 and $100,202, respectively, of accrued interest.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At March 31, 2016 and December 31, 2015, the Level 1 category included money market funds and commercial paper, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At March 31, 2016 and December 31, 2015, the Level 2 category included government securities and corporate debt securities, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At March 31, 2016 and December 31, 2015, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of March 31, 2016 or December 31, 2015.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$3,691,796	$3,691,796	$—	$—
Corporate debt and government securities	1,879,651	—	1,879,651	—
Total cash equivalents	5,571,447	3,691,796	1,879,651	—
Marketable securities:
Corporate debt and government securities	3,090,791	—	3,090,791	—
Total marketable securities	3,090,791	—	3,090,791	—
Derivative liabilities:
Derivative Instruments	133,229	—	—	133,229
Total derivative liabilities	133,229	—	—	133,229

Total assets and liabilities measured at fair value	$8,795,467	$3,691,796	$4,970,442	$133,229

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$2,725,094	$2,725,094	$—	$—
Total cash equivalents	2,725,094	2,725,094	—	—
Marketable securities:
Corporate debt and government securities	7,420,042	—	7,420,042	—
Total marketable securities	7,420,042	—	7,420,042	—
Derivative liabilities:
Derivative Instruments	82,024	—	—	82,024
Total derivative liabilities	82,024	—	—	82,024

Total assets and liabilities measured at fair value	$10,227,160	$2,725,094	$7,420,042	$82,024

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31,
	2016	2015
Beginning Balance	$82,024	$137,171
Total loss (gain) recognized in earnings	51,205	(28,133)
Ending Balance	$133,229	$109,038

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

The cost and fair values of the Company’s available-for-sale marketable securities as of March 31, 2016, are as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Gains
Government securities	$2,551,200	$2,550,589	$611
Corporate debt securities	539,591	539,569	22
Marketable Securities	$3,090,791	$3,090,158	$633

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2015, are as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Losses
Government securities	$6,560,303	$6,562,792	$(2,489)
Corporate debt securities	859,739	860,656	(917)
Marketable Securities	$7,420,042	$7,423,448	$(3,406)

The cost and fair values of available-for-sale securities by contractual maturity as of March 31, 2016, were as follows:

	Fair Value	Cost
Due within one year	$3,090,791	$3,090,158
Due after one year	—	—
	$3,090,791	$3,090,158

(12) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2016 through 2017. The following is a schedule of future minimum lease payments for all operating leases as of March 31, 2016:

2016	$1,552,311
2017	1,592,707
2018	1,361,341
2019	1,402,181
2020	1,444,247
Thereafter	491,020
$7,843,807

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three months ended March 31, 2016, the Company has not incurred any costs related to warranty obligations.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of March 31, 2016, there were no triggering events that would allow the holders of the Series A redeemable convertible preferred stock to require the Company to redeem any of the Series A redeemable convertible preferred stock and the Company does not expect to incur any triggering events in fiscal 2016. As of March 31, 2016, the Company did not fail any financial or non-financial covenants related to the Company's Series A redeemable convertible preferred stock. However, if the Company is unable to maintain compliance with the 2016 covenants, the Company intends to work with the holders of the Series A redeemable convertible preferred stock to obtain waivers for the failed covenants, as necessary.

On July 24, 2015, the Company entered into an Independent Marketing Agreement with RFN Prime Marketing Inc., to provide among other items, certain sales and marketing deliverables to the Company in exchange for up to 2.55 million shares of restricted Company common stock which will be issued based on certain milestone achievements and/or transactions over a twenty-four month period. The restricted Company common stock will be valued as it is earned, and the resulting value will be recorded as an expense in the period in which the performance milestone is met and the stock is earned. As of March 31, 2016, none of the performance milestones have been met, and therefore no restricted Company common stock has been issued.

On July 24, 2015, the Company renewed its Employment Agreement (“Quinn Employment Agreement”) with Gary Quinn. Pursuant to the Quinn Employment Agreement, the Company agreed to continue to employ Mr. Quinn as President and Chief Executive Officer of the Company effective July 24, 2015, at an annual salary of $475,000 per annum, which will automatically renew every twelve (12) months unless either party gives notice to the other that it will not renew at least sixty (60) days prior to the end of the term. Among other items, The Quinn Employment Agreement also provided for the grant of 500,000 restricted shares which vest 50% and 50% based upon the achievement of two predetermined milestones of the Company’s Common Stock closing trading price for ninety (90) consecutive trading days. The 500,000 restricted shares were granted to Mr. Quinn by the Company’s Compensation Committee on July 28, 2015. As of March 31, 2016, neither of the milestones related to this award have been met.

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expects to achieve on a go forward basis (the “2013 Plan”).  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. As of March 31, 2016 the restructuring accrual totaled $761,800. The 2013 Plan was substantially completed by December 31, 2014; however, the Company expects the majority of the remaining accrued severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next three to twenty-four months.

In addition, as of March 31, 2016, our liability for uncertain tax positions totaled $322,103. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

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

If the volume weighted average price of common stock for each trading day of any 60 consecutive trading days exceeds 250% of the conversion price and exceeds 225% of the conversion price through the conversion date, and certain equity conditions are met such that shares of common stock issued upon conversion can be immediately salable by the redeemable convertible preferred stockholders, the Company can convert the redeemable convertible preferred stock up to an amount equal to the greater of 25% of the daily trading volume for the 20 consecutive trading days immediately preceding the conversion date or the amount of an identified bona fide block trade at a price reasonably acceptable to the applicable redeemable convertible preferred stockholder, but which price is not less than the arithmetic average of the weighted average prices of the common stock for the five trading days immediately preceding such sale.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If the Company does not have the funds necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, the Company's failure to redeem the Series A redeemable convertible preferred stock would be considered a “Breach Event” under the agreements with the holders of the Series A redeemable convertible preferred stock. If a Breach Event were to occur and the Company is in default under or has breached any provision in respect of its obligations to redeem the Series A redeemable convertible preferred stock, then, under the agreements with the holders of our Series A redeemable convertible preferred stock, the Company's Board of Directors would automatically be increased, with the holders of the Series A redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the Series A redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A redeemable convertible preferred stock control of the Company. As of March 31, 2016, there were no triggering events that would allow the holders of the Series A redeemable convertible preferred stock to require the Company to redeem any of the Series A redeemable convertible preferred stock and the Company does not expect to incur any triggering events in fiscal 2016. As of March 31, 2016, the Company did not fail any financial or non-financial covenants related to the Company's Series A redeemable convertible preferred stock. However, if the Company is unable to maintain compliance with the 2016 covenants, the Company intends to work with the holders of the Series A redeemable convertible preferred stock to obtain waivers for the failed covenants, as necessary.

Holders of the Series A redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company, at its election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. In January 2016, the Company issued 103,200 shares of the Company's common stock to the holder of the Series A redeemable convertible preferred stock as payment for the fourth quarter 2015 dividend. As of March 31, 2016, the Company's liability for dividends to the holders of the Series A redeemable convertible preferred stock totaled $192,608. The Company intends to pay this dividend through the issuance of its common stock during the second quarter of 2016.

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

The fair value of these derivative instruments and the loss (gain) recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income (loss), net” within the consolidated statement of operations, for the three months ended March 31, 2016 and 2015, are as follows:

	Three Months Ended March 31,
	2016	2015
Beginning Balance	$82,024	$137,171
Total loss (gain) recognized in earnings	51,205	(28,133)
Ending Balance	$133,229	$109,038

At the time of issuance the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A redeemable convertible preferred stock. These costs are being accreted to the Series A redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. The Company included deductions for accretion and accrued dividends as adjustments to net (loss) income attributable to common stockholders on the statement of operations for the three months ended March 31, 2016 and 2015. The following represents a reconciliation of net (loss) income attributable to common stockholders for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net (loss) income	$(4,296,612)	$5,262,379
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	192,608	190,786
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	163,669	137,417
Net (loss) income attributable to common stockholders	$(4,652,889)	$4,934,176

(14) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended March 31, 2016 are as follows:

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2015	$(1,726,994)	$(3,406)	$27,186	$(1,703,214)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(227,415)	4,467	1,973	(220,975)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(428)	1,203	775
Total other comprehensive (loss) income	(227,415)	4,039	3,176	(220,200)
Accumulated other comprehensive (loss) income at March 31, 2016	$(1,954,409)	$633	$30,362	$(1,923,414)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended March 31, 2015 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2014	$(1,536,495)	$(1,408)	$26,613	$(1,511,290)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(26,501)	3,991	811	(21,699)
Amounts reclassified from accumulated other comprehensive (loss) income	—	28	1,656	1,684
Total other comprehensive (loss) income	(26,501)	4,019	2,467	(20,015)
Accumulated other comprehensive (loss) income at March 31, 2015	$(1,562,996)	$2,611	$29,080	$(1,531,305)

For the three months ended March 31, 2016 and 2015, the amounts reclassified to net loss related to the Company’s defined benefit plan and maturity of marketable securities. These amounts are included within “Operating (loss) income” within the condensed consolidated statements of operations.

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

During the three months ended March 31, 2016 and 2015, the Company did not repurchase any shares of its common stock. As of March 31, 2016, the Company had the authorization to repurchase 4,907,839 shares of its common stock based upon its judgment and market conditions.

Independent Marketing Agreement

On July 24, 2015, the Company entered into an Independent Marketing Agreement with RFN Prime Marketing Inc., to provide among other items, certain sales and marketing deliverables to the Company in exchange for up to 2.55 million shares of restricted Company common stock which will be issued based on certain milestone achievements and/or transactions over a twenty-four month period. The restricted Company common stock will be valued as it is earned, and the resulting value will be recorded as an expense in the period in which the performance milestone is met and the stock is earned. As of March 31, 2016, none of the performance milestones have been met, and therefore no restricted Company common stock has been issued.

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

(17) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three months ended March 31, 2016 and 2015, and the location of long-lived assets as of March 31, 2016 and December 31, 2015, are summarized as follows:

	Three Months Ended March 31,
	2016	2015
Revenue:
Americas	$2,385,725	$14,400,519
Asia Pacific	2,737,193	2,680,316
Europe, Middle East, Africa and Other	2,309,413	2,859,041
Total Revenue	$7,432,331	$19,939,876

	March 31, 2016	December 31, 2015
Long-lived assets:
Americas	$7,084,072	$7,519,787
Asia Pacific	643,256	650,633
Europe, Middle East, Africa and Other	128,550	168,241
Total long-lived assets	$7,855,878	$8,338,661

For the three months ended March 31, 2016, the Company had one customer that accounted for 11% of total revenue. For the three months ended March 31, 2015, the Company had one customer that accounted for 56% of total revenue. This revenue related to our joint development agreement with Violin Memory, Inc., and did not repeat in 2016.

As of March 31, 2016, the Company had two customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2015, the Company had two customers that accounted for 10% or more of the gross accounts receivable balance.

(18) Restructuring Costs

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. In the third quarter of 2013, the Company adopted the 2013 Plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expects to achieve on a go forward basis.  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. The 2013 Plan was substantially completed by December 31, 2014; however, we expect the majority of the severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next three to twenty-four months. The following table summarizes the activity related to restructuring liabilities recorded in connection with the 2013 Plan:

	Severance related costs	Facility and other costs	Total
Original charge	$3,179,131	$426,889	$3,606,020
Utilized/Paid	(2,067,554)	(231,973)	(2,299,527)
Balance at December 31, 2013	$1,111,577	$194,916	$1,306,493
Provisions/Additions	365,174	770,136	1,135,310
Utilized/Paid	(653,325)	(759,563)	(1,412,888)
Balance at December 31, 2014	$823,426	$205,489	$1,028,915
Provisions/Additions	55,527	117,468	172,995
Utilized/Paid	(161,313)	(307,935)	(469,248)
Balance at December 31, 2015	$717,640	$15,022	$732,662
Provisions/Additions	76,030	7,954	83,984
Utilized/Paid	(36,531)	(18,315)	(54,846)
Balance at March 31, 2016	$757,139	$4,661	$761,800

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

OVERVIEW

During the first quarter of 2016, we enhanced our FreeStor® product, a converged, hardware-agnostic, software-defined storage (SDS) and data services platform, with end-to-end intelligent predictive analytics which will offer insight across heterogeneous storage environments. FreeStor is a software-defined storage platform that gives customers the power to seamlessly migrate, recover, protect and deduplicate data - on or off the cloud - without tying their business to specific hardware, networks or protocols. FreeStor’s Intelligent Abstraction® Layer enables the free flow of data and common services between the front end and back end, regardless of environment or location. Intelligent Abstraction virtualizes both existing and future storage for a more efficient and consolidated storage infrastructure. Unlike array-based analytics, FreeStor’s new Intelligent Predictive Analytics provides real-time and historical analytics across heterogeneous storage systems to better manage capacity, performance, and availability.  By combining Intelligent Abstraction with Predictive Analytics, users are able to take intelligent action based on real-time information to optimize and maintain their storage environment from a single pane of glass regardless of storage vendor or location. FreeStor addresses heterogeneous storage portfolios, all-flash array and hybrid flash array hardware manufacturers which do not have a software stack or do not have an enterprise-ready software stack, and solutions for managed service providers. FreeStor provides management, monitoring, reporting and provisioning through a web browser, tablet or smartphone which gives end-users or storage administrators the ability to be completely mobile when managing their virtual storage portfolio.

Since the introduction and release of FreeStor in mid-2015, FreeStor has won six SDS product-of-the-year awards at various leading industry publications, including three publications servicing the Asia markets and two publications servicing the European marketplace and one publication in the Americas. During the first quarter of 2016, we exceeded our FreeStor bookings from all of 2015, as the platform continues to gain market acceptance and awareness. We believe these awards and bookings achievements validate FreeStor as a leader within the newly emerging SDS marketplace in such a short period of time.

Since our inception as a Company through the third quarter of 2013, we used the “up front” revenue model for revenue from nearly all sales of product licenses and hardware. Since then, we have offered more flexibility in licensing and payment structures, and as a result the product revenue for some transactions are being recognized ratably over the contractual maintenance term. We expect to continue this flexibility going forward, and also expect that the number of transactions with flexible sales terms will increase over time, which could result in variable periods for recognizing the revenue. Furthermore, our FreeStor platform is primarily sold on a subscription based offering with revenue recognition recorded over the term of the subscription. Our support and maintenance revenue has always been recognized ratably over the term of the support and maintenance agreement and this has not changed. Our professional services revenue will continue to be recognized upon delivery of the professional services unless it is sold as part of a bundled arrangement for which we have not established fair value for all undelivered elements which would require the revenue from the entire arrangement be recognized over the maintenance period.

One consequence of offering the flexibility in licensing, payment structures and subscription based offerings, which result in ratable revenue recognition, is that our GAAP revenue will be dependent on the volume of ratable and/or subscription sales from period-to-period. Some transactions that would have been recognized into revenue in one period, will now be recognized over a longer period of time. For this reason, we look to our quarterly and our annual bookings, rather than to our quarterly and our annual revenue numbers, to gauge our progress.

We believe that the flexibility in licensing, payment structures and subscription based offerings has made and will continue to make us more competitive in the marketplace by allowing us more flexibility to work with end users to design licensing and payment terms that meet their needs.

For the first quarter of 2016, GAAP revenue totaled $7.4 million, compared with $19.9 million in the first quarter of 2015. This decrease was mainly attributable to $11.3 million of revenue recorded for the three months ended March 31, 2015 from a joint development agreement which did not repeat in 2016. Excluding revenue from the joint development agreement, GAAP revenue for the three months ended March 31, 2016 decreased 14% to $7.4 million, compared with $8.7 million for the three months ended March 31, 2015.

Bookings for the first quarter of 2016 totaled $7.4 million, compared with $11.7 million in the first quarter of 2015 and $10.0 million in the fourth quarter of 2015. The decline in our bookings and related GAAP revenue was primarily related to declines in bookings from our traditional product lines. While we are pleased that the bookings for FreeStor during the three months ended March 31, 2016 exceeded our FreeStor bookings from all of 2015, as this platform continues to gain market acceptance and adoption, the bookings associated with our FreeStor platform failed to make up for declines in our traditional product lines.

Excluding revenue from the joint development agreement, product revenue from our OEM partners was flat, while product revenue from our non-OEM partners decreased $0.5 million. We had one customer which accounted for more than 10% of our total GAAP revenue; Hitachi Data Systems which accounted for 11% of our total revenue in the first quarter of 2016.

Deferred revenue as of March 31, 2016 totaled $25.7 million, which decreased 3% compared with March 31, 2015, and remained consistent with December 31, 2015.

Support and services revenue decreased 14% from $6.0 million for the three months ended March 31, 2015 to $5.2 million for the three months ended March 31, 2016.

Overall, our operating expenses decreased 13% or $1.4 million to $9.7 million for the three months ended March 31, 2016 from $11.2 million in the same period in 2015. Included in our operating results for the three months ended March 31, 2016 and 2015 was $1.0 million and $0.4 million of share-based compensation expense, respectively, and $0.1 million in both periods related to our restructuring expenses.

Net loss for the three months ended March 31, 2016 was $4.3 million, compared with net income of $5.3 million for the three months ended March 31, 2015. Excluding the impact of $11.3 million of revenue recognized from a joint-development agreement during the first quarter of 2015, net loss for the three months ended March 31, 2015 totaled $6.0 million.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2015.

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. Product revenue consists of both integrated solutions and stand-alone software revenue. Support and services revenue consists of both maintenance revenue and professional services revenue.

Total revenue for the three months ended March 31, 2016 decreased 63% to $7.4 million, compared with $19.9 million for the three months ended March 31, 2015. This decrease was mainly attributable to $11.3 million of revenue recorded for the three months ended March 31, 2015 from a joint development agreement which did not repeat in 2016. Excluding revenue from the joint development agreement, revenue for the three months ended March 31, 2016 decreased 14% to $7.4 million, compared with $8.7 million for the three months ended March 31, 2015. Our cost of revenue decreased 17% to $2.0 million for the three months ended March 31, 2016, compared with $2.4 million for the three months ended March 31, 2015. Our operating expenses decreased 13% to $9.7 million for the three months ended March 31, 2016, compared with $11.2 million for the three months ended March 31, 2015. Included in the operating results for the three months ended March 31, 2016 and 2015 was $1.0 million and $0.4 million of share-based compensation expense, respectively. Net loss for the three months ended March 31, 2016 was $4.3 million, compared with net income of $5.3 million for the three months ended March 31, 2015. Net loss attributable to common stockholders, which includes the effects of Series A redeemable convertible preferred stock dividends and accretion of the discounts related to the issuance of the Series A redeemable convertible preferred stock, was $4.7 million for the three months ended March 31, 2016, compared with income of $4.9 million for the three months ended March 31, 2015.

Overall, our total operating expenses decreased $1.4 million, or 13%, to $9.7 million for the three months ended March 31, 2016, compared with $11.2 million for the same period in 2015. This decrease was primarily attributable to our tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 224 employees as of March 31, 2016, compared with 254 employees as of March 31, 2015. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing.

Revenue

	Three Months Ended March 31,
	2016	2015
Revenue:
Product revenue	$2,280,858	$13,970,367
Support and services revenue	5,151,473	5,969,509
Total Revenue	$7,432,331	$19,939,876
Year-over-year percentage change
Product revenue	(84)%	181%
Support and services revenue	(14)%	(15)%
Total percentage change	(63)%	66%

Product revenue

Product revenue is comprised of sales of both licenses for our software solutions and sales of the platforms on which the software is installed. This includes stand-alone software applications and software integrated with industry standard hardware, sold as one complete integrated solution or sold on a subscription or consumption basis. The products are sold through our OEMs, and through (i) value-added resellers, (ii) distributors, and/or (iii) directly to end-users (collectively “non-OEMs”). These revenues are recognized when all the applicable criteria under accounting principles generally accepted in the United States are met.

Product revenue decreased 84% from $14.0 million for the three months ended March 31, 2015, to $2.3 million for the three months ended March 31, 2016. This decrease was mainly attributable to $11.3 million of product revenue recorded for the three months ended March 31, 2015 from a joint development agreement which did not repeat in 2016. Excluding product revenue from the joint development agreement, product revenue for the three months ended March 31, 2016 decreased 15% to $2.3 million, compared with $2.7 million for the three months ended March 31, 2015. These amounts are net of a sales return benefit of less than $0.1 million recognized during the three months ended March 31, 2016, resulting from the impact of our collection efforts of previously reserved accounts receivable and a sales return expense of less than $0.1 million recognized during the same period in 2015. Product revenue represented 31% and 70% of our total revenue for the three months ended March 31, 2016 and 2015, respectively.

Excluding the joint development agreement revenue, product revenue from our OEM partners was flat, while product revenue from our non-OEM partners decreased $0.5 million for the three months ended March 31, 2016, compared with the same period in 2015. The decline in product revenue from our non-OEM channel was primarily due to, (i) a decrease in the volume of sales from our legacy product line(s) as partners and customers evaluate and plan for the transition to our re-architectured version 8.0 suite of products and the recently released FreeStor platform, (ii) challenges in obtaining new customers, and (iii) the mix of deals where revenue is recognized ratably over the term of the associated maintenance agreement, rather than upon transaction completion and product delivery. Product revenue from our non-OEM partners represented 77% and 16% of our total product revenue for the three months ended March 31, 2016 and 2015, respectively. Product revenue from our OEM partners represented 23% and 84% of our total product revenue for the three months ended March 31, 2016 and 2015, respectively. Excluding the joint development agreement product revenue, our non-OEM partners and OEM partners represented 80% and 20%, respectively, of our total product revenue for the three months ended March 31, 2015.

We continue to invest in our product portfolio by refreshing our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenue derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed or over the contractual term if vendor-specific objective evidence ("VSOE") does not exist for all undelivered elements. Engineering services are recognized upon customer acceptance or over the remaining contract term if VSOE does not exist for the remaining deliverables upon acceptance. Support and services revenue decreased 14% from $6.0 million for the three months ended March 31, 2015 to $5.2 million for the three months ended March 31, 2016. The decrease in support and services revenue was attributable to a decrease in both maintenance and technical support services revenue and professional services revenue.

Maintenance and technical support services revenue decreased from $5.8 million for the three months ended March 31, 2015 to $5.0 million for the three months ended March 31, 2016. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended March 31, 2016, the decline in maintenance and technical support services revenue was primarily attributable to a decrease of $0.8 million in maintenance revenue from our non-OEM partners primarily driven by the softness in our legacy product portfolio sales over the past twelve months.

Professional services revenue decreased $0.1 million, to $0.1 million for the three months ended March 31, 2016, compared with $0.2 million for the same period in 2015. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue

	Three Months Ended March 31,
	2016	2015
Cost of revenue:
Product	$244,273	$390,224
Support and service	1,762,220	2,020,018
Total cost of revenue	$2,006,493	$2,410,242
Total Gross Profit	$5,425,838	$17,529,634
Gross Margin:
Product	89%	97%
Support and service	66%	66%
Total gross margin	73%	88%

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

Cost of product revenue for the three months ended March 31, 2016 decreased $0.1 million, or 37%, to $0.2 million, compared with $0.4 million for the same period in 2015. Product gross margin decreased to 89% for the three months ended March 31, 2016, compared with 97% for the same period in 2015. The decrease in product gross margin was primarily attributable to the product revenue recorded in 2015 from a joint development agreement. Excluding the joint development agreement revenue, product gross margin increased to 89% for the three months ended March 31, 2016, compared with 86% for the three months ended March 31, 2015. The increase in product gross margin was primarily attributable to an increase in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the same period in 2015. Our cost of support and service revenue for the three months ended March 31, 2016 decreased $0.3 million, or 13%, to $1.8 million, compared with $2.0 million for the same period in 2015. Support and service gross margin remained consistent at 66% for both the three months ended March 31, 2016 and 2015.

Total gross profit decreased $12.1 million, or 69%, to $5.4 million for the three months ended March 31, 2016 from $17.5 million for the same period in 2015. Total gross margin decreased to 73% for the three months ended March 31, 2016, from 88% for the same period in 2015. Excluding the joint development agreement revenue, total gross margin increased to 73% for the three months ended March 31, 2016, from 72% for the same period in 2015. The increase in our total gross margin was primarily due to the decrease in cost of revenue and the mix of sales. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs increased $0.5 million, or 14%, to $3.7 million for the three months ended March 31, 2016, from $3.2 million in the same period in 2015. The increase in research and development costs was primarily related to costs associated with our exclusive source code license and development agreement we entered into during 2015 as we continue to re-invest in research and development by adding new and innovative functionalities to our product portfolio, which totaled approximately $1.2 million ($0.7 million of which was included in stock compensation expenses as discussed below). We expect to continue to incur additional costs associated with our exclusive source code license and development agreement over the next three months as part of our investment strategy. This increase was partly offset by a decrease in personnel related costs during the first quarter of 2016 as compared with the same period in 2015, as a result of the on-going new product development that began in 2015. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs was $0.7 million and $0.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively. Included in share-based compensation expense for the three months ended March 31, 2016 was $0.7 million related to costs associated with our exclusive source code license and development agreement which were paid through the issuance of our common stock.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $1.0 million, or 20%, to $4.3 million for the three months ended March 31, 2016, from $5.3 million for the same period in 2015. The decrease in selling and marketing expenses was primarily attributable to a decrease in professional fees of $0.8 million primarily related to an investment made in 2014 to penetrate certain market verticals under a one-year arrangement, which ended at March 31, 2015. In addition, the decrease is attributable to a decrease in personnel related costs as well as a decrease in our sales and marketing headcount as we continue to define our optimized go-to-market coverage models around the world. Share-based compensation expense included in selling and marketing was $0.1 million for each of the three months ended March 31, 2016 and March 31, 2015.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses decreased $0.8 million or 32%, to $1.7 million for the three months ended March 31, 2016, from $2.5 million for the same period in 2015. The decrease in general and administrative expenses was primarily attributable to a decrease in personnel related costs including severance expense recorded in the prior year related to our Former Executive Vice President, General Counsel and Secretary who resigned from all his positions at the Company during the first quarter of 2015. Share-based compensation expense included in general and administrative expenses was $0.2 million for each of the three months ended March 31, 2016 and March 31, 2015.

Investigation, Litigation and Settlement Related Costs

During the three months ended March 31, 2016, we did not incur any investigation, litigation, and settlement related costs. During the three months ended March 31, 2015, our investigation, litigation, and settlement related costs totaled less than $0.1 million.

Restructuring costs

From time to time, we have undertaken restructuring and expense control measures to support our business performance and to align our cost structure with our resources. In the third quarter of 2013, we adopted a restructuring plan intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis. In connection with the 2013 Plan, we eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. Restructuring costs incurred during the three months ended March 31, 2016 and 2015, under the 2013 Plan were less than $0.1 million and $0.1 million, respectively. For further information, refer to Note (18) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other Income (Loss), net

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of March 31, 2016, our cash, cash equivalents, and marketable securities totaled $11.4 million, compared with $21.0 million as of March 31, 2015. Interest and other income (loss), net, increased $0.6 million to income of $0.1 million for the three months ended March 31, 2016, compared with a loss of $0.5 million for the same period in 2015. The change in interest and other income (loss), net, was primarily due to foreign currency gains of $0.1 million recorded during the three months ended March 31, 2016, compared with foreign currency losses of $0.5 million for the same period in 2015.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For the three months ended March 31, 2016 and 2015, the Company recorded an income provision of $0.1 million and $0.6 million, respectively, consisting primarily of federal, state and local and foreign taxes. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the three months ended March 31, 2016, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2016 estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
	2016	2015
Cash (used in) provided by:
Operating activities	$(1,996,339)	$(267,927)
Investing activities	4,282,064	(269,218)
Financing activities	—	31,416
Effect of exchange rate changes	33,802	(278,011)
Net increase (decrease) in cash and cash equivalents	$2,319,527	$(783,740)

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities balances generated from operating, investing and financing activities. Our cash and cash equivalents and marketable securities balance as of March 31, 2016 totaled $11.4 million, compared with $13.4 million as of December 31, 2015. Cash and cash equivalents totaled $8.3 million and marketable securities totaled $3.1 million at March 31, 2016. Cash and cash equivalents totaled $6.0 million and marketable securities totaled $7.4 million at December 31, 2015.

Our current assets exceeded our current liabilities, excluding deferred revenue, by $11.4 million as of March 31, 2016. While we currently have a working capital deficiency and a stockholders' deficit (which is primarily due to our current deferred revenue balance of $16.7 million) we believe we continue to have sufficient liquidity to meet our operating requirements which includes marketing our new product offering FreeStor, and expanding our existing suite of software offerings. While there can be no assurance, we believe this marketing and expansion should result in the growth of our customer base and drive increased revenue streams.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require us to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require us to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of March 31, 2016, there were no triggering events that would allow the holders of the Series A redeemable convertible preferred stock to require us to redeem any of the Series A redeemable convertible preferred stock and we do not expect to incur any triggering events in fiscal 2016. As of March 31, 2016, we did not fail any financial or non-financial covenants related to our Series A redeemable convertible preferred stock. However, if we are unable maintain compliance with the 2016 covenants, we intend to work with the holders of the Series A redeemable convertible preferred stock to obtain waivers for the failed covenants, as necessary.

Holders of the Series A redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if we will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, we, at our election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. In January 2016, we issued 103,200 shares of our common stock to the holder of the Series A redeemable convertible preferred stock as payment for the fourth quarter 2015 dividend. As of March 31, 2016, our liability for dividends to the holders of the Series A redeemable convertible preferred stock totaled $0.2 million. We intend to pay this dividend through the issuance of our common stock during the second quarter of 2016.

Net cash used in operating activities was $2.0 million for the three months ended March 31, 2016, compared with $0.3 million for the three months ended March 31, 2015. The increase in net cash used in operating activities during the three months ended March 31, 2016, compared with the same period in 2015, was primarily due to a decrease in bookings as well as adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash provided by investing activities was $4.3 million for the three months ended March 31, 2016, compared with cash used in investing activities of $0.3 million for the three months ended March 31, 2015. Included in investing activities for the three months ended March 31, 2016 and March 31, 2015, are the sales and purchases of our marketable securities, purchases of property and equipment, capitalized software development costs, cash received for security deposits and purchases of intangible assets. Net sales of marketable securities for the three months ended March 31, 2016 was $4.3 million as compared with net purchases of marketable securities of less than $0.1 million for the three months ended March 31, 2015. The cash used to purchase property and equipment was $0.1 million and $0.2 million for the three months ended March 31, 2016 and 2015, respectively. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

There were no cash financing activities during the three months ended March 31, 2016. Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2015 and related to proceeds received from the exercise of stock options for the three months ended March 31, 2015.

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

In addition, as of March 31, 2016, our liability for uncertain tax positions totaled $0.3 million. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

We believe that our current balance of cash, cash equivalents and marketable securities, and expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note (1), "Summary of Significant Accounting Policies" of our 2015 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2015 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2015.

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks.

Our cash, cash equivalents and marketable securities aggregated $11.4 million as of March 31, 2016. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short to intermediate-term fixed income securities and AAA-rated money market funds and commercial paper. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that approximately 55% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at March 31, 2016.

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended March 31, 2016 and 2015, approximately 68% and 28% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at March 31, 2016, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.5 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2015. The information below sets forth additional risk factors or risk factors that have had material changes since the 2015 10-K, and should be read in conjunction with Item 1A of the 2015 10-K.

We recently released our latest version of CDP/NSS, version 8.0 and our new FreeStor® platform. Our future business, financial and operating results are substantially dependent on the market acceptance of both of these products.

On February 18, 2015, we released the latest version of our CDP/NSS product, CDP/NSS 8.0 and on May 6, 2015 we released our new FreeStor platform. We have spent considerable resources, both financially and in our research and development efforts, developing CDP/NSS 8.0 and FreeStor. In addition, while bookings for FreeStor during the three months ended March 31, 2016 exceeded the bookings for this product for all of 2015, the bookings associated with our FreeStor platform failed to make up for declines in our traditional product lines. We currently do not have any other products in our pipeline with the same expectations or which we believe have the same potential for market acceptance as CDP/NSS 8.0 and FreeStor. If (i) either CDP/NSS 8.0 or FreeStor do not gain market acceptance, (ii) sales of either CDP/NSS 8.0 or FreeStor are significantly below our expectations, or (iii) the ongoing future feature/functionality sets of both products are delayed, our results may suffer and it could have a material adverse effect on our business, financial condition and operating results.

We are dependent on a significant customer.

For the three months ended March 31, 2016 we had one customer, Hitachi Data Systems, which accounted for 11% of our total revenue. The loss of this customer, or a significant reduction in revenue from this customer, could have a material adverse effect on our results of operations.

A significant portion of our receivables is concentrated with two customers.

As of March 31, 2016, both Hitachi Data Systems and RD Data Technology Limited accounts receivable balances were individually greater than 10% of our gross accounts receivable balance. We currently have no reason to expect that either customer will fail to pay the amounts invoiced, nor do we have any history of non-payment with these customers, but the concentration of these receivables means that any failure by these customers to pay us all or a significant portion of these receivables would have a material impact on us.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 5.  Other Information

Submission of Matters to a Vote of Security Holders
On Wednesday, April 27, 2016, FalconStor Software, Inc. (the “Company”, "we", "our") held its annual meeting of stockholders for the purposes of voting on the matters disclosed in its definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 18, 2016. As of the Record Date of March 1, 2016, there were 41,769,947 shares of Common Stock $.001 par value (the “Common Stock”) outstanding and entitled to notice of and to vote at the annual meeting as well as an additional 7,317,073 shares that could vote pursuant to the terms of the Company’s outstanding Series A redeemable convertible preferred Stock. The final voting for the matters submitted to a vote of stockholders is as follows:

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

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Gary Quinn	28,138,619	1,201,892	11,509,137
Barry Rubenstein	28,216,434	1,124,077	11,509,137

Proposal No. 2 - FalconStor Software, Inc., 2016 Incentive Stock Plan

The proposal for the approval of the FalconStor Software, Inc., 2016 Incentive Stock Plan was approved by a majority of the votes cast as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
22,261,276	7,057,334	21,901	11,509,137

Proposal No. 3 - FalconStor Software, Inc., 2016 Outside Directors Equity Compensation Plan

The proposal for the approval of the FalconStor Software, Inc., 2016 Outside Directors Equity Compensation Plan was approved by a majority of the votes cast as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
25,751,665	3,527,005	61,841	11,509,137
Proposal No. 4 - Independent Registered Public Accounting Firm

The proposal for the ratification of the selection of BDO USA, LLP as the Company's independent registered public accountants for the year ending December 31, 2016 was approved by a majority of the votes cast as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
40,564,514	271,006	14,128	0

Item 6.     Exhibits

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – March 31, 2016 and December 31, 2015.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three Months Ended March 31, 2016 and 2015.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive (Loss) Income – Three Months Ended March 31, 2016 and 2015.

(iv)	unaudited Condensed Consolidated Statement of Cash Flows – Three Months Ended March 31, 2016 and 2015.

(v)	Notes to unaudited Condensed Consolidated Financial Statements – March 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Louis J. Petrucelly
Louis J. Petrucelly
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Gary Quinn
Gary Quinn
President & Chief Executive Officer
April 28, 2016	(principal executive officer)