Form 10-Q
period 2016-06-30
FALCONSTOR SOFTWARE INC
filed 2016-07-28
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or
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

The number of shares of Common Stock outstanding as of July 27, 2016 was 43,369,611.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,925,334	$6,013,382
Marketable securities	1,500,235	7,420,042
Accounts receivable, net of allowances of $239,077 and $191,285, respectively	4,641,500	6,635,262
Prepaid expenses and other current assets	1,396,389	1,742,668
Inventory	6,181	70,534
Deferred tax assets, net	526,391	205,816
Total current assets	15,996,030	22,087,704
Property and equipment, net of accumulated depreciation of $18,368,187 and $17,947,675, respectively	1,257,917	1,565,932
Deferred tax assets, net	127,015	110,060
Software development costs, net	736,453	1,116,816
Other assets	1,045,956	1,139,377
Goodwill	4,150,339	4,150,339
Other intangible assets, net	235,408	256,137
Total assets	$23,549,118	$30,426,365
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$973,739	$1,005,944
Accrued expenses	6,186,181	6,783,514
Deferred tax liabilities, net	89,474	89,343
Deferred revenue, net	15,969,741	16,553,519
Total current liabilities	23,219,135	24,432,320
Other long-term liabilities	991,781	735,089
Deferred tax liabilities, net	40,637	27,069
Deferred revenue, net	9,462,032	9,122,289
Total liabilities	33,713,585	34,316,767
Commitments and contingencies (Note 12)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $9,000,000	8,153,204	7,818,554
Stockholders' deficit:
Common stock - $.001 par value, 100,000,000 shares authorized, 58,860,181 and 57,194,817 shares issued, respectively and 43,332,111 and 41,666,747 shares outstanding, respectively	58,860	57,195
Additional paid-in capital	169,728,951	167,953,871
Accumulated deficit	(128,815,385)	(120,983,891)
Common stock held in treasury, at cost (15,528,070 and 15,528,070 shares, respectively)	(57,032,917)	(57,032,917)
Accumulated other comprehensive loss, net	(2,257,180)	(1,703,214)
Total stockholders' deficit	(18,317,671)	(11,708,956)
Total liabilities and stockholders' deficit	$23,549,118	$30,426,365

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Product revenue	$2,939,594	$3,650,504	$5,220,452	$17,620,871
Support and services revenue	5,128,357	5,902,085	10,279,830	11,871,594
Total revenue	8,067,951	9,552,589	15,500,282	29,492,465
Cost of revenue:
Product	319,974	718,057	564,247	1,108,281
Support and service	1,999,125	1,940,729	3,761,345	3,960,747
Total cost of revenue	2,319,099	2,658,786	4,325,592	5,069,028
Gross profit	$5,748,852	$6,893,803	$11,174,690	$24,423,437
Operating expenses:
Research and development costs	3,304,079	3,067,732	6,960,856	6,273,599
Selling and marketing	4,124,350	4,371,513	8,393,150	9,676,875
General and administrative	1,833,479	2,583,893	3,539,404	5,076,834
Investigation, litigation, and settlement related (benefits) costs	—	(8,186)	—	8,842
Restructuring costs	93,405	23,495	177,389	157,971
Total operating expenses	9,355,313	10,038,447	19,070,799	21,194,121
Operating (loss) income	(3,606,461)	(3,144,644)	(7,896,109)	3,229,316
Interest and other income (loss), net	237,251	98,411	355,434	(365,665)
(Loss) income before income taxes	(3,369,210)	(3,046,233)	(7,540,675)	2,863,651
Provision (benefit) for income taxes	165,672	(378,049)	290,819	269,456
Net (loss) income	$(3,534,882)	$(2,668,184)	$(7,831,494)	$2,594,195
Less: Accrual of Series A redeemable convertible preferred stock dividends	195,366	186,904	387,974	377,690
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	170,981	143,557	334,650	280,974
Net (loss) income attributable to common stockholders	$(3,901,229)	$(2,998,645)	$(8,554,118)	$1,935,531
Basic net (loss) income per share attributable to common stockholders	$(0.09)	$(0.07)	$(0.20)	$0.05
Diluted net (loss) income per share attributable to common stockholders	$(0.09)	$(0.07)	$(0.20)	$0.05
Weighted average basic shares outstanding	43,159,285	40,964,160	42,521,018	40,949,849
Weighted average diluted shares outstanding	43,159,285	40,964,160	42,521,018	42,492,677

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(3,534,882)	$(2,668,184)	$(7,831,494)	$2,594,195
Other comprehensive (loss) income, net of applicable taxes:
Foreign currency translation	(334,161)	(4,477)	(561,576)	(30,978)
Net unrealized (loss) gain on marketable securities	(283)	657	3,756	4,676
Net minimum pension liability	678	3,341	3,854	5,808
Total other comprehensive loss, net of applicable taxes:	(333,766)	(479)	(553,966)	(20,494)
Total comprehensive (loss) income	$(3,868,648)	$(2,668,663)	$(8,385,460)	$2,573,701
Less: Accrual of Series A redeemable convertible preferred stock dividends	195,366	186,904	387,974	377,690
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	170,981	143,557	334,650	280,974
Total comprehensive (loss) income attributable to common stockholders	$(4,234,995)	$(2,999,124)	$(9,108,084)	$1,915,037

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(7,831,494)	$2,594,195
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	747,974	1,058,581
Share-based payment compensation	637,231	731,584
Non-cash professional services expenses	1,480,725	69,190
Restructuring costs	177,389	157,971
Payment of restructuring costs	(59,510)	(422,868)
Loss on disposal of fixed assets	—	13,185
Provision for returns and doubtful accounts	61,068	17,808
Deferred income tax provision	(265,756)	32,898
Changes in operating assets and liabilities:
Accounts receivable	1,787,845	2,655,194
Prepaid expenses and other current assets	377,103	(176,307)
Inventory	64,353	202,257
Other assets	23,429	41,492
Accounts payable	(42,587)	(100,169)
Accrued expenses and other long-term liabilities	(407,633)	1,472,222
Deferred revenue	(541,348)	(9,994,575)
Net cash used in operating activities	(3,791,211)	(1,647,342)
Cash flows from investing activities:
Sales of marketable securities	6,066,000	6,328,000
Purchases of marketable securities	(150,000)	(6,041,913)
Purchases of property and equipment	(110,421)	(505,357)
Capitalized software development costs	—	(14,100)
Security deposits	82,311	166,003
Purchase of intangible assets	(61,506)	(139,989)
Net cash provided by (used in) investing activities	5,826,384	(207,356)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	42,412
Repurchase of common stock	—	(137,859)
Dividends paid on Series A redeemable convertible preferred stock	—	(377,690)
Net cash used in financing activities	—	(473,137)
Effect of exchange rate changes on cash and cash equivalents	(123,221)	(238,507)
Net increase (decrease) in cash and cash equivalents	1,911,952	(2,566,342)
Cash and cash equivalents, beginning of period	6,013,382	10,873,891
Cash and cash equivalents, end of period	$7,925,334	$8,307,549
Supplemental disclosures:
Cash paid for income taxes, net	$443,908	$98,653
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$195,366	$186,904
Series A redeemable convertible preferred stock dividend payment	$381,413	$—
The Company did not pay any interest for the six months ended June 30, 2016 and 2015.
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

The Company currently has a working capital deficiency of $7.2 million, which is inclusive of current deferred revenue of $16.0 million, and a stockholders' deficit and covenants associated with its Series A redeemable convertible preferred stock that are mutually agreed to annually. The Company believes it continues to have sufficient liquidity to meet its operating requirements which includes marketing its new product offering FreeStor, and expanding its existing suite of software offerings. The Company also believes that its covenants are achievable, however, if they are not met, the Series A redeemable convertible preferred stock could be redeemed by the holder.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2016, and the results of its operations for the three and six months ended June 30, 2016 and 2015. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K").

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

In 2013, the Company entered into a joint development agreement whereby final acceptance of the software delivered under the joint development agreement occurred on November 16, 2014. During 2014, the Company began to recognize the total committed fee as revenue ratably over a twenty-five and a half month period which began on November 16, 2014 and included a contractual twenty-four month maintenance period. During 2015, the customer elected to terminate its maintenance agreement and as such all unrecognized deferred revenue was accelerated and recognized as product revenue during the first quarter of 2015. During the six months ended June 30, 2015, the Company recorded total product revenue of approximately $11.3 million related to this agreement. There was no product revenue recorded during the six months ended June 30, 2016 related to this agreement.

(3) Earnings Per Share

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and the Series A redeemable convertible preferred stock outstanding.

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options and restricted stock	7,692,595	8,047,333	7,692,595	5,007,276
Series A redeemable convertible preferred stock	8,781,516	8,781,516	8,781,516	8,781,516
Total anti-dilutive common stock equivalents	16,474,111	16,828,849	16,474,111	13,788,792

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator
Net (loss) income	$(3,534,882)	$(2,668,184)	$(7,831,494)	$2,594,195
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	195,366	186,904	387,974	377,690
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	170,981	143,557	334,650	280,974
Net (loss) income attributable to common stockholders	$(3,901,229)	$(2,998,645)	$(8,554,118)	$1,935,531
Denominator
Weighted average basic shares outstanding	43,159,285	40,964,160	42,521,018	40,949,849
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	1,542,828
Series A redeemable convertible preferred stock	—	—	—	—
Weighted average diluted shares outstanding	43,159,285	40,964,160	42,521,018	42,492,677
EPS
Basic net (loss) income per share attributable to common stockholders	$(0.09)	$(0.07)	$(0.20)	$0.05
Diluted net (loss) income per share attributable to common stockholders	$(0.09)	$(0.07)	$(0.20)	$0.05

(4) Inventories

At June 30, 2016 and December 31, 2015, inventories are as follows:

	June 30, 2016	December 31, 2015
Finished systems	$6,181	$70,534
Total Inventory	$6,181	$70,534

As of June 30, 2016 and December 31, 2015, the Company had not recorded any reserve for excess and/or obsolete inventories in arriving at the estimated net realizable value of its inventory.

(5) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Property and Equipment:
Gross carrying amount	$19,626,104	$19,513,607
Accumulated depreciation	(18,368,187)	(17,947,675)
Property and Equipment, net	$1,257,917	$1,565,932

For the three months ended June 30, 2016 and 2015, depreciation expense was $180,475 and $350,732, respectively. For the six months ended June 30, 2016 and 2015, depreciation expense was $405,376 and $722,561, respectively.

(6) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Software development costs:
Gross carrying amount	$2,917,215	$3,037,215
Accumulated amortization	(2,180,762)	(1,920,399)
Software development costs, net	$736,453	$1,116,816

During the three months ended June 30, 2016 and 2015, the Company recorded $129,870 and $131,737, respectively, of amortization expense related to capitalized software costs. During the six months ended June 30, 2016 and 2015, the Company recorded $260,363 and $262,328, respectively, of amortization expense related to capitalized software costs.

(7) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,671,030	$3,609,524
Accumulated amortization	(3,435,622)	(3,353,387)
Net carrying amount	$235,408	$256,137

For the three months ended June 30, 2016 and 2015, amortization expense was $40,758 and $38,374, respectively. For the six months ended June 30, 2016 and 2015, amortization expense was $82,235 and $73,692, respectively.

(8) Share-Based Payment Arrangements
On April 27, 2016, the Company’s stockholders adopted the FalconStor Software, Inc. 2016 Incentive Stock Plan (the "2016 Plan"). The 2016 Plan is administered by the Compensation Committee and initially provided for the issuance of up to 1,500,000 shares of the Company’s common stock upon the exercise of options or upon the grant of shares with such restrictions as determined by the Compensation Committee to the employees, consultants and non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. Shares of restricted stock have the terms and conditions set by the Board of Directors and are forfeitable until the terms of the grant have been satisfied. The 2016 Plan replaces the Company's 2006 Incentive Stock Plan.
On April 27, 2016, the Company’s stockholders adopted the FalconStor Software, Inc. 2016 Outside Directors Equity Compensation Plan (the “2016 Director Plan”). The 2016 Director Plan is administered by the Board of Directors and provides for the issuance of up to 400,000 shares of the Company’s common stock upon the exercise of options or upon the grant of shares with such restrictions as determined by the Board of Directors to the non-employee directors of the Company. Exercise prices of the options must be equal to the fair market value of the common stock on the date of grant. Options granted have terms of ten years. Shares of restricted stock have the terms and conditions set by the Board of Directors and are forfeitable until the terms of the grant have been satisfied. The 2016 Director Plan replaces the 2013 Outside Directors Equity Compensation Plan.

The following table summarizes the plans under which the Company was able to grant equity compensation as of June 30, 2016:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares
FalconStor Software, Inc., 2016 Incentive Stock Plan	1,500,000	1,500,000	—	April 27, 2026
FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	400,000	330,000	70,000	April 27, 2019

On June 30, 2016, the total shares available for issuance under the 2016 Plan totaled 1,500,000. Pursuant to the 2016 Plan, if, on July 1st of any calendar year in which the 2016 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2016 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2016 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2016 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2016 Plan. On July 1, 2016, the total number of outstanding shares of the Company’s common stock totaled 43,332,111. Pursuant to the 2016 Plan, the total shares available for issuance under the 2016 Plan thus increased 666,606 to 2,166,606 shares available for issuance as of July 1, 2016.

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of June 30, 2016:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	7,240,095
FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	—	74,000
FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	—	160,000
FalconStor Software, Inc., 2000 Stock Option Plan	—	148,500

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of revenue - Product	$—	$—	$—	$—
Cost of revenue - Support and Service	44,066	34,894	68,837	53,704
Research and development costs	825,635	98,495	1,571,797	171,515
Selling and marketing	75,342	63,510	143,072	151,580
General and administrative	182,303	229,069	334,250	423,975
	$1,127,346	$425,968	$2,117,956	$800,774

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

For the six months ended June 30, 2016 and 2015, the Company recorded an income tax provision of $290,819 and $269,456, respectively, consisting primarily of state and local and foreign taxes. The effective tax rate for the six months ended June 30, 2016 and June 30, 2015 was (3.9%) and 9.4%, respectively. The change in the effective tax rate is attributable to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses. As of June 30, 2016, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2016 estimated annual effective tax rate. As of June 30, 2016, the valuation allowance totaled approximately $38.3 million.

The Company’s total unrecognized tax benefits, excluding interest, at both June 30, 2016 and December 31, 2015 were $217,289. At June 30, 2016, $326,907 of unrecognized tax benefits, including interest, if recognized, would reduce the Company’s effective tax rate. As of June 30, 2016 and December 31, 2015, the Company had $109,618 and $100,202, respectively, of accrued interest.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At June 30, 2016 and December 31, 2015, the Level 1 category included money market funds and commercial paper, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At June 30, 2016 and December 31, 2015, the Level 2 category included government securities and corporate debt securities, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At June 30, 2016 and December 31, 2015, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of June 30, 2016 or December 31, 2015.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2016:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$4,426,619	$4,426,619	$—	$—
Total cash equivalents	4,426,619	4,426,619	—	—
Marketable securities:
Corporate debt and government securities	1,500,235	—	1,500,235	—
Total marketable securities	1,500,235	—	1,500,235	—
Derivative liabilities:
Derivative Instruments	164,670	—	—	164,670
Total derivative liabilities	164,670	—	—	164,670

Total assets and liabilities measured at fair value	$6,091,524	$4,426,619	$1,500,235	$164,670

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$2,725,094	$2,725,094	$—	$—
Total cash equivalents	2,725,094	2,725,094	—	—
Marketable securities:
Corporate debt and government securities	7,420,042	—	7,420,042	—
Total marketable securities	7,420,042	—	7,420,042	—
Derivative liabilities:
Derivative Instruments	82,024	—	—	82,024
Total derivative liabilities	82,024	—	—	82,024

Total assets and liabilities measured at fair value	$10,227,160	$2,725,094	$7,420,042	$82,024

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning Balance	$133,229	$109,038	$82,024	$137,171
Total loss (gain) recognized in earnings	31,441	(8,477)	82,646	(36,610)
Ending Balance	$164,670	$100,561	$164,670	$100,561

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

The cost and fair values of the Company’s available-for-sale marketable securities as of June 30, 2016, were as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Gains
Government securities	$1,500,235	$1,499,885	$350
Corporate debt securities	—	—	—
Marketable Securities	$1,500,235	$1,499,885	$350

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2015, were as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Losses
Government securities	$6,560,303	$6,562,792	$(2,489)
Corporate debt securities	859,739	860,656	(917)
Marketable Securities	$7,420,042	$7,423,448	$(3,406)

The cost and fair values of available-for-sale securities by contractual maturity as of June 30, 2016, were as follows:

	Fair Value	Cost
Due within one year	$1,500,235	$1,499,885
Due after one year	—	—
	$1,500,235	$1,499,885

(12) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries with expiration dates ranging from 2016 through 2018. The following is a schedule of future minimum lease payments for all operating leases as of June 30, 2016:

2016	$1,075,513
2017	1,668,857
2018	1,400,563
2019	1,402,181
2020	1,444,247
Thereafter	491,020
$7,482,381

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and six months ended June 30, 2016, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company indemnifies its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on guarantees. From time to time, in the ordinary course of business, the Company receives claims for indemnification, typically from OEMs. The Company is not currently aware of any material claims for indemnification.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of June 30, 2016, there were no triggering events that would allow the holders of the Series A redeemable convertible preferred stock to require the Company to redeem any of the Series A redeemable convertible preferred stock and the Company does not expect to incur any triggering events in fiscal 2016. As of June 30, 2016, the Company did not fail any financial or non-financial covenants related to the Company's Series A redeemable convertible preferred stock. However, if the Company is unable to maintain compliance with the 2016 covenants, the Company intends to work with the holders of the Series A redeemable convertible preferred stock to obtain waivers for the failed covenants, as necessary.

On July 24, 2015, the Company entered into an Independent Marketing Agreement with RFN Prime Marketing Inc., to provide among other items, certain sales and marketing deliverables to the Company in exchange for up to 2.55 million shares of restricted Company common stock which will be issued based on certain milestone achievements and/or transactions over a twenty-four month period. The restricted Company common stock will be valued as it is earned, and the resulting value will be recorded as an expense in the period in which the performance milestone is met and the stock is earned. As of June 30, 2016, none of the performance milestones have been met, and therefore no restricted Company common stock has been issued.

On July 24, 2015, the Company renewed its Employment Agreement (“Quinn Employment Agreement”) with Gary Quinn. Pursuant to the Quinn Employment Agreement, the Company agreed to continue to employ Mr. Quinn as President and Chief Executive Officer of the Company effective July 24, 2015, at an annual salary of $475,000 per annum, which will automatically renew every twelve (12) months unless either party gives notice to the other that it will not renew at least sixty (60) days prior to the end of the term. Among other items, the Quinn Employment Agreement also provided for the grant of 500,000 restricted shares which vest 50% and 50% based upon the achievement of two predetermined milestones of the Company’s Common Stock closing trading price for ninety (90) consecutive trading days. The 500,000 restricted shares were granted to Mr. Quinn by the Company’s Compensation Committee on July 28, 2015. As of June 30, 2016, neither of the milestones related to this award have been met.

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expects to achieve on a go forward basis (the “2013 Plan”).  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. As of June 30, 2016 the restructuring accrual totaled $850,541. The 2013 Plan was substantially completed by December 31, 2014; however, the Company expects the majority of the remaining accrued severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next three to twenty-four months.

In addition, as of June 30, 2016, our liability for uncertain tax positions totaled $326,907. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

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

The Company cannot consummate a fundamental sale transaction in which the consideration is stock or a combination of cash and stock without the consent of the holder of the Series A redeemable convertible preferred stock.

In addition to the veto rights set forth in the preceding paragraph, upon consummation of a fundamental sale transaction in which the consideration is cash and is not approved by the holder of the Series A redeemable convertible preferred stock, the Series A redeemable convertible preferred stock shall be redeemed at a per share redemption price equal to the greater of (i) 250% of the stated value of the Series A redeemable convertible preferred stock (which is currently equal to $22.5 million or $2.56 per share of common stock held by the holder of the Series A redeemable convertible preferred stock on an as converted basis as of June 30, 2016) and (ii) the price such holder would receive in the transaction on an as converted basis.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If the Company does not have the funds necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, the Company's failure to redeem the Series A redeemable convertible preferred stock would be considered a “Breach Event” under the agreements with the holders of the Series A redeemable convertible preferred stock. If a Breach Event were to occur and the Company is in default under or has breached any provision in respect of its obligations to redeem the Series A redeemable convertible preferred stock, then, under the agreements with the holders of our Series A redeemable convertible preferred stock, the Company's Board of Directors would automatically be increased, with the holders of the Series A redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the Series A redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A redeemable convertible preferred stock control of the Company. As of June 30, 2016, there were no triggering events that would allow the holders of the Series A redeemable convertible preferred stock to require the Company to redeem any of the Series A redeemable convertible preferred stock and the Company does not expect to incur any triggering events in fiscal 2016. As of June 30, 2016, the Company did not fail any financial or non-financial covenants related to the Company's Series A redeemable convertible preferred stock. However, if the Company is unable to maintain compliance with the 2016 covenants, the Company intends to work with the holders of the Series A redeemable convertible preferred stock to obtain waivers for the failed covenants, as necessary.

Holders of the Series A redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company, at its election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. The Company issued 103,200 and 143,737 shares of the Company's common stock to the holder of the Series A redeemable convertible preferred stock in January 2016 and May 2016, respectively, as payment for the fourth quarter 2015 dividend and the first quarter 2016 dividend. As of June 30, 2016, the Company's liability for dividends to the holders of the Series A redeemable convertible preferred stock totaled $195,366. The Company intends to pay this dividend through the issuance of its common stock during the third quarter of 2016.

Each share of Series A redeemable convertible preferred stock has a vote equal to the number of shares of common stock into which the redeemable convertible preferred stock would be convertible as of the record date of September 13, 2013. The Company’s closing stock price on the record date was $1.23 per share, which results in voting power of an aggregate of 7,317,073 shares. In addition, holders of a majority of the Series A redeemable convertible preferred stock must approve certain actions, including any amendments to the Company's charter or bylaws that adversely affects the voting powers, preferences or other rights of the Series A redeemable convertible preferred stock; payment of dividends or distributions; any liquidation, capitalization, reorganization or any other fundamental transaction of the Company, other than as set forth above; issuance of certain equity securities senior to or in parity with the Series A redeemable convertible preferred stock as to dividend rights, redemption rights, liquidation preference and other rights; issuances of equity below the conversion price; incur any liens or borrowings other than non-convertible indebtedness from standard commercial lenders which does not exceed 80% of the Company’s accounts receivable; and the redemption or purchase of any capital stock of the Company.

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

The fair value of these derivative instruments and the loss (gain) recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income (loss), net” within the consolidated statement of operations, for the three months ended June 30, 2016 and 2015, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning Balance	$133,229	$109,038	$82,024	$137,171
Total loss (gain) recognized in earnings	31,441	(8,477)	82,646	(36,610)
Ending Balance	$164,670	$100,561	$164,670	$100,561

At the time of issuance the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A redeemable convertible preferred stock. These costs are being accreted to the Series A redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. The Company included deductions for accretion and accrued dividends as adjustments to net (loss) income attributable to common stockholders on the statement of operations for the three months ended June 30, 2016 and 2015. The following represents a reconciliation of net (loss) income attributable to common stockholders for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(3,534,882)	$(2,668,184)	$(7,831,494)	$2,594,195
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	195,366	186,904	387,974	377,690
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	170,981	143,557	334,650	280,974
Net (loss) income attributable to common stockholders	$(3,901,229)	$(2,998,645)	$(8,554,118)	$1,935,531

(14) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended June 30, 2016 are as follows:

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at March 31, 2016	$(1,954,409)	$633	$30,362	$(1,923,414)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(334,161)	(81)	(550)	(334,792)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(202)	1,228	1,026
Total other comprehensive (loss) income	(334,161)	(283)	678	(333,766)
Accumulated other comprehensive (loss) income at June 30, 2016	$(2,288,570)	$350	$31,040	$(2,257,180)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the six months ended June 30, 2016 are as follows:

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2015	$(1,726,994)	$(3,406)	$27,186	$(1,703,214)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(561,576)	2,513	1,423	(557,640)
Amounts reclassified from accumulated other comprehensive (loss) income	—	1,243	2,431	3,674
Total other comprehensive (loss) income	(561,576)	3,756	3,854	(553,966)
Accumulated other comprehensive (loss) income at June 30, 2016	$(2,288,570)	$350	$31,040	$(2,257,180)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended June 30, 2015 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at March 31, 2015	$(1,562,996)	$2,611	$29,080	$(1,531,305)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(4,477)	1,792	1,639	(1,046)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1,135)	1,702	567
Total other comprehensive (loss) income	(4,477)	657	3,341	(479)
Accumulated other comprehensive (loss) income at June 30, 2015	$(1,567,473)	$3,268	$32,421	$(1,531,784)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the six months ended June 30, 2015 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2014	$(1,536,495)	$(1,408)	$26,613	$(1,511,290)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(30,978)	4,619	2,450	(23,909)
Amounts reclassified from accumulated other comprehensive (loss) income	—	57	3,358	3,415
Total other comprehensive (loss) income	(30,978)	4,676	5,808	(20,494)
Accumulated other comprehensive (loss) income at June 30, 2015	$(1,567,473)	$3,268	$32,421	$(1,531,784)

For the three and six months ended June 30, 2016 and 2015, the amounts reclassified to net loss related to the Company’s defined benefit plan and maturity of marketable securities. These amounts are included within “Operating (loss) income” within the condensed consolidated statements of operations.

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

During the three and six months ended June 30, 2016, the Company did not repurchase any shares of its common stock. During the three and six months ended June 30, 2015, the Company repurchased 92,161 shares of its common stock at an aggregate purchase price of $137,859 or $1.50 per share. As of June 30, 2016, the Company had the authorization to repurchase 4,907,839 shares of its common stock based upon its judgment and market conditions.

Independent Marketing Agreement

On July 24, 2015, the Company entered into an Independent Marketing Agreement with RFN Prime Marketing Inc., to provide among other items, certain sales and marketing deliverables to the Company in exchange for up to 2.55 million shares of restricted Company common stock which will be issued based on certain milestone achievements and/or transactions over a twenty-four month period. The restricted Company common stock will be valued as it is earned, and the resulting value will be recorded as an expense in the period in which the performance milestone is met and the stock is earned. As of June 30, 2016, none of the performance milestones have been met, and therefore no restricted Company common stock has been issued.

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

(17) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three and six months ended June 30, 2016 and 2015, and the location of long-lived assets as of June 30, 2016 and December 31, 2015, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Americas	$2,667,901	$3,232,572	$5,053,626	$17,633,091
Asia Pacific	2,949,051	3,425,971	5,686,244	6,106,287
Europe, Middle East, Africa and Other	2,450,999	2,894,046	4,760,412	5,753,087
Total Revenue	$8,067,951	$9,552,589	$15,500,282	$29,492,465

	June 30, 2016	December 31, 2015
Long-lived assets:
Americas	$6,803,883	$7,519,787
Asia Pacific	625,197	650,633
Europe, Middle East, Africa and Other	124,008	168,241
Total long-lived assets	$7,553,088	$8,338,661

For the three months ended June 30, 2016, the Company had one customer, Hitachi Data Systems, that accounted for 11% of total revenue. For the three months ended June 30, 2015, the Company had one customer, Hitachi Data Systems, that accounted for 13% of total revenue.

As of June 30, 2016, the Company had no customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2015, the Company had two customers, Datang Telecom International Technology Co., Ltd and Hitachi Data Systems, that accounted for 11% and 10%, respectively, of the gross accounts receivable balance.

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

	Severance related costs	Facility and other costs	Total
Original charge	$3,179,131	$426,889	$3,606,020
Utilized/Paid	(2,067,554)	(231,973)	(2,299,527)
Balance at December 31, 2013	$1,111,577	$194,916	$1,306,493
Provisions/Additions	365,174	770,136	1,135,310
Utilized/Paid	(653,325)	(759,563)	(1,412,888)
Balance at December 31, 2014	$823,426	$205,489	$1,028,915
Provisions/Additions	55,527	117,468	172,995
Utilized/Paid	(161,313)	(307,935)	(469,248)
Balance at December 31, 2015	$717,640	$15,022	$732,662
Provisions/Additions	76,030	7,954	83,984
Utilized/Paid	(36,531)	(18,315)	(54,846)
Balance at March 31, 2016	$757,139	$4,661	$761,800
Provisions/Additions	89,198	4,207	93,405
Utilized/Paid	—	(4,664)	(4,664)
Balance at June 30, 2016	$846,337	$4,204	$850,541

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

OVERVIEW

The second quarter of 2016 marks the one-year anniversary of our FreeStor® platform, which was launched in May 2015. Over the past twelve months we have continued to drive FreeStor sales through our originally targeted routes to market which included OEMs, Managed Service Providers and Enterprise customers. We have achieved critical customer and marketplace credibility with the early adopter OEMs and Managed Service Providers. Since the introduction and release of FreeStor in mid-2015, FreeStor has won 10 software-defined storage (SDS) product-of-the-year awards at various leading industry publications, including three publications servicing the Asia markets and five publications servicing the European marketplace and two publications in the Americas.

Since the introduction of FreeStor, we have continued to develop and enhance the FreeStor platform to address the ever changing market dynamics to ensure that FreeStor continues to be a leader in the SDS market place. One of the latest enhancements was delivered in the first quarter of 2016, which included end-to-end intelligent predictive analytics which offers insight across heterogeneous storage environments. FreeStor is an SDS platform that gives customers the power to seamlessly migrate, recover, protect and deduplicate data - on or off the cloud - without tying their business to specific hardware, networks or protocols. FreeStor’s Intelligent Abstraction® Layer enables the free flow of data and common services between the front end and back end, regardless of environment or location. Intelligent Abstraction virtualizes both existing and future storage for a more efficient and consolidated storage infrastructure. Unlike array-based analytics, FreeStor’s new Intelligent Predictive Analytics provides real-time and historical analytics across heterogeneous storage systems to better manage capacity, performance, and availability.  By combining Intelligent Abstraction with Predictive Analytics, users are able to take intelligent action based on real-time information to optimize and maintain their storage environment from a single pane of glass regardless of storage vendor or location. FreeStor addresses heterogeneous storage portfolios, all-flash array and hybrid flash array hardware manufacturers which do not have a software stack or do not have an enterprise-ready software stack, and solutions for managed service providers. FreeStor provides management, monitoring, reporting and provisioning through a web browser, tablet or smartphone which gives end-users or storage administrators the ability to be completely mobile when managing their virtual storage portfolio.

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

We believe that the flexibility in licensing, payment structures and subscription based offerings has made and will continue to make us more competitive in the marketplace by allowing us more flexibility to work with partners and customers to design licensing and payment terms that meet their needs. Offering flexibility in licensing, payment structures and subscription based offerings results in ratable revenue recognition, and accordingly our GAAP revenue will be dependent on the volume of ratable and/or subscription sales from period-to-period. Some transactions that would have been recognized into revenue in one period, will now be recognized over a longer period of time. For this reason, we look to our quarterly and our annual bookings, rather than to our quarterly and our annual revenue numbers, to gauge our progress.

Bookings for the second quarter of 2016 totaled $8.8 million, compared with $8.4 million in the second quarter of 2015 and $7.4 million in the first quarter of 2016. We are pleased that we were able to outperform our bookings results both sequentially and year-over-year, which was primarily driven from the continued market adoption of our FreeStor technology and subscription-based FreeStor platform. For the first six months of 2016, the entire FreeStor technology and subscription-based platform has achieved over 95% of the entire 2015 bookings results. We believe these awards and bookings achievements validate FreeStor as a leader within the newly emerging SDS marketplace in such a short period of time.

However, while we are pleased with the bookings growth for the FreeStor technology and subscription-based platform, especially during the first half of 2016, these bookings failed to make up for declines in our traditional product lines. In addition, the level of customer deal elongation and customer indecisiveness to purchase in a timely manner as a result of customers working through their organizational purchasing strategies continues to provide significant headwinds for both the storage software industry and FalconStor. As a result, we will continually look to optimize our cost-structures and allocate resources in order to gain operational efficiencies in order to match our run-rate outlook of bookings, billings and total revenues to ensure we are optimizing our business operations.

For the second quarter of 2016, GAAP revenue totaled $8.1 million, compared with $9.6 million in the second quarter of 2015. This decrease was partially attributable to an increase in the mix of ratable product license sales in the second quarter of 2016 as compared with the same period in 2015 of 72% and 58%, respectively. In addition, as discussed above, declines in our traditional product lines also contributed to the decline in current period GAAP revenue.

Product revenue from our OEM partners increased $0.2 million, while product revenue from our non-OEM partners decreased $0.7 million. We had one customer which accounted for more than 10% of our total GAAP revenue; Hitachi Data Systems which accounted for 11% of our total revenue in the second quarter of 2016.

Deferred revenue as of June 30, 2016 totaled $25.4 million, which decreased 4% compared with June 30, 2015, and essentially remained consistent with December 31, 2015.

Support and services revenue decreased 13% from $5.9 million for the three months ended June 30, 2015 to $5.1 million for the three months ended June 30, 2016.

Overall, our operating expenses decreased 7% or $0.7 million to $9.4 million for the three months ended June 30, 2016, compared with $10.0 million in the same period in 2015. Included in our operating results for the three months ended June 30, 2016 and 2015 was $1.1 million and $0.4 million of share-based compensation expense, respectively, and $0.1 million and less than $0.1 million related to our restructuring expenses, respectively.

Net loss for the three months ended June 30, 2016 was $3.5 million, compared with $2.7 million for the three months ended June 30, 2015.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2015.

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

Total revenue for the three months ended June 30, 2016 decreased 16% to $8.1 million, compared with $9.6 million for the three months ended June 30, 2015. Our cost of revenue decreased 13% to $2.3 million for the three months ended June 30, 2016, compared with $2.7 million for the three months ended June 30, 2015. Our operating expenses decreased 7% to $9.4 million for the three months ended June 30, 2016, compared with $10.0 million for the three months ended June 30, 2015. Included in the operating results for the three months ended June 30, 2016 and 2015 was $1.1 million and $0.4 million of share-based compensation expense, respectively. Net loss for the three months ended June 30, 2016 was $3.5 million, compared with $2.7 million for the three months ended June 30, 2015. Net loss attributable to common stockholders, which includes the effects of Series A redeemable convertible preferred stock dividends and accretion of the discounts related to the issuance of the Series A redeemable convertible preferred stock, was $3.9 million for the three months ended June 30, 2016, compared with $3.0 million for the three months ended June 30, 2015.

Overall, our total operating expenses decreased $0.7 million, or 7%, to $9.4 million for the three months ended June 30, 2016, compared with $10.0 million for the same period in 2015. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 211 employees as of June 30, 2016, compared with 247 employees as of June 30, 2015. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. These decreases were partly offset by an increase of $0.7 million in share-based compensation expense due to $0.8 million related to costs associated with our exclusive source code license and development agreement which were paid through the issuance of our common stock.

Revenue

	Three Months Ended June 30,
	2016	2015
Revenue:
Product revenue	$2,939,594	$3,650,504
Support and services revenue	5,128,357	5,902,085
Total Revenue	$8,067,951	$9,552,589
Year-over-year percentage change
Product revenue	(19)%	(14)%
Support and services revenue	(13)%	(16)%
Total percentage change	(16)%	(15)%

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

Product revenue decreased 19% from $3.7 million for the three months ended June 30, 2015, to $2.9 million for the three months ended June 30, 2016. These amounts are net of sales return expense of $0.1 million recognized during the three months ended June 30, 2016, and less than $0.1 million recognized during the same period in 2015. Product revenue represented 36% and 38% of our total revenue for the three months ended June 30, 2016 and 2015, respectively.

Product revenue from our OEM partners increased $0.2 million, while product revenue from our non-OEM partners decreased $0.7 million for the three months ended June 30, 2016, compared with the same period in 2015. The decline in product revenue from our non-OEM channel was primarily due to, (i) challenges in obtaining new customers, (ii) a decrease in the volume of sales from our legacy product line(s), and (iii) the mix of deals where revenue is recognized ratably over the term of the associated maintenance agreement, rather than upon transaction completion and product delivery. Product revenue from our non-OEM partners represented 72% and 81% of our total product revenue for the three months ended June 30, 2016 and 2015, respectively. Product revenue from our OEM partners represented 28% and 19% of our total product revenue for the three months ended June 30, 2016 and 2015, respectively.

We continue to invest in our product portfolio by refreshing our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenue derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed or over the contractual term if vendor-specific objective evidence ("VSOE") does not exist for all undelivered elements. Engineering services are recognized upon customer acceptance or over the remaining contract term if VSOE does not exist for the remaining deliverables upon acceptance. Support and services revenue decreased 13% from $5.9 million for the three months ended June 30, 2015 to $5.1 million for the three months ended June 30, 2016. The decrease in support and services revenue was attributable to a decrease in both maintenance and technical support services revenue and professional services revenue.

Maintenance and technical support services revenue decreased from $5.7 million for the three months ended June 30, 2015 to $5.0 million for the three months ended June 30, 2016. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended June 30, 2016, the decline in maintenance and technical support services revenue was primarily attributable to a decrease of $0.8 million in maintenance revenue from our non-OEM partners primarily driven by the overall decline in product license sales over the past twelve to twenty-four months.

Professional services revenue decreased $0.1 million, to $0.1 million for the three months ended June 30, 2016, compared with $0.2 million for the same period in 2015. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue

	Three Months Ended June 30,
	2016	2015
Cost of revenue:
Product	$319,974	$718,057
Support and service	1,999,125	1,940,729
Total cost of revenue	$2,319,099	$2,658,786
Total Gross Profit	$5,748,852	$6,893,803
Gross Margin:
Product	89%	80%
Support and service	61%	67%
Total gross margin	71%	73%

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

Cost of product revenue for the three months ended June 30, 2016 decreased $0.4 million, or 55%, to $0.3 million, compared with $0.7 million for the same period in 2015. Product gross margin increased to 89% for the three months ended June 30, 2016, compared with 80% for the same period in 2015. The increase in product gross margin was primarily attributable to an increase in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the same period in 2015. Our cost of support and service revenue for the three months ended June 30, 2016 increased $0.1 million, or 3%, to $2.0 million, compared with $1.9 million for the same period in 2015. This increase was due to severance costs of $0.2 million recorded during the three months ended June 30, 2016. Support and service gross margin decreased to 61% for the three months ended June 30, 2016, compared with 67% for the three months ended June 30, 2015.

Total gross profit decreased $1.1 million, or 17%, to $5.7 million for the three months ended June 30, 2016 from $6.9 million for the same period in 2015. Total gross margin decreased to 71% for the three months ended June 30, 2016, from 73% for the same period in 2015. The decrease in our total gross margin was primarily due to the decrease in revenue and the mix of sales. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs increased $0.2 million, or 8%, to $3.3 million for the three months ended June 30, 2016, from $3.1 million in the same period in 2015. The increase in research and development costs was primarily related to $0.8 million of costs associated with our exclusive source code license and development agreement we entered into during 2015 as we continue to re-invest in research and development by adding new and innovative functionalities to our product portfolio. This increase was partly offset by a decrease in personnel related costs, as we continue to allocate the appropriate level of resources based upon the product development roadmap schedule. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs was $0.8 million and $0.1 million for the three months ended June 30, 2016 and June 30, 2015, respectively. Included in share-based compensation expense for the three months ended June 30, 2016 was $0.8 million related to costs associated with our exclusive source code license and development agreement which were paid through the issuance of our common stock.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $0.2 million, or 6%, to $4.1 million for the three months ended June 30, 2016, from $4.4 million for the same period in 2015. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel related costs as well as a decrease in our sales and marketing headcount as we continue to optimize our go-to-market coverage models around the world. Share-based compensation expense included in selling and marketing was $0.1 million for each of the three months ended June 30, 2016 and June 30, 2015.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses decreased $0.8 million or 29%, to $1.8 million for the three months ended June 30, 2016, from $2.6 million for the same period in 2015. The decrease in general and administrative expenses was primarily attributable to $0.5 million of termination costs incurred by the Company during the second quarter of 2015 due to the termination of a contract with an internet communication provider which did not repeat during 2016 as well as continuing to optimize personnel costs, professional fees and other various general and administrative costs within the Company. Share-based compensation expense included in general and administrative expenses was $0.2 million for each of the three months ended June 30, 2016 and June 30, 2015.

Investigation, Litigation and Settlement Related Costs

During the three months ended June 30, 2016, we did not incur any investigation, litigation, and settlement related costs. During the three months ended June 30, 2015, our investigation, litigation, and settlement related costs totaled a benefit of less than $0.1 million.

Restructuring costs

From time to time, we have undertaken restructuring and expense control measures to support our business performance and to align our cost structure with our resources. In the third quarter of 2013, we adopted the 2013 plan intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis. In connection with the 2013 Plan, we eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. Restructuring costs incurred during the three months ended June 30, 2016 and 2015, under the 2013 Plan were $0.1 million and less than $0.1 million, respectively. For further information, refer to Note (18) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other Income (Loss), net

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of June 30, 2016, our cash, cash equivalents, and marketable securities totaled $9.4 million, compared with $18.8 million as of June 30, 2015. Interest and other income (loss), net, increased $0.1 million to income of $0.2 million for the three months ended June 30, 2016, compared with income of $0.1 million for the same period in 2015. The change in interest and other income (loss), net, was primarily due to net foreign currency gains of $0.2 million recorded during the three months ended June 30, 2016, compared with net foreign currency gains of $0.1 million for the same period in 2015.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For the three months ended June 30, 2016 and 2015, the Company recorded an income provision of $0.2 million and an income tax benefit of $0.4 million, respectively, consisting primarily of federal, state and local and foreign taxes. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the three months ended June 30, 2016, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2016 estimated annual effective tax rate.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2016 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2015.

Total revenue for the six months ended June 30, 2016 decreased 47% to $15.5 million, compared with $29.5 million for the six months ended June 30, 2015. This decrease was mainly attributable to $11.3 million of revenue recorded for the six months ended June 30, 2015 from a joint development agreement which did not repeat in 2016. Excluding revenue from the joint development agreement, revenue for the six months ended June 30, 2016 decreased 15% to $15.5 million, compared with $18.2 million for the six months ended June 30, 2015. Our cost of revenue decreased 15% to $4.3 million for the six months ended June 30, 2016, compared with $5.1 million for the six months ended June 30, 2015. Our operating expenses decreased 10% to $19.1 million for the six months ended June 30, 2016, compared with $21.2 million for the six months ended June 30, 2015. Included in the operating results for the six months ended June 30, 2016 and 2015 was $2.0 million and $0.8 million of share-based compensation expense, respectively. Net loss for the six months ended June 30, 2016 was $7.8 million, compared with net income of $2.6 million for the six months ended June 30, 2015. Net loss attributable to common stockholders, which includes the effects of Series A redeemable convertible preferred stock dividends and accretion of the discounts related to the issuance of the Series A redeemable convertible preferred stock, was $8.6 million for the six months ended June 30, 2016, compared with net income attributable to common stockholders of $1.9 million for the six months ended June 30, 2015.

Overall, our total operating expenses decreased $2.1 million, or 10%, to $19.1 million for the six months ended June 30, 2016, compared with $21.2 million for the same period in 2015. This decrease was primarily attributable to our tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 211 employees as of June 30, 2016, compared with 247 employees as of June 30, 2015. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. These decreases were partly offset by an increase of $1.3 million in share-based compensation expense due to $1.5 million related to costs associated with our exclusive source code license and development agreement which were paid through the issuance of our common stock.

Revenue

	Six Months Ended June 30,
	2016	2015
Revenue:
Product revenue	$5,220,452	$17,620,871
Support and services revenue	10,279,830	11,871,594
Total Revenue	$15,500,282	$29,492,465
Year-over-year percentage change
Product revenue	(70)%	91%
Support and services revenue	(13)%	(16)%
Total percentage change	(47)%	27%

Product revenue

Product revenue decreased 70% from $17.6 million for the six months ended June 30, 2015, to $5.2 million for the six months ended June 30, 2016. This decrease was mainly attributable to $11.3 million of product revenue recorded for the six months ended June 30, 2015 from a joint development agreement which did not repeat in 2016. Excluding product revenue from the joint development agreement, product revenue for the six months ended June 30, 2016 decreased 18% to $5.2 million, compared with $6.3 million for the six months ended June 30, 2015. These amounts are net of sales return expense of $0.1 million recognized during the six months ended June 30, 2016, and less than $0.1 million recognized during the same period in 2015. Product revenue represented 34% and 60% of our total revenue for the six months ended June 30, 2016 and 2015, respectively.

Excluding the joint development agreement revenue, product revenue from our OEM partners increased $0.2 million, while product revenue from our non-OEM partners decreased $1.2 million for the six months ended June 30, 2016, compared with the same period in 2015. The decline in product revenue from our non-OEM channel was primarily due to, (i) challenges in obtaining new customers, (ii) a decrease in the volume of sales from our legacy product line(s), and (iii) the mix of deals where revenue is recognized ratably over the term of the associated maintenance agreement, rather than upon transaction completion and product delivery. Product revenue from our non-OEM partners represented 74% and 29% of our total product revenue for the six months ended June 30, 2016 and 2015, respectively. Product revenue from our OEM partners represented 26% and 71% of our total product revenue for the six months ended June 30, 2016 and 2015, respectively. Excluding the joint development agreement product revenue, our non-OEM partners and OEM partners represented 80% and 20%, respectively, of our total product revenue for the six months ended June 30, 2015.

We continue to invest in our product portfolio by refreshing our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue decreased 13% from $11.9 million for the six months ended June 30, 2015 to $10.3 million for the six months ended June 30, 2016. The decrease in support and services revenue was attributable to a decrease in both maintenance and technical support services revenue and professional services revenue.

Maintenance and technical support services revenue decreased from $11.4 million for the six months ended June 30, 2015 to $10.0 million for the six months ended June 30, 2016. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the six months ended June 30, 2016, the decline in maintenance and technical support services revenue was primarily attributable to a decrease of $1.6 million in maintenance revenue from our non-OEM partners primarily driven by the overall decline in product license sales over the past twelve to twenty-four months.

Professional services revenue decreased $0.2 million, to $0.3 million for the six months ended June 30, 2016, compared with $0.4 million for the same period in 2015. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue

	Six Months Ended June 30,
	2016	2015
Cost of revenue:
Product	$564,247	$1,108,281
Support and service	3,761,345	3,960,747
Total cost of revenue	$4,325,592	$5,069,028
Total Gross Profit	$11,174,690	$24,423,437
Gross Margin:
Product	89%	94%
Support and service	63%	67%
Total gross margin	72%	83%

 Cost of revenue, gross profit and gross margin

Cost of product revenue for the six months ended June 30, 2016 decreased $0.5 million, or 49%, to $0.6 million, compared with $1.1 million for the same period in 2015. Product gross margin decreased to 89% for the six months ended June 30, 2016, compared with 94% for the same period in 2015. The decrease in product gross margin was primarily attributable to the product revenue recorded in 2015 from a joint development agreement. Excluding the joint development agreement revenue, product gross margin increased to 89% for the six months ended June 30, 2016, compared with 83% for the six months ended June 30, 2015. The increase in product gross margin was primarily attributable to an increase in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the same period in 2015. Our cost of support and service revenue for the six months ended June 30, 2016 decreased $0.2 million, or 5%, to $3.8 million, compared with $4.0 million for the same period in 2015. Support and service gross margin decreased to 63% for the six months ended June 30, 2016, compared with 67% for the six months ended June 30, 2015.

Total gross profit decreased $13.2 million, or 54%, to $11.2 million for the six months ended June 30, 2016 from $24.4 million for the same period in 2015. Total gross margin decreased to 72% for the six months ended June 30, 2016, from 83% for the same period in 2015. Excluding the joint development agreement revenue, total gross margin remained consistent at 72% for the six months ended June 30, 2016 and 2015. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Operating Expenses

Research and Development Costs

Research and development costs increased $0.7 million, or 11%, to $7.0 million for the six months ended June 30, 2016, from $6.3 million in the same period in 2015. The increase in research and development costs was primarily related to $2.0 million of costs associated with our exclusive source code license and development agreement we entered into during 2015 as we continue to re-invest in research and development by adding new and innovative functionalities to our product portfolio. This increase was partly offset by a decrease in personnel related costs, as we continue to allocate the appropriate level of resources based upon the product development roadmap schedule. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs was $1.6 million and $0.2 million for the six months ended June 30, 2016 and June 30, 2015, respectively. Included in share-based compensation expense for the six months ended June 30, 2016 was $1.5 million related to costs associated with our exclusive source code license and development agreement which were paid through the issuance of our common stock.

Selling and Marketing

Selling and marketing expenses decreased $1.3 million, or 13%, to $8.4 million for the six months ended June 30, 2016, from $9.7 million for the same period in 2015. The decrease in selling and marketing expenses was primarily attributable to a decrease in professional fees of $0.8 million primarily related to an investment made in 2014 to penetrate certain market verticals under a one-year arrangement, which ended at March 31, 2015. In addition, the decrease is attributable to a decrease in personnel related costs as well as a decrease in our sales and marketing headcount as we continue to optimize our go-to-market coverage models around the world. Share-based compensation expense included in selling and marketing was $0.1 million and $0.2 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

General and Administrative

General and administrative expenses decreased $1.5 million or 30%, to $3.5 million for the six months ended June 30, 2016, from $5.1 million for the same period in 2015. The decrease in general and administrative expenses was primarily attributable to $0.5 million of termination costs incurred by the Company during the second quarter of 2015 due to the termination of a contract with an internet communication provider which did not repeat during 2016 as well as continuing to optimize personnel costs, professional fees and other various general and administrative costs within the Company. Share-based compensation expense included in general and administrative expenses was $0.3 million and $0.4 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

Investigation, Litigation and Settlement Related Costs

During the six months ended June 30, 2016, we did not incur any investigation, litigation, and settlement related costs. During the six months ended June 30, 2015, our investigation, litigation, and settlement related costs totaled less than $0.1 million.

Restructuring costs

Restructuring costs incurred during the six months ended June 30, 2016 and 2015, under the 2013 Plan were $0.2 million in each period. For further information, refer to Note (18) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other Income (Loss), net

We invest our cash primarily in money market funds, commercial paper, government securities, and corporate bonds. As of June 30, 2016, our cash, cash equivalents, and marketable securities totaled $9.4 million, compared with $18.8 million as of June 30, 2015. Interest and other income (loss), net, increased $0.7 million to income of $0.4 million for the six months ended June 30, 2016, compared with a loss of $0.4 million for the same period in 2015. The change in interest and other income (loss), net, was primarily due to net foreign currency gains of $0.3 million recorded during the six months ended June 30, 2016, compared with net foreign currency losses of $0.4 million for the same period in 2015.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For both the six months ended June 30, 2016 and 2015, the Company recorded an income provision of $0.3 million, consisting primarily of federal, state and local and foreign taxes. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the six months ended June 30, 2016, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2016 estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
	2016	2015
Cash (used in) provided by:
Operating activities	$(3,791,211)	$(1,647,342)
Investing activities	5,826,384	(207,356)
Financing activities	—	(473,137)
Effect of exchange rate changes	(123,221)	(238,507)
Net increase (decrease) in cash and cash equivalents	$1,911,952	$(2,566,342)

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities balances generated from operating, investing and financing activities. Our cash and cash equivalents and marketable securities balance as of June 30, 2016 totaled $9.4 million, compared with $13.4 million as of December 31, 2015. Cash and cash equivalents totaled $7.9 million and marketable securities totaled $1.5 million at June 30, 2016. Cash and cash equivalents totaled $6.0 million and marketable securities totaled $7.4 million at December 31, 2015.

Our current assets exceeded our current liabilities, excluding deferred revenue, by $8.7 million as of June 30, 2016. While we currently have a working capital deficiency and a stockholders' deficit (which is primarily due to our current deferred revenue balance of $16.0 million) we believe we continue to have sufficient liquidity to meet our operating requirements which includes marketing our new product offering FreeStor, and expanding our existing suite of software offerings. While there can be no assurance, we believe this marketing and expansion should result in the growth of our customer base and drive increased revenue streams.

The Company cannot consummate a fundamental sale transaction in which the consideration is stock or a combination of cash and stock without the consent of the holder of the Series A redeemable convertible preferred stock.

In addition to the veto rights set forth in the preceding paragraph, upon consummation of a fundamental sale transaction in which the consideration is cash and is not approved by the holder of the Series A redeemable convertible preferred stock, the Series A redeemable convertible preferred stock shall be redeemed at a per share redemption price equal to the greater of (i) 250% of the stated value of the Series A redeemable convertible preferred stock (which is currently equal to $22.5 million or $2.56 per share of common stock held by the holder of the Series A redeemable convertible preferred stock on an as converted basis as of June 30, 2016) and (ii) the price such holder would receive in the transaction on an as converted basis.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require us to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require us to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of June 30, 2016, there were no triggering events that would allow the holders of the Series A redeemable convertible preferred stock to require us to redeem any of the Series A redeemable convertible preferred stock and we do not expect to incur any triggering events in fiscal 2016. As of June 30, 2016, we did not fail any financial or non-financial covenants related to our Series A redeemable convertible preferred stock. However, if we are unable maintain compliance with the 2016 covenants, we intend to work with the holders of the Series A redeemable convertible preferred stock to obtain waivers for the failed covenants, as necessary.

Holders of the Series A redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if we will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, we, at our election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. We issued 103,200 and 143,737 shares of our common stock to the holder of the Series A redeemable convertible preferred stock in January 2016 and May 2016, respectively, as payment for the fourth quarter 2015 dividend and first quarter 2016 dividend. As of June 30, 2016, our liability for dividends to the holders of the Series A redeemable convertible preferred stock totaled $0.2 million. We intend to pay this dividend through the issuance of our common stock during the third quarter of 2016.

Net cash used in operating activities was $3.8 million for the six months ended June 30, 2016, compared with $1.6 million for the six months ended June 30, 2015. The increase in net cash used in operating activities during the six months ended June 30, 2016, compared with the same period in 2015, was primarily due to a decrease in bookings as well as adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash provided by investing activities was $5.8 million for the six months ended June 30, 2016, compared with cash used in investing activities of $0.2 million for the six months ended June 30, 2015. Included in investing activities for the six months ended June 30, 2016 and June 30, 2015, are the sales and purchases of our marketable securities, purchases of property and equipment, capitalized software development costs, cash received for security deposits and purchases of intangible assets. Net sales of marketable securities for the six months ended June 30, 2016 was $5.9 million as compared with $0.3 million for the six months ended June 30, 2015. The cash used to purchase property and equipment was $0.1 million and $0.5 million for the six months ended June 30, 2016 and 2015, respectively. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

There were no cash financing activities during the six months ended June 30, 2016. Net cash used in financing activities was $0.5 million for the six months ended June 30, 2015 and related to, (i) $0.4 million of dividends paid to holders of the Series A redeemable convertible preferred stock, (ii) $0.1 million of repurchases of Company common stock, and (iii) less than $0.1 million of proceeds received from the exercise of stock options for the six months ended June 30, 2015.

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

We have an operating lease covering our corporate office facility that expires in April 2021. We also have several operating leases related to offices in foreign countries with expiration dates ranging from 2016 through 2018. Refer to Note (12) Commitments and Contingencies, to our unaudited condensed consolidated financial statements for further discussion.

In addition, as of June 30, 2016, our liability for uncertain tax positions totaled $0.3 million. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

We believe that our current balance of cash, cash equivalents and marketable securities, and expected cash flows from operations, will be sufficient to meet our cash requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of new customer acquisitions, our ability to grow our bookings and revenue levels, and the continued market acceptance of our new product portfolio. There can be no assurance that we will be able to receive additional financings or as to the terms of such financings. In addition, any financing which results in the issuance of equity securities could result in dilution to our stockholders.

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

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks.

Our cash, cash equivalents and marketable securities aggregated $9.4 million as of June 30, 2016. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short to intermediate-term fixed income securities and AAA-rated money market funds and commercial paper. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that approximately 84% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at June 30, 2016.

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended June 30, 2016 and 2015, approximately 67% and 66% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at June 30, 2016, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.5 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On February 18, 2015, we released the latest version of our CDP/NSS product, CDP/NSS 8.0 and on May 6, 2015 we released our new FreeStor platform. We have spent considerable resources, both financially and in our research and development efforts, developing CDP/NSS 8.0 and FreeStor. In addition, while bookings for FreeStor during the six months ended June 30, 2016 exceeded the bookings for this product for all of 2015, the bookings associated with our FreeStor platform failed to make up for declines in our traditional product lines. We currently do not have any other products in our pipeline with the same expectations or which we believe have the same potential for market acceptance as CDP/NSS 8.0 and FreeStor. If (i) either CDP/NSS 8.0 or FreeStor do not gain market acceptance, (ii) sales of either CDP/NSS 8.0 or FreeStor are significantly below our expectations, or (iii) the ongoing future feature/functionality sets of both products are delayed, our results may suffer and it could have a material adverse effect on our business, financial condition and operating results.

We are dependent on a significant customer.

For the six months ended June 30, 2016 we had one customer, Hitachi Data Systems, which accounted for 11% of our total revenue. The loss of this customer, or a significant reduction in revenue from this customer, could have a material adverse effect on our results of operations.

We have had only three profitable quarters since 2009. There is no guarantee that we will be able to return to, or to maintain, profitability.

While we were profitable in the first quarter of 2015, the second quarter of 2014 and the fourth quarter of 2013, our profitability for such periods was the result of the acceleration of the deferred revenue related to our joint development agreement with Violin in the first quarter of 2015, a gain recorded from the settlement with the Estate of ReiJane Huai in the second quarter of 2014, and a gain recorded from a sale of an investment in the fourth quarter of 2013, respectively, none of which we expect to recur. We incurred losses in the first and second quarters of 2016, the second, third and fourth quarters of 2015 and the first, third and fourth quarters of 2014 and in each of the seventeen quarters preceding the fourth quarter of 2013. We have taken steps to try to reduce or to eliminate the chance of future losses - such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products - but there is no guarantee that we will be able to return to or to maintain profitability. In addition, our future profitability could be negatively impacted by the decrease of bookings to $16.2 million for the six months ended June 30, 2016 as compared with $20.1 million for the six months ended June 30, 2015. As of June 30, 2016, we had approximately $9.4 million in cash, cash equivalents and marketable securities. If losses recur, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.

Our stock price may be volatile and if it falls below $1.00 per share, our common stock could be subject to delisting from NASDAQ.
The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the twelve months ended June 30, 2016, the closing market price of our common stock as quoted on the NASDAQ Global Market fluctuated between $1.05 and $2.20. The NASDAQ Global Market requires that our common stock maintain a trading price of at least $1.00 per share. To the extent that the market price of our common stock closes below $1.00 per share, for thirty consecutive trading days and if the stock then does not trade at a $1.00 or more per share for ten consecutive days during the next ninety days, our common stock could be subject to delisting from the NASDAQ Global Market. If our common stock is delisted from the NASDAQ Global Market, the liquidity of our common stock could be materially impacted and it may be more difficult to make transaction in our common stock. In addition, because we have a stockholder deficit, the NASDAQ Global Market requires the market value of our common stock to be at least $50.0 million. As of June 30, 2016, since the market value of our common stock was below $50.0 million, trading of our common stock may move from the NASDAQ Global Market to the NASDAQ Capital Market. The market price of our common stock may be significantly affected by the following factors:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the terms of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, the Company elected to pay the dividend payable to the holders of the Series A redeemable convertible preferred stock for the period ended March 31, 2016 through the issuance of 143,737 shares of common stock. Such shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.     Exhibits

10.1	FalconStor Software, Inc. 2016 Incentive Stock Plan, (Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A dated March 18, 2016).

10.2	FalconStor Software, Inc. 2016 Outside Directors Equity Compensation Plan, (Incorporated by reference to Exhibit B to the Proxy Statement on Schedule 14A dated March 18, 2016).

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – June 30, 2016 and December 31, 2015.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Six Months Ended June 30, 2016 and 2015.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive (Loss) Income – Three and Six Months Ended June 30, 2016 and 2015.

(iv)	unaudited Condensed Consolidated Statement of Cash Flows – Six Months Ended June 30, 2016 and 2015.

(v)	Notes to unaudited Condensed Consolidated Financial Statements – June 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Louis J. Petrucelly
Louis J. Petrucelly
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Gary Quinn
Gary Quinn
President & Chief Executive Officer
July 28, 2016	(principal executive officer)