Form 10-Q
period 2016-09-30
FALCONSTOR SOFTWARE INC
filed 2016-11-03
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
or
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

The number of shares of Common Stock outstanding as of October 31, 2016 was 43,650,930.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,643,610	$6,013,382
Marketable securities	500,040	7,420,042
Accounts receivable, net of allowances of $199,853 and $191,285, respectively	3,253,257	6,635,262
Prepaid expenses and other current assets	1,357,254	1,742,668
Inventory	6,181	70,534
Deferred tax assets, net	533,589	205,816
Total current assets	11,293,931	22,087,704
Property and equipment, net of accumulated depreciation of $18,536,559 and $17,947,675, respectively	1,129,565	1,565,932
Deferred tax assets, net	128,990	110,060
Software development costs, net	636,799	1,116,816
Other assets	1,037,763	1,139,377
Goodwill	4,150,339	4,150,339
Other intangible assets, net	227,883	256,137
Total assets	$18,605,270	$30,426,365
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$716,709	$1,005,944
Accrued expenses	5,069,086	6,783,514
Deferred tax liabilities, net	89,662	89,343
Deferred revenue, net	14,589,751	16,553,519
Total current liabilities	20,465,208	24,432,320
Other long-term liabilities	1,008,067	735,089
Deferred tax liabilities, net	46,938	27,069
Deferred revenue, net	8,887,015	9,122,289
Total liabilities	30,407,228	34,316,767
Commitments and contingencies (Note 12)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $9,000,000	8,331,823	7,818,554
Stockholders' deficit:
Common stock - $.001 par value, 100,000,000 shares authorized, 59,083,743 and 57,194,817 shares issued, respectively and 43,555,673 and 41,666,747 shares outstanding, respectively	59,082	57,195
Additional paid-in capital	169,825,670	167,953,871
Accumulated deficit	(130,791,558)	(120,983,891)
Common stock held in treasury, at cost (15,528,070 and 15,528,070 shares, respectively)	(57,032,917)	(57,032,917)
Accumulated other comprehensive loss, net	(2,194,058)	(1,703,214)
Total stockholders' deficit	(20,133,781)	(11,708,956)
Total liabilities and stockholders' deficit	$18,605,270	$30,426,365

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Product revenue	$2,245,544	$3,756,579	$7,465,996	$21,377,450
Support and services revenue	5,081,266	5,926,647	15,361,096	17,798,241
Total revenue	7,326,810	9,683,226	22,827,092	39,175,691
Cost of revenue:
Product	145,986	510,861	710,233	1,619,142
Support and service	1,914,383	1,915,090	5,675,728	5,875,837
Total cost of revenue	2,060,369	2,425,951	6,385,961	7,494,979
Gross profit	$5,266,441	$7,257,275	$16,441,131	$31,680,712
Operating expenses:
Research and development costs	2,514,822	3,454,128	9,475,678	9,727,727
Selling and marketing	2,991,901	4,128,814	11,385,051	13,805,689
General and administrative	1,561,335	2,132,665	5,100,739	7,209,499
Investigation, litigation, and settlement related costs	—	—	—	8,842
Restructuring costs	—	15,024	177,389	172,995
Total operating expenses	7,068,058	9,730,631	26,138,857	30,924,752
Operating (loss) income	(1,801,617)	(2,473,356)	(9,697,726)	755,960
Interest and other (loss) income, net	(90,037)	25,697	265,397	(339,968)
(Loss) income before income taxes	(1,891,654)	(2,447,659)	(9,432,329)	415,992
Provision for income taxes	84,519	134,280	375,338	403,736
Net (loss) income	$(1,976,173)	$(2,581,939)	$(9,807,667)	$12,256
Less: Accrual of Series A redeemable convertible preferred stock dividends	194,012	190,786	581,986	568,476
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	178,619	149,969	513,269	430,943
Net loss attributable to common stockholders	$(2,348,804)	$(2,922,694)	$(10,902,922)	$(987,163)
Basic net loss per share attributable to common stockholders	$(0.05)	$(0.07)	$(0.25)	$(0.02)
Diluted net loss per share attributable to common stockholders	$(0.05)	$(0.07)	$(0.25)	$(0.02)
Weighted average basic shares outstanding	43,488,448	41,113,431	42,847,038	41,004,976
Weighted average diluted shares outstanding	43,488,448	41,113,431	42,847,038	41,004,976

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(1,976,173)	$(2,581,939)	$(9,807,667)	$12,256
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation	59,527	(93,045)	(502,049)	(124,023)
Net unrealized (loss) gain on marketable securities	(279)	1,429	3,477	6,105
Net minimum pension liability	3,874	(5,733)	7,728	75
Total other comprehensive income (loss), net of applicable taxes:	63,122	(97,349)	(490,844)	(117,843)
Total comprehensive loss	$(1,913,051)	$(2,679,288)	$(10,298,511)	$(105,587)
Less: Accrual of Series A redeemable convertible preferred stock dividends	194,012	190,786	581,986	568,476
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	178,619	149,969	513,269	430,943
Total comprehensive loss attributable to common stockholders	$(2,285,682)	$(3,020,043)	$(11,393,766)	$(1,105,006)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) income	$(9,807,667)	$12,256
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,041,762	1,511,147
Share-based payment compensation	851,449	1,098,305
Non-cash professional services expenses	1,540,713	74,642
Restructuring costs	177,389	172,995
Payment of restructuring costs	(63,714)	(469,247)
Loss on disposal of fixed assets	—	45,213
Provision for returns and doubtful accounts	41,970	(20,004)
Deferred income tax (benefit) provision	(273,648)	41,208
Changes in operating assets and liabilities:
Accounts receivable	3,170,149	3,837,502
Prepaid expenses and other current assets	425,663	(73,428)
Inventory	64,353	195,622
Other assets	32,587	15,978
Accounts payable	(271,992)	144,828
Accrued expenses and other long-term liabilities	(1,539,956)	1,010,797
Deferred revenue	(2,517,096)	(11,623,998)
Net cash used in operating activities	(7,128,038)	(4,026,184)
Cash flows from investing activities:
Sales of marketable securities	7,066,000	11,116,000
Purchases of marketable securities	(150,000)	(10,916,401)
Purchases of property and equipment	(132,268)	(741,926)
Proceeds from sale of fixed assets	—	3,130
Capitalized software development costs	—	(14,100)
Security deposits	82,633	193,790
Purchase of intangible assets	(93,167)	(177,826)
Net cash provided by (used in) investing activities	6,773,198	(537,333)
Cash flows from financing activities:
Proceeds from exercise of stock options	—	59,242
Repurchase of common stock	—	(137,859)
Dividends paid on Series A redeemable convertible preferred stock	—	(377,690)
Net cash used in financing activities	—	(456,307)
Effect of exchange rate changes on cash and cash equivalents	(14,932)	(370,688)
Net decrease in cash and cash equivalents	(369,772)	(5,390,512)
Cash and cash equivalents, beginning of period	6,013,382	10,873,891
Cash and cash equivalents, end of period	$5,643,610	$5,483,379
Supplemental disclosures:
Cash paid for income taxes, net	$549,289	$158,313
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$194,012	$377,690
Series A redeemable convertible preferred stock dividend payment	$576,779	$—
The Company did not pay any interest for the nine months ended September 30, 2016 and 2015.
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

The Company has incurred operating losses in twenty-six of the previous twenty-nine quarters. The Company currently has a working capital deficiency of $9.2 million, which is inclusive of current deferred revenue of $14.6 million, a stockholders' deficit and covenants associated with its Series A redeemable convertible preferred stock that are mutually agreed to annually. The Company believes it continues to have sufficient liquidity to meet its operating requirements which includes marketing its new product offering FreeStor, and expanding its existing suite of software offerings. The Company failed to meet certain targets required by the terms of the Series A redeemable convertible preferred stock for the period ended September 30, 2016 and also expects to fail to meet such targets for the period ended December 31, 2016. If this failure to meet the targets occurs, the Company will be in breach of its covenants. In such event and absent a waiver, the holder, under the terms of the Series A redeemable convertible preferred stock may request that the Company redeem the Series A redeemable convertible preferred stock. In addition, the holder has the right to request a redemption of the Series A redeemable convertible preferred stock on or after August 5, 2017. If the holder requests that the Series A redeemable convertible preferred stock be redeemed, the Company may not have sufficient liquidity or have sufficient surplus as such term is defined under the Delaware General Corporation Law to undertake the redemption. If the Company does not redeem the Series A redeemable convertible preferred stock, the holder of the Series A redeemable convertible preferred stock can pursue other remedies. Refer to Note (13) Series A Redeemable Convertible Preferred Stock for further discussion regarding these other remedies.

In the event of a redemption request by the holder, the Company’s ability to redeem the Series A redeemable convertible preferred stock depends on its ability to execute its business plan, increase revenue and billings and reduce expenditures. During 2016 the Company has focused on aligning its expense structure with revenue expectations which has included tighter expense controls and overall operational efficiencies which better align the Company's current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on the Company's redesigned go-to-market coverage models. The Company has reduced its worldwide headcount to 185 employees as of September 30, 2016, compared with 226 employees as of December 31, 2015. There is no assurance that the Company will be successful in generating sufficient revenue or reducing operating costs.

(b)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, share-based payment compensation, valuation of derivatives, capitalizable software development costs, valuation of goodwill and other intangible assets and income taxes. Actual results could differ from those estimates.

The financial market volatility in many countries where the Company operates has impacted and may continue to impact the Company’s business. Such conditions could have a material impact on the Company’s significant accounting estimates discussed above.

(d)  Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2016, and the results of its operations for the three and nine months ended September 30, 2016 and 2015. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 ("2015 Form 10-K").

(e)  Recently Adopted Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (the "FASB") issued new guidance which requires an entity to determine whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity by considering the economic characteristics and risks of the entire hybrid financial instrument, including the embedded derivative feature that is being evaluated for separate accounting from the host contract. The effects of initially adopting the amendments in this update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, which for the Company was the first quarter of 2016. The adoption of this new accounting guidance by Company has not had any impact on the Company's consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued new guidance which requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable), and to provide related footnote disclosures in certain circumstances. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter, which for the Company is the annual period ending December 31, 2016. The adoption of this new accounting guidance by Company has not had any impact on the Company's consolidated financial position, results of operations or cash flows.

(f)  Recently Issued Accounting Pronouncements

In August 2016, the FASB issued new guidance on presentation and classification of eight specific items within the statement of cash flows, including (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. This update is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017, which for the Company will be the annual period ending December 31, 2018. Early adoption, including adoption in an interim period, is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

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

The Company has entered into various distribution, licensing and joint promotion agreements with OEMs, whereby the Company has provided the OEM a non-exclusive software license to install the Company’s software on certain hardware or to resell the Company’s software in exchange for payments based on the products distributed by these OEMs. Such payments from the OEM or distributor are recognized as revenue in the period reported by the OEM.

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

In 2013, the Company entered into a joint development agreement whereby final acceptance of the software delivered under the joint development agreement occurred on November 16, 2014. During 2014, the Company began to recognize the total committed fee as revenue ratably over a twenty-five and a half month period which began on November 16, 2014 and included a contractual twenty-four month maintenance period. During 2015, the customer elected to terminate its maintenance agreement and as such all unrecognized deferred revenue was accelerated and recognized as product revenue during the first quarter of 2015. During the nine months ended September 30, 2015, the Company recorded total product revenue of approximately $11.3 million related to this agreement. There was no product revenue recorded during the nine months ended September 30, 2016 related to this agreement.

(3) Earnings Per Share

Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and the Series A redeemable convertible preferred stock outstanding.

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options and restricted stock	6,677,895	7,948,021	6,677,895	7,948,021
Series A redeemable convertible preferred stock	8,781,516	8,781,516	8,781,516	8,781,516
Total anti-dilutive common stock equivalents	15,459,411	16,729,537	15,459,411	16,729,537

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator
Net (loss) income	$(1,976,173)	$(2,581,939)	$(9,807,667)	$12,256
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	194,012	190,786	581,986	568,476
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	178,619	149,969	513,269	430,943
Net loss attributable to common stockholders	$(2,348,804)	$(2,922,694)	$(10,902,922)	$(987,163)
Denominator
Weighted average basic shares outstanding	43,488,448	41,113,431	42,847,038	41,004,976
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Series A redeemable convertible preferred stock	—	—	—	—
Weighted average diluted shares outstanding	43,488,448	41,113,431	42,847,038	41,004,976
EPS
Basic net loss per share attributable to common stockholders	$(0.05)	$(0.07)	$(0.25)	$(0.02)
Diluted net loss per share attributable to common stockholders	$(0.05)	$(0.07)	$(0.25)	$(0.02)

(4) Inventories

At September 30, 2016 and December 31, 2015, inventories are as follows:

	September 30, 2016	December 31, 2015
Finished systems	$6,181	$70,534
Total Inventory	$6,181	$70,534

As of September 30, 2016 and December 31, 2015, the Company had not recorded any reserve for excess and/or obsolete inventories in arriving at the estimated net realizable value of its inventory.

(5) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Property and Equipment:
Gross carrying amount	$19,666,124	$19,513,607
Accumulated depreciation	(18,536,559)	(17,947,675)
Property and Equipment, net	$1,129,565	$1,565,932

For the three months ended September 30, 2016 and 2015, depreciation expense was $154,948 and $280,663, respectively. For the nine months ended September 30, 2016 and 2015, depreciation expense was $560,324 and $1,003,224, respectively.

(6) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Software development costs:
Gross carrying amount	$2,917,215	$3,037,215
Accumulated amortization	(2,280,416)	(1,920,399)
Software development costs, net	$636,799	$1,116,816

During the three months ended September 30, 2016 and 2015, the Company recorded $99,654 and $131,736, respectively, of amortization expense related to capitalized software costs. During the nine months ended September 30, 2016 and 2015, the Company recorded $360,017 and $394,064, respectively, of amortization expense related to capitalized software costs.

(7) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,702,691	$3,609,524
Accumulated amortization	(3,474,808)	(3,353,387)
Net carrying amount	$227,883	$256,137

For the three months ended September 30, 2016 and 2015, amortization expense was $39,186 and $40,167, respectively. For the nine months ended September 30, 2016 and 2015, amortization expense was $121,421 and $113,859, respectively.

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

The following table summarizes the plans under which the Company was able to grant equity compensation as of September 30, 2016:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares
FalconStor Software, Inc., 2016 Incentive Stock Plan	2,166,606	2,166,606	—	April 27, 2026
FalconStor Software, Inc., 2016 Outside Directors Equity Compensation Plan	400,000	330,000	70,000	April 27, 2019

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

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of September 30, 2016:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	6,226,395
FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	—	74,000
FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	—	160,000
FalconStor Software, Inc., 2000 Stock Option Plan	—	147,500

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of revenue - Product	$—	$—	$—	$—
Cost of revenue - Support and Service	16,684	26,653	85,521	80,357
Research and development costs	80,310	57,478	1,652,107	228,993
Selling and marketing	88,907	73,575	231,979	225,155
General and administrative	88,305	214,467	422,555	638,442
	$274,206	$372,173	$2,392,162	$1,172,947

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

For the nine months ended September 30, 2016 and 2015, the Company recorded an income tax provision of $375,338 and $403,736, respectively, consisting primarily of state and local and foreign taxes. The effective tax rate for the nine months ended September 30, 2016 and September 30, 2015 was (4.0%) and 97.1%, respectively. The change in the effective tax rate is attributable to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses. As of September 30, 2016, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2016 estimated annual effective tax rate. As of September 30, 2016, the valuation allowance totaled approximately $39.5 million.

The Company’s total unrecognized tax benefits, excluding interest, at both September 30, 2016 and December 31, 2015 were $217,289. At September 30, 2016, $331,762 of unrecognized tax benefits, including interest, if recognized, would reduce the Company’s effective tax rate. As of September 30, 2016 and December 31, 2015, the Company had $114,473 and $100,202, respectively, of accrued interest.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At September 30, 2016 and December 31, 2015, the Level 1 category included money market funds and commercial paper, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At September 30, 2016 and December 31, 2015, the Level 2 category included government securities and corporate debt securities, which are included within cash and cash equivalents and marketable securities in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At September 30, 2016 and December 31, 2015, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of September 30, 2016 or December 31, 2015.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2016:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$3,430,911	$3,430,911	$—	$—
Total cash equivalents	3,430,911	3,430,911	—	—
Marketable securities:
Corporate debt and government securities	500,040	—	500,040	—
Total marketable securities	500,040	—	500,040	—
Derivative liabilities:
Derivative Instruments	173,667	—	—	173,667
Total derivative liabilities	173,667	—	—	173,667

Total assets and liabilities measured at fair value	$4,104,618	$3,430,911	$500,040	$173,667

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2015:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$2,725,094	$2,725,094	$—	$—
Total cash equivalents	2,725,094	2,725,094	—	—
Marketable securities:
Corporate debt and government securities	7,420,042	—	7,420,042	—
Total marketable securities	7,420,042	—	7,420,042	—
Derivative liabilities:
Derivative Instruments	82,024	—	—	82,024
Total derivative liabilities	82,024	—	—	82,024

Total assets and liabilities measured at fair value	$10,227,160	$2,725,094	$7,420,042	$82,024

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning Balance	$164,670	$100,561	$82,024	$137,171
Total loss (gain) recognized in earnings	8,997	(40,868)	91,643	(77,478)
Ending Balance	$173,667	$59,693	$173,667	$59,693

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

The cost and fair values of the Company’s available-for-sale marketable securities as of September 30, 2016, were as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Gains
Government securities	$500,040	$499,969	$71
Corporate debt securities	—	—	—
Marketable Securities	$500,040	$499,969	$71

The cost and fair values of the Company’s available-for-sale marketable securities as of December 31, 2015, were as follows:

	Aggregate Fair Value	Cost or Amortized Cost	Net Unrealized Losses
Government securities	$6,560,303	$6,562,792	$(2,489)
Corporate debt securities	859,739	860,656	(917)
Marketable Securities	$7,420,042	$7,423,448	$(3,406)

The cost and fair values of available-for-sale securities by contractual maturity as of September 30, 2016, were as follows:

	Fair Value	Cost
Due within one year	$500,040	$499,969
Due after one year	—	—
	$500,040	$499,969

(12) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries with expiration dates ranging from 2016 through 2018. The following is a schedule of future minimum lease payments for all operating leases as of September 30, 2016:

2016	$538,561
2017	1,682,631
2018	1,400,649
2019	1,402,181
2020	1,444,247
Thereafter	491,020
$6,959,289

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and nine months ended September 30, 2016, the Company has not incurred any costs related to warranty obligations.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of September 30, 2016, there were no triggering events that would allow the holders of the Series A redeemable convertible preferred stock to require the Company to redeem any of the Series A redeemable convertible preferred stock. As of September 30, 2016, we did not fail any financial or non-financial covenants related to our Series A redeemable convertible preferred stock, though the Company did not meet certain required targets for the three months ended September 30, 2016. Based on the Company's financial projections, the Company does not expect to meet certain of these required targets for the fourth quarter of 2016, which will result in the Company not being in compliance with the financial covenants of the Series A redeemable convertible preferred stock as of December 31, 2016. In such event, the Company would attempt to remedy the failed covenants and obtain waivers from the holders of the Series A redeemable convertible preferred stock. If the Company is unable to obtain waivers, the Company may not have sufficient liquidity or have sufficient surplus as such term is defined under the Delaware General Corporation Law to undertake the redemption. If the Company does not redeem the Series A redeemable convertible preferred stock, the holder of the Series A redeemable convertible preferred stock can pursue other remedies.

On July 24, 2015, the Company entered into an Independent Marketing Agreement with RFN Prime Marketing Inc., to provide among other items, certain sales and marketing deliverables to the Company in exchange for up to 2.55 million shares of restricted Company common stock which will be issued based on certain milestone achievements and/or transactions over a twenty-four month period. The restricted Company common stock will be valued as it is earned, and the resulting value will be recorded as an expense in the period in which the performance milestone is met and the stock is earned. As of September 30, 2016, none of the performance milestones have been met, and therefore no restricted Company common stock has been issued.

On July 24, 2015, the Company renewed its Employment Agreement (“Quinn Employment Agreement”) with Gary Quinn. Pursuant to the Quinn Employment Agreement, the Company agreed to continue to employ Mr. Quinn as President and Chief Executive Officer of the Company effective July 24, 2015, at an annual salary of $475,000 per annum, which will automatically renew every twelve (12) months unless either party gives notice to the other that it will not renew at least sixty (60) days prior to the end of the term. Among other items, the Quinn Employment Agreement also provided for the grant of 500,000 restricted shares which vest 50% and 50% based upon the achievement of two predetermined milestones of the Company’s Common Stock closing trading price for ninety (90) consecutive trading days. The 500,000 restricted shares were granted to Mr. Quinn by the Company’s Compensation Committee on July 28, 2015. As of September 30, 2016, neither of the milestones related to this award have been met.

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expects to achieve on a go forward basis (the “2013 Plan”).  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. As of September 30, 2016 the restructuring accrual totaled $846,337. The 2013 Plan was substantially completed by December 31, 2014; however, the Company expects the majority of the remaining accrued severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next three to twenty-four months.

In addition, as of September 30, 2016, our liability for uncertain tax positions totaled $331,762. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

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

In addition to the veto rights set forth in the preceding paragraph, upon consummation of a fundamental sale transaction in which the consideration is cash and is not approved by the holder of the Series A redeemable convertible preferred stock, the Series A redeemable convertible preferred stock shall be redeemed at a per share redemption price equal to the greater of (i) 250% of the stated value of the Series A redeemable convertible preferred stock (which is currently equal to $22.5 million or $2.56 per share of common stock held by the holder of the Series A redeemable convertible preferred stock on an as converted basis as of September 30, 2016) and (ii) the price such holder would receive in the transaction on an as converted basis.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If the Company does not have the funds necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, the Company's failure to redeem the Series A redeemable convertible preferred stock would be considered a “Breach Event” under the agreements with the holders of the Series A redeemable convertible preferred stock. If a Breach Event were to occur and the Company is in default under or has breached any provision in respect of its obligations to redeem the Series A redeemable convertible preferred stock, then, under the agreements with the holders of our Series A redeemable convertible preferred stock, the Company's Board of Directors would automatically be increased, with the holders of the Series A redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the Series A redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A redeemable convertible preferred stock control of the Company. As of September 30, 2016, there were no triggering events that would allow the holders of the Series A redeemable convertible preferred stock to require the Company to redeem any of the Series A redeemable convertible preferred stock. As of September 30, 2016, we did not fail any financial or non-financial covenants related to our Series A redeemable convertible preferred stock, though the Company did not meet certain required targets for the three months ended September 30, 2016. Based on the Company's financial projections, the Company does not expect to meet certain of these required targets for the fourth quarter of 2016, which will result in the Company not being in compliance with the financial covenants of the Series A redeemable convertible preferred stock as of December 31, 2016. In such event, the Company would attempt to remedy the failed covenants and obtain waivers from the holders of the Series A redeemable convertible preferred stock. If the Company is unable to obtain waivers, the Company may not have sufficient liquidity or have sufficient surplus as such term is defined under the Delaware General Corporation Law to undertake the redemption. If the Company does not redeem the Series A redeemable convertible preferred stock, the holder of the Series A redeemable convertible preferred stock can pursue other remedies.

Holders of the Series A redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company, at its election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. The Company issued 103,200, 143,737 and 186,062 shares of the Company's common stock to the holder of the Series A redeemable convertible preferred stock in January, May and July 2016, respectively, as payment for the fourth quarter 2015 and the first and second quarter 2016 dividends, respectively. As of September 30, 2016, the Company's liability for dividends to the holders of the Series A redeemable convertible preferred stock totaled $194,012. The Company intends to pay this dividend through the issuance of its common stock during the fourth quarter of 2016.

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

The fair value of these derivative instruments and the loss (gain) recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other (loss) income, net” within the condensed consolidated statement of operations, for the three months ended September 30, 2016 and 2015, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning Balance	$164,670	$100,561	$82,024	$137,171
Total loss (gain) recognized in earnings	8,997	(40,868)	91,643	(77,478)
Ending Balance	$173,667	$59,693	$173,667	$59,693

At the time of issuance the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A redeemable convertible preferred stock. These costs are being accreted to the Series A redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. The Company included deductions for accretion and accrued dividends as adjustments to net loss attributable to common stockholders on the condensed consolidated statement of operations for the three and nine months ended September 30, 2016 and 2015. The following represents a reconciliation of net loss attributable to common stockholders for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(1,976,173)	$(2,581,939)	$(9,807,667)	$12,256
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	194,012	190,786	581,986	568,476
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	178,619	149,969	513,269	430,943
Net loss attributable to common stockholders	$(2,348,804)	$(2,922,694)	$(10,902,922)	$(987,163)

(14) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended September 30, 2016 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at June 30, 2016	$(2,288,570)	$350	$31,040	$(2,257,180)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	59,527	(1,289)	2,616	60,854
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,010	1,258	2,268
Total other comprehensive income (loss)	59,527	(279)	3,874	63,122
Accumulated other comprehensive (loss) income at September 30, 2016	$(2,229,043)	$71	$34,914	$(2,194,058)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the nine months ended September 30, 2016 are as follows:

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2015	$(1,726,994)	$(3,406)	$27,186	$(1,703,214)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(502,049)	1,224	4,039	(496,786)
Amounts reclassified from accumulated other comprehensive (loss) income	—	2,253	3,689	5,942
Total other comprehensive (loss) income	(502,049)	3,477	7,728	(490,844)
Accumulated other comprehensive (loss) income at September 30, 2016	$(2,229,043)	$71	$34,914	$(2,194,058)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended September 30, 2015 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at June 30, 2015	$(1,567,473)	$3,268	$32,421	$(1,531,784)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(93,045)	1,511	(7,348)	(98,882)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(82)	1,615	1,533
Total other comprehensive (loss) income	(93,045)	1,429	(5,733)	(97,349)
Accumulated other comprehensive (loss) income at September 30, 2015	$(1,660,518)	$4,697	$26,688	$(1,629,133)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the nine months ended September 30, 2015 are as follows:

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2014	$(1,536,495)	$(1,408)	$26,613	$(1,511,290)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(124,023)	6,536	(4,898)	(122,385)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(431)	4,973	4,542
Total other comprehensive (loss) income	(124,023)	6,105	75	(117,843)
Accumulated other comprehensive (loss) income at September 30, 2015	$(1,660,518)	$4,697	$26,688	$(1,629,133)

For the three and nine months ended September 30, 2016 and 2015, the amounts reclassified to net loss related to the Company’s defined benefit plan and maturity of marketable securities. These amounts are included within “Operating (loss) income” within the condensed consolidated statements of operations.

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

During the three and nine months ended September 30, 2016 and the three months ended September 30, 2015, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2015, the Company repurchased 92,161 shares of its common stock at an aggregate purchase price of $137,859 or $1.50 per share. As of September 30, 2016, the Company had the authorization to repurchase 4,907,839 shares of its common stock based upon its judgment and market conditions.

Independent Marketing Agreement

On July 24, 2015, the Company entered into an Independent Marketing Agreement with RFN Prime Marketing Inc., to provide among other items, certain sales and marketing deliverables to the Company in exchange for up to 2.55 million shares of restricted Company common stock which will be issued based on certain milestone achievements and/or transactions over a twenty-four month period. The restricted Company common stock will be valued as it is earned, and the resulting value will be recorded as an expense in the period in which the performance milestone is met and the stock is earned. As of September 30, 2016, none of the performance milestones have been met, and therefore no restricted Company common stock has been issued.

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

(17) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three and nine months ended September 30, 2016 and 2015, and the location of long-lived assets as of September 30, 2016 and December 31, 2015, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Americas	$1,856,175	$2,980,427	$6,909,801	$20,613,518
Asia Pacific	2,958,989	3,441,168	8,645,233	9,547,455
Europe, Middle East, Africa and Other	2,511,646	3,261,631	7,272,058	9,014,718
Total Revenue	$7,326,810	$9,683,226	$22,827,092	$39,175,691

	September 30, 2016	December 31, 2015
Long-lived assets:
Americas	$6,570,271	$7,519,787
Asia Pacific	622,935	650,633
Europe, Middle East, Africa and Other	118,133	168,241
Total long-lived assets	$7,311,339	$8,338,661

For both the three and nine months ended September 30, 2016, the Company had one customer, Hitachi Data Systems, that accounted for 11% of total revenue. For the three months ended September 30, 2015, the Company had one customer, Hitachi Data Systems, that accounted for 15% of total revenue. For the nine months ended September 30, 2015, the Company had one customer, Violin Memory, Inc., that accounted for 29% of total revenue.

As of September 30, 2016, the Company had two customers, Datang Telecom International Technology Co., Ltd and Huawei Technologies Co., Ltd that accounted for 18% and11%, respectively, of the gross accounts receivable balance. As of December 31, 2015, the Company had two customers, Datang Telecom International Technology Co., Ltd and Hitachi Data Systems, that accounted for 11% and 10%, respectively, of the gross accounts receivable balance.

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

	Severance related costs	Facility and other costs	Total
Original charge	$3,179,131	$426,889	$3,606,020
Utilized/Paid	(2,067,554)	(231,973)	(2,299,527)
Balance at December 31, 2013	$1,111,577	$194,916	$1,306,493
Provisions/Additions	365,174	770,136	1,135,310
Utilized/Paid	(653,325)	(759,563)	(1,412,888)
Balance at December 31, 2014	$823,426	$205,489	$1,028,915
Provisions/Additions	55,527	117,468	172,995
Utilized/Paid	(161,313)	(307,935)	(469,248)
Balance at December 31, 2015	$717,640	$15,022	$732,662
Provisions/Additions	76,030	7,954	83,984
Utilized/Paid	(36,531)	(18,315)	(54,846)
Balance at March 31, 2016	$757,139	$4,661	$761,800
Provisions/Additions	89,198	4,207	93,405
Utilized/Paid	—	(4,664)	(4,664)
Balance at June 30, 2016	$846,337	$4,204	$850,541
Provisions/Additions	—	—	—
Utilized/Paid	—	(4,204)	(4,204)
Balance at September 30, 2016	$846,337	$—	$846,337

The severance related liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses under the 2013 Plan are included within “restructuring costs” in the accompanying condensed consolidated statements of operations.

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

OVERVIEW

Over the past eight-teen months we have continued to drive FreeStor® sales through our originally targeted routes to market which included OEMs, Managed Service Providers and Enterprise customers. We have achieved critical customer and marketplace credibility with the early adopter OEMs and Managed Service Providers. Since the introduction and release of FreeStor in mid-2015, FreeStor has won 11 software-defined storage (SDS) product-of-the-year awards at various leading industry publications, including three publications servicing the Asia markets and six publications servicing the European marketplace and two publications in the Americas.

Since the introduction of FreeStor in May 2015, we have continued to develop and enhance the FreeStor platform to address the ever changing market dynamics to ensure that FreeStor continues to be a leader in the SDS market place. The latest enhancements were delivered in October 2016, including new primary instance only pricing, public cloud connectors (AWS, Azure, Oracle Cloud, Aliyun, Huawei), enhanced Core-to-Edge Analytics, Unified Client Management, improved secure multi-tenancy, external security (A.D. and LDAP), and numerous performance optimizations. The FreeStor Cinder Driver for OpenStack has also been approved and is now included in the OpenStack Newton distribution as well as the RedHat OpenStack 8 distribution. Enhancements delivered in the first quarter of 2016, included end-to-end intelligent predictive analytics which offers insight across heterogeneous storage environments. FreeStor gives customers the ability to move workloads to the right destination, on-premise or in the cloud, with real insight for the right price. FreeStor is an SDS platform that gives customers the power to seamlessly migrate, recover, protect and deduplicate data - on or off the cloud - without tying their business to specific hardware, networks or protocols. FreeStor’s Intelligent Abstraction® Layer enables the free flow of data and common services between the front end and back end, regardless of environment or location. Intelligent Abstraction virtualizes both existing and future storage for a more efficient and consolidated storage infrastructure. Unlike array-based analytics, FreeStor’s new Intelligent Predictive Analytics provides real-time and historical analytics across heterogeneous storage systems to better manage capacity, performance, and availability. By combining Intelligent Abstraction with Predictive Analytics, users are able to take intelligent action based on real-time information to optimize and maintain their storage environment from a single pane of glass regardless of storage vendor or location. FreeStor addresses heterogeneous storage portfolios, all-flash array and hybrid flash array hardware manufacturers which do not have a software stack or do not have an enterprise-ready software stack, and solutions for managed service providers. FreeStor provides centralized management, monitoring, reporting and provisioning through a web browser, tablet or smartphone which gives end-users or storage administrators the ability to be completely mobile when managing their virtual storage portfolio.

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

Bookings for the third quarter of 2016 totaled $5.5 million, compared with $8.8 million in the third quarter of 2015 and $8.8 million in the second quarter of 2016. For the first nine months of 2016, the entire FreeStor technology and subscription-based platform achieved 128% of the entire 2015 bookings results. We believe these bookings achievements in such a short period of time validate FreeStor as a leader within the newly emerging SDS marketplace in such a short period of time. However, while we are pleased with the bookings growth for the FreeStor technology and subscription-based platform, especially during the first nine months of 2016, these bookings failed to make up for booking declines in our legacy product lines. In addition, the level of customer deal elongation and customer indecisiveness to purchase in a timely manner as a result of customers working through their organizational purchasing strategies continues to provide significant headwinds for both the storage software industry and FalconStor. As a result, we will continually look to optimize our cost-structures and allocate resources in order to gain operational efficiencies in order to match our run-rate outlook of bookings, billings and total revenue to ensure we are optimizing our business operations.

For the third quarter of 2016, GAAP revenue totaled $7.3 million, compared with $9.7 million in the third quarter of 2015. This decrease was partially attributable to an increase in the mix of ratable product license sales in the third quarter of 2016 as compared with the same period in 2015 of 65% and 45%, respectively. In addition, as discussed above, declines in our traditional product lines also contributed to the decline in current period GAAP revenue.

Product revenue from our OEM partners decreased $0.1 million, while product revenue from our non-OEM partners decreased $1.3 million. We had one customer which accounted for more than 10% of our total GAAP revenue; Hitachi Data Systems which accounted for 11% of our total revenue in the third quarter of 2016.

Deferred revenue as of September 30, 2016 totaled $23.5 million, which decreased 5% compared with September 30, 2015, and 9% compared with December 31, 2015.

Support and services revenue decreased 14% from $5.9 million for the three months ended September 30, 2015 to $5.1 million for the three months ended September 30, 2016.

Overall, our operating expenses decreased 27% or $2.7 million to $7.1 million for the three months ended September 30, 2016, compared with $9.7 million in the same period in 2015. Included in our operating expenses for both the three months ended September 30, 2016 and 2015 was $0.3 million of share-based compensation expense, respectively.

Net loss for the three months ended September 30, 2016 was $2.0 million, compared with $2.6 million for the three months ended September 30, 2015.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2015.

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

Total revenue for the three months ended September 30, 2016 decreased 24% to $7.3 million, compared with $9.7 million for the three months ended September 30, 2015. Our cost of revenue decreased 15% to $2.1 million for the three months ended September 30, 2016, compared with $2.4 million for the three months ended September 30, 2015. Our operating expenses decreased 27% to $7.1 million for the three months ended September 30, 2016, compared with $9.7 million for the three months ended September 30, 2015. Included in the operating results for the three months ended September 30, 2016 and 2015 was $0.3 million and $0.4 million of share-based compensation expense, respectively. Net loss for the three months ended September 30, 2016 was $2.0 million, compared with $2.6 million for the three months ended September 30, 2015. Net loss attributable to common stockholders, which includes the effects of Series A redeemable convertible preferred stock dividends and accretion of the discounts related to the issuance of the Series A redeemable convertible preferred stock, was $2.3 million for the three months ended September 30, 2016, compared with $2.9 million for the three months ended September 30, 2015.

Overall, our total operating expenses decreased $2.7 million, or 27%, to $7.1 million for the three months ended September 30, 2016, compared with $9.7 million for the same period in 2015. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 185 employees as of September 30, 2016, compared with 237 employees as of September 30, 2015. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing.

Revenue

	Three Months Ended September 30,
	2016	2015
Revenue:
Product revenue	$2,245,544	$3,756,579
Support and services revenue	5,081,266	5,926,647
Total Revenue	$7,326,810	$9,683,226
Year-over-year percentage change
Product revenue	(40)%	(5)%
Support and services revenue	(14)%	(18)%
Total percentage change	(24)%	(13)%

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

Product revenue decreased 40% from $3.8 million for the three months ended September 30, 2015, to $2.2 million for the three months ended September 30, 2016. These amounts are net of sales return expense of less than $0.1 million recognized during the three months ended September 30, 2016, and less than $0.1 million benefit recognized during the same period in 2015. Product revenue represented 31% and 39% of our total revenue for the three months ended September 30, 2016 and 2015, respectively.

Product revenue from our OEM partners decreased $0.1 million, and from our non-OEM partners decreased $1.3 million for the three months ended September 30, 2016, compared with the same period in 2015. The decline in product revenue from our non-OEM channel was primarily due to, (i) challenges in obtaining new customers, (ii) a decrease in the volume of sales from our legacy product line(s), and (iii) the mix of deals where revenue is recognized ratably over the term of the associated maintenance agreement, rather than upon transaction completion and product delivery. Product revenue from our non-OEM partners represented 77% and 83% of our total product revenue for the three months ended September 30, 2016 and 2015, respectively. Product revenue from our OEM partners represented 23% and 17% of our total product revenue for the three months ended September 30, 2016 and 2015, respectively.

We continue to invest in our product portfolio by refreshing our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenue derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed or over the contractual term if vendor-specific objective evidence ("VSOE") does not exist for all undelivered elements. Engineering services are recognized upon customer acceptance or over the remaining contract term if VSOE does not exist for the remaining deliverables upon acceptance. Support and services revenue decreased 14% from $5.9 million for the three months ended September 30, 2015 to $5.1 million for the three months ended September 30, 2016. The decrease in support and services revenue was attributable to a decrease in both maintenance and technical support services revenue and professional services revenue.

Maintenance and technical support services revenue decreased from $5.7 million for the three months ended September 30, 2015 to $4.9 million for the three months ended September 30, 2016. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended September 30, 2016, the decline in maintenance and technical support services revenue was primarily attributable to a decrease of $0.9 million in maintenance revenue from our non-OEM partners primarily driven by the overall decline in product license sales over the past twelve to twenty-four months. Additionally, the conversion of existing customers using our legacy products to our Freestor subscription product has resulted and will continue to result in a shift of revenue from maintenance and technical support services revenue to product revenue.

Professional services revenue decreased $0.1 million, to $0.2 million for the three months ended September 30, 2016, compared with $0.2 million for the same period in 2015. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue

	Three Months Ended September 30,
	2016	2015
Cost of revenue:
Product	$145,986	$510,861
Support and service	1,914,383	1,915,090
Total cost of revenue	$2,060,369	$2,425,951
Total Gross Profit	$5,266,441	$7,257,275
Gross Margin:
Product	93%	86%
Support and service	62%	68%
Total gross margin	72%	75%

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

Cost of product revenue for the three months ended September 30, 2016 decreased $0.4 million, or 71%, to $0.1 million, compared with $0.5 million for the same period in 2015. Product gross margin increased to 93% for the three months ended September 30, 2016, compared with 86% for the same period in 2015. The increase in product gross margin was primarily attributable to an increase in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the same period in 2015. Our cost of support and service revenue for the three months ended September 30, 2016 remained consistent with the same period in 2015. Support and service gross margin decreased to 62% for the three months ended September 30, 2016, compared with 68% for the three months ended September 30, 2015, as a result of the decrease in support and services revenue.

Total gross profit decreased $2.0 million, or 27%, to $5.3 million for the three months ended September 30, 2016, compared with $7.3 million for the same period in 2015. Total gross margin decreased to 72% for the three months ended September 30, 2016, compared with 75% for the same period in 2015. The decrease in our total gross margin was primarily due to the decrease in revenue and the mix of sales. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.9 million, or 27%, to $2.5 million for the three months ended September 30, 2016, from $3.5 million in the same period in 2015. The decrease was primarily related to cost associated with our exclusive source code license and distribution agreement, which totaled approximately $0.8 million and was included in the 2015 results which did not repeat in the third quarter of 2016. In addition, the decrease was also due to a decrease in personnel related costs, as we continue to allocate the appropriate level of resources based upon the product development roadmap schedule. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs was $0.1 million for each the three months ended September 30, 2016 and September 30, 2015.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $1.1 million, or 28%, to $3.0 million for the three months ended September 30, 2016, from $4.1 million for the same period in 2015. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel related costs including a decrease in our sales and marketing headcount as we continue to optimize our go-to-market coverage models around the world. Share-based compensation expense included in selling and marketing was $0.1 million for each of the three months ended September 30, 2016 and September 30, 2015.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses decreased $0.6 million or 27%, to $1.6 million for the three months ended September 30, 2016, from $2.1 million for the same period in 2015. The decrease in general and administrative expenses was primarily attributable to continuing to optimize personnel costs, professional fees and other various general and administrative costs within the Company. Share-based compensation expense included in general and administrative expenses was $0.1 million and $0.2 million for the three months ended September 30, 2016 and September 30, 2015, respectively.

Interest and Other (Loss) Income, net

Interest and other (loss) income, net, decreased $0.1 million to expense of $0.1 million for the three months ended September 30, 2016, compared with income of less than $0.1 million for the same period in 2015. The change in interest and other (loss) income, net, was primarily due to reduced cash and cash equivalents and marketable securities balances compared to the comparable 2015 period and net foreign currency loss of $0.1 million recorded during the three months ended September 30, 2016.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For the three months ended September 30, 2016 and 2015, the Company recorded an income provision of $0.1 million each. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the three months ended September 30, 2016, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2016 estimated annual effective tax rate.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2015.

Total revenue for the nine months ended September 30, 2016 decreased 42% to $22.8 million, compared with $39.2 million for the nine months ended September 30, 2015. This decrease was mainly attributable to $11.3 million of revenue recorded for the nine months ended September 30, 2015 from a joint development agreement which did not repeat in 2016. Excluding revenue from the joint development agreement, revenue for the nine months ended September 30, 2016 decreased 18% to $22.8 million, compared with $27.9 million for the nine months ended September 30, 2015. Our cost of revenue decreased 15% to $6.4 million for the nine months ended September 30, 2016, compared with $7.5 million for the nine months ended September 30, 2015. Our operating expenses decreased 15% to $26.1 million for the nine months ended September 30, 2016, compared with $30.9 million for the nine months ended September 30, 2015. Included in the operating results for the nine months ended September 30, 2016 and 2015 was $2.4 million and $1.2 million of share-based compensation expense, respectively. Net loss for the nine months ended September 30, 2016 was $9.8 million, compared with net income of less than $0.1 million for the nine months ended September 30, 2015. Net loss attributable to common stockholders, which includes the effects of Series A redeemable convertible preferred stock dividends and accretion of the discounts related to the issuance of the Series A redeemable convertible preferred stock, was $10.9 million for the nine months ended September 30, 2016, compared with $1.0 million for the nine months ended September 30, 2015.

Overall, our total operating expenses decreased $4.8 million, or 15%, to $26.1 million for the nine months ended September 30, 2016, compared with $30.9 million for the same period in 2015. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 185 employees as of September 30, 2016, compared with 237 employees as of September 30, 2015. We continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. These decreases were partly offset by an increase of $1.2 million in share-based compensation expense due to $1.5 million related to costs associated with our exclusive source code license and development agreement paid through the issuance of our common stock.

Revenue

	Nine Months Ended September 30,
	2016	2015
Revenue:
Product revenue	$7,465,996	$21,377,450
Support and services revenue	15,361,096	17,798,241
Total Revenue	$22,827,092	$39,175,691
Year-over-year percentage change
Product revenue	(65)%	62%
Support and services revenue	(14)%	(17)%
Total percentage change	(42)%	14%

Product revenue

Product revenue decreased 65% from $21.4 million for the nine months ended September 30, 2015, to $7.5 million for the nine months ended September 30, 2016. This decrease was mainly attributable to $11.3 million of product revenue recorded for the nine months ended September 30, 2015 from a joint development agreement which did not repeat in 2016. Excluding product revenue from the joint development agreement, product revenue for the nine months ended September 30, 2016 decreased 26% to $7.5 million, compared with $10.1 million for the nine months ended September 30, 2015. These amounts are net of sales return expense of less than $0.1 million recognized during the nine months ended September 30, 2016, and income of less than $0.1 million recognized during the same period in 2015. Product revenue represented 33% and 94% of our total revenue for the nine months ended September 30, 2016 and 2015, respectively.

Excluding the joint development agreement revenue, product revenue from our OEM partners increased less than $0.1 million, while product revenue from our non-OEM partners decreased $2.5 million for the nine months ended September 30, 2016, compared with the same period in 2015. The decline in product revenue from our non-OEM channel was primarily due to, (i) challenges in obtaining new customers, (ii) a decrease in the volume of sales from our legacy product line(s), and (iii) the mix of deals where revenue is recognized ratably over the term of the associated maintenance agreement, rather than upon transaction completion and product delivery. Product revenue from our non-OEM partners represented 75% and 38% of our total product revenue for the nine months ended September 30, 2016 and 2015, respectively. Product revenue from our OEM partners represented 25% and 62% of our total product revenue for the nine months ended September 30, 2016 and 2015, respectively. Excluding the joint development agreement product revenue, our non-OEM partners and OEM partners represented 25% and 19%, respectively, of our total product revenue for the nine months ended September 30, 2015.

We continue to invest in our product portfolio by refreshing our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue decreased 14% from $17.8 million for the nine months ended September 30, 2015 to $15.4 million for the nine months ended September 30, 2016. The decrease in support and services revenue was attributable to a decrease in both maintenance and technical support services revenue and professional services revenue.

Maintenance and technical support services revenue decreased from $17.8 million for the nine months ended September 30, 2015 to $15.4 million for the nine months ended September 30, 2016. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the nine months ended September 30, 2016, the decline in maintenance and technical support services revenue was primarily attributable to a decrease of $2.5 million in maintenance revenue from our non-OEM partners primarily driven by the overall decline in product license sales over the past twelve to twenty-four months. Additionally, the conversion of existing customers using our legacy products to our Freestor subscription product has resulted and will continue to result in a shift of revenue from maintenance and technical support services revenue to product revenue.

Professional services revenue decreased $0.2 million, to $0.5 million for the nine months ended September 30, 2016, compared with $0.7 million for the same period in 2015. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue

	Nine Months Ended September 30,
	2016	2015
Cost of revenue:
Product	$710,233	$1,619,142
Support and service	5,675,728	5,875,837
Total cost of revenue	$6,385,961	$7,494,979
Total Gross Profit	$16,441,131	$31,680,712
Gross Margin:
Product	90%	92%
Support and service	63%	67%
Total gross margin	72%	81%

 Cost of revenue, gross profit and gross margin

Cost of product revenue for the nine months ended September 30, 2016 decreased $0.9 million, or 56%, to $0.7 million, compared with $1.6 million for the same period in 2015. Product gross margin decreased to 90% for the nine months ended September 30, 2016, compared with 92% for the same period in 2015. The decrease in product gross margin was primarily attributable to the product revenue recorded in 2015 from a joint development agreement. Excluding the joint development agreement revenue, product gross margin increased to 90% for the nine months ended September 30, 2016, compared with 84% for the nine months ended September 30, 2015. The increase in product gross margin was primarily attributable to an increase in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the same period in 2015. Our cost of support and service revenue for the nine months ended September 30, 2016 decreased $0.2 million, or 3%, to $5.7 million, compared with $5.9 million for the same period in 2015. Support and service gross margin decreased to 63% for the nine months ended September 30, 2016, compared with 67% for the nine months ended September 30, 2015, as a result of the decrease in support and services revenue.

Total gross profit decreased $15.2 million, or 48%, to $16.4 million for the nine months ended September 30, 2016 from $31.7 million for the same period in 2015. Total gross margin decreased to 72% for the nine months ended September 30, 2016, from 81% for the same period in 2015. Excluding the joint development agreement revenue, total gross margin decreased slightly to 72% for the nine months ended September 30, 2016 from 73% for the nine months ended September 30, 2015. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Operating Expenses

Research and Development Costs

Research and development costs decreased $0.3 million, or 3%, to $9.4 million for the nine months ended September 30, 2016, from $9.7 million in the same period in 2015. The decrease in research and development costs was primarily related to a decrease in personnel related costs, as we continue to allocate the appropriate level of resources based upon the product development roadmap schedule. This was partially offset by a $1.2 million increase associated with our exclusive source code license and development agreement, for which we recognized $2.0 million for the nine months ended September 30, 2016 compared with $0.8 million in the comparable 2015 period. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development costs was $1.7 million and $0.2 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. Included in share-based compensation expense for the nine months ended September 30, 2016 was $1.5 million related to costs associated with our exclusive source code license and development agreement which were paid through the issuance of our common stock.

Selling and Marketing

Selling and marketing expenses decreased $2.4 million, or 18%, to $11.4 million for the nine months ended September 30, 2016, from $13.8 million for the same period in 2015. The decrease in selling and marketing expenses was primarily attributable to a decrease in professional fees of $0.8 million primarily related to an investment made in 2014 to penetrate certain market verticals under a one-year arrangement, which ended at March 31, 2015. In addition, the decrease is attributable to a decrease in personnel related costs as well as a decrease in our sales and marketing headcount as we continue to optimize our go-to-market coverage models around the world. Share-based compensation expense included in selling and marketing was $0.2 million for both the nine months ended September 30, 2016 and September 30, 2015.

General and Administrative

General and administrative expenses decreased $2.1 million or 29%, to $5.1 million for the nine months ended September 30, 2016, from $7.2 million for the same period in 2015. The decrease in general and administrative expenses was primarily attributable to $0.5 million of termination costs incurred by the Company during the second quarter of 2015 due to the termination of a contract with an internet communication provider which did not repeat during 2016 as well as continuing to optimize personnel costs, professional fees and other various general and administrative costs within the Company. Share-based compensation expense included in general and administrative expenses was $0.4 million and $0.6 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

Investigation, Litigation and Settlement Related Costs

During the nine months ended September 30, 2016, we did not incur any investigation, litigation, and settlement related costs. During the nine months ended September 30, 2015, our investigation, litigation, and settlement related costs totaled less than $0.1 million.

Restructuring costs

Restructuring costs incurred during the nine months ended September 30, 2016 and 2015, under the 2013 Plan were $0.2 million in each period. For further information, refer to Note (18) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and Other (Loss) Income, net

Interest and other (loss) income, net, increased $0.6 million to income of $0.3 million for the nine months ended September 30, 2016, compared with a loss of $0.3 million for the same period in 2015. The change in interest and other (loss) income, net, was primarily due to net foreign currency gains of $0.2 million and sublease income of $0.1 million recorded during the nine months ended September 30, 2016, compared with net foreign currency losses of $0.4 million for the same period in 2015.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For both the nine months ended September 30, 2016 and 2015, the Company recorded an income provision of $0.4 million. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the nine months ended September 30, 2016, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2016 estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred operating losses in twenty-six of the previous twenty-nine quarters. We currently have a working capital deficiency of $9.2 million, which is inclusive of current deferred revenue of $14.6 million, and a stockholders' deficit and covenants associated with its Series A redeemable convertible preferred stock that are mutually agreed to annually. We believe we continue to have sufficient liquidity to meet our operating requirements which includes marketing our new product offering FreeStor, and expanding our existing suite of software offerings.We failed to meet certain targets required by the terms of the Series A redeemable convertible preferred stock for the period ended September 30, 2016 and expect to fail to meet such targets for the period ended December 31, 2016. If this failure to meet the targets occurs, we will be in breach of our covenants. In such event and absent a waiver, the holder, under the terms of the Series A redeemable convertible preferred stock may request that we redeem the Series A redeemable convertible preferred stock. In addition, the holder has the right to request a redemption of the Series A redeemable convertible preferred stock on or after August 5, 2017. If the holder requests that the Series A redeemable convertible preferred stock be redeemed, we may not have sufficient liquidity or have sufficient surplus as such term is defined under the Delaware General Corporation Law to undertake the redemption. If we do not redeem the Series A redeemable convertible preferred stock, the holder of the Series A redeemable convertible preferred stock can pursue other remedies. Refer to Note (13) Series A Redeemable Convertible Preferred Stock for further discussion regarding these other remedies.

In the event of a redemption request by the holder, our ability to redeem the Series A redeemable convertible preferred stock depends on our ability to execute our business plan, increase revenue and billings and reduce expenditures. During 2016 we have focused on aligning our expense structure with revenue expectations which has included tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. We have reduced our worldwide headcount to 185 employees as of September 30, 2016, compared with 226 employees as of December 31, 2015. There is no assurance that we will be successful in generating sufficient revenue or reducing operating costs.

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

	Nine Months Ended September 30,
	2016	2015
Cash (used in) provided by:
Operating activities	$(7,128,038)	$(4,026,184)
Investing activities	6,773,198	(537,333)
Financing activities	—	(456,307)
Effect of exchange rate changes	(14,932)	(370,688)
Net decrease in cash and cash equivalents	$(369,772)	$(5,390,512)

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities balances generated from operating, investing and financing activities. Our cash and cash equivalents and marketable securities balance as of September 30, 2016 totaled $6.1 million, compared with $13.4 million as of December 31, 2015. Cash and cash equivalents totaled $5.6 million and marketable securities totaled $0.5 million at September 30, 2016. Cash and cash equivalents totaled $6.0 million and marketable securities totaled $7.4 million at December 31, 2015.

We cannot consummate a fundamental sale transaction in which the consideration is stock or a combination of cash and stock without the consent of the holder of the Series A redeemable convertible preferred stock.

In addition to the veto rights set forth in the preceding paragraph, upon consummation of a fundamental sale transaction in which the consideration is cash and is not approved by the holder of the Series A redeemable convertible preferred stock, the Series A redeemable convertible preferred stock shall be redeemed at a per share redemption price equal to the greater of (i) 250% of the stated value of the Series A redeemable convertible preferred stock (which is currently equal to $22.5 million or $2.56 per share of common stock held by the holder of the Series A redeemable convertible preferred stock on an as converted basis as of September 30, 2016) and (ii) the price such holder would receive in the transaction on an as converted basis.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require us to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require us to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of September 30, 2016, there were no triggering events that would allow the holders of the Series A redeemable convertible preferred stock to require the Company to redeem any of the Series A redeemable convertible preferred stock. As of September 30, 2016, we did not fail any financial or non-financial covenants related to our Series A redeemable convertible preferred stock, though we did not meet certain required targets for the three months ended September 30, 2016. Based on our financial projections, we do not expect to meet certain of these required targets for the fourth quarter of 2016, which will result in us not being in compliance with the financial covenants of the Series A redeemable convertible preferred stock as of December 31, 2016. In such event, we would attempt to remedy the failed covenants and obtain waivers from the holders of the Series A redeemable convertible preferred stock. If we are unable to obtain waivers, we may not have sufficient liquidity or have sufficient surplus as such term is defined under the Delaware General Corporation Law to undertake the redemption. If we do not redeem the Series A redeemable convertible preferred stock, the holder of the Series A redeemable convertible preferred stock can pursue other remedies.

Holders of the Series A redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company, at its election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. The Company issued 103,200, 143,737 and 186,062 shares of the Company's common stock to the holder of the Series A redeemable convertible preferred stock in January, May and July 2016, respectively, as payment for the fourth quarter 2015 and the first and second quarter 2016 dividends, respectively. As of September 30, 2016, the our liability for dividends to the holders of the Series A redeemable convertible preferred stock totaled $194,012. We intend to pay this dividend through the issuance of its common stock during the fourth quarter of 2016.

Net cash used in operating activities was $7.1 million for the nine months ended September 30, 2016, compared with $4.0 million for the nine months ended September 30, 2015. The increase in net cash used in operating activities during the nine months ended September 30, 2016, compared with the same period in 2015, was primarily due to a decrease in bookings as well as adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash provided by investing activities was $6.8 million for the nine months ended September 30, 2016, compared with cash used in investing activities of $0.5 million for the nine months ended September 30, 2015. Included in investing activities for the nine months ended September 30, 2016 and September 30, 2015, are the sales and purchases of our marketable securities, purchases of property and equipment, capitalized software development costs, cash received for security deposits and purchases of intangible assets. Net sales of marketable securities for the nine months ended September 30, 2016 was $6.9 million as compared with $0.2 million for the nine months ended September 30, 2015. The cash used to purchase property and equipment was $0.1 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively. We anticipate continued capital expenditures, including capitalized software costs, as we continue to invest in our infrastructure and expand and enhance our product offerings.

There were no cash financing activities during the nine months ended September 30, 2016. Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2015 and related to, (i) $0.4 million of dividends paid to holders of the Series A redeemable convertible preferred stock, (ii) $0.1 million of repurchases of Company common stock, and (iii) less than $0.1 million of proceeds received from the exercise of stock options for the nine months ended September 30, 2015.

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

In addition, as of September 30, 2016, our liability for uncertain tax positions totaled $0.3 million. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

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

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risks.

Our cash, cash equivalents and marketable securities aggregated $6.1 million as of September 30, 2016. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. All of our cash equivalent and marketable securities are designated as available-for-sale and, accordingly, are presented at fair value on our consolidated balance sheets. We regularly assess these risks and have established policies and business practices to manage the market risk of our marketable securities. We generally invest our excess cash in investment grade short to intermediate-term fixed income securities and AAA-rated money market funds and commercial paper. Fixed rate securities may have their fair market value adversely affected due to a rise in interest rates, and we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. Due to the short-term nature of the majority of our investments, the already severely suppressed interest rates we currently earn, and the fact that approximately 92% of our total cash, cash equivalents and marketable securities are comprised of money market funds and cash, we do not believe we are subject to any material interest rate risks on our investment balances levels at September 30, 2016.

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended September 30, 2016 and 2015, approximately 75% and 69% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at September 30, 2016, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.5 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On February 18, 2015, we released the latest version of our CDP/NSS product, CDP/NSS 8.0 and on May 6, 2015 we released our new FreeStor platform. We have spent considerable resources, both financially and in our research and development efforts, developing CDP/NSS 8.0 and FreeStor. In addition, while bookings for FreeStor during the nine months ended September 30, 2016 exceeded the bookings for this product for all of 2015, the bookings associated with our FreeStor platform failed to make up for declines in our traditional product lines. We currently do not have any other products in our pipeline with the same expectations or which we believe have the same potential for market acceptance as CDP/NSS 8.0 and FreeStor. If (i) either CDP/NSS 8.0 or FreeStor do not gain market acceptance, (ii) sales of either CDP/NSS 8.0 or FreeStor are significantly below our expectations, or (iii) the ongoing future feature/functionality sets of both products are delayed, our results may suffer and it could have a material adverse effect on our business, financial condition and operating results.

We are dependent on a significant customer.

For the nine months ended September 30, 2016 we had one customer, Hitachi Data Systems, which accounted for 11% of our total revenue. The loss of this customer, or a significant reduction in revenue from this customer, could have a material adverse effect on our results of operations.

We have had only three profitable quarters since 2009. There is no guarantee that we will be able to return to, or to maintain, profitability.

While we were profitable in the first quarter of 2015, the second quarter of 2014 and the fourth quarter of 2013, our profitability for such periods was the result of the acceleration of the deferred revenue related to our joint development agreement with Violin in the first quarter of 2015, a gain recorded from the settlement with the Estate of ReiJane Huai in the second quarter of 2014, and a gain recorded from a sale of an investment in the fourth quarter of 2013, respectively, none of which we expect to recur. We incurred losses in the first, second and third quarters of 2016, the second, third and fourth quarters of 2015 and the first, third and fourth quarters of 2014 and in each of the seventeen quarters preceding the fourth quarter of 2013. We have taken steps to try to reduce or to eliminate the chance of future losses - such as reducing headcount and other expenses and trying to replace lost OEM sales with sales of FalconStor-branded products - but there is no guarantee that we will be able to return to or to maintain profitability. In addition, our future profitability could be negatively impacted by the decrease of bookings to $21.6 million for the nine months ended September 30, 2016 as compared with $28.9 million for the nine months ended September 30, 2015. As of September 30, 2016, we had approximately $6.1 million in cash, cash equivalents and marketable securities. If losses recur, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent. In addition, to the extent that we continue to incur losses, we may need to seek additional financing and there can be no assurance that we will be able to obtain financing or that such financing will be on favorable terms. Furthermore, to the extent that we issue equity securities in a financing it could be dilutive to our stockholders.

Our stock price may be volatile and if it continues to trade below $1.00 per share or the market value of our common stock continues to be below $35 million, our common stock could be subject to delisting from NASDAQ.
The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the twelve months ended September 30, 2016, the closing market price of our common stock as quoted on the NASDAQ Capital Market fluctuated between $0.91 and $2.07. Subsequent to September 30, 2016, the closing market price of our common stock has consistently been below $1.00 per share. The NASDAQ Capital Market requires that our common stock maintain a bid price of at least $1.00 per share. To the extent that the market price of our common stock closes below $1.00 per share, for thirty consecutive trading days the Company shall receive a notice of delisting and shall have a period of 180 days from such notification to achieve compliance. Compliance can be achieved by meeting the applicable standard for a minimum of 10 consecutive trading days during the 180 day compliance period. As of October 31, 2016, the closing price of our common stock has been below $1.00 for 13 consecutive trading days. If our common stock is delisted from the NASDAQ Capital Market, the liquidity of our common stock could be materially impacted and it may be more difficult to make transactions in our common stock. In addition, because we have a stockholder deficit, the NASDAQ Capital Market requires the market value of our common stock to be at least $35.0 million. As of October 31, 2016, the market value of our common stock was $31.0 million and the market value of our common stock has been below $35 million for 6 consecutive trading days. To the extent that the market value of our common stock remains below $35 million for 30 consecutive trading days, the Company will receive a notice of delisting and shall have a period of 180 days from such notification to achieve compliance. Compliance can be achieved by meeting the applicable standard for a minimum of 10 consecutive trading days during the 180 day compliance period. The market price of our common stock may be significantly affected by the following factors:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In accordance with the terms of the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, the Company elected to pay the dividend payable to the holders of the Series A redeemable convertible preferred stock for the period ended June 30, 2016 through the issuance of 186,062 shares of common stock. Such shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6.     Exhibits

10.1
Separation Agreement and General Release between FalconStor Software, Inc. and Louis Petrucelly, dated August 30, 2016, (Incorporated by reference to Exhibit 10.1 to the Form 8-K dated August 30, 2016).

10.2
Key Employee Change in Control Severance Agreement between FalconStor Software, Inc. and Daniel Murale, dated October 5, 2016, (Incorporated by reference to Exhibit 10.1 to the Form 8-K dated October 11, 2016).

10.3	Amendment No. 1 to Independent Contractor Agreement - RFN Prime Marketing, Inc., dated August 15, 2016.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – September 30, 2016 and December 31, 2015.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Nine Months Ended September 30, 2016 and 2015.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Loss – Three and Nine Months Ended September 30, 2016 and 2015.

(iv)	unaudited Condensed Consolidated Statement of Cash Flows – Nine Months Ended September 30, 2016 and 2015.

(v)	Notes to unaudited Condensed Consolidated Financial Statements – September 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Daniel Murale
Daniel Murale
Vice President of Finance and Interim Chief Financial Officer
(principal financial and accounting officer)

/s/ Gary Quinn
Gary Quinn
President & Chief Executive Officer
November 3, 2016	(principal executive officer)