Form 10-Q
period 2017-03-31
FALCONSTOR SOFTWARE INC
filed 2017-05-05
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of Common Stock outstanding as of April 30, 2017 was 44,399,581.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,431,763	$3,391,528
Accounts receivable, net of allowances of $289,814 and $260,676, respectively	3,525,036	5,003,972
Prepaid expenses and other current assets	1,237,323	1,245,085
Inventory	6,181	6,181
Total current assets	8,200,303	9,646,766
Property and equipment, net of accumulated depreciation of $18,225,602 and $18,580,547, respectively	989,719	1,174,942
Deferred tax assets, net	580,419	577,735
Software development costs, net	458,317	547,558
Other assets	1,026,401	973,949
Goodwill	4,150,339	4,150,339
Other intangible assets, net	208,851	209,456
Total assets	$15,614,349	$17,280,745
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$860,397	$419,877
Accrued expenses	3,651,703	4,471,010
Deferred revenue, net	15,809,374	15,236,123
Total current liabilities	20,321,474	20,127,010
Other long-term liabilities	1,159,992	1,170,844
Deferred tax liabilities, net	260,896	254,776
Deferred revenue, net	7,640,759	8,430,692
Total liabilities	29,383,121	29,983,322
Commitments and contingencies (Note 10)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $9,000,000	9,000,000	9,000,000
Stockholders' deficit:
Common stock - $.001 par value, 100,000,000 shares authorized, 59,682,569 and 59,482,989 shares issued, respectively and 44,154,499 and 43,954,919 shares outstanding, respectively	59,683	59,483
Additional paid-in capital	169,322,586	169,091,255
Accumulated deficit	(133,094,882)	(131,982,685)
Common stock held in treasury, at cost (15,528,070 and 15,528,070 shares, respectively)	(57,032,917)	(57,032,917)
Accumulated other comprehensive loss, net	(2,023,242)	(1,837,713)
Total stockholders' deficit	(22,768,772)	(21,702,577)
Total liabilities and stockholders' deficit	$15,614,349	$17,280,745

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Revenue:
Product revenue	$1,921,052	$2,280,858
Support and services revenue	4,118,063	5,151,473
Total revenue	6,039,115	7,432,331
Cost of revenue:
Product	198,715	244,273
Support and service	1,253,916	1,762,220
Total cost of revenue	1,452,631	2,006,493
Gross profit	$4,586,484	$5,425,838
Operating expenses:
Research and development costs	2,294,863	3,656,777
Selling and marketing	2,050,542	4,268,800
General and administrative	1,621,551	1,705,925
Restructuring	(236,302)	83,984
Total operating expenses	5,730,654	9,715,486
Operating loss	(1,144,170)	(4,289,648)
Interest and other income, net	154,921	118,183
Loss before income taxes	(989,249)	(4,171,465)
Provision for income taxes	122,948	125,147
Net loss	$(1,112,197)	$(4,296,612)
Less: Accrual of Series A redeemable convertible preferred stock dividends	204,575	192,608
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	163,669
Net loss attributable to common stockholders	$(1,316,772)	$(4,652,889)
Basic net loss per share attributable to common stockholders	$(0.03)	$(0.11)
Diluted net loss per share attributable to common stockholders	$(0.03)	$(0.11)
Weighted average basic shares outstanding	44,088,352	41,882,232
Weighted average diluted shares outstanding	44,088,352	41,882,232

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Net loss	$(1,112,197)	$(4,296,612)
Other comprehensive loss, net of applicable taxes:
Foreign currency translation	(185,529)	(227,415)
Net unrealized gain on marketable securities	—	4,039
Net minimum pension liability	—	3,176
Total other comprehensive loss, net of applicable taxes:	(185,529)	(220,200)
Total comprehensive loss	$(1,297,726)	$(4,516,812)
Less: Accrual of Series A redeemable convertible preferred stock dividends	204,575	192,608
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	163,669
Total comprehensive loss attributable to common stockholders	$(1,502,301)	$(4,873,089)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,112,197)	$(4,296,612)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	316,241	396,871
Share-based payment compensation	397,152	290,286
Non-cash professional services expenses	48,262	700,324
Loss on disposal of fixed assets	63,774	—
Provision (benefit) for returns and doubtful accounts	29,651	(4,762)
Deferred income tax provision	23,936	6,630
Changes in operating assets and liabilities:
Accounts receivable	1,453,723	1,389,080
Prepaid expenses and other current assets	12,379	260,358
Inventory	—	40,505
Other assets	(23,484)	32,679
Accounts payable	352,657	83,243
Accrued expenses and other long-term liabilities	(1,139,133)	(820,971)
Deferred revenue	(289,341)	(73,970)
Net cash provided by (used in) operating activities	133,620	(1,996,339)
Cash flows from investing activities:
Sales of marketable securities	—	4,477,000
Purchases of marketable securities	—	(150,000)
Purchases of property and equipment	(44,123)	(102,266)
Security deposits	(23,536)	78,009
Purchase of intangible assets	(40,310)	(20,679)
Net cash (used in) provided by investing activities	(107,969)	4,282,064
Cash flows from financing activities:
Payments for tax withholding for share-based compensation	(9,308)	—
Net cash used in financing activities	(9,308)	—
Effect of exchange rate changes on cash and cash equivalents	23,892	33,802
Net increase in cash and cash equivalents	40,235	2,319,527
Cash and cash equivalents, beginning of period	3,391,528	6,013,382
Cash and cash equivalents, end of period	$3,431,763	$8,332,909
Supplemental disclosures:
Cash paid for income taxes, net	$47,411	$30,568
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$204,575	$192,608
Series A redeemable convertible preferred stock dividend payment	$—	$188,805
The Company did not pay any interest for the three months ended March 31, 2017 and 2016.
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

The Company has incurred significant operating losses in the previous eight years and negative cash flow from operations in five of the previous eight years. The Company currently has a working capital deficiency of $12.1 million, which is inclusive of current deferred revenue of $15.8 million and a stockholders' deficit of $22.8 million. During the three months ended March 31, 2017, the Company incurred a net loss of $1.1 million and cash flow from operations of $0.1 million. The Company's total cash balance at March 31, 2017 was $3.4 million, an increase of less than $0.1 million as compared to December 31, 2016. In addition to these financial metrics, as of December 31, 2016, the Company was not in compliance with the financial covenants of the Series A redeemable convertible preferred stock, which were mutually agreed to annually, for two consecutive quarters. This breach provides the holder of the Series A redeemable convertible preferred stock with the right to require the Company to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of the Company's common stock as of December 31, 2016. To date, the holder of the Series A redeemable convertible preferred stock has neither exercised nor waived this right and accordingly this right may be exercised at any time. In addition, the holders of the Series A redeemable convertible preferred stock have the right to request a redemption of the Series A redeemable convertible preferred stock on or after August 5, 2017. If the holders request that the Series A redeemable convertible preferred stock be redeemed, the Company may not have sufficient liquidity to undertake the redemption. If the Company does not redeem the Series A redeemable convertible preferred stock, the holder of the Series A redeemable convertible preferred stock can pursue other remedies. Refer to Note (11) Series A Redeemable Convertible Preferred Stock for further discussion regarding these other remedies. The Company's reduced cash balance and history of losses both in and of itself, and in combination with the redemption rights of the holders of the Series A redeemable convertible preferred stock, raise substantial doubt about the Company's ability to continue as a going concern within one year after May 5, 2017 (the date that these financial statements were issued).

The Company's ability to continue as a going concern, including in the event of a redemption request by the holder, depends on its ability to execute its business plan, increase revenue and billings and reduce expenditures. During 2016, the Company continued to focus on aligning its expense structure with revenue expectations which included tighter expense controls and overall operational efficiencies which better align the Company's current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on the Company's redesigned go-to-market coverage models. These expense reduction initiatives continued throughout the first quarter of 2017 but to a lesser extent. The Company's worldwide headcount was 165 employees as of March 31, 2017, compared with 166 and 226 employees as of December 31, 2016 and 2015, respectively. Although, these reductions in operating expenses directly related to the Company achieving its goal of being cash flow positive for the first quarter of 2017, the Company's bookings, billings and revenue continued to decline which negatively impacts the Company's ability to continue as a going concern.

There is no assurance that the Company will be successful in generating sufficient bookings, billings, revenue or continue to reduce operating costs. In addition, if the Company continues to incur losses, the Company may need to seek additional financing and there can be no assurance that the Company will be able to obtain financing or that such financing will be on favorable terms. Any such financing could be dilutive to our shareholders. Failure to generate sufficient revenue, billings, control or reduce expenditures and/or the inability to obtain financing will result in an inability of the Company to continue as a going concern.

(c)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(d)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, share-based payment compensation, valuation of derivatives, capitalizable software development costs, valuation of goodwill and other intangible assets and income taxes. Actual results could differ from those estimates.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2017, and the results of its operations for the three months ended March 31, 2017 and 2016. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K").

(f)  Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued new guidance on accounting for employee share-based payment awards to simplify the accounting related to several aspects of accounting for share-based payment transactions, including income tax consequences of share-based payment transactions, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The Company adopted this guidance as of January 1, 2017. In accordance with this new guidance the Company has made an entity-wide accounting policy election to account for forfeitures when they occur. As a result of this election, the Company recognized additional stock-based compensation expense of approximately $0.1 million in the first quarter of 2017 to adjust for actual forfeitures on historical share-based payment awards.

In January 2017, the FASB issued new guidance on accounting for goodwill to simplify the goodwill impairment test by eliminating Step 2 of the goodwill impairment test. This new guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The new standard is effective for the annual period beginning after December 15, 2019, including interim reporting periods within that period, which for the Company is the annual period ending December 31, 2020. Early adoption is permitted. The Company elected to adopt this guidance as of January 1, 2017, prospectively for impairment tests performed subsequent to January 1, 2017. The Company's single reporting unit for purposes of its goodwill impairment test has a negative carrying value of $13.8 million as of March 31, 2017 and thus the Company determined there has been no impairment of goodwill. The adoption of this guidance did not have an impact on the Company's financial statements and related disclosures.

(g)  Recently Issued Accounting Pronouncements

In March 2017, the FASB issued new guidance on retirement benefits, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The income statement guidance requires application on a retrospective basis. The ASU is effective for public entities for annual periods beginning after December 15, 2017, including interim periods, with early adoption permitted, which for the Company will be the annual period ending December 31, 2018. The Company has not yet adopted this guidance and currently does not expect the adoption of the new guidance by the Company to have a significant impact on the Company's financial statements and related disclosures.

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

In February 2016, the FASB issued new guidance on leases to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This new guidance will replace existing guidance on leases in accounting principles generally accepted in the United States when it becomes effective. The new standard is effective for the annual period beginning after December 15, 2018, including interim reporting periods within that period, which for the Company will be the annual period ending December 31, 2019. Early application is permitted. The standard requires the use of a modified retrospective transition method; however, certain optional practical expedients may be applied. The Company's preliminary analysis indicates that the Company will recognize a liability for remaining lease payments and a right-of-use asset related to the Company's operating lease covering its corporate office facility that expires in April 2021. Currently the Company's additional operating leases related to offices in foreign countries are set to expire prior to adoption of the new guidance. The Company is in the initial stages of evaluating the effect of the standard on the Company's financial statements.

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

In May 2014, the FASB issued new guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance will replace most existing revenue recognition guidance in GAAP in the United States when it becomes effective. The new standard is effective for the annual period beginning after December 15, 2017, including interim reporting periods within that period, which for the Company will be the annual period ending December 31, 2018. Early application as of January 1, 2017 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures. The Company has formed an implementation team to evaluate the standard's effect on the Company's financial statements. The Company has historically deferred revenue for certain deliverables in its multiple-element arrangements due to a lack of vendor-specific objective evidence (“VSOE”) for those deliverables. The Company's preliminary analysis indicates that the Company will recognize revenue for these arrangements earlier under the new standard than under existing guidance due to the elimination of the VSOE requirement. The Company will use the cumulative effect transition method upon adoption of this guidance. The Company is in the initial stages of evaluating the effect of the standard on the Company's financial statements.

(2) Summary of Significant Accounting Policies

The Company's significant accounting policies were described in Note (1) "Summary of Significant Accounting Policies" of the 2016 Form 10-K. The Company's revenue recognition accounting policy is included below in (a) for reference. There have been no significant changes in the Company's significant accounting policies since December 31, 2016, other than those noted below in (b) and (c). For a description of the Company's other significant accounting policies refer to the 2016 Form 10-K.

(a) Revenue Recognition

The Company derives its revenue from sales of its products, support and services. Product revenue consists of the Company’s software integrated with industry standard hardware and sold as complete turn-key integrated solutions, as stand-alone software applications or sold on a subscription or consumption basis. Depending on the nature of the arrangement revenue, related to turn-key solutions and stand-alone software applications are generally recognized upon shipment and delivery of license keys. For certain arrangements revenue is recognized based on usage or ratably over the term of the arrangement. Support and services revenue consists of both maintenance revenues and professional services revenues. Revenue is recorded net of applicable sales taxes.

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

(b) Share-Based Payments

The Company accounts for share-based payments in accordance with the authoritative guidance issued by the FASB on share-based compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of actual forfeitures. For share-based payment awards that contain performance criteria share-based compensation, expense is recorded when the achievement of the performance condition is considered probable of achievement and is recorded on a straight-line basis over the requisite service period. If such performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model or the Monte Carlo simulation model if a market condition exists. Share-based compensation expense for a share-based payment award with a market condition is recorded on a straight-line basis over the longer of the explicit service period or the service period derived from the Monte Carlo simulation. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. All share-based awards are expected to be fulfilled with new shares of common stock.

(c)	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. The Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, the computed difference represents the amount of impairment. The Company's single reporting unit for purposes of its goodwill impairment test has a negative carrying value of $13.8 million as of March 31, 2017 and thus the Company has determined there was no impairment of goodwill.

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Stock options and restricted stock	6,653,115	8,163,531
Series A redeemable convertible preferred stock	8,781,516	8,781,516
Total anti-dilutive common stock equivalents	15,434,631	16,945,047

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended March 31,
	2017	2016
Numerator
Net loss	$(1,112,197)	$(4,296,612)
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	204,575	192,608
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	163,669
Net loss attributable to common stockholders	$(1,316,772)	$(4,652,889)
Denominator
Weighted average basic shares outstanding	44,088,352	41,882,232
Effect of dilutive securities:
Stock options and restricted stock	—	—
Series A redeemable convertible preferred stock	—	—
Weighted average diluted shares outstanding	44,088,352	41,882,232
EPS
Basic net loss per share attributable to common stockholders	$(0.03)	$(0.11)
Diluted net loss per share attributable to common stockholders	$(0.03)	$(0.11)

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Property and Equipment:
Gross carrying amount	$19,215,321	$19,755,489
Accumulated depreciation	(18,225,602)	(18,580,547)
Property and Equipment, net	$989,719	$1,174,942

For the three months ended March 31, 2017 and 2016, depreciation expense was $186,085 and $224,901, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Software development costs:
Gross carrying amount	$2,917,215	$2,917,215
Accumulated amortization	(2,458,898)	(2,369,657)
Software development costs, net	$458,317	$547,558

During the three months ended March 31, 2017 and 2016, the Company recorded $89,241 and $130,493, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,765,747	$3,725,437
Accumulated amortization	(3,556,896)	(3,515,981)
Net carrying amount	$208,851	$209,456

For the three months ended March 31, 2017 and 2016, amortization expense was $40,915 and $41,477, respectively.

(7) Share-Based Payment Arrangements

The following table summarizes the plans under which the Company was able to grant equity compensation as of March 31, 2017:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares
FalconStor Software, Inc., 2016 Incentive Stock Plan	2,166,606	176,093	1,680,000	April 27, 2026
FalconStor Software, Inc., 2016 Outside Directors Equity Compensation Plan	400,000	360,000	40,000	April 27, 2019

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of March 31, 2017:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	4,755,415
FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	—	20,200
FalconStor Software, Inc., 2007 Outside Directors Equity Compensation Plan	—	10,000
FalconStor Software, Inc., 2000 Stock Option Plan	—	147,500

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Cost of revenue - Product	$—	$—
Cost of revenue - Support and Service	56,451	24,771
Research and development costs	129,715	746,162
Selling and marketing	56,540	67,730
General and administrative	202,708	151,947
	$445,414	$990,610

On March 7, 2016, the Company issued an aggregate of 507,070 shares of the Company's common stock to Cumulus Logic, LLC, as a milestone payment pursuant to the terms of a Software License and Development Agreement between the Company and Cumulus Logic, LLC. The shares have an aggregate value of $765,000 based on the 30 day trading day average of the Company's common stock immediately prior to July 29, 2015, the date that the License and Development Agreement was executed. The Company recognized share-based compensation expense of $699,757 related to this transaction based on the fair value per share of the common stock on the date of issue of $1.38. This expense was included in "research and development costs" in the accompanying consolidated statements of operations.

On April 1, 2016, the Company issued an aggregate of 591,582 shares of the Company's common stock to Cumulus Logic, LLC, as the final milestone payment pursuant to the terms of a Software License and Development Agreement between the Company and Cumulus Logic, LLC. The shares have an aggregate value of $892,500 based on the 30 day trading day average of the Company's common stock immediately prior to July 29, 2015, the date that the License and Development Agreement was executed. On April 1, 2016, the Company recognized share-based compensation expense of $786,804 related to this transaction based on the fair value per share of the common stock on the date of issue of $1.33.

(8) Income Taxes

The Company’s provision for income taxes consists of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the three months ended March 31, 2017 and 2016, the Company recorded an income tax provision of $122,948 and $125,147, respectively, consisting primarily of state and local and foreign taxes. The effective tax rate for the three months ended March 31, 2017 and March 31, 2016 was (12.4%) and (3.0%), respectively. The change in the effective tax rate is attributable to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses. As of March 31, 2017, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2017 estimated annual effective tax rate. As of March 31, 2017, the valuation allowance totaled approximately $39.0 million.

The Company’s total unrecognized tax benefits, excluding interest, at both March 31, 2017 and December 31, 2016 were $217,461. At March 31, 2017, $333,248 of unrecognized tax benefits, including interest, if recognized, would reduce the Company’s effective tax rate. As of March 31, 2017 and December 31, 2016, the Company had $115,787 and $111,278, respectively, of accrued interest.

(9) Fair Value Measurements

The Company measures its cash equivalents and derivative instruments at fair value. Fair value is an exit price, representing the amount that would be received on the sale of an asset or that would be paid to transfer a liability in an orderly transaction between market participants. As a basis for considering such assumptions, the Company utilizes a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value.

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At March 31, 2017 and December 31, 2016, the Level 1 category included money market funds, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At March 31, 2017 and December 31, 2016, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At March 31, 2017 and December 31, 2016, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash, cash equivalents categorized as Level 3 as of March 31, 2017 or December 31, 2016.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2017:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$534,257	$534,257	$—	$—
Total cash equivalents	534,257	534,257	—	—
Derivative liabilities:
Derivative Instruments	355,612	—	—	355,612
Total derivative liabilities	355,612	—	—	355,612

Total assets and liabilities measured at fair value	$889,869	$534,257	$—	$355,612

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$1,133,280	$1,133,280	$—	$—
Total cash equivalents	1,133,280	1,133,280	—	—
Derivative liabilities:
Derivative Instruments	336,862	—	—	336,862
Total derivative liabilities	336,862	—	—	336,862

Total assets and liabilities measured at fair value	$1,470,142	$1,133,280	$—	$336,862

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,
	2017	2016
Beginning Balance	$336,862	$82,024
Total loss recognized in earnings	18,750	51,205
Ending Balance	$355,612	$133,229

(10) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries with expiration dates ranging from 2017 through 2018. The following is a schedule of future minimum lease payments for all operating leases as of March 31, 2017:

2017	$1,171,426
2018	1,399,626
2019	1,402,181
2020	1,444,247
2021	491,020
Thereafter	—
$5,908,500

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three months ended March 31, 2017, the Company has not incurred any costs related to warranty obligations.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of December 31, 2016, the Company was not in compliance with the financial covenants of the Series A redeemable convertible preferred stock for two consecutive quarters, which provides the Series A redeemable convertible preferred stockholders the right to require the Company to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of the Company's common stock as of December 31, 2016. To date, the holders of the Series A redeemable convertible preferred stock have neither exercised nor waived this right and accordingly this right may be exercised at any time. As of March 31, 2017, the Company did not fail any non-financial covenants related to the Company's Series A redeemable convertible preferred stock.

On July 24, 2015, the Company entered into an Independent Marketing Agreement with RFN Prime Marketing Inc., to provide among other items, certain sales and marketing deliverables to the Company in exchange for up to 2.55 million shares of restricted Company common stock which was to be issued based on certain milestone achievements and/or transactions over a twenty-four month period. The Independent Marketing Agreement with RFN Prime Marketing Inc., was terminated effective March 31, 2017. As of March 31, 2017, none of the performance milestones have been met, and therefore no restricted Company common stock has been issued.

On July 24, 2015, the Company renewed its Employment Agreement (“Quinn Employment Agreement”) with Gary Quinn. Pursuant to the Quinn Employment Agreement, the Company agreed to continue to employ Mr. Quinn as President and Chief Executive Officer of the Company effective July 24, 2015, at an annual salary of $475,000 per annum, which will automatically renew every twelve (12) months unless either party gives notice to the other that it will not renew at least sixty (60) days prior to the end of the term. The Quinn Employment Agreement automatically renewed on July 24, 2016 for an additional twelve (12) months. Among other items, the Quinn Employment Agreement also provided for the grant of 500,000 restricted shares which vest 50% and 50% based upon the achievement of two predetermined milestones of the Company’s common stock closing trading price for ninety (90) consecutive trading days. The 500,000 restricted shares were granted to Mr. Quinn by the Company’s Compensation Committee on July 28, 2015. As of March 31, 2017, neither of the milestones related to this award have been met.

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the “2013 Plan”).  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. As of March 31, 2017, the restructuring accrual totaled $610,035. The 2013 Plan was substantially completed by December 31, 2014; however, the Company expects the majority of the remaining accrued severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next three to twenty-four months.

In addition, as of March 31, 2017, the Company's liability for uncertain tax positions totaled $333,248. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

(11) Series A Redeemable Convertible Preferred Stock

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

If the volume weighted average price of common stock for each trading day of any 60 consecutive trading days exceeds 250% of the conversion price and exceeds 225% of the conversion price through the conversion date, and certain equity conditions are met such that shares of common stock issued upon conversion can be immediately salable by the Series A redeemable convertible preferred stockholders, the Company can convert the Series A redeemable convertible preferred stock up to an amount equal to the greater of 25% of the daily trading volume for the 20 consecutive trading days immediately preceding the conversion date or the amount of an identified bona fide block trade at a price reasonably acceptable to the applicable Series A redeemable convertible preferred stockholder, but which price is not less than the arithmetic average of the weighted average prices of the common stock for the five trading days immediately preceding such sale.

The holder of the Series A redeemable convertible preferred stock has veto power over certain future financings, and certain rights to participate in any subsequent financing, whether through debt or equity (subject to certain exclusions). In addition, the Company's agreement with the holder of the Series A redeemable convertible preferred stock provide that if, at the time of certain future debt or equity financings, the proceeds of which exceed $5.0 million, the holder of the Series A redeemable convertible preferred stock still has outstanding Series A redeemable convertible preferred stock, then the Company must offer to repurchase their Series A redeemable convertible preferred stock. The holder of the Series A redeemable convertible preferred stock has the right to accept the offer or to retain their Series A redeemable convertible preferred stock. If the Company does a financing, and the holder of the Series A redeemable convertible preferred stock elects to have their Series A redeemable convertible preferred stock repurchased, then the capital raised in excess of $5.0 million will go to repurchase the holders’ Series A redeemable convertible preferred stock, instead of being able to be used for our business.

The Company cannot consummate a fundamental sale transaction in which the consideration is stock or a combination of cash and stock without the consent of the holder of the Series A redeemable convertible preferred stock.

In addition to the veto rights set forth in the preceding paragraph, upon consummation of a fundamental sale transaction in which the consideration is cash and is not approved by the holder of the Series A redeemable convertible preferred stock, the Series A redeemable convertible preferred stock shall be redeemed at a per share redemption price equal to the greater of (i) 250% of the stated value of the Series A redeemable convertible preferred stock (which is currently equal to $22.5 million or $2.56 per share of common stock held by the holder of the Series A redeemable convertible preferred stock on an as converted basis as of March 31, 2017) and (ii) the price such holder would receive in the transaction on an as converted basis. In addition in the event of the liquidation of the Company or a Fundamental Transaction of the Company, the holders of the Series A redeemable convertible preferred stock shall be entitled to receive, prior to the holders of the Common Stock, an amount equal to 100% of the stated value plus accrued and unpaid dividends.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholder may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If the Company does not have the funds necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, the Company's failure to redeem the Series A redeemable convertible preferred stock would be considered a “Breach Event” under the agreements with the holder of the Series A redeemable convertible preferred stock. If a Breach Event were to occur and the Company is in default under or has breached any provision in respect of its obligations to redeem the Series A redeemable convertible preferred stock, then, under the agreements with the holder of our Series A redeemable convertible preferred stock, the Company's Board of Directors would automatically be increased, with the holders of the Series A redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the Series A redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holder of the Series A redeemable convertible preferred stock control of the Company. As of December 31, 2016, the Company was not in compliance with the financial covenants of the Series A redeemable convertible preferred stock for two consecutive quarters, which provides the Series A redeemable convertible preferred stockholder the right to require the Company to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of the Company's common stock as of December 31, 2016. To date, the holder of the Series A redeemable convertible preferred stock has neither exercised nor waived this right and accordingly this right may be exercised at any time. As of March 31, 2017, the Company did not fail any non-financial covenants related to the Company's Series A redeemable convertible preferred stock.

The holder of the Series A redeemable convertible preferred stock is entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company, at its election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. As of December 31, 2016 and March 31, 2017, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, the Company was not permitted to pay the fourth quarter 2016 and first quarter 2017 dividend in cash or through the issuance of the Company's common stock and accrued the aforementioned dividends. As of March 31, 2017, the Company's liability for dividends to the holder of the Series A redeemable convertible preferred stock totaled $400,479.

Each share of Series A redeemable convertible preferred stock has a vote equal to the number of shares of common stock into which the Series A redeemable convertible preferred stock would be convertible as of the record date of September 13, 2013. The Company’s closing stock price on the record date was $1.23 per share, which results in voting power of an aggregate of 7,317,073 shares. In addition, holder of the Series A redeemable convertible preferred stock must approve certain actions, including any amendments to the Company's charter or bylaws that adversely affects the voting powers, preferences or other rights of the Series A redeemable convertible preferred stock; payment of dividends or distributions; any liquidation, capitalization, reorganization or any other fundamental transaction of the Company, other than as set forth above; issuance of certain equity securities senior to or in parity with the Series A redeemable convertible preferred stock as to dividend rights, redemption rights, liquidation preference and other rights; issuances of equity below the conversion price; incur any liens or borrowings other than non-convertible indebtedness from standard commercial lenders which does not exceed 80% of the Company’s accounts receivable; and the redemption or purchase of any capital stock of the Company.

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

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the three months ended March 31, 2017 and 2016, were as follows:

	Three Months Ended March 31,
	2017	2016
Beginning Balance	$336,862	$82,024
Total loss recognized in earnings	18,750	51,205
Ending Balance	$355,612	$133,229

At the time of issuance the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A redeemable convertible preferred stock. These costs were being accreted to the Series A redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders as noted above. The Company included deductions for accretion and accrued dividends as adjustments to net loss attributable to common stockholders on the condensed consolidated statement of operations for the three months ended March 31, 2017 and 2016.

The following represents a reconciliation of net loss attributable to common stockholders for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net loss	$(1,112,197)	$(4,296,612)
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	204,575	192,608
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	163,669
Net loss attributable to common stockholders	$(1,316,772)	$(4,652,889)

(12) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended March 31, 2017 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2016	$(1,866,388)	$—	$28,675	$(1,837,713)
Other comprehensive loss
Other comprehensive loss before reclassifications	(185,529)	—	—	(185,529)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Total other comprehensive loss	(185,529)	—	—	(185,529)
Accumulated other comprehensive (loss) income at March 31, 2017	$(2,051,917)	$—	$28,675	$(2,023,242)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended March 31, 2016 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2015	$(1,726,994)	$(3,406)	$27,186	$(1,703,214)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(227,415)	4,467	1,973	(220,975)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(428)	1,203	775
Total other comprehensive (loss) income	(227,415)	4,039	3,176	(220,200)
Accumulated other comprehensive (loss) income at March 31, 2016	$(1,954,409)	$633	$30,362	$(1,923,414)

For the three months ended March 31, 2016, the amounts reclassified to net loss related to the Company’s defined benefit plan and maturity of marketable securities. These amounts are included within “Operating loss” within the condensed consolidated statements of operations.

(13) Stockholders' Equity

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

During the three months ended March 31, 2017 and 2016, the Company did not repurchase any shares of its common stock. As of March 31, 2017, the Company had the authorization to repurchase 4,907,839 shares of its common stock based upon its judgment and market conditions.

Independent Marketing Agreement

On July 24, 2015, the Company entered into an Independent Marketing Agreement with RFN Prime Marketing Inc., to provide among other items, certain sales and marketing deliverables to the Company in exchange for up to 2.55 million shares of restricted Company common stock which was to be issued based on certain milestone achievements and/or transactions over a twenty-four month period. The Independent Marketing Agreement with RFN Prime Marketing Inc., was terminated effective March 31, 2017. As of March 31, 2017, none of the performance milestones have been met, and therefore no restricted Company common stock has been issued.

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

(15) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three months ended March 31, 2017 and 2016, and the location of long-lived assets as of March 31, 2017 and December 31, 2016, are summarized as follows:

	Three Months Ended March 31,
	2017	2016
Revenue:
Americas	$1,601,247	$2,385,725
Asia Pacific	2,251,077	2,737,193
Europe, Middle East, Africa and Other	2,186,791	2,309,413
Total Revenue	$6,039,115	$7,432,331

	March 31, 2017	December 31, 2016
Long-lived assets:
Americas	$6,275,773	$6,525,612
Asia Pacific	882,658	890,051
Europe, Middle East, Africa and Other	255,615	218,316
Total long-lived assets	$7,414,046	$7,633,979

For both the three months ended March 31, 2017 and 2016, the Company had one customer, Hitachi Data Systems, that accounted for 10% and 11% of total revenue, respectively.

As of March 31, 2017, the Company had one customer, Community Health Systems that accounted for 23% of the gross accounts receivable balance. As of December 31, 2016, the Company had three customers, Datang Telecom International Technology Co., Ltd, Hitachi Data Systems and Huawei Technologies Co., Ltd, that accounted for 15%, 14% and 12%, respectively, of the gross accounts receivable balance.

(16) Restructuring Costs

From time to time, the Company has undertaken restructuring and expense control measures to support its business performance and to align the Company’s cost structure with its resources. In the third quarter of 2013, the Company adopted the 2013 Plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis.  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. The 2013 Plan was substantially completed by December 31, 2014; however, we expect the majority of the severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next three to twenty-four months. The following table summarizes the activity during 2017 related to restructuring liabilities recorded in connection with the 2013 Plan:

Severance related costs
Balance at December 31, 2016	$846,337
Provisions/Additions	(236,302)
Utilized/Paid	—
Balance at March 31, 2017	$610,035

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

OVERVIEW

Over the past twenty-four months we continued to drive FreeStor® sales through our originally targeted routes to market which included OEMs, Managed Service Providers and Enterprise customers. We now have over 350 customers using our FreeStor platform, not including the customers of our MSP and OEM partners.
During the first quarter of 2017, we realized the full impact of our cost rationalization initiatives completed during 2016 and we ended the quarter with $3.4 million in cash and cash equivalents representing a slight increase from December 31, 2016. During the quarter net cash provided by operating activities was less than $0.1 million, compared with cash used in operating activities of $2.0 million in the comparable prior year period.
Deferred revenue as of March 31, 2017 totaled $23.5 million, compared with $23.7 million as of December 31, 2016.
Bookings for the first quarter of 2017 totaled $5.5 million, compared with $7.4 million in the first quarter of 2016. Bookings from our FreeStor platform were 37% of total bookings in the first quarter of 2017 compared with 36% in the first quarter of 2016. While we are pleased with the bookings performance for the FreeStor technology and subscription-based platform, these bookings failed to make up for booking declines in our legacy product lines. In addition, the level of customer deal elongation and customer indecisiveness to purchase in a timely manner as a result of customers working through their organizational purchasing strategies continues to provide significant headwinds for both the storage software industry and FalconStor. As a result, we continually review our cost-structures and allocate resources in order to gain operational efficiencies in order to match our run-rate outlook of bookings, billings and total revenue to ensure we are optimizing our business operations.
Overall, total revenue for the three months ended March 31, 2017 decreased 19% to $6.0 million, compared with $7.4 million in the prior year period. Revenue from our FreeStor platform increased $0.7 million; however, this increase was more than offset by a decrease of product revenue from our legacy products of $2.1 million for the three months ended March 31, 2017, compared with the comparable prior year period. We attribute the decline in total revenues to several factors. First, although we updated and introduced new versions of FreeStor and our point-solutions to address the needs of customers and the marketplace, the volume of new product licenses and maintenance sales, both for expansion of our existing installed base and in the acquisition of new customers declined from the prior year. Second, customer attrition continued which has decreased maintenance renewal revenue. Third, as stated above, the level of customer deal elongation and customer indecisiveness to purchase in a timely manner as a result of customers working through their organizational purchasing strategies continues to provide significant headwinds for both the storage software industry and FalconStor.
Total cost of revenue for the three months ended March 31, 2017 decreased 28% to $1.5 million, compared with $2.0 million in the prior year period. Total gross profit decreased $0.8 million, or 15%, to $4.6 million for the three months ended March 31, 2017, compared with $5.4 million for the prior year period. Total gross margin increased to 76% for the three months ended March 31, 2017, compared with 73% for the prior year period. The decrease in our total gross profit was primarily due to the decrease in revenue and the increase in total gross margin was primarily due to the mix of sales and cost reduction initiatives. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales. Our FreeStor product is a subscription-based product offering and primarily sold as a software only solution, which we anticipate will continue to drive higher product gross margins in the future.
Overall, our total operating expenses for the three months ended March 31, 2017 decreased 41% to $5.7 million, compared with $9.7 million in the comparable prior year period. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 165 employees as of March 31, 2017, compared with 224 employees as of March 31, 2016.

Operating loss for the three months ended March 31, 2017 decreased to $1.1 million, compared with $4.3 million in the comparable prior year period.
RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2016.

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations and their corresponding percentage of total revenue for the three months ended March 31, 2017 and 2016 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended March 31,				Change Period to Period
	2017		2016
Revenue:
Product revenue	$1,921,052	32%	$2,280,858	31%	$(359,806)	(16)%
Support and services revenue	4,118,063	68%	5,151,473	69%	(1,033,410)	(20)%
Total revenue	6,039,115	100%	7,432,331	100%	(1,393,216)	(19)%
Cost of revenue:
Product	198,715	3%	244,273	3%	(45,558)	(19)%
Support and service	1,253,916	21%	1,762,220	24%	(508,304)	(29)%
Total cost of revenue	1,452,631	24%	2,006,493	27%	(553,862)	(28)%
Gross profit	4,586,484	76%	5,425,838	73%	(839,354)	(15)%
Operating expenses:
Research and development costs	2,294,863	38%	3,656,777	49%	(1,361,914)	(37)%
Selling and marketing	2,050,542	34%	4,268,800	57%	(2,218,258)	(52)%
General and administrative	1,621,551	27%	1,705,925	23%	(84,374)	(5)%
Restructuring costs	(236,302)	(4)%	83,984	1%	(320,286)	*
Total operating expenses	5,730,654	95%	9,715,486	131%	(3,984,832)	(41)%
Operating loss	(1,144,170)	(19)%	(4,289,648)	(58)%	3,145,478	(73)%
Interest and other income, net	154,921	3%	118,183	2%	36,738	31%
Loss before income taxes	(989,249)	(16)%	(4,171,465)	(56)%	3,182,216	(76)%
Provision for income taxes	122,948	2%	125,147	2%	(2,199)	(2)%
Net loss	$(1,112,197)	(18)%	$(4,296,612)	(58)%	$3,184,415	(74)%
Less: Accrual of Series A redeemable convertible preferred stock dividends	204,575	3%	192,608	3%	11,967	6%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	—%	163,669	2%	(163,669)	(100)%
Net loss attributable to common stockholders	$(1,316,772)	(22)%	$(4,652,889)	(63)%	$3,336,117	(72)%

* Not Meaningful

 Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. Total revenue for the three months ended March 31, 2017 decreased 19% to $6.0 million, compared with $7.4 million in the prior year period.

Product revenue

Product revenue is comprised of sales of both licenses for our software solutions and sales of the platforms on which the software is installed. This includes stand-alone software applications and software integrated with industry standard hardware, sold as one complete integrated solution or sold on a subscription or consumption basis. Our products are sold through (i) value-added resellers, (ii) distributors, and/or (iii) directly to end-users. These revenues are recognized when all the applicable criteria under accounting principles generally accepted in the United States are met.

Product revenue for the three months ended March 31, 2017 decreased 16% to $1.9 million, compared with $2.3 million in the prior year period. Product revenue represented 32% and 31% of our total revenue for the three months ended March 31, 2017 and 2016, respectively.

Product revenue from our FreeStor product increased $0.2 million; however, this increase was more than offset by a decrease of product revenue from our legacy products of $0.4 million for the three months ended March 31, 2017, compared with the prior year period. The overall decline in product revenue was primarily due to: (i) challenges in obtaining new customers and, (ii) a decrease in the volume of sales from our legacy product lines. Product revenue from our FreeStor product represented 42% and 29% of our total product revenue for the three months ended March 31, 2017 and 2016, respectively. Product revenue from our legacy products represented 58% and 71% of our total product revenue for the three months ended March 31, 2017 and 2016, respectively.

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

Support and services revenue for the three months ended March 31, 2017 decreased 20% to $4.1 million, compared with $5.2 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended March 31, 2017, maintenance and technical support services revenue was the primary driver of the decrease. Maintenance and technical support services revenue related to our legacy products decreased $1.6 million, primarily driven by customer attrition and the overall decline in product license sales over the past twelve to twenty-four months, partially offset by a $0.5 million increase in maintenance and technical support services revenue related to our FreeStor product. The conversion of existing customers using our legacy products to our Freestor subscription product has resulted and will continue to result in a shift of revenue from maintenance and technical support services revenue to product revenue.

Professional services revenue remained consistent at $0.2 million for the three months ended March 31, 2017 and 2016. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended March 31, 2017 decreased 28% to $1.5 million, compared with $2.0 million in the prior year period. Total gross profit decreased $0.8 million, or 15%, to $4.6 million for the three months ended March 31, 2017, compared with $5.4 million for the prior year period. Total gross margin increased to 76% for the three months ended March 31, 2017, compared with 73% for the prior year period. The decrease in our total gross profit was primarily due to the decrease in revenue and the increase in total gross margin was primarily due to the mix of sales and cost reduction initiatives. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of capitalized software and shipping and logistics costs. Cost of product revenue for the three months ended March 31, 2017 decreased 19% to $0.2 million, compared with $0.2 million in the prior year period. Product gross margin increased to 90% for the three months ended March 31, 2017, compared with 89% for the prior year period. The increase in product gross margin was primarily attributable to an increase in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended March 31, 2017 decreased 29% to $1.3 million, compared with $1.8 million in the prior year period. Support and service gross margin increased to 70% for the three months ended March 31, 2017, compared with 66% for the prior year period, primarily attributable to a reduction in personnel related costs and a severance benefit recorded as a result of litigation settlement with a former employee compared with the prior year period.

Operating Expenses

Our operating expenses for the three months ended March 31, 2017 decreased 41% to $5.7 million, compared with $9.7 million in the prior year period. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 165 employees as of March 31, 2017, compared with 224 employees as of March 31, 2016. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. Included in the operating results for the three months ended March 31, 2017 and 2016 was $0.4 million and $1.0 million of share-based compensation expense, respectively.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $1.4 million, or 37%, to $2.3 million for the three months ended March 31, 2017, from $3.7 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs, as we continue to allocate the appropriate level of resources based upon the product development roadmap schedule. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development expenses for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.7 million, respectively. Included in share-based compensation expense for the three months ended March 31, 2016 was $0.7 million related to costs associated with our exclusive source code license and development agreement which were paid through the issuance of our common stock.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $2.2 million, or 52%, to $2.1 million for the three months ended March 31, 2017, from $4.3 million in the prior year period. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel related costs including a decrease in our sales and marketing headcount as we continue to optimize our go-to-market coverage models around the world. Share-based compensation expense included in selling and marketing expenses for the three months ended March 31, 2017 and 2016 was $0.1 million and $0.1 million, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses decreased $0.1 million or 5%, to $1.6 million for the three months ended March 31, 2017, from $1.7 million in the prior year period. The decrease in general and administrative expenses was primarily attributable to continuing to optimize personnel costs, professional fees and other various general and administrative costs within the Company. Share-based compensation expense included in general and administrative expenses for the three months ended March 31, 2017 and 2016 was $0.2 million and $0.2 million, respectively.

Restructuring

From time to time, we have undertaken restructuring and expense control measures to support our business performance and to align our cost structure with our resources. In the third quarter of 2013, we adopted a restructuring plan intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis. In connection with the 2013 Plan, we eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. Restructuring for the three months ended March 31, 2017, consists of a benefit recorded as a result of a litigation settlement with a former employee compared with costs incurred of $0.1 million in the prior year period. For further information, refer to Note (16) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other income, net

Interest and other income, net, increased less than $0.1 million to $0.2 million for the three months ended March 31, 2017, compared with $0.1 million in the prior year period. The increase was primarily due to foreign currency gains during the three months ended March 31, 2017.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For the three months ended March 31, 2017 and 2016, the Company recorded an income provision of $0.1 million each. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the three months ended March 31, 2017, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2017 estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity
Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of both March 31, 2017 and December 31, 2016 totaled $3.4 million.

Going Concern

We have incurred significant operating losses in the previous eight years and negative cash flow from operations in five of the previous eight years. We currently have a working capital deficiency of $12.1 million, which is inclusive of current deferred revenue of $15.8 million and a stockholders' deficit of $22.8 million. During the three months ended March 31, 2017, we incurred a net loss of $1.1 million and cash flow from operations of $0.1 million. Our total cash balance at March 31, 2017 was $3.4 million, an increase of less than $0.1 million as compared to December 31, 2016. In addition to these financial metrics, as of December 31, 2016, we were not in compliance with the financial covenants of the Series A redeemable convertible preferred stock, which were mutually agreed to annually, for two consecutive quarters. This breach provides the holder of the Series A redeemable convertible preferred stock with the right to require us to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of our common stock as of December 31, 2016. To date, the holder of the Series A redeemable convertible preferred stock has neither exercised nor waived this right and accordingly this right may be exercised at any time. In addition, the holder of the Series A redeemable convertible preferred stock has the right to request a redemption of the Series A redeemable convertible preferred stock on or after August 5, 2017. If the holder requests that the Series A redeemable convertible preferred stock be redeemed, we may not have sufficient liquidity to undertake the redemption. If we do not redeem the Series A redeemable convertible preferred stock, the holder of the Series A redeemable convertible preferred stock can pursue other remedies. Refer to Note (11) Series A Redeemable Convertible Preferred Stock for further discussion regarding these other remedies. Our reduced cash balance and history of losses both in and of itself, and in combination with the redemption rights of the holders of the Series A redeemable convertible preferred stock, raise substantial doubt about our ability to continue as a going concern within one year after May 5, 2017 (the date that these financial statements were issued).

Our ability to continue as a going concern, including in the event of a redemption request by the holder, depends on our ability to execute our business plan, increase revenue and billings and reduce expenditures. During 2016, we continued to focus on aligning our expense structure with revenue expectations which included tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. These expense reduction initiatives continued throughout the first quarter of 2017 but to a lesser extent. Our worldwide headcount was 165 employees as of March 31, 2017, compared with 166 and 226 employees as of December 31, 2016 and 2015, respectively. Although, these reductions in operating expenses directly related to us achieving our goal of being cash flow positive for the first quarter of 2017, the Company's bookings, billings and revenue continued to decline which continue to negatively impact the Company's ability to continue as a going concern.

There is no assurance that we will be successful in generating sufficient bookings, billings, revenue or continue to reduce operating costs. In addition, to the extent that we continue to incur losses, we may need to seek additional financing and there can be no assurance that we will be able to obtain financing or that such financing will be on favorable terms. Any such financing could be dilutive to our shareholders. Failure to generate sufficient revenue, billings, control or reduce expenditures and/or the inability to obtain financing will result in an inability to continue as a going concern.

Cash Flow Analysis

Cash flow information is as follows:

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities	133,620	(1,996,339)
Investing activities	(107,969)	4,282,064
Financing activities	(9,308)	—
Effect of exchange rate changes	23,892	33,802
Net increase in cash and cash equivalents	$40,235	$2,319,527

Net cash provided by operating activities totaled $0.1 million for the three months ended March 31, 2017, compared with net cash used in operating activities of $2.0 million in the prior year period. The changes in net cash provided by (used in) operating activities for the three months ended March 31, 2017, was primarily due to our net loss and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable and accounts payable contributed to the increase. The changes in net cash used in operating activities for the three months ended March 31, 2016, was primarily due to our net loss and adjustments for net changes in operating assets and liabilities, primarily changes in our accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used in investing activities totaled $0.1 million for the three months ended March 31, 2017, compared with net cash provided by investing activities of $4.3 million in the prior year period. Included in investing activities for the three months ended March 31, 2017 are purchases of property and equipment, cash paid for security deposits and purchases of intangible assets. Included in investing activities in the prior year period are the sales and purchases of our marketable securities, purchases of property and equipment, cash received for security deposits and purchases of intangible assets. Net sales of our marketable securities for the prior year period were $4.5 million.

There were minimal financing activity cash flows during the three months ended March 31, 2017, which related to tax withholdings for employee share-based payment awards, and none for the prior year period.

Total cash, cash equivalents increased less than $0.1 million to $3.4 million at March 31, 2017 compared to December 31, 2016.

Contractual Obligations

We currently do not have any debt and our significant commitments are related to (i) our employment agreement with Gary Quinn, our President and Chief Executive Officer, (ii) our office leases, (iii) dividends (including accrued dividends) on our Series A redeemable convertible preferred stock, and (iv) the potential redemption of the Series A redeemable convertible preferred stock as discussed above.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with our obligations, the Series A redeemable convertible preferred stockholder may require us to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require us to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. In addition in the event of the liquidation of the Company or a Fundamental Transaction of the Company, the holders of the Series A redeemable convertible preferred stock shall be entitled to receive, prior to the holders of the Common Stock, an amount equal to 100% of the stated value plus accrued and unpaid dividends. As of December 31, 2016, we were not in compliance with the financial covenants of the Series A redeemable convertible preferred stock for two consecutive quarters, which provides the Series A redeemable convertible preferred stockholder the right to require us to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of our common stock as of December 31, 2016. To date, the holder of the Series A redeemable convertible preferred stock has neither exercised nor waived this right and accordingly this right may be exercised at any time. As of March 31, 2017, we did not fail any non-financial covenants related to our Series A redeemable convertible preferred stock.

The holder of the Series A redeemable convertible preferred stock is entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if we will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, we, at our election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. As of December 31, 2016 and March 31, 2017, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, we were not permitted to pay the fourth quarter of 2016 or the first quarter of 2017 dividends in cash or through the issuance of our common stock and accrued these dividends. As of March 31, 2017, our liability for dividends to the holder of the Series A redeemable convertible preferred stock totaled $400,479.

We have an operating lease covering our corporate office facility that expires in April 2021. We also have several operating leases related to offices in both the United States and foreign countries. The expiration dates for these leases range from 2017 through 2018. The following is a schedule of future minimum lease payments for all operating leases as of March 31, 2017:

2017	$1,171,426
2018	1,399,626
2019	1,402,181
2020	1,444,247
2021	491,020
Thereafter	—
$5,908,500

In addition, as of March 31, 2017, our liability for uncertain tax positions totaled $0.3 million. Due to the uncertainty relating to the timing of future payments, such amounts are not presented in the above schedule.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note (1), "Summary of Significant Accounting Policies" of our 2016 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2016 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2016, other than those noted below.

Share-Based Payments

The Company accounts for share-based payments in accordance with the authoritative guidance issued by the FASB on share-based compensation, which establishes the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Under the provisions of the authoritative guidance, share-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite employee service period (generally the vesting period), net of actual forfeitures. For share-based payment awards that contain performance criteria share-based compensation expense is recorded when the achievement of the performance condition is considered probable of achievement and is recorded straight-line over the requisite service period. If such performance criteria are not met, no compensation cost is recognized and any recognized compensation cost is reversed. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model or the Monte Carlo simulation model if a market condition exists. Share-based compensation expense for a share-based payment award with a market condition is recorded straight-line over the longer of the explicit service period or the service period derived from the Monte Carlo simulation. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value. All share-based awards are expected to be fulfilled with new shares of common stock.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. The Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, the computed difference represents the amount of impairment. The Company's single reporting unit for purposes of its goodwill impairment test has a negative carrying value of $13.8 million as of March 31, 2017 and thus the Company has determined there to be no impairment of goodwill.

 Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended March 31, 2017 and 2016, approximately 73% and 68% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at March 31, 2017, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.5 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Disclosure controls and procedures are procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

See the discussion of the Company’s material litigation in Note (14) Litigation, to the unaudited condensed consolidated financial statements, which is incorporated by reference in Item 1.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in Item 1A to our 2016 Form 10-K. The information below sets forth additional risk factors or risk factors that have had material changes since the 2016 10-K, and should be read in conjunction with Item 1A of the 2016 10-K.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 3. Defaults Upon Senior Securities

As of December 31, 2016 and March 31, 2017, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, we were not permitted to pay the fourth quarter of 2016 or the first quarter of 2017 dividends in cash or through the issuance of our common stock and accrued these dividends. As of March 31, 2017, our liability for dividends to the holder of the Series A redeemable convertible preferred stock totaled $400,479.

Item 5.  Other Information

Submission of Matters to a Vote of Security Holders
On Wednesday, May 3, 2017, we held our annual meeting of stockholders for the purposes of voting on the matters disclosed in its definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 24, 2017. As of the Record Date of March 7, 2017, there were 44,116,064 shares of common stock outstanding and entitled to notice of and to vote at the annual meeting as well as an additional 7,317,073 shares that could vote pursuant to the terms of the Company’s outstanding Series A redeemable convertible preferred Stock. The final voting for the matters submitted to a vote of stockholders is as follows:

Management Proposals:

Proposal No. 1 - Election of Directors

At the annual meeting, stockholders voted for the election of one Director for a three-year term or until his successor is elected and qualified. The nominee for Director received the requisite plurality of the votes cast by the holders of shares present at the meeting in person or by proxy and entitled to vote thereon, and, accordingly, was elected to the Board of Directors for a three-year term and until his successor is duly elected and qualified. The number of votes cast for and withheld from each nominee is set forth below:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Barry Rudolph	22,625,132	699,357	15,704,153

Proposal No. 2 - Amendment to the FalconStor Software, Inc., 2016 Outside Directors Equity Compensation Plan

The proposal for the approval of the Amendment to the FalconStor Software, Inc., 2016 Outside Directors Equity Compensation Plan which increased the number of shares of the Company's common stock subject to the FalconStor Software, Inc., 2016 Outside Directors Equity Compensation Plan by 600,000 shares was approved by a majority of the votes cast as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
20,411,057	2,888,967	24,465	15,704,153

Proposal No. 3 - Compensation of the Company's Named Executive Officers

The proposal for the approval of the compensation of the Company's Named Executive Officers, as described in the executive compensation tables and accompanying narrative discussion in the Proxy Statement was approved by a majority of the votes cast as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
21,954,446	1,306,567	63,476	15,704,153

Proposal No. 4 - Non-binding vote on the frequency of the advisory vote on the compensation of the Company's Named Executive Officers

The votes cast for the proposal for the non-binding vote on the frequency of the advisory vote on the compensation of the Company's Named Executive Officers was as follows:

1 Year	2 years	3 years	Abstain	Non-Votes	Broker Non-Votes
6,500,122	313,043	1,815,406	5,449,811	9,246,107	15,704,153

Subsequent to the annual meeting and based upon the non-binding vote by the Company's stockholders, the Company elected to have the non-binding vote on the compensation of the Company's executive officers every year.

Proposal No. 5 - Independent Registered Public Accounting Firm

The proposal for the ratification of the selection of BDO USA, LLP as the Company's independent registered public accountants for the year ending December 31, 2017 was approved by a majority of the votes cast as follows:

Votes For	Votes Against	Abstain	Broker Non-Votes
38,223,759	512,517	292,366	0

Item 6.     Exhibits

10.1
Amendment to the Falconstor Software, Inc. 2016 Outside Directors Equity Compensation Plan, incorporated herein by reference to Exhibit A to the Registrant’s definitive proxy statement on Schedule 14A, filed on March 24, 2017.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – March 31, 2017 and December 31, 2016.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three Months Ended March 31, 2017 and 2016.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Loss – Three Months Ended March 31, 2017 and 2016.

(iv)	unaudited Condensed Consolidated Statement of Cash Flows – Three Months Ended March 31, 2017 and 2016.

(v)	Notes to unaudited Condensed Consolidated Financial Statements – March 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Daniel Murale
Daniel Murale
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Gary Quinn
Gary Quinn
President & Chief Executive Officer
May 5, 2017	(principal executive officer)