Form 10-Q
period 2017-06-30
FALCONSTOR SOFTWARE INC
filed 2017-08-11
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

The number of shares of Common Stock outstanding as of July 31, 2017 was 44,563,490.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,647,695	$3,391,528
Accounts receivable, net of allowances of $359,475 and $260,676, respectively	2,986,927	5,003,972
Prepaid expenses and other current assets	875,598	1,245,085
Inventory	6,181	6,181
Total current assets	5,516,401	9,646,766
Property and equipment, net of accumulated depreciation of $18,387,382 and $18,580,547, respectively	858,978	1,174,942
Deferred tax assets, net	580,395	577,735
Software development costs, net	396,630	547,558
Other assets	1,010,247	973,949
Goodwill	4,150,339	4,150,339
Other intangible assets, net	174,200	209,456
Total assets	$12,687,190	$17,280,745
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$685,384	$419,877
Accrued expenses	3,783,381	4,471,010
Deferred revenue, net	13,998,843	15,236,123
Total current liabilities	18,467,608	20,127,010
Other long-term liabilities	1,217,275	1,170,844
Deferred tax liabilities, net	267,174	254,776
Deferred revenue, net	7,272,609	8,430,692
Total liabilities	27,224,666	29,983,322
Commitments and contingencies (Note 10)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $9,000,000	9,000,000	9,000,000
Stockholders' deficit:
Common stock - $.001 par value, 100,000,000 shares authorized, 60,054,060 and 59,482,989 shares issued, respectively and 44,525,990 and 43,954,919 shares outstanding, respectively	60,054	59,483
Additional paid-in capital	169,187,879	169,091,255
Accumulated deficit	(133,734,683)	(131,982,685)
Common stock held in treasury, at cost (15,528,070 and 15,528,070 shares, respectively)	(57,032,917)	(57,032,917)
Accumulated other comprehensive loss, net	(2,017,809)	(1,837,713)
Total stockholders' deficit	(23,537,476)	(21,702,577)
Total liabilities and stockholders' deficit	$12,687,190	$17,280,745

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$2,499,655	$2,939,594	$4,420,707	$5,220,452
Support and services revenue	4,234,671	5,128,357	8,352,734	10,279,830
Total revenue	6,734,326	8,067,951	12,773,441	15,500,282
Cost of revenue:
Product	351,969	319,974	550,684	564,247
Support and service	1,418,663	1,999,125	2,672,579	3,761,345
Total cost of revenue	1,770,632	2,319,099	3,223,263	4,325,592
Gross profit	$4,963,694	$5,748,852	$9,550,178	$11,174,690
Operating expenses:
Research and development costs	2,025,132	3,304,079	4,319,995	6,960,856
Selling and marketing	2,109,599	4,124,350	4,160,141	8,393,150
General and administrative	1,345,343	1,833,479	2,966,894	3,539,404
Restructuring	—	93,405	(236,302)	177,389
Total operating expenses	5,480,074	9,355,313	11,210,728	19,070,799
Operating loss	(516,380)	(3,606,461)	(1,660,550)	(7,896,109)
Interest and other (loss) income, net	(29,121)	237,251	125,800	355,434
Loss before income taxes	(545,501)	(3,369,210)	(1,534,750)	(7,540,675)
Provision for income taxes	94,300	165,672	217,248	290,819
Net loss	$(639,801)	$(3,534,882)	$(1,751,998)	$(7,831,494)
Less: Accrual of Series A redeemable convertible preferred stock dividends	215,089	195,366	419,664	387,974
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	170,981	—	334,650
Net loss attributable to common stockholders	$(854,890)	$(3,901,229)	$(2,171,662)	$(8,554,118)
Basic net loss per share attributable to common stockholders	$(0.02)	$(0.09)	$(0.05)	$(0.20)
Diluted net loss per share attributable to common stockholders	$(0.02)	$(0.09)	$(0.05)	$(0.20)
Weighted average basic shares outstanding	44,440,751	43,159,285	44,265,525	42,521,018
Weighted average diluted shares outstanding	44,440,751	43,159,285	44,265,525	42,521,018

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(639,801)	$(3,534,882)	$(1,751,998)	$(7,831,494)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation	5,433	(334,161)	(180,096)	(561,576)
Net unrealized gain on marketable securities	—	(283)	—	3,756
Net minimum pension liability	—	678	—	3,854
Total other comprehensive income (loss), net of applicable taxes:	5,433	(333,766)	(180,096)	(553,966)
Total comprehensive loss	$(634,368)	$(3,868,648)	$(1,932,094)	$(8,385,460)
Less: Accrual of Series A redeemable convertible preferred stock dividends	215,089	195,366	419,664	387,974
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	170,981	—	334,650
Total comprehensive loss attributable to common stockholders	$(849,457)	$(4,234,995)	$(2,351,758)	$(9,108,084)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,751,998)	$(7,831,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	553,455	747,974
Share-based payment compensation	501,410	637,231
Non-cash professional services expenses	41,159	1,480,725
Loss on disposal of fixed assets	63,774	—
Provision for returns and doubtful accounts	99,312	61,068
Deferred income taxes	30,124	(265,756)
Changes in operating assets and liabilities:
Accounts receivable	1,961,276	1,787,845
Prepaid expenses and other current assets	403,937	377,103
Inventory	—	64,353
Other assets	(154,832)	23,429
Accounts payable	193,640	(42,587)
Accrued expenses and other long-term liabilities	(1,098,547)	(289,754)
Deferred revenue	(2,487,989)	(541,348)
Net cash used in operating activities	(1,645,279)	(3,791,211)
Cash flows from investing activities:
Sales of marketable securities	—	6,066,000
Purchases of marketable securities	—	(150,000)
Purchases of property and equipment	(44,163)	(110,421)
Security deposits	(17,152)	82,311
Purchase of intangible assets	(45,517)	(61,506)
Net cash (used in) provided by investing activities	(106,832)	5,826,384
Cash flows from financing activities:
Payments for tax withholding for share-based compensation	(25,710)	—
Net cash used in financing activities	(25,710)	—
Effect of exchange rate changes on cash and cash equivalents	33,988	(123,221)
Net (decrease) increase in cash and cash equivalents	(1,743,833)	1,911,952
Cash and cash equivalents, beginning of period	3,391,528	6,013,382
Cash and cash equivalents, end of period	$1,647,695	$7,925,334
Supplemental disclosures:
Cash paid for income taxes, net	$135,915	$443,908
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$419,664	$195,366
Series A redeemable convertible preferred stock dividend payment	$—	$381,413
The Company did not pay any interest for the six months ended June 30, 2017 and 2016.
See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

(1) Basis of Presentation

(a)  The Company and Nature of Operations

FalconStor Software, Inc., a Delaware Corporation (the "Company"), is a leading storage software company offering a converged data services software platform that is hardware agnostic. The Company develops, manufactures and sells data migration, business continuity, disaster recovery, optimized backup and de-duplication solutions and provides the related maintenance, implementation and engineering services.

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

The Company has incurred significant operating losses in the previous eight years and negative cash flow from operations in five of the previous eight years. The Company currently has a working capital deficiency of $13.0 million, which is inclusive of current deferred revenue of $14.0 million and a stockholders' deficit of $23.5 million. During the six months ended June 30, 2017, the Company incurred a net loss of $1.8 million and cash flow used in operations of $1.6 million. The Company's total cash balance at June 30, 2017 was $1.6 million, a decrease of $1.7 million as compared to December 31, 2016. In addition to these financial metrics, as of December 31, 2016, the Company was not in compliance with the financial covenants of the Series A redeemable convertible preferred stock, which were mutually agreed to annually, for two consecutive quarters. This breach provides the holder of the Series A redeemable convertible preferred stock with the right to require the Company to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of the Company's common stock as of December 31, 2016. To date, the holder of the Series A redeemable convertible preferred stock has neither exercised nor waived this right and accordingly this right may be exercised at any time. In addition, the holders of the Series A redeemable convertible preferred stock have the right to request a redemption of the Series A redeemable convertible preferred stock on or after August 5, 2017. If the holders request that the Series A redeemable convertible preferred stock be redeemed, the Company may not have sufficient liquidity or sufficient surplus as such term is defined under the Delaware General Business Corporation Law ("DGCL") to undertake the redemption. If the Company does not redeem the Series A redeemable convertible preferred stock, the holder of the Series A redeemable convertible preferred stock can pursue other remedies. Refer to Note (11) Series A Redeemable Convertible Preferred Stock for further discussion regarding these other remedies. The Company's reduced cash balance and history of losses both in and of itself, and in combination with the redemption rights of the holders of the Series A redeemable convertible preferred stock, raise substantial doubt about the Company's ability to continue as a going concern within one year after August 11, 2017 (the date that these financial statements were issued).

The Company's ability to continue as a going concern, including in the event of a redemption request by the holder, depends on its ability to execute its business plan, increase revenue and billings and reduce expenditures. During 2016, the Company continued to focus on aligning its expense structure with revenue expectations which included tighter expense controls and overall operational efficiencies which better align the Company's current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on the Company's redesigned go-to-market coverage models. In June 2017, the Company's Board of Directors, approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan will result in a realignment and reduction in workforce. The 2017 Plan was substantially completed as of June 30, 2017. These actions are anticipated to result in an annualized cost savings of approximately $10.0 million. In connection with the 2017 Plan, the Company incurred severance expense of $0.8 million. In making these changes, the Company prioritized customer support and development while consolidating operations and cutting direct sales resources, therefore allowing the company to focus on its install base and develop more efficient market channels. The Company's worldwide headcount was 97 employees as of June 30, 2017, compared with 166 and 226 employees as of December 31, 2016 and 2015, respectively. Although, the Company was able to reduce its operating expenses, the Company's bookings, billings and revenue continued to decline which negatively impacts the Company's ability to continue as a going concern.

There is no assurance that the Company will be successful in generating sufficient bookings, billings, revenue or continue to reduce operating costs. In addition, if the Company continues to incur losses, the Company will need to seek additional financing and there can be no assurance that the Company will be able to obtain financing or that such financing will be on favorable terms. Any such financing would be dilutive to our shareholders. Failure to generate sufficient revenue, billings, control or further reduce expenditures and/or the inability to obtain financing will result in an inability of the Company to continue as a going concern.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2017, and the results of its operations for the three and six months ended June 30, 2017 and 2016. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K").

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

In January 2017, the FASB issued new guidance on accounting for goodwill to simplify the goodwill impairment test by eliminating Step 2 of the goodwill impairment test. This new guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The new standard is effective for the annual period beginning after December 15, 2019, including interim reporting periods within that period, which for the Company is the annual period ending December 31, 2020. Early adoption is permitted. The Company elected to adopt this guidance as of January 1, 2017, prospectively for impairment tests performed subsequent to January 1, 2017. The Company's single reporting unit for purposes of its goodwill impairment test had a negative carrying value of $13.8 million as of March 31, 2017 and thus the Company determined there was no impairment of goodwill. During the second quarter of 2017 there were no triggering events that would require a goodwill impairment test to be performed prior to the Company's annual goodwill impairment test. The adoption of this guidance did not have an impact on the Company's financial statements and related disclosures.

(g)  Recently Issued Accounting Pronouncements

In May 2017, the FASB issued new guidance on stock-based compensation to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when applying the stock-based compensation guidance to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This new guidance requires application on a prospective basis. This update is effective for public entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted, which for the Company will be the annual period ending December 31, 2018. The Company has not yet adopted this guidance and currently does not expect the adoption of the new guidance by the Company to have a significant impact on the Company's financial statements and related disclosures.

In March 2017, the FASB issued new guidance on retirement benefits, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The income statement guidance requires application on a retrospective basis. This update is effective for public entities for annual periods beginning after December 15, 2017, including interim periods, with early adoption permitted, which for the Company will be the annual period ending December 31, 2018. The Company has not yet adopted this guidance and currently does not expect the adoption of the new guidance by the Company to have a significant impact on the Company's financial statements and related disclosures.

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

(2) Summary of Significant Accounting Policies

The Company's significant accounting policies were described in Note (1) "Summary of Significant Accounting Policies" of the 2016 Form 10-K. The Company's revenue recognition accounting policy is included below for reference. There have been no significant changes in the Company's significant accounting policies since December 31, 2016, other than those noted below in (b) and (c). For a description of the Company's other significant accounting policies refer to the 2016 Form 10-K.

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

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. The Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, the computed difference represents the amount of impairment. The Company's single reporting unit for purposes of its goodwill impairment test has a negative carrying value of $13.8 million as of March 31, 2017 and thus the Company has determined there was no impairment of goodwill. During the second quarter of 2017, there were no triggering events that would require a goodwill impairment test to be performed prior to the Company's annual goodwill impairment test.

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options and restricted stock	6,427,858	7,692,595	6,427,858	7,692,595
Series A redeemable convertible preferred stock	8,781,516	8,781,516	8,781,516	8,781,516
Total anti-dilutive common stock equivalents	15,209,374	16,474,111	15,209,374	16,474,111

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Net loss	$(639,801)	$(3,534,882)	$(1,751,998)	$(7,831,494)
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	215,089	195,366	419,664	387,974
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	170,981	—	334,650
Net loss attributable to common stockholders	$(854,890)	$(3,901,229)	$(2,171,662)	$(8,554,118)
Denominator
Weighted average basic shares outstanding	44,440,751	43,159,285	44,265,525	42,521,018
Effect of dilutive securities:
Stock options and restricted stock	—	—	—	—
Series A redeemable convertible preferred stock	—	—	—	—
Weighted average diluted shares outstanding	44,440,751	43,159,285	44,265,525	42,521,018
EPS
Basic net loss per share attributable to common stockholders	$(0.02)	$(0.09)	$(0.05)	$(0.20)
Diluted net loss per share attributable to common stockholders	$(0.02)	$(0.09)	$(0.05)	$(0.20)

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Property and Equipment:
Gross carrying amount	$19,246,360	$19,755,489
Accumulated depreciation	(18,387,382)	(18,580,547)
Property and Equipment, net	$858,978	$1,174,942

For the three months ended June 30, 2017 and 2016, depreciation expense was $135,669 and $180,475, respectively. For the six months ended June 30, 2017 and 2016, depreciation expense was $321,754 and $405,376, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Software development costs:
Gross carrying amount	$2,917,215	$2,917,215
Accumulated amortization	(2,520,585)	(2,369,657)
Software development costs, net	$396,630	$547,558

During the three months ended June 30, 2017 and 2016, the Company recorded $61,687 and $129,870, respectively, of amortization expense related to capitalized software costs. During the six months ended June 30, 2017 and 2016, the Company recorded $150,928 and $260,363, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,770,954	$3,725,437
Accumulated amortization	(3,596,754)	(3,515,981)
Net carrying amount	$174,200	$209,456

For the three months ended June 30, 2017 and 2016, amortization expense was $39,858 and $40,758, respectively. For the six months ended June 30, 2017 and 2016, amortization expense was $80,773 and $82,235, respectively.

(7) Share-Based Payment Arrangements

On June 30, 2017, the total shares available for issuance under the FalconStor Software, Inc. 2016 Incentive Stock Plan (the "2016 Plan") totaled 145,220. Pursuant to the 2016 Plan, if, on July 1st of any calendar year in which the 2016 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2016 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2016 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2016 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2016 Plan. On July 1, 2017, the total number of outstanding shares of the Company’s common stock totaled 44,525,990. Pursuant to the 2016 Plan, the total shares available for issuance under the 2016 Plan thus increased 2,081,080 to 2,226,300 shares available for issuance as of July 1, 2017.

The following table summarizes the plans under which the Company was able to grant equity compensation as of June 30, 2017:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares
FalconStor Software, Inc., 2016 Incentive Stock Plan	2,166,606	145,220	1,500,000	April 27, 2026
FalconStor Software, Inc., 2016 Outside Directors Equity Compensation Plan	1,000,000	583,532	409,868	April 27, 2019

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of June 30, 2017:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	4,410,290
FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	—	10,200
FalconStor Software, Inc., 2000 Stock Option Plan	—	97,500

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue - Product	$—	$—	$—	$—
Cost of revenue - Support and Service	8,834	44,066	65,285	68,837
Research and development costs	54,813	825,635	184,528	1,571,797
Selling and marketing	7,198	75,342	63,738	143,072
General and administrative	26,310	182,303	229,018	334,250
	$97,155	$1,127,346	$542,569	$2,117,956

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

For the six months ended June 30, 2017 and 2016, the Company recorded an income tax provision of $217,248 and $290,819, respectively, consisting primarily of state and local and foreign taxes. The effective tax rate for the six months ended June 30, 2017 and June 30, 2016 was (14.2%) and (3.9%), respectively. The change in the effective tax rate is attributable to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses. As of June 30, 2017, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and, therefore, the Company has not recorded any benefit for its expected net domestic deferred tax assets for the full year 2017 estimated annual effective tax rate. As of June 30, 2017, the valuation allowance totaled approximately $40.4 million.

The Company’s total unrecognized tax benefits, excluding interest, at both June 30, 2017 and December 31, 2016 were $217,461. At June 30, 2017, $337,881 of unrecognized tax benefits, including interest, if recognized, would reduce the Company’s effective tax rate. As of June 30, 2017 and December 31, 2016, the Company had $120,420 and $111,278, respectively, of accrued interest.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At June 30, 2017 the Company did not have any Level 1 category assets included in the condensed consolidated balance sheets. At December 31, 2016, the Level 1 category included money market funds, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At June 30, 2017 and December 31, 2016, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At June 30, 2017 and December 31, 2016, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash, cash equivalents categorized as Level 3 as of June 30, 2017 or December 31, 2016.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2017:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$—	$—	$—	$—
Total cash equivalents	—	—	—	—
Derivative liabilities:
Derivative Instruments	419,560	—	—	419,560
Total derivative liabilities	419,560	—	—	419,560

Total assets and liabilities measured at fair value	$419,560	$—	$—	$419,560

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$1,133,280	$1,133,280	$—	$—
Total cash equivalents	1,133,280	1,133,280	—	—
Derivative liabilities:
Derivative Instruments	336,862	—	—	336,862
Total derivative liabilities	336,862	—	—	336,862

Total assets and liabilities measured at fair value	$1,470,142	$1,133,280	$—	$336,862

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning Balance	$355,612	$133,229	$336,862	$82,024
Total loss recognized in earnings	63,948	31,441	82,698	82,646
Ending Balance	$419,560	$164,670	$419,560	$164,670

(10) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries with expiration dates ranging from 2017 through 2019. The following is a schedule of future minimum lease payments for all operating leases as of June 30, 2017:

2017	$976,176
2018	1,958,440
2019	1,611,627
2020	1,444,247
2021	491,020
Thereafter	—
$6,481,510

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and six months ended June 30, 2017, the Company has not incurred any costs related to warranty obligations.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of December 31, 2016, the Company was not in compliance with the financial covenants of the Series A redeemable convertible preferred stock for two consecutive quarters, which provides the Series A redeemable convertible preferred stockholders the right to require the Company to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of the Company's common stock as of December 31, 2016. To date, the holders of the Series A redeemable convertible preferred stock have neither exercised nor waived this right and accordingly this right may be exercised at any time. As of June 30, 2017, the Company did not fail any non-financial covenants related to the Company's Series A redeemable convertible preferred stock.

On July 24, 2015, the Company entered into an Independent Marketing Agreement with RFN Prime Marketing Inc., to provide among other items, certain sales and marketing deliverables to the Company in exchange for up to 2.55 million shares of restricted Company common stock which was to be issued based on certain milestone achievements and/or transactions over a twenty-four month period. The Independent Marketing Agreement with RFN Prime Marketing Inc., was terminated effective March 31, 2017 and none of the performance milestones had been met, and therefore no restricted Company common stock was issued.

On July 24, 2015, the Company renewed its Employment Agreement (“Quinn Employment Agreement”) with Gary Quinn. Pursuant to the Quinn Employment Agreement, the Company agreed to continue to employ Mr. Quinn as President and Chief Executive Officer of the Company effective July 24, 2015, at an annual salary of $475,000 per annum, which will automatically renew every twelve (12) months unless either party gives notice to the other that it will not renew at least sixty (60) days prior to the end of the term. The Quinn Employment Agreement automatically renewed on July 24, 2016 for an additional twelve (12) months. Among other items, the Quinn Employment Agreement also provided for the grant of 500,000 restricted shares which vest 50% and 50% based upon the achievement of two predetermined milestones of the Company’s common stock closing trading price for ninety (90) consecutive trading days. The 500,000 restricted shares were granted to Mr. Quinn by the Company’s Compensation Committee on July 28, 2015. As of June 30, 2017, neither of the milestones related to this award have been met. Mr. Quinn resigned from all his positions with the Company effective July 1, 2017.

On July 1, 2017, Todd Oseth was appointed Chief Executive Officer of the Company. In connection with this appointment the Board of Director's approved an offer letter to Mr. Oseth (the "Offer Letter") which was executed on June 14, 2017. The Offer Letter provides that Mr. Oseth is entitled to receive an annualized base salary of $350,000. Mr. Oseth will also be eligible for an annual cash bonus of up to $227,500, subject to attainment of performance objectives to be mutually agreed upon and established. Pursuant to the offer letter, it is the intention of the Company to create an equity plan for all employees subject to stockholder approval, for up to 20% of the equity of the Company on a fully diluted basis at the time the equity plan is adopted following stockholder approval. Vesting of the equity issued under the plan would occur only upon a sale of the Company’s assets or capital stock at a premium to the valuation of the Company at the time the equity plan is adopted. Mr. Oseth’s employment can be terminated at will. If Mr. Oseth’s employment is terminated by the Company other than for cause he is entitled to receive severance equal to twelve (12) months of his base salary if (i) he has been employed by the Company for at least twelve (12) months at the time of termination or (ii) a change of control has occurred within six months of Mr. Oseth’s employment. Except as set forth in the preceding sentence, Mr. Oseth is entitled to receive severance equal to six (6) months of his base salary if he has been employed by the Company for less than six months and his employment was terminated by the Company without cause.

During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the “2013 Plan”).  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. As of June 30, 2017, the restructuring accrual totaled $571,694. The 2013 Plan was substantially completed by December 31, 2014; however, the Company expects the majority of the remaining accrued severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next three to twenty-four months.

In addition, as of June 30, 2017, the Company's liability for uncertain tax positions totaled $337,881. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

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

In addition to the veto rights set forth in the preceding paragraph, upon consummation of a fundamental sale transaction in which the consideration is cash and is not approved by the holder of the Series A redeemable convertible preferred stock, the Series A redeemable convertible preferred stock shall be redeemed at a per share redemption price equal to the greater of (i) 250% of the stated value of the Series A redeemable convertible preferred stock (which is currently equal to $22.5 million or $2.56 per share of common stock held by the holder of the Series A redeemable convertible preferred stock on an as converted basis as of June 30, 2017) and (ii) the price such holder would receive in the transaction on an as converted basis. In addition in the event of the liquidation of the Company or a Fundamental Transaction of the Company (which includes a merger or sale of the Company), the holders of the Series A redeemable convertible preferred stock shall be entitled to receive from the proceeds of the transaction, prior to the holders of the Common Stock, an amount equal to 100% of the stated value plus accrued and unpaid dividends. The stated value and accrued and unpaid dividends of the Series A redeemable convertible preferred stock at June 30, 2017 is $9.6 million.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholder may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If the Company does not have the funds necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, the Company's failure to redeem the Series A redeemable convertible preferred stock would be considered a “Breach Event” under the agreements with the holder of the Series A redeemable convertible preferred stock. If a Breach Event were to occur and the Company is in default under or has breached any provision in respect of its obligations to redeem the Series A redeemable convertible preferred stock, then, under the agreements with the holder of our Series A redeemable convertible preferred stock, the Company's Board of Directors would automatically be increased, with the holders of the Series A redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the Series A redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holder of the Series A redeemable convertible preferred stock control of the Company. As of December 31, 2016, the Company was not in compliance with the financial covenants of the Series A redeemable convertible preferred stock for two consecutive quarters, which provides the Series A redeemable convertible preferred stockholder the right to require the Company to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of the Company's common stock as of December 31, 2016. To date, the holder of the Series A redeemable convertible preferred stock has neither exercised nor waived this right and accordingly this right may be exercised at any time. As of June 30, 2017, the Company did not fail any non-financial covenants related to the Company's Series A redeemable convertible preferred stock.

The holder of the Series A redeemable convertible preferred stock is entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company, at its election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. As of December 31, 2016, March 31, 2017 and June 30, 2017, due to the lack of sufficient surplus to pay dividends as required by the DGCL, the Company was not permitted to pay the fourth quarter 2016 and first and second quarter 2017 dividends in cash or through the issuance of the Company's common stock and accrued the aforementioned dividends. As of June 30, 2017, the Company's liability for dividends to the holder of the Series A redeemable convertible preferred stock totaled $615,568.

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

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the three and six months ended June 30, 2017 and 2016, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning Balance	$355,612	$133,229	$336,862	$82,024
Total loss recognized in earnings	63,948	31,441	82,698	82,646
Ending Balance	$419,560	$164,670	$419,560	$164,670

At the time of issuance the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A redeemable convertible preferred stock. These costs were being accreted to the Series A redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders as noted above. The Company included deductions for accretion and accrued dividends as adjustments to net loss attributable to common stockholders on the condensed consolidated statement of operations for the three and six months ended June 30, 2017 and 2016. The following represents a reconciliation of net loss attributable to common stockholders for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(639,801)	$(3,534,882)	$(1,751,998)	$(7,831,494)
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	215,089	195,366	419,664	387,974
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	170,981	—	334,650
Net loss attributable to common stockholders	$(854,890)	$(3,901,229)	$(2,171,662)	$(8,554,118)

(12) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended June 30, 2017 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at March 31, 2017	$(2,051,917)	$—	$28,675	$(2,023,242)
Other comprehensive loss
Other comprehensive loss before reclassifications	5,433	—	—	5,433
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Total other comprehensive loss	5,433	—	—	5,433
Accumulated other comprehensive (loss) income at June 30, 2017	$(2,046,484)	$—	$28,675	$(2,017,809)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the six months ended June 30, 2017 are as follows:

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2016	$(1,866,388)	$—	$28,675	$(1,837,713)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(180,096)	—	—	(180,096)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—
Total other comprehensive (loss) income	(180,096)	—	—	(180,096)
Accumulated other comprehensive (loss) income at June 30, 2017	$(2,046,484)	$—	$28,675	$(2,017,809)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended June 30, 2016 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at March 31, 2016	$(1,954,409)	$633	$30,362	$(1,923,414)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(334,161)	(81)	(550)	(334,792)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(202)	1,228	1,026
Total other comprehensive (loss) income	(334,161)	(283)	678	(333,766)
Accumulated other comprehensive (loss) income at June 30, 2016	$(2,288,570)	$350	$31,040	$(2,257,180)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the six months ended June 30, 2016 are as follows:

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2015	$(1,726,994)	$(3,406)	$27,186	$(1,703,214)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(561,576)	2,513	1,423	(557,640)
Amounts reclassified from accumulated other comprehensive (loss) income	—	1,243	2,431	3,674
Total other comprehensive (loss) income	(561,576)	3,756	3,854	(553,966)
Accumulated other comprehensive (loss) income at June 30, 2016	$(2,288,570)	$350	$31,040	$(2,257,180)

For the three and six months ended June 30, 2017, the amounts reclassified to net loss related to the Company’s defined benefit plan and maturity of marketable securities. These amounts are included within “Operating loss” within the condensed consolidated statements of operations.

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

During the three and six months ended June 30, 2017 and 2016, the Company did not repurchase any shares of its common stock. As of June 30, 2017, the Company had the authorization to repurchase 4,907,839 shares of its common stock based upon its judgment and market conditions.

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

(15) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three and six months ended June 30, 2017 and 2016, and the location of long-lived assets as of June 30, 2017 and December 31, 2016, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Americas	$2,040,247	$2,667,901	$3,641,494	$5,053,626
Asia Pacific	2,445,409	2,949,051	4,696,486	5,686,244
Europe, Middle East, Africa and Other	2,248,670	2,450,999	4,435,461	4,760,412
Total Revenue	$6,734,326	$8,067,951	$12,773,441	$15,500,282

	June 30, 2017	December 31, 2016
Long-lived assets:
Americas	$6,058,326	$6,525,612
Asia Pacific	852,238	890,051
Europe, Middle East, Africa and Other	260,225	218,316
Total long-lived assets	$7,170,789	$7,633,979

For both the three and six months ended June 30, 2017, the Company had no customers that accounted for 10% or more of total revenue. For both the three and six months ended June 30, 2016, the Company had one customer, Hitachi Data Systems, that accounted for 11% of total revenue.

As of June 30, 2017, the Company had no customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2016, the Company had three customers, Datang Telecom International Technology Co., Ltd, Hitachi Data Systems and Huawei Technologies Co., Ltd, that accounted for 15%, 14% and 12%, respectively, of the gross accounts receivable balance.

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

Severance related costs
Balance at December 31, 2016	$846,337
Provisions/Additions	(236,302)
Utilized/Paid	—
Balance at March 31, 2017	$610,035
Provisions/Additions	—
Utilized/Paid	(38,341)
Balance at June 30, 2017	$571,694

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

OVERVIEW

Over the past twenty-four months we continued to drive FreeStor® sales through our originally targeted routes to market which included OEMs, Managed Service Providers and Enterprise customers. We now have over 380 customers using our FreeStor platform, not including the customers of our MSP and OEM partners.
During 2017, we continued to innovate and enhance our FreeStor product. The latest enhancements were delivered in May 2017, including Quality of Service (QoS) capability, chargeback support, improved levels of robustness and performance in I/O Cluster and I/O Multi-Cluster failover, additional client agent management and monitoring, and the integration of Optimized Backup and Deduplication capability into FreeStor, allowing more efficient use of storage.

In June 2017, our Board of Directors, approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan will result in a realignment and reduction in workforce. The 2017 Plan was substantially completed as of June 30, 2017 and we ended the quarter with 97 employees worldwide. These actions are anticipated to result in an annualized cost savings of approximately $10.0 million. In connection with the 2017 Plan, we incurred severance expense of $0.8 million. In making these changes, we prioritized customer support and development while consolidating operations and cutting direct sales resources, therefore allowing us to focus on its install base and develop more efficient market channels.

We ended the quarter with $1.6 million of cash and cash equivalents compared with $3.4 million at December 31, 2016. During the quarter net cash used in operating activities decreased to $1.6 million, compared with $3.8 million in the comparable prior year period. As discussed under "Liquidity and Capital Resources - Going Concern," our ability to continue as a going concern depends on our ability to increase revenue, further reduce expenses and/or obtain financing and there is no assurance that we will be able to accomplish any or all of these objectives.

Deferred revenue as of June 30, 2017 totaled $21.3 million, compared with $23.7 million as of December 31, 2016.

Overall, total revenue for the three months ended June 30, 2017 decreased 17% to $6.7 million, compared with $8.1 million in the prior year period. Revenue from our FreeStor platform increased $0.8 million; however, this increase was more than offset by a decrease of product revenue from our legacy products of $2.2 million for the three months ended June 30, 2017, compared with the comparable prior year period. We attribute the decline in total revenues to several factors. First, although we updated and introduced new versions of FreeStor and our point-solutions to address the needs of customers and the marketplace, the volume of new product licenses and maintenance sales, both for expansion of our existing installed base and in the acquisition of new customers declined from the prior year. Second, customer attrition continued which has decreased maintenance renewal revenue. Third, the level of customer deal elongation and customer indecisiveness to purchase in a timely manner as a result of customers working through their organizational purchasing strategies continues to provide significant headwinds for both the storage software industry and FalconStor.
Total cost of revenue for the three months ended June 30, 2017 decreased 24% to $1.8 million, compared with $2.3 million in the prior year period. Total gross profit decreased $0.8 million, or 14%, to $5.0 million for the three months ended June 30, 2017, compared with $5.7 million for the prior year period. Total gross margin increased to 74% for the three months ended June 30, 2017, compared with 71% for the prior year period. The decrease in our total gross profit was primarily due to the decrease in revenue and the increase in total gross margin was primarily due to the mix of sales and cost reduction initiatives. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales. Our FreeStor product is a subscription-based product offering and primarily sold as a software only solution, which we anticipate will continue to drive higher product gross margins in the future.

Overall, our total operating expenses for the three months ended June 30, 2017 decreased 41% to $5.5 million, compared with $9.4 million in the comparable prior year period. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 97 employees as of June 30, 2017, compared with 211 employees as of June 30, 2016.
Operating loss for the three months ended June 30, 2017 decreased to $0.5 million, compared with $3.6 million in the comparable prior year period. Included in our operating results for the three months ended June 30, 2017 and 2016 was severance expense of $0.8 million and $0.6 million, respectively.
RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2017 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2016.

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations and their corresponding percentage of total revenue for the three months ended June 30, 2017 and 2016 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended June 30,				Change Period to Period
	2017		2016
Revenue:
Product revenue	$2,499,655	37%	$2,939,594	36%	$(439,939)	(15)%
Support and services revenue	4,234,671	63%	5,128,357	64%	(893,686)	(17)%
Total revenue	6,734,326	100%	8,067,951	100%	(1,333,625)	(17)%
Cost of revenue:
Product	351,969	5%	319,974	4%	31,995	10%
Support and service	1,418,663	21%	1,999,125	25%	(580,462)	(29)%
Total cost of revenue	1,770,632	26%	2,319,099	29%	(548,467)	(24)%
Gross profit	4,963,694	74%	5,748,852	71%	(785,158)	(14)%
Operating expenses:
Research and development costs	2,025,132	30%	3,304,079	41%	(1,278,947)	(39)%
Selling and marketing	2,109,599	31%	4,124,350	51%	(2,014,751)	(49)%
General and administrative	1,345,343	20%	1,833,479	23%	(488,136)	(27)%
Restructuring	—	—%	93,405	1%	(93,405)	(100)%
Total operating expenses	5,480,074	81%	9,355,313	116%	(3,875,239)	(41)%
Operating loss	(516,380)	(8)%	(3,606,461)	(45)%	3,090,081	(86)%
Interest and other (loss) income, net	(29,121)	—%	237,251	3%	(266,372)	*
Loss before income taxes	(545,501)	(8)%	(3,369,210)	(42)%	2,823,709	(84)%
Provision for income taxes	94,300	1%	165,672	2%	(71,372)	(43)%
Net loss	$(639,801)	(10)%	$(3,534,882)	(44)%	$2,895,081	(82)%
Less: Accrual of Series A redeemable convertible preferred stock dividends	215,089	3%	195,366	2%	19,723	10%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	—%	170,981	2%	(170,981)	(100)%
Net loss attributable to common stockholders	$(854,890)	(13)%	$(3,901,229)	(48)%	$3,046,339	(78)%

* Not Meaningful

 Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. Total revenue for the three months ended June 30, 2017 decreased 17% to $6.7 million, compared with $8.1 million in the prior year period.

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

Product revenue for the three months ended June 30, 2017 decreased 15% to $2.5 million, compared with $2.9 million in the prior year period. Product revenue represented 37% and 36% of our total revenue for the three months ended June 30, 2017 and 2016, respectively. Product revenue from our FreeStor product increased $0.5 million; however, this increase was more than offset by a decrease of product revenue from our legacy products of $1.0 million for the three months ended June 30, 2017, compared with the prior year period. The overall decline in product revenue was primarily due to: (i) challenges in obtaining new customers and, (ii) a decrease in the volume of sales from our legacy product lines. Product revenue from our FreeStor product represented 47% and 24% of our total product revenue for the three months ended June 30, 2017 and 2016, respectively. Product revenue from our legacy products represented 53% and 76% of our total product revenue for the three months ended June 30, 2017 and 2016, respectively.

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

Support and services revenue for the three months ended June 30, 2017 decreased 17% to $4.2 million, compared with $5.1 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended June 30, 2017, maintenance and technical support services revenue was the primary driver of the decrease. Maintenance and technical support services revenue related to our legacy products decreased $1.2 million, primarily driven by customer attrition and the overall decline in product license sales over the past twelve to twenty-four months, partially offset by a $0.3 million increase in maintenance and technical support services revenue related to our FreeStor product. The conversion of existing customers using our legacy products to our Freestor subscription product has resulted and will continue to result in a shift of revenue from maintenance and technical support services revenue to product revenue.

Professional services revenue remained consistent at $0.2 million for the three months ended June 30, 2017 and 2016. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended June 30, 2017 decreased 24% to $1.8 million, compared with $2.3 million in the prior year period. Total gross profit decreased $0.8 million, or 14%, to $5.0 million for the three months ended June 30, 2017, compared with $5.7 million for the prior year period. Total gross margin increased to 74% for the three months ended June 30, 2017, compared with 71% for the prior year period. The decrease in our total gross profit was primarily due to the decrease in revenue and the increase in total gross margin was primarily due to the mix of sales and cost reduction initiatives. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of capitalized software and shipping and logistics costs. Cost of product revenue for the three months ended June 30, 2017 increased 10% to $0.4 million, compared with $0.3 million in the prior year period. Product gross margin decreased to 86% for the three months ended June 30, 2017, compared with 89% for the prior year period. The decrease in product gross margin was primarily attributable to a decrease in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended June 30, 2017 decreased 29% to $1.4 million, compared with $2.0 million in the prior year period. Support and service gross margin increased to 66% for the three months ended June 30, 2017, compared with 61% for the prior year period, primarily attributable to a reduction in personnel related costs.

Operating Expenses

Our operating expenses for the three months ended June 30, 2017 decreased 41% to $5.5 million, compared with $9.4 million in the prior year period. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 97 employees as of June 30, 2017, compared with 211 employees as of June 30, 2016. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. Included in the operating results for the three months ended June 30, 2017 and 2016 was $0.1 million and $1.1 million of share-based compensation expense, respectively.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $1.3 million, or 39%, to $2.0 million for the three months ended June 30, 2017, from $3.3 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs, as we continue to allocate the appropriate level of resources based upon the product development roadmap schedule. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development expenses for the three months ended June 30, 2017 and 2016 was $0.1 million and $0.8 million, respectively. Included in share-based compensation expense for the three months ended June 30, 2016 was $0.8 million related to costs associated with our exclusive source code license and development agreement which were paid through the issuance of our common stock.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $2.0 million, or 49%, to $2.1 million for the three months ended June 30, 2017, from $4.1 million in the prior year period. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel related costs including a decrease in our sales and marketing headcount as we continue to optimize our go-to-market coverage models around the world. Share-based compensation expense included in selling and marketing expenses for the three months ended June 30, 2017 and 2016 was less than $0.1 million and $0.1 million, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses decreased $0.5 million or 27%, to $1.3 million for the three months ended June 30, 2017, from $1.8 million in the prior year period. The decrease in general and administrative expenses was primarily attributable to continuing to optimize personnel costs, professional fees and other various general and administrative costs within the Company. Share-based compensation expense included in general and administrative expenses for the three months ended June 30, 2017 and 2016 was less than $0.1 million and $0.2 million, respectively.

Restructuring

In the third quarter of 2013, we adopted a restructuring plan intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis. In connection with the 2013 Plan, we eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. There were no restructuring expense for the three months ended June 30, 2017, compared with costs incurred of $0.1 million in the prior year period. For further information, refer to Note (16) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other (loss) income, net, decreased $0.3 million to a loss of less than $0.1 million for the three months ended June 30, 2017, compared with income of $0.2 million in the prior year period. The fluctuation in interest and other (loss) income from quarter to quarter relates to foreign currency gains and losses, interest income, sublease income and the change in our embedded derivatives.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For the three months ended June 30, 2017 and 2016, the Company recorded an income provision of $0.1 million and $0.2 million, respectively. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the three months ended June 30, 2017, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2017 estimated annual effective tax rate.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2017 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2016.

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations and their corresponding percentage of total revenue for the six months ended June 30, 2017 and 2016 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Six Months Ended June 30,				Change Period to Period
	2017		2016
Revenue:
Product revenue	$4,420,707	35%	$5,220,452	34%	$(799,745)	(15)%
Support and services revenue	8,352,734	65%	10,279,830	66%	(1,927,096)	(19)%
Total revenue	12,773,441	100%	15,500,282	100%	(2,726,841)	(18)%
Cost of revenue:
Product	550,684	4%	564,247	4%	(13,563)	(2)%
Support and service	2,672,579	21%	3,761,345	24%	(1,088,766)	(29)%
Total cost of revenue	3,223,263	25%	4,325,592	28%	(1,102,329)	(25)%
Gross profit	9,550,178	75%	11,174,690	72%	(1,624,512)	(15)%
Operating expenses:
Research and development costs	4,319,995	34%	6,960,856	45%	(2,640,861)	(38)%
Selling and marketing	4,160,141	33%	8,393,150	54%	(4,233,009)	(50)%
General and administrative	2,966,894	23%	3,539,404	23%	(572,510)	(16)%
Restructuring	(236,302)	(2)%	177,389	1%	(413,691)	*
Total operating expenses	11,210,728	88%	19,070,799	123%	(7,860,071)	(41)%
Operating loss	(1,660,550)	(13)%	(7,896,109)	(51)%	6,235,559	(79)%
Interest and other income, net	125,800	1%	355,434	2%	(229,634)	(65)%
Loss before income taxes	(1,534,750)	(12)%	(7,540,675)	(49)%	6,005,925	(80)%
Provision for income taxes	217,248	2%	290,819	2%	(73,571)	(25)%
Net loss	$(1,751,998)	(14)%	$(7,831,494)	(51)%	$6,079,496	(78)%
Less: Accrual of Series A redeemable convertible preferred stock dividends	419,664	3%	387,974	3%	31,690	8%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	—%	334,650	2%	(334,650)	(100)%
Net loss attributable to common stockholders	$(2,171,662)	(17)%	$(8,554,118)	(55)%	$6,382,456	(75)%

* Not Meaningful

 Revenue

Total revenue for the six months ended June 30, 2017 decreased 18% to $12.8 million, compared with $15.5 million in the prior year period.

Product revenue

Product revenue for the six months ended June 30, 2017 decreased 15% to $4.4 million, compared with $5.2 million in the prior year period. Product revenue represented 35% and 34% of our total revenue for the six months ended June 30, 2017 and 2016, respectively. Product revenue from our FreeStor product increased $0.6 million; however, this increase was more than offset by a decrease of product revenue from our legacy products of $1.4 million for the six months ended June 30, 2017, compared with the prior year period. The overall decline in product revenue was primarily due to: (i) challenges in obtaining new customers and, (ii) a decrease in the volume of sales from our legacy product lines. Product revenue from our FreeStor product represented 45% and 26% of our total product revenue for the six months ended June 30, 2017 and 2016, respectively. Product revenue from our legacy products represented 55% and 74% of our total product revenue for the six months ended June 30, 2017 and 2016, respectively.

We continue to invest in our product portfolio by refreshing our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue for the six months ended June 30, 2017 decreased 19% to $8.4 million, compared with $10.3 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the six months ended June 30, 2017, maintenance and technical support services revenue was the primary driver of the decrease. Maintenance and technical support services revenue related to our legacy products decreased $2.8 million, primarily driven by customer attrition and the overall decline in product license sales over the past twelve to twenty-four months, partially offset by a $0.9 million increase in maintenance and technical support services revenue related to our FreeStor product. The conversion of existing customers using our legacy products to our Freestor subscription product has resulted and will continue to result in a shift of revenue from maintenance and technical support services revenue to product revenue.

Professional services revenue remained consistent at $0.3 million for the six months ended June 30, 2017 and 2016. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the six months ended June 30, 2017 decreased 25% to $3.2 million, compared with $4.3 million in the prior year period. Total gross profit decreased $1.6 million, or 15%, to $9.6 million for the six months ended June 30, 2017, compared with $11.2 million for the prior year period. Total gross margin increased to 75% for the six months ended June 30, 2017, compared with 72% for the prior year period. The decrease in our total gross profit was primarily due to the decrease in revenue and the increase in total gross margin was primarily due to the mix of sales and cost reduction initiatives. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue for the six months ended June 30, 2017 decreased 2% to $0.6 million, compared with $0.6 million in the prior year period. Product gross margin decreased to 88% for the six months ended June 30, 2017, compared with 89% for the prior year period. The decrease in product gross margin was primarily attributable to a decrease in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service revenue for the six months ended June 30, 2017 decreased 29% to $2.7 million, compared with $3.8 million in the prior year period. Support and service gross margin increased to 68% for the six months ended June 30, 2017, compared with 63% for the prior year period, primarily attributable to a reduction in personnel related costs and a severance benefit recorded as a result of litigation settlement with a former employee compared with the prior year period.

Operating Expenses

Our operating expenses for the six months ended June 30, 2017 decreased 41% to $11.2 million, compared with $19.1 million in the prior year period. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 97 employees as of June 30, 2017, compared with 211 employees as of June 30, 2016. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. Included in the operating results for the six months ended June 30, 2017 and 2016 was $0.5 million and $2.0 million of share-based compensation expense, respectively.

Research and Development Costs

Research and development costs decreased $2.6 million, or 38%, to $4.3 million for the six months ended June 30, 2017, from $7.0 million in the prior year period. The decrease was primarily related to a decrease in share-based compensation expense and personnel related costs, as we continue to allocate the appropriate level of resources based upon the product development roadmap schedule. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development expenses for the six months ended June 30, 2017 and 2016 was $0.2 million and $1.6 million, respectively. Included in share-based compensation expense for the six months ended June 30, 2016 was $1.5 million related to costs associated with our exclusive source code license and development agreement which were paid through the issuance of our common stock.

Selling and Marketing

Selling and marketing expenses decreased $4.2 million, or 50%, to $4.2 million for the six months ended June 30, 2017, from $8.4 million in the prior year period. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel related costs including a decrease in our sales and marketing headcount as we continue to optimize our go-to-market coverage models around the world. Share-based compensation expense included in selling and marketing expenses for the six months ended June 30, 2017 and 2016 was $0.1 million and $0.1 million, respectively.

General and Administrative

General and administrative expenses decreased $0.6 million or 16%, to $3.0 million for the six months ended June 30, 2017, from $3.5 million in the prior year period. The decrease in general and administrative expenses was primarily attributable to continuing to optimize personnel costs, professional fees and other various general and administrative costs within the Company. Share-based compensation expense included in general and administrative expenses for the six months ended June 30, 2017 and 2016 was $0.2 million and $0.3 million, respectively.

Restructuring

Restructuring costs for the six months ended June 30, 2017 was a benefit of $0.2 million due to a favorable settlement with a former employee and $0.2 million of restructuring costs in the prior period. For further information, refer to Note (16) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other (loss) income, net, decreased $0.2 million to $0.1 million for the six months ended June 30, 2017, compared with $0.4 million in the prior year period. The fluctuation in interest and other (loss) income from quarter to quarter relates to foreign currency gains and losses, interest income, sublease income and the change in our embedded derivatives.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For the six months ended June 30, 2017 and 2016, the Company recorded an income provision of $0.2 million and $0.3 million, respectively. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the six months ended June 30, 2017, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2017 estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of June 30, 2017 and December 31, 2016 totaled $1.7 million and $3.4 million, respectively.

Going Concern

We have incurred significant operating losses in the previous eight years and negative cash flow from operations in five of the previous eight years. We currently have a working capital deficiency of $13.0 million, which is inclusive of current deferred revenue of $14.0 million and a stockholders' deficit of $23.5 million. During the six months ended June 30, 2017, we incurred a net loss of $1.8 million and cash flow used in operations of $1.6 million. Our total cash balance at June 30, 2017 was $1.6 million, a decrease of $1.7 million as compared to December 31, 2016. In addition to these financial metrics, as of December 31, 2016, we were not in compliance with the financial covenants of the Series A redeemable convertible preferred stock, which were mutually agreed to annually, for two consecutive quarters. This breach provides the holder of the Series A redeemable convertible preferred stock with the right to require us to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of our common stock as of December 31, 2016. To date, the holder of the Series A redeemable convertible preferred stock has neither exercised nor waived this right and accordingly this right may be exercised at any time. In addition, the holder of the Series A redeemable convertible preferred stock has the right to request a redemption of the Series A redeemable convertible preferred stock on or after August 5, 2017. If the holder requests that the Series A redeemable convertible preferred stock be redeemed, we may not have sufficient liquidity to undertake the redemption. If we do not redeem the Series A redeemable convertible preferred stock, the holder of the Series A redeemable convertible preferred stock can pursue other remedies. Refer to Note (11) Series A Redeemable Convertible Preferred Stock for further discussion regarding these other remedies. Our reduced cash balance and history of losses both in and of itself, and in combination with the redemption rights of the holders of the Series A redeemable convertible preferred stock, raise substantial doubt about our ability to continue as a going concern within one year after August 11, 2017 (the date that these financial statements were issued).

Our ability to continue as a going concern, including in the event of a redemption request by the holder, depends on our ability to execute our business plan, increase revenue and billings and reduce expenditures. During 2016, we continued to focus on aligning our expense structure with revenue expectations which included tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. In June 2017, our Board of Directors, approved the 2017 Plan which will result in a realignment and reduction in workforce. The 2017 Plan was substantially completed as of June 30, 2017. These actions are anticipated to result in an annualized cost savings of approximately $10.0 million. In connection with the 2017 Plan, we incurred severance expense of $0.8 million. In making these changes, we prioritized customer support and development while consolidating operations and cutting direct sales resources, therefore allowing us to focus on its install base and develop more efficient market channels. Our worldwide headcount was 97 employees as of June 30, 2017, compared with 166 and 226 employees as of December 31, 2016 and 2015, respectively. Although, we were able to reduce our operating expenses, our bookings, billings and revenue continued to decline which negatively impacts our ability to continue as a going concern.

There is no assurance that we will be successful in generating sufficient bookings, billings, revenue or continue to reduce operating costs. In addition, to the extent that we continue to incur losses, we will need to seek additional financing and there can be no assurance that we will be able to obtain financing or that such financing will be on favorable terms. Any such financing would be dilutive to our shareholders. Failure to generate sufficient revenue, billings, control or further reduce expenditures and/or the inability to obtain financing will result in an inability to continue as a going concern.

Cash Flow Analysis

Cash flow information is as follows:

	Six Months Ended June 30,
	2017	2016
Cash (used in) provided by:
Operating activities	(1,645,279)	(3,791,211)
Investing activities	(106,832)	5,826,384
Financing activities	(25,710)	—
Effect of exchange rate changes	33,988	(123,221)
Net (decrease) increase in cash and cash equivalents	$(1,743,833)	$1,911,952

Net cash used in operating activities totaled $1.6 million for the six months ended June 30, 2017, compared with $3.8 million in the prior year period. The changes in net cash used in operating activities for the six months ended June 30, 2017, was primarily due to our net loss and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used in investing activities totaled $0.1 million for the six months ended June 30, 2017, compared with net cash provided by investing activities of $5.8 million in the prior year period. Included in investing activities for the six months ended June 30, 2017 are purchases of property and equipment, cash paid for security deposits and purchases of intangible assets. Included in investing activities in the prior year period are the sales and purchases of our marketable securities, purchases of property and equipment, cash received for security deposits and purchases of intangible assets. Net sales of our marketable securities for the prior year period were $5.9 million.

There were minimal financing activity cash flows during the six months ended June 30, 2017, which related to tax withholdings for employee share-based payment awards, and none for the prior year period.

Total cash and cash equivalents decreased $1.7 million to $1.6 million at June 30, 2017 compared to December 31, 2016.

Contractual Obligations

We currently do not have any debt and our significant commitments are related to (i) our offer letter with our President and Chief Executive Officer, (ii) our office leases, (iii) dividends (including accrued dividends) on our Series A redeemable convertible preferred stock, and (iv) the potential redemption of the Series A redeemable convertible preferred stock as discussed above.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with our obligations, the Series A redeemable convertible preferred stockholder may require us to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require us to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. In addition in the event of the liquidation of the Company or a Fundamental Transaction of the Company, the holders of the Series A redeemable convertible preferred stock shall be entitled to receive, prior to the holders of the Common Stock, an amount equal to 100% of the stated value plus accrued and unpaid dividends. As of December 31, 2016, we were not in compliance with the financial covenants of the Series A redeemable convertible preferred stock for two consecutive quarters, which provides the Series A redeemable convertible preferred stockholder the right to require us to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of our common stock as of December 31, 2016. To date, the holder of the Series A redeemable convertible preferred stock has neither exercised nor waived this right and accordingly this right may be exercised at any time. As of June 30, 2017, we did not fail any non-financial covenants related to our Series A redeemable convertible preferred stock.

The holder of the Series A redeemable convertible preferred stock is entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if we will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, we, at our election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. As of December 31, 2016, March 31, 2017 and June 30, 2017, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, we were not permitted to pay the fourth quarter of 2016 or the first and second quarter of 2017 dividends in cash or through the issuance of our common stock and accrued these dividends. As of June 30, 2017, our liability for dividends to the holder of the Series A redeemable convertible preferred stock totaled $615,568.

We have an operating lease covering our corporate office facility that expires in April 2021. We also have several operating leases related to offices in both the United States and foreign countries. The expiration dates for these leases range from 2017 through 2019. The following is a schedule of future minimum lease payments for all operating leases as of June 30, 2017:

2017	$976,176
2018	1,958,440
2019	1,611,627
2020	1,444,247
2021	491,020
Thereafter	—
$6,481,510

In addition, as of June 30, 2017, our liability for uncertain tax positions totaled $337,881. Due to the uncertainty relating to the timing of future payments, such amounts are not presented in the above schedule.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. The Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, the computed difference represents the amount of impairment. The Company's single reporting unit for purposes of its goodwill impairment test had a negative carrying value of $13.8 million as of March 31, 2017 and thus the Company has determined there to be no impairment of goodwill. During the second quarter of 2017 there were no triggering events that would require a goodwill impairment test to be performed prior to the Company's annual goodwill impairment test.

 Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended June 30, 2017 and 2016, approximately 71% and 67% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at June 30, 2017, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.5 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As described in this Form 10-Q, the Company's ability to continue as a going concern is dependent on its ability to increase revenue, further reduce expenses and/or obtain financing and there is no assurance we will be able to accomplish any or all of these objectives.

Subsequent to the filing of our 2016 Form 10-K, The Nasdaq Stock Market advised us that our common stock will be delisted from the Nasdaq Capital Market. While we received an extension on the listing of our common stock to on or before November 20, 2017, there is no assurance that we will comply with the milestones required to maintain the listing of our common stock on the Nasdaq Capital Market before and after November 20, 2017. A delisting of our common stock from the Nasdaq Capital Market could materially impact the liquidity of our common stock.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 3. Defaults Upon Senior Securities

As of December 31, 2016, March 31, 2017 and June 30, 2017, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, we were not permitted to pay the fourth quarter of 2016 or the first and second quarter of 2017 dividends in cash or through the issuance of our common stock and accrued these dividends. As of June 30, 2017, our liability for dividends to the holder of the Series A redeemable convertible preferred stock totaled $615,568.

Item 5.  Other Information

On July 4, 2017, Alan Komet resigned from his position as Executive Vice President Worldwide Field Operations. The Company is currently performing a search for his replacement.

Item 6.     Exhibits

10.1
Offer Letter between FalconStor Software, Inc., and Todd Oseth, dated June 14, 2017, incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed June 20, 2017. (1)

10.2
Separation Agreement and General Release between FalconStor Software, Inc., and Gary Quinn, dated June 14, 2017, incorporated herein by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed June 20, 2017. (1)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – June 30, 2017 and December 31, 2016.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Six Months Ended June 30, 2017 and 2016.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Loss – Three and Six Months Ended June 30, 2017 and 2016.

(iv)	unaudited Condensed Consolidated Statement of Cash Flows – Six Months Ended June 30, 2017 and 2016.

(v)	Notes to unaudited Condensed Consolidated Financial Statements – June 30, 2017.

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Daniel Murale
Daniel Murale
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Oseth
Todd Oseth
President & Chief Executive Officer
August 11, 2017	(principal executive officer)