Form 10-Q
period 2017-09-30
FALCONSTOR SOFTWARE INC
filed 2017-11-20
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

The number of shares of common stock outstanding as of October 31, 2017 was 44,563,490.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,751,310	$3,391,528
Accounts receivable, net of allowances of $419,416 and $260,676, respectively	2,198,718	5,003,972
Prepaid expenses and other current assets	999,790	1,245,085
Inventory	6,181	6,181
Total current assets	4,955,999	9,646,766
Property and equipment, net of accumulated depreciation of $18,479,643 and $18,580,547, respectively	753,849	1,174,942
Deferred tax assets, net	577,934	577,735
Software development costs, net	338,022	547,558
Other assets	1,038,504	973,949
Goodwill	4,150,339	4,150,339
Other intangible assets, net	152,147	209,456
Total assets	$11,966,794	$17,280,745
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,156,193	$419,877
Accrued expenses	4,114,109	4,471,010
Deferred revenue, net	12,334,255	15,236,123
Total current liabilities	17,604,557	20,127,010
Other long-term liabilities	1,114,496	1,170,844
Deferred tax liabilities, net	272,886	254,776
Deferred revenue, net	6,453,820	8,430,692
Total liabilities	25,445,759	29,983,322
Commitments and contingencies (Note 10)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $9,000,000	9,000,000	9,000,000
Stockholders' deficit:
Common stock - $.001 par value, 100,000,000 shares authorized, 60,091,560 and 59,482,989 shares issued, respectively and 44,563,490 and 43,954,919 shares outstanding, respectively	60,092	59,483
Additional paid-in capital	168,712,266	169,091,255
Accumulated deficit	(132,305,514)	(131,982,685)
Common stock held in treasury, at cost (15,528,070 and 15,528,070 shares, respectively)	(57,032,917)	(57,032,917)
Accumulated other comprehensive loss, net	(1,912,892)	(1,837,713)
Total stockholders' deficit	(22,478,965)	(21,702,577)
Total liabilities and stockholders' deficit	$11,966,794	$17,280,745

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Product revenue	$2,129,125	$2,245,544	$6,549,832	$7,465,996
Support and services revenue	3,976,308	5,081,266	12,329,042	15,361,096
Total revenue	6,105,433	7,326,810	18,878,874	22,827,092
Cost of revenue:
Product	118,880	145,986	669,564	710,233
Support and service	1,115,703	1,914,383	3,788,282	5,675,728
Total cost of revenue	1,234,583	2,060,369	4,457,846	6,385,961
Gross profit	$4,870,850	$5,266,441	$14,421,028	$16,441,131
Operating expenses:
Research and development costs	1,216,663	2,514,822	5,536,658	9,475,678
Selling and marketing	1,128,850	2,991,901	5,288,991	11,385,051
General and administrative	1,163,676	1,561,335	4,130,570	5,100,739
Restructuring	76,705	—	(159,597)	177,389
Total operating expenses	3,585,894	7,068,058	14,796,622	26,138,857
Operating income (loss)	1,284,956	(1,801,617)	(375,594)	(9,697,726)
Interest and other (loss) income, net	134,321	(90,037)	260,121	265,397
Income (Loss) before income taxes	1,419,277	(1,891,654)	(115,473)	(9,432,329)
Provision for (benefit from) income taxes	(9,896)	84,519	207,352	375,338
Net income (loss)	$1,429,173	$(1,976,173)	$(322,825)	$(9,807,667)
Less: Accrual of Series A redeemable convertible preferred stock dividends	215,000	194,012	634,664	581,986
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	178,619	—	513,269
Net income (loss) attributable to common stockholders	$1,214,173	$(2,348,804)	$(957,489)	$(10,902,922)
Basic net income (loss) per share attributable to common stockholders	$0.03	$(0.05)	$(0.02)	$(0.25)
Diluted net income (loss) per share attributable to common stockholders	$0.02	$(0.05)	$(0.02)	$(0.25)
Weighted average basic shares outstanding	44,552,892	43,488,448	44,362,367	42,847,038
Weighted average diluted shares outstanding	54,235,876	43,488,448	44,362,367	42,847,038

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$1,429,173	$(1,976,173)	$(322,825)	$(9,807,667)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation	104,917	59,527	(75,179)	(502,049)
Net unrealized gain (loss) on marketable securities	—	(279)	—	3,477
Net minimum pension liability	—	3,874	—	7,728
Total other comprehensive income (loss), net of applicable taxes:	104,917	63,122	(75,179)	(490,844)
Total comprehensive income (loss)	$1,534,090	$(1,913,051)	$(398,004)	$(10,298,511)
Less: Accrual of Series A redeemable convertible preferred stock dividends	215,000	194,012	634,664	581,986
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	178,619	—	513,269
Total comprehensive income (loss) attributable to common stockholders	$1,319,090	$(2,285,682)	$(1,032,668)	$(11,393,766)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(322,825)	$(9,807,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	760,409	1,041,762
Share-based payment compensation	241,992	851,449
Non-cash professional services expenses	40,000	1,540,713
Restructuring costs	—	177,389
Payment of restructuring costs	—	(63,714)
Loss on disposal of fixed assets	63,774	—
Provision for returns and doubtful accounts	99,312	41,970
Deferred income taxes	35,831	(273,648)
Changes in operating assets and liabilities:
Accounts receivable	2,820,410	3,170,149
Prepaid expenses and other current assets	287,844	425,663
Inventory	—	64,353
Other assets	(371,543)	32,587
Accounts payable	710,509	(271,992)
Accrued expenses and other long-term liabilities	(940,641)	(1,539,956)
Deferred revenue	(4,976,493)	(2,517,096)
Net cash used in operating activities	(1,551,421)	(7,128,038)
Cash flows from investing activities:
Sales of marketable securities	—	7,066,000
Purchases of marketable securities	—	(150,000)
Purchases of property and equipment	(9,686)	(132,268)
Security deposits	(35,028)	82,633
Purchase of intangible assets	(63,999)	(93,167)
Net cash (used in) provided by investing activities	(108,713)	6,773,198
Cash flows from financing activities:
Payments for tax withholding for share-based compensation	(25,710)	—
Net cash used in financing activities	(25,710)	—
Effect of exchange rate changes on cash and cash equivalents	45,626	(14,932)
Net decrease in cash and cash equivalents	(1,640,218)	(369,772)
Cash and cash equivalents, beginning of period	3,391,528	6,013,382
Cash and cash equivalents, end of period	$1,751,310	$5,643,610
Supplemental disclosures:
Cash paid for income taxes, net	$207,399	$549,289
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$634,664	$194,012
Series A redeemable convertible preferred stock dividend payment	$—	$576,779
The Company did not pay any interest for the nine months ended September 30, 2017 and 2016.
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

The Company has incurred significant operating losses in the previous eight years and negative cash flow from operations in five of the previous eight years. The Company currently has a working capital deficiency of $12.6 million, which is inclusive of current deferred revenue of $12.3 million and a stockholders' deficit of $22.5 million. During the nine months ended September 30, 2017, the Company incurred a net loss of $0.3 million and cash flow used in operations of $1.6 million. The Company's total cash balance at September 30, 2017 was $1.8 million, a decrease of $1.6 million as compared to December 31, 2016. In addition to these financial metrics, as of December 31, 2016, the Company was not in compliance with the financial covenants of the Series A redeemable convertible preferred stock, which were mutually agreed to annually, for two consecutive quarters. This breach provides the holder of the Series A redeemable convertible preferred stock with the right to require the Company to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of the Company's common stock as of December 31, 2016. To date, the holder of the Series A redeemable convertible preferred stock has neither exercised nor waived this right and accordingly this right may be exercised at any time. In addition, as of August 5, 2017, the holder of the Series A redeemable convertible preferred stock has the right to request a redemption of the Series A redeemable convertible preferred stock. If the holders request that the Series A redeemable convertible preferred stock be redeemed, the Company may not have sufficient liquidity or sufficient surplus as such term is defined under the Delaware General Business Corporation Law ("DGCL") to undertake the redemption. If the Company does not redeem the Series A redeemable convertible preferred stock, the holder of the Series A redeemable convertible preferred stock can pursue other remedies. Refer to Note (11) Series A Redeemable Convertible Preferred Stock for further discussion regarding these other remedies. As further described below, the Company's reduced cash balance and history of losses both in and of itself, and in combination with the redemption rights of the holders of the Series A redeemable convertible preferred stock, raise substantial doubt about the Company's ability to continue as a going concern within one year after November 20, 2017 (the date that these financial statements were issued).

The Company's ability to continue as a going concern, including in the event of a redemption request by the holder, depends on its ability to execute its business plan, increase revenue and billings and reduce expenditures. During 2016, the Company continued to focus on aligning its expense structure with revenue expectations which included tighter expense controls and overall operational efficiencies which better align the Company's current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on the Company's redesigned go-to-market coverage models. In June 2017, the Company's Board of Directors, approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan will result in a realignment and reduction in workforce. The 2017 Plan was substantially completed as of June 30, 2017. These actions are anticipated to result in an annualized cost savings of approximately $10.0 million. In connection with the 2017 Plan, the Company incurred severance expense of $1.0 million. In making these changes, the Company prioritized customer support and development while consolidating operations and cutting direct sales resources, therefore allowing the Company to focus on its install base and develop more efficient market channels. The Company's worldwide headcount was 83 employees as of September 30, 2017, compared with 166 and 226 employees as of December 31, 2016 and 2015, respectively.

Although, the Company was able to reduce its operating expenses from the previous year, the Company's bookings, billings and revenue continued to decline which negatively impacts the Company's ability to continue as a going concern. As previously disclosed in the Company’s public filings, the Company’s failure to generate sufficient revenue, billing control or further reduce expenditures and/or the inability to obtain financing will result in an inability of the Company to continue as a going concern. While the Company was able to reduce expenditures and hence generated net income for the three months ended September 30, 2017 and the Company’s cash and cash equivalents increased slightly between June 30, 2017 and September 30, 2017, the Company’s revenues continued to decrease for such period both in comparison to the comparable period in the fiscal year ended December 31, 2016 as well as compared to the three months ended June 30, 2017. In addition, subsequent to September 30, 2017, the Company’s cash and cash equivalents has significantly decreased. Accordingly, to ensure that the Company could meet its operating cash flow needs and continue as a going concern, the Company entered into a short term secured loan in the principal amount of $500,000 (the “Short-Term Loan”) with HCP-FVA, LLC, an affiliate of Hale Capital Partners, LP (together “Hale Capital”) and secured a commitment (the “Commitment”) from Hale Capital to purchase up to $3 million of units from the Company (inclusive of units issued in satisfaction of the Company’s obligations under the Short-Term Loan). The Company has received the Short-Term Loan. The Company’s ability to continue as a going concern will depend on whether it receives the balance of the funds from the Commitment as well as its ability to increase revenues and/or further reduce expenditures of which there can be no assurance. The issuance of warrants in connection with the Short Term Loan and Commitment will have a substantial dilutive effect on all existing stockholders. Please see “Note 17 - Subsequent Event” and “Item 5. - Other Information” for more information on the Short-Term Loan and the Commitment.

To the extent the Company incurs losses and or is unable to receive the balance of the funds from the Commitment, the Company will need to seek additional financing to continue as a going concern and there can be no assurance that the Company will be able to obtain financing or that such financing will be on favorable terms. Similar to the Short Term Loan and the Commitment any such financing could be dilutive to our shareholders. Failure to generate sufficient revenue, billings, control or further reduce expenditures and/or the inability to obtain financing will result in an inability of the Company to continue as a going concern.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2017, and the results of its operations for the three and nine months ended September 30, 2017 and 2016. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 ("2016 Form 10-K").

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

In January 2017, the FASB issued new guidance on accounting for goodwill to simplify the goodwill impairment test by eliminating Step 2 of the goodwill impairment test. This new guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The new standard is effective for the annual period beginning after December 15, 2019, including interim reporting periods within that period, which for the Company is the annual period ending December 31, 2020. Early adoption is permitted. The Company elected to adopt this guidance as of January 1, 2017, prospectively for impairment tests performed subsequent to January 1, 2017. The Company's single reporting unit for purposes of its goodwill impairment test had a negative carrying value and thus the Company determined there was no impairment of goodwill. During 2017 there have been no triggering events that would require a goodwill impairment test to be performed prior to the Company's annual goodwill impairment test. The adoption of this guidance did not have an impact on the Company's financial statements and related disclosures.

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

In August 2016, the FASB issued new guidance on presentation and classification of eight specific items within the statement of cash flows, including (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. This update is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017, which for the Company will be the annual period ending December 31, 2018. Early adoption, including adoption in an interim period, is permitted. The Company has not yet adopted this guidance and currently does not expect the adoption of the new guidance to have a significant impact on the Company's financial statements and related disclosures.

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

In May 2014, the FASB issued new guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance will replace most existing revenue recognition guidance in GAAP in the United States when it becomes effective. The new standard is effective for the annual period beginning after December 15, 2017, including interim reporting periods within that period, which for the Company will be the annual period ending December 31, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and related disclosures. The Company has formed an implementation team to evaluate the standard's effect on the Company's financial statements. The Company has historically deferred revenue for certain deliverables in its multiple-element arrangements due to a lack of vendor-specific objective evidence (“VSOE”) for purposes of the allocation of the transaction consideration. The Company performed a preliminary analysis, which indicated that the Company will recognize revenue for these arrangements earlier under the new standard than under the existing guidance due to the elimination of the VSOE requirement. The Company has not yet determined what other impact may result from application of the new standard. The Company will use the cumulative effect transition method upon adoption of this guidance. The Company has not progressed beyond the initial stages of evaluating the effect of the standard on the Company's financial statements and currently has concerns about its ability to timely adopt this standard due to its current status and resources.

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

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. The Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, the computed difference represents the amount of impairment. The Company's single reporting unit for purposes of its goodwill impairment test has a negative carrying value and thus the Company has determined there was no impairment of goodwill. During the second and third quarters of 2017, there were no triggering events that would require a goodwill impairment test to be performed prior to the Company's annual goodwill impairment test.

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options and restricted stock	2,309,950	6,677,895	2,786,418	6,677,895
Series A redeemable convertible preferred stock	8,781,516	8,781,516	8,781,516	8,781,516
Total anti-dilutive common stock equivalents	11,091,466	15,459,411	11,567,934	15,459,411

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net income (loss)	$1,429,173	$(1,976,173)	$(322,825)	$(9,807,667)
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	215,000	194,012	634,664	581,986
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	178,619	—	513,269
Net income (loss) attributable to common stockholders	$1,214,173	$(2,348,804)	$(957,489)	$(10,902,922)
Denominator
Weighted average basic shares outstanding	44,552,892	43,488,448	44,362,367	42,847,038
Effect of dilutive securities:
Stock options and restricted stock	901,468	—	—	—
Series A redeemable convertible preferred stock	8,781,516	—	—	—
Weighted average diluted shares outstanding	54,235,876	43,488,448	44,362,367	42,847,038
EPS
Basic net income (loss) per share attributable to common stockholders	$0.03	$(0.05)	$(0.02)	$(0.25)
Diluted net income (loss) per share attributable to common stockholders	$0.02	$(0.05)	$(0.02)	$(0.25)

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Property and Equipment:
Gross carrying amount	$19,233,492	$19,755,489
Accumulated depreciation	(18,479,643)	(18,580,547)
Property and Equipment, net	$753,849	$1,174,942

For the three months ended September 30, 2017 and 2016, depreciation expense was $107,812 and $154,948, respectively. For the nine months ended September 30, 2017 and 2016, depreciation expense was $429,566 and $560,324, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Software development costs:
Gross carrying amount	$2,917,215	$2,917,215
Accumulated amortization	(2,579,193)	(2,369,657)
Software development costs, net	$338,022	$547,558

During the three months ended September 30, 2017 and 2016, the Company recorded $58,608 and $99,654, respectively, of amortization expense related to capitalized software costs. During the nine months ended September 30, 2017 and 2016, the Company recorded $209,536 and $360,017, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,789,435	$3,725,437
Accumulated amortization	(3,637,288)	(3,515,981)
Net carrying amount	$152,147	$209,456

For the three months ended September 30, 2017 and 2016, amortization expense was $40,533 and $39,186, respectively. For the nine months ended September 30, 2017 and 2016, amortization expense was $121,306 and $121,421, respectively.

(7) Share-Based Payment Arrangements

On September 30, 2017, the total shares available for issuance under the FalconStor Software, Inc. 2016 Incentive Stock Plan (the "2016 Plan") totaled 3,161,300. Pursuant to the 2016 Plan, if, on July 1st of any calendar year in which the 2016 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2016 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2016 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2016 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2016 Plan. On July 1, 2017, the total number of outstanding shares of the Company’s common stock totaled 44,525,990. Pursuant to the 2016 Plan, the total shares available for issuance under the 2016 Plan thus increased 2,081,080 to 2,226,300 shares available for issuance as of July 1, 2017.

The following table summarizes the plans under which the Company was able to grant equity compensation as of September 30, 2017:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares
FalconStor Software, Inc., 2016 Incentive Stock Plan	2,166,606	3,161,300	565,000	April 27, 2026
FalconStor Software, Inc., 2016 Outside Directors Equity Compensation Plan	1,000,000	583,532	409,868	April 27, 2019

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of September 30, 2017:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	1,714,850
FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	—	10,200
FalconStor Software, Inc., 2000 Stock Option Plan	—	31,500

Related to the aforementioned 2017 Plan, many share-based compensation awards were forfeited and the related expense reversed accordingly, resulting in negative expense in the period. The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue - Product	$—	$—	$—	$—
Cost of revenue - Support and Service	(9,752)	16,684	55,533	85,521
Research and development costs	28,382	80,310	212,910	1,652,107
Selling and marketing	(23,560)	88,907	40,178	231,979
General and administrative	(255,647)	88,305	(26,629)	422,555
	$(260,577)	$274,206	$281,992	$2,392,162

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

For the nine months ended September 30, 2017 and 2016, the Company recorded an income tax provision of $207,352 and $375,338, respectively, consisting primarily of state and local and foreign taxes. The effective tax rate for the nine months ended September 30, 2017 and September 30, 2016 was (179.6%) and (4.0%), respectively. The difference in the Company’s effective tax from the statutory rate of 35% is primarily attributable to the mix of foreign and domestic earnings as no tax benefit is being recognized on domestic losses. During the three months ended September 30, 2017 the Company recorded and income tax benefit of $0.0 million related to the reversal of uncertain tax positions. As of September 30, 2017, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and, therefore, the Company has not recorded any income benefit attributable to domestic losses in connection with forecasting the 2017 estimated annual effective tax rate. As of September 30, 2017, the valuation allowance totaled approximately $39.2 million. The Company’s total unrecognized tax benefits, excluding interest, at September 30, 2017 and December 31, 2016 were $164,292 and $217,461, respectively.

At September 30, 2017, $241,287 of unrecognized tax benefits, including interest, if recognized, would reduce the Company’s effective tax rate. As of September 30, 2017 and December 31, 2016, the Company had $76,995 and $111,278, respectively, of accrued interest.

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At September 30, 2017 the Company did not have any Level 1 category assets included in the condensed consolidated balance sheets. At December 31, 2016, the Level 1 category included money market funds, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At September 30, 2017 and December 31, 2016, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At September 30, 2017 and December 31, 2016, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash, cash equivalents categorized as Level 3 as of September 30, 2017 or December 31, 2016.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2017:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$—	$—	$—	$—
Total cash equivalents	—	—	—	—
Derivative liabilities:
Derivative Instruments	424,636	—	—	424,636
Total derivative liabilities	424,636	—	—	424,636

Total assets and liabilities measured at fair value	$424,636	$—	$—	$424,636

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$1,133,280	$1,133,280	$—	$—
Total cash equivalents	1,133,280	1,133,280	—	—
Derivative liabilities:
Derivative Instruments	336,862	—	—	336,862
Total derivative liabilities	336,862	—	—	336,862

Total assets and liabilities measured at fair value	$1,470,142	$1,133,280	$—	$336,862

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

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning Balance	$419,560	$164,670	$336,862	$82,024
Total loss recognized in earnings	5,076	8,997	87,774	91,643
Ending Balance	$424,636	$173,667	$424,636	$173,667

(10) Commitments and Contingencies

The Company has an operating lease covering its corporate office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries with expiration dates ranging from 2017 through 2019. The following is a schedule of future minimum lease payments for all operating leases as of September 30, 2017:

2017	$648,816
2018	1,967,248
2019	1,614,843
2020	1,444,247
2021	491,020
Thereafter	—
$6,166,174

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and nine months ended September 30, 2017, the Company has not incurred any costs related to warranty obligations.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. Commencing after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of December 31, 2016, the Company was not in compliance with the financial covenants of the Series A redeemable convertible preferred stock for two consecutive quarters, which provides the Series A redeemable convertible preferred stockholders the right to require the Company to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of the Company's common stock as of December 31, 2016. To date, the holders of the Series A redeemable convertible preferred stock have neither exercised nor waived this right and accordingly this right may be exercised at any time. As of September 30, 2017, the Company did not fail any non-financial covenants related to the Company's Series A redeemable convertible preferred stock.

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

On June 14, 2017, the Company accepted the resignation of Gary Quinn from his position as Chief Executive Officer and President and as a Director of the Company effective July 1, 2017. In connection with Mr. Quinn’s departure, on June 14, 2017 the Company and Mr. Quinn entered into a Separation Agreement and General Release (the “Quinn Separation Agreement”). Under the terms of the Quinn Separation Agreement, the Company paid Mr. Quinn his current salary through July 24, 2017 and any COBRA expenses through January 31, 2019 to the extent that Mr. Quinn’s health insurance is not covered by the health insurance plan of another entity.

On August 15, 2017, the Company accepted the resignation of Todd Oseth from his position as Chief Executive Officer and President of the Company. In connection with Mr. Oseth’s departure, on August 15, 2017 the Company and Mr. Oseth entered into a Separation Agreement and General Release (the “Oseth Separation Agreement”). Under the terms of the Oseth Separation Agreement, the Company will, among other things, pay Mr. Oseth his current salary through March 1, 2018 and any COBRA expenses through February 15, 2018 to the extent that Mr. Oseth’s health insurance is not covered by the health insurance plan of another entity.

As of August 14, 2017, the Board appointed Todd Brooks as Chief Executive Officer effective August 14, 2017.

In connection with Mr. Brooks’ appointment as Chief Executive Officer, the Board approved an offer letter to Mr. Brooks (the “Brooks Agreement”), which was executed on August 14, 2017. The Brooks Offer Letter provides that Mr. Brooks is entitled to receive an annualized base salary of $350,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Brooks will also be eligible for a cash bonus of $17,500 for any quarter that is free cash flow positive on an operating basis and additional incentive compensation of an annual bonus of up to $200,000, subject to attainment of performance objectives to be mutually agreed upon and established. Pursuant to the Brooks Agreement, it is the intention of the Company to create an equity plan for all employees subject to stockholder approval, for up to 15% of the equity of the Company on a fully diluted basis, plus potentially two additional tranches of 2.5% of the equity of the Company on a fully diluted basis, at the time the equity plan is adopted following stockholder approval. Vesting of the equity issued under the plan would occur only upon a sale of the Company’s assets or capital stock at a premium to the valuation of the Company at the time the equity plan is adopted. Mr. Brooks’ employment can be terminated at will. If Mr. Brooks’ employment is terminated by the Company other than for cause he is entitled to receive severance equal to twelve (12) months of his base salary if (i) he has been employed by the Company for at least twelve (12) months at the time of termination or (ii) a change of control has occurred within six (6) months of Mr. Brooks’ employment. Except as set forth in the preceding sentence, Mr. Brooks is entitled to receive severance equal to six (6) months of his base salary if he has been employed by the Company for less than six (6) months and his employment was terminated by the Company without cause. Mr. Brooks is also entitled to vacation and other employee benefits in accordance with the Company’s policies as well as reimbursement for an apartment.

On August 14, 2017, the Board appointed Patrick McClain to serve as the Company’s Executive Vice President, Chief Financial Officer and Treasurer. Mr. McClain also assumed the roles of principal financial officer and principal accounting officer of the Company. In connection with Mr. McClain’s appointment as Chief Financial Officer, the Board approved an offer letter to Mr. McClain (the “McClain Agreement”), which was executed on August 17, 2017. The McClain Agreement provides that Mr. McClain is entitled to receive an annualized base salary of $240,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. McClain will also be eligible for a cash bonus of $10,000 for any quarter that is free cash flow positive on an operating basis and additional incentive compensation of an annual bonus of up to $80,000, subject to attainment of performance objectives to be mutually agreed upon and established. Mr. McClain’s employment can be terminated at will. If Mr. McClain’s employment is terminated by the Company other than for cause he is entitled to receive severance equal to six (6) months of his base salary if (i) he has been employed by the Company for at least twelve (12) months at the time of termination or (ii) a change of control has occurred within six (6) months of Mr. McClain’s employment. Except as set forth in the preceding sentence, Mr. McClain is entitled to receive severance equal to three (3) months of his base salary if he has been employed by the Company for less than six (6) months and his employment was terminated by the Company without cause. Mr. McClain is also entitled to vacation and other employee benefits in accordance with the Company’s policies.

During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the “2013 Plan”).  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. As of September 30, 2017, the restructuring accrual totaled $648,399. The 2013 Plan was substantially completed by December 31, 2014; however, the Company expects the majority of the remaining accrued severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next three to twenty-four months.

In addition, as of September 30, 2017, the Company's liability for uncertain tax positions totaled $241,287. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

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

The Company cannot consummate a liquidation or a fundamental sale transaction in which the consideration is stock or a combination of cash and stock without the consent of the holder of the Series A redeemable convertible preferred stock.

In addition to the veto rights set forth in the preceding paragraph, upon consummation of a fundamental sale transaction in which the consideration is cash and is not approved by the holder of the Series A redeemable convertible preferred stock, the Series A redeemable convertible preferred stock shall be redeemed at a per share redemption price equal to the greater of (i) 250% of the stated value of the Series A redeemable convertible preferred stock (which is currently equal to $22.5 million or $2.56 per share of common stock held by the holder of the Series A redeemable convertible preferred stock on an as converted basis as of September 30, 2017) and (ii) the price such holder would receive in the transaction on an as converted basis. In addition in the event of the liquidation of the Company or a Fundamental Transaction of the Company (which includes a merger or sale of the Company), the holders of the Series A redeemable convertible preferred stock shall be entitled to receive from the proceeds of the transaction, prior to the holders of the Common Stock, an amount equal to 100% of the stated value plus accrued and unpaid dividends. The stated value and accrued and unpaid dividends of the Series A redeemable convertible preferred stock at September 30, 2017 is $9.8 million.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholder may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If the Company does not have the funds necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, the Company's failure to redeem the Series A redeemable convertible preferred stock would be considered a “Breach Event” under the agreements with the holder of the Series A redeemable convertible preferred stock. If a Breach Event were to occur and the Company is in default under or has breached any provision in respect of its obligations to redeem the Series A redeemable convertible preferred stock, then, under the agreements with the holder of our Series A redeemable convertible preferred stock, the Company's Board of Directors would automatically be increased, with the holders of the Series A redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the Series A redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holder of the Series A redeemable convertible preferred stock control of the Company. As of December 31, 2016, the Company was not in compliance with the financial covenants of the Series A redeemable convertible preferred stock for two consecutive quarters, which provides the Series A redeemable convertible preferred stockholder the right to require the Company to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of the Company's common stock as of December 31, 2016. To date, the holder of the Series A redeemable convertible preferred stock has neither exercised nor waived this right and accordingly this right may be exercised at any time. As of September 30, 2017, the Company did not fail any non-financial covenants related to the Company's Series A redeemable convertible preferred stock.

The holder of the Series A redeemable convertible preferred stock is entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company, at its election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. As of December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, due to the lack of sufficient surplus to pay dividends as required by the DGCL, the Company was not permitted to pay the fourth quarter 2016 and first, second and third quarter 2017 dividends in cash or through the issuance of the Company's common stock and accrued the aforementioned dividends. As of September 30, 2017, the Company's liability for dividends to the holder of the Series A redeemable convertible preferred stock totaled $830,568.

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

The Company has classified the Series A redeemable convertible preferred stock as temporary equity in the financial statements as it is subject to redemption at the option of the holder under certain circumstances. As a result of the Company’s analysis of all the embedded conversion and put features within the Series A redeemable convertible preferred stock, the contingent redemption put options in the Series A redeemable convertible preferred stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments was bifurcated from the Series A redeemable convertible preferred stock and recorded as a liability.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning Balance	$419,560	$164,670	$336,862	$82,024
Total loss recognized in earnings	5,076	8,997	87,774	91,643
Ending Balance	$424,636	$173,667	$424,636	$173,667

At the time of issuance the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A redeemable convertible preferred stock. These costs were being accreted to the Series A redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders as noted above. The Company included deductions for accretion and accrued dividends as adjustments to net loss attributable to common stockholders on the condensed consolidated statement of operations for the three and nine months ended September 30, 2017 and 2016. The following represents a reconciliation of net loss attributable to common stockholders for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net loss	$1,429,173	$(1,976,173)	$(322,825)	$(9,807,667)
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	215,000	194,012	634,664	581,986
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	178,619	—	513,269
Net gain (loss) attributable to common stockholders	$1,214,173	$(2,348,804)	$(957,489)	$(10,902,922)

(12) Accumulated Other Comprehensive (Loss) Income

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended September 30, 2017 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at June 30, 2017	$(2,046,484)	$—	$28,675	$(2,017,809)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	104,917	—	—	104,917
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—
Total other comprehensive (loss) income	104,917	—	—	104,917
Accumulated other comprehensive (loss) income at September 30, 2017	$(1,941,567)	$—	$28,675	$(1,912,892)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the nine months ended September 30, 2017 are as follows:

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2016	$(1,866,388)	$—	$28,675	$(1,837,713)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(75,179)	—	—	(75,179)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—
Total other comprehensive (loss) income	(75,179)	—	—	(75,179)
Accumulated other comprehensive (loss) income at September 30, 2017	$(1,941,567)	$—	$28,675	$(1,912,892)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the three months ended September 30, 2016 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at June 30, 2016	$(2,288,570)	$350	$31,040	$(2,257,180)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	59,527	(1,289)	2,616	60,854
Amounts reclassified from accumulated other comprehensive (loss) income	—	1,010	1,258	2,268
Total other comprehensive (loss) income	59,527	(279)	3,874	63,122
Accumulated other comprehensive (loss) income at September 30, 2016	$(2,229,043)	$71	$34,914	$(2,194,058)

The changes in Accumulated Other Comprehensive (Loss) Income, net of tax, for the nine months ended September 30, 2016 are as follows:

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive (loss) income at December 31, 2015	$(1,726,994)	$(3,406)	$27,186	$(1,703,214)
Other comprehensive (loss) income
Other comprehensive (loss) income before reclassifications	(502,049)	1,224	4,039	(496,786)
Amounts reclassified from accumulated other comprehensive (loss) income	—	2,253	3,689	5,942
Total other comprehensive (loss) income	(502,049)	3,477	7,728	(490,844)
Accumulated other comprehensive (loss) income at Sept 30, 2016	$(2,229,043)	$71	$34,914	$(2,194,058)

For the three and nine months ended September 30, 2017, the amounts reclassified to net loss related to the Company’s defined benefit plan and maturity of marketable securities. These amounts are included within “Operating loss” within the condensed consolidated statements of operations.

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

During the three and nine months ended September 30, 2017 and 2016, the Company did not repurchase any shares of its common stock. As of September 30, 2017, the Company had the authorization to repurchase 4,907,839 shares of its common stock based upon its judgment and market conditions.

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

(15) Segment Reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three and nine months ended September 30, 2017 and 2016, and the location of long-lived assets as of September 30, 2017 and December 31, 2016, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Americas	$1,742,556	$1,856,175	$5,384,051	$6,909,801
Asia Pacific	2,243,820	2,958,989	6,940,306	8,645,233
Europe, Middle East, Africa and Other	2,119,057	2,511,646	6,554,517	7,272,058
Total Revenue	$6,105,433	$7,326,810	$18,878,874	$22,827,092

	September 30, 2017	December 31, 2016
Long-lived assets:
Americas	$5,920,211	$6,525,612
Asia Pacific	831,464	890,051
Europe, Middle East, Africa and Other	261,025	218,316
Total long-lived assets	$7,012,700	$7,633,979

For both the three and nine months ended September 30, 2017, the Company had no customers that accounted for 10% or more of total revenue. For both the three and nine months ended September 30, 2016, the Company had one customer that accounted for 15% of total revenue.

As of September 30, 2017, the Company had one customer that accounted for 16% of the gross accounts receivable balance. As of December 31, 2016, the Company had three customers that accounted for 15%, 14% and 12%, respectively, of the gross accounts receivable balance.

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

Severance related costs
Balance at December 31, 2016	$846,337
Additions (Reductions)	(236,302)
Utilized/Paid	—
Balance at March 31, 2017	$610,035
Additions (Reductions)	—
Utilized/Paid	(38,341)
Balance at June 30, 2017	$571,694
Additions (Reductions)	76,705
Utilized/Paid	—
Balance at September 30, 2017	$648,399

  In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”).

The 2017 Plan will result in a realignment and reduction in workforce. When substantially completed by the end of the Company’s fiscal year ending December 31, 2017, the Company expects that the 2017 Plan when combined with previous workforce reductions in the second quarter of Fiscal 2017 will have reduced the Company’s workforce to approximately 80 employees. These actions are anticipated to result in an annualized cost savings of approximately $10.0 million. In connection with the 2017 Plan, the Company expects to incur total estimated charges of up to $1.0 million, consisting primarily of severance. In making these changes, the Company prioritized customer support and development while consolidating operations and cutting direct sales resources allowing the company to focus on the install base and develop alternate channels to the market.

The severance related liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses under the 2013 Plan are included within “restructuring costs” in the accompanying condensed consolidated statements of operations.

(17) Subsequent Events

                On November 17, 2017, HCP-FVA, LLC (the “Lender”) provided a commitment letter to the Company agreeing to finance up to $3 million to the Company (the “Commitment”) on the terms, and subject to the conditions, set forth in that certain commitment letter, as further described below.  As part of that Commitment, on November 17, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Lender and certain other loan parties named therein, pursuant to which the Lender made a short term loan to the Company in the principal amount of $500,000 (the “Short Term Loan”).  The Lender is an affiliate of Hale Capital Partners, LP (together, “Hale Capital”), the Company’s largest stockholder through its ownership of Series A Redeemable Preferred Stock , and an affiliate of FalconStor director, Martin Hale.

                Pursuant to the terms of the Loan Agreement, the Short Term Loan is secured by all of the assets of the Company and guaranteed by each of the Company’s domestic subsidiaries.  The Short Term Loan bears interest at a rate equal to the prime rate plus 0.75%, which will be increased by an additional 5% during the continuance of a Default or Event of Default (as each term is defined in the Loan Agreement).  The Short Term Loan will be due and payable on May 17, 2018, unless prepaid or satisfied through the issuance by the Company of units in a proposed private placement which will be offered to certain eligible stockholders existing on the date of the Loan Agreement (the “Proposed Offering”).  Such units would consist of senior secured debt in the aggregate principal amount of the Short Term Loan and nominal warrants to purchase approximately 61,165,134 shares of the Company’s common stock, as further described below.

                In the event the Short Term Loan is prepaid, such prepayment will be subject to the payment of a premium in an amount equal to 5% of the principal amount of the Short Term Loan prepaid.   The Short Term Loan must be repaid in the event of certain fundamental events, incurrence of any additional indebtedness, other than permitted indebtedness (as defined in the Loan Agreement), upon a change of control and with any insurance proceeds not reinvested in the Company.  The Loan Agreement has customary representations, warranties and affirmative and negative covenants.  In addition, the Company is required to maintain a minimum total liquidity of $2 million and cannot permit a variance of more than 10% of net cash flow from the amounts set forth in a rolling weekly detailed budget agreed upon at the signing of the Loan Agreement.

                In consideration for making the Short Term Loan and Commitment, the Company issued a warrant to purchase 13,859,128 shares of common stock at an exercise price of $0.001 per share, which warrant has customary terms and conditions and permits cashless exercises (the “Initial Backstop Warrant”).  Upon the funding of all or any portion of the Commitment, the Company will issue an additional warrant (the “Additional Backstop Warrant” and, together with the Initial Backstop Warrant, the “Backstop Warrants”) to purchase 41,577,382 shares of common stock at an exercise price of $0.001 per share, which warrant shall be in substantially the same form as the Initial Backstop Warrant.  Fifty percent (50%) of the Backstop Warrants (or the shares of common stock issuable upon exercise thereof on a post-cashless exercise basis) are subject to cancellation in the event that more than half of the units in the Proposed Offering are purchased by eligible stockholders (other than Hale Capital).  The Backstop Warrants are in addition to the nominal warrants to be issued upon purchase of any units in the Proposed Offering.

                As part of the Commitment, the Proposed Offering contemplates the private placement of approximately $14.08 million of units, which assumes year end closing, with each unit consisting of senior secured debt, nominal warrants and shares of the Company’s Series A Preferred Stock held by Hale Capital.  If the Proposed Offering is fully subscribed, $4 million of the total offering proceeds would be paid to the Company in exchange for the portion of the units consisting of secured debt and warrants and approximately $10.08 million of the total offering proceeds (less any portion attributable to the units purchased by Hale Capital) would be paid to Hale Capital for the purchase of its Series A Preferred Stock.  Pursuant to the terms of the Commitment, the Lender has committed to purchase 75% of the total number of the portion of the units to be issued by the Company in the Proposed Offering to ensure the Company receives at least $3 million of total offering proceeds, inclusive of the units issuable upon conversion of the Short Term Loan.

 The issuance of warrants in connection with the Short Term Loan and Commitment, will have a substantial dilutive effect on all existing stockholders of the Company. For example, if Lender funds the full Commitment, Hale Capital will beneficially own, when combined with Hale Capital’s current ownership, and the warrants issued in connection with the Short Term Loan and shares set aside for management, approximately 73% of the Company, on an as-converted basis.  If Lender funds only 25% of the total number of units to be issued in the Proposed Offering due to purchases of units by eligible stockholders of the Company electing to partially draw on the Commitment, Hale Capital will beneficially own, when combined with Hale Capital’s current ownership, the warrants issued in connection with the Short Term Loan and shares set aside for management, approximately 21.5% of the Company, on an as-converted basis.

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

OVERVIEW

Q3 marks an important point for Falconstor as the strategic restructuring launched earlier in 2017, and additional focus implemented during the quarter, have produced a return to profitability. Our products and solutions play a key role in managing and protecting critical data within enterprises around the world. Our current focus is on creating the financial stability necessary to continue innovating and delivering outstanding value to our existing partners and customers, while positioning the company for future growth.

Our net income increased for the three months ended September 30, 2017 to $1.4 million, compared with a net loss of $2.0 million in the comparable prior year period. Included in our operating results for the three months ended September 30, 2017 and 2016 was severance expense of $0.2 million and $0.4 million, respectively.

Despite the material increase in our net income to $1.4 million, we ended the quarter with $1.8 million of cash and cash equivalents compared with $3.4 million at December 31, 2016. In addition, subsequent to September 30, 2017, the Company's cash and cash equivalents has significantly decreased. Accordingly, to ensure the Company could meet its operating cash flow and continue as a going concern, the Company entered into the short term loan (as hereinafter defined) and secured the Commitment (as hereinafter defined). Net cash used in operations for the 9 months ended September 30, 2017 was $1.6 million, compared with $7.1 million in the comparable prior year period. As discussed under "Liquidity and Capital Resources - Going Concern," our ability to continue as a going concern depends on our ability to increase revenue, further reduce expenses and/or obtain the balance of the Commitment, or other financing.

Deferred revenue as of September 30, 2017 totaled $18.8 million, compared with $23.7 million as of December 31, 2016.

Overall, total revenue for the three months ended September 30, 2017 decreased 17% to $6.1 million, compared with $7.3 million in the prior year period. We attribute the decline in total revenues to several factors. First, the volume of new product licenses and maintenance sales, both for expansion of our existing installed base and in the acquisition of new customers declined from the prior year. Second, customer attrition continued which has decreased maintenance renewal revenue.
Total cost of revenue for the three months ended September 30, 2017 decreased 40% to $1.2 million, compared with $2.1 million in the prior year period. Total gross profit decreased $0.4 million, or 7.5%, to $4.9 million for the three months ended September 30, 2017, compared with $5.3 million for the prior year period. Total gross margin increased to 80% for the three months ended September 30, 2017, compared with 72% for the prior year period. The decrease in our total gross profit was primarily due to the decrease in revenue and the increase in total gross margin was primarily due to the mix of sales and cost reduction initiatives. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.
Overall, our total operating expenses for the three months ended September 30, 2017 decreased 49% to $3.6 million, compared with $7.1 million in the comparable prior year period. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 83 employees as of September 30, 2017, compared with 185 employees as of September 30, 2016.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2016.

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations and their corresponding percentage of total revenue for the three months ended September 30, 2017 and 2016 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended September 30,				Change Period to Period
	2017		2016
Revenue:
Product revenue	$2,129,125	35%	$2,245,544	31%	$(116,419)	(5)%
Support and services revenue	3,976,308	65%	5,081,266	69%	(1,104,958)	(22)%
Total revenue	6,105,433	100%	7,326,810	100%	(1,221,377)	(17)%
Cost of revenue:
Product	118,880	2%	145,986	2%	(27,106)	(19)%
Support and service	1,115,703	18%	1,914,383	26%	(798,680)	(42)%
Total cost of revenue	1,234,583	20%	2,060,369	28%	(825,786)	(40)%
Gross profit	4,870,850	80%	5,266,441	72%	(395,591)	(8)%
Operating expenses:
Research and development costs	1,216,663	20%	2,514,822	34%	(1,298,159)	(52)%
Selling and marketing	1,128,850	18%	2,991,901	41%	(1,863,051)	(62)%
General and administrative	1,163,676	19%	1,561,335	21%	(397,659)	(25)%
Restructuring	76,705	1%	—	—%	76,705	—%
Total operating expenses	3,585,894	59%	7,068,058	96%	(3,482,164)	(49)%
Operating income (loss)	1,284,956	21%	(1,801,617)	(25)%	3,086,573	*
Interest and other (loss) income, net	134,321	2%	(90,037)	(1)%	224,358	*
Income (Loss) before income taxes	1,419,277	23%	(1,891,654)	(26)%	3,310,931	*
Provision for (benefit from) income taxes	(9,896)	—%	84,519	1%	(94,415)	*
Net income (loss)	$1,429,173	23%	$(1,976,173)	(27)%	$3,405,346	*
Less: Accrual of Series A redeemable convertible preferred stock dividends	215,000	4%	194,012	3%	20,988	11%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	—%	178,619	2%	(178,619)	(100)%
Net income (loss) attributable to common stockholders	$1,214,173	20%	$(2,348,804)	(32)%	$3,562,977

 Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. Total revenue for the three months ended September 30, 2017 decreased 17% to $6.1 million, compared with $7.3 million in the prior year period.

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

Product revenue for the three months ended September 30, 2017 decreased 5% to $2.1 million, compared with $2.2 million in the prior year period. Product revenue represented 35% and 31% of our total revenue for the three months ended September 30, 2017 and 2016, respectively. Product revenue from our FreeStor product decreased by $0.1 million; however, this was offset by an increase of product revenue from our legacy products of $0.1 million for the three months ended September 30, 2017, compared with the prior year period. Product revenue from our FreeStor product represented 41% and 47% of our total product revenue for the three months ended September 30, 2017 and 2016, respectively. Product revenue from our legacy products represented 59% and 53% of our total product revenue for the three months ended September 30, 2017 and 2016, respectively.

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

Support and services revenue for the three months ended September 30, 2017 decreased 22% to $4.0 million, compared with $5.1 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the three months ended September 30, 2017, maintenance and technical support services revenue was the primary driver of the decrease. Maintenance and technical support services revenue related to our legacy products decreased $1.3 million, primarily driven by customer attrition and the overall decline in product license sales over the past twelve to twenty-four months, partially offset by a $0.2 million increase in maintenance and technical support services revenue related to our FreeStor product. The conversion of existing customers using our legacy products to our Freestor subscription product has resulted and will continue to result in a shift of revenue from maintenance and technical support services revenue to product revenue.

Professional services revenue remained consistent at $0.1 million for the three months ended September 30, 2017 and 2016. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended September 30, 2017 decreased 40% to $1.2 million, compared with $2.1 million in the prior year period. Total gross profit decreased $0.4 million, or 8%, to $4.9 million for the three months ended September 30, 2017, compared with $5.3 million for the prior year period. Total gross margin increased to 80% for the three months ended September 30, 2017, compared with 72% for the prior year period. The decrease in our total gross profit was primarily due to the decrease in revenue and the increase in total gross margin was primarily due to the mix of sales and cost reduction initiatives. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of capitalized software and shipping and logistics costs. Cost of product revenue for the three months ended September 30, 2017 decreased 19% to $0.12 million, compared with $0.15 million in the prior year period. Product gross margin increased to 94% for the three months ended September 30, 2017, compared with 93% for the prior year period. The increase in product gross margin was primarily attributable to a decrease in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended September 30, 2017 decreased 42% to $1.1 million, compared with $1.9 million in the prior year period. Support and service gross margin increased to 72% for the three months ended September 30, 2017, compared with 62% for the prior year period, primarily attributable to a reduction in personnel related costs.

Operating Expenses

Our operating expenses for the three months ended September 30, 2017 decreased 49% to $3.6 million, compared with $7.1 million in the prior year period. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 83 employees as of September 30, 2017, compared with 185 employees as of September 30, 2016. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. Included in the operating results for the three months ended September 30, 2017 and 2016 was a benefit of $0.3 million and an expense of $0.3 million of share-based compensation expense, respectively.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $1.3 million, or 52%, to $1.2 million for the three months ended September 30, 2017, from $2.5 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs, as we continue to allocate the appropriate level of resources based upon the product development roadmap schedule. We believe we continue to provide adequate levels of resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development expenses for the three months ended September 30, 2017 and 2016 was less than $0.1 million and $0.1 million, respectively. Included in share-based compensation expense for the three months ended September 30, 2016 was $0.8 million related to costs associated with our exclusive source code license and development agreement which were paid through the issuance of our common stock.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $1.9 million, or 62%, to $1.1 million for the three months ended September 30, 2017, from $3.0 million in the prior year period. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel related costs including a decrease in our sales and marketing headcount as we continue to optimize our go-to-market coverage models around the world. Share-based compensation expense included in selling and marketing expenses for the three months ended September 30, 2017 and 2016 was less than $0.1 million and $0.1 million, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses decreased $0.4 million or 25%, to $1.2 million for the three months ended September 30, 2017, from $1.6 million in the prior year period. The decrease in general and administrative expenses was primarily attributable to continuing to optimize personnel costs, professional fees and other various general and administrative costs within the Company. Related to the aforementioned 2017 Plan, many share-based compensation awards were forfeited and the related expense reversed accordingly, resulting in negative expense in the period. Share-based compensation expense included in general and administrative expenses for the three months ended September 30, 2017 and 2016 was $(0.3) million and $0.1 million, respectively.

Restructuring

In the third quarter of 2013, we adopted a restructuring plan intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis. In connection with the 2013 Plan, we eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. Restructuring expense increased $0.1 million for the three months ended September 30, 2017 to $0.1 million, compared to no restructuring expense in the prior year period. For further information, refer to Note (16) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other (loss) income, net, increased $0.2 million to an income of $0.1 million for the three months ended September 30, 2017, compared with a loss of $0.1 million in the prior year period. The fluctuation in interest and other (loss) income from quarter to quarter relates to foreign currency gains and losses, interest income, sublease income and the change in our embedded derivatives.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For the three months ended September 30, 2017 and 2016, the Company recorded an income benefit of $0.0 million and $0.1 million, respectively, consisting primarily of state and local foreign taxes. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the three months ended September 30, 2017, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our domestic losses in connection with forecasting the 2017 estimated annual effective tax rate.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2016.

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations and their corresponding percentage of total revenue for the nine months ended September 30, 2017 and 2016 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Nine Months Ended September 30,				Change Period to Period
	2017		2016
Revenue:
Product revenue	$6,549,832	35%	$7,465,996	33%	$(916,164)	(12)%
Support and services revenue	12,329,042	65%	15,361,096	67%	(3,032,054)	(20)%
Total revenue	18,878,874	100%	22,827,092	100%	(3,948,218)	(17)%
Cost of revenue:
Product	669,564	4%	710,233	3%	(40,669)	(6)%
Support and service	3,788,282	20%	5,675,728	25%	(1,887,446)	(33)%
Total cost of revenue	4,457,846	24%	6,385,961	28%	(1,928,115)	(30)%
Gross profit	14,421,028	76%	16,441,131	72%	(2,020,103)	(12)%
Operating expenses:
Research and development costs	5,536,658	29%	9,475,678	42%	(3,939,020)	(42)%
Selling and marketing	5,288,991	28%	11,385,051	50%	(6,096,060)	(54)%
General and administrative	4,130,570	22%	5,100,739	22%	(970,169)	(19)%
Restructuring	(159,597)	(1)%	177,389	1%	(336,986)	*
Total operating expenses	14,796,622	78%	26,138,857	115%	(11,342,235)	(43)%
Operating income (loss)	(375,594)	(2)%	(9,697,726)	(42)%	9,322,132	(96)%
Interest and other (loss) income, net	260,121	1%	265,397	1%	(5,276)	(2)%
Income (Loss) before income taxes	(115,473)	(1)%	(9,432,329)	(41)%	9,316,856	(99)%
Provision for (benefit from) income taxes	207,352	1%	375,338	2%	(167,986)	(45)%
Net income (loss)	$(322,825)	(2)%	$(9,807,667)	(43)%	$9,484,842	(97)%
Less: Accrual of Series A redeemable convertible preferred stock dividends	634,664	3%	581,986	3%	52,678	9%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	—%	513,269	2%	(513,269)	(100)%
Net income (loss) attributable to common stockholders	$(957,489)	(5)%	$(10,902,922)	(48)%	$9,945,433	(91)%

 Revenue

Total revenue for the nine months ended September 30, 2017 decreased 17% to $18.9 million, compared with $22.8 million in the prior year period.

Product revenue

Product revenue for the nine months ended September 30, 2017 decreased 12% to $6.5 million, compared with $7.5 million in the prior year period. Product revenue represented 35% and 33% of our total revenue for the nine months ended September 30, 2017 and 2016, respectively. Product revenue from our FreeStor product increased $0.5 million; however, this increase was more than offset by a decrease of product revenue from our legacy products of $1.3 million for the nine months ended September 30, 2017, compared with the prior year period. The overall decline in product revenue was primarily due to: (i) challenges in obtaining new customers and, (ii) a decrease in the volume of sales from our legacy product lines. Product revenue from our FreeStor product represented 42% and 32% of our total product revenue for the nine months ended September 30, 2017 and 2016, respectively. Product revenue from our legacy products represented 58% and 68% of our total product revenue for the nine months ended September 30, 2017 and 2016, respectively.

We continue to invest in our product portfolio by refreshing our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue for the nine months ended September 30, 2017 decreased 20% to $12.3 million, compared with $15.4 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. During the nine months ended September 30, 2017, maintenance and technical support services revenue was the primary driver of the decrease. Maintenance and technical support services revenue related to our legacy products decreased $4.1 million, primarily driven by customer attrition and the overall decline in product license sales over the past twelve to twenty-four months, partially offset by a $1.1 million increase in maintenance and technical support services revenue related to our FreeStor product. The conversion of existing customers using our legacy products to our Freestor subscription product has resulted and will continue to result in a shift of revenue from maintenance and technical support services revenue to product revenue.

Professional services revenue remained consistent at $0.5 million for the nine months ended September 30, 2017 and 2016. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services. We expect professional services revenue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the nine months ended September 30, 2017 decreased 30% to $4.5 million, compared with $6.4 million in the prior year period. Total gross profit decreased $2.0 million, or 12%, to $14.4 million for the nine months ended September 30, 2017, compared with $16.4 million for the prior year period. Total gross margin increased to 76% for the nine months ended September 30, 2017, compared with 72% for the prior year period. The decrease in our total gross profit was primarily due to the decrease in revenue and the increase in total gross margin was primarily due to the mix of sales and cost reduction initiatives. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue for the nine months ended September 30, 2017 stayed substantially the same, at $0.7 million, compared with $0.7 million in the prior year period. Product gross margin also stayed the same for the nine months ended September 30, 2017, at 90%, when compared with the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service revenue for the nine months ended September 30, 2017 decreased 33% to $3.8 million, compared with $5.7 million in the prior year period. Support and service gross margin increased to 69% for the nine months ended September 30, 2017, compared with 63% for the prior year period, primarily attributable to a reduction in personnel related costs and a severance benefit recorded as a result of litigation settlement with a former employee compared with the prior year period.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2017 decreased 43% to $14.8 million, compared with $26.1 million in the prior year period. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 83 employees as of September 30, 2017, compared with 185 employees as of September 30, 2016. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. Included in the operating results for the nine months ended September 30, 2017 and 2016 was $0.2 million and $2.3 million of share-based compensation expense, respectively.

Research and Development Costs

Research and development costs decreased $3.9 million, or 42%, to $5.5 million for the nine months ended September 30, 2017, from $9.5 million in the prior year period. The decrease was primarily related to a decrease in share-based compensation expense and personnel related costs, as we continue to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development expenses for the nine months ended September 30, 2017 and 2016 was $0.2 million and $1.7 million, respectively. Included in share-based compensation expense for the nine months ended September 30, 2017 was $1.5 million related to costs associated with our exclusive source code license and development agreement which were paid through the issuance of our common stock.

Selling and Marketing

Selling and marketing expenses decreased $6.1 million, or 54%, to $5.3 million for the nine months ended September 30, 2017, from $11.4 million in the prior year period. The decrease in selling and marketing expenses was primarily attributable to a decrease in personnel related costs including a decrease in our sales and marketing headcount as we continue to optimize our go-to-market coverage models around the world. Share-based compensation expense included in selling and marketing expenses for the nine months ended September 30, 2017 and 2016 was less than $0.1 million and $0.2 million, respectively.

General and Administrative

General and administrative expenses decreased $1.0 million or 19%, to $4.1 million for the nine months ended September 30, 2017, from $5.1 million in the prior year period. The decrease in general and administrative expenses was primarily attributable to continuing to optimize personnel costs, professional fees and other various general and administrative costs within the Company. Share-based compensation expense included in general and administrative expenses for the nine months ended September 30, 2017 and 2016 was less than $0.0 million and $0.4 million, respectively.

Restructuring

Restructuring costs for the nine months ended September 30, 2017 was a benefit of $0.2 million due to a favorable settlement with a former employee and $0.2 million of restructuring costs in the prior period. For further information, refer to Note (16) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other (loss) income, net, remained approximately the same at $0.3 million for the nine months ended September 30, 2017 and 2016. The fluctuation in interest and other (loss) income from quarter to quarter relates to foreign currency gains and losses, interest income, sublease income and the change in our embedded derivatives.

Income Taxes

Our provision for income taxes consists of federal, state and local, and foreign taxes. For the nine months ended September 30, 2017 and 2016, the Company recorded an income provision of $0.2 million and $0.4 million, respectively. Our domestic deferred tax assets are not realizable on a more-likely-than-not basis and, therefore, we have recorded a full valuation allowance against our domestic deferred tax assets. During the nine months ended September 30, 2017, our conclusion did not change with respect to our domestic deferred tax assets and therefore, we have not recorded any benefit for our expected net domestic deferred tax assets for the full year 2017 estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of September 30, 2017 and December 31, 2016 totaled $1.8 million and $3.4 million, respectively. Subsequent to September 30, 2017, the Company's cash and cash equivalents have significantly decreased.

Going Concern

We have incurred significant operating losses in the previous eight years and negative cash flow from operations in five of the previous eight years. We currently have a working capital deficiency of $12.6 million, which is inclusive of current deferred revenue of $12.3 million and a stockholders' deficit of $22.5 million. During the nine months ended September 30, 2017, we incurred a net loss of $0.3 million and cash flow used in operations of $1.6 million. Our total cash balance at September 30, 2017 was $1.8 million, a decrease of $(1.6) million as compared to December 31, 2016. In addition to these financial metrics, as of December 31, 2016, we were not in compliance with the financial covenants of the Series A redeemable convertible preferred stock, which were mutually agreed to annually, for two consecutive quarters. This breach provides the holder of the Series A redeemable convertible preferred stock with the right to require us to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of our common stock as of December 31, 2016. To date, the holder of the Series A redeemable convertible preferred stock has neither exercised nor waived this right and accordingly this right may be exercised at any time. In addition, as of August 5, 2017, the holder of the Series A redeemable convertible preferred stock has the right to request a redemption of the Series A redeemable convertible preferred stock. If the holder requests that the Series A redeemable convertible preferred stock be redeemed, we may not have sufficient liquidity to undertake the redemption. If we do not redeem the Series A redeemable convertible preferred stock, the holder of the Series A redeemable convertible preferred stock can pursue other remedies. Refer to Note (11) Series A Redeemable Convertible Preferred Stock for further discussion regarding these other remedies. Our reduced cash balance and history of losses both in and of itself, and in combination with the redemption rights of the holders of the Series A redeemable convertible preferred stock, raise substantial doubt about our ability to continue as a going concern within one year after November 20, 2017 (the date that these financial statements were issued).

Our ability to continue as a going concern, including in the event of a redemption request by the holder, depends on our ability to execute our business plan, increase revenue and billings and reduce expenditures. During 2016, we continued to focus on aligning our expense structure with revenue expectations which included tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. In June 2017, our Board of Directors, approved the 2017 Plan which will result in a realignment and reduction in workforce. The 2017 Plan was substantially completed as of September 30, 2017. These actions are anticipated to result in an annualized cost savings of approximately $10.0 million. In connection with the 2017 Plan, we incurred severance expense of $1.0 million. In making these changes, we prioritized customer support and development while consolidating operations and cutting direct sales resources, therefore allowing us to focus on its install base and develop more efficient market channels. Our worldwide headcount was 83 employees as of September 30, 2017, compared with 166 and 226 employees as of December 31, 2016 and 2015, respectively. Although, we were able to reduce our operating expenses, our bookings, billings and revenue continued to decline which negatively impacts our ability to continue as a going concern.

As previously disclosed in the Company’s public filings, the Company’s failure to generate sufficient revenue, billing control or further reduce expenditures and/or the inability to obtain financing will result in an inability of the Company to continue as a going concern. While the Company was able to reduce expenditures and hence generated net income for the three months ended September 30, 2017 and the Company’s cash and cash equivalents increased slightly between June 30,2017 and September 30,2017, the Company’s revenues continued to decrease for such period both in comparison to the comparable period in the fiscal year ended December 31, 2016 as well as compared to the three months ended June 30, 2017. In addition, subsequent to September 30,2017, the Company’s cash and cash equivalents has significantly decreased. Accordingly, to ensure that the Company could meet its operating cash flow needs and continue as a going concern, the Company entered into a short term secured loan in the principal amount of $500,000 (the “Short-Term Loan”) with HCP-FVA, LLC, an affiliate of Hale Capital Partners, LP (together “Hale Capital”) and secured a commitment (the “Commitment”) from Hale Capital to purchase up to $3 million of units from the Company (inclusive of units issued in satisfaction of the Company’s obligations under the Short-Term Loan). The Company has received the Short-Term Loan. The Company’s ability to continue as a going concern will depend on whether it receives the balance of the funds from the Commitment as well as its ability to increase revenues and/or further reduce expenditures of which there can be no assurance. The issuance of warrants in connection with the Short Term Loan and Commitment will have a substantial dilutive effect on all existing stockholders. Please see “Note 17 - Subsequent Event” and “Item 5. - Other Information” for more information on the Short-Term Loan and the Commitment.

To the extent that we incur losses and/or are unable to receive the balance of the funds from the Commitment, we will need to seek additional financing to continue as a going concern and there can be no assurance that we will be able to obtain financing or that such financing will be on favorable terms. Similar to the Short Term Loan and the Commitment, any such financing could be dilutive to our shareholders. Failure to generate sufficient revenue, billings, control or further reduce expenditures and/or the inability to obtain financing will result in an inability to continue as a going concern.

Cash Flow Analysis

Cash flow information is as follows:

	Nine Months Ended September 30,
	2017	2016
Cash (used in) provided by:
Operating activities	(1,551,421)	(7,128,038)
Investing activities	(108,713)	6,773,198
Financing activities	(25,710)	—
Effect of exchange rate changes	45,626	(14,932)
Net (decrease) in cash and cash equivalents	$(1,640,218)	$(369,772)

Net cash used in operating activities totaled $1.6 million for the nine months ended September 30, 2017, compared with $7.1 million in the prior year period. The changes in net cash used in operating activities for the nine months ended September 30, 2017, was primarily due to our net loss and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used in investing activities totaled $0.1 million for the nine months ended September 30, 2017, compared with net cash provided by investing activities of $6.8 million in the prior year period. Included in investing activities for the nine months ended September 30, 2017 are purchases of property and equipment, cash paid for security deposits and purchases of intangible assets. Included in investing activities in the prior year period are the sales and purchases of our marketable securities, purchases of property and equipment, cash received for security deposits and purchases of intangible assets. Net sales of our marketable securities for the prior year period were $6.9 million.

There were minimal financing activity cash flows during the nine months ended September 30, 2017, which related to tax withholdings for employee share-based payment awards, and none for the prior year period.

Total cash and cash equivalents decreased $1.6 million to $1.8 million at September 30, 2017 compared to December 31, 2016.

Contractual Obligations

As of September 30, 2017, we did not have any debt and our significant commitments are related to (i) our offer letter with our President and Chief Executive Officer, (ii) our office leases, (iii) dividends (including accrued dividends) on our Series A redeemable convertible preferred stock, and (iv) the potential redemption of the Series A redeemable convertible preferred stock as discussed above. As further described under "Item 5.- Other Information", the Company has entered into the Short Term Loan and secured the Commitment.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with our obligations, the Series A redeemable convertible preferred stockholder may require us to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require us to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. In addition in the event of the liquidation of the Company or a Fundamental Transaction of the Company, the holders of the Series A redeemable convertible preferred stock shall be entitled to receive, prior to the holders of the Common Stock, an amount equal to 100% of the stated value plus accrued and unpaid dividends. As of December 31, 2016, we were not in compliance with the financial covenants of the Series A redeemable convertible preferred stock for two consecutive quarters, which provides the Series A redeemable convertible preferred stockholder the right to require us to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of our common stock as of December 31, 2016. To date, the holder of the Series A redeemable convertible preferred stock has neither exercised nor waived this right and accordingly this right may be exercised at any time. As of September 30, 2017, we did not fail any non-financial covenants related to our Series A redeemable convertible preferred stock.

The holder of the Series A redeemable convertible preferred stock is entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if we will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, we, at our election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. As of December 31, 2016, March 31, 2017 and September 30, 2017, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, we were not permitted to pay the fourth quarter of 2016 or the first, second and third quarter of 2017 dividends in cash or through the issuance of our common stock and accrued these dividends. As of September 30, 2017, our liability for dividends to the holder of the Series A redeemable convertible preferred stock totaled $830,568.

We have an operating lease covering our corporate office facility that expires in April 2021. We also have several operating leases related to offices in both the United States and foreign countries. The expiration dates for these leases range from 2017 through 2019. The following is a schedule of future minimum lease payments for all operating leases as of September 30, 2017:

2017	$648,816
2018	1,967,248
2019	1,614,843
2020	1,444,247
2021	491,020
Thereafter	—
$6,166,174

In addition, as of September 30, 2017, our liability for uncertain tax positions totaled $241,287. Due to the uncertainty relating to the timing of future payments, such amounts are not presented in the above schedule.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. The Company has not amortized goodwill related to its acquisitions, but instead tests the balance for impairment. The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by comparing the book value of net assets to the fair value of the reporting unit. If the fair value is determined to be less than the book value, the computed difference represents the amount of impairment. The Company's single reporting unit for purposes of its goodwill impairment test had a negative carrying value and thus the Company has determined there to be no impairment of goodwill. During 2017 there were no triggering events that would require a goodwill impairment test to be performed prior to the Company's annual goodwill impairment test.

 Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended September 30, 2017 and 2016, approximately 71% and 75% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at September 30, 2017, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.6 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As described in this Form 10-Q, the Company's ability to continue as a going concern is dependent on its ability to receive the balance of the funds from the Commitment and not incur future losses of which there can be no assurance. In addition, the Short Term Loan and the Commitment will cause substantial dilution to our existing stockholders and accordingly could impact the ability of our common stock to trade on the OTCQB market and could also negatively impact the trading price our common stock.

Our common stock has been delisted from the Nasdaq Capital Market. The delisting of our common stock from the Nasdaq Capital Market and a subsequent delisting from the OTCQB market could materially impact the liquidity of our common stock.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 3. Defaults Upon Senior Securities

As of December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, we were not permitted to pay the fourth quarter of 2016 or the first, second and third quarter of 2017 dividends in cash or through the issuance of our common stock and accrued these dividends. As of September 30, 2017, our liability for dividends to the holder of the Series A redeemable convertible preferred stock totaled $830,568.

Item 5.  Other Information

                On November 17, 2017, HCP-FVA, LLC (the “Lender”) provided a commitment letter to the Company agreeing to finance up to $3 million to the Company (the “Commitment”) on the terms, and subject to the conditions, set forth in that certain commitment letter, as further described below.  As part of that Commitment, on November 17, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Lender and certain other loan parties named therein, pursuant to which the Lender made a short term loan to the Company in the principal amount of $500,000 (the “Short Term Loan”).  The Lender is an affiliate of Hale Capital Partners, LP (together, “Hale Capital”), the Company’s largest stockholder through its ownership of Series A Redeemable Preferred Stock , and an affiliate of FalconStor director, Martin Hale.
                Pursuant to the terms of the Loan Agreement, the Short Term Loan is secured by all of the assets of the Company and guaranteed by each of the Company’s domestic subsidiaries.  The Short Term Loan bears interest at a rate equal to the prime rate plus 0.75%, which will be increased by an additional 5% during the continuance of a Default or Event of Default (as each term is defined in the Loan Agreement).  The Short Term Loan will be due and payable on May 17, 2018, unless prepaid or satisfied through the issuance by the Company of units in a proposed private placement which will be offered to certain eligible stockholders existing on the date of the Loan Agreement (the “Proposed Offering”).  Such units would consist of senior secured debt in the aggregate principal amount of the Short Term Loan and nominal warrants to purchase approximately 61,165,134 shares of the Company’s common stock, as further described below.
                In the event the Short Term Loan is prepaid, such prepayment will be subject to the payment of a premium in an amount equal to 5% of the principal amount of the Short Term Loan prepaid.   The Short Term Loan must be repaid in the event of certain fundamental events, incurrence of any additional indebtedness, other than permitted indebtedness (as defined in the Loan Agreement), upon a change of control and with any insurance proceeds not reinvested in the Company.  The Loan Agreement has customary representations, warrants and affirmative and negative covenants.  In  addition, the Company is required to maintain a minimum total liquidity of $2 million and cannot permit a variance of more than 10% of net cash flow from the amounts set forth in a rolling weekly detailed budget agreed upon at the signing of the Loan Agreement.
                In consideration for making the Short Term Loan and Commitment, the Company issued a warrant to purchase 13,859,128 shares of common stock at an exercise price of $0.001 per share, which warrant has customary terms and conditions and permits cashless exercises (the “Initial Backstop Warrant”).  Upon the funding of all or any portion of the Commitment, the Company will issue an additional warrant (the “Additional Backstop Warrant” and, together with the Initial Backstop Warrant, the “Backstop Warrants”) to purchase 41,577,382 shares of common stock at an exercise price of $0.001 per share, which warrant shall be in substantially the same form as the Initial Backstop Warrant.  Fifty percent (50%) of the Backstop Warrants (or the shares of common stock issuable upon exercise thereof on a post-cashless exercise basis) are subject to cancellation in the event that more than half of the units in the Proposed Offering are purchased by eligible stockholders (other than Hale Capital).  The Backstop Warrants are in addition to the nominal warrants to be issued upon purchase of any units in the Proposed Offering.
                As part of the Commitment, the Proposed Offering contemplates the private placement of approximately $14.08 million of units, which assumes year end closing, with each unit consisting of senior secured debt, nominal warrants and shares of the Company’s Series A Preferred Stock held by Hale Capital.  If the Proposed Offering is fully subscribed, $4 million of the total offering proceeds would be paid to the Company in exchange for the portion of the units consisting of secured debt and warrants and approximately $10.08 million of the total offering proceeds (less any portion attributable to the units purchased by Hale Capital) would be paid to Hale Capital for the purchase of its Series A Preferred Stock.  Pursuant to the terms of the Commitment, the Lender has committed to purchase 75% of the total number of units to be issued in the Proposed Offering to ensure the Company receives at least $3 million of total offering proceeds, inclusive of the units issuable upon conversion of the Short Term Loan.
                The issuance of warrants in connection with the Short Term Loan and Commitment, will have a substantial dilutive effect on all existing stockholders of the Company. For example, if Lender funds the full Commitment, Hale Capital will beneficially own, when combined with Hale Capital’s current ownership, and the warrants issued in connection with the Short Term Loan and shares set aside for management, approximately 73% of the Company, on an as-converted basis.  If Lender funds only 25% of the total number of units to be issued in the Proposed Offering due to purchases of units by eligible stockholders of the Company electing to partially draw on the Commitment, Hale Capital will beneficially own, when combined with Hale Capital’s current ownership, the warrants issued in connection with the Short Term Loan and shares set aside for management, approximately 21.5% of the Company, on an as-converted basis.

Item 6.     Exhibits

10.1
Separation Agreement between FalconStor Software, Inc., and Todd Oseth, dated August 15, 2017, incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed August 17, 2017. (1)

10.2	Agreement between FalconStor Software, Inc. and Todd Brooks, dated August 14, 2017,incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed August 17,2017. (1)

10.3
Separation Agreement and General Release between FalconStor Software, Inc. and Daniel Murale, dated August 16, 2017, incorporated by reference to Exhibit 10.3 to the Registrant’s current report on Form 8-K filed August 17, 2017. (1)

10.4
Agreement between FalconStor Software, Inc. and Patrick McClain, dated August 17, 2017, incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed August 17, 2017. (1)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – September 30, 2017 and December 31, 2016.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Nine Months Ended September 30, 2017 and 2016.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) – Three and Nine Months Ended September 30, 2017 and 2016.

(iv)	unaudited Condensed Consolidated Statement of Cash Flows – Nine Months Ended September 30, 2017 and 2016.

(v)	Notes to unaudited Condensed Consolidated Financial Statements – September 30, 2017.

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Patrick McClain
Patrick McClain
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Brooks
Todd Brooks
President & Chief Executive Officer
November 20, 2017	(principal executive officer)