Form 10-K
period 2017-12-31
FALCONSTOR SOFTWARE INC
filed 2018-04-02
CIK 922521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017.
OR

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 0-23970

FALCONSTOR SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0216135
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

823 Congress Ave, Suite 1300	78701
Austin, Texas	(Zip code)
(Address of principal executive offices)

Registrant's telephone number, including area code: 631-777-5188

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2017 was $10,187,409 which value, solely for the purposes of this calculation excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of February 28, 2018 was 60,091,560 and 44,563,490, respectively.

Documents Incorporated by Reference:

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

2017 ANNUAL REPORT ON FORM 10-K

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

FalconStor was incorporated in Delaware as Network Peripherals, Inc., in 1994. Pursuant to a merger with FalconStor Inc., in 2001, the former business of Network Peripherals, Inc., was discontinued, and the newly re-named FalconStor Software, Inc., continued the storage software business started in 2000 by FalconStor, Inc. FalconStor’s headquarters are now located at 823 Congress Avenue, Suite 1300, Austin, TX 78701. The Company also maintains offices in Melville, N.Y., and throughout Europe and Asia Pacific.

FREESTOR

FreeStor® is FalconStor’s flagship product, leading the industry with what we believe to be the most complete, software-defined, hardware agnostic platform to deliver a truly heterogeneous data services approach. While virtualization has streamlined some common tasks associated with managing data resources, the introduction of a virtualization layer can introduce a whole new level of complexity to the protection, recovery and integration of both virtual and non-virtualized resources. FreeStor helps IT organizations minimize and eliminate that complexity with the availability of four specific use cases which include; migration, continuity, protection/recovery and optimization for any storage environment through a single management interface with "Edge-to-Core" analytics.

FalconStor accomplishes this through its Intelligent Abstraction® core, which provides a scalable storage hypervisor, coupled with a data services engine and automation, to ease the provisioning and management of storage resources with the right level of performance, protection and recovery. The Intelligent Abstraction core optimizes storage resources regardless of type, connectivity, brand or speed, into a storage resource pool that can be provisioned to physical or virtual applications, along with common, unified data services across that pool. FreeStor is designed to reduce the complexity and time involved in managing disparate underlying storage found in today’s enterprises.

PRODUCT STRATEGY

FalconStor’s strategy is to focus on the development of the advanced FreeStor platform to further leverage the company’s industry leading point solutions as core building blocks. Our existing point products can be utilized via the FreeStor platform or as stand-alone products. Our Business Continuity and Disaster Recovery products, Network Storage Server (NSS) and Continuous Data Protector (CDP), feature RecoverTrac, which we believe is the industry’s most automated and complete recovery tool. Our solutions support physical, virtual, hybrid and private cloud environments. We believe a key differentiator is our ability to allow users to manage and to convert across these environments dynamically, giving them the freedom to optimize their IT infrastructure and to eliminate costly vendor and form-factor lock-in. Our Optimized Backup and Deduplication (OBD) product merges our industry-leading Virtual Tape Library (VTL) and File-interface Deduplication System (FDS) solutions to help customers optimize the performance of their existing backup infrastructure, while reducing the cost of underlying storage and data replication. From Fortune 100 enterprises to medium-size businesses, customers across a vast range of industries worldwide have implemented FalconStor solutions in their production IT environments. Whether it is to meet their recovery time objectives (RTO) or their recovery point objectives (RPO), FalconStor helps end users manage their storage infrastructures with minimal total cost of ownership (TCO) and with optimal return on investment (ROI).

FalconStor’s products have been certified by many industry leaders which are available on our website at: www.falconstor.com/certification-matrix.

Deployment options

FalconStor sells its solutions primarily as standalone software.

Solutions

FalconStor is focused on offering solutions in four specific use-cases:

•	Data Migration

•	Continuous Availability

•	Data Protection + Recovery

•	Optimization

Our core point solution products enable these solutions as follows:

•
FreeStor® - An integrated software-defined platform that provides, migration, continuity, protection/recovery and optimization for any storage environment through a single management interface which contains analytics from

Edge-to-Core".

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

FreeStor

FreeStor is an industry leading software-defined, hardware agnostic platform that delivers a heterogeneous data services approach. FreeStor helps IT organizations minimize and eliminate the complexity with the delivery of migration, continuity, protection/recovery and optimization services for any storage environment through a single management interface.

This is accomplished through its Intelligent Abstraction core IO engine, which provides a scalable storage hypervisor, coupled with a data services engine and automation, to ease the provisioning and management of storage resources with the right level of performance, protection and recovery. The Intelligent Abstraction core optimizes storage resources regardless of type, connectivity, brand or speed, into a storage resource pool that can be provisioned to physical or virtual applications, along with common, unified data services across that pool. FreeStor is designed to reduce the complexity and time involved in managing disparate underlying storage found in today’s enterprise.

FalconStor Network Storage Server (NSS)

FalconStor NSS is a scalable, highly available solution that enables storage virtualization and business continuity in heterogeneous environments. Supporting existing third-party disk arrays, FalconStor NSS eliminates storage boundaries and vendor lock-in, providing fast and easy data storage provisioning and migration. From a small iSCSI virtual server lab to an enterprise-class Fibre Channel SAN running Tier-1 database applications, FalconStor NSS is designed to meet the storage needs of any organization.

Moving data between different storage platforms can be complex, time consuming, and disruptive to business operations. FalconStor’s core storage virtualization technology provides a non-disruptive approach to data mobility across different SAN protocols and vendors. With FalconStor NSS, we believe it becomes a simple operation to move data from older platforms to newer ones or to introduce new storage tiers. This allows organizations to respond to evolving performance and capacity requirements.

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

Expanded Existing Product Offerings

During 2017, we continued to enhance our products to address the ever changing market dynamics to ensure that FalconStor continues to be a leader in the SDS market place.

Market Approach

FalconStor continues to focus on enterprise customers, managed service providers, cloud service providers, as well as OEM partners. These markets offer the greatest opportunity and are best suited to realize the value of FalconStor products.

Growth Drivers

As evidenced by the adoption of new technologies such as All Flash Arrays and the Cloud and the move to consuming solutions as a service, the IT market continues to show growth in several key market segments. FalconStor continues to focus on and pursue these market segments to deliver software defined storage data services.

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

MARKETING

We re-focused our efforts to increase awareness and demand for FalconStor products during 2017 by targeting our efforts at our extensive installed base. Partner and end-user re-engagement has been encouraging during the second half of 2017 and we believe it will serve to create momentum for our growth and product innovation efforts.

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

MAJOR CUSTOMERS

For the year ended December 31, 2017 we had no customers that accounted for 10% or more of total revenue. For the year ended December 31, 2016, we had one customer which accounted for 11% of our total revenue.

As of December 31, 2017, one customer accounted for 23% of our gross accounts receivable balance. As of December 31, 2016, three customers accounted for 15%, 14% and 12% of our gross accounts receivable balance, respectively.

EMPLOYEES

As of December 31, 2017, we had 81 full-time and part-time employees, consisting of 30 in research & development, 19 in sales & marketing, 24 in service, and 8 in general and administrative. We are not subject to any collective bargaining agreements and we believe that our employee relations are good.

INTERNET ADDRESS AND AVAILABILTY OF FILINGS

Our internet address is www.falconstor.com. The Company makes available free of charge, on or through its Internet website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or (15)(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company complied with this policy for every Securities Exchange Act of 1934, as amended, report filed during the year ended December 31, 2017.

RECENT DEVELOPMENTS

On February 23, 2018, we closed on our previously-announced commitment (the “Commitment”) from HCP-FVA, LLC (“HCP-FVA”) to purchase up to $3 million of Units (as defined below) from the Company to backstop a proposed private placement of Units to certain eligible stockholders of the Company (the “Financing”). HCP-FVA subscribed for the full $3 million of Units (at the Company’s election) in the Commitment by payment of $2.5 million in cash and the conversion of a $500,000 short-term loan provided by HCP-FVA to the Company in November 2017 (the “Bridge Loan”) into Units. HCP-FVA is an affiliate of Hale Capital Partners, LP (together with HCP-FVA, “Hale Capital”), the Company’s largest stockholder through its ownership of the Company’s Series A Redeemable Preferred Stock (the “Series A Preferred Stock”), and an affiliate of FalconStor director, Martin Hale.

In the Financing, the Company intends to offer to FalconStor stockholders as of November 17, 2017 who are accredited investors the opportunity to purchase up to a total of 40 million Units (inclusive of subscriptions by HCP-FVA). The Financing is expected to close on or before September 23, 2018, and documentation relating to the Financing will be provided to prospective investors subsequent to the Company's Annual Meeting of Stockholders. Each Unit is expected to consist of the following (each, a “Unit”):

i.
$0.10 in senior secured debt (for a total of $4 million of senior secured debt assuming full subscription of the Financing), secured by all of the assets of the Company and guaranteed by each of the Company’s domestic subsidiaries, having an interest rate of prime plus 0.75% and a maturity date of June 30, 2021 (the “Term Loan”);

ii.
warrants to purchase 12.233 shares of the Company’s common stock for a nominal exercise price (for a total of 489.32 million shares assuming full subscription of the Financing) (the “Financing Warrants”); and

iii.
0.0225 shares of Series A Preferred Stock at a per Unit price of $0.2643 (subject to increase to take into account accretion of the Series A Preferred Stock after June 30, 2018), all such shares to be acquired directly from their current holder, HCP-FVA.

The closing of the Commitment effectively constitutes HCP-FVA’s purchase of 30 million Units in the Financing. As a result, the maximum additional funds that the Company may receive in the Financing is $1 million through the purchase of 10 million Units by other eligible stockholders. If other eligible stockholders subscribe for more than 10 million Units, they will purchase those additional Units consisting of senior secured debt and Series A Preferred Stock directly from HCP-FVA (with the associated Financing Warrants to be issued by the Company directly to the eligible stockholders, and HCP-FVA’s Financing Warrants associated with those additional Units sold to the eligible stockholders to be cancelled in accordance with the terms of such Financing Warrants), subject to HCP-FVA maintaining at least 25% of the total Units to be issued in the Financing. HCP-FVA has agreed to subscribe for more than its pro rata portion of the Units available for purchase in the Financing (based on common stock ownership on an as-converted basis as of November 17, 2017), and if other eligible stockholders elect to subscribe for more than their pro rata share, the remaining Units shall be allocated among such stockholders (including HCP-FVA) in such manner as the Company, Hale Capital and the participating eligible stockholders shall agree.

On February 23, 2018, in connection with HCP-FVA’s subscription in the Financing, the Company entered into an Amended and Restated Term Loan Credit Agreement, dated as of the same date (the “Amended and Restated Loan Agreement”), with HCP-FVA and certain other loan parties named therein setting forth the terms of the Term Loan. The Amended and Restated Loan Agreement amends and restates that certain Loan Agreement, dated as of November 17, 2017, by and among the parties, pursuant to which HCP-FVA made the Bridge Loan.

Under the Amended and Restated Loan Agreement, in the event the Term Loan is prepaid for any reason, such prepayment will be subject to the payment of a premium in an amount equal to 5% of the principal amount prepaid. The Term Loan is required to be prepaid upon the occurrence of certain events, including but not limited to certain assets dispositions, the incurrence of additional indebtedness, the receipt of insurance proceeds, and a change of control, subject to certain exceptions.

The Amended and Restated Loan Agreement has customary representations, warranties and affirmative and negative covenants. The negative covenants include financial covenants by the Company to (i) maintain minimum cash denominated in U.S. dollars plus accounts receivable outstanding for less than 90 days of $2 million, and (ii) until the consummation of the Financing with eligible stockholders (other than HCP-FVA), not permit a variance of more than 10% of net cash flow from the amounts set forth in a rolling weekly detailed budget through the second fiscal quarter of 2018, agreed upon at the signing of the Amended and Restated Loan Agreement. The Amended and Restated Loan Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants, bankruptcy events and a change of control. In the case of an event of default, as administrative agent under the Loan Agreement, HCP-FVA may (and upon the written request of lenders holding in excess of 50% of the Term Loan, which must include HCP-FVA, is required to accelerate payment of all obligations under the Loan Agreement, and seek other available remedies.

Under the Amended and Restated Loan Agreement, the Company also agreed to use its commercially reasonable efforts to obtain, as soon as practicable (but in no event later than June 1, 2018), the approval of its stockholders to amend the Company’s Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company’s common stock in order to permit the exercise of the Financing Warrants issuable in the Financing (the “Stockholder Approval”). HCP-FVA agreed that, prior to the record date for any Company stockholders meeting held in connection with the Stockholder Approval, HCP-FVA will exercise any Financing Warrants and any Backstop Warrants (as defined below) for which the Company has sufficient authorized capital and will vote the common stock it receives upon such exercise in favor of the Stockholder Approval.

As part of the Commitment, Hale Capital also agreed to postpone the date of the optional redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a redemption right.

The foregoing description of the Amended and Restated Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Loan Agreement, which was filed as Exhibit 10.1 to a Form 8-K we filed on February 26, 2018.

In exchange for serving as the backstop for the Financing, upon the closing of the Commitment, HCP-FVA received warrants to purchase 41,577,382 shares of the Company’s common stock for a nominal exercise price (the “Backstop Warrants”), in addition to the 13,859,128 Backstop Warrants issued to HCP-FVA in connection with the making of the Bridge Loan. If eligible stockholders (other than HCP-FVA) subscribe for and purchase more than fifty percent (50%) of the Units in the Financing on the terms and conditions set forth in Section 10.13 of the Amended and Restated Loan Agreement and Schedule 10.13 thereto, then 66.66% of the number of shares of common stock issued to HCP-FVA in respect of the Backstop Warrants issued upon the closing of the Commitment (or, if the Backstop Warrants issued upon the closing of the Commitment have not then been exercised, issuable to HCP-FVA) upon exercise of such Backstop Warrants, as determined on a post-cashless exercise basis, shall be cancelled (and, if such Backstop Warrants have been exercised on a non-cashless exercise basis, the Company shall reimburse HCP-FVA for the cash exercise price paid in respect of the cancelled warrant shares). The Backstop Warrants are in addition to the Financing Warrants issuable in the Financing. In consideration for HCP-FVA’s subscription of $3 million of Units, HCP-FVA was issued Financing

Warrants to purchase 366,990,000 shares of the Company’s common stock for a nominal exercise price. The Financing Warrants are not exercisable until receipt of Stockholder Approval.

The issuance of the Financing Warrants and the Backstop Warrants in connection with the Commitment and the Financing will have a substantial dilutive effect on all existing stockholders of the Company. For example, if HCP-FVA is the only subscriber in the Financing, Hale Capital will beneficially own, when combined with Hale Capital’s current ownership and shares set aside for management, approximately 73% of the common stock of the Company on an as-converted basis. If the Financing is fully subscribed and HCP-FVA’s subscription amounts to 25% of the total number of Units issued in the Financing, Hale Capital will beneficially own, when combined with Hale Capital’s current ownership and shares set aside for management, approximately 22% of the common stock of the Company on an as-converted basis.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth below.

Risks Related to Our Financial Condition

We have had limited liquidity as evidenced by our working capital deficiency of $11.2 million at December 31, 2017 and our future prospects are dependent on our ability to execute our business plan of which there can be no assurance.

We have incurred significant operating losses in the previous nine years and negative cash flow from operations in five of the previous nine years. As of December 31, 2017, we had a working capital deficiency of $11.2 million, which is inclusive of current deferred revenue of $11.8 million, and a stockholders' deficit of $21.2 million. During the year ended December 31, 2017, while we had net income of $1.1 million, we had negative cash flow from operations of $2.6 million. Our cash and cash equivalents at December 31, 2017 was $1.0 million, a decrease of $2.4 million as compared to December 31, 2016 and such amount at December 31, 2017 includes net proceeds that we received from the Bridge Loan. As of December 31, 2017, the holders of our Series Preferred Stock also had the right to request a redemption of the Series A Preferred Stock. Accordingly, to ensure that the Company could meet its operating cash needs and continue as a going concern, we closed on the Commitment on February 23, 2018. As part of the Commitment, Hale Capital agreed to postpone the date that an option redemption of the Series A Preferred Stock could be requested from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a redemption right.

While the Commitment and the postponement of the date of the optional redemption facilitate our ability to meet our operating cash needs and continue as a going concern, our ability to continue as a going concern ultimately depends on whether we execute our business plan. During 2017, we continued to focus on aligning our expense structure with revenue expectations which included tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include streamlined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. We have reduced our worldwide headcount to 81 employees as of December 31, 2017 compared with 166 employees as of December 31, 2016. However, the decline in revenue over the last twelve months combined with the separation costs related to the headcount reductions have reduced the impact of these reductions in operating expenses and the reduction in our cash burn rate resulting from these reductions was lower than our expectations. Accordingly, our operating cash requirements have been higher than what we expected.

There is no assurance that we will be successful in executing our business plan either through generating sufficient revenue or continuing to reduce operating costs. The failure to execute our business plan would have a material adverse effect on our results of operations. In addition, to the extent that we continue to incur losses, we may need to seek additional financing even if we receive an additional $1,000,000 in gross proceeds from the Financing. There can be no assurance that we will be able to obtain the additional $1,000,000 in gross proceeds from the Financing or other financing or as to the terms of such other financing. Moreover, it is likely that the terms of the Amended and Restated Loan Agreement and Series A Preferred Stock will make it more difficult for us to obtain financing.

We have had a history of losses since 2008 and our revenues significantly decreased in 2017 as compared to 2016. There is no guarantee that we will be able or to maintain, profitability.

Before 2017, we had a history of losses. We have taken steps to try to reduce or to eliminate future losses - such as reducing headcount and other expenses, but our ability to make further cost reductions while maintaining business operations is limited. Moreover, while we had net income of approximately $1.1 million in the year ended December 31, 2017 our cash and cash equivalents continued to decrease in 2017. Our revenues decreased to $25.2 million for the year ended December 31, 2017 as compared with $30.3 million for the year ended December 31, 2016. If we are unable to stabilize or increase revenue, we will be unable to maintain profitability, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.

We have undertaken a restructuring and other cost reduction initiatives to reduce our expenses and to better align our expenses with our business. There can be no assurance that we have made enough reductions or the right reductions.
Since the third quarter of 2013 we have taken several actions to reduce expenses significantly in an attempt to help return the Company to profitability. These actions include a reduction in personnel of approximately 60%; closing offices in geographic locations where our expenses have continued to outpace our revenue; and reducing other expenditures. To date, the reduction in expenses has not been sufficient to ensure that the Company can meet its ongoing cash needs for the foreseeable future. In addition, there can be no assurance that the reductions we have made are the right reductions for our business going forward. There is a risk that the restructuring, cost cutting initiatives and reduction in personnel will continue to make it more difficult to grow the business and service our customers.
If actual results or events differ materially from our estimates and assumptions, our reported financial condition and results of operations for future periods could be materially affected.
The preparation of consolidated financial statements and related disclosure in accordance with generally accepted accounting principles requires management to establish policies that contain estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 describes the significant accounting policies and estimates essential to preparing our financial statements. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures. We base our estimates on historical experience and assumptions that we believe to be reasonable under the circumstances. Actual future results may differ materially from these estimates. We evaluate, on an ongoing basis, our estimates and assumptions.
Risks Related to Our Business
Our future business, financial and operating results are substantially dependent on the market acceptance of our products.

We have spent considerable resources, both financially and in our research and development efforts, developing CDP/NSS 9.0 and FreeStor. Bookings for FreeStor during the year ended December 31, 2017 exceeded the bookings for this product for the year ended December 31, 2016. However, the bookings associated with our FreeStor platform failed to make up for declines in our traditional product lines. We currently do not have any other products in our pipeline with the same expectations that we had or which we believe have the same potential for market acceptance as CDP/NSS 9.0 and FreeStor. If (i) either CDP/NSS 9.0 or FreeStor do not gain additional market acceptance, (ii) sales of either CDP/NSS 9.0 or FreeStor do not increase, or (iii) the ongoing future feature/functionality sets of both products are delayed, our results may suffer and it could have a material adverse effect on our business, financial condition and operating results.

We continue to have turnover in our senior management.
In August 2017, Todd Brooks and Patrick McClain became our President and Chief Operating Officer and Executive Vice President, Chief Financial Officer, respectively. Prior to their appointment we had two different Chief Executive Officers and Chief Financial Officers in the one year prior to the appointment of Messrs. Brooks and McClain.
In addition to these changes, in the past few years we have also had turnover in other senior positions. We have filled these positions with highly qualified individuals with extensive storage and software company experience. However, there can be no guarantee that the new senior management will be able to get up to speed and successfully manage the Company. In addition, with the exception of Messrs. Brooks and McClain, we have no employment agreements with any of our senior management and there can be no assurance that we will be able to retain any or all of the members of the senior management team.
The loss of any of our key personnel could harm our business.

Our success depends upon the continued contributions of our key employees, many of whom would be extremely difficult to replace. We do not have key person life insurance on any of our personnel. Worldwide competition for skilled employees in the network storage software industry is extremely intense. In particular, our success is dependent on our executive management team, including Todd Brooks, our President and Chief Executive Officer. If we are unable to retain existing employees or hire and integrate new employees, our business, financial condition and operating results could suffer.
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

Our ability to sell our products is highly dependent on the quality of our services offerings, and our failure to offer high quality support and professional services would have a material adverse effect on our sales of our products and results of operations.

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
The international nature of our business could have an adverse effect on our operating results.
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
Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the reported amount of those sales or earnings. Significant changes in the value of these foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition or results of operations. For example, the U.S. dollar has weakened against the Euro by 12% from December 31, 2016 to December 31, 2017.
Fluctuations in currencies relative to currencies in which our earnings are generated make it more difficult to perform period- to-period comparisons of our reported results of operations. For purposes of accounting, the assets and liabilities of our foreign operations, where the local currency is the functional currency, are translated using period-end exchange rates, and the revenue, expenses and cash flows of our foreign operations are translated using average exchange rates during each period.
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
China is a significant market for our products. We have an OEM agreement with Huawei which has historically provided us with significant revenue. As of December 31, 2017 we have 14 employees in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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
Our success is dependent upon our proprietary technology. We have 35 patents issued, and numerous pending patent applications, numerous trademarks registered and multiple pending trademark applications related to our products. We cannot predict whether we will receive patents for our pending or future patent applications, and any patents that we own or that are issued to us may be invalidated, circumvented or challenged. In addition, the laws of certain countries in which we sell and manufacture our products, including various countries in Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States.
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

Cyber-attacks and breaches could cause operational disruptions, fraud or theft of sensitive information.

Aspects of our operations are reliant upon internet-based activities, such as ordering supplies and back-office functions such as accounting and transaction processing, making and accepting payments, processing payroll and other administrative functions, etc. Although we have taken measures to protect our technology systems and infrastructure, including employee education programs regarding cybersecurity, a breach of the security surrounding these functions could result in operational disruptions, theft or fraud, or exposure of sensitive information to unauthorized parties. Such events could result in additional costs related to operational inefficiencies, or damages, claims or fines.

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
Risks Related to Our Capitalization
We have a significant number of outstanding warrants, preferred stock and options, the conversion and exercise of which would dilute the then-existing stockholders’ percentage ownership of our common stock, and a smaller number of restricted shares of stock, the vesting of which will also dilute the then-existing stockholders’ percentage ownership of our common stock.
As a result of the Commitment and the Bridge Loan, we issued Backstop Warrants to purchase 55,436,510 shares of common stock and Financing Warrants to purchase 366,990,000 shares of common stock, all of which have a nominal exercise price. If additional Units in the Financing are subscribed for, we will also issue Financing Warrants to purchase up to an additional 122,330,000 shares of common stock. In addition, we have outstanding options to purchase 2,026,200 shares of our common stock, an aggregate of 548,968 outstanding unvested restricted shares and outstanding Series A Preferred Stock convertible into 8,781,516 shares of our common stock. Over the next several years a significant number of shares of common stock are potentially issuable as dividends with respect to the Series A Preferred Stock (including 435,438 share of common stock reserved for issuance related to the accrued dividend as of December 31, 2017). We also are obligated to create an equity plan for all employees subject to stockholder approval, for up to 15% of the equity of the Company on a fully diluted basis, plus potentially two additional tranches of 2.5% of the equity of the Company on a fully diluted basis, at the time the equity plan is adopted following stockholder approval.
The exercise of all of the outstanding Backstop Warrants, Financing Warrants, options and/or the vesting of all outstanding restricted shares, the conversion of our outstanding Series A Preferred Stock into common stock, the payment of dividends on our Series A Preferred Stock through the issuance of common stock and/or the grant and exercise of additional options and/or the grant and vesting of restricted stock and restricted stock units would dilute the then-existing stockholders’ percentage ownership of common stock, and any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by such securities.
There may be a limited public market for our securities; we presently fail to qualify for listing on any national securities exchanges.
Our common stock was delisted from the NASDAQ Capital Market in September 2017 and we do not meet all of the requirements for initial listing on a national securities exchange. Specifically, the market value and the bid price of our common stock is less than what is required to obtain a listing. Trading in our common stock continues to be conducted in the over-the-counter market. As a result, an investor may find it difficult to dispose of or to obtain accurate quotations as to the market value of our common stock, and our common stock may be less attractive for margin loans, for investment by larger financial institutions, as consideration in possible future acquisition transactions or other purposes.
Our stock price may be volatile.
The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the twelve months ended December 31, 2017, the closing market price of our common stock as quoted on the NASDAQ Capital Market and then the OTC MKTS fluctuated between $0.15 and $0.78 and recently the closing trading price has been around $0.08. The market price of our common stock may be significantly affected by the following factors:

•	the conversion or exercise into common stock of Backstop Warrants, Financing Warrants, Series A Preferred Stock or stock options and the vesting of restricted stock;

•	actual or anticipated fluctuations in our operating results, including changes in the timing of when we recognize revenue;

•	failure to meet financial estimates;

•	changes in market valuations of other technology companies, particularly those in the network storage software market;

•	the announcement of any strategic alternatives;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, strategic alternatives, joint ventures or capital commitments;

•	loss of one or more key customers;

•	the issuance of additional shares of the Series A Preferred Stock pursuant to dividend rights; and

•	departures of key personnel.

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.
The likelihood of a change of control in our company could be impacted by the fact that we have a significant amount of authorized but unissued preferred stock, outstanding Series A Preferred Stock, a staggered Board of Directors and change of control agreements as well as certain provisions under Delaware law.
Our Board of Directors has the authority, without further action by our common stockholders, to issue up to an additional 1,100,000 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of our common stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. Moreover, our outstanding Series A Preferred Stock provides the holders with certain rights in the event of a merger with a third party and if we are unable to redeem the Series A Preferred Stock prior to July 30, 2021 or if the holders of the Series A Preferred Stock elect to exercise their rights to require the Company to redeem the Series A Preferred Stock due to the failure of the Company to comply with the financial covenants covering the Series A Preferred Stock. Certain “antitakeover” provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control. Further, we have a staggered Board of Directors and have entered into change of control agreements through employment agreements with certain executives. In addition, generally proceeds received upon a change of control will be used first to repay outstanding principal and interest on the Term Loan and then to the holders of the Series A Preferred Stock, prior to the holders of the common stock, in an amount equal to 100% of the stated value plus accrued and unpaid dividends. As a result of the foregoing, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price of our common stock and the voting and other rights of our stockholders may also be affected.
Our agreements with the holders of the Series A Preferred Stock contain covenants that could limit our ability to obtain financing using our equity. In addition, if we engage in future financings, we may have to use the proceeds to redeem the preferred stock held by such holders. This could cause us to have difficulty in obtaining capital necessary to run our business.
Our agreements with the holders of the Series A Preferred Stock give such holders veto power over certain future financings, and give such holders certain rights to participate in any subsequent financing, whether through debt or equity (subject to certain exclusions). These participation rights could discourage a potential investor or a potential lender from making financing available to us on favorable terms. Because of these covenants, if we determine that we are in need of additional capital, we might not be able to obtain it. In addition, our agreements with the holders of the Series A Preferred Stock provide that if, at the time of certain future debt or equity financings, the proceeds of which exceed $5 million, the holders of the Series A Preferred Stock still have outstanding Series A Preferred Stock, then we must offer to repurchase their Series A Preferred Stock. The holders of the Series A Preferred Stock have the right to accept the offer or to retain their Series A Preferred Stock. If we do a financing, and the holders of the Series A Preferred Stock elect to have their Series A Preferred Stock repurchased, then the capital raised in excess of $5 million will go to repurchase the holders’ Series A Preferred Stock, instead of being able to be used for our business.
Our agreements with the holders of the Series A Preferred Stock prevent us from undertaking certain transactions or incurring certain indebtedness without such holders’ consent or unless the Series A Preferred Stock held by such holders is repurchased. This could hurt our ability to sell underperforming assets or lines of business or to obtain financing.
Our agreements with the holders of the Series A Preferred Stock prevent us from undertaking certain transactions or incurring certain debt without such holders’ consent or unless the Series A Preferred Stock held by such holders’ is repurchased. These transactions include, but are not limited to:
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

The holders of the Series A Preferred Stock are entitled to dividends on the Series A Preferred Stock they hold. Depending on whether these dividends are paid in cash or stock, the payment of these dividends will either decrease cash that is available to us to invest in our business or dilute the holdings of all other stockholders.
Our agreements with the holders of the Series A Preferred Stock provide that such holders will receive quarterly dividends on the Series A Preferred Stock at prime rate plus 5%, subject to a maximum dividend rate of 10%. We also have the ability to accrue and roll over dividends. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then. As of December 31,2017, the Company’s liability for dividends to the holders of the Series A Preferred Stock totaled $1.1 million. While the Term Loan is outstanding, we are only permitted to pay in-kind dividends on the Series A Preferred Stock. If in the future we pay cash dividends on the Series A Preferred Stock, it will reduce the cash that we have available to invest in our business. There can be no assurance that we will have enough cash to pay future dividends in cash. If future dividends are paid in kind, it will dilute the holdings of all other stockholders.
The potential concentration of equity ownership by HCP-FVA may limit your ability to influence corporate matters.
As the sole holder of Series A Preferred Stock, the consent of HCP-FVA has been required in order for the Company to undertake certain transactions and HCP-FVA has the to right to appoint two Board Members as a result of the terms of the Series A Preferred Stock. Moreover, the exercise of the Financing Warrants and the Backstop Warrants by HCP-FVA could further enable HCP-FVA to exert significant control over the operations of the Company. For example, if HCP-FVA is the only subscriber in the Financing, Hale Capital will beneficially own, when combined with Hale Capital’s current ownership and shares set aside for management, approximately 73% of the common stock of the Company on an as-converted basis. If the Financing is fully subscribed and HCP-FVA’s subscription amounts to 25% of the total number of Units issued in the Financing, Hale Capital will beneficially own, when combined with Hale Capital’s current ownership and shares set aside for management, approximately 22% of the common stock of the Company on an as-converted basis.
Such ownership could enable HCP-FVA to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.
Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the Amended and Restated Loan Agreement.
Our indebtedness could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	make it more difficult for us to satisfy our other financial obligations, including our obligations relating to the Term Note;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	make it more difficult for us to satisfy our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds or increase our cost of borrowing.

In addition, the terms of the Amended and Restated Loan Agreement contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of the Term Note. The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects or ability to satisfy our obligations under the Amended and Restated Loan Agreement.
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control. As such, we may not be able to generate sufficient cash to service the Term Note or our other indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make payments on and to refinance the Term Note, to fund planned capital expenditures, maintain sufficient working capital and fund any redemption of the Series A Preferred Stock will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
We cannot assure you that our business will generate sufficient cash flow from operations or future borrowings from other sources in an amount sufficient to enable us to service the Term Note, or to fund our other liquidity needs. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our indebtedness, we may need to reduce or delay capital expenditures, sell assets, seek additional capital, restructure or refinance the Term Note, on or before the maturity thereof or seek a waiver of any redemption rights, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to refinance the Term Note, on commercially reasonable terms or at all, or that the terms of that indebtedness will allow any of the above alternative measures or that these measures would satisfy our scheduled debt service obligations. If we are unable to generate sufficient cash flow to repay or refinance our debt on favorable terms, it could significantly adversely affect our financial condition, and our ability to make any required cash payments under the Term Note or fund any redemption of the Series A Preferred Stock. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at that time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any future credit facility may be secured by a priority lien on substantially all of our assets. As such, our ability to refinance the Term Note or seek additional financing could be impaired as a result of such security interest.
We are subject to a number of covenants and other conditions, which may restrict our business and financing activities.
The Amended and Restated Loan Agreement has customary representations, warranties and affirmative and negative covenants. The negative covenants include financial covenants by the Company to (i) maintain minimum cash denominated in U.S. dollars plus accounts receivable outstanding for less than 90 days of $2 million, and (ii) until the consummation of the Financing with eligible stockholders (other than HCP-FVA), not permit a variance of more than 10% of net cash flow from the amounts set forth in a rolling weekly detailed budget through the second fiscal quarter of 2018, agreed upon at the signing of the Amended and Restated Loan Agreement. The Amended and Restated Loan Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants, bankruptcy events and a change of control. In the case of an event of default, as administrative agent under the Loan Agreement, HCP-FVA may (and upon the written request of lenders holding in excess of 50% of the Term Loan, which must include HCP-FVA, is required to) accelerate payment of all obligations under the Loan Agreement, and seek other available remedies.
The restrictions in the Amended and Restated Loan Agreement may prevent us from taking actions that we believe would be in the best interests of our business, and may make it difficult for us to successfully execute our business strategy or effectively compete with companies that are not similarly restricted. In addition, our ability to comply with the financial and other covenants and restrictions in the Amended and Restated Loan Agreement will largely depend on the pricing of our products and services, and our ability to successfully implement our overall business strategy. We cannot assure you that we will be granted waivers or amendments to the Amended and Restated Loan Agreement if for any reason we are unable to comply with these covenants and restrictions. The breach of any of these covenants and restrictions could result in a default under the Amended and Restated Loan Agreement, which could result in an acceleration of our indebtedness.
Unknown Factors
Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company’s headquarters are located in an approximately 3,018 square foot facility in Austin, Texas.  Offices are also leased for development, support, and sales and marketing personnel, which total an aggregate of approximately 77,637 square feet in Melville, N.Y.,; Munich, Germany; Taichung, Taiwan; Tokyo, Japan; and Beijing, China. Initial lease terms range from one to six years, with multiple renewal options.

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

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock was listed on The Nasdaq Capital Market (“Nasdaq”) until September 25, 2017 at which time the Common Stock began being quoted on the OTC Markets’ OTCQB under the symbol “FALC”. The following table sets forth the range of high and low closing sales prices of our Common Stock for the periods indicated as reported by Nasdaq and the OTC Markets’ OTQCB:

	2017		2016
	High	Low	High	Low
Fourth Quarter	$0.32	$0.15	$1.03	$0.45
Third Quarter	$0.78	$0.16	$1.17	$0.91
Second Quarter	$0.47	$0.20	$1.40	$1.06
First Quarter	$0.69	$0.31	$1.89	$1.21

Holders

We had approximately 336 holders of record of Common Stock as of February 28, 2018. This does not reflect persons or entities that hold Common Stock in nominee or “street” name through various brokerage firms.

Dividends

We have not paid any cash dividends on our common stock since inception. We expect to reinvest any future earnings to finance growth, and therefore do not intend to pay cash dividends on our common stock in the foreseeable future. In addition, the terms of our Series A Preferred Stock and the Amended and Restated Loan Agreement restrict our ability to pay dividends on our common stock. Our board of directors may determine to pay future cash dividends on our common stock if it determines that dividends are an appropriate use of Company capital.

Holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if we will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, we, at our election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then. As of December 31, 2017, the Company’s liability for dividends to the holders of the Series A Preferred Stock totaled $1.1 million. While the Term Loan is outstanding, we are only permitted to pay in-kind dividends on the Series A Preferred Stock.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	16,434,296	$0.26	20,209,128

(1)
As of December 31, 2017 we had 20,209,128 shares of our common stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2016 Plan is in effect, the number of shares of stock to which options may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2016 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding. See Note (10) Share-Based Payment Arrangements to our consolidated financial statements for further information.

Issuer Purchases of Equity Securities

None

Unregistered Sales of Equity Securities and Use of Proceeds

As described herein, in November 2017, the Company entered into the Bridge Loan with HCP-FVA. In connection with the Bridge Loan, the Company issued HCP-FVA Backstop Warrants to purchase 13,859,128 shares of Common Stock. In February 2018, the Company and HCP-FVA entered into the Amended and Restated Loan Agreement and closed on the Commitment. In connection therewith, the Company issued HCP-FVA additional Backstop Warrants to purchase 41,577,382 shares of Common Stock and Financing Warrants to purchase 366,990,000 shares of Common Stock.
The Backstop Warrants and the Financing Warrants issued in the forgoing transactions were issued in accordance with the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

OVERVIEW

During 2017, we continued to innovate and enhance our flagship FreeStor® product, and each of our core point solution products, NSS, CDP, and OBD.

FreeStor leverages our core NSS, CDP, and OBD technology to give customers the ability to move workloads to the right destination, on-premise or in the cloud, with advanced insight. FreeStor is an SDS platform that gives customers the power to seamlessly migrate, recover, protect and deduplicate data - on or off the cloud - without tying their business to specific hardware, networks or protocols. FreeStor’s Intelligent Abstraction® Layer enables the free flow of data and common services between the front end and back end, regardless of environment or location. Intelligent Abstraction virtualizes both existing and future storage for a more efficient and consolidated storage infrastructure. Unlike array-based analytics, FreeStor’s Intelligent Predictive Analytics provides real-time and historical analytics across heterogeneous storage systems to better manage capacity, performance, and availability. By combining Intelligent Abstraction with Intelligent Predictive Analytics, users are able to take intelligent action based on real-time information to optimize and maintain their storage environment from a single pane of glass regardless of storage vendor or location. FreeStor addresses heterogeneous storage portfolios, all-flash array and hybrid flash array hardware manufacturers which do not have a software stack or do not have an enterprise-ready software stack, and solutions for managed service providers. FreeStor provides centralized management, monitoring, reporting and provisioning through a web browser, tablet or smartphone which gives end-users or storage administrators the ability to be completely mobile when managing their virtual storage portfolio.

Over the past three years, we have continued to drive FreeStor sales through our originally targeted routes to market which included OEMs, Managed Service Providers and Enterprise customers. We have achieved critical customer and marketplace credibility with the early adopter OEMs and Managed Service Providers. Since the introduction and release of FreeStor in mid-2015, FreeStor has won 11 software-defined storage (SDS) product-of-the-year awards at various leading industry publications, including three publications servicing the Asia markets and six publications servicing the European marketplace and two publications in the Americas.

We offer flexibility in licensing and payment structures, and as a result the product revenue for some transactions are being recognized ratably over the contractual maintenance term. We expect to continue this flexibility going forward, and also expect that the number of transactions with flexible sales terms will increase over time, which could result in variable periods for recognizing the revenue. Furthermore, in accordance with existing GAAP standards, while our FreeStor platform is primarily sold on a subscription based offering, a portion of the revenue is recognized up-front while the remaining portion is recognized ratably over the term of the agreement. Our support and maintenance revenue is also subscription based and is recognized ratably over the term of the support and maintenance agreement. Our professional services revenue is recognized upon delivery of the professional services unless it is sold as part of a bundled arrangement for which we have not established fair value for all undelivered elements which would require the revenue from the entire arrangement to be recognized over the maintenance period.

We believe that the flexibility in licensing, payment structures and subscription based offerings has made and will continue to make us more competitive in the marketplace by allowing us more flexibility to work with partners and customers to design licensing and payment terms that meet their needs. Offering flexibility in licensing, payment structures and subscription based offerings results in ratable revenue recognition, and accordingly our GAAP revenue has fluctuated depending on the volume and mix of ratable and/or subscription sales from period-to-period. On January 1, 2018, we adopted new accounting guidance which requires an entity to recognize the amount of revenue that it expects to be entitled for the transfer of promised goods or services to customers. The adoption of this new guidance will result in less variability due to the mix of ratable and/or subscription sales. This new guidance will replace most existing revenue recognition guidance in GAAP in the United States when it becomes effective. See Note (1) Summary of Significant Accounting Policies to our consolidated financial statements for further information.

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

Overall, total revenue for the year ended December 31, 2017 decreased 16.9% to $25.2 million, compared with $30.3 million for the year ended December 31, 2016. We attribute the decline in total revenues to several factors. First, although we have updated and introduced new versions of FreeStor and our point-solutions to address the needs of customers and the marketplace, the volume of new product licenses and maintenance sales, both for expansion of our existing installed base and in the acquisition of new customers declined from the prior year. Second, we have continued to have customer attrition which has resulted in a decrease in maintenance renewal revenue. Third, as stated above, the level of customer deal elongation and customer indecisiveness to purchase in a timely manner as a result of customers working through their organizational purchasing strategies continues to provide significant headwinds for both the storage software industry and FalconStor. We believe that our engineering efforts throughout the year and the release of new and innovative technology which addresses the software-defined-storage marketplace could enable us to capitalize on the rapidly evolving technology landscape and industry standards in 2018.

Cost of revenue for the year ended December 31, 2017 decreased $2.7 million, or 33.1%, to $5.5 million, compared with $8.3 million for the same period in 2016. Total gross margin increased to 78% for the year ended December 31, 2017, compared with 73% for the year ended December 31, 2016. The slight decrease in our total gross margin was primarily due to the mix of sales. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales. Our FreeStor product is a subscription-based product offering and is primarily sold as a software only solution, which we anticipate will continue to drive higher product gross margins in the future.

Overall, our total operating expenses, decreased $13.7 million, or 42%, to $18.6 million for the year ended December 31, 2017, compared with $32.3 million for the year ended December 31, 2016. This decrease was primarily attributable to our tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs, global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 81 employees as of December 31, 2017, compared with 166 employees as of December 31, 2016.

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

Typically, we look to operating income as another measure of our progress. This number enables us to measure and to compare our results of operations from one year to the next. Operating income for 2017 was $1.0 million, compared with an operating loss of $10.3 million in 2016. Net income for the year ended December 31, 2017 was $1.1 million, compared with a net loss of $11.0 million for the year ended December 31, 2016.

As of December 31, 2017 and 2016, approximately 59% and 67% of our deferred revenue consists of amounts attributable to future support and maintenance of our products, respectively, and approximately 41% and 33% of deferred revenue consists of amounts attributable to product revenues, respectively. Our deferred revenue decreased 22% from $23.7 million at December 31, 2016 to $18.4 million at December 31, 2017. As discussed in Note (1) Summary of Significant Accounting Policies to our consolidated financial statements, our adoption of new accounting guidance will result in a decrease of deferred revenue in the range of $4.9 million to $5.9 million in a cumulative effect adjustment on January 1, 2018.

Liquidity

As of December 31, 2017, we had a working capital deficiency of $11.2 million, which is inclusive of current deferred revenue of $11.8 million, and a stockholders' deficit of $21.2 million. During the year ended December 31, 2017, while we had net income of $1.1 million, we had negative cash flow from operations of $2.6 million. Our cash and cash equivalents at December 31, 2017 was $1.0 million, a decrease of $2.4 million as compared to December 31, 2016 and such amount at December 31, 2017 includes net proceeds that we received from the Bridge Loan. As of December 31, 2017, the holders of our Series Preferred Stock also had the right to request a redemption of the Series A Preferred Stock. Accordingly, to ensure that the Company could meet its operating cash needs and continue as a going concern, we closed on the Commitment on February 23, 2018. As part of the Commitment, Hale Capital agreed to postpone the date that a redemption of the Series A Preferred Stock could be requested from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a redemption right.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2017 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2016

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

Total revenue for the year ended December 31, 2017 decreased 16.9% to $25.2 million, compared with $30.3 million for the year ended December 31, 2016. Product revenue from our FreeStor product increased $0.7 million; however, this increase was more than offset by a decrease of product revenue from our legacy products of $1.9 million for the year ended December 31, 2017, compared with the prior year period. The overall decline in product revenue was primarily due to: (i) challenges in obtaining new customers and, (ii) a decrease in the volume of sales from our legacy product lines. Product revenue from our FreeStor product represented 44% and 33% of our total product revenue for the year ended December 31, 2017 and 2016, respectively. Product revenue from our legacy products represented 56% and 67% of our total product revenue for the year ended December 31, 2017 and 2016, respectively. Our cost of revenue decreased (33)% to $5.5 million for the year ended December 31, 2017, compared with $8.3 million for the year ended December 31, 2016. Our operating expenses decreased 42.4% from $32.3 million for the year ended December 31, 2016 to $18.6 million for the year ended December 31, 2017. Included in the operating results for the years ended December 31, 2017 and 2016 were; (i) $0.4 million and $2.3 million, respectively, of share-based compensation expense; and (ii) $0.2 million of restructuring costs in each year. Net income for the year ended December 31, 2017 was $1.1 million, compared with a net loss of $11.0 million for the year ended December 31, 2016. Net income attributable to common stockholders, which includes the effects of the Series A redeemable convertible preferred stock dividends (including accrued dividends) and accretion, was $0.2 million for the year ended December 31, 2017, compared with a net loss of $13.0 million for the year ended December 31, 2016.

Overall, our total operating expenses decreased $13.7 million, or 42.4%, to $18.6 million for the year ended December 31, 2017, compared with $32.3 million for the year ended December 31, 2016. This decrease was primarily attributable to our tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs, global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 81 employees as of December 31, 2017, compared with 166 employees as of December 31, 2016. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing.

Revenue

	Year ended December 31,
	2017	2016
Revenue:
Product revenue	$8,972,112	$10,116,897
Support and services revenue	16,188,451	20,146,449
Total Revenue	$25,160,563	$30,263,346
Year-over-year percentage change
Product revenue	(11)%	(59)%
Support and services revenue	(20)%	(15)%
Total percentage change	(17)%	(38)%

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

Product revenue decreased 11% from $10.1 million for the year ended December 31, 2016 to $9.0 million for the year ended December 31, 2017. Product revenue represented 36% and 33% of our total revenue for the years ended December 31, 2017 and 2016, respectively.

We continue to invest in our product portfolio by refreshing and updating our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenue derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed or over the contractual term if vendor-specific objective evidence ("VSOE") does not exist for all undelivered elements. Engineering services are recognized upon customer acceptance or over the remaining contract term if VSOE does not exist for the remaining deliverables upon acceptance. Support and services revenue decreased 20% from $20.1 million for the year ended December 31, 2016 to $16.2 million for the year ended December 31, 2017. The decrease in support and services revenue was attributable to decreases in both maintenance and technical support services revenue and professional services revenue.

Maintenance and technical support services revenue decreased from $19.4 million for the year ended December 31, 2016 to $15.6 million for the same period in 2017. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. Reductions in maintenance and technical support revenue are due to declines product sales which resulted in lower renewal revenue. Additionally, the conversion of existing customers using our legacy products to our FreeStor subscription product has resulted and will continue to result in a shift of revenue from maintenance and technical support services revenue to product revenue.

Professional services revenue decreased from $0.7 million for the year ended December 31, 2016 to $0.6 million for the year ended December 31, 2017. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services and the timing of acceptance from the customer. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of revenue

	Year ended December 31,
	2017	2016
Cost of revenue:
Product	$785,535	$932,446
Support and service	4,755,464	7,351,857
Total cost of revenue	$5,540,999	$8,284,303
Total Gross Profit	$19,619,564	$21,979,043
Gross Margin:
Product	91%	91%
Support and service	71%	64%
Total gross margin	78%	73%

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

Cost of product revenue for the year ended December 31, 2017 decreased $0.1 million, or 16%, to $0.8 million, compared with $0.9 million for the same period in 2016. Product gross margin increased to 91.2% for the year ended December 31, 2017, compared with 90.8% for the same period in 2016. The increase in product gross margin was primarily attributable to an increase in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the same period in 2016. Our FreeStor product is a subscription-based product offering and is primarily sold as a software only solution, which we anticipate will continue to drive higher product gross margins in the future. Our cost of support and service revenue for the year ended December 31, 2017 decreased $2.6 million, or 35%, to $4.8 million, compared with $7.4 million for the same period in 2016. Support and service gross margin increased to 71% for the year ended December 31, 2017 from 64% for the same period in 2016. The increase in support and service gross margin was primarily attributable to a reduction in personnel related costs resulting from our realignment and reduction in workforce and a severance benefit recorded as a result of litigation settlement with a former employee compared with the prior year period.

Total gross profit decreased $2.4 million, or 11%, from $22.0 million for the year ended December 31, 2016, to $19.6 million for the year ended December 31, 2017. However, total gross margin increased to 78% for the year ended December 31, 2017, compared with 73% for the year ended December 31, 2016. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

There was no share-based compensation expense included in cost of product revenue for each of the years ended December 31, 2017 and 2016. Share-based compensation expense included in cost of support and service revenue was $0.1 million for each of the years ended December 31, 2017 and 2016.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $5.2 million, or 44%, to $6.5 million for the year ended December 31, 2017, from $11.7 million in 2016. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. The decrease is also due to a reduction in share-based compensation expense included in research and development costs. Share based compensation decreased to $0.2 million from $1.7 million for the years ended December 31, 2017 and December 31, 2016, respectively. Included in share-based compensation expense for the year ended December 31, 2016, was $1.5 million related to costs associated with our exclusive source code license and development agreement which were paid through the issuance of our common stock.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $7.8 million, or 56%, to $6.1 million for the year ended December 31, 2017, from $13.9 million for the year ended December 31, 2016. The decrease in selling and marketing expenses was primarily attributable to a decrease in headcount resulting from our realignment and reduction in workforce as well as continued efforts to optimize our go-to-market coverage models around the world. Share-based compensation expense included in selling and marketing expenses was $0.0 million and $0.2 million for the years ended December 31, 2017 and December 31, 2016, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees and other general corporate overhead costs. General and administrative expenses decreased $0.4 million, or 5%, to $6.1 million for the year ended December 31, 2017, from $6.5 million for the year ended December 31, 2016. The decrease in general and administrative expenses was primarily attributable to a decrease in headcount resulting from our realignment and reduction in workforce and continuing to optimize personnel costs, professional fees and other various general and administrative costs within the Company. Share-based compensation expense included in general and administrative expenses was $0.1 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively.

Restructuring costs

In the third quarter of 2013, we adopted a restructuring plan intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis (the "2013 Plan"). In connection with the 2013 Plan, we eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. Restructuring costs decreased $0.3 million, or 190% to a benefit of $0.2 million, due to an accrual reversal for the year ended December 31, 2017, from $0.2 million for the year ended December 31, 2016. For further information, refer to Note (14) Restructuring Costs, to our consolidated financial statements.

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ending December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees. These actions are anticipated to result in an annualized cost savings of approximately $10.0 million. In connection with the 2017 Plan, we incurred severance expense of $1.2 million. In making these changes, we prioritized customer support and development while consolidating operations and cutting direct sales resources allowing us to focus on the install base and develop alternate channels to the market.

Interest and Other Loss, Net

As of December 31, 2017, our cash and cash equivalents totaled $1.0 million, compared with $3.4 million as of December 31, 2016. Interest and other income (loss) increased $0.2 million to an income of $0.0 million for the year ended December 31, 2017, compared with a loss of $0.1 million for 2016. Interest and other income (loss) was comprised of losses on our embedded derivatives of $0.1 million, offset primarily by sublease income of $0.1 million for the year ended December 31, 2017, compared with losses on our embedded derivatives of $0.3 million, foreign currency losses of less than $0.1 million, partly offset by sublease income of $0.1 million for the year ended December 31, 2016.

Income Taxes

On December 22, 2017 the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  Among other things, the TCJA (1) reduces the US statutory corporate income tax rate from 35% to 21% effective January 1, 2018 (2) eliminates the corporate alternative minimum tax (3) requires companies to record/pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred (4) creates new taxes on certain foreign sourced earnings (5) changes rules related to uses and limitations of net operating loss carry forwards beginning after December 31, 2017.

In response to the TCJA, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of TCJA.  SAB 118 provides a measurement period that should not extend beyond one year from the TCJA enactment date for companies to complete the accounting of the TCJA under ASC 740.  To the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. At December 31, 2017 we have not completed our accounting for the tax effects of the enactment of the TCJA, however in certain cases, as described in Note (5) Income Taxes, to our consolidated financial statements, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax.”

For the year ended December 31, 2017, we recorded an income tax provision of $0.0 million, consisting of federal, state and local and foreign taxes. Our effective tax rate for the year ended December 31, 2017 was 0.76%.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

Our principal sources of liquidity are our cash, cash equivalents generated from operating, investing and financing activities. Our cash and cash equivalents balance as of December 31, 2017 totaled $1.0 million, compared with $3.4 million as of December 31, 2016. Such amount includes the $370,151 of net proceeds we received from the Bridge Loan.

Recent Developments

On February 23, 2018, we closed on our previously-announced commitment (the “Commitment”) from HCP-FVA, LLC (“HCP-FVA”) to purchase up to $3 million of Units (as defined below) from the Company to backstop a proposed private placement of Units to certain eligible stockholders of the Company (the “Financing”). HCP-FVA subscribed for the full $3 million of Units (at the Company’s election) in the Commitment by payment of $2.5 million in cash and the conversion of a $500,000 short-term loan provided by HCP-FVA to the Company in November 2017 (the “Bridge Loan”) into Units. HCP-FVA is an affiliate of Hale Capital Partners, LP (together with HCP-FVA, “Hale Capital”), the Company’s largest stockholder through its ownership of the Company’s Series A Redeemable Preferred Stock (the “Series A Preferred Stock”), and an affiliate of FalconStor director, Martin Hale.

In the Financing, the Company intends to offer to FalconStor stockholders as of November 17, 2017 who are accredited investors the opportunity to purchase up to a total of 40 million Units (inclusive of subscriptions by HCP-FVA). The Financing is expected to close on or before September 23, 2018, and documentation relating to the Financing will be provided to prospective investors subsequent to the Company's Annual Meeting of Shareholders. Each Unit is expected to consist of the following (each, a “Unit”):

i.
$0.10 in senior secured debt (for a total of $4 million of senior secured debt assuming full subscription of the Financing), secured by all of the assets of the Company and guaranteed by each of the Company’s domestic subsidiaries, having an interest rate of prime plus 0.75% and a maturity date of June 30, 2021 (the “Term Loan”);

ii.
warrants to purchase 12.233 shares of the Company’s common stock for a nominal exercise price (for a total of 489.32 million shares assuming full subscription of the Financing) (the “Financing Warrants”); and

iii.
0.0225 shares of Series A Preferred Stock at a per Unit price of $0.2643 (subject to increase to take into account accretion of the Series A Preferred Stock after June 30, 2018), all such shares to be acquired directly from their current holder, HCP-FVA.

The closing of the Commitment effectively constitutes HCP-FVA’s purchase of 30 million Units in the Financing. As a result, the maximum additional funds that the Company may receive in the Financing is $1 million through the purchase of 10 million Units by other eligible stockholders. If other eligible stockholders subscribe for more than 10 million Units, they will purchase those additional Units consisting of senior secured debt and Series A Preferred Stock directly from HCP-FVA (with the associated Financing Warrants to be issued by the Company directly to the eligible stockholders, and HCP-FVA’s Financing Warrants associated with those additional Units sold to the eligible stockholders to be cancelled in accordance with the terms of such Financing Warrants), subject to HCP-FVA maintaining at least 25% of the total Units to be issued in the Financing. HCP-FVA has agreed to subscribe for more than its pro rata portion of the Units available for purchase in the Financing (based on common stock ownership on an as-converted basis as of November 17, 2017), and if other eligible stockholders elect to subscribe for more than their pro rata share, the remaining Units shall be allocated among such stockholders (including HCP-FVA) in such manner as the Company, Hale Capital and the participating eligible stockholders shall agree.

On February 23, 2018, in connection with HCP-FVA’s subscription in the Financing, the Company entered into an Amended and Restated Term Loan Credit Agreement, dated as of the same date (the “Amended and Restated Loan Agreement”), with HCP-FVA and certain other loan parties named therein setting forth the terms of the Term Loan. The Amended and Restated Loan Agreement amends and restates that certain Loan Agreement, dated as of November 17, 2017, by and among the parties, pursuant to which HCP-FVA made the Bridge Loan.

Under the Amended and Restated Loan Agreement, in the event the Term Loan is prepaid for any reason, such prepayment will be subject to the payment of a premium in an amount equal to 5% of the principal amount prepaid. The Term Loan is required to be prepaid upon the occurrence of certain events, including but not limited to certain assets dispositions, the incurrence of additional indebtedness, the receipt of insurance proceeds, and a change of control, subject to certain exceptions.

The Amended and Restated Loan Agreement has customary representations, warranties and affirmative and negative covenants. The negative covenants include financial covenants by the Company to (i) maintain minimum cash denominated in U.S. dollars plus accounts receivable outstanding for less than 90 days of $2 million, and (ii) until the consummation of the Financing with eligible stockholders (other than HCP-FVA), not permit a variance of more than 10% of net cash flow from the amounts set forth in a rolling weekly detailed budget through the second fiscal quarter of 2018, agreed upon at the signing of the Amended and Restated Loan Agreement. The Amended and Restated Loan Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants, bankruptcy events and a change of control. In the case of an event of default, as administrative agent under the Loan Agreement, HCP-FVA may (and upon the written request of lenders holding in excess of 50% of the Term Loan, which must include HCP-FVA, is required to accelerate payment of all obligations under the Loan Agreement, and seek other available remedies.

As part of the Commitment, Hale Capital also agreed to postpone the date of the redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a redemption right.

In exchange for serving as the backstop for the Financing, upon the closing of the Commitment, HCP-FVA received warrants to purchase 41,577,382 shares of the Company’s common stock for a nominal exercise price (the “Backstop Warrants”), in addition to the 13,859,128 Backstop Warrants issued to HCP-FVA in connection with the making of the Bridge Loan. If eligible stockholders (other than HCP-FVA) subscribe for and purchase more than fifty percent (50%) of the Units in the Financing on the terms and conditions set forth in Section 10.13 of the Amended and Restated Loan Agreement and Schedule 10.13 thereto, then 66.66% of the number of shares of common stock issued to HCP-FVA in respect of the Backstop Warrants issued upon the closing of the Commitment (or, if the Backstop Warrants issued upon the closing of the Commitment have not then been exercised, issuable to HCP-FVA) upon exercise of such Backstop Warrants, as determined on a post-cashless exercise basis, shall be cancelled (and, if such Backstop Warrants have been exercised on a non-cashless exercise basis, the Company shall reimburse HCP-FVA for the cash exercise price paid in respect of the cancelled warrant shares). The Backstop Warrants are in addition to the Financing Warrants issuable in the Financing. In consideration for HCP-FVA’s subscription of $3 million of Units, HCP-FVA was issued Financing Warrants to purchase 366,990,000 shares of the Company’s common stock for a nominal exercise price. The Financing Warrants are not exercisable until receipt of Stockholder Approval.

We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through April 2, 2019.

Cash Flow Analysis

Cash flow information is as follows:

	Years Ended December 31,
	2017	2016
Cash (used in) provided by:
Operating activities	$(2,574,420)	$(9,423,496)
Investing activities	(183,718)	7,133,126
Financing activities	325,945	—
Effect of exchange rate changes	52,137	(331,484)
Net decrease in cash and cash equivalents	$(2,380,056)	$(2,621,854)

Net cash used in operating activities totaled $2.6 million and $9.4 million for the years ended December 31, 2017 and 2016, respectively. The changes in net cash used in operating activities for each of the years ended December 31, 2017 and 2016, was primarily due to our net income (loss) and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used by investing activities totaled $0.2 million for the year ended December 31, 2017 and net cash provided by investing activities totaled $7.1 million for the year ended December 31, 2016. Included in investing activities for the year ended December 31, 2017 are purchases of property and equipment, intangible assets and cash received from security deposits. Included in investing activities in the prior year period are the sales and purchases of our marketable securities, purchases of property and equipment, cash received from security deposits and purchases of intangible assets. Net sales of our marketable securities for the prior year per period were $7.4 million. Purchases of property and equipment for the years ended December 31, 2017 and 2016, totaled $0.1 million and $0.3 million, respectively.

Net cash provided by financing activities totaled $0.3 million for the year ended December 31, 2017 which included proceeds from the Bridge Loan less cash paid for Bridge Loan issuance costs and tax withholdings for employee share-based payment awards. There was no cash provided by or used in financing activities for the prior year period.

Total cash and cash equivalents decreased $2.4 million at December 31, 2017 compared with December 31, 2016 mainly attributable to cash used in operating activities of $2.6 million during the year ended December 31, 2017.

Contractual Obligations

As of December 31, 2017, our significant commitments related to (i) the Bridge Loan, (ii) our office leases, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A redeemable convertible preferred stock as discussed above.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2017 (at such date, the holder of the Series A Preferred Stock had not exercised their redemption rights):

	Operating Leases	Short-Term Debt (c)	Interest Payments (a) (c)	Long-Term Income Tax Payable
2018	$2,035,850	$500,000	$13,256	$—
2019	1,614,843	—	—	—
2020	1,444,247	—	—	—
2021	491,020	—	—	—
Thereafter	—	—	—	—
Other (b)	—	—	—	85,559
	$5,585,960	$500,000	$13,256	$85,559

(a) The cash obligations for interest requirements reflect floating rate debt obligations on the balance of our short-term debt at December 31, 2017 using interest rate in effect at such time.

(b) Represents our liability for uncertain tax positions. We are unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

(c) As described herein, subsequent to December 31, 2017, the Company entered into the Amended Restated Loan Agreement and Hale Capital has agreed to postpone the date of the optional redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we had no off-balance sheet arrangements.

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

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. We recorded an expense of $0.1 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively. These amounts are included within our consolidated statement of operations in each respective year. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenue and our general and administrative expenses.

Income Taxes. As discussed further in Note (5) Income Taxes, to our consolidated financial statements, in accordance with the authoritative guidance issued by the FASB on income taxes, we regularly evaluate our ability to recover deferred tax assets, and report such deferred tax assets at the amount that is determined to be more-likely-than-not recoverable. The Company records income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In determining the period in which related tax benefits are realized for financial reporting purposes, excess share-based compensation deductions included in net operating losses are realized after regular net operating losses are exhausted.

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

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. We have used the Monte Carlo simulation model to compute the estimated fair value of share-based compensation expense for awards with a market condition. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The Monte Carlo simulation model includes assumptions regarding expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2017 and 2016 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

As of both December 31, 2017 and 2016, we had $4.2 million of goodwill. As of both December 31, 2017 and 2016, we had $0.1 million and $0.2 million (net of accumulated amortization), respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually on December 31st and more often if a trigger event occurs. The Company has early adopted the provisions of ASU 2017-4, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the second step of the goodwill impairment test. As a result, the Company's goodwill impairment test as of December 31, 2017 included only one step, which is a comparison of the carrying value of its one reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired. This new accounting pronouncement also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company has determined there to be no impairment for any of the periods presented. Based on the Company’s analysis performed in the prior period, the fair value of its reporting unit substantially exceeded the carrying value of its goodwill balances as of December 31, 2016. As part of the goodwill impairment test performed at December 31, 2016, the Company determined it was more likely than not that a goodwill impairment existed and the Company proceeded to step two of the goodwill impairment test. The Company engaged a third-party valuation firm to determine the fair value of all long-lived assets other than goodwill and determine the residual goodwill value of the reporting unit. This goodwill impairment test indicated that the fair value of goodwill value exceeded its carrying value by $15.8 million. The Company used multiple valuation techniques, the income and market approaches, and weighted the results to calculate the fair value of its goodwill as of December 31, 2016. At December 31, 2017, the Company's single reporting unit for purposes of its goodwill impairment test had a negative carrying value and thus the Company determined there was no impairment of goodwill.

Software Development Costs. As discussed further in Note (1) Summary of Significant Accounting Policies, to our consolidated financial statements, we account for software development costs in accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased or marketed.

As of December 31, 2017 and 2016, we had $0.3 million and $0.5 million, respectively, of software development costs, net of amortization. The authoritative guidance requires that the costs associated with the development of new software products and enhancements to existing software products be expensed as incurred until technological feasibility of the product has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenue from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenue related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenue could impact the recovery of our capitalized software development costs.

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

Litigation. As discussed further in Note (13) Litigation, to our consolidated financial statements, in accordance with the authoritative guidance issued by the FASB on contingencies, we accrue anticipated costs of settlement, damages and losses for claims to the extent specific losses are probable and estimable. We record a receivable for insurance recoveries when such amounts are probable and collectable. In such cases, there may be an exposure to loss in excess of any amounts accrued. If, at the time of evaluation, the loss contingency related to a litigation is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable and, we will expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we will accrue the minimum amount of the range.

Impact of Recently Issued Accounting Pronouncements

See Item 8 of Part II, Consolidated Financial Statements – Note (1) Summary of Significant Accounting Policies –  Recently Issued Accounting Pronouncements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the years ended December 31, 2017 and 2016, approximately 70%, and 71%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and the Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at December 31, 2017, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.6 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
FalconStor Software, Inc.
Austin, Texas

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of FalconStor Software, Inc. and subsidiaries as of December 31, 2017 and 2016 and the related statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for each of the two years then ended. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits include performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures within the consolidated financial statements. Our audits also include evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditors since 2015.

/s/  BDO USA, LLP

Melville, New York
April 2, 2018

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,011,472	$3,391,528
Accounts receivable, net of allowances of $354,542 and $260,676, respectively	4,168,015	5,003,972
Prepaid expenses and other current assets	1,244,494	1,245,085
Inventory	—	6,181
Total current assets	6,423,981	9,646,766

Property and equipment, net of accumulated depreciation of $17,926,959 and $18,580,547, respectively	636,112	1,174,942
Deferred tax assets, net	590,977	577,735
Software development costs, net	279,414	547,558
Other assets	992,760	973,949
Goodwill	4,150,339	4,150,339
Other intangible assets, net	141,631	209,456
Total assets	$13,215,214	$17,280,745
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,092,864	$419,877
Accrued expenses	4,376,235	4,471,010
Short-term loan, net of debt issuance costs and discounts	370,151	—
Deferred revenue, net	11,760,327	15,236,123
Total current liabilities	17,599,577	20,127,010
Other long-term liabilities	1,154,512	1,170,844
Deferred tax liabilities, net	85,559	254,776
Deferred revenue, net	6,600,363	8,430,692
Total liabilities	25,440,011	29,983,322
Commitments and contingencies (Note 12)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $9,000,000	9,000,000	9,000,000
Stockholders' equity:
Common stock - $.001 par value, 100,000,000 shares authorized, 60,091,560 and 59,482,989 shares issued, respectively and 44,563,490 and 43,954,919 shares outstanding, respectively	60,090	59,483
Additional paid-in capital	168,637,157	169,091,255
Accumulated deficit	(130,930,284)	(131,982,685)
Common stock held in treasury, at cost (15,528,070 and 15,528,070 shares, respectively)	(57,032,917)	(57,032,917)
Accumulated other comprehensive loss, net	(1,958,843)	(1,837,713)
Total stockholders' deficit	(21,224,797)	(21,702,577)
Total liabilities and stockholders' deficit	$13,215,214	$17,280,745

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016
Revenue:
Product revenue	$8,972,112	$10,116,897
Support and services revenue	16,188,451	20,146,449
Total revenue	25,160,563	30,263,346
Cost of revenue:
Product	785,535	932,446
Support and service	4,755,464	7,351,857
Total cost of revenue	5,540,999	8,284,303
Gross profit	$19,619,564	$21,979,043
Operating expenses:
Research and development costs	6,517,050	11,702,956
Selling and marketing	6,120,655	13,918,493
General and administrative	6,119,513	6,470,579
Restructuring costs (benefit)	(159,597)	177,389
Total operating expenses	18,597,621	32,269,417
Operating income (loss)	1,021,943	(10,290,374)
Interest and other income (loss), net	38,064	(121,213)
Income (loss) before income taxes	1,060,007	(10,411,587)
Provision for income taxes	7,606	587,207
Net income (loss)	$1,052,401	$(10,998,794)
Less: Accrual of Series A redeemable convertible preferred stock dividends	873,043	777,890
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	1,181,446
Net income (loss) attributable to common stockholders	$179,358	$(12,958,130)
Basic net income (loss) per share attributable to common stockholders	$—	$(0.30)
Diluted net income (loss) per share attributable to common stockholders	$—	$(0.30)
Weighted average basic shares outstanding	44,413,061	43,091,878
Weighted average diluted shares outstanding	46,999,327	43,091,878

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2017	2016
Net income (loss)	$1,052,401	$(10,998,794)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation	(114,552)	(139,394)
Net unrealized gain (loss) on marketable securities	—	3,406
Net minimum pension liability	(6,578)	1,489
Total other comprehensive loss, net of applicable taxes:	(121,130)	(134,499)
Total comprehensive income (loss)	$931,271	$(11,133,293)
Less: Accrual of Series A redeemable convertible preferred stock dividends	873,043	777,890
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	1,181,446
Total comprehensive income (loss) attributable to common stockholders	$58,228	$(13,092,629)

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at December 31, 2015	$57,195	$167,953,871	$(120,983,891)	$(57,032,917)	$(1,703,214)	$(11,708,956)
Net loss	—	—	(10,998,794)	—	—	(10,998,794)
Exercise of stock awards	565	(565)	—	—	—	—
Shares issued for Series A redeemable convertible preferred stock dividend payment	624	770,166	—	—	—	770,790
Share-based compensation to non-employees	1,099	1,575,783	—	—	—	1,576,882
Share-based compensation to employees	—	751,336	—	—	—	751,336
Accretion of Series A redeemable convertible preferred stock	—	(1,181,446)	—	—	—	(1,181,446)
Dividends on Series A redeemable convertible preferred stock	—	(777,890)	—	—	—	(777,890)
Foreign currency translation	—	—	—	—	(139,394)	(139,394)
Net unrealized loss on marketable securities	—	—	—	—	3,406	3,406
Net minimum pension liability	—	—	—	—	1,489	1,489
Balance at December 31, 2016	$59,483	$169,091,255	$(131,982,685)	$(57,032,917)	$(1,837,713)	$(21,702,577)
Net income	—	—	1,052,401	—	—	1,052,401
Restricted stock issued	607	(26,318)				(25,711)
Warrants issued		22,310				22,310
Share-based compensation to non-employees		141,159				141,159
Share-based compensation to employees		281,794				281,794
Dividends on Series A redeemable convertible preferred stock		(873,043)				(873,043)
Foreign currency translation					(114,552)	(114,552)
Net minimum pension liability					(6,578)	(6,578)
Balance at December 31, 2017	$60,090	$168,637,157	$(130,930,284)	$(57,032,917)	$(1,958,843)	$(21,224,797)

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$1,052,401	$(10,998,794)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,029,481	1,325,706
Share-based payment compensation	281,794	751,336
Non-cash professional services expenses	141,159	1,576,882
Loss on disposal of fixed assets	64,307	—
Provision for returns and doubtful accounts	93,816	69,391
Deferred income tax provision	(147,791)	(120,555)
Changes in operating assets and liabilities:
Accounts receivable	1,014,594	1,381,566
Prepaid expenses and other current assets	44,488	416,372
Inventory	6,181	64,353
Other assets	(787,527)	761,053
Accounts payable	728,260	(597,173)
Accrued expenses and other long-term liabilities	(694,418)	(1,993,076)
Deferred revenue	(5,401,165)	(2,060,557)
Net cash used in operating activities	(2,574,420)	(9,423,496)
Cash flows from investing activities:
Sales of marketable securities	—	7,566,000
Purchases of marketable securities	—	(150,000)
Purchases of property and equipment	(94,805)	(294,061)
Security deposits	2,052	127,100
Purchase of intangible assets	(90,965)	(115,913)
Net cash provided by (used in) investing activities	(183,718)	7,133,126
Cash flows from financing activities:
Payments for tax withholding for share-based compensation	(25,711)	—
Proceeds from issuance of short-term debt, net of issuance costs	351,656	—
Net cash provided by financing activities	325,945	—
Effect of exchange rate changes on cash and cash equivalents	52,137	(331,484)
Net decrease in cash and cash equivalents	(2,380,056)	(2,621,854)
Cash and cash equivalents, beginning of year	3,391,528	6,013,382
Cash and cash equivalents, end of year	$1,011,472	$3,391,528
Supplemental Disclosures:
Cash paid for income taxes, net	$209,267	$518,955
Non-cash financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$873,043	$195,904
Shares issued for Series A redeemable convertible preferred stock dividend payment	$—	$770,790
Detachable stock warrants issued with short-term debt	$(22,310)	$—
The Company did not pay any interest for the two years ended December 31, 2017.

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2017

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

(b)	Liquidity
As of December 31, 2017, we had a working capital deficiency of $11.2 million, which is inclusive of current deferred revenue of $11.8 million, and a stockholders' deficit of $21.2 million. During the year ended December 31, 2017, while we had net income of $1.1 million, we had negative cash flow from operations of $2.6 million. Our cash and cash equivalents at December 31, 2017 was $1.0 million, a decrease of $2.4 million as compared to December 31, 2016.
In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment in workforce.  The 2017 Plan was substantially completed by the end of the Company’s fiscal year ending December 31, 2017, and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced the Company’s workforce to approximately 81 employees.
On November 17, 2017, HCP-FVA, LLC (the “Lender”) provided a commitment letter to the Company agreeing to finance up to $3 million to the Company (the “Commitment”) on the terms, and subject to the conditions, set forth in that certain commitment letter (see Note (7) Short-Term Loan and Commitment).  As part of that Commitment, on November 17, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Lender and certain other loan parties named therein, pursuant to which the Lender made a short term loan to the Company in the principal amount of $500,000 (the “Short Term Loan”).
On February 23, 2018, the Company closed on the Commitment (see Note (19) Subsequent Events) and the Lender subscribed for the full $3 million of Units in the Commitment by payment of $2.5 million in cash and the conversion of the $500,000 Short Term Loan.  The $3 million term loan has an interest rate of prime plus 0.75% and a maturity date of June 30, 2021.  As part of the Commitment, Hale Captial also agreed to postpone the date of the optional redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had triggered a redemption right.
We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through April 2, 2019.

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

As of December 31, 2017 and 2016, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated carrying value due to the short maturity of these instruments. See Note (3) Fair Value Measurements for additional information.

(f)	Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible preferred stock are reviewed to determine whether or not they contain embedded derivative instruments that are required under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815 “Derivatives and Hedging” (“ASC 815”) to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivatives are required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. See Note (12) Derivative Financial Instruments for additional information.

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

The Company’s annual impairment assessment is performed at December 31st of each year, and the Company has determined there to be no impairment for any of the periods presented. Based on the Company’s analysis performed in the prior period, the fair value of its reporting unit substantially exceeded the carrying value of its goodwill balances as of December 31, 2016. As part of the goodwill impairment test performed at December 31, 2016, the Company determined it was more likely than not that a goodwill impairment existed and the Company proceeded to step two of the goodwill impairment test. The Company engaged a third-party valuation firm to determine the fair value of all long-lived assets other than goodwill and determine the residual goodwill value of the reporting unit. This goodwill impairment test indicated that the fair value of goodwill value exceeded its carrying value by $15.8 million. The Company has early adopted the provisions of ASU 2017-4, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” for its fiscal year ended December 31, 2017. The new accounting pronouncement eliminates the second step of the goodwill impairment test. As a result, the Company's goodwill impairment test as of December 31, 2017 included only one step, which is a comparison of the carrying value of its one reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired. This new accounting pronouncement also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company's single reporting unit for purposes of its goodwill impairment test had a negative carrying value and thus the Company determined there was no impairment of goodwill.

Identifiable intangible assets include (i) assets acquired through business combinations, which include customer contracts and intellectual property, and (ii) patents amortized over three years using the straight-line method.

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,816,402	$3,725,437
Accumulated amortization	(3,674,771)	(3,515,981)
Net carrying amount	$141,631	$209,456

For the years ended December 31, 2017 and 2016, amortization expense was $158,789 and $162,594, respectively. As of December 31, 2017, amortization expense for existing identifiable intangible assets is expected to be $93,272, $42,559 and $5,800 for the years ended December 31, 2018, 2019 and 2020, respectively.  Such assets will be fully amortized at December 31, 2020.

(j)	Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products. The gross carrying amount and accumulated amortization of software development costs as of December 31, 2017 and 2016 are as follows:

	December 31, 2017	December 31, 2016
Software development costs:
Gross carrying amount	$2,917,215	$2,917,215
Accumulated amortization	(2,637,801)	(2,369,657)
Software development costs, net	$279,414	$547,558

During the years ended December 31, 2017 and 2016, the Company recorded $268,144 and $449,258, respectively, of amortization expense related to capitalized software costs. As of December 31, 2017, amortization expense for software development costs is expected to be $223,097, $55,174, $1,145, and $0 for the years ended December 31, 2018, 2019, 2020 and 2021, respectively.  Such assets will be fully amortized at December 31, 2021.

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

The Company accounts for uncertain tax positions in accordance with the authoritative guidance issued by the FASB on income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return, should be recorded in the financial statements. Pursuant to the authoritative guidance, the Company may recognize the tax benefit from an uncertain tax position only if it meets the “more likely than not” threshold that the position will be sustained on examination by the taxing authority, based on the technical merits of the position or expiration of statutes. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. In addition, the authoritative guidance addresses de-recognition, classification, interest and penalties on income taxes, accounting in interim periods, and also requires increased disclosures. The Company includes interest and penalties related to its uncertain tax positions as part of income tax expense within its consolidated statement of operations. See Note (5) Income Taxes for additional information.

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

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Gains and losses from the translation of foreign assets and liabilities from the functional currency of the Company’s subsidiaries into the U.S. dollar are classified as accumulated other comprehensive loss in stockholders’ deficit. Gains and losses from foreign currency transactions are included in the consolidated statements of operations within interest and other loss, net. During the years ended December 31, 2017 and 2016, foreign currency transactional gains totaled approximately $72,167 and $33,191, respectively.

(o)	Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and Series A redeemable convertible preferred stock outstanding.

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Stock options, warrants and restricted stock	16,434,296	5,628,290
Series A redeemable convertible preferred stock	—	8,781,516
Total anti-dilutive common stock equivalents	16,434,296	14,409,806

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Year Ended December 31,
	2017	2016
Numerator:
Net income (loss)	$1,052,401	$(10,998,794)
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	873,043	777,890
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	1,181,446
Net income (loss) attributable to common stockholders	$179,358	$(12,958,130)

Denominator:
Weighted average basic shares outstanding	44,413,061	43,091,878
Effect of dilutive securities:
Stock options, warrants and restricted stock	2,586,266	—
Series A redeemable convertible preferred stock	—	—
Weighted average diluted shares outstanding	46,999,327	43,091,878

EPS:
Basic net income (loss) per share attributable to common stockholders	$—	$(0.30)
Diluted net income (loss) per share attributable to common stockholders	$—	$(0.30)

(p)	Investments

As of December 31, 2017 and 2016, the Company did not have any cost-method investments.

(q)	Treasury Stock

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

In January 2017, the FASB issued new guidance on accounting for goodwill to simplify the goodwill impairment test by eliminating Step 2 of the goodwill impairment test. This new guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The new standard is effective for the annual period beginning after December 15, 2019, including interim reporting periods within that period, which for the Company is the annual period ending December 31, 2020. Early adoption is permitted. The Company elected to adopt this guidance as of January 1, 2017, prospectively for impairment tests performed subsequent to January 1, 2017. The Company's single reporting unit for purposes of its goodwill impairment test had a negative carrying value and thus the Company determined there was no impairment of goodwill. During 2017, the Company's single reporting unit had a negative carrying value at the end of each reporting period and as a result there was no impairment of goodwill prior to the annual goodwill impairment test. The adoption of this guidance did not have an impact on the Company's financial statements and related disclosures.

(t)  Recently Issued Accounting Pronouncements

In February 2018, the FASB issued new guidance on reporting comprehensive income and the reclassification of certain tax effects from accumulated other comprehensive income , which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” that are stranded in accumulated other comprehensive income. This ASU also requires certain disclosures about stranded tax effects; however, it does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. This ASU is effective on January 1, 2019, with early adoption permitted. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company is in the process of evaluating the impact of this guidance on its consolidated financial statements.

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

In May 2014, the FASB issued new guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance will replace most existing revenue recognition guidance in GAAP in the United States when it becomes effective. The new standard is effective for the annual period beginning after December 15, 2017, including interim reporting periods within that period, which for the Company will be the annual period ending December 31, 2018. The standard permits the use of either the retrospective or a modified retrospective approach. The Company expects that it will adopt the new standard using the modified retrospective approach. The Company continues to evaluate the impacts of the new standard, as well as the changes that are required to systems and processes to meet the new standard’s reporting and disclosure requirements. The Company has historically deferred revenue for certain deliverables in its multiple-element arrangements due to a lack of vendor-specific objective evidence (“VSOE”) for purposes of the allocation of the transaction consideration. Under the new standard, the Company will recognize revenue for these arrangements earlier than under the existing guidance due to the elimination of the VSOE requirement. Additionally, under the new standard, the Company will capitalize and amortize certain direct costs of obtaining a contract, such as commissions and related payroll taxes, over the expected customer life rather than expensing them as incurred. The Company anticipates the adoption of the standard will result in an increase to the opening balance of accumulated deficit in the range of $8.2 million to $9.2 million, primarily related to the cumulative effect of a decrease in deferred revenue in the range of $4.9 million to $5.9 million and an increase in contract assets in the range of $2.7 million to $3.7 million from the upfront recognition of term licenses and the general requirement to allocate the transaction price on a relative stand-alone selling price and the cumulative effect of a decrease of $0.0 to $0.4 million in commission expense. Implications to tax related accounts are not included in these estimated amounts.

Our assessment of each of the foregoing is ongoing and subject to finalization, such that the actual impact of the adoption may differ materially from the estimated ranges described above.

(2)  Property and Equipment

Property and equipment consist of the following:

	December 31, 2017	December 31, 2016
Computer hardware and software	$16,304,037	$16,913,397
Furniture and equipment	571,004	911,391
Leasehold improvements	1,688,030	1,930,701
Property and Equipment, Gross	18,563,071	19,755,489
Less accumulated depreciation	(17,926,959)	(18,580,547)
Property and Equipment, Net	$636,112	$1,174,942

 During the year ended December 31, 2017, the Company wrote off approximately $1,392,453 of fixed assets and $1,301,408 related accumulated depreciation related to assets that were no longer in use. During the year ended December 31, 2016, the Company wrote off approximately $113,000 of fixed assets and approximately $110,000 of related accumulated depreciation related to assets that were no longer in use.

Depreciation expense was $602,548 and $713,854 in 2017 and 2016, respectively.

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

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At December 31, 2017 and 2016, the Level 1 category included money market funds and commercial paper, which are included within “cash and cash equivalents” in the consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Company had no Level 2 securities at December 31, 2017 and 2016.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At December 31, 2017 and 2016, the Level 3 category included derivatives, which are included in "other long-term liabilities" in the consolidated balance sheets with the change in fair value from the period included in "interest and other loss, net" in the consolidated statement of operations. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of December 31, 2017 or 2016.

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

The fair value of the Company’s short-term loan was based upon current rates offered for similar financial instruments to the Company.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$—	$—	$—	$—
Total cash equivalents	—	—	—	—
Derivative liabilities:
Derivative Instruments	445,838	—	—	445,838
Total derivative liabilities	445,838	—	—	445,838

Total assets and liabilities measured at fair value	$445,838	$—	$—	$445,838

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2016:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$1,133,280	$1,133,280	$—	$—
Total cash equivalents	1,133,280	1,133,280	—	—
Derivative liabilities:
Derivative Instruments	336,862	—	—	336,862
Total derivative liabilities	336,862	—	—	336,862

Total assets and liabilities measured at fair value	$1,470,142	$1,133,280	$—	$336,862

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

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of each of the years ended December 31, 2017 and 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2017	December 31, 2016
Beginning Balance	$336,862	$82,024
Total loss recognized in earnings	108,976	254,838
Ending Balance	$445,838	$336,862

(4)  Accrued Expenses

Accrued expenses are comprised of the following:

	December 31, 2017	December 31, 2016
Accrued compensation	$522,057	$1,058,671
Accrued consulting and professional fees	1,207,061	1,270,568
Accrued marketing and promotion	—	10,307
Other accrued expenses	259,579	259,567
Accrued income taxes	306,419	129,784
Accrued other taxes	378,374	699,872
Accrued hardware purchases	31,499	—
Accrued restructuring costs	602,299	846,337
Accrued Series A redeemable convertible preferred stock dividends	1,068,947	195,904
	$4,376,235	$4,471,010

(5)  Income Taxes

Information pertaining to the Company’s loss before income taxes and the applicable provision for income taxes is as follows:

	December 31,
	2017	2016
Income (loss) before income taxes:
Domestic income (loss)	$590,660	$(10,998,240)
Foreign income	469,347	586,653
Total income (loss) before income taxes:	1,060,007	(10,411,587)
Provision (benefit) for income taxes:
Current:
Federal	$2,640	$(17,626)
State and local	(85,972)	1,886
Foreign	238,729	723,502
	155,397	707,762
Deferred:
Federal	$(530,478)	$154,641
State and local	(8,215)	1,766
Foreign	390,902	(276,962)
	(147,791)	(120,555)
Total provision for income taxes:	$7,606	$587,207

During 2017, the Company recorded a tax provision of $7,606 related to federal, state and local and foreign income taxes including a tax benefit related to our Minimum Tax Credit carryforwards which are now realizable on a more-likely-than-not basis as such amounts will be refundable under the Tax Cuts and Jobs Act ("TCJA"), partially offset with the accrual of foreign withholding taxes as the Company is no longer permanently reinvesting its foreign earnings. During 2016, the Company recorded a tax provision of $587,207 related to state and local and foreign income taxes and is inclusive of a tax provision of $122,004 as a result of the Company's change in estimate with respect to the realizability of a certain portion of its Minimum Tax Credits.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred Tax Assets:
Allowance for receivables	$76,266	$100,414
Deferred revenue	1,970,216	3,648,029
Share-based compensation	517,841	2,254,428
Accrued expenses and other liabilities	404,316	418,483
Domestic net operating loss carryforwards	19,572,148	30,714,934
Foreign net operating loss carryforwards	17,997	9,761
Tax credit carryforwards	3,106,022	574,997
AMT tax credit carryforwards	464,571	460,607
Capital loss carryforwards	57,768	78,296
Fixed assets	218,412	489,105
Intangibles	625,126	1,435,994
Sub-total	27,030,683	40,185,048
Valuation allowance	(25,602,357)	(38,800,877)
Total Deferred Tax Assets	1,428,326	1,384,171
Deferred Tax Liabilities:
Deferred state income tax	(450,797)	(923,553)
Foreign withholding taxes	(472,112)	(137,659)
Total Deferred Tax Liabilities	(922,909)	(1,061,212)
Net Deferred Tax Assets	$505,417	$322,959

As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on these factors the Company determined that its U.S. deferred tax assets with the exception of its Minimum Tax Credit are not realizable on a more-likely-than-not basis and has recorded a full valuation allowance against such net deferred tax assets. The Company’s valuation allowance decreased by $13.2 million primarily related to the remeasurement of our deferred tax assets and liabilities using the new federal statutory rate of 21%.

As of December 31, 2017, the Company had federal net operating loss carry forwards of approximately $83.5 million which are set to expire beginning in 2030 through 2036, if not utilized.  As of December 31, 2017, the Company had approximately $3.1 million of research and development tax credit carry forwards which expire at various dates beginning in 2023 through 2028, if not utilized.

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	December 31,
	2017	2016
Tax at Federal statutory rate	$371,003	$(3,644,056)
Increase (reduction) in income taxes resulting from:
State and local taxes	355,888	2,172
Non-deductible expenses	(50,579)	(28,812)
Stock compensation	1,273,956	—
Net effect of foreign operations	(14,022)	232,858
Uncertain tax positions	(41,482)	12,440
Impact of U.S tax reform	14,295,386	—
Change in valuation allowance	(15,072,298)	4,011,710
Foreign withholding taxes	468,376	—
Decrease in unrecognized tax benefits	(1,427,906)	—
Other	(150,716)	895
	$7,606	$587,207

On December 22, 2017 the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  Among other things, the TCJA (1) reduces the US statutory corporate income tax rate from 35% to 21% effective January 1, 2018 (2) eliminates the corporate alternative minimum tax (3) requires companies to record/pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred (4) creates new taxes on certain foreign sourced earnings (5) changes rules related to uses and limitations of net operating loss carry forwards beginning after December 31, 2017.

The TCJA reduces the corporate tax rate to 21% effective January 1, 2018.  The Company remeasured its U.S. deferred tax assets and liabilities based on the lower federal rate and recorded a provisional income tax expense of $13.5 million, offset by change in its valuation allowance of $13.6 million. The TCJA also enacted a one-time transition tax, which is based on the Company’s total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. The Company recorded a provisional amount for the one-time transition tax liability for all of its foreign subsidiaries resulting in an income tax expense of $0.7 million, offset by valuation allowance. The Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries as certain information is not readily available.

Due to the change in U.S. federal tax law, the Company does not intend to indefinitely reinvest any of its unremitted foreign earnings as of December 31, 2017. As such, the Company has provided for additional foreign withholding taxes on approximately $3.3 million of undistributed earnings of its subsidiaries operating outside of the United States for which withholding tax applies. The Company has recorded a provisional estimate of $0.3 million of withholding tax, which has been recorded as a deferred tax liability.

The Company has not yet made a policy election with respect to its treatment of potential global intangible low-taxed income (“GILTI”). Companies can either account for taxes on GILTI as incurred or recognize deferred taxes when basis differences exist that are expected to affect the amount of the GILTI inclusion upon reversal. The Company is still in the process of analyzing the provisions of the TCJA associated with GILTI and the expected impact of GILTI on the Company in the future.

While the Company is able to make a reasonable estimate of the impact on the items indicated above, the provisional amounts may change due to a variety of factors, including, among other things, (i) anticipated guidance from the U.S. Department of Treasury about implementing the TCJA (ii) potential additional guidance from the Securities and Exchange Commission or the Financial Accounting Standards Board related to the TCHA and (iii) Management’s further assessment of the TCJA and related regulatory guidance. The Company is not complete in its assessment of the impact of the TCJA on its business and financial statements.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2017	2016
Balance at January 1,	$217,461	$217,289
Increases to tax positions taken in prior years	10,104	4,510
Decreases to tax positions taken in prior years	—	—
Increase for tax positions taken during the current year	—	—
Expiration of statutes of limitation	(53,169)	(3,323)
Translation	5,806	(1,015)
Balance at December 31,	$180,202	$217,461

At December 31, 2017, $262,711 including interest, if recognized, would reduce the Company’s annual effective tax rate. As of December 31, 2017, the Company had approximately $82,508 of accrued interest. The Company believes it is reasonably possible that $71,887 of its unrecognized tax benefits will reverse within the next 12 months. The Company records any interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2014 through 2017 tax years generally remain subject to examination by federal and most state tax authorities. In addition to the U.S., the Company’s major taxing jurisdictions include China, Taiwan, Japan, France and Germany.

(6) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of applicable tax, for December 31, 2017 are as follows:

	Foreign Currency Translation		Net Unrealized Losses on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2016	$(1,866,388)		$—	$28,675	$(1,837,713)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(114,552)	—	—	(16,392)	(130,944)
Amounts reclassified from accumulated other comprehensive income (loss)	—		—	9,814	9,814
Total other comprehensive income (loss)	(114,552)		—	(6,578)	(121,130)
Accumulated other comprehensive income (loss) at December 31, 2017	$(1,980,940)		$—	$22,097	$(1,958,843)

The changes in Accumulated Other Comprehensive Loss, net of applicable tax, for December 31, 2016 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2015	$(1,726,994)	$(3,406)	$27,186	$(1,703,214)
Other comprehensive income (loss)
Other comprehensive loss before reclassifications	(139,394)	—	(3,447)	(142,841)
Amounts reclassified from accumulated other comprehensive income (loss)	—	3,406	4,936	8,342
Total other comprehensive income (loss)	(139,394)	3,406	1,489	(134,499)
Accumulated other comprehensive income (loss) at December 31, 2016	$(1,866,388)	$—	$28,675	$(1,837,713)

For the year ended December 31, 2017 and 2016, the amounts reclassified to net income (loss) related to the Company’s defined benefit plan and maturities of marketable securities. These amounts are included within “Operating income (loss)" within the consolidated statement of operations.

(7) Short-Term Loan and Commitment

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

The relative fair value of the warrants were recorded as a debt discount, decreasing the short-term loan payable and increasing additional paid-in capital on the accompanying consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the note using the effective interest method.

As described under Note (19) Subsequent Events, on February 23, 2018, the Company closed on the Commitment and the Short-Term Loan was converted into Units of the Financing which included Financing Warrants to purchase 61,165,000 shares of common stock.

(8) Series A Redeemable Convertible Preferred Stock

On September 16, 2013, the Company issued to Hale Capital Partners, LP (“Hale”) 900,000 shares of the Company’s Series A redeemable convertible preferred stock, par value $0.001 per share, at a price of $10 per share, for an aggregate purchase consideration of $9.0 million, which was subsequently transferred to HCP-FVA LLC. Each share of Series A redeemable convertible preferred stock is convertible into common stock equivalents, at the option of the holder and upon certain conversion events described below, at a conversion rate of $1.02488 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events). The Company received net proceeds of approximately $8.7 million from the issuance of the redeemable convertible preferred stock in 2013, net of transaction costs.

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

The holder of the Series A redeemable convertible preferred stock has veto power over certain future financings, and certain rights to participate in any subsequent financing, whether through debt or equity (subject to certain exclusions). In addition, the Company's agreement with the holders of the Series A redeemable convertible preferred stock provide that if, at the time of certain future debt or equity financings, the proceeds of which exceed $5.0 million, the holder of the Series A redeemable convertible preferred stock still have outstanding Series A redeemable convertible preferred stock, then the Company must offer to repurchase their Series A redeemable convertible preferred stock. The holder of the Series A redeemable convertible preferred stock has the right to accept the offer or to retain their Series A redeemable convertible preferred stock. If the Company does a financing, and the holder of the Series A redeemable convertible preferred stock elect to have their Series A redeemable convertible preferred stock repurchased, then the capital raised in excess of $5.0 million will go to repurchase the holders’ Series A redeemable convertible preferred stock, instead of being able to be used for our business.

The Company cannot consummate a fundamental sale transaction in which the consideration is stock or a combination of cash and stock without the consent of the holder of the Series A redeemable convertible preferred stock.

In addition to the veto rights set forth in the preceding paragraph, upon consummation of a fundamental sale transaction in which the consideration is cash and is not approved by the holder of the Series A redeemable convertible preferred stock, the Series A redeemable convertible preferred stock shall be redeemed at a per share redemption price equal to the greater of (i) 250% of the stated value of the Series A redeemable convertible preferred stock (which is currently equal to $22.5 million or $2.56 per share of common stock held by the holder of the Series A redeemable convertible preferred stock on an as converted basis as of December 31, 2017) and (ii) the price such holder would receive in the transaction on an as converted basis.  In addition in the event of the liquidation of the Company or a Fundamental Transaction of the Company (which includes a merger or sale of the Company), the holders of the Series A redeemable convertible preferred stock shall be entitled to receive from the proceeds of the transaction, prior to the holders of the Common Stock, an amount equal to 100% of the stated value plus accrued and unpaid dividends. The stated value and accrued and unpaid dividends of the Series A redeemable convertible preferred stock at December 31, 2017 is $10.1 million.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholder may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after August 5, 2017, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If the Company does not have the funds necessary to redeem the Series A redeemable convertible preferred stock, the dividends accruing on any outstanding Series A redeemable convertible preferred stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A redeemable convertible preferred stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, the Company's failure to redeem the Series A redeemable convertible preferred stock would be considered a “Breach Event” under the agreements with the holders of the Series A redeemable convertible preferred stock. If a Breach Event were to occur and the Company is in default under or has breached any provision in respect of its obligations to redeem the Series A redeemable convertible preferred stock, then, under the agreements with the holders of our Series A redeemable convertible preferred stock, the Company's Board of Directors would automatically be increased, with the holders of the Series A redeemable convertible preferred stock having the right to appoint the new directors, so that the holders of the Series A redeemable convertible preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A redeemable convertible preferred stock control of the Company. As of December 31, 2017, the Company was not in compliance with the financial covenants of the Series A redeemable convertible preferred stock for two consecutive quarters, which provides the Series A redeemable convertible preferred stockholders the right to require the Company to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of the Company's common stock as of December 31, 2017. To date, the holder of the Series A redeemable convertible preferred stock have neither exercised nor waived this right and accordingly this right may be exercised at any time. As of December 31, 2017, the Company did not fail any non-financial covenants related to the Company's Series A redeemable convertible preferred stock.

The holder of the Series A redeemable convertible preferred stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company, at its election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. As of December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, due to the lack of sufficient surplus to pay dividends as required by the DGCL, the Company was not permitted to pay the fourth quarter 2016 and first, second , third and fourth quarter 2017 dividends in cash or through the issuance of the Company's common stock and accrued the aforementioned dividends. As of December 31, 2017, the Company's liability for dividends to the holder of the Series A redeemable convertible preferred stock totaled $1.1 million.

During 2016, the Company issued 624,009 shares of the Company's common stock as payment for the fourth quarter 2015 and the first three quarters of 2016 dividends. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then.

Each share of Series A redeemable convertible preferred stock has a vote equal to the number of shares of common stock into which the redeemable convertible preferred stock would be convertible as of the record date of September 13, 2013. The Company’s closing stock price on the record date was $1.23 per share which results in voting power of an aggregate of 7,317,073 shares. In addition, holder of the Series A redeemable preferred stock must approve certain actions, including any amendments to the Company's charter or bylaws that adversely affects the voting powers, preferences or other rights of the Series A redeemable convertible preferred stock; payment of dividends or distributions; any liquidation, capitalization, reorganization or any other fundamental transaction of the Company, other than that set forth above; issuance of certain equity securities senior to or in parity with the Series A redeemable convertible preferred stock as to dividend rights, redemption rights, liquidation preference and other rights; issuances of equity below the conversion price; any liens or borrowings other than non-convertible indebtedness from standard commercial lenders which does not exceed 80% of the Company’s accounts receivable; and the redemption or purchase of any capital stock of the Company.

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

As of December 31, 2017 and 2016 the fair value of these derivative instruments was $445,838 and $336,862, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for 2017 of $108,976 and the loss on the change in fair value of these derivative instruments for 2016 of $254,838, were included in “interest and other loss, net” within the consolidated statement of operations.

At the time of issuance the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A redeemable convertible preferred stock. These costs are being accreted to the Series A redeemable convertible preferred stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders as noted above. The Company included deductions of $0 and $1,181,446 as accretion adjustments to net loss attributable to common stockholders on the statement of operations and in determining loss per share for the years ended December 31, 2017 and 2016, respectively. The Company also included deductions of $873,043 and $777,890 as adjustments to net loss attributable to common shareholders on the statement of operations and in determining loss per share for the years ended December 31, 2017 and 2016, respectively, for dividends (including accrued dividends) on the Series A redeemable convertible preferred stock during the period. The following represents a reconciliation of net loss attributable to common stockholders for the years ended December 31, 2017 and 2016, respectively:

	Years Ended December 31,
	2017	2016
Net income (loss)	$1,052,401	$(10,998,794)
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	873,043	777,890
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	—	1,181,446
Net income (loss) attributable to common stockholders	$179,358	$(12,958,130)

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

During the year ended December 31, 2017 and December 31, 2016, the Company repurchased no shares of its common stock. As of December 31, 2017, the Company had the authorization to repurchase 4,907,839 shares of its common stock based upon its judgment and market conditions.

Independent Marketing Agreement

On July 24, 2015, the Company entered into an Independent Marketing Agreement with RFN Prime Marketing Inc., to provide among other items, certain sales and marketing deliverables to the Company and originally entitled RFN Prime Marketing Inc., to receive up to 2.55 million shares of restricted Company common stock which will be issued based on certain milestone achievements and/or transactions over a twenty-four month period. The Independent Marketing Agreement with RFN Prime Marketing Inc., was terminated effective March 31, 2017 and none of the performance milestones had been met, and therefore no restricted Company common stock has been issued.

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
The following table summarizes the plans under which the Company was able to grant equity compensation as of December 31, 2017:

Name of Plan	Shares Authorized	Shares Available for Grant	Shares Outstanding	Last Date for Grant of Shares
FalconStor Software, Inc., 2016 Incentive Stock Plan	4,247,686	3,191,300	535,000	April 27, 2026
FalconStor Software, Inc., 2016 Outside Directors Equity Compensation Plan	1,000,000	583,532	409,868	April 27, 2019

On June 30, 2017, the total shares available for issuance under the 2016 Plan totaled 145,220. Pursuant to the 2016 Plan, if, on July 1st of any calendar year in which the 2016 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2016 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2016 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2016 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2016 Plan. On July 1, 2017, the total number of outstanding shares of the Company’s common stock totaled 44,525,990. Pursuant to the 2016 Plan, the total shares available for issuance under the 2016 Plan thus increased 2,081,080 to 2,226,300 shares available for issuance as July 1, 2017.

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of December 31, 2017:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	1,542,000
FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	—	6,800
FalconStor Software, Inc., 2000 Stock Option Plan	—	81,500

All outstanding options granted under the Company’s equity plans have terms of ten years

A summary of the Company’s stock option activity for 2017 is as follows:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding at December 31, 2016	3,491,490	$3.18	4.83	$—
Granted	1,470,000	$0.43
Exercised	—	$—
Forfeited	(2,772,840)	$1.97
Expired	(162,450)	$11.90
Options Outstanding at December 31, 2017	2,026,200	$2.14	5.32	$—
Options Exercisable at December 31, 2017	1,317,000	$2.91	3.44	$—
Options Expected to Vest after December 31, 2017	709,200	$0.72	8.82	$—

Stock option exercises are fulfilled with new shares of common stock.

The Company recognized share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the consolidated statement of operations:

	Years ended December 31,
	2017	2016
Cost of revenue - Support and Service	64,427	80,903
Research and development costs	233,955	1,653,336
Selling and marketing	48,286	241,481
General and administrative	76,285	352,498
	$422,953	$2,328,218

The Company did not recognize any tax benefits related to share-based compensation expense during the years ended December 31, 2017 and 2016.

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

	Years ended December 31,
	2017	2016
Directors, officers and employees	$167,369	$598,549
Non-employee consultants	—	96,237
	$167,369	$694,786

A summary of the Company’s restricted stock activity for 2017 is as follows:

Number of Restricted Stock Awards
Non-Vested at December 31, 2016	2,136,800
Granted	750,418
Vested	(673,625)
Forfeited	(1,664,625)
Non-Vested at December 31, 2017	548,968

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the years ended December 31, 2017 and 2016 was $0 and $637,404, respectively.

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

	Years ended December 31,
	2017	2016
Non-qualified stock options	$41,159	$(5,915)
Restricted stock awards	—	96,237
	$41,159	$90,322

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

The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. For awards with market conditions the Company utilizes the Monte Carlo simulation model to estimate the fair value. The Company believes that these valuation techniques and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of the Company’s share-based payments granted during the years ended December 31, 2017 and 2016. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

The per share weighted average fair value of share-based payments granted during the years ended December 31, 2017 and 2016 was $0.23 and $0.95, respectively. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions that were used to estimate the fair value of share-based payment grants in the respective periods are listed in the table below:

	Years ended December 31,
	2017	2016
Expected dividend yield	0%	0%
Expected volatility	57% - 59%	55%
Risk-free interest rate	1.94% - 2.02%	1.29 - 1.36%
Expected term (years)	5.5	5.5
Discount for post-vesting restrictions	N/A	N/A

Options granted to officers, employees and directors during fiscal 2017 and 2016 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period generally of three years.

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

As of December 31, 2017, there was approximately $0.3 million total unrecognized compensation cost related to the Company’s unvested stock options, restricted stock and restricted stock unit awards granted under the Company’s stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.78 years.

As of December 31, 2017, the Company had 20,209,128 shares of common stock reserved for issuance upon the exercise or vesting of stock options, restricted stock, restricted stock units and warrants.

(11)  Commitments and Contingencies

The Company’s headquarters are located in Austin, Texas.  The Company has an operating lease covering its Melville, N.Y. office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2018 through 2021. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2017:

2018	$2,035,850
2019	1,614,843
2020	1,444,247
2021	491,020
Thereafter	—
$5,585,960

These leases require the Company to pay its proportionate share of real estate taxes and other common charges. Total rent expense for operating leases was $2.0 million and $2.1 million for the years ended December 31, 2017 and 2016, respectively.

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the year ended December 31, 2017, the Company has not incurred any costs related to warranty obligations.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A redeemable convertible preferred stock in accordance with its obligations, the Series A redeemable convertible preferred stockholders may require the Company to redeem all or some of the Series A redeemable convertible preferred stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price as of the occurrence of the triggering event. On or after July 30, 2021, each Series A redeemable convertible preferred stockholder can require the Company to redeem its Series A redeemable convertible preferred stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. See Note (19) Subsequent Events for further information. As of December 31, 2016, the Company was not in compliance with the financial covenants of the Series A redeemable convertible preferred stock for two consecutive quarters, which provided the Series A redeemable convertible preferred stockholders the right to require the Company to redeem any of the Series A redeemable convertible preferred stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A redeemable convertible preferred stock and the closing price of the Company's common stock as of December 31, 2016. To date, the holders of the Series A redeemable convertible preferred stock have neither exercised nor waived this right and accordingly this right may be exercised at any time. As of December 31, 2017, the Company did not fail any non-financial covenants related to the Company's Series A redeemable convertible preferred stock.

On July 24, 2015, the Company entered into an Independent Marketing Agreement with RFN Prime Marketing Inc., to provide among other items, certain sales and marketing deliverables to the Company and originally entitled RFN Prime Marketing Inc., to receive up to 2.55 million shares of restricted Company common stock which will be issued based on certain milestone achievements and/or transactions over a twenty-four month period. The restricted Company common stock will be valued as they are earned, and the resulting value will be recorded as an expense in the period in which the performance milestone is met and the stock is earned. As of December 31, 2017, none of the performance milestones have been met, and therefore no restricted Company common stock has been issued.

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

In addition, as of December 31, 2017, our liability for uncertain tax positions totaled $262,711. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

(12)  Derivative Financial Instruments

The Company does not use derivative financial instruments for trading or speculative purposes. As of December 31, 2017 and 2016, the Company had no foreign currency forward contracts outstanding. The Company did not utilize foreign currency forward contracts during the years ended December 31, 2017 and 2016.

As a result of the Company’s analysis of all the embedded conversion and put features within its Series A redeemable convertible preferred stock, the contingent redemption put options in the Series A redeemable convertible preferred stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the Series A redeemable convertible preferred stock and recorded as a liability. At the time of issuance of the Series A redeemable convertible preferred stock the fair value of these derivative instruments were recorded as a reduction to preferred stock. As of December 31, 2017 and 2016, the fair value of these derivative instruments was $445,838 and $336,862, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for 2017 of $108,976 and the loss on the change in fair value of these derivative instruments for 2016 of $254,838, were included in “interest and other loss, net” within the consolidated statement of operations.

(13)  Litigation

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

(14)  Restructuring Costs

In the third quarter of 2013, the Company adopted the 2013 Plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis. In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. The 2013 Plan was substantially completed by December 31, 2014; however, the Company expects the remaining accrued severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next twelve months. The total amount incurred under the 2013 Plan for the years ended December 31, 2017 and 2016, was $(159,597) and $177,389, respectively.

Accrued restructuring costs as of December 31, 2017 associated with the 2013 Plan is as follows:

	Severance related costs	Facility and other costs	Total
Original charge	$3,179,131	$426,889	$3,606,020
Utilized/Paid	(2,067,554)	(231,973)	(2,299,527)
Balance at December 31, 2013	$1,111,577	$194,916	$1,306,493
Provisions/Additions	365,174	770,136	1,135,310
Utilized/Paid	(653,325)	(759,563)	(1,412,888)
Balance at December 31, 2014	$823,426	$205,489	$1,028,915
Provisions/Additions	55,527	117,468	172,995
Utilized/Paid	(161,313)	(307,935)	(469,248)
Balance at December 31, 2015	$717,640	$15,022	$732,662
Provisions/Additions	165,228	12,161	177,389
Utilized/Paid	(36,531)	(27,183)	(63,714)
Balance at December 31, 2016	$846,337	$—	$846,337
Provisions/Additions	(159,597)	—	(159,597)
Utilized/Paid	(38,341)	—	(38,341)
Balance at December 31, 2017	$648,399	$—	$648,399

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of the Company’s fiscal year ending December 31, 2017, and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced the Company’s workforce to approximately 81 employees. In connection with the 2017 Plan, the Company incurred severance expense of $1.2 million. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources allowing the company to focus on the install base and develop alternate channels to the market.

The severance related liabilities and facility and other liabilities are included within “accrued expenses” and "accounts payable" in the accompanying consolidated balance sheets. The expenses under the 2013 Plan are included within “restructuring costs” in the accompanying consolidated statements of operations.

(15)  Employee Benefit Plans

Defined Contribution Plan

Effective July 2002, the Company established a voluntary savings and defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. Employees are 100% vested in their own contributions. For the years ended December 31, 2017 and 2016, the Company did not make any contributions to the Plan.

Effective July 1, 2007, the Company, in accordance with the labor pension system in Taiwan, contributes 6% of salaries to individual pension accounts managed by the Bureau of Labor Insurance. The plan covers all Taiwan employees that elect the new pension system and all employees hired after July 1, 2005. For the years ended December 31, 2017 and 2016, the Company contributed approximately $39,000 and $35,000, respectively.

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

At December 31, 2017 and 2016, $22,096 and $28,675, respectively, is included in accumulated other comprehensive (loss) income for amounts that have not yet been recognized in net periodic pension cost. These amounts include the following: unrecognized transition obligation of $5,778 and $10,620 at December 31, 2017 and 2016, respectively, and unrecognized actuarial gains of $33,545 and $39,295 at December 31, 2017 and 2016, respectively. During 2017, the total amount recorded in other comprehensive (loss) income related to the pension plan was $(6,578) (net of tax), which consisted of an actuarial loss of ($12,227) and the recognition of $5,649 of transition obligations recognized during 2017 as a component of net periodic pension cost. The transition obligation and actuarial gain included in accumulated other comprehensive (loss) income and expected to be recognized in net periodic pension cost for the year ended December 31, 2018, is $5,649 and $677 respectively.

Pension information for the years ended December 31, 2017 and 2016, is as follows:

	2017	2016
Accumulated benefit obligation	$222,113	$190,186
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	203,168	194,098
Interest cost	3,242	3,471
Actuarial loss	7,050	1,702
Benefits paid	—	—
Service cost	—	—
Currency translation	18,158	3,897
Projected benefit obligation at end of year	$231,618	$203,168
Changes in plan assets:
Fair value of plan assets at beginning of year	$136,902	$126,334
Actual return on plan assets	1,486	1,180
Benefits paid	—	—
Employer contributions	39,547	6,860
Currency translation	13,015	2,528
Fair value of plan assets at end of year	$190,950	$136,902
Funded status	$40,668	$66,266

Components of net periodic pension cost:
Interest cost	$3,242	$3,471
Expected return on plan assets	2,185	(2,260)
Amortization of net loss	4,387	3,725
Service cost	—	—
Net periodic pension cost	$9,814	$4,936

 The Company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Company contributions of approximately $40,000 are expected to be made during 2018. No benefit payments are expected to be paid in 2018 through 2026.

The Company utilized the following assumptions in computing the benefit obligation at December 31, 2017 and 2016 as follows:

	Years ended December 31,
	2017	2016
Discount rate	1.10%	1.50%
Rate of increase in compensation levels	1.00%	1.00%
Expected long-term rate of return on plan assets	1.10%	1.50%

(16)  Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the years ended December 31, 2017 and 2016, and the location of long-lived assets as of December 31, 2017 and 2016, are summarized as follows:

	Years ended December 31,
	2017	2016
Revenues:
Americas	$7,629,508	$8,827,878
Asia Pacific	9,147,888	11,651,487
Europe, Middle East, Africa and Other	8,383,167	9,783,981
Total Revenues	$25,160,563	$30,263,346

	December 31,
	2017	2016
Long-lived assets:
Americas	$5,754,977	$6,525,612
Asia Pacific	822,885	890,051
Europe, Middle East, Africa and Other	213,371	218,316
Total long-lived assets	$6,791,233	$7,633,979

For the year ended December 31, 2017, the Company had no customers, that accounted for more than 10% of total revenue. For the year ended December 31, 2016, the Company had one customer that accounted for 11% of total revenue.

As of December 31, 2017, the Company had one customer that accounted for 23% of the gross accounts receivable balance. As of December 31, 2016, the Company had three customers, that accounted for 15%, 14% and 12% of the gross accounts receivable balance, respectively.

(17)  Valuation and Qualifying Accounts – Allowance for Returns and Doubtful Accounts

Period Ended	Balance at Beginning of Period	Charges / (Benefits) to Revenue	(Increases) Deductions	Balance at End of Period
December 31, 2017	$260,676	141,234	47,368	$354,542
December 31, 2016	$191,285	104,228	34,837	$260,676

Note: Charges/benefits to the allowance for doubtful accounts are recorded within “general and administrative expenses” within the consolidated statements of operations. Charges/benefits to the return reserve for product and service are recorded within “product revenue” within the consolidated statements of operations.

(18) Related Party Transactions
William Miller, a member of the Company's Board of Directors, is the Chairman and Chief Executive Officer of X-IO Technologies, Inc. (“X-IO Technologies”), an enterprise storage company. For the year ended December 31, 2017, the Company sold product to X-IO Technologies totaling $45,865.

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

On November 17, 2017, HCP-FVA provided a commitment letter to the Company agreeing to finance up to $3 million to the Company (the “Commitment”) on the terms, and subject to the conditions, set forth in that certain commitment letter. As part of that Commitment, on November 17, 2017, the Company entered into a Loan and Security Agreement with Lender and certain other loan parties named therein, pursuant to which the Lender made a short term loan to the Company in the principal amount of $500,000 payable on May 17, 2018. In connection with the Bridge Loan, the Company issued HCP-FVA Backstop Warrants to purchase 13,859,128 shares of Common Stock. See Note (7) Short-Term Loan and Commitment for more information.

On February 23, 2018, we closed on the Commitment whereby HCP-FVA purchased $3 million of Units (as defined in Note (19) Subsequent Events) to backstop a proposed private placement of Units to certain eligible stockholders of the Company. HCP-FVA subscribed for the full $3 million of Units (at the Company’s election) in the Commitment by payment of $2.5 million in cash and the conversion of the $500,000 Bridge Loan In connection therewith, the Company issued HCP-FVA additional BackStop Warrants to purchase 41,577,383 shares of Common Stock and Financing Warrants to purchase 366,990,000 shares of Common Stock.
For further information regarding the Commitment, see Note (19) Subsequent Events.

(19) Subsequent Events

On February 23, 2018, FalconStor Software, Inc. (“FalconStor” or the “Company”) closed on its previously-announced commitment (the “Commitment”) from HCP-FVA, LLC (“HCP-FVA”) to purchase up to $3 million of Units (as defined below) from the Company to backstop a proposed private placement of Units to certain eligible stockholders of the Company (the “Financing”). HCP-FVA subscribed for the full $3 million of Units (at the Company’s election) in the Commitment by payment of $2.5 million in cash and the conversion of a $500,000 short-term loan provided by HCP-FVA to the Company in November 2017 (the “Bridge Loan”) into Units. HCP-FVA is an affiliate of Hale Capital Partners, LP (together with HCP-FVA, “Hale Capital”), the Company’s largest stockholder through its ownership of the Company’s Series A Redeemable Preferred Stock (the “Series A Preferred Stock”), and an affiliate of FalconStor director, Martin Hale.

In the Financing, the Company intends to offer to FalconStor stockholders as of November 17, 2017 who are accredited investors the opportunity to purchase up to a total of 40 million Units (inclusive of subscriptions by HCP-FVA). The Financing is expected to close on or before September 23, 2018, and documentation relating to the Financing will be provided to prospective investors subsequent to the Company's Annual Meeting of Stockholders. Each Unit is expected to consist of the following (each, a “Unit”):

i.
$0.10 in senior secured debt (for a total of $4 million of senior secured debt assuming full subscription of the Financing), secured by all of the assets of the Company and guaranteed by each of the Company’s domestic subsidiaries, having an interest rate of prime plus 0.75% and a maturity date of June 30, 2021 (the “Term Loan”);

ii.
warrants to purchase 12.233 shares of the Company’s common stock for a nominal exercise price (for a total of 489.32 million shares assuming full subscription of the Financing) (the “Financing Warrants”); and

iii.
0.0225 shares of Series A Preferred Stock at a per Unit price of $0.2643 (subject to increase to take into account accretion of the Series A Preferred Stock after June 30, 2018), all such shares to be acquired directly from their current holder, HCP-FVA.

The closing of the Commitment effectively constitutes HCP-FVA’s purchase of 30 million Units in the Financing. As a result, the maximum additional funds that the Company may receive in the Financing is $1 million through the purchase of 10 million Units by other eligible stockholders. If other eligible stockholders subscribe for more than 10 million Units, they will purchase those additional Units consisting of senior secured debt and Series A Preferred Stock directly from HCP-FVA (with the associated Financing Warrants to be issued by the Company directly to the eligible stockholders, and HCP-FVA’s Financing Warrants associated with those additional Units sold to the eligible stockholders to be cancelled in accordance with the terms of such Financing Warrants), subject to HCP-FVA maintaining at least 25% of the total Units to be issued in the Financing. HCP-FVA has agreed to subscribe for more than its pro rata portion of the Units available for purchase in the Financing (based on common stock ownership on an as-converted basis as of November 17, 2017), and if other eligible stockholders elect to subscribe for more than their pro rata share, the remaining Units shall be allocated among such stockholders (including HCP-FVA) in such manner as the Company, Hale Capital and the participating eligible stockholders shall agree.

On February 23, 2018, in connection with HCP-FVA’s subscription in the Financing, the Company entered into an Amended and Restated Term Loan Credit Agreement, dated as of the same date (the “Amended and Restated Loan Agreement”), with HCP-FVA and certain other loan parties named therein setting forth the terms of the Term Loan. The Amended and Restated Loan Agreement amends and restates that certain Loan Agreement, dated as of November 17, 2017, by and among the parties, pursuant to which HCP-FVA made the Bridge Loan.

Under the Amended and Restated Loan Agreement, in the event the Term Loan is prepaid for any reason, such prepayment will be subject to the payment of a premium in an amount equal to 5% of the principal amount prepaid. The Term Loan is required to be prepaid upon the occurrence of certain events, including but not limited to certain assets dispositions, the incurrence of additional indebtedness, the receipt of insurance proceeds, and a change of control, subject to certain exceptions.

The Amended and Restated Loan Agreement has customary representations, warranties and affirmative and negative covenants. The negative covenants include financial covenants by the Company to (i) maintain minimum cash denominated in U.S. dollars plus accounts receivable outstanding for less than 90 days of $2 million, and (ii) until the consummation of the Financing with eligible stockholders (other than HCP-FVA), not permit a variance of more than 10% of net cash flow from the amounts set forth in a rolling weekly detailed budget through the second fiscal quarter of 2018, agreed upon at the signing of the Amended and Restated Loan Agreement. The Amended and Restated Loan Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants, bankruptcy events and a change of control. In the case of an event of default, as administrative agent under the Loan Agreement, HCP-FVA may (and upon the written request of lenders holding in excess of 50% of the Term Loan, which must include HCP-FVA, is required to accelerate payment of all obligations under the Loan Agreement, and seek other available remedies).

Under the Amended and Restated Loan Agreement, the Company also agreed to use its commercially reasonable efforts to obtain, as soon as practicable (but in no event later than June 1, 2018), the approval of its stockholders to amend the Company’s Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company’s common stock in order to permit the exercise of the Financing Warrants issuable in the Financing (the “Stockholder Approval”). HCP-FVA agreed that, prior to the record date for any Company stockholders meeting held in connection with the Stockholder Approval, HCP-FVA will exercise any Financing Warrants and any Backstop Warrants (as defined below) for which the Company has sufficient authorized capital and will vote the common stock it receives upon such exercise in favor of the Stockholder Approval.

As part of the Commitment, Hale Capital also agreed to postpone the date of the redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a redemption right.

In exchange for serving as the backstop for the Financing, upon the closing of the Commitment, HCP-FVA received warrants to purchase 41,577,382 shares of the Company’s common stock for a nominal exercise price (the “Backstop Warrants”), in addition to the 13,859,128 Backstop Warrants issued to HCP-FVA in connection with the making of the Bridge Loan. If eligible stockholders (other than HCP-FVA) subscribe for and purchase more than fifty percent (50%) of the Units in the Financing on the terms and conditions set forth in Section 10.13 of the Amended and Restated Loan Agreement and Schedule 10.13 thereto, then 66.66% of the number of shares of common stock issued to HCP-FVA in respect of the Backstop Warrants issued upon the closing of the Commitment (or, if the Backstop Warrants issued upon the closing of the Commitment have not then been exercised, issuable to HCP-FVA) upon exercise of such Backstop Warrants, as determined on a post-cashless exercise basis, shall be cancelled (and, if such Backstop Warrants have been exercised on a non-cashless exercise basis, the Company shall reimburse HCP-FVA for the cash exercise price paid in respect of the cancelled warrant shares). The Backstop Warrants are in addition to the Financing Warrants issuable in the Financing. In consideration for HCP-FVA’s subscription of $3 million of Units, HCP-FVA was issued Financing Warrants to purchase 366,990,000 shares of the Company’s common stock for a nominal exercise price. The Financing Warrants are not exercisable until receipt of Stockholder Approval.

The issuance of the Financing Warrants and the Backstop Warrants in connection with the Commitment and the Financing will have a substantial dilutive effect on all existing stockholders of the Company. For example, if HCP-FVA is the only subscriber in the Financing, Hale Capital will beneficially own, when combined with Hale Capital’s current ownership and shares set aside for management, approximately 73% of the common stock of the Company on an as-converted basis. If the Financing is fully subscribed and HCP-FVA’s subscription amounts to 25% of the total number of Units issued in the Financing, Hale Capital will beneficially own, when combined with Hale Capital’s current ownership and shares set aside for management, approximately 22% of the common stock of the Company on an as-converted basis.

The Commitment and the Financing were approved by the Company’s Board of Directors, based on a recommendation of a special committee of independent directors, with Mr. Hale recusing himself.

As previously disclosed in the Company’s filings with the Securities and Exchange Commission, the Company was actively seeking financing in order to meet the Company’s operating cash flow needs.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is effective as of that date.

There were no changes in the Company’s internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information called for by Part III, Item 10, regarding the Registrant’s directors will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2018, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Election of Directors”, “Management”, “Executive Compensation”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2017, our year-end.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2018, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, Compensation Committee Report” and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2017, our year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 4 and is incorporated herein by reference. All other information called for by Part III, Item 12, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2018, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Beneficial Ownership of Shares.” The Proxy Statement will be filed within 120 days of December 31, 2017, our year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding our relationships and related transactions will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2018, and is incorporated by reference. The information appears in the Proxy Statement under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed within 120 days of December 31, 2017, our year-end.

Item 14.	Principal Accountant Fees and Services

Information called for by Part III, Item 14, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2018, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Principal Accountant Fees and Services.” The Proxy Statement will be filed within 120 days of December 31, 2017, our year-end.

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

3.3
Certificate of Amendment to the Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.3 to the Registrant’s the quarterly report on Form 10-Q for the period ended June 30, 2000 filed on August 11, 2000.

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

4.1s
Amended and Restated 2006 Incentive Stock Plan incorporated herein by reference to Exhibit 4.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

4.2s
Form of Restricted Stock Letter Agreement for Executive Officers, incorporated herein by reference to Exhibit 99.1 to the Registrant’s quarterly report on Form 10-Q for the period ended March 31, 2008, filed May 9, 2008.

4.3s	Form of Restricted Stock Letter Agreement, incorporated herein by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on April 7, 2014.

4.4s
FalconStor Software Inc., 2013 Outside Directors Equity Compensation Plan, incorporated herein by reference to the Registrant's Proxy Statement on Schedule 14a for the 2013 Annual meeting of Stockholders, filed on March 29, 2013.

4.5s	FalconStor Software, Inc. 2016 Incentive Stock Plan, incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A dated March 18, 2016.

4.6s	FalconStor Software, Inc. 2016 Outside Directors Equity Compensation Plan, incorporated by reference to Exhibit B to the Proxy Statement on Schedule 14A dated March 18, 2016.

10.1s
Amended and Restated FalconStor Software, Inc., 2005 Key Executive Severance Protection Plan, incorporated herein by reference to Exhibit 99.2 to Registrant’s current report on Form 8-K filed on April 7, 2014.

10.2
Agreement of Lease between Huntington Quadrangle 2 LLC and FalconStor Software Inc., dated May 30, 2013, with a commencement date of March 1, 2014, incorporated herein by reference to Exhibit 99.1 to the Registrant's quarterly report on Form 10-Q for the period ended June 30, 2013 filed on August 7, 2013.

10.3
Preferred Stock Purchase Agreement dated as of September 16, 2013 between the Company and Hale Capital Partners, LP, incorporated herein by reference to Exhibit 10.1 to the Registrant's report on Form 8-K dated September 16, 2013.

10.4s
Separation Agreement between FalconStor Software, Inc., and Todd Oseth, dated August 15, 2017, incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed August 17, 2017.

10.5s	Agreement between FalconStor Software, Inc. and Todd Brooks, dated August 14, 2017,incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed August 17,2017.

10.6	Intentionally omitted.

10.7s	Agreement between FalconStor Software, Inc. and Patrick McClain, dated August 17, 2017, incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed August 17, 2017.

10.8s
Loan Agreement, dated as of November 17, 2017 by and among FalconStor Software, Inc., HCP-FVA, LLC and the other Loan Parties named therein, incorporated herein by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K filed on November 20, 2017.

10.9
Backstop Warrant dated as of November 17, 2017 issued by FalconStor Software, Inc. to HCP-FVA, LLC. incorporated herein by reference to Exhibit 10.2 to Registrant’s current report on Form 8-K filed on November 20, 2017.

10.10
Letter dated as of November 17, 2017 from Hale Capital Partners, LP to FalconStor Software, Inc., incorporated herein by reference to Exhibit 10.3 to Registrant’s current report on Form 8-K filed on November 20, 2017.

10.11
Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, by and among FalconStor Software, Inc., HCP-FVA, LLC, as Administrative Agent and as a Lender, and the other Loan Parties named therein, incorporated herein by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K filed on February 26, 2018).

10.12
Financing Warrant, dated February 23, 2018 issued by FalconStor Software, Inc. to HCP-FVA, LLC, incorporated herein by reference to Exhibit 10.2 to Registrant’s current report on Form 8-K filed on February 26, 2018.

10.13
Backstop Warrant, dated February 23, 2018 issued by FalconStor Software, Inc. to HCP-FVA, LLC, incorporated herein by reference to Exhibit 10.3 to Registrant’s current report on Form 8-K filed on February 26, 2018.

21.1	Subsidiaries of Registrant – FalconStor, Inc., FalconStor AC, Inc., FalconStor Software (Korea), Inc.

23.1*	Consent of BDO USA, LLP

31.1*	Certification of the Chief Executive Officer

31.2*	Certification of the Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1	The following financial statements from FalconStor Software, Inc’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBLR (eXtensible Business Reporting Language):

(i)  Consolidated Balance Sheets – December 31, 2017 and December 31, 2016

(ii)  Consolidated Statements of Operations – Years Ended December 31, 2017 and 2016

(iii)  Consolidated Statements of Comprehensive Loss – Years Ended December 31, 2017 and 2016

(iv)  Consolidated Statements of Stockholders’ Deficit – Years Ended December 31, 2017 and 2016

(v)  Consolidated Statements of Cash Flows – Years Ended December 31, 2017 and 2016

(vi)  Notes to Consolidated Financial Statements – December 31, 2017

*- Filed herewith.
s- Denotes management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Melville, State of New York on April 2, 2018.

FALCONSTOR SOFTWARE, INC.

By:	/s/ Patrick McClain	April 2, 2018
	Executive Vice President, Chief Financial Officer and Treasurer	Date
(principal financial and accounting officer)

	/s/ Todd Brooks	April 2, 2018
	President and Chief Executive Officer	Date
(principal executive officer)

POWER OF ATTORNEY
FalconStor Software, Inc. and each of the undersigned do hereby appoint Todd Brooks and Patrick McClain, and each of them severally, its or his true and lawful attorney to execute on behalf of FalconStor Software, Inc. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Todd Brooks	April 2, 2018
	Todd Brooks, President & Chief Executive Officer (principal executive officer)	Date

By:	/s/ Patrick McClain	April 2, 2018
	Patrick McClain, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date

By:	/s/ Martin Hale Jr.	April 2, 2018
	Martin Hale Jr., Director	Date

By:	/s/ Michael Kelly	April 2, 2018
	Michael Kelly, Director	Date

By:	/s/ Barry A. Rudolph	April 2, 2018
	Barry A. Rudolph, Director	Date

By:	/s/ William D. Miller	April 2, 2018
	William D. Miller, Director	Date