Form 10-K/A
period 2017-12-31
FALCONSTOR SOFTWARE INC
filed 2018-04-30
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2017 was $10,187,409 which value, solely for the purposes of this calculation excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of April 30, 2018 was 97,934,091.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE

On April 2, 2018, FalconStor Software, Inc., a Delaware corporation, filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Filing”). Certain Part III information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that a registrant may incorporate by reference certain information from a definitive proxy statement which involves the election of directors, if such definitive proxy statement is filed with the Securities and Exchange Commission (or the Commission) no later than 120 days after the end of the registrant’s fiscal year. Alternatively, the registrant may provide this information in an amendment to the Form 10-K, if such amendment is filed with the Commission no later than 120 days after the end of the registrant’s fiscal year. Accordingly, this Amendment No. 1 on Form 10-K/A (this “Amendment”) supplements our Original Filing by amending and restating Part III, Items 10 through 14 of our Original Filing.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing, and no attempt has been made in the Amendment to modify or update other disclosures as presented in our Original Filing.

Throughout this Amendment, unless indicated otherwise, we refer to FalconStor Software, Inc. and its subsidiaries as “we,” “us,” “our,” “FalconStor,” “FalconStor Software” and the “Company”.

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of the Company

The Company’s bylaws authorize the Board of Directors to fix the number of directors and provide that the directors shall be divided into three classes, with the classes of directors serving for staggered, three-year terms.

Pursuant to the Certificate of Designations, so long as at least 85% of the originally issued Series A Preferred Stock remains outstanding, the holders of the Series A Preferred Stock have the right, voting separately as a class, to elect two directors. Currently, all of the shares of Series A Preferred Stock are held by HCP-FVA, LLC (“HCP-FVA”). HCP-FVA has, as of the date of this Form 10-K/A, elected two directors, Martin M. Hale, Jr. and Michael Kelly. Messrs. Rudolph and Miller were elected by the Board of Directors to fill vacancies created by the resignation of other directors. The Company currently has four directors.

The names of the directors are set forth below:

Name	Position	Age	Director Since
Martin M. Hale, Jr.	Director	46	2013
Michael P. Kelly	Director	70	2014
William D. Miller	Director	57	2016
Barry A. Rudolph	Director	63	2016

Martin M. Hale, Jr. has served as the founder and CEO of Hale Capital Partners, LP, an investment firm that applies a private equity skill set and focus to investing in small and micro-cap public companies, since 2007. Mr. Hale has 20 years of experience in venture capital and private equity as a board member and an investor helping public and private companies grow. Mr. Hale currently serves as a director of Top Image Systems, Ltd. and Lantronix Corporation. Mr. Hale has also served as a director of Flarion Corporation, Celiant Corporation, Analex Corporation, Aurora Flight Sciences, Vallent Corporation, Paradigm Holdings, LocationLogic LLC, United Silver Corp., Midway Gold Corp., and Telanetix. Before joining Hale Capital Partners, Mr. Hale was a Managing Director and member of the founding team of Pequot Ventures, an associate at Geocapital Partners, and an analyst with Broadview International. Mr. Hale received a B.A. from Yale University. Mr. Hale has been a director of the Company since September 2013.

Mr. Hale was elected as a director by HCP-FVA, the holder of all of the outstanding Series A Preferred Stock. Mr. Hale’s Board qualifications include extensive experience helping small public companies grow to become larger and more successful. Such experience is helpful in expanding the Company’s leadership and strategic growth initiatives.

Michael P. Kelly has served as a director at Adept Technology, Inc. from April 1997 to October 22, 2015 and also served as Chairman of the Board of Adept from November 2008 to October 22, 2015. Mr. Kelly has also served as Chief Executive Officer of merchant bank, Kinsale Associates, Inc., since October 2005. From July 2005 to October 2005, he was the Chief Executive Officer of Cape Semiconductor Inc., a fabless semiconductor company. From 1994 to 2005, Mr. Kelly held the positions of Vice-Chairman and Senior Managing Director of Broadview International, LLC, an international merger and acquisitions advisory firm and a division of Jefferies Inc. Additionally, he has served as a director of Epicor Software Corporation (EPIC), a provider of enterprise business software solutions, since September 2005. Mr. Kelly received a B.A. in Accounting from Western Illinois University, a M.B.A. from St. Louis University, and is also a Certified Public Accountant. Mr. Kelly has been a director of the Company since October 2014 and our Chairman of the Board since March 2018.

Mr. Kelly was selected as a director by HCP-FVA, the holder of all of the outstanding Series A Preferred Stock. Mr. Kelly’s qualifications to serve on the Board include his experience as an investment banker specializing in technology industries, which provides the Board and the Company with unique and relevant expertise in areas including capital markets, mergers and acquisitions and financing.

William D. Miller has served as Chairman and Chief Executive Officer of X-IO Technologies, Inc. (“X-IO Technologies”) an enterprise storage company since February 2015 and has been a Managing Partner of Miller Investments LLC, a venture capital fund manager making investments in early stage companies. Mr. Miller is a Director of the following private entities: Quaddra Software, Chromatic Technologies, Inc., FDI Strategies, LLC, New Planet Technologies, Inc., Grant Dental Technology, Wanamaker Corp. and Altia Inc., Mr. Miller was a cofounder and Chief Technology Officer of StorageNetworks. Mr. Miller holds a B.S. in Chemistry from University of Illinois. Mr. Miller has been a director of the Company since December 2016 and his term expires at the Company’s 2018 Annual Meeting of Stockholders.

The following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Miller should serve as a director: his professional background and experience; his current and previously held senior-executive level positions; his service on other public and private company boards; and his extensive experience in technology, software, storage and related industries.

Barry A. Rudolph has served as Chief Executive Officer of VelociData, Inc., a firm that specializes in high performance data transformation and process offload in large corporations, since July 2014, and as a director since December 2012. Mr. Rudolph has also served as a director of Spectra Logic Corporation, a computer data storage company, since December 2015. Previously, Mr. Rudolph served as a director of Dot Hill Systems Corp., a provider of high performance storage arrays, from February 2012 until its sale to Seagate Technology in October 2015. Mr. Rudolph began his career in January 1978 and held numerous senior level positions with IBM until his retirement in November 2010 in a variety of functional areas, including operations, engineering, product development, test and assurance, program management, field support and direct manufacturing. Most recently he was Vice President, System Networking, with responsibility for delivering overall networking product strategy, portfolio management and profit and loss management over each of the products in the group. Prior to this position, Mr. Rudolph was Vice President, Storage Strategy, responsible for the development and integration of the storage strategy for IBM including market segmentation and opportunity identification. Prior to that, Mr. Rudolph was Vice President, Stack Integration, responsible for the definition and execution of horizontal solutions and solution selling. Prior positions Mr. Rudolph held at IBM include Vice President and Business Executive, Disk Storage and Software Systems, where he was responsible for all aspects of the Disk storage and related software business within IBM. He has also held an identical role with responsibility for IBM’s tape storage business. Mr. Rudolph holds a B.S. in Engineering and a Master of Science in Electrical Engineering from San Diego State University and an MBA from Santa Clara University. Mr. Rudolph has been a director of the Company since December 2016 and is currently serving for a term which will expire at the Company’s 2020 Annual Meeting of Stockholders and until a successor is elected and qualified.

The following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Rudolph should serve as a director: his professional background and experience; his current and previously held senior-executive level positions; his service on other public and private company boards; and his extensive experience in technology, software, storage and related industries.

Independence

In accordance with the Company’s Corporate Governance Guidelines, and the Nasdaq Stock Market corporate governance listing standards (the “Nasdaq Standards”), a majority of the Company’s directors must be independent as determined by the Board of Directors. While the Company’s Common Stock is currently traded on the OTC markets, in making its independence determinations for directors, the Board looks to the Nasdaq Standards.

Under the Nasdaq Standards, a director is independent if: the director is not employed, nor is the director a family member of anyone employed as an executive officer by the Company or any parent or subsidiary; the director is not, and does not have a family member who is, a partner of the Company’s outside auditor or a former partner or employee of the outside auditor who worked on the Company’s audit during the past three years; the director has not, and does not have a family member who has, accepted more than $120,000 during the current or past three fiscal years from the Company or any of its affiliates (other than compensation paid to a family member who is an employee of the Company (other than an Executive Officer of the Company)); the director is not, nor is any family member of the director, a partner in, or a controlling stockholder or an executive officer of, any organization to which the Company made, or from which the Company received, payments for property or services that exceed five percent of the recipient’s consolidated gross revenues or $200,000, whichever is more; and the director is not, and does not have any family member who is, an executive officer of another company where any of the Company’s executive officers serve on the other company’s compensation committee.

The Board of Directors currently consists of four directors, all of whom are independent.

Board Leadership Structure

Our governance documents provide the Board with flexibility to select the appropriate leadership structure for the Company.

The Company’s policy is to have the positions of Chairman of the Board and Chief Executive Officer split. Michael Kelly currently serves as Chairman of the Board of Directors.

Several factors ensure that we have a strong and independent Board. All directors are independent as defined under the Nasdaq Standards, and all committees of our Board are composed entirely of independent directors. In addition, the Nominating and Corporate Governance Committee and our Board have assembled a Board comprised of talented and dedicated directors with a wide range of expertise and skills. The Board regularly meets in executive session without management present.

Attendance at Annual Meetings

The Company’s policy is that, except for unusual circumstances, all Board members should attend the Company’s annual meetings of stockholders. All Board members serving on the Board at the time of the 2017 Annual Meeting of Stockholders attended the Company’s 2017 Annual Meeting of Stockholders.

Diversity

The Nominating and Corporate Governance Committee’s evaluation of director nominees takes into account their ability to contribute to the diversity of, background, experience and point of views represented on the Board, and the committee will review its effectiveness in balancing these considerations when assessing the composition of the Board.

Role in Risk Management

The Board oversees that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that the Company’s business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board of Directors’ oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis. The Board has implemented a risk governance framework to:

1.	understand critical risks in the Company’s business and strategy;
2.	allocate responsibilities for risk oversight among the full Board and its Committees;
3.	evaluate the Company’s risk management processes and see they are functioning adequately;
4.	facilitate open communication between management and directors; and
5.	foster an appropriate culture of integrity and risk awareness.

While the Board oversees risk management, Company management is charged with managing risk. The Company has robust internal processes and a strong internal control environment to identify and manage risks and to communicate with the Board. These include a Code of Business Conduct, regular training of salespeople on risks and appropriate conduct, and a comprehensive internal and external audit process. The Board and the Audit Committee monitor and evaluate the effectiveness of the internal controls and the risk management program at least annually. Management communicates routinely with the Board, Board committees and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management. The Board implements its risk oversight function both as a whole and through committees. Much of the work is delegated to various committees, which meet regularly and report back to the full Board. All committees play significant roles in carrying out the risk oversight function. In particular:

•	The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters, currency fluctuation and hedging, and investments. The Audit Committee oversees the internal audit function and the Company’s ethics programs, including the Codes of Business Conduct. The Audit Committee members meet separately with the independent auditing firm.
•	The Compensation Committee evaluates the risks and rewards associated with the Company’s compensation philosophy and programs. Management discusses with the Compensation Committee the procedures that have been put in place to identify and mitigate potential risks in compensation.
4

Meetings

The Board of Directors met on seventeen (17) occasions during the fiscal year ended December 31, 2017. All Directors attended at least 75% of the meetings of the Board of Directors during the times they were Directors.

Committees

The Board of Directors currently has three standing committees: The Audit Committee; the Compensation Committee; and the Nominating and Corporate Governance Committee. Each of these committees has a charter. These charters are available on the Company’s website at:

www.falconstor.com/page/545/board-committees.

Audit Committee

The Audit Committee consists of Messrs. Kelly (Chair), Rudolph and Miller. The Audit Committee is appointed by the Board to assist the Board in monitoring (1) the integrity of the financial statements of the Company, (2) the qualifications and independence of the independent registered public accounting firm engaged to audit the Company’s consolidated financial statements, (3) the performance of the Company’s internal audit function and independent auditors, (4) the integrity of management and information systems and internal controls, and (5) the compliance by the Company with legal and regulatory requirements.

Each member of the Audit Committee is required to be “independent” as defined in the Nasdaq Standards and in Section 301 of the Sarbanes-Oxley Act of 2002 (the “Act”) and Rule 10A-3 of the Securities Exchange Act of 1934 (the “Exchange Act”). The Board has determined that each member of the Audit Committee is “independent” under these standards. In addition, the Board has determined that, as required by the Nasdaq Standards, each member of the Audit Committee was able to read and to understand financial statements at the time of his appointment to the Audit Committee.

The Board has further determined that Mr. Kelly meets the definition of “audit committee financial expert,” and therefore meets comparable Nasdaq Standard requirements, because he has an understanding of financial statements and generally accepted accounting principles (“GAAP”); has the ability to assess GAAP in connection with the accounting for estimates, accruals, and reserves; has experience in analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements; has an understanding of internal controls and procedures for financial reporting; and has an understanding of audit committee functions. Mr. Kelly acquired these attributes through education and experience consistent with the requirements of the Act.

The Audit Committee met four (4) times during the fiscal year ended December 31, 2017. All members of the Audit Committee attended at least 75% of the meetings of the committee during the fiscal year ended December 31, 2017.

The Company’s Board of Directors has adopted, and annually reviews, an Audit Committee Charter and Guidelines for Pre-Approval of Independent Auditor Services. As indicated above, a copy of the Company’s Audit Committee Charter is available on the Company’s website at:

www.falconstor.com/page/545/board-committees.

Compensation Committee

The Compensation Committee currently consists of Messrs. Hale (Chair), Kelly and Rudolph. The Compensation Committee is appointed by the Board (i) to discharge the responsibilities of the Board relating to compensation of the Company’s executives, (ii) to produce the annual report that is required by the rules of the SEC to be included in the Company’s annual proxy statement, and (iii) to administer, and to approve awards under, the Company’s equity-based compensation plans for employees. Under the Compensation Committee Charter, all members of the Compensation Committee are required to be “independent” as defined in the Nasdaq Standards. The Board has determined that all of the current members of the Compensation Committee are “independent” under these standards.

At the end of each fiscal year, the Compensation Committee meets to review the performance of executive officers and employee Board members under those programs and award bonuses thereunder. At that time, the Compensation Committee may also adjust base salary levels for executive officers and employee Board members. The Compensation Committee also meets when necessary to administer our stock incentive plan.

The Compensation Committee has determined and reviewed the value and forms of compensation for our Named Executive Officers and other officers based on the committee members’ knowledge and experience, competitive proxy and market compensation information and management recommendations. The Compensation Committee retained Compensation Strategies, Inc. (“CSI”) in February 2017, to provide executive and Director compensation consulting services. CSI provided benchmark compensation information for the NEO positions and Directors from a peer group of companies. The benchmarking information obtained from CSI was used in establishing compensation for our NEOs and Directors for 2017. The Compensation Committee does not delegate its authority to review, determine and recommend, as applicable, the forms and values of the various elements of compensation for executive officers and directors. The Compensation Committee does delegate to Company management the implementation and record-keeping functions related to the various elements of compensation it has approved.

The Compensation Committee met six (6) times during the fiscal year ended December 31, 2017. All members of the Compensation Committee attended at least 75% of the meetings of the committee during the fiscal year ended December 31, 2017.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Messrs. Hale (Chair), Kelly, Rudolph and Miller. The Nominating and Corporate Governance Committee is appointed by the Board: (i) to identify individuals qualified to become Board members, (ii) to recommend to the Board director candidates for each annual meeting of stockholders or as necessary to fill vacancies and newly created directorships and (iii) to perform a leadership role in shaping the Company’s corporate governance policies, including developing and recommending to the Board a set of corporate governance principles. Under the Nominating and Corporate Governance Committee Charter, all members of the Nominating and Corporate Governance Committee are required to be “independent” as defined in the Nasdaq Standards. The Board has determined that all of the current members of the Nominating and Corporate Governance Committee are “independent” under these standards.

The Nominating and Corporate Governance Committee met two (2) times during the fiscal year ended December 31, 2017. All members of the Nominating and Corporate Governance Committee attended at least 75% of the meetings of the committee during the fiscal year ended December 31, 2017.

Nominating Procedures and Director Qualifications

The Nominating and Corporate Governance Committee has adopted the following policies regarding nominations and director qualifications:

I.	Consideration of Nominees Recommended by Stockholders

The Committee recognizes that qualified candidates for nomination for director can come from many different sources, including from the Company’s stockholders. The Committee will therefore consider any nominee who meets the minimum qualifications set forth below.

To propose a nominee, a stockholder must provide the following information:

1.	The stockholder’s name and, if different, the name of the holder of record of the shares.
2.	The stockholder’s address and telephone number.
3.	The name of the proposed nominee.
4.	The address and phone number of the proposed nominee.
5.	A listing of the proposed nominee’s qualifications.
6.	A statement by the stockholder revealing whether the proposed nominee has assented to the submission of her/his name by the stockholder.
7.	A statement from the stockholder describing any business or other relationship with the nominee.
8.	A statement from the stockholder stating why the stockholder believes the nominee would be a valuable addition to the Company’s Board of Directors.

The stockholder should submit the required information to:

Nominating and Corporate Governance Committee
c/o Chief Financial Officer
FalconStor Software, Inc.
823 Congress Ave.
Suite 1300
Austin, TX 78701

With a copy to:

Director Human Resources
FalconStor Software, Inc.
823 Congress Ave.
Suite 1300
Austin, TX 78701

If any information is missing, the proposed nominee will not be considered.

II.	Qualifications for Candidates

The Committee believes that the Company and its stockholders are best served by having directors from diverse backgrounds who can bring different skills to the Company. It is therefore not possible to create a rigid list of qualifications for director candidates. However, absent unique circumstances, the Committee expects that each candidate should have the following minimum qualifications:

•	Substantial experience with technology companies. This experience may be the result of employment with a technology company or may be gained through other means, such as financial analysis of technology companies;
•	The highest level of personal and professional ethics, integrity and values;
•	An inquiring and independent mind;
•	Practical wisdom and mature judgment;
•	Expertise that is useful to the Company and complementary to the background and experience of other Board members, so that an optimal balance of Board members can be achieved and maintained;
•	Willingness to devote the required time to carrying out the duties and responsibilities of Board membership;
•	Commitment to serve on the Board for several years to develop knowledge about the Company’s business;
•	Willingness to represent the best interests of all stockholders and to objectively appraise management performance; and
•	Involvement only in activities or interests that do not conflict with the director’s responsibilities to the Company and its stockholders.

At any time, the Committee may be looking for director candidates with certain qualifications or skills to replace departing directors or to complement the skills of existing directors and to add to the value of the Board of Directors.

III.	Identification and Evaluation of Candidates

Candidates for director may come from many different sources including, among others, recommendations from current directors, recommendations from management, third-party search organizations, and stockholders.

In each instance, the Committee will perform a thorough examination of the candidate. An initial screening will be performed to ensure that the candidate meets the minimum qualifications set forth above and has skills that would enhance the Board of Directors. Following the initial screening, if the candidate is still viewed as a potential nominee, the Committee will perform additional evaluations including, among other things, some or all of the following: Detailed resume review; personal interviews; interviews with employer(s); and interviews with peer(s).

All candidates will be reviewed to determine whether they meet the independence standards of the Nasdaq Standards. Failure to meet the independence standards may be a disqualifying factor based on the Board of Director’s composition at the time. Even if failure to meet the independence standards is not by itself disqualifying, it will be taken into account by the Committee in determining whether the candidate would make a valuable contribution to the Board of Directors.

Contacting the Board of Directors

Stockholders and others may contact the Company’s Board of Directors by sending a letter to:

Board of Directors
FalconStor Software, Inc.
823 Congress Avenue, Suite 1300
Austin, Texas 78701

or by clicking on the “Contact FalconStor’s Board of Directors” link on the Company Corporate Governance home page at:

www.falconstor.com/page/540/board-of-directors.

Communications directed to the Board of Directors are screened by the Company’s Finance and/or Investor Relations departments. Routine requests for Company information are handled by the appropriate Company department. Other communications are reviewed to determine if forwarding to the Board of Directors is necessary or appropriate. The Board of Directors receives a quarterly summary of all communications that are not forwarded to the Board’s attention. All communications are kept on file for one year for any director who wishes to view them.

MANAGEMENT

Executive Officers of the Company

The following table contains the names, positions and ages of the executive officers of the Company who are not directors.

Name	Position	Age
Todd Brooks	Chief Executive and President	53
Brad Wolfe	Executive Vice President, Chief Financial Officer and Treasurer	58

Todd Brooks is the Company’s Chief Executive Officer. Prior to joining the Company, Mr. Brooks was the Chief Operating Officer at Aurea Software, and CEO of Update Software, a publicly traded company in Europe. Previously, Mr. Brooks was the Chief Operating Officer at Trilogy where he was responsible for the strategic and operational leadership of the firm’s Automotive, Financial Services and Telecom, Technology & Media business units. Earlier in his career, Mr. Brooks co-founded and managed two technology consulting firms, including eFuel, an early innovator and leader in logistics optimization software for the automotive industry. In addition, Mr. Brooks held leadership roles at FedEx. Mr. Brooks earned a Bachelor’s of Science degree in Aerospace and Ocean Engineering from Virginia Tech, and currently serves on the Advisory Board at Virginia Tech’s Apex Center for Innovation and Entrepreneurship.

Brad Wolfe is the Company’s Chief Financial Officer. Prior to joining the Company, Mr. Wolfe served as Chief Financial Officer for Asure Software (NASDAQ: ASUR) from October 2014 to July 2017. Prior to joining Asure Software, Mr. Wolfe spent most of the last 14 years with DCI Group and their related entities and investments, a private equity and investment organization, where he served in consulting, office and executive finance and operational roles for the firm’s subsidiary and portfolio companies to promote their growth and profitability. Before that, he was Chief Financial Officer and Executive Vice President at AON Corporation, a Fortune 200 company. He holds an MBA degree from Northwestern University’s Kellogg School of Business, a J.D. degree from the Kent Law School executive program, and a B.B.A. degree in accounting and information systems from Southern Methodist University.

Code of Ethics

The Company adopted a Code of Ethics that applies to the Company’s principal executive, financial and accounting officers. The Code of Ethics is available at:

http://www.falconstor.com/page/543/Code-of-ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and NASDAQ. These officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and NASDAQ.

Based solely on our review of the copies of the forms we have received, we believe that all our officers, directors and greater than ten percent beneficial owners complied on a timely basis with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2017.

Item 11.	Executive Compensation

This section discusses the compensation for our current and former Chief Executive Officers and Chief Financial Officers (each a “Named Executive Officer” or “NEO”). We had no other Named Executive Officers during the fiscal year ended December 31, 2017.

Summary Compensation Table

The following table sets forth certain compensation paid or accrued during the Company’s past two fiscal years for the Company’s (i) President and Chief Executive Officer, (ii) two former President and Chief Executive Officers, and (iii) two former Executive Vice President, Chief Financial Officer and Treasurers. None of Messrs. Brooks, Oseth or McClain was employed by the Company in 2016. With the exception of Mr. Oseth, “All Other Compensation” below consists of certain tax benefits paid by the Company on behalf of the NEOs.

Name	Year	Salary	Bonus		Stock Awards (5)		Option Awards (5)		All Other Compensation	Total
Todd Brooks President and Chief Executive Officer (Principal Executive Officer)	2017	$132,238	$17,500		$—		$—		$518	$150,256
Todd Oseth Former President and Chief Executive Officer (1)	2017	$29,167	$—		$—		$—		$176,128	$176,256
Gary Quinn	2017	$305,543	$—		$—		$—		$1,451	$306,994
Former President and Chief Executive Officer (2)	2016	$475,000	$—		$275,563	(7)	$—		$—	$750,563
Patrick McClain Former Executive Vice President, Chief Financial Officer and Treasurer (3)	2017	$91,845	$10,000		$—		$—		$1,336	$103,181
Daniel Murale	2017	$162,238	$—		$—		$—		$306	$162,544
Former Executive Vice President, Chief Financial Officer and Treasurer (4)	2016	$182,308	$24,500	(6)	$—		$91,500	(8)	$—	$298,308

(1)	Mr. Oseth resigned from all his positions with the Company effective as of August 15, 2017. All Other Compensation for Mr. Oseth consists of a severance payment of $175,000 plus certain taxable benefits payable by the Company.
11

(2)	Mr. Quinn resigned from all his positions with the Company effective as of July 1, 2017.
(3)	Mr. McClain resigned as Chief Financial Officer of the Company effective as of April 9, 2018 and transitioned into a senior advisor role in continued support of the Company’s strategic plan execution.
(4)	Mr. Murale resigned from all his positions with the Company effective as of August 28, 2017.
(5)	Please refer to Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for further information relating to all share-based awards.
(6)	The Bonus paid to Mr. Murale during 2016 was paid prior to his appointment as Vice President of Finance and Interim Chief Financial Officer and was made under the 2015 employee bonus plan.
(7)	On February 12, 2016, the Company granted 78,125 shares of restricted stock to Mr. Quinn which were forfeited. Such shares related to the 2016 cash related targets and revenue/billings related targets of the April 1, 2014 restricted stock award granted to Mr. Quinn, which were determined to be granted on February 12, 2016, the date the 2016 annual performance criteria were set. In addition, the Company granted a restricted stock award of 100,000 shares to Mr. Quinn on February 18, 2016, of which 33,000 shares vested and 67,000 shares were forfeited. The restricted stock was granted on a discretionary basis and are subject to a three-year vesting period. Thirty-three percent of the options vest on each of the first two anniversaries of the grant and thirty-four percent of the options vest on the third anniversary of the grant. The dollar amounts in the table represent the total grant date fair value of the 178,125 shares granted in 2016 in accordance with the authoritative guidance issued by the FASB on stock compensation.
(8)	On February 18, 2016, the Company granted options to purchase 50,000 shares at an exercise price of $1.49 per share to Mr. Murale and on November 4, 2016, the Company granted options to purchase 200,000 shares at an exercise price of $0.55 per share to Mr. Murale. The stock options were granted on a discretionary basis and are subject to a three-year vesting period. Thirty-three percent of the options vest on each of the first two anniversaries of the grant and thirty-four percent of the options vest on the third anniversary of the grant. The dollar amounts in the table represent the total grant date fair value of the 250,000 shares granted in 2016 in accordance with the authoritative guidance issued by the FASB on stock compensation. These options were forfeited in connection with Mr. Murale’s resignation.

Narrative Discussion to Summary Compensation Table

Todd Brooks

In connection with Mr. Brooks’ appointment as Chief Executive Officer, the Board approved an offer letter to Mr. Brooks (the “Brooks Offer Letter”), which was executed on August 14, 2017. The Brooks Offer Letter provides that Mr. Brooks is entitled to receive an annualized base salary of $350,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Brooks will also be eligible for a cash bonus of $17,500 for any quarter that is free cash flow positive on an operating basis and additional incentive compensation of an annual bonus of up to $200,000, subject to attainment of performance objectives to be mutually agreed upon and established.

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

Other Named Executive Officers

Prior to their resignations, we had employment agreements with each of Messrs. Oseth, Quinn and McClain. Such employment agreements were used by the Company to establish key elements of the agreement between the Company and each such Named Executive Officer, including the proposed minimum period of employment and the fundamental elements of compensation. The agreements also facilitated the creation of covenants, such as those regarding competition during and after the employment period or limitations on the reasons for which each such Named Executive Officer could have been terminated, that would not otherwise be part of the employment relationship.

Mr. Murale was an employee at will.

Outstanding Equity Awards at Fiscal Year End 2017

There were no equity awards to the Company’s NEOs outstanding as of December 31, 2017.

Payments Upon Severance or Change in Control

Severance Agreements

On June 14, 2017, the Company accepted the resignation of Gary Quinn from his position as Chief Executive Officer and President and as a Director of the Company effective July 1, 2017. In connection with Mr. Quinn’s departure, on June 14, 2017 the Company and Mr. Quinn entered into a Separation Agreement and General Release pursuant to which the Company will, among other things, pay Mr. Quinn his current salary through July 24, 2017 and any COBRA expenses through January 31, 2019 to the extent that Mr. Quinn’s health insurance is not covered by the health insurance plan of another entity.

On August 14, 2017, the Company accepted the resignation of Todd Oseth from his position as Chief Executive Officer and President of the Company. In connection with Mr. Oseth’s departure, on August 15, 2017 the Company and Mr. Oseth entered into a Separation Agreement and General Release pursuant to which the Company, among other things, paid Mr. Oseth his current salary through March 1, 2018 and any COBRA expenses through February 15, 2018 to the extent that Mr. Oseth’s health insurance was not covered by the health insurance plan of another entity.

On August 14, 2017, the Company accepted the resignation of Daniel Murale from his position as Executive Vice President, Chief Financial Officer and Treasurer of the Company, effective as of August 28, 2017. In connection with Mr. Murale’s departure, on August 16, 2017 the Company and Mr. Murale entered into a Separation Agreement and General Release pursuant to which the Company, among other things, paid Mr. Murale his current salary for four weeks and any COBRA expenses for six months to the extent that Mr. Murale’s health insurance was not covered by the health insurance plan of another entity.

On April 5, 2018, the Company accepted the resignation of Patrick McClain from his positions as Executive Vice President, Chief Financial Officer and Treasurer of the Company effective April 9, 2018. Mr. McClain is assisting in the transition of the Chief Financial Officer role and has transitioned into a senior advisor role in the Company. In connection with Mr. McClain’s departure, on April 11, 2018 the Company and Mr. McClain entered into a Separation and Transition Agreement and General Release pursuant to which the Company will, among other things, pay Mr. McClain his current salary until August 31, 2018 and any COBRA expenses until December 31, 2018 to the extent that Mr. McClain’s health insurance is not covered by the health insurance plan of another entity.

Report on Repricing of Options

None of the stock options granted under any of the Company’s plans were repriced in the fiscal year ended December 31, 2017.

Equity Compensation Plan Information

The Company currently does not have any equity compensation plans not approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)(a)	Weighted-average exercise price of outstanding options, warrants and rights (1)(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)(c)
Equity compensation plans approved by security holders	16,434,296	$0.26	20,209,128

(1)	As of December 31, 2017 we had 20,209,128 shares of our Common Stock reserved for issuance under our stock plans with respect to options (or restricted stock or restricted stock units) that have not been granted. In addition, if, on July 1st of any calendar year in which our 2016 Plan is in effect, the number of shares of stock to which options may be granted is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2016 Plan shall be increased so that the number equals five percent (5%) of the shares of stock outstanding.

Director Compensation

Directors who are also employees receive no compensation for serving on the Company’s Board of Directors. Non-employee directors are reimbursed for all travel and other expenses incurred in connection with attending Board and Committee meetings.

Each of Messrs. Kelly, Miller and Rudolph received $27,500 in Directors fees in 2018 in connection with their service as a Director in 2017. The Company has not paid Mr. Hale any fees in connection with his service as a Director in 2017. In 2018, the Company increased the fees payable to its Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning ownership of the Company’s Common Stock outstanding at April 30, 2018, by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock, (ii) each director and nominee for director, (iii) each of the Named Executive Officers identified in the summary compensation table, and (iv) all directors, nominees for director and executive officers of the Company as a group.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Class (2)
Martin Hale, Hale Fund Management, LLC Hale Capital Management, LP, Hale Capital Partners, LP, HCP-FVA, LLC (3)	54,946,024	54.8%
ESW Capital, LLC (4)	6,399,361	6.5%
Michael P. Kelly (5)	217,390	*
Barry Rudolph (6)	140,080	*
William Miller (7)	139,448	*
Todd Brooks	--	0%
Brad Wolfe	--	0%
All Directors, Nominees for Director
and Executive Officers as a Group (8)
(6 persons)	55,492,942	56.7%
Patrick McClain (9)	--	0%

*Less than one percent

(1)	A person is deemed to be the beneficial owner of voting securities over which the person has voting power or that can be acquired by such person within 60 days after April 30, 2018 upon the exercise of options, warrants or convertible securities, or upon the lapse or the removal of all restrictions on shares of restricted stock. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and that are currently exercisable (i.e., that are exercisable within 60 days from April 30, 2018) have been exercised. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.
(2)	Based upon shares of Common Stock outstanding at April 30, 2018, of 97,934,091.
15

(3)	Based on information contained in Forms 4 and a report on Schedule 13D/A filed by Mr. Hale, Hale Fund Management, LLC (“Fund Management”), Hale Capital Management, LP (“Capital Management”), Hale Capital Partners, LP (“Hale Capital”), and HCP-FVA on March 6, 2018. Consists of (i) 54,820,992 shares of Common Stock held by Hale Capital and HCP-FVA, and (ii) 175,032 shares of restricted stock held by Mr. Hale for the benefit of Hale Capital. In addition, HCP-FVA holds 900,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), which equates to 8,781,516 shares of Common Stock on an as-converted basis (without giving effect to the 9.99% blocker contained in the Certificate of Designations), held by HCP-FVA, and equates to 7,317,073 shares of Common Stock on an as-converted voting basis, which have currently been excluded from beneficial ownership because the Company does not have sufficient authorized capital. The Company intends to increase its authorized capital at its next annual meeting of stockholders. Also excludes 366,990,000 shares of Common Stock issuable upon the exercise of warrants held by HCP-FVA subject to the increase in the Company’s authorized Common Stock. Each of Mr. Hale, Fund Management, Capital Management and Hale Capital disclaims beneficial ownership of such shares of Common Stock except to the extent of his or its pecuniary interest. The address of Mr. Hale, Fund Management, Capital Management, Hale Capital and HCP-FVA is 17 State Street, Suite 3230, New York, NY 10004.
(4)	Based on information contained in a report on Schedule 13G filed by ESW Capital, LLC and Joseph A. Liemandt on August 28, 2017. Mr. Liemandt is the sole voting member of ESW Capital, LLC and disclaims beneficial ownership of such shares of Common Stock except to the extent of his pecuniary interest. The address of Mr. Liemandt and ESW Capital, LLC is 401 Congress Ave., Suite 2650, Austin, TX 78701.
(5)	Based on information contained in Forms 3 and 4 filed by Mr. Kelly and certain other information. Consists of 217,390 shares of Common Stock held by Mr. Kelly.
(6)	Based on information contained in Forms 3 and 4 filed by Mr. Rudolph and certain other information. Consists of 140,080 shares of Common Stock held by Mr. Rudolph.
(7)	Based on information contained in Forms 3 and 4 filed by Mr. Miller and certain other information. Consists of (i) 136,848 shares of Common Stock held by Mr. Miller and (ii) 2,600 shares of Common Stock held by PV Strategies LLC, a hedge fund managed by Miller Investment Management LLC, a registered investment adviser of which Mr. Miller is a principal. Mr. Miller, as a principal of Miller Investment Management LLC, may be deemed the beneficial owner of shares owned by PV Strategies LLC. Mr. Miller disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(8)	Consists of shares of Common Stock held by all directors and executive officers as a group and 54,820,992 shares held by HCP-FVA.
(9)	Mr. McClain resigned as Chief Financial Officer effective April 9, 2018 and transitioned into a senior advisor role in continued support of the Company’s strategic plan execution.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company’s Board of Directors has recognized that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof). The Board therefore adopted a policy to be followed in connection with all related party transactions involving the Company.

A.       Identification of Related Transactions

Under the policy, any “Related Party Transaction” shall be consummated or shall continue only if:

1.	the Audit Committee approves or ratifies such transaction in accordance with the guidelines set forth in the policy and if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party; or
2.	the transaction is approved by the disinterested members of the Board of Directors; or
3.	the transaction involves compensation approved by the Company’s Compensation Committee.

For purposes of the policy, a “Related Party” is:

1.	a senior officer (which includes at a minimum each executive officer) or director of the Company; or
2.	a shareholder owning in excess of five percent of the Company (or its controlled affiliates); or
3.	a person who is an immediate family member of a senior officer or director; or
4.	an entity which is owned or controlled by someone listed in 1, 2 or 3 above, or an entity in which someone listed in 1, 2 or 3 above has a substantial ownership interest or control of such entity.

For purposes of the policy, a “Related Party Transaction” is a transaction between the Company and any Related Party (including any transactions requiring disclosure under Item 404 of Regulation S-K under the Exchange Act), other than:

1.	transactions available to all employees generally; and
2.	transactions involving less than $5,000 when aggregated with all similar transactions.

B.       Audit Committee Approval

The Board of Directors determined that the Audit Committee of the Board is best suited to review and approve Related Party Transactions. Accordingly, at each calendar year’s first regularly scheduled Audit Committee meeting, management recommends Related Party Transactions to be entered into by the Company for that calendar year, including the proposed aggregate value of such transactions if applicable. After review, the Audit Committee approves or disapproves such transactions and at each subsequently scheduled meeting, management updates the Audit Committee as to any material change to those proposed transactions.

In the event management recommends any further Related Party Transactions subsequent to the first calendar year meeting, such transactions may be presented to the Audit Committee for approval or preliminarily entered into by management subject to ratification by the Committee; provided that if ratification is not forthcoming, management shall make all reasonable efforts to cancel or annul such transaction.

C.       Corporate Opportunity

The Board recognizes that situations may exist where a significant opportunity may be presented to management or a member of the Board of Directors that may equally be available to the Company, either directly or via referral. Before such opportunity may be consummated by a Related Party (other than an otherwise unaffiliated 5% stockholder), such opportunity shall be presented to the Board of Directors of the Company for consideration.

D.       Disclosure

All Related Party Transactions are to be disclosed in the Company’s applicable filings as required by the Securities Act of 1933 and the Exchange Act and related rules. Furthermore, all Related Party Transactions shall be disclosed to the Audit Committee of the Board and any material Related Party Transaction shall be disclosed to the full Board of Directors.

E.       Other Agreements

Management assures that all Related Party Transactions are approved in accordance with any requirements of the Company’s financing agreements.

Related Party Transactions Reviewed During 2016 and 2017

William Miller, a member of the Company’s Board of Directors effective December 16, 2016, is the Chairman and Chief Executive Officer of X-IO Technologies, Inc. (“X-IO Technologies”), an enterprise storage company. For the years ended December 31, 2016 and 2017, the Company sold product to X-IO Technologies totaling $141,535 and $45,865, respectively.

Martin M. Hale, Jr., a member of the Company’s Board of Directors, is the sole owner and Chief Executive Officer of the entity that is the general partner of HCP-FVA, the holder of all of the Company’s Series A Preferred Stock. The Series A Preferred Stock was purchased by Hale Capital, of which Mr. Hale is the Chief Executive Officer, pursuant to a September 16, 2013 stock purchase agreement with the Company at a time when Mr. Hale was not a director of the Company. Under the terms of the Certificate of Designations, the holders of the Series A Preferred Stock are entitled, as a group, to nominate and to elect up to two directors so long as at least 85% of the Company’s Series A Preferred Stock is outstanding. HCP-FVA, the sole holder of the Series A Preferred Stock, nominated and elected Mr. Hale in September 2013 and Michael P. Kelly on October 29, 2014, to the Company’s Board of Directors.

On November 17, 2017, HCP-FVA provided a commitment letter to the Company agreeing to finance up to $3 million to the Company (the “Commitment”) on the terms, and subject to the conditions, set forth in that certain commitment letter. As part of that Commitment, on November 17, 2017, the Company entered into a Loan and Security Agreement with Lender and certain other loan parties named therein, pursuant to which the Lender made a short term loan to the Company in the principal amount of $500,000 payable on May 17, 2018 (the “Bridge Loan”). In connection with the Bridge Loan, the Company issued HCP-FVA Backstop Warrants to purchase 13,859,128 shares of Common Stock.

On February 23, 2018, we closed on the Commitment from HCP-FVA to purchase up to $3 million of Units (as defined below) from the Company to backstop a proposed private placement of Units to certain eligible stockholders of the Company (the “Financing”). HCP-FVA subscribed for the full $3 million of Units (at the Company’s election) in the Commitment by payment of $2.5 million in cash and the conversion of the Bridge Loan into Units.

In the Financing, the Company intends to offer to the Company’s stockholders as of November 17, 2017 who are accredited investors the opportunity to purchase up to a total of 40 million Units (inclusive of subscriptions by HCP-FVA). The Financing is expected to close on or before September 23, 2018, and documentation relating to the Financing will be provided to prospective investors subsequent to the Annual Meeting. Each Unit is expected to consist of the following (each, a “Unit”):

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

The Amended and Restated Loan Agreement has customary representations, warranties and affirmative and negative covenants. The negative covenants include financial covenants by the Company to (i) maintain minimum cash denominated in U.S. dollars plus accounts receivable outstanding for less than 90 days of $2 million, and (ii) until the consummation of the Financing with eligible stockholders (other than HCP-FVA), not permit a variance of more than 10% of net cash flow from the amounts set forth in a rolling weekly detailed budget through the second fiscal quarter of 2018, agreed upon at the signing of the Amended and Restated Loan Agreement. The Amended and Restated Loan Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants, bankruptcy events and a change of control. In the case of an event of default, as administrative agent under the Amended and Restated Loan Agreement, HCP-FVA may (and upon the written request of lenders holding in excess of 50% of the Term Loan, which must include HCP-FVA, is required to accelerate payment of all obligations under the Amended and Restated Loan Agreement, and seek other available remedies.

Under the Amended and Restated Loan Agreement, the Company also agreed to use its commercially reasonable efforts to obtain, as soon as practicable, the approval of its stockholders to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock in order to permit the exercise of the Financing Warrants issuable in the Financing. HCP-FVA agreed that, prior to the record date for the Company’s 2018 Annual Meeting, HCP-FVA would exercise any Financing Warrants and any Backstop Warrants (as defined below) for which the Company had sufficient authorized capital and would vote the Common Stock it receives upon such exercise in favor of increasing the number of authorized shares of the Company’s common stock.

As part of the Commitment, Hale Capital also agreed to postpone the date of the optional redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a redemption right.

In exchange for serving as the backstop for the Financing, upon the closing of the Commitment, HCP-FVA received warrants to purchase 41,577,382 shares of the Company’s Common Stock for a nominal exercise price (the “Backstop Warrants”), in addition to the 13,859,128 Backstop Warrants issued to HCP-FVA in connection with the making of the Bridge Loan. If eligible stockholders (other than HCP-FVA) subscribe for and purchase more than fifty percent (50%) of the Units in the Financing on the terms and conditions set forth in Section 10.13 of the Amended and Restated Loan Agreement and Schedule 10.13 thereto, then 66.66% of the number of shares of Common Stock issued to HCP-FVA in respect of the Backstop Warrants issued upon the closing of the Commitment (or, if the Backstop Warrants issued upon the closing of the Commitment have not then been exercised, issuable to HCP-FVA) upon exercise of such Backstop Warrants, as determined on a post-cashless exercise basis, shall be cancelled (and, if such Backstop Warrants have been exercised on a non-cashless exercise basis, the Company shall reimburse HCP-FVA for the cash exercise price paid in respect of the cancelled warrant shares). The Backstop Warrants are in addition to the Financing Warrants issuable in the Financing. In consideration for HCP-FVA’s subscription of $3 million of Units, HCP-FVA was issued Financing Warrants to purchase 366,990,000 shares of the Company’s Common Stock for a nominal exercise price. The Financing Warrants are not exercisable until receipt of stockholder approval of increasing the number of authorized shares of the Company’s common stock.

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

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

Fees for services rendered by BDO USA, LLP (“BDO”) for the years 2017 and 2016 are as follows:

Audit Fees: Fees billed for professional services rendered by BDO for the audit of the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2017 and 2016 and the reviews of the interim condensed consolidated financial statements included in the Company’s Form 10-Qs during such fiscal years. These fees also include (i) statutory audits of certain Company subsidiaries, (ii) audit of internal control over financial reporting, required under Section 404 of the Act, and (iii) consent fees.

Tax Fees: Fees billed for tax-related services for certain Company subsidiaries rendered by BDO in 2017 and 2016 to the Company.

Audit Related Fees: None

All Other Fees: Fees billed for professional services rendered by BDO related to certain proxy disclosure calculations for 2017 and 2016.

The approximate fees for each category were as follows:

	Years Ended December 31,
Description	2017	2016
Audit Fees	$310,000	$372,109
Audit Related Fees	$—	$—
Tax Fees	$—	$1,914
All Other Fees	$—	$6,454

The Audit Committee has considered whether the provision by BDO of the services covered by the fees other than the audit fees was compatible with maintaining BDO’s independence and believes that it was compatible.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FalconStor Software, Inc.

By	/s/ Todd Brooks
Todd Brooks President and Chief Executive Officer (principal executive officer)

Date: April 30, 2018

INDEX TO EXHIBITS

The Index to Exhibits previously filed in the Original Filing remains in effect with the exception of the addition of the following exhibits, filed herewith:

Exhibit No.	Exhibit
31.3*	Certification of the Chief Executive Officer
31.4*	Certification of the Chief Financial Officer

*	Filed herewith.