Form 10-Q
period 2018-03-31
FALCONSTOR SOFTWARE INC
filed 2018-05-18
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                 to
Commission File Number:  000-23970

FALCONSTOR SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0216135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

823 Congress Ave, Suite 1300, Austin, TX	78701
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of April 30, 2018 was 97,937,491.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,563,260	$1,011,472
Accounts receivable, net of allowances of $292,490 and $354,542, respectively	3,118,556	4,168,015
Prepaid expenses and other current assets	1,415,950	1,244,494
Contract assets, net	1,624,533	—
Total current assets	10,722,299	6,423,981
Property and equipment, net of accumulated depreciation of $18,033,288 and $17,926,959, respectively	557,799	636,112
Deferred tax assets, net	618,078	590,977
Software development costs, net	236,991	279,414
Other assets	966,867	992,760
Goodwill	4,150,339	4,150,339
Other intangible assets, net	134,628	141,631
Contract assets, net	1,786,369	—
Total assets	$19,173,370	$13,215,214
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,271,429	$1,092,864
Accrued expenses	2,622,150	4,376,235
Short-term loan, net of debt issuance costs and discounts	—	370,151
Deferred revenue, net	7,391,371	11,760,327
Total current liabilities	11,284,950	17,599,577
Other long-term liabilities	1,140,671	1,154,512
Notes payable, net	2,468,696	—
Warrant liability	4,143,000	—
Deferred tax liabilities, net	85,559	85,559
Deferred revenue, net	5,748,448	6,600,363
Total liabilities	24,871,324	25,440,011
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $10,312,112 and $9,000,000, respectively	8,747,789	9,000,000
Stockholders' deficit:
Common stock - $.001 par value, 100,000,000 shares authorized, 60,094,960 and 60,091,560 shares issued, respectively and 44,566,890 and 44,563,490 shares outstanding, respectively	60,090	60,090
Additional paid-in capital	166,063,948	168,637,157
Accumulated deficit	(121,492,776)	(130,930,284)
Common stock held in treasury, at cost (15,528,070 and 15,528,070 shares, respectively)	(57,032,917)	(57,032,917)
Accumulated other comprehensive loss, net	(2,044,088)	(1,958,843)
Total stockholders' deficit	(14,445,743)	(21,224,797)
Total liabilities and stockholders' deficit	$19,173,370	$13,215,214

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Revenue:
Product revenue	$1,933,944	$1,921,052
Support and services revenue	3,060,005	4,118,063
Total revenue	4,993,949	6,039,115
Cost of revenue:
Product	26,150	198,715
Support and service	728,888	1,253,916
Total cost of revenue	755,038	1,452,631
Gross profit	4,238,911	4,586,484
Operating expenses:
Research and development costs	1,004,698	2,294,863
Selling and marketing	1,193,550	2,050,542
General and administrative	1,654,940	1,621,551
Restructuring costs (benefit)	(173,263)	(236,302)
Total operating expenses	3,679,925	5,730,654
Operating income (loss)	558,986	(1,144,170)
Interest and other income, net	10,330	154,921
Income (Loss) before income taxes	569,316	(989,249)
Provision for income taxes	62,439	122,948
Net income (loss)	$506,877	$(1,112,197)
Less: Accrual of Series A redeemable convertible preferred stock dividends	243,167	204,575
Less: Deemed dividend on Series A redeemable convertible preferred stock	2,269,042	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	38,105	—
Net loss attributable to common stockholders	$(2,043,437)	$(1,316,772)
Basic net loss per share attributable to common stockholders	$(0.05)	$(0.03)
Diluted net loss per share attributable to common stockholders	$(0.05)	$(0.03)
Weighted average basic shares outstanding	44,564,094	44,088,352
Weighted average diluted shares outstanding	44,564,094	44,088,352

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$506,877	$(1,112,197)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation	(85,244)	(185,529)
Total other comprehensive income (loss), net of applicable taxes:	(85,244)	(185,529)
Total comprehensive income (loss)	$421,633	$(1,297,726)
Less: Accrual of Series A redeemable convertible preferred stock dividends	243,167	204,575
Less: Deemed dividend on Series A redeemable convertible preferred stock	2,269,042	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	38,105	—
Total comprehensive loss attributable to common stockholders	$(2,128,681)	$(1,502,301)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$506,877	$(1,112,197)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	179,755	316,241
Share-based payment compensation	(22,895)	397,152
Non-cash professional services expenses	—	48,262
Loss on disposal of fixed assets	—	63,774
Provision (benefit) for returns and doubtful accounts	(62,052)	29,651
Deferred income taxes (benefit)	—	23,936
Changes in operating assets and liabilities:
Accounts receivable	1,143,932	1,453,723
Prepaid expenses and other current assets	280,266	12,379
Contract assets	(253,648)	—
Other assets	7,610	(23,484)
Accounts payable	81,789	352,657
Accrued expenses and other long-term liabilities	(697,070)	(1,139,133)
Deferred revenue	47,785	(289,341)
Net cash provided by operating activities	1,212,349	133,620
Cash flows from investing activities:
Purchases of property and equipment	(1,809)	(44,123)
Capitalized software development costs	(16,185)	—
Security deposits	17,472	(23,536)
Purchase of intangible assets	(27,276)	(40,310)
Net cash used in investing activities	(27,798)	(107,969)
Cash flows from financing activities:
Payments for tax withholding for share-based compensation	—	(9,308)
Proceeds from issuance of long-term debt, net of issuance costs	2,358,627	—
Net cash provided by (used in) financing activities	2,358,627	(9,308)
Effect of exchange rate changes on cash and cash equivalents	8,610	23,892
Net increase in cash and cash equivalents	3,551,788	40,235
Cash and cash equivalents, beginning of period	1,011,472	3,391,528
Cash and cash equivalents, end of period	$4,563,260	$3,431,763
Supplemental disclosures:
Cash paid for interest	$7,101	$—
Cash paid for income taxes, net	$—	$47,411
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$243,167	$204,575
Warrant liability	$4,143,000	$—
Deemed dividend	$2,269,042	$—
Discount on preferred stock	$1,602,428	$—
Discount on notes payable	$288,504	$—

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

(b) Liquidity

As of March 31, 2018, we had a working capital deficiency of $0.6 million, which is inclusive of current deferred revenue of $7.4 million, and a stockholders' deficit of $14.4 million. During the three months ended March 31, 2018, we had net income of $0.5 million and positive cash flow from operations of $1.2 million. Our cash and cash equivalents at March 31, 2018 was $4.6 million, an increase of $3.6 million as compared to December 31, 2017.

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment in workforce.  The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced the Company’s workforce to approximately 81 employees at December 31, 2017.

On November 17, 2017, HCP-FVA, LLC (the “Lender” or "HCP-FVA") provided a commitment letter to the Company agreeing to finance up to $3 million to the Company (the “Commitment”) on the terms, and subject to the conditions, set forth in that certain commitment letter.  As part of that Commitment, on November 17, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Lender and certain other loan parties named therein, pursuant to which the Lender made a short term loan to the Company in the principal amount of $500,000 (the “Short Term Loan”).

On February 23, 2018, the Company closed on the Commitment and the Lender subscribed for the full $3 million of Units in the Commitment by payment of $2.5 million in cash and the conversion of the $500,000 Short Term Loan.  The $3 million term loan has an interest rate of prime plus 0.75% and a maturity date of June 30, 2021.  The Lender is an affiliate of Hale Capital Partners, LP (together, "Hale Capital") and the Company's largest shareholder through its ownership of Series A redeemable preferred stock ("Series A Preferred Stock"), and an affiliate of Martin Hale, a Director of the Company. As part of the Commitment, Hale Capital also agreed to postpone the date of the optional redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had triggered a redemption right. See Note (9) Notes Payable and Stock Warrants for further information.

We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements.

(c)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(d)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, share-based payment compensation, valuation of derivatives, capitalizable software development costs, valuation of goodwill and other intangible assets and income taxes. During the first quarter of 2018, the Company also had significant estimates in the determination of the fair value of Series A Preferred Stock, notes payable and warrants issued. Actual results could differ from those estimates.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 31, 2018, and the results of its operations for the three months ended March 31, 2018 and 2017. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K").

(f)  Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued new guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance replaces most existing revenue recognition guidance in GAAP in the United States and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted the new guidance as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous revenue guidance.

The most significant impact of the standard relates to our accounting for our term license revenue. Specifically, for Freestor software subscription licenses, revenue is now recognized at the time of delivery rather than ratably over the subscription period.

The adoption of the standard resulted in an increase to the opening balance of accumulated deficit of $8.9 million, related to the cumulative effect of a decrease in deferred revenue of $5.4 million, an increase in contract assets of $3.1 million from the upfront recognition of term licenses and the general requirement to allocate the transaction price on a relative stand-alone selling price, and an increase of $0.4 million in prepaid expenses and other current assets.

Following is a summary of the impact to the Company’s current financial results from adopting the new revenue recognition standard:

Statements of Operations	Under Previous Guidance	New Revenue Standard Adjustment	Under Current Accounting Guidance
Three Months Ended March 31, 2018
Product revenue	$1,667,484	$266,460	$1,933,944
Support and services revenue	3,247,123	(187,118)	3,060,005
Selling and marketing	1,158,721	34,829	1,193,550
Provision for income taxes	62,439	—	62,439
Net income	392,706	114,171	506,877
Net income attributable to common stockholders	(2,157,608)	114,171	(2,043,437)
Basic net income per share attributable to common stockholders	(0.05)	—	(0.05)
Diluted net income per share attributable to common stockholders	(0.05)	—	(0.05)

Balance Sheets	Under Previous Guidance	New Revenue Standard Adjustment	Under Current Accounting Guidance
March 31, 2018
Prepaid expenses and other current assets	1,036,979	378,971	1,415,950
Contract assets, net, current	$—	$1,624,533	$1,624,533
Contract assets, net, long-term	$—	$1,786,369	$1,786,369
Deferred revenue, net, current	12,407,725	(5,016,354)	7,391,371
Deferred tax liabilities, net	85,559	—	85,559
Deferred revenue, net, long-term	6,106,637	(358,189)	5,748,448
Accumulated deficit	(130,657,192)	9,164,416	(121,492,776)

Adoption of the revenue recognition standard had no impact to cash from or used in operating, financing, or investing on our condensed consolidated statements of cash flows.

See Note (2) Summary of Significant Accounting Policies for further details.

Statements of Cash Flows

In August 2016, the FASB issued new guidance on presentation and classification of eight specific items within the statement of cash flows, including (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. The Company has adopted this guidance and it did not have a significant impact on the Company's financial statements and related disclosures.

Employee Benefit Plans

In March 2017, the FASB issued new guidance on retirement benefits, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The income statement guidance requires application on a retrospective basis. This update is effective for public entities for annual periods beginning after December 15, 2017, including interim periods, with early adoption permitted, which for the Company will be the annual period ending December 31, 2018. The Company has adopted this guidance and it did not have a significant impact on the Company's financial statements and related disclosures.

Financial Assets and Financial Liabilities

In January 2016, the FASB issued new guidance on the recognition, measurement, presentation and disclosure of financial assets and financial liabilities. The standard (i) requires an entity to measure equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring an entity to perform a qualitative assessment to identify impairment, (iii) changes certain presentation and disclosure requirements related to financial assets and financial liabilities, and (iv) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The Company has adopted this guidance and it did not have a significant impact on the Company's financial statements and related disclosures.

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

(2) Summary of Significant Accounting Policies

The Company's significant accounting policies were described in Note (1) Summary of Significant Accounting Policies of the 2017 Form 10-K. There have been no significant changes in the Company's significant accounting policies since December 31, 2017, other than those noted below. For a description of the Company's other significant accounting policies refer to the 2017 Form 10-K.

Revenue from Contracts with Customers and Associated Balances

Nature of Products and Services

Licenses for on-premises software provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase perpetual licenses or subscribe to licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software. Revenue from distinct on-premises licenses is recognized upfront at the point in time when the software is made available to the customer. Revenue allocated to software maintenance and support services is recognized ratably over the contractual support period.

Hardware products consist primarily of servers and associated components and function independently of the software products and as such as accounted for as separate performance obligations. Revenue allocated to hardware maintenance and support services is recognized ratably over the contractual support period.

Professional services are primarily related to software implementation services and associated revenue is recognized upon customer acceptance.

Contract Balances

Timing of revenue recognition may differ from the timing of invoicing to customers. The Company records a contract asset or receivable when revenue is recognized prior to invoicing, or unearned revenue when revenue is recognized subsequent to invoicing. For perpetual licenses with multi-year product maintenance agreements, the Company generally invoices customers at the beginning of the coverage period. For multi-year subscription licenses, the Company generally invoices customers annually at the beginning of each annual coverage period. The Company records a contract asset related to revenue recognized for multi-year on-premises licenses as its right to payment is conditioned upon providing product support and services in future years.

The opening balance of accounts receivable, net of allowance for doubtful accounts, was $4.2 million as of January 1, 2018. There was no adjustment needed to accounts receivable for the cumulative effect of applying ASC 606 under the modified retrospective method. The opening balance of short and long-term contract assets, net of allowance for doubtful accounts, and adjusted for the cumulative effect of applying ASC 606 under the modified retrospective method, was $3.1 million as of January 1, 2018.

As of March 31, 2018 and December 31, 2017, accounts receivable, net of allowance for doubtful accounts, was $3.1 million and $4.2 million, respectively. As of March 31, 2018 and December 31, 2017, short and long-term contract assets, net of allowance for doubtful accounts, was $3.4 million and $0.0 million, respectively.

The allowances for doubtful accounts reflect the Company’s best estimates of probable losses inherent in the accounts receivable and contract assets’ balances. The Company determines the allowances based on known troubled accounts, historical experience, and other currently available evidence. Write-offs in the accounts receivable and contract assets allowance accounts for the three months ended March 31, 2018 were $0.4 million and $0.0 million, respectively.

Deferred revenue is comprised mainly of unearned revenue related maintenance and technical support on term and perpetual licenses. Maintenance and technical support revenue is recognized ratably over the coverage period. Deferred revenue also includes contracts for professional services to be performed in the future for which have been executed in advance and earn the revenue when the company transfers control of the product or service.

Changes in deferred revenue were as follows:

Three Months Ended March 31, 2018
Balance at December 31, 2017	$18,360,690
Cumulative effect of applying ASC 606 under the modified retrospective method*	(5,359,579)
Deferral of revenue	3,947,409
Recognition of revenue	(3,800,547)
Change in reserves	(8,154)
Balance at March 31, 2018	$13,139,819
*See Note (1) Basis of Presentation to our unaudited condensed consolidated financial statements for further information.

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $13.1 million as of March 31, 2018, of which the Company expects to recognize approximately 56% of the revenue over the next 12 months and the remainder thereafter.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts generally do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing its products and services, not to receive financing from our customers or to provide customers with financing. Examples include invoicing at the beginning of a subscription term with maintenance and support revenue recognized ratably over the contract period, and multi-year on-premises licenses that are invoiced annually with product revenue recognized upfront.
Significant Judgments
The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.
Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. For products and services aside from maintenance and support, the Company estimates SSP by adjusting the list price by historical discount percentages. SSP for software and hardware maintenance and support fees is based on the stated percentages of the fees charged for the respective products.
The Company’s perpetual and term software licenses have significant standalone functionality and therefore revenue allocated to these performance obligations are recognized at a point in time upon electronic delivery of the download link and the license keys.

Product maintenance and support services are satisfied over time as they are stand-ready obligations throughout the support period. As a result, revenues associated with maintenance services are deferred and recognized as revenue ratably over the term of the contract.
Revenues associated with professional services are recognized at a point in time upon customer acceptance.

Assets Recognized from Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that its sales commission program meets the requirements for cost capitalization. Total capitalized costs to obtain a contract were immaterial during the periods presented and are included in other current and long-term assets on our consolidated balance sheets. The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract with a customer when the amortization period would have been one year or less.

(3) Earnings Per Share

Basic earnings per share ("EPS") is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards, warrants and the Series A Preferred Stock outstanding.

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Stock options, warrants and restricted stock	424,492,410	6,653,115
Series A redeemable convertible preferred stock	8,781,516	8,781,516
Total anti-dilutive common stock equivalents	433,273,926	15,434,631

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended March 31,
	2018	2017
Numerator
Net income (loss)	$506,877	$(1,112,197)
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	243,167	204,575
Less: Deemed dividend on Series A redeemable convertible preferred stock	2,269,042	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	38,105	—
Net loss attributable to common stockholders	$(2,043,437)	$(1,316,772)
Denominator
Weighted average basic shares outstanding	44,564,094	44,088,352
Effect of dilutive securities:
Stock options, warrants and restricted stock	—	—
Series A redeemable convertible preferred stock	—	—
Weighted average diluted shares outstanding	44,564,094	44,088,352

EPS
Basic net loss per share attributable to common stockholders	$(0.05)	$(0.03)
Diluted net loss per share attributable to common stockholders	$(0.05)	$(0.03)

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Property and Equipment:
Gross carrying amount	$18,591,087	$18,563,071
Accumulated depreciation	(18,033,288)	(17,926,959)
Property and Equipment, net	$557,799	$636,112

For the three months ended March 31, 2018 and 2017, depreciation expense was $86,869 and $186,085, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Software development costs:
Gross carrying amount	$2,933,398	$2,917,215
Accumulated amortization	(2,696,407)	(2,637,801)
Software development costs, net	$236,991	$279,414

During the three months ended March 31, 2018 and 2017, the Company recorded $58,607 and $89,241, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,843,678	$3,816,402
Accumulated amortization	(3,709,050)	(3,674,771)
Net carrying amount	$134,628	$141,631

For the three months ended March 31, 2018 and 2017, amortization expense was $34,279 and $40,915, respectively.

(7) Share-Based Payment Arrangements

On March 31, 2018, the shares available for issuance under the FalconStor Software, Inc. 2016 Incentive Stock Plan (the "2016 Plan") totaled 3,191,300. Pursuant to the 2016 Plan, if, on July 1st of any calendar year in which the 2016 Plan is in effect, the number of shares of stock as to which options, restricted shares and restricted stock units may be granted under the 2016 Plan is less than five percent (5%) of the number of outstanding shares of stock, then the number of shares of stock available for issuance under the 2016 Plan is automatically increased so that the number equals five percent (5%) of the shares of stock outstanding. In no event shall the number of shares of stock subject to the 2016 Plan in the aggregate exceed twenty million shares, subject to adjustment as provided in the 2016 Plan. On July 1, 2017, the total number of outstanding shares of the Company’s common stock totaled 44,525,990. Pursuant to the 2016 Plan, the total shares available for issuance under the 2016 Plan thus increased 2,081,080 to 2,226,300 shares available for issuance as of July 1, 2017. In April 2018, the Board of Directors terminated the 2016 Plan.

The following table summarizes the plans under which the Company was able to grant equity compensation as of March 31, 2018:

	Shares	Shares Available	Shares	Last Date for Grant
Name of Plan	Authorized	for Grant	Outstanding	of Shares
FalconStor Software, Inc., 2016 Incentive Stock Plan	4,247,686	3,191,300	535,000	April 27, 2026
FalconStor Software, Inc., 2016 Outside Directors Equity Compensation Plan	1,000,000	993,400	—	April 27, 2019

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of March 31, 2018:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	1,446,000
FalconStor Software, Inc., 2013 Outside Directors Equity Compensation Plan	—	3,400
FalconStor Software, Inc., 2000 Stock Option Plan	—	81,500

Related to the aforementioned 2016 Plan, many share-based compensation awards were forfeited and the related expense reversed accordingly, resulting in negative expense in the period. The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Cost of revenue - Product	$—	$—
Cost of revenue - Support and Service	8,700	56,451
Research and development costs	22,606	129,715
Selling and marketing	7,932	56,540
General and administrative	(62,133)	202,708
	$(22,895)	$445,414

(8) Income Taxes

The Company’s provision for income taxes consists principally of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the three months ended March 31, 2018 and 2017, the Company recorded an income tax provision of $62,439. The effective tax rate for the three months ended March 31, 2018 was 11.0%. The effective tax differs from the statutory rate of 21% primarily related to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses. As of March 31, 2018, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company has not recorded any income tax expense as such amounts are fully offset with a valuation allowance.

For the three months ended March 31, 2017, the Company recorded an income tax provision of $122,948. The effective tax rate for the three months ended March 31, 2017 was (12.4%). The effective tax rate differs from the statutory rate of 35% primarily related to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses.

The Company’s total unrecognized tax benefits, excluding interest, at March 31, 2018 and December 31, 2017 were $180,202. As of March 31, 2018 and December 31, 2017, the Company had $86,041 and $82,508, respectively, of accrued interest.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of TCJA. The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

The Company’s accounting for the certain elements of the 2017 Tax Cuts and Jobs Act was incomplete as of the period ended December 31, 2017, and remains incomplete as of March 31, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017.

(9) Notes Payable and Stock Warrants

On November 17, 2017, HCP-FVA provided a commitment letter to the Company agreeing to finance up to $3 million to the Company on the terms, and subject to the conditions, set forth in that certain commitment letter, as further described below.  As part of that Commitment, on November 17, 2017, the Company entered into a Loan Agreement with Lender and certain other loan parties named therein, pursuant to which the Lender made the Short Term Loan to the Company in the principal amount of $500,000.

Pursuant to the terms of the Loan Agreement, the Short Term Loan was secured by all of the assets of the Company and guaranteed by each of the Company’s domestic subsidiaries.  The Short Term Loan beared interest at a rate equal to the prime rate plus 0.75%.  The Short Term Loan was due and payable on May 17, 2018, unless prepaid or satisfied through the issuance by the Company of units in a proposed private placement which will be offered to certain eligible stockholders existing on the date of the Loan Agreement.  Such units would consist of senior secured debt in the aggregate principal amount of the Short Term Loan and nominal warrants to purchase approximately 61,165,134 shares of the Company’s common stock, as further described below.

In consideration for making the Short Term Loan and Commitment, the Company issued a warrant to purchase 13,859,128 shares of common stock at an exercise price of $0.001 per share, which warrant has customary terms and conditions and permits cashless exercises (the “Initial Backstop Warrant”).  Upon the funding of all or any portion of the Commitment, the Company will issue an additional warrant (the “Additional Backstop Warrant” and, together with the Initial Backstop Warrant, the “Backstop Warrants”) to purchase 41,577,382 shares of common stock at an exercise price of $0.001 per share, which warrant shall be in substantially the same form as the Initial Backstop Warrant.  Fifty percent (50%) of the Backstop Warrants (or the shares of common stock issuable upon exercise thereof on a post-cashless exercise basis) are subject to cancellation in the event that more than half of the units in the Proposed Offering are purchased by eligible stockholders (other than Hale Capital).  The Backstop Warrants are in addition to the Financing Warrants described below.

On February 23, 2018, the Company closed on its previously-announced Commitment from HCP-FVA to purchase up to $3 million of Units (as defined below) from the Company to backstop a proposed private placement of Units to certain eligible stockholders of the Company (the “Financing”). HCP-FVA subscribed for the full $3 million of Units (at the Company’s election) in the Commitment by payment of $2.5 million in cash and the conversion of a $500,000 Short-Term Loan into Units.

In the Financing, the Company intends to offer to FalconStor stockholders as of November 17, 2017 who are accredited investors the opportunity to purchase up to a total of 40 million Units (inclusive of subscriptions by HCP-FVA). The Financing is expected to close on or before September 23, 2018, and documentation relating to the Financing will be provided to prospective investors subsequent to the Company's Annual Meeting of Stockholders which is currently scheduled to be held on June 22, 2018. Each Unit consists of the following (each, a “Unit”):

i.
$0.10 in senior secured debt (for a total of $4 million of senior secured debt assuming full subscription of the Financing), secured by all of the assets of the Company and guaranteed by each of the Company’s domestic subsidiaries, having an interest rate of prime plus 0.75% and a maturity date of June 30, 2021 (the “Term Loan”);

ii.
warrants to purchase 12.223 shares of the Company’s common stock for a nominal exercise price (for a total of 489.32 million shares assuming full subscription of the Financing) (the “Financing Warrants”); and

iii.
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

On February 23, 2018, in connection with HCP-FVA’s subscription in the Financing, the Company entered into an Amended and Restated Term Loan Credit Agreement, dated as of the same date (the “Amended and Restated Loan Agreement”), with HCP-FVA and certain other loan parties named therein setting forth the terms of the Term Loan. The Amended and Restated Loan Agreement amends and restates the Loan Agreement.

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

Under the Amended and Restated Loan Agreement, the Company also agreed to use its commercially reasonable efforts to obtain, as soon as practicable, the approval of its stockholders to amend the Company’s Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company’s common stock in order to permit the exercise of the Financing Warrants issuable in the Financing (the “Stockholder Approval”). HCP-FVA agreed that, prior to the record date for any Company stockholders meeting held in connection with the Stockholder Approval, HCP-FVA will exercise any Financing Warrants and any Backstop Warrants (as defined below) for which the Company has sufficient authorized capital and will vote the common stock it receives upon such exercise in favor of the Stockholder Approval.

As part of the Commitment, Hale Capital also agreed to postpone the date of the redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a redemption right.

In exchange for serving as the backstop for the Financing, upon the closing of the Commitment, HCP-FVA received Additional Backstop Warrants, Initial Warrants to purchase 41,577,382 shares of the Company’s common stock for a nominal exercise price, in addition to the 13,859,128 Backstop Warrants issued to HCP-FVA in connection with the making of the Short Term Loan. If eligible stockholders (other than HCP-FVA) subscribe for and purchase more than fifty percent (50%) of the Units in the Financing on the terms and conditions set forth in Section 10.13 of the Amended and Restated Loan Agreement and Schedule 10.13 thereto, then 66.66% of the number of shares of common stock issued to HCP-FVA in respect of the Backstop Warrants issued upon the closing of the Commitment (or, if the Backstop Warrants issued upon the closing of the Commitment have not then been exercised, issuable to HCP-FVA) upon exercise of such Backstop Warrants, as determined on a post-cashless exercise basis, shall be cancelled (and, if such Backstop Warrants have been exercised on a non-cashless exercise basis, the Company shall reimburse HCP-FVA for the cash exercise price paid in respect of the cancelled warrant shares). In consideration for HCP-FVA’s subscription of 3 million of Units, HCP-FVA was issued Financing Warrants to purchase 366,990,000 shares of the Company’s common stock for a nominal exercise price. The Financing Warrants are not exercisable until receipt of Stockholder Approval. On April 23, 2018, HCP-FVA exercised most of its Backstop Warrants on a cash-less basis and was issued 53,370,601 shares of the Company's common stock.

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

During FY 2017 and Q1 2018, FalconStor was unable to make its Series A Preferred Stock quarterly dividend payments, and was subject to mandatory redemption under the Series A Preferred Stock purchase agreement. In conjunction with the Long- Term Loan Commitment, Hale Capital agreed to postpone the date of the mandatory redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a mandatory redemption right (“Series A Mandatory Redemption Extension”). Accordingly, as a result of these changes, for accounting purposes, the Series A Preferred Stock is considered new Series A Preferred Stock.

As a result, the Company assessed whether the transaction was a troubled debt restructuring. Although the Company meets the criteria of a debtor experiencing financial difficulties as described above in Accounting Standards Code ("ASC") 470-60-55-8, Hale Capital has not granted a concession as defined in ASC 470-60-55-10 as the effective interest rate for both the Series A Preferred Stock and the Original Loan is higher following the restructuring of Series A Preferred Stock and Long-Term Debt compared to the interest rate immediately before the restructuring. Since no concession was granted, Troubled Debt Restructuring accounting guidance does not apply.

As part of the analysis, the present value of the cash flows under the terms of the new Series A Preferred Stock and loans are greater than 10% different than the present value of the old Series A Preferred Stock and loans cash flows, as such extinguishment treatment applies.

There is no beneficial conversion feature associated with the revised Series A Preferred Stock.

When preferred stock is extinguished, the issuer should include the gain or loss on extinguishment in its net income attributable to common shareholders used to calculate earnings per share, as described in ASC 260-10-S99-2.

When multiple instruments are issued in a single transaction, the total proceeds from the transaction should be allocated among the individual freestanding instruments identified. Since Hale Capital currently holds all of the debt and Series A Preferred, the restructuring is considered to be a capital transaction. As such the gain or loss is recorded in equity.
ASC 470-20-25-2 requires that debt or stock with detachable warrants issued in a bundled transaction with debt and equity proceeds be accounted for separately, based on the relative fair values of each instrument. The proceeds allocated to the Backstop Warrants and Financing Warrants are valued at $4,143,000.

Derivative treatment does not apply to the warrants issued in association with the restructuring based upon the warrants being penny warrants (pre-paid stock).
Warrants should be considered outstanding in earnings per share calculation if the Company is profitable to common shareholders; otherwise, warrants should be excluded as the effect would be antidilutive.
The Company has insufficient shares outstanding to accommodate the exercise of the Financing Warrants granted as detailed in the Background section above. ASC 480 "Distinguishing Liabilities from Equity" is referenced below to determine whether such warrants need to be recorded as liabilities or equity.
Warrant grants that do not have associated outstanding common shares, will be recorded as liabilities as the Company would be required to settle such obligations using cash settlement (deficient by 368,533,620 shares). Changes in the fair value of the liability from period to period should be reflected within earnings. When authorized shares are available, fair value of these warrants will be reclassified to equity. The Company’s warrant agreements contain standard antidilution language; therefore, they do not prevent a freestanding instrument from being considered indexed to the issuer’s own stock.

The initial transaction was recorded as follows:

At Inception	February 23, 2018
	Basis	Fair Value
Series A redeemable convertible preferred stock, net	$10,312,113	$8,709,684
Notes payable, net	2,728,778	2,457,249
Warrant liability	—	4,143,000
Total	$13,040,891	$15,309,933

Deemed dividend	$2,269,042

The Series A Preferred Stock consists of the following:

Series A redeemable convertible preferred stock principal balance	9,000,000
Accrued dividends	1,312,112
Discount	(1,602,428)
Total Series A redeemable convertible preferred stock, net at inception on February 23, 2018	8,709,684
Accretion of preferred stock	38,105
Total Series A redeemable convertible preferred stock, net at March 31, 2018	8,747,789

The notes payable balance consists of the following:

Notes payable principal balance	3,000,000
Deferred issuance costs	(254,247)
Discount	(288,504)
Total notes payable, net at inception on February 23, 2018	2,457,249
Accretion of discount	11,447
Total notes payable, net at March 31, 2018	2,468,696

(10) Fair Value Measurements

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At March 31, 2018 the Company did not have any Level 1 category assets included in the condensed consolidated balance sheets. At December 31, 2017, the Level 1 category included money market funds, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At March 31, 2018 and December 31, 2017, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At March 31, 2018 and December 31, 2017, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash, cash equivalents categorized as Level 3 as of March 31, 2018 or December 31, 2017.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2018:

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

The fair value of the Company's Series A Preferred Stock is based on its future cash flows discounted at 15% yield. The fair value of the Company's note payable is based on its future cash flows discounted at 12%. The fair value of the warrant liabilities is based on the enterprise value of the Company calculated by a third party appraiser less the preferred stock and preferred stock accrued dividends that have a preference over common stock. The number of shares of common stock outstanding was increased for the Initial Backstop Warrants and Additional Backstop Warrants totaling approximately 424 million new shares. These warrants were then valued based on a Black Scholes value using volatility of 60% and resulted in a fair value of approximately $0.01 per share.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31,
	2018	2017
Beginning Balance	$445,838	$336,862
Total loss recognized in earnings	—	18,750
Ending Balance	$445,838	$355,612

(11) Commitments and Contingencies

The Company’s headquarters are located in Austin, Texas.  The Company has an operating lease covering its Melville, N.Y. office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2018 through 2021. The following is a schedule of future minimum lease payments for all operating leases as of March 31, 2018:

2018	1,522,635
2019	1,614,843
2020	1,444,247
2021	491,020
Thereafter	—
$5,072,745

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three months ended March 31, 2018, the Company has not incurred any costs related to warranty obligations.

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

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A Preferred Stock in accordance with its obligations, the Series A Preferred Stockholders may require the Company to redeem all or some of the Series A Preferred Stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A Preferred Stock and the closing price as of the occurrence of the triggering event. Commencing after July 30, 2021, each Series A Preferred Stockholder can require the Company to redeem its Series A Preferred Stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of December 31, 2016, the Company was not in compliance with the financial covenants of the Series A Preferred Stock for two consecutive quarters, which provides the Series A Preferred Stockholders the right to require the Company to redeem any of the Series A Preferred Stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A Preferred Stock and the closing price of the Company's common stock as of December 31, 2016. The holder of the Series A Preferred Stock did not exercise this right as the holder of the Series A Preferred Stock subsequently agreed to waive these breaches. As of March 31, 2018, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

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

During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the “2013 Plan”).  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. As of March 31, 2018, the restructuring accrual totaled $461,362. The 2013 Plan was substantially completed by December 31, 2014; however, the Company expects the majority of the remaining accrued severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next nine months.

In addition, as of March 31, 2018, the Company's liability for uncertain tax positions totaled $266,244. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

(12) Series A Redeemable Convertible Preferred Stock

On September 16, 2013, the Company issued to Hale Capital Partners, LP (“Hale”) 900,000 shares of the Company’s Series A Preferred Stock, par value $0.001 per share, at a price of $10 per share, for an aggregate purchase consideration of $9.0 million, which was subsequently transferred to HCP-FVA LLC. Each share of Series A Preferred Stock is convertible into common stock equivalents, at the option of the holder and upon certain conversion events described below, at a conversion rate of $1.02488 (as adjusted for stock splits, stock dividends, reverse stock splits, stock combinations, reclassifications and similar events). The Company received net proceeds of approximately $8.7 million from the issuance of the Series A Preferred Stock in 2013, net of transaction costs.

If the volume weighted average price of common stock for each trading day of any 60 consecutive trading days exceeds 250% of the conversion price and exceeds 225% of the conversion price through the conversion date, and certain equity conditions are met such that shares of common stock issued upon conversion can be immediately saleable by the Series A Preferred Stockholders, the Company can convert the Series A Preferred Stock up to an amount equal to the greater of 25% of the daily trading volume for the 20 consecutive trading days immediately preceding the conversion date or the amount of an identified bona fide block trade at a price reasonably acceptable to the applicable Series A Preferred Stockholder, but which price is not less than the arithmetic average of the weighted average prices of the common stock for the five trading days immediately preceding such sale.

The holder of the Series A Preferred Stock has veto power over certain future financings, and certain rights to participate in any subsequent financing, whether through debt or equity (subject to certain exclusions). In addition, the Company's agreement with the holder of the Series A Preferred Stock provide that if, at the time of certain future debt or equity financings, the proceeds of which exceed $5.0 million, the holder of the Series A Preferred Stock still have outstanding Series A Preferred Stock, then the Company must offer to repurchase their Series A Preferred Stock. The holder of the Series A Preferred Stock has the right to accept the offer or to retain their Series A Preferred Stock. If the Company does a financing, and the holder of the Series A Preferred Stock elect to have their Series A Preferred Stock repurchased, then the capital raised in excess of $5.0 million will go to repurchase the holders’ Series A Preferred Stock, instead of being able to be used for our business.

The Company cannot consummate a fundamental sale transaction in which the consideration is stock or a combination of cash and stock without the consent of the holder of the Series A Preferred Stock.

In addition to the veto rights set forth in the preceding paragraph, upon consummation of a fundamental sale transaction in which the consideration is cash and is not approved by the holder of the Series A Preferred Stock, the Series A Preferred Stock shall be redeemed at a per share redemption price equal to the greater of (i) 250% of the stated value of the Series A Preferred Stock (which is currently equal to $22.5 million or $2.56 per share of common stock held by the holder of the Series A Preferred Stock on an as converted basis as of March 31, 2018) and (ii) the price such holder would receive in the transaction on an as converted basis. In addition in the event of the liquidation of the Company or a Fundamental Transaction of the Company (which includes a merger or sale of the Company), the holders of the Series A Preferred Stock shall be entitled to receive from the proceeds of the transaction, prior to the holders of the Common Stock, an amount equal to 100% of the stated value plus accrued and unpaid dividends. The stated value and accrued and unpaid dividends of the Series A Preferred Stock at March 31, 2018 is $10.3 million.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A Preferred Stock in accordance with its obligations, the Series A Preferred Stockholder may require the Company to redeem all or some of the Series A Preferred Stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A Preferred Stock and the closing price as of the occurrence of the triggering event. On or after July 30, 2021, each Series A Preferred Stockholder can require the Company to redeem its Series A Preferred Stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If the Company does not have the funds necessary to redeem the Series A Preferred Stock, the dividends accruing on any outstanding Series A Preferred Stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A Preferred Stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, the Company's failure to redeem the Series A Preferred Stock would be considered a “Breach Event” under the agreements with the holders of the Series A Preferred Stock. If a Breach Event were to occur and the Company is in default under or has breached any provision in respect of its obligations to redeem the Series A Preferred Stock, then, under the agreements with the holders of our Series A Preferred Stock, the Company's Board of Directors would automatically be increased, with the holders of the Series A Preferred Stock having the right to appoint the new directors, so that the holders of the Series A Preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A Preferred stock control of the Company. As of December 31, 2016, the Company was not in compliance with the financial covenants of the Series A Preferred Stock for two consecutive quarters, which provides the Series A Preferred Stockholders the right to require the Company to redeem any of the Series A Preferred Stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A Preferred Sock and the closing price of the Company's common stock as of December 31, 2016. As part of the Amended Restated Loan Agreement, the holder of the Series A Preferred Stock agreed to waive these breaches. As of March 31, 2018, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

The holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company, at its election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. As of December 31, 2016, March 31, 2017, June 30, 2017 and September 30, 2017 and December 31, 2017, due to the lack of sufficient surplus to pay dividends as required by the Deleware General Corporation Law, the Company was not permitted to pay the fourth quarter 2016 and first, second, third and fourth quarter 2017 dividends in cash or through the issuance of the Company's common stock and accrued the aforementioned dividends. As of March 31, 2018, the Company's liability for dividends to the holder of the Series A Preferred Stock totaled $1,350,218.

Each share of Series A Preferred Stock has a vote equal to the number of shares of common stock into which the Series A Preferred Stock would be convertible as of the record date of September 13, 2013. The Company’s closing stock price on the record date was $1.23 per share, which results in voting power of an aggregate of 7,317,073 shares. In addition, holder of the Series A Preferred Stock must approve certain actions, including any amendments to the Company's charter or bylaws that adversely affects the voting powers, preferences or other rights of the Series A Preferred Stock; payment of dividends or distributions; any liquidation, capitalization, reorganization or any other fundamental transaction of the Company, other than that set forth above; issuance of certain equity securities senior to or in parity with the Series A Preferred Stock as to dividend rights, redemption rights, liquidation preference and other rights; issuances of equity below the conversion price; any liens or borrowings other than non-convertible indebtedness from standard commercial lenders which does not exceed 80% of the Company’s accounts receivable; and the redemption or purchase of any capital stock of the Company.

The Company has classified the Series A Preferred Stock as temporary equity in the financial statements as it is subject to redemption at the option of the holder under certain circumstances. As a result of the Company’s analysis of all the embedded conversion and put features within the Series A Preferred Stock, the contingent redemption put options in the Series A Preferred Stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore, the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments was bifurcated from the Series A Preferred Stock and recorded as a liability.

As of March 31, 2018 and December 31, 2017 the fair value of these derivative instruments was $445,838 and $445,838, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for the three months ended March 31, 2018 and March 31, 2017 of $0 and $18,750, respectively, were included in “interest and other loss, net” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the three months ended March 31, 2018 and 2017, were as follows:

	Three Months Ended March 31,
	2018	2017
Beginning Balance	$445,838	$336,862
Total loss recognized in earnings	—	18,750
Ending Balance	$445,838	$355,612

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. The Company included deductions of $243,167 and $204,575 as adjustments to net loss attributable to common shareholders on the statement of operations and in determining loss per share for the three months ended March 31, 2018 and 2017, respectively, for dividends (including accrued dividends) on the Series A Preferred Stock during the period. The following represents a reconciliation of net loss attributable to common stockholders for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$506,877	$(1,112,197)
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	243,167	204,575
Less: Deemed dividend on Series A redeemable convertible preferred stock	2,269,042	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	38,105	—
Net loss attributable to common stockholders	$(2,043,437)	$(1,316,772)

(13) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31, 2018 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2017	$(1,980,940)	$—	$22,097	$(1,958,843)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(85,245)	—	—	(85,245)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Total other comprehensive income (loss)	(85,245)	—	—	(85,245)
Accumulated other comprehensive income (loss) at March 31, 2018	$(2,066,185)	$—	$22,097	$(2,044,088)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended March 31, 2017 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2016	$(1,866,388)	$—	$28,675	$(1,837,713)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(185,529)	—	—	(185,529)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Total other comprehensive income (loss)	(185,529)	—	—	(185,529)
Accumulated other comprehensive income (loss) at March 31, 2017	$(2,051,917)	$—	$28,675	$(2,023,242)

For the three months ended March 31, 2018, the amounts reclassified to net income (loss) related to the Company’s defined benefit plan and maturity of marketable securities. These amounts are included within “Operating income (loss)” within the condensed consolidated statements of operations.

(14) Stockholders' Equity

Stock Repurchase Activity

On April 22, 2015, the Company’s Board of Directors (the "Board") approved a new stock buy-back program (the "Repurchase Program"). The Repurchase Program authorizes management to repurchase in the aggregate up to five million shares of the Company's common stock. Repurchases may be made by the Company from time to time in open-market or privately-negotiated transactions as permitted by securities laws and other legal requirements, and subject to market conditions and other factors. The Repurchase Program superseded and replaced the Company's prior stock buy-back program. The Repurchase Program does not obligate the Company to make repurchases at any specific time or situation. The Company was required to obtain approvals from the Series A Preferred Stockholders for the Repurchase Program. The Repurchase Program does not have an expiration date and may be amended or terminated by the Board at any time without prior notice.

During the three months ended March 31, 2018 and 2017, the Company did not repurchase any shares of its common stock. As of March 31, 2018, the Company had the authorization to repurchase 4,907,839 shares of its common stock based upon its judgment and market conditions.

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

(16) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three months ended March 31, 2018 and 2017, and the location of long-lived assets as of March 31, 2018 and December 31, 2017, are summarized as follows:

	Three Months Ended March 31,
	2018	2017
Revenue:
Americas	$1,131,649	$1,601,247
Asia Pacific	1,948,424	2,251,077
Europe, Middle East, Africa and Other	1,913,876	2,186,791
Total Revenue	$4,993,949	$6,039,115

	March 31, 2018	December 31, 2017
Long-lived assets:
Americas	$7,555,287	$5,754,977
Asia Pacific	807,017	822,885
Europe, Middle East, Africa and Other	88,767	213,371
Total long-lived assets	$8,451,071	$6,791,233

For the three months ended March 31, 2018, the Company had no customers that accounted for 10% or more of total revenue. For the three months ended March 31, 2017, the Company had one customer that accounted for 10% of total revenue.

As of March 31, 2018, the Company had no customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2017, the Company had one customer that accounted for 23% of the gross accounts receivable balance.

(17) Restructuring Costs

In the third quarter of 2013, the Company adopted the 2013 Plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis.  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. The 2013 Plan was substantially completed by December 31, 2014; however, we expect the majority of the remaining severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next nine months. The following table summarizes the activity during 2017 related to restructuring liabilities recorded in connection with the 2013 Plan:

Severance related costs
Balance at December 31, 2017	$648,399
Additions (Reductions)	(173,263)
Utilized/Paid	(13,774)
Balance at March 31, 2018	$461,362

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced the Company’s workforce to approximately 78 employees. In connection with the 2017 Plan, the Company incurred severance expense of $1.2 million for the fiscal year ended December 31, 2017. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources allowing the company to focus on the install base and develop alternate channels to the market.

The severance related liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses under the 2013 Plan are included within “restructuring costs” in the accompanying condensed consolidated statements of operations.

(18) Subsequent Events

Resignation of Patrick McClain as Executive Vice President, Chief Financial Officer, and Treasurer

In April 2018, the Board accepted the resignation of Patrick McClain from his positions as Executive Vice President, Chief Financial Officer and Treasurer of the Company effective April 9, 2018. Mr. McClain will assist in the transition of the Chief Financial Officer role and will transition into a senior advisor role in the Company. Mr. McClain’s resignation was not the result of any disagreement related to any matter involving the Company’s operations, policies or practices.

In connection with Mr. McClain’s departure, on April 11, 2018 the Company and Mr. McClain entered into a Separation and Transition Agreement and General Release (the “McClain Separation Agreement”). Under the terms of the McClain Separation Agreement, the Company will, among other things, pay Mr. McClain his current salary until August 31, 2018 and any COBRA expenses until December 31, 2018 to the extent that Mr. McClain’s health insurance is not covered by the health insurance plan of another entity.

Appointment of Brad Wolfe as Executive Vice President, Chief Financial Officer and Treasurer

On April 5, 2018, the Company announced the appointment of Brad Wolfe to serve as the Company’s Executive Vice President, Chief Financial Officer and Treasurer, effective April 9, 2018. Mr. Wolfe shall also assume the roles of principal financial officer and principal accounting officer of the Company.

In connection with Mr. Wolfe’s appointment as Chief Financial Officer, the Board approved an offer letter to Mr. Wolfe (the “Wolfe Offer Letter”), which was executed on April 4, 2018. The Wolfe Offer Letter provides that Mr. Wolfe is entitled to receive an annualized base salary of $240,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Wolfe will also be eligible for a cash bonus of $10,000 for any quarter that has net working capital – cash in excess of $27,500 and additional incentive compensation of an annual bonus of up to $70,000, subject to attainment of performance objectives to be mutually agreed upon and established.

Mr. Wolfe’s employment can be terminated at will. If Mr. Wolfe’s employment is terminated by the Company other than for cause he is entitled to receive severance equal to (i) six (6) months of his base salary if he has been employed by the Company for at least twelve (12) months at the time of termination or (ii) three (3) months of his base salary if he has been employed by the Company for less than twelve (12) months at the time of termination. Mr. Wolfe is also entitled to vacation and other employee benefits in accordance with the Company’s policies.

Unregistered Sales of Equity Securities

As of April 23, 2018, the Company issued HCP-FVA, an entity affiliated with Martin Hale, a Director of the Company, 53,370,601 shares of Common Stock, $.001 par value (the “Common Stock”) pursuant to the cashless exercise of Backstop Warrants held by HCP. The Backstop Warrants were acquired by HCP in connection with HCP agreeing to backstop a previously disclosed financing of the Company. The Backstop Warrants were exercised on a cashless basis in accordance with their terms. The shares of Common Stock were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.

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

OVERVIEW

We are pleased with our Q1 performance and resultant financial results, which continued the return to profitability delivered at the end of 2017. Our products play a key role in efficiently managing and protecting critical data within enterprises around the world. Given our improved financial stability due to our recently completed financing and continually improving operational efforts, our focus for the balance of 2018 will shift to further product innovation and strategic growth.

We adopted the new accounting standard for revenue recognition effective January 1, 2018 using the modified retrospective transition method. This new standard had a material impact on our consolidated financial statements. Beginning in fiscal year 2018, our financial results reflect adoption of the standard including a cumulative effect adjustment on January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for that period. Refer to Note (1) Basis of Presentation to our consolidated financial statements for further information.

Our net income increased for the three months ended March 31, 2018 to $0.5 million, compared with a net loss of $1.1 million in the comparable prior year period. As a result of net cash provided by operations of $1.2 million for the three months ended March 31, 2018 and the closing of the commitment from HCP-FVA, LLC (“HCP-FVA”) to provide up to $3.0 million in financing (the “Commitment”), we ended the quarter with $4.6 million of cash and cash equivalents compared with $1.0 million at December 31, 2017.

Deferred revenue as of March 31, 2018 totaled $13.1 million, compared with $18.4 million as of December 31, 2017. The decrease is primarily attributable to our adoption of new revenue recognition accounting guidance on January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. For further information, refer to Note (1) Basis of Presentation, to our unaudited condensed consolidated financial statements.

Overall, total revenue for the three months ended March 31, 2018 decreased 17% to $5.0 million, compared with $6.0 million in the prior year period. The adoption of the new revenue recognition guidance on January 1, 2018 using the modified retrospective transition method resulted in a $0.1 million increase in revenue. This increase was offset by declines in total revenues due to several factors. First, the volume of new product licenses and maintenance sales, both for expansion of our existing installed base and in the acquisition of new customers declined from the prior year. Second, customer attrition continued which has decreased maintenance renewal revenue.
Total cost of revenue for the three months ended March 31, 2018 decreased 48% to $0.8 million, compared with $1.5 million in the prior year period. Total gross profit decreased $0.3 million, or 7.6%, to $4.2 million for the three months ended March 31, 2018, compared with $4.6 million for the prior year period. Total gross margin increased to 85% for the three months ended March 31, 2018, compared with 76% for the prior year period. The decrease in our total gross profit was primarily due to the decrease in revenue and the increase in total gross margin was primarily due to the mix of sales and cost reduction initiatives. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.
Overall, our total operating expenses for the three months ended March 31, 2018 decreased 36% to $3.7 million, compared with $5.7 million in the comparable prior year period. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, streamlined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 78 employees as of March 31, 2018, compared with 165 employees as of March 31, 2017.

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED MARCH 31, 2018 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2017.

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations and their corresponding percentage of total revenue for the three months ended March 31, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended March 31,				Change Period to Period
	2018		2017
Revenue:
Product revenue	$1,933,944	39%	$1,921,052	32%	$12,892	1%
Support and services revenue	3,060,005	61%	4,118,063	68%	(1,058,058)	(26)%
Total revenue	4,993,949	100%	6,039,115	100%	(1,045,166)	(17)%
Cost of revenue:
Product	26,150	1%	198,715	3%	(172,565)	(87)%
Support and service	728,888	15%	1,253,916	21%	(525,028)	(42)%
Total cost of revenue	755,038	15%	1,452,631	24%	(697,593)	(48)%
Gross profit	4,238,911	85%	4,586,484	76%	(347,573)	(8)%
Operating expenses:
Research and development costs	1,004,698	20%	2,294,863	38%	(1,290,165)	(56)%
Selling and marketing	1,193,550	24%	2,050,542	34%	(856,992)	(42)%
General and administrative	1,654,940	33%	1,621,551	27%	33,389	2%
Restructuring costs (benefit)	(173,263)	(3)%	(236,302)	(4)%	63,039	(27)%
Total operating expenses	3,679,925	74%	5,730,654	95%	(2,050,729)	(36)%
Operating income (loss)	558,986	11%	(1,144,170)	(19)%	1,703,156	*
Interest and other income, net	10,330	—%	154,921	3%	(144,591)	(93)%
Income (Loss) before income taxes	569,316	11%	(989,249)	(16)%	1,558,565	*
Provision for income taxes	62,439	1%	122,948	2%	(60,509)	(49)%
Net income (loss)	$506,877	10%	$(1,112,197)	(18)%	$1,619,074	*
Less: Accrual of Series A redeemable convertible preferred stock dividends	243,167	5%	204,575	3%	38,592	19%
Less: Deemed dividend on Series A redeemable convertible preferred stock	2,269,042	45%	—	—%	2,269,042	—%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	38,105	1%	—	—%	38,105	—%
Net loss attributable to common stockholders	$(2,043,437)	(41)%	$(1,316,772)	(22)%	$(726,665)	55%

 Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. Total revenue for the three months ended March 31, 2018 decreased 17% to $5.0 million, compared with $6.0 million in the prior year period.

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

Product revenue of $1.9 million for the three months ended March 31, 2018 was comparable to product revenue of $1.9 million in the prior year period. Product revenue represented 39% and 32% of our total revenue for the three months ended March 31, 2018 and 2017, respectively. Product revenue increased $0.3 million for the three months ended March 31, 2018 due to the adoption of new revenue accounting guidance on January 1, 2018 using the modified retrospective method. Prior period amounts have not been adjusted under the modified retrospective method. See Note (1) Basis of Presentation to our unaudited condensed consolidated financial statements for further information.

We continue to invest in our product portfolio by refreshing our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenue derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Professional services revenue is recognized in the period that the related services are performed. Engineering services are recognized upon customer acceptance.

Maintenance and technical support services revenue for the three months ended March 31, 2018 decreased to $2.9 million, compared with $3.9 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. $0.2 million of the decrease in maintenance and technical support services revenue is due to the adoption of new revenue accounting guidance on January 1, 2018 using the modified retrospective method. Prior period amounts have not been adjusted under the modified retrospective method. See Note (1) Basis of Presentation to our unaudited condensed consolidated financial statements for further information.

Professional services revenue for the three months ended March 31, 2018 decreased to $0.1 million, compared with $0.2 million in the prior year period. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended March 31, 2018 decreased 48% to $0.8 million, compared with $1.5 million in the prior year period. Total gross profit decreased $0.3 million, or 8%, to $4.2 million for the three months ended March 31, 2018, compared with $4.6 million for the prior year period. Total gross margin increased to 85% for the three months ended March 31, 2018, compared with 76% for the prior year period. The decrease in our total gross profit was primarily due to the decrease in revenue and the increase in total gross margin was primarily due to the mix of sales and cost reduction initiatives. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of capitalized software and shipping and logistics costs. Cost of product revenue for the three months ended March 31, 2018 decreased 87% to $26,150, compared with $198,715 in the prior year period. Product gross margin increased to 99% for the three months ended March 31, 2018, compared with 90% for the prior year period. The increase in product gross margin was primarily attributable to a decrease in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the prior year period.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended March 31, 2018 decreased 42% to $0.7 million, compared with $1.3 million in the prior year period. Support and service gross margin increased to 76% for the three months ended March 31, 2018, compared with 70% for the prior year period, primarily attributable to a reduction in personnel related costs.

Operating Expenses

Our operating expenses for the three months ended March 31, 2018 decreased 36% to $3.7 million, compared with $5.7 million in the prior year period. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 78 employees as of March 31, 2018, compared with 165 employees as of March 31, 2017. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. Included in the operating results for the three months ended March 31, 2018 and 2017 was a benefit of $0.0 million and an expense of $0.4 million of share-based compensation expense, respectively.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $1.3 million, or 56%, to $1.0 million for the three months ended March 31, 2018, from $2.3 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development expenses for the three months ended March 31, 2018 and 2017 was $0.0 million and $0.1 million, respectively.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $0.9 million, or 42%, to $1.2 million for the three months ended March 31, 2018, from $2.1 million in the prior year period. The decrease in selling and marketing expenses was primarily attributable to a decrease in headcount resulting from our realignment and reduction in workforce as well as continued efforts to optimize our go-to-market coverage models around the world. Share-based compensation expense included in selling and marketing expenses for the three months ended March 31, 2018 and 2017 was $0.0 million and $0.1 million, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses of $1.7 million for the three months ended March 31, 2018 remained consistent with general and administrative expenses of $1.6 million for the prior year period. Related to the 2016 Plan discussed in Note (1) Basis of Presentation to our unaudited condensed consolidated financial statements many share-based compensation awards were forfeited and the related expense reversed accordingly, resulting in negative expense in the period. Share-based compensation expense included in general and administrative expenses for the three months ended March 31, 2018 and 2017 was $(0.1) million and $0.2 million, respectively.

Restructuring

In the third quarter of 2013, we adopted a restructuring plan intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis (the "2013 Plan"). In connection with the 2013 Plan, we eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. Restructuring benefit slightly decreased $0.06 million for the three months ended March 31, 2018 to $0.17 million, compared to $0.24 million in the prior year period.

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 78 employees. These actions are anticipated to result in an annualized cost savings of approximately $10.0 million. In connection with the 2017 Plan, we incurred severance expense of $1.2 million for the year ended December 31, 2017. In making these changes, we prioritized customer support and development while consolidating operations and cutting direct sales resources allowing us to focus on the install base and develop alternate channels to the market.

For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other income (loss), net, decreased $0.1 million to an income of $10,330 for the three months ended March 31, 2018, compared with income of $154,921 in the prior year period. The fluctuation in interest and other income (loss) from quarter to quarter relates to foreign currency gains and losses, interest income, sublease income and the change in our embedded derivatives.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the three months ended March 31, 2018 and 2017, the Company recorded an income provision of $0.1 million and $0.1 million, respectively, consisting primarily of state and local, and foreign taxes.

As of March 31, 2018, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of March 31, 2018 and December 31, 2017 totaled $4.6 million and $1.0 million, respectively.

Recent Developments

On February 23, 2018, we closed on our previously-announced Commitment from HCP-FVA to purchase up to $3 million of Units to backstop a proposed private placement of Units to certain eligible stockholders of the Company (the “Financing”). HCP-FVA subscribed for the full $3 million of Units (at the Company’s election) in the Commitment by payment of $2.5 million in cash and the conversion of a $500,000 short-term loan provided by HCP-FVA to the Company in November 2017 (the “Short Term Loan”) into Units. HCP-FVA is an affiliate of Hale Capital Partners, LP (together with HCP-FVA, “Hale Capital”), the Company’s largest stockholder through its ownership of the Company’s Series A Redeemable Preferred Stock (the “Series A Preferred Stock”), and an affiliate of FalconStor director, Martin Hale.

In the Financing, the Company intends to offer to FalconStor stockholders as of November 17, 2017 who are accredited investors the opportunity to purchase up to a total of 40 million Units (inclusive of subscriptions by HCP-FVA). The Financing is expected to close on or before September 23, 2018, and documentation relating to the Financing will be provided to prospective investors subsequent to the Company's Annual Meeting of Stockholders, which is currently scheduled to be held on June 22, 2018. Each Unit consists of the following (each, a “Unit”):

i.
$0.10 in senior secured debt (for a total of $4 million of senior secured debt assuming full subscription of the Financing), secured by all of the assets of the Company and guaranteed by each of the Company’s domestic subsidiaries, having an interest rate of prime plus 0.75% and a maturity date of June 30, 2021 (the “Term Loan”);

ii.
warrants to purchase 12.223 shares of the Company’s common stock for a nominal exercise price (for a total of 489.32 million shares assuming full subscription of the Financing) (the “Financing Warrants”); and

iii.
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

On February 23, 2018, in connection with HCP-FVA’s subscription in the Financing, the Company entered into an Amended and Restated Term Loan Credit Agreement, dated as of the same date (the “Amended and Restated Loan Agreement”), with HCP-FVA and certain other loan parties named therein setting forth the terms of the Term Loan. The Amended and Restated Loan Agreement amends and restates that certain Loan Agreement, dated as of November 17, 2017, by and among the parties, pursuant to which HCP-FVA made the Short Term Loan.

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

In exchange for serving as the backstop for the Financing, upon the closing of the Commitment, HCP-FVA received warrants to purchase 41,577,382 shares of the Company’s common stock for a nominal exercise price, in addition to the 13,859,128 Backstop Warrants issued to HCP-FVA in connection with the making of the Short Term Loan. If eligible stockholders (other than HCP-FVA) subscribe for and purchase more than fifty percent (50%) of the Units in the Financing on the terms and conditions set forth in Section 10.13 of the Amended and Restated Loan Agreement and Schedule 10.13 thereto, then 66.66% of the number of shares of common stock issued to HCP-FVA in respect of the Backstop Warrants issued upon the closing of the Commitment (or, if the Backstop Warrants issued upon the closing of the Commitment have not then been exercised, issuable to HCP-FVA) upon exercise of such Backstop Warrants, as determined on a post-cashless exercise basis, shall be cancelled (and, if such Backstop Warrants have been exercised on a non-cashless exercise basis, the Company shall reimburse HCP-FVA for the cash exercise price paid in respect of the cancelled warrant shares). The Backstop Warrants are in addition to the Financing Warrants issuable in the Financing. In consideration for HCP-FVA’s subscription of 3 million of Units, HCP-FVA was issued Financing Warrants to purchase 366,990,000 shares of the Company’s common stock for a nominal exercise price. The Financing Warrants are not exercisable until receipt of Stockholder Approval. On April 23, 2018, HCP-FVA exercised substantially all of it's Backstop Warrants on a cash-less basis and was issued 53,370,601 shares of the Company's common stock.

We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through 2019.

Cash Flow Analysis

Cash flow information is as follows:

	Three Months Ended March 31,
	2018	2017
Cash (used in) provided by:
Operating activities	1,212,349	133,620
Investing activities	(27,798)	(107,969)
Financing activities	2,358,627	(9,308)
Effect of exchange rate changes	8,610	23,892
Net increase in cash and cash equivalents	$3,551,788	$40,235

Net cash used in operating activities totaled $1.2 million for the three months ended March 31, 2018, compared with $0.1 million in the prior year period. The changes in net cash provided by operating activities for the three months ended March 31, 2018, was primarily due to our net income (loss) and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used in investing activities totaled $0.0 million for the three months ended March 31, 2018, compared with net cash used in investing activities of $0.1 million in the prior year period. Included in investing activities for the three months ended March 31, 2018 are purchases of property and equipment, capitalized software development costs, cash received from security deposits and purchases of intangible assets. Included in investing activities in the prior year period are the purchases of property and equipment, cash paid for security deposits and purchases of intangible assets.
.
Net cash provided by financing activities totaled $2.4 million for the three months ended March 31, 2018, compared with net cash used in financing activities of $0.0 million in the prior year period. Included in financing activities for the three months ended March 31, 2018 are proceeds from the issuance of long-term debt. There were minimal financing activity cash flows during the three months ended March 31, 2017, which related to tax withholdings for employee share-based payment awards.

Total cash and cash equivalents increased $3.6 million to $4.6 million at March 31, 2018 compared to December 31, 2017.

Contractual Obligations

As of March 31, 2018, our significant commitments are related to (i) the Amended Restated Loan Agreement, (ii) our office leases, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2018:

	Operating Leases	Note Payable (c)	Interest Payments (a) (c)	Long-Term Income Tax Payable	Dividends on Series A Preferred Stock
2018	$1,522,635	$—	$—	$—	$—
2019	1,614,843	—	—	—	—
2020	1,444,247	—	—	—	—
2021	491,020	3,000,000	511,875	—	1,312,113
Other (b)	—	—	—	266,244	—
	$5,072,745	$3,000,000	$511,875	$266,244	$1,312,113

(a) The cash obligations for interest requirements reflect floating rate debt obligations on the balance of our Note Payable at March 31, 2018 using interest rate in effect at such time.

(b) Represents our liability for uncertain tax positions. We are unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

(c) See Note (9) Notes Payable and Stock Warrants to our unaudited condensed consolidated financial statements for further information.

Critical Accounting Policies and Estimates

We describe our significant accounting policies in Note (1), "Summary of Significant Accounting Policies" of our 2017 Form 10-K. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our 2017 Form 10-K. There have been no significant changes in our significant accounting policies or critical accounting estimates since December 31, 2017, other than those noted below.

Revenue Recognition
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.
Judgment is required to determine the standalone selling price (“SSP”) for each distinct performance obligation. For products and services aside from maintenance and support, we estimate SSP by adjusting the list price by historical discount percentages. SSP for software and hardware maintenance and support fees is based on the stated percentages of the fees charged for the respective products.
Our perpetual and term software licenses have significant standalone functionality and therefore revenue allocated to these performance obligations are recognized at a point in time upon electronic delivery of the download link and the license keys.
Product maintenance and support services are satisfied over time as they are stand-ready obligations throughout the support period. As a result, revenues associated with maintenance services are deferred and recognized as revenue ratably over the term of the contract.
Revenues associated with professional services are recognized at a point in time upon customer acceptance.

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended March 31, 2018 and 2017, approximately 77% and 73% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at March 31, 2018, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.3 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

See the discussion of the Company’s material litigation in Note (15) Litigation, to the unaudited condensed consolidated financial statements, which is incorporated by reference in Item 1.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth in Item 1A to our 2017 Form 10-K.

Unknown Factors

Additional risks and uncertainties of which we are unaware or which currently we deem immaterial also may become important factors that affect us.

Item 6.     Exhibits

10.1
Separation Agreement between FalconStor Software, Inc., and Patrick McClain, dated April 9, 2018, incorporated herein by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed April 11, 2018. (1)

10.2	Agreement between FalconStor Software, Inc. and Brad Wolfe, dated April 4, 2018, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed April 11, 2018. (1)

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – March 31, 2018 and December 31, 2017.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three Months Ended March 31, 2018 and 2017.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) – Three Months Ended March 31, 2018 and 2017.

(iv)	unaudited Condensed Consolidated Statement of Cash Flows – Three Months Ended March 31, 2018 and 2017.

(v)	Notes to unaudited Condensed Consolidated Financial Statements – March 31, 2018.

(1) Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Brad Wolfe
Brad Wolfe
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Brooks
Todd Brooks
President & Chief Executive Officer
May 17, 2018	(principal executive officer)