Form 10-Q
period 2018-06-30
FALCONSTOR SOFTWARE INC
filed 2018-08-14
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

The number of shares of common stock outstanding as of July 31, 2018 was 97,937,491.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,043,668	$1,011,472
Accounts receivable, net of allowances of $208,490 and $354,542, respectively	2,068,998	4,168,015
Prepaid expenses and other current assets	1,254,015	1,244,494
Contract assets, net	1,477,619	—
Total current assets	8,844,300	6,423,981
Property and equipment, net of accumulated depreciation of $18,071,912 and $17,926,959, respectively	504,580	636,112
Deferred tax assets, net	597,780	590,977
Software development costs, net	185,797	279,414
Other assets	941,030	992,760
Goodwill	4,150,340	4,150,339
Other intangible assets, net	110,671	141,631
Contract assets, net	1,460,494	—
Total assets	$16,794,992	$13,215,214
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$820,115	$1,092,864
Accrued expenses	2,375,718	4,376,235
Short-term loan, net of debt issuance costs and discounts	—	370,151
Deferred revenue, net	7,245,124	11,760,327
Total current liabilities	10,440,957	17,599,577
Other long-term liabilities	1,715,750	1,154,512
Notes payable, net	2,525,670	—
Deferred tax liabilities, net	85,559	85,559
Deferred revenue, net	4,426,638	6,600,363
Total liabilities	19,194,574	25,440,011
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $10,527,075 and $9,000,000, respectively	9,040,397	9,000,000
Stockholders' deficit:
Common stock - $.001 par value, 800,000,000 and 100,000,000 shares authorized, respectively, 97,937,491 and 60,091,560 shares issued, respectively and 97,937,491 and 44,563,490 shares outstanding, respectively	97,932	60,090
Additional paid-in capital	112,873,099	168,637,157
Accumulated deficit	(122,496,878)	(130,930,284)
Common stock held in treasury, at cost (0 and 15,528,070 shares, respectively)	—	(57,032,917)
Accumulated other comprehensive loss, net	(1,914,132)	(1,958,843)
Total stockholders' deficit	(11,439,979)	(21,224,797)
Total liabilities and stockholders' deficit	$16,794,992	$13,215,214

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Product revenue	$983,645	$2,499,655	$2,917,589	$4,420,707
Support and services revenue	3,027,936	4,234,671	6,087,941	8,352,734
Total revenue	4,011,581	6,734,326	9,005,530	12,773,441
Cost of revenue:
Product	39,740	351,969	65,890	550,684
Support and service	590,309	1,418,663	1,319,197	2,672,579
Total cost of revenue	630,049	1,770,632	1,385,087	3,223,263
Gross profit	3,381,532	4,963,694	$7,620,443	$9,550,178
Operating expenses:
Research and development costs	928,097	2,025,132	1,932,795	4,319,995
Selling and marketing	872,109	2,109,599	2,065,659	4,160,141
General and administrative	1,451,884	1,345,343	3,106,824	2,966,894
Restructuring costs (benefit)	809,245	—	635,982	(236,302)
Total operating expenses	4,061,335	5,480,074	7,741,260	11,210,728
Operating loss	(679,803)	(516,380)	(120,817)	(1,660,550)
Interest and other income (loss), net	(323,750)	(29,121)	(313,420)	125,800
Loss before income taxes	(1,003,553)	(545,501)	(434,237)	(1,534,750)
Provision for income taxes	551	94,300	62,990	217,248
Net loss	$(1,004,104)	$(639,801)	$(497,227)	$(1,751,998)
Less: Accrual of Series A redeemable convertible preferred stock dividends	214,963	215,089	458,130	419,664
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—	2,269,042	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	77,645	—	115,750	—
Net loss attributable to common stockholders	$(1,296,712)	$(854,890)	$(3,340,149)	$(2,171,662)
Basic net loss per share attributable to common stockholders	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Diluted net loss per share attributable to common stockholders	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Weighted average basic shares outstanding	84,448,219	44,440,751	64,616,334	44,265,525
Weighted average diluted shares outstanding	84,448,219	44,440,751	64,616,334	44,265,525

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,004,104)	$(639,801)	$(497,227)	$(1,751,998)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation	129,956	5,433	44,712	(180,096)
Total other comprehensive income (loss), net of applicable taxes:	129,956	5,433	44,712	(180,096)
Total comprehensive loss	$(874,148)	$(634,368)	$(452,515)	$(1,932,094)
Less: Accrual of Series A redeemable convertible preferred stock dividends	214,963	215,089	458,130	419,664
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—	2,269,042	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	77,645	—	115,750	—
Total comprehensive loss attributable to common stockholders	$(1,166,756)	$(849,457)	$(3,295,437)	$(2,351,758)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(497,227)	$(1,751,998)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	346,346	553,455
Share-based payment compensation	6,624	501,410
Non-cash professional services expenses	—	41,159
Loss on disposal of fixed assets	—	63,774
Provision (benefit) for returns and doubtful accounts	(146,052)	99,312
Deferred income taxes (benefit)	—	30,124
Changes in operating assets and liabilities:
Accounts receivable	2,248,771	1,961,276
Prepaid expenses and other current assets	425,718	403,937
Contract assets	219,141	—
Other assets	7,572	(154,832)
Accounts payable	(300,168)	193,640
Accrued expenses and other long-term liabilities	(260,174)	(1,098,547)
Deferred revenue	(1,350,095)	(2,487,989)
Net cash provided by (used in) operating activities	700,456	(1,645,279)
Cash flows from investing activities:
Purchases of property and equipment	(28,408)	(44,163)
Capitalized software development costs	(23,599)	—
Security deposits	33,845	(17,152)
Purchase of intangible assets	(39,861)	(45,517)
Net cash used in investing activities	(58,023)	(106,832)
Cash flows from financing activities:
Payments for tax withholding for share-based compensation	—	(25,710)
Proceeds from issuance of long-term debt, net of issuance costs	2,354,727	—
Net cash provided by (used in) financing activities	2,354,727	(25,710)
Effect of exchange rate changes on cash and cash equivalents	35,036	33,988
Net increase (decrease) in cash and cash equivalents	3,032,196	(1,743,833)
Cash and cash equivalents, beginning of period	1,011,472	3,391,528
Cash and cash equivalents, end of period	$4,043,668	$1,647,695
Supplemental disclosures:
Cash paid for interest	$34,724	$—
Cash paid for income taxes, net	$—	$135,915
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$573,880	$419,664
Warrants issued	$4,143,000	$—
Deemed dividend	$2,269,042	$—
Discount on preferred stock	$1,602,428	$—
Discount on notes payable	$288,504	$—

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

(b) Liquidity

As of June 30, 2018, we had a working capital deficiency of $1.6 million, which is inclusive of current deferred revenue of $7.2 million, and a stockholders' deficit of $11.4 million. During the three months ended June 30, 2018, we had a net loss of $1.0 million. During the six months ended June 30, 2018, we had a net loss of $0.5 million and positive cash flow from operations of $0.7 million. Our cash and cash equivalents at June 30, 2018 was $4.0 million, an increase of $3.0 million as compared to December 31, 2017.

In June 2017, the Board approved a comprehensive plan to improve operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment in workforce.  The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced the Company’s workforce to approximately 81 employees at December 31, 2017.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 30, 2018, and the results of its operations for the three and six months ended June 30, 2018 and 2017. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K").

(f)  Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB ("Financial Accounting Standards Board") issued new guidance which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance replaces most existing revenue recognition guidance in GAAP in the United States and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We adopted the new guidance as of January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous revenue guidance.

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

Following is a summary of the impact to the Company’s current financial results from adopting the new revenue recognition standard:

Statements of Operations	Under Previous Guidance	New Revenue Standard Adjustment	Under Current Accounting Guidance
Three Months Ended June 30, 2018
Product revenue	$2,407,652	$(1,424,007)	$983,645
Support and services revenue	2,840,818	187,118	3,027,936
Selling and marketing	850,951	21,158	872,109
Provision for income taxes	551	—	551
Net income (loss)	211,627	(1,215,731)	(1,004,104)
Net loss attributable to common stockholders	(80,981)	(1,215,731)	(1,296,712)
Basic net income (loss) per share attributable to common stockholders	—	(0.02)	(0.02)
Diluted net income (loss) per share attributable to common stockholders	—	(0.02)	(0.02)

Statements of Operations	Under Previous Guidance	New Revenue Standard Adjustment	Under Current Accounting Guidance
Six Months Ended June 30, 2018
Product revenue	$4,075,136	$(1,157,547)	$2,917,589
Support and services revenue	6,087,941	—	6,087,941
Selling and marketing	2,009,672	55,987	2,065,659
Provision for income taxes	62,990	—	62,990
Net income (loss)	604,333	(1,101,560)	(497,227)
Net loss attributable to common stockholders	(2,238,589)	(1,101,560)	(3,340,149)
Basic net loss per share attributable to common stockholders	(0.03)	(0.02)	(0.05)
Diluted net loss per share attributable to common stockholders	(0.03)	(0.02)	(0.05)

Balance Sheets	Under Previous Guidance	New Revenue Standard Adjustment	Under Current Accounting Guidance
June 30, 2018
Prepaid expenses and other current assets	$948,272	$305,743	$1,254,015
Contract assets, net, current	—	1,477,619	1,477,619
Contract assets, net, long-term	—	1,460,494	1,460,494
Deferred revenue, net, current	10,842,101	(3,596,977)	7,245,124
Deferred tax liabilities, net	85,559	—	85,559
Deferred revenue, net, long-term	5,250,834	(824,196)	4,426,638
Accumulated deficit	(130,161,907)	7,665,029	(122,496,878)

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

Employee Benefit Plans

In March 2017, the FASB issued new guidance on retirement benefits, which requires employers to disaggregate the service cost component from other components of net periodic benefit costs and to disclose the amounts of net periodic benefit costs that are included in each income statement line item. The standard requires employers to report the service cost component in the same line item as other compensation costs and to report the other components of net periodic benefit costs (which include interest costs, expected return on plan assets, amortization of prior service cost or credits and actuarial gains and losses) separately and outside a subtotal of operating income. The income statement guidance requires application on a retrospective basis. This update is effective for public entities for annual periods beginning after December 15, 2017, including interim periods, with early adoption permitted, which for the Company is the annual period ending December 31, 2018. The Company has adopted this guidance and it did not have a significant impact on the Company's financial statements and related disclosures.

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

(g)  Recently Issued Accounting Pronouncements

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842),Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders' equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, "the new lease standards") are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect the new lease standards will have on its Condensed Consolidated Financial Statements; however, the Company anticipates recognizing assets and liabilities arising from any leases that meet the requirements under the new lease standards on the adoption date and including qualitative and quantitative disclosures in the Company’s Notes to the Condensed Consolidated Financial Statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements. The amendments in ASU 2018-09 affect a wide variety of Topics in the FASB Codification and apply to all reporting entities within the scope of the affected accounting guidance. The Company has evaluated ASU 2018-09 in its entirety and determined that the amendments related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, are the only provisions that currently apply to the Company. The amendments in ASU 2018-09 related to Topic 718-740, Compensation-Stock Compensation-Income Taxes, clarify that an entity should recognize excess tax benefits related to stock compensation transactions in the period in which the amount of the deduction is determined. The amendments in ASU 2018-09 related to Topic 718-740 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material impact on the Company's Condensed Consolidated Financial Statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees and supersedes the guidance in Subtopic 505-50, Equity - Equity-Based Payments to Non-Employees. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date fair value on the grant date. The probability of satisfying performance conditions must be considered for equity-classified nonemployee share-based payment awards with such conditions. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new standard on the Company's Condensed Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act (“the Tax Act”) to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

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

As of June 30, 2018 and December 31, 2017, accounts receivable, net of allowance for doubtful accounts, was $2.1 million and $4.2 million, respectively. As of June 30, 2018 and December 31, 2017, short and long-term contract assets, net of allowance for doubtful accounts, was $2.9 million and $0.0 million, respectively.

The allowances for doubtful accounts reflect the Company’s best estimates of probable losses inherent in the accounts receivable and contract assets’ balances. The Company determines the allowances based on known troubled accounts, historical experience, and other currently available evidence. Write-offs in the accounts receivable and contract assets allowance accounts for the three months ended June 30, 2018 were $0.0 million and $0.0 million, respectively. Write-offs in the accounts receivable and contract assets allowance accounts for the six months ended June 30, 2018 were $0.4 million and $0.0 million, respectively.

Deferred revenue is comprised mainly of unearned revenue related maintenance and technical support on term and perpetual licenses. Maintenance and technical support revenue is recognized ratably over the coverage period. Deferred revenue also includes contracts for professional services to be performed in the future which are recognized as revenue when the company delivers the related service pursuant to the terms of the customer arrangement.

Changes in deferred revenue were as follows:

Six Months Ended June 30, 2018
Balance at December 31, 2017	$18,360,690
Cumulative effect of applying ASC 606 under the modified retrospective method*	(5,359,579)
Deferral of revenue	7,720,187
Recognition of revenue	(9,005,530)
Change in reserves	(44,006)
Balance at June 30, 2018	$11,671,762
*See Note (1) Basis of Presentation to our unaudited condensed consolidated financial statements for further information.

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $11.7 million as of June 30, 2018, of which the Company expects to recognize approximately 62% of the revenue over the next 12 months and the remainder thereafter.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 90 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts generally do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing its products and services, not to receive financing from our customers or to provide customers with financing. Examples include invoicing at the beginning of a subscription term with maintenance and support revenue recognized ratably over the contract period, and multi-year on-premises licenses that are invoiced annually with product revenue recognized upon delivery.
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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options, warrants and restricted stock	370,239,830	6,427,858	370,239,830	6,427,858
Series A redeemable convertible preferred stock	8,781,516	8,781,516	8,781,516	8,781,516
Total anti-dilutive common stock equivalents	379,021,346	15,209,374	379,021,346	15,209,374

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net loss	$(1,004,104)	$(639,801)	$(497,227)	$(1,751,998)
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	214,963	215,089	458,130	419,664
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—	2,269,042	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	77,645	—	115,750	—
Net loss attributable to common stockholders	$(1,296,712)	$(854,890)	$(3,340,149)	$(2,171,662)
Denominator
Weighted average basic shares outstanding	84,448,219	44,440,751	64,616,334	44,265,525
Effect of dilutive securities:
Stock options, warrants and restricted stock	—	—	—	—
Series A redeemable convertible preferred stock	—	—	—	—
Weighted average diluted shares outstanding	84,448,219	44,440,751	64,616,334	44,265,525

EPS
Basic net loss per share attributable to common stockholders	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Diluted net loss per share attributable to common stockholders	$(0.02)	$(0.02)	$(0.05)	$(0.05)

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Gross carrying amount	$18,576,492	$18,563,071
Accumulated depreciation	(18,071,912)	(17,926,959)
Property and Equipment, net	$504,580	$636,112

For the three months ended June 30, 2018 and 2017, depreciation expense was $71,441 and $135,669, respectively. For the six months ended June 30, 2018 and 2017, depreciation expense was $158,310 and $321,754, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Gross carrying amount	$2,940,812	$2,917,215
Accumulated amortization	(2,755,015)	(2,637,801)
Software development costs, net	$185,797	$279,414

During the three months ended June 30, 2018 and 2017, the Company recorded $58,609 and $61,687, respectively, of amortization expense related to capitalized software costs. During the six months ended June 30, 2018 and 2017, the Company recorded $117,216 and $150,928, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
Goodwill	$4,150,340	$4,150,339
Other intangible assets:
Gross carrying amount	$3,856,262	$3,816,402
Accumulated amortization	(3,745,591)	(3,674,771)
Net carrying amount	$110,671	$141,631

For the three months ended June 30, 2018 and 2017, amortization expense was $36,541 and $39,858, respectively. For the six months ended June 30, 2018 and 2017, amortization expense was $70,820 and $80,773, respectively.

(7) Share-Based Payment Arrangements

On June 22, 2018, the Company's stockholders adopted the FalconStor Software, Inc. 2018 Incentive Stock Plan (the "2018 Plan"). The 2018 Plan is administered by the Compensation Committee and provides for the issuance of up to 147,199,698 shares of the Company's common stock upon the grant of shares with such restrictions as determined by the Compensation Committee to the employees and directors of, and consultants providing services to, the Company or its affiliates. Exercise prices of the options will be determined by the Compensation Committee, subject to the consent of Hale Capital. The vesting terms shall be performance based and determined by the Committee, subject to the consent of Hale Capital, based on various factors, including (i) the return of capital to the holders of the Series A Preferred Stock and the Company’s Common Stock in the event of a Change of Control, (ii) the repayment of the Company’s obligations under its senior secured debt, and (iii) the Company’s free cash flow. Seventy percent (70%) of the Shares issuable under the 2018 Plan shall be granted as stock options as soon as practicable following the approval of the Plan by the shareholders of the Company. The remaining thirty percent (30%) of the shares subject to the Plan plus any returned shares will be reserved for future grants of awards to new hires.

The 2016 Incentive Stock Plan was terminated in April 2018.

The following table summarizes the plan under which the Company was able to grant equity compensation as of June 30, 2018:

	Shares	Shares Available	Shares
Name of Plan	Authorized	for Grant	Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	147,199,698	147,199,698	—

The following table summarizes the Company’s equity plans that have terminated or expired but that still have equity awards outstanding as of June 30, 2018:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	505,000
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	1,196,700
FalconStor Software, Inc., 2000 Stock Option Plan	—	4,500

Related to the aforementioned 2016 Plan, many share-based compensation awards were forfeited and the related expense reversed accordingly, resulting in negative expense in the period. The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue - Support and Service	4,875	8,834	13,575	65,285
Research and development costs	18,744	54,813	41,350	184,528
Selling and marketing	4,525	7,198	12,457	63,738
General and administrative	1,375	26,310	(60,758)	229,018
	$29,519	$97,155	$6,624	$542,569

(8) Income Taxes

The Company’s provision for income taxes consists principally of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the six months ended June 30, 2018, the Company recorded an income tax provision of $62,990. The effective tax rate for the six months ended June 30, 2018 was (14.5%). The effective tax differs from the statutory rate of 21% primarily related to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses. As of June 30, 2018, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company has not recorded any income tax expense as such amounts are fully offset with a valuation allowance.

For the six months ended June 30, 2017, the Company recorded an income tax provision of $217,248. The effective tax rate for the six months ended June 30, 2017 was (14.2%). The effective tax rate differs from the statutory rate of 35% primarily related to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses.

The Company’s total unrecognized tax benefits, excluding interest, at June 30, 2018 and December 31, 2017 were $180,202. As of June 30, 2018 and December 31, 2017, the Company had $90,035 and $82,508, respectively, of accrued interest.

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

The Company’s accounting for certain elements of the 2017 Tax Cuts and Jobs Act was incomplete as of the period ended December 31, 2017, and remains incomplete as of June 30, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017 and June 30, 2018.

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

Pursuant to the terms of the Loan Agreement, the Short Term Loan was secured by all of the assets of the Company and guaranteed by each of the Company’s domestic subsidiaries.  The Short Term Loan bore interest at a rate equal to the prime rate plus 0.75%.  The Short Term Loan was due and payable on May 17, 2018, unless prepaid or satisfied through the issuance by the Company of units in a proposed private placement which will be offered to certain eligible stockholders existing on the date of the Loan Agreement.  Such units would consist of senior secured debt in the aggregate principal amount of the Short Term Loan and nominal warrants to purchase approximately 61,165,134 shares of the Company’s common stock, at an exercise price of $0.001 per share, (the "Backstop Warrants").  Fifty percent (50%) of the Backstop Warrants (or the shares of common stock issuable upon exercise thereof on a post-cashless exercise basis) are subject to cancellation in the event that more than half of the units in the Proposed Offering are purchased by eligible stockholders (other than Hale Capital).

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

In the Financing, the Company intends to offer to FalconStor stockholders as of November 17, 2017 who are accredited investors the opportunity to purchase up to a total of 40 million Units (inclusive of subscriptions by HCP-FVA). The Financing is expected to close on or before September 23, 2018, and documentation relating to the Financing is anticipated to be provided to prospective investors during the week of August 15, 2018. Each Unit consists of the following (each, a “Unit”):

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

The closing of the Commitment effectively constitutes HCP-FVA’s purchase of 30 million Units in the Financing. As a result, the maximum additional funds that the Company may receive in the Financing is $1 million through the purchase of 10 million Units by other eligible stockholders. If other eligible stockholders subscribe for more than 10 million Units, they will purchase those additional Units consisting of senior secured debt and Series A Preferred Stock directly from HCP-FVA (with the associated Financing Warrants to be issued by the Company directly to the eligible stockholders, and HCP-FVA’s Financing Warrants associated with those additional Units sold to the eligible stockholders to be cancelled in accordance with the terms of such Financing Warrants), subject to HCP-FVA maintaining at least 25% of the total Units to be issued in the Financing. HCP-FVA has agreed to subscribe for more than its pro rata portion of the Units available for purchase in the Financing (based on common stock ownership on an as-converted basis as of November 17, 2017), and if other eligible stockholders elect to subscribe for more than their pro rata share, the remaining Units shall be allocated among such stockholders (including HCP-FVA) based on their common stock ownership on an as-converted basis as of November 17, 2017 and HCP-FVA's right to purchase 25% of the total units in the Financing.

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

Under the Amended and Restated Loan Agreement, the Company also agreed to use its commercially reasonable efforts to obtain, as soon as practicable, the approval of its stockholders to amend the Company’s Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of the Company’s common stock in order to permit the exercise of the Financing Warrants issuable in the Financing (the “Stockholder Approval”). Such stockholder approval has been obtained.

As part of the Commitment, Hale Capital also agreed to postpone the date of the redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a redemption right.

If eligible stockholders (other than HCP-FVA) subscribe for and purchase more than fifty percent (50%) of the Units in the Financing on the terms and conditions set forth in Section 10.13 of the Amended and Restated Loan Agreement and Schedule 10.13 thereto, then 66.66% of the number of shares of common stock issued to HCP-FVA in respect of the Backstop Warrants issued upon the closing of the Commitment (or, if the Backstop Warrants issued upon the closing of the Commitment have not then been exercised, issuable to HCP-FVA) upon exercise of such Backstop Warrants, as determined on a post-cashless exercise basis, shall be cancelled (and, if such Backstop Warrants have been exercised on a non-cashless exercise basis, the Company shall reimburse HCP-FVA for the cash exercise price paid in respect of the cancelled warrant shares). In consideration for HCP-FVA’s subscription of 3 million of Units, HCP-FVA was issued Financing Warrants to purchase 366,990,000 shares of the Company’s common stock for a nominal exercise price. The Financing Warrants are currently exercisable as Stockholder Approval has been obtained.

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

During the fiscal year-ended December 31, 2017 and six months ended June 30, 2018, FalconStor was unable to make its Series A Preferred Stock quarterly dividend payments, and was subject to mandatory redemption under the Series A Preferred Stock purchase agreement. In conjunction with the Commitment, Hale Capital agreed to postpone the date of the mandatory redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a mandatory redemption right (“Series A Mandatory Redemption Extension”). Accordingly, as a result of these changes, for accounting purposes, the Series A Preferred Stock is considered new Series A Preferred Stock.

As a result, the Company assessed whether the transaction was a troubled debt restructuring. Although the Company meets the criteria of a debtor experiencing financial difficulties as described above in Accounting Standards Code ("ASC") 470-60-55-8, Hale Capital was not granted a concession as defined in ASC 470-60-55-10 as the effective interest rate for both the Series A Preferred Stock and the Original Loan was higher following the restructuring of Series A Preferred Stock and Long-Term Debt compared to the interest rate immediately before the restructuring. Since no concession was granted, Troubled Debt Restructuring accounting guidance does not apply.

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

When multiple instruments are issued in a single transaction, the total proceeds from the transaction should be allocated among the individual freestanding instruments identified. Since Hale Capital currently holds all of the debt and Series A Preferred Stock, the restructuring is considered to be a capital transaction. As such the gain or loss is recorded in equity.
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
At the time of the grant, the Company had insufficient shares outstanding to accommodate the exercise of the Financing Warrants granted as detailed in the Background section above. ASC 480 "Distinguishing Liabilities from Equity" is referenced below to determine whether such warrants need to be recorded as liabilities or equity.
Warrant grants that do not have associated outstanding common shares, will be recorded as liabilities as the Company would be required to settle such obligations using cash settlement (deficient by 368,533,620 shares). Changes in the fair value of the liability from period to period should be reflected within earnings. On June 22, 2018, the Company filed a certificate of amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock to 800,000,000. As a result, the fair value of these warrants have been reclassified to equity. The warrants contain standard antidilution language; therefore, they do not prevent a freestanding instrument from being considered indexed to the issuer’s own stock.

The initial transaction was recorded as follows:

At Inception	February 23, 2018
	Basis	Fair Value
Series A redeemable convertible preferred stock, net	$10,312,113	$8,709,684
Notes payable, net	2,728,778	2,457,249
Warrant liability	—	4,143,000
Total	$13,040,891	$15,309,933

Deemed dividend	$2,269,042

The Series A Preferred Stock consists of the following:

Series A redeemable convertible preferred stock principal balance	$9,000,000
Accrued dividends	1,312,112
Discount	(1,602,428)
Total Series A redeemable convertible preferred stock, net at inception on February 23, 2018	8,709,684
Accrued dividends	214,963
Accretion of preferred stock	115,750
Total Series A redeemable convertible preferred stock, net at June 30, 2018	$9,040,397

The notes payable balance consists of the following:

Notes payable principal balance	$3,000,000
Deferred issuance costs	(254,247)
Discount	(288,504)
Total notes payable, net at inception on February 23, 2018	2,457,249
Accretion of discount	72,321
Deferred issuance costs	(3,900)
Total notes payable, net at June 30, 2018	$2,525,670

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At June 30, 2018, the Company did not have any Level 1 category assets included in the condensed consolidated balance sheets. At December 31, 2017, the Level 1 category included money market funds, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At June 30, 2018 and December 31, 2017, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At June 30, 2018 and December 31, 2017, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash, cash equivalents categorized as Level 3 as of June 30, 2018 or December 31, 2017.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	482,871	—	—	482,871
Total derivative liabilities	482,871	—	—	482,871

Total assets and liabilities measured at fair value	$482,871	$—	$—	$482,871

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	445,838	—	—	445,838
Total derivative liabilities	445,838	—	—	445,838

Total assets and liabilities measured at fair value	$445,838	$—	$—	$445,838

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

The fair value of the Company's Series A Preferred Stock is based on its future cash flows discounted at a 15% yield. The fair value of the Company's note payable is based on its future cash flows discounted at 12%. The fair value of the Backstop Warrants and Financing Warrants to purchase approximately 424 million shares of the Company's common stock , was based on the enterprise value of the Company calculated by a third party appraiser less the preferred stock and preferred stock accrued dividends that have a preference over common shares. These warrants were then valued based on a Black Scholes value using volatility of 60% and resulted in a fair value of approximately $0.01 per share.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning Balance	$445,838	$355,612	$445,838	$336,862
Total loss recognized in earnings	37,033	63,948	37,033	82,698
Ending Balance	$482,871	$419,560	$482,871	$419,560

(11) Commitments and Contingencies

The Company’s headquarters are located in Austin, Texas.  The Company has an operating lease covering its Melville, N.Y. office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2018 through 2021. The following is a schedule of future minimum lease payments for all operating leases as of June 30, 2018:

	Payments	Sublease Income	Net Commitments
2018	1,003,556	(178,414)	825,142
2019	1,614,843	(428,194)	1,186,649
2020	1,444,247	(428,194)	1,016,053
2021	491,020	(142,731)	348,289
Thereafter	—	—	—
	$4,553,666	$(1,177,533)	$3,376,133

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and six months ended June 30, 2018, the Company has not incurred any costs related to warranty obligations.

Under the terms of substantially all of its software license agreements, the Company indemnifies its customers for all costs and damages arising from claims against such customers based on, among other things, allegations that the Company’s software infringes on the intellectual property rights of a third party. In most cases, in the event of an infringement claim, the Company retains the right to (i) procure for the customer the right to continue using the software; (ii) replace or modify the software to eliminate the infringement while providing substantially equivalent functionality; or (iii) if neither (i) nor (ii) can be reasonably achieved, the Company may terminate the license agreement and refund to the customer a pro-rata portion of the license fee paid to the Company. Such indemnification provisions are accounted for in accordance with the authoritative guidance issued by the FASB on guarantees. From time to time, in the ordinary course of business, the Company receives claims for indemnification, typically from OEMs. The Company is not currently aware of any material claims for indemnification.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A Preferred Stock in accordance with its obligations, the Series A Preferred Stockholders may require the Company to redeem all or some of the Series A Preferred Stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A Preferred Stock and the closing price as of the occurrence of the triggering event. Commencing after July 30, 2021, each Series A Preferred Stockholder can require the Company to redeem its Series A Preferred Stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. As of December 31, 2016, the Company was not in compliance with the financial covenants of the Series A Preferred Stock for two consecutive quarters, which provides the Series A Preferred Stockholders the right to require the Company to redeem any of the Series A Preferred Stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A Preferred Stock and the closing price of the Company's common stock as of December 31, 2016. The holder of the Series A Preferred Stock did not exercise this right as the holder of the Series A Preferred Stock subsequently agreed to waive these breaches. As of June 30, 2018, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

As of August 14, 2017, the Board appointed Todd Brooks as Chief Executive Officer effective August 14, 2017.

In connection with Mr. Brooks’ appointment as Chief Executive Officer, the Board approved an offer letter to Mr. Brooks (the “Brooks Agreement”), which was executed on August 14, 2017. The Brooks Offer Letter provides that Mr. Brooks is entitled to receive an annualized base salary of $350,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Brooks will also be eligible for a cash bonus of $17,500 for any quarter that is free cash flow positive on an operating basis and additional incentive compensation of an annual bonus of up to $200,000, subject to attainment of performance objectives to be mutually agreed upon and established. Pursuant to the Brooks Agreement, the Company created the 2018 Plan, which was adopted by the Company's stockholders on June 22, 2018. The 2018 Plan provides for the issuance of up to 147,199,698 shares which is based on up to 15% of the equity of the Company on a fully diluted basis, plus potentially two additional tranches of 2.5% of the equity of the Company on a fully diluted basis. Mr. Brooks’ employment can be terminated at will. If Mr. Brooks’ employment is terminated by the Company other than for cause he is entitled to receive severance equal to twelve (12) months of his base salary if (i) he has been employed by the Company for at least twelve (12) months at the time of termination or (ii) a change of control has occurred within six (6) months of Mr. Brooks’ employment. Except as set forth in the preceding sentence, Mr. Brooks is entitled to receive severance equal to six (6) months of his base salary if he has been employed by the Company for less than six (6) months and his employment was terminated by the Company without cause. Mr. Brooks is also entitled to vacation and other employee benefits in accordance with the Company’s policies as well as reimbursement for an apartment.

On April 5, 2018, the Company announced the appointment of Brad Wolfe to serve as the Company’s Executive Vice President, Chief Financial Officer and Treasurer, effective April 9, 2018. Mr. Wolfe shall also assume the roles of principal financial officer and principal accounting officer of the Company.

In connection with Mr. Wolfe’s appointment as Chief Financial Officer, the Board approved an offer letter to Mr. Wolfe (the “Wolfe Offer Letter”), which was executed on April 4, 2018. The Wolfe Offer Letter provides that Mr. Wolfe is entitled to receive an annualized base salary of $240,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Wolfe will also be eligible for a cash bonus of $10,000 for any quarter has net working capital – cash in excess of $27,500 and additional incentive compensation of an annual bonus of up to $70,000, subject to attainment of performance objectives to be mutually agreed upon and established.

During the third quarter of 2013, the Company adopted a restructuring plan intended to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the “2013 Plan”).  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. As of June 30, 2018, the restructuring accrual totaled $461,362. The 2013 Plan was substantially completed by December 31, 2014; however, the Company expects the majority of the remaining accrued severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next six months.

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced the Company’s workforce to approximately 76 employees. In connection with the 2017 Plan, the Company incurred severance expense of $1.2 million for the fiscal year ended December 31, 2017. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources allowing the company to focus on the install base and develop alternate channels to the market. In the three months ended June 30, 2018, we had vacated a portion of the Mellville, NY office space. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company longer intends to receive any economic benefit are accrued when the Company ceases to use the leased space and have been reduced by estimated sublease income. In the three months ended June 30, 2018, the Company incurred lease disposal-related costs of $0.8 million.

In addition, as of June 30, 2018, the Company's liability for uncertain tax positions totaled $270,238. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

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

The holder of the Series A Preferred Stock has veto power over certain future financings, and certain rights to participate in any subsequent financing, whether through debt or equity (subject to certain exclusions). In addition, the Company's agreement with the holder of the Series A Preferred Stock provides that if, at the time of certain future debt or equity financings, the proceeds of which exceed $5.0 million, the holder of the Series A Preferred Stock still have outstanding Series A Preferred Stock, then the Company must offer to repurchase their Series A Preferred Stock. The holder of the Series A Preferred Stock has the right to accept the offer or to retain their Series A Preferred Stock. If the Company does a financing, and the holder of the Series A Preferred Stock elect to have their Series A Preferred Stock repurchased, then the capital raised in excess of $5.0 million will go to repurchase the holders’ Series A Preferred Stock, instead of being able to be used for our business.

The Company cannot consummate a fundamental sale transaction in which the consideration is stock or a combination of cash and stock without the consent of the holder of the Series A Preferred Stock.

In addition to the veto rights set forth in the preceding paragraph, upon consummation of a fundamental sale transaction in which the consideration is cash and is not approved by the holder of the Series A Preferred Stock, the Series A Preferred Stock shall be redeemed at a per share redemption price equal to the greater of (i) 250% of the stated value of the Series A Preferred Stock (which is currently equal to $22.5 million or $2.56 per share of common stock held by the holder of the Series A Preferred Stock on an as converted basis as of June 30, 2018) and (ii) the price such holder would receive in the transaction on an as converted basis. In addition in the event of the liquidation of the Company or a Fundamental Transaction of the Company (which includes a merger or sale of the Company), the holders of the Series A Preferred Stock shall be entitled to receive from the proceeds of the transaction, prior to the holders of the Common Stock, an amount equal to 100% of the stated value plus accrued and unpaid dividends. The stated value and accrued and unpaid dividends of the Series A Preferred Stock at June 30, 2018 is $10.5 million.

Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect, failure to achieve minimum financial covenants or failure of the Company to issue shares upon conversion of the Series A Preferred Stock in accordance with its obligations, the Series A Preferred Stockholder may require the Company to redeem all or some of the Series A Preferred Stock at a price equal to the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A Preferred Stock and the closing price as of the occurrence of the triggering event. On or after July 30, 2021, each Series A Preferred Stockholder can require the Company to redeem its Series A Preferred Stock in cash at a price equal to 100% of the stated value being redeemed plus accrued and unpaid dividends. If the Company does not have the funds necessary to redeem the Series A Preferred Stock, the dividends accruing on any outstanding Series A Preferred Stock will increase to prime plus 10% (from prime plus 5%). For each six months that the Series A Preferred Stock remains unredeemed, the dividend rate increases by 1%, subject to a maximum dividend rate of 19%. In addition, the Company's failure to redeem the Series A Preferred Stock would be considered a “Breach Event” under the agreements with the holders of the Series A Preferred Stock. If a Breach Event were to occur and the Company is in default under or has breached any provision in respect of its obligations to redeem the Series A Preferred Stock, then, under the agreements with the holders of our Series A Preferred Stock, the Company's Board of Directors would automatically be increased, with the holders of the Series A Preferred Stock having the right to appoint the new directors, so that the holders of the Series A Preferred stock would have appointed a majority of the Board of Directors. This would give the holders of the Series A Preferred stock control of the Company. As of December 31, 2016, the Company was not in compliance with the financial covenants of the Series A Preferred Stock for two consecutive quarters, which provides the Series A Preferred Stockholders the right to require the Company to redeem any of the Series A Preferred Stock at the greater of 100% of the stated value plus accrued and unpaid dividends or the product of the number of shares of common stock underlying the Series A Preferred Sock and the closing price of the Company's common stock as of December 31, 2016. As part of the Amended Restated Loan Agreement, the holder of the Series A Preferred Stock agreed to waive these breaches. As of June 30, 2018, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

The holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if the Company will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, the Company, at its election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. As of December 31, 2016, March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, due to the lack of sufficient surplus to pay dividends as required by the Delaware General Corporation Law, the Company was not permitted to pay dividends in cash or through the issuance of common stock. As of June 30, 2018, the Company's liability for dividends to the holder of the Series A Preferred Stock totaled $1,642,825.

Each share of Series A Preferred Stock has a vote equal to the number of shares of common stock into which the Series A Preferred Stock would be convertible as of the record date of September 13, 2013. The Company’s closing stock price on the record date was $1.23 per share, which results in voting power of an aggregate of 7,317,073 shares. In addition, the holder of the Series A Preferred Stock must approve certain actions, including any amendments to the Company's charter or bylaws that adversely affects the voting powers, preferences or other rights of the Series A Preferred Stock; payment of dividends or distributions; any liquidation, capitalization, reorganization or any other fundamental transaction of the Company, other than that set forth above; issuance of certain equity securities senior to or in parity with the Series A Preferred Stock as to dividend rights, redemption rights, liquidation preference and other rights; issuances of equity below the conversion price; any liens or borrowings other than non-convertible indebtedness from standard commercial lenders which does not exceed 80% of the Company’s accounts receivable; and the redemption or purchase of any capital stock of the Company.

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

As of June 30, 2018 and December 31, 2017 the fair value of these derivative instruments was $482,871 and $445,838, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for the six months ended June 30, 2018 and June 30, 2017 of $37,033 and $82,698, respectively, were included in “interest and other loss, net” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the three and six months ended June 30, 2018 and 2017, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning Balance	$445,838	$355,612	$445,838	$336,862
Total loss recognized in earnings	37,033	63,948	37,033	82,698
Ending Balance	$482,871	$419,560	$482,871	$419,560

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. In connection with the Commitment, Hale agreed to the Series A mandatory extension and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net loss attributable to common stockholders on the statement of operations and in determining loss per share for the three and six months ended June 30, 2018 and 2017, respectively. The following represents a reconciliation of net loss attributable to common stockholders for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(1,004,104)	$(639,801)	$(497,227)	$(1,751,998)
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	214,963	215,089	458,130	419,664
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—	2,269,042	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	77,645	—	115,750	—
Net loss attributable to common stockholders	$(1,296,712)	$(854,890)	$(3,340,149)	$(2,171,662)

(13) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended June 30, 2018 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at March 31, 2018	$(2,066,185)	$—	$22,097	$(2,044,088)
Other comprehensive income (loss)
Other comprehensive income before reclassifications	129,956	—	—	129,956
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Total other comprehensive income	129,956	—	—	129,956
Accumulated other comprehensive income (loss) at June 30, 2018	$(1,936,229)	$—	$22,097	$(1,914,132)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the six months ended June 30, 2018 are as follows:

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2017	$(1,980,940)	$—	$22,097	$(1,958,843)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	44,711	—	—	44,711
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Total other comprehensive income (loss)	44,711	—	—	44,711
Accumulated other comprehensive income (loss) at June 30, 2018	$(1,936,229)	$—	$22,097	$(1,914,132)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended June 30, 2017 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at March 31, 2017	$(2,051,917)	$—	$28,675	$(2,023,242)
Other comprehensive income (loss)
Other comprehensive income before reclassifications	5,433	—	—	5,433
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Total other comprehensive income	5,433	—	—	5,433
Accumulated other comprehensive income (loss) at June 30, 2017	$(2,046,484)	$—	$28,675	$(2,017,809)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the six months ended June 30, 2017 are as follows:

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2016	$(1,866,388)	$—	$28,675	$(1,837,713)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(180,096)	—	—	(180,096)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—
Total other comprehensive income (loss)	(180,096)	—	—	(180,096)
Accumulated other comprehensive income (loss) at June 30, 2017	$(2,046,484)	$—	$28,675	$(2,017,809)

For the three and six months ended June 30, 2018, the amounts reclassified to net income (loss) related to the Company’s defined benefit plan and maturity of marketable securities. These amounts are included within “Operating income (loss)” within the condensed consolidated statements of operations.

(14) Stockholders' Equity

Amendments to Articles of Incorporation

On June 22, 2018, following stockholder approval, the Company filed a certificate of amendment (the “Charter Amendment”) to the Company’s Restated Certificate of Incorporation, as amended, with the Delaware Secretary of State to increase the authorized shares of common stock, $.001 par value per share, to 800,000,000 and filed an Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Amended and Restated Certificate of Designations”) with the Delaware Secretary of State to implement certain modifications to the terms of the Company’s Series A Preferred Stock.

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

During the three and six months ended June 30, 2018 and 2017, the Company did not repurchase any shares of its common stock. As of June 30, 2018, the Company had the authorization to repurchase 4,907,839 shares of its common stock based upon its judgment and market conditions.

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

(16) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three and six months ended June 30, 2018 and 2017, and the location of long-lived assets as of June 30, 2018 and December 31, 2017, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Americas	$931,246	$2,040,247	$2,062,895	$3,641,494
Asia Pacific	1,631,910	2,445,409	3,580,334	4,696,486
Europe, Middle East, Africa and Other	1,448,425	2,248,670	3,362,301	4,435,461
Total Revenue	$4,011,581	$6,734,326	$9,005,530	$12,773,441

	June 30, 2018	December 31, 2017
Long-lived assets:
Americas	$6,976,675	$5,754,977
Asia Pacific	787,199	822,885
Europe, Middle East, Africa and Other	186,818	213,371
Total long-lived assets	$7,950,692	$6,791,233

For the three and six months ended June 30, 2018, the Company had one customer that accounted for 10% or more of total revenue. For the three and six months ended June 30, 2017, the Company had no customers that accounted for 10% of total revenue.

As of June 30, 2018, the Company had no customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2017, the Company had one customer that accounted for 23% of the gross accounts receivable balance.

(17) Restructuring Costs

In the third quarter of 2013, the Company adopted the 2013 Plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis.  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. The 2013 Plan was substantially completed by December 31, 2014; however, we expect the majority of the remaining severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next six months.

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced the Company’s workforce to approximately 76 employees. In connection with the 2017 Plan, the Company incurred severance expense of $1.2 million for the fiscal year ended December 31, 2017. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources, allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the three months ended June 30, 2018, the Company incurred lease disposal-related costs for this property of $0.8 million.

The following table summarizes the activity during 2018 related to restructuring liabilities recorded in connection with the 2013 and 2017 Plans:

	Severance Related Costs	Facility and Other Costs	Total
Balance at December 31, 2017	$648,399	$—	$648,399
Additions (Reductions)	(173,263)	—	(173,263)
Utilized/Paid	(13,774)	—	(13,774)
Balance at March 31, 2018	$461,362	$—	$461,362
Additions (Reductions)	—	809,245	809,245
Utilized/Paid	—	(312,507)	(312,507)
Balance at June 30, 2018	$461,362	$496,738	$958,100

The severance and facility related liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses under the 2013 and 2017 Plans are included within “restructuring costs” in the accompanying condensed consolidated statements of operations.

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

OVERVIEW

We are pleased with the operational efficiencies we achieved during the current quarter, which should better position us for profitability as we approach the final six months of 2018. Given our improved financial stability due to our recently completed financing and continually improving operational efforts, our focus for the balance of the year will shift to product innovation and strategic growth. Our products play a key role in efficiently managing and protecting critical data within enterprises around the world.

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

Our net loss for the three months ended June 30, 2018 increased to $1.0 million, as compared with a net loss of $0.6 million for the same period of the previous year, in part as a result of the impact of this newly adopted accounting standard, in addition to other non cash restructuring charges incurred in connection with our cost reduction efforts.

While our net loss increased as compared to the prior year period, net cash provided by operations increased by $2.3 million to $0.7 million for the six months ended June 30, 2018, as compared to $1.6 million of net cash used by operations for the six months ended June 30, 2017. As a result of net cash flow provided by operations and the closing of the commitment from HCP-FVA, LLC (“HCP-FVA”) to provide $3.0 million in financing (the “Commitment”), we ended the quarter with $4.0 million of cash and cash equivalents, as compared to $1.0 million at December 31, 2017.

Deferred revenue as of June 30, 2018 totaled $11.7 million, compared with $18.4 million as of December 31, 2017. The decrease is primarily attributable to our adoption of new revenue recognition accounting guidance on January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. For further information, refer to Note (1) Basis of Presentation, to our unaudited condensed consolidated financial statements.

Overall, total revenue for the three months ended June 30, 2018 decreased 40% to $4.0 million, compared with $6.7 million in the prior year period. This decline in revenue was significantly impacted by our adoption of the new revenue recognition guidance on January 1, 2018 using the modified retrospective transition method which resulted in a $1.2 million decrease in revenue. The remaining decrease in revenue was driven by several factors. First, the volume of new product licenses and maintenance sales, both for expansion of our existing installed base and in the acquisition of new customers declined from the prior year. Second, customer attrition continued which decreased maintenance renewal revenue.
Total cost of revenue for the three months ended June 30, 2018 decreased 64% to $0.6 million, compared with $1.8 million in the prior year period. Total gross profit decreased $1.6 million, or 32%, to $3.4 million for the three months ended June 30, 2018, compared with $5.0 million for the prior year period. Total gross margin increased to 84% for the three months ended June 30, 2018, compared with 74% for the prior year period. The decrease in our total gross profit in absolute dollars was primarily due to the decrease in revenue. The increase in total gross margin was primarily due to the mix of sales and our cost reduction initiatives. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.
Overall, our total operating expenses for the three months ended June 30, 2018 decreased 26% to $4.1 million, compared with $5.5 million in the comparable prior year period. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, streamlined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 76 employees as of June 30, 2018, compared with 97 employees as of June 30, 2017.
RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED JUNE 30, 2018 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2017.

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations and their corresponding percentage of total revenue for the three months ended June 30, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended June 30,				Change Period to Period
	2018		2017
Revenue:
Product revenue	$983,645	25%	$2,499,655	37%	$(1,516,010)	(61)%
Support and services revenue	3,027,936	75%	4,234,671	63%	(1,206,735)	(28)%
Total revenue	4,011,581	100%	6,734,326	100%	(2,722,745)	(40)%
Cost of revenue:
Product	39,740	1%	351,969	5%	(312,229)	(89)%
Support and service	590,309	15%	1,418,663	21%	(828,354)	(58)%
Total cost of revenue	630,049	16%	1,770,632	26%	(1,140,583)	(64)%
Gross profit	3,381,532	84%	4,963,694	74%	(1,582,162)	(32)%
Operating expenses:
Research and development costs	928,097	23%	2,025,132	30%	(1,097,035)	(54)%
Selling and marketing	872,109	22%	2,109,599	31%	(1,237,490)	(59)%
General and administrative	1,451,884	36%	1,345,343	20%	106,541	8%
Restructuring costs	809,245	20%	—	—%	809,245	—%
Total operating expenses	4,061,335	101%	5,480,074	81%	(1,418,739)	(26)%
Operating loss	(679,803)	(17)%	(516,380)	(8)%	(163,423)	32%
Interest and other loss	(323,750)	(8)%	(29,121)	—%	(294,629)	1,012%
Loss before income taxes	(1,003,553)	(25)%	(545,501)	(8)%	(458,052)	84%
Provision for income taxes	551	—%	94,300	1%	(93,749)	(99)%
Net loss	$(1,004,104)	(25)%	$(639,801)	(10)%	$(364,303)	57%
Less: Accrual of Series A redeemable convertible preferred stock dividends	214,963	5%	215,089	3%	(126)	—%
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—%	—	—%	—	—%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	77,645	2%	—	—%	77,645	—%
Net loss attributable to common stockholders	$(1,296,712)	(32)%	$(854,890)	(13)%	$(441,822)	52%

 Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. Total revenue for the three months ended June 30, 2018 decreased 40% to $4.0 million, compared with $6.7 million in the prior year period.

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

Product revenue of $1.0 million for the three months ended June 30, 2018 decreased $1.5 million from $2.5 million in the prior year period. Product revenue represented 25% and 37% of our total revenue for the three months ended June 30, 2018 and 2017, respectively. Product revenue decreased $1.4 million for the three months ended June 30, 2018 due to the adoption of new revenue accounting guidance on January 1, 2018 using the modified retrospective method. Prior period amounts have not been adjusted under the modified retrospective method. See Note (1) Basis of Presentation to our unaudited condensed consolidated financial statements for further information.

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

Maintenance and technical support services revenue for the three months ended June 30, 2018 decreased to $2.9 million, compared with $4.1 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in revenue over the previous year reflects a decline in maintenance renewal revenue, as a result of customer attrition, a smaller volume of new customers, and a decline in new product license and maintenance sales.

Professional services revenue for the three months ended June 30, 2018 decreased to $0.1 million, compared with $0.2 million in the prior year period. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended June 30, 2018 decreased 64% to $0.6 million, compared with $1.8 million in the prior year period. Total gross profit decreased $1.6 million, or 32%, to $3.4 million for the three months ended June 30, 2018, compared with $5.0 million for the prior year period. Total gross margin increased to 84% for the three months ended June 30, 2018, compared with 74% for the prior year period. The decrease in our total gross profit, in absolute dollars, was primarily due to the decrease in revenue. The increase in total gross margin was driven by cost reduction initiatives and sales mix during the current reporting period. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of capitalized software and shipping and logistics costs. Cost of product revenue for the three months ended June 30, 2018 decreased 89% to $39,740, compared with $351,969 in the prior year period. Product gross margin increased to 96% for the three months ended June 30, 2018, compared with 86% for the prior year period. The increase in product gross margin was primarily attributable to an increase in the percentage of product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended June 30, 2018 decreased 58% to $0.6 million, compared with $1.4 million in the prior year period. Support and service gross margin increased to 81% for the three months ended June 30, 2018, compared with 66% for the prior year period, primarily attributable to a reduction in personnel related costs.

Operating Expenses

Our operating expenses for the three months ended June 30, 2018 decreased 26% to $4.1 million, compared with $5.5 million in the prior year period. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 76 employees as of June 30, 2018, compared with 97 employees as of June 30, 2017. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. This decline in operating expenses was partially offset by $0.8 million of restructuring costs incurred in connection with our cost reduction efforts during the current period. Our operating results for the three months ended June 30, 2018 and 2017 also reflect $0.0 million and $0.1 million of share-based compensation expense, respectively.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $1.1 million, or 54%, to $0.9 million for the three months ended June 30, 2018, from $2.0 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development expenses for the three months ended June 30, 2018 and 2017 was $0.0 million and $0.1 million, respectively.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $1.2 million, or 59%, to $0.9 million for the three months ended June 30, 2018, from $2.1 million in the prior year period. The decrease in selling and marketing expenses was primarily attributable to a decrease in headcount resulting from our realignment and reduction in workforce as well as continued efforts to optimize our go-to-market coverage models around the world. Share-based compensation expense included in selling and marketing expenses for the three months ended June 30, 2018 and 2017 was $0.0 million and $0.0 million, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses of $1.5 million for the three months ended June 30, 2018 remained consistent with general and administrative expenses of $1.3 million for the prior year period. Share-based compensation expense included in general and administrative expenses for the three months ended June 30, 2018 and 2017 was $0.0 million and $0.0 million, respectively.

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

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 76 employees. These actions are anticipated to result in an annualized cost savings of approximately $10.0 million. As part of this consolidation effort the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the three months ended June 30, 2018, the Company incurred lease disposal-related costs for this property of $809,245.0 million.

Restructuring expense increased $0.8 million for the three months ended June 30, 2018 to $0.8 million, compared to $0.0 million in the prior year period. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other income (loss), net, decreased $0.3 million to a loss of $0.3 million for the three months ended June 30, 2018, compared with a loss of $0.0 million in the prior year period. The fluctuation in interest and other income (loss) from quarter to quarter relates to foreign currency gains and losses, interest income, sublease income and the change in our embedded derivatives. The decrease in interest and other income (loss) for the three months ended June 30, 2018 as compared to the prior year period was driven in part by $0.1 million of interest expense incurred in connection with the HCP-FVA Commitment.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the three months ended June 30, 2018 and 2017, the Company recorded an income tax provision of $0.0 million and $0.1 million, respectively, consisting primarily of state and local, and foreign taxes.

As of June 30, 2018, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

RESULTS OF OPERATIONS – FOR THE SIX MONTHS ENDED JUNE 30, 2018 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2017.

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations and their corresponding percentage of total revenue for the six months ended June 30, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Six Months Ended June 30,				Change Period to Period
(amounts in dollars)	2018		2017
Revenue:
Product revenue	$2,917,589	32%	$4,420,707	35%	$(1,503,118)	(34)%
Support and services revenue	6,087,941	68%	8,352,734	65%	(2,264,793)	(27)%
Total revenue	9,005,530	100%	12,773,441	100%	(3,767,911)	(29)%
Cost of revenue:
Product	65,890	1%	550,684	4%	(484,794)	(88)%
Support and service	1,319,197	15%	2,672,579	21%	(1,353,382)	(51)%
Total cost of revenue	1,385,087	15%	3,223,263	25%	(1,838,176)	(57)%
Gross profit	7,620,443	85%	9,550,178	75%	(1,929,735)	(20)%
Operating expenses:
Research and development costs	1,932,795	21%	4,319,995	34%	(2,387,200)	(55)%
Selling and marketing	2,065,659	23%	4,160,141	33%	(2,094,482)	(50)%
General and administrative	3,106,824	34%	2,966,894	23%	139,930	5%
Investigation, litigation, and settlement related costs	—	—%	—	—%	—	—%
Restructuring costs (benefit)	635,982	7%	(236,302)	(2)%	872,284	*
Total operating expenses	7,741,260	86%	11,210,728	88%	(3,469,468)	(31)%
Operating loss	(120,817)	(1)%	(1,660,550)	(13)%	1,539,733	(93)%
Interest and other income (loss), net	(313,420)	(3)%	125,800	1%	(439,220)	*
Loss before income taxes	(434,237)	(5)%	(1,534,750)	(12)%	1,100,513	(72)%
Provision for income taxes	62,990	1%	217,248	2%	(154,258)	(71)%
Net loss	$(497,227)	(6)%	$(1,751,998)	(14)%	$1,254,771	(72)%
Less: Accrual of Series A redeemable convertible preferred stock dividends	458,130	5%	419,664	3%	38,466	9%
Less: Deemed dividend on Series A redeemable convertible preferred stock	2,269,042	25%	—	—%	2,269,042	—%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	115,750	1%	—	—%	115,750	—%
Net loss attributable to common stockholders	$(3,340,149)	(37)%	$(2,171,662)	(17)%	$(1,168,487)	54%

Total revenue for the six months ended June 30, 2018 decreased 29% to $9.0 million, compared with $12.8 million in the prior year period.

Product revenue

Product revenue decreased $1.5 million to $2.9 million for the six months ended June 30, 2018 from $4.4 million for six months ended June 30, 2017. Product revenue represented 32% and 35% of our total revenue for the six months ended June 30, 2018 and 2017, respectively. Product revenue decreased $1.2 million for the six months ended June 30, 2018 due to the adoption of new revenue accounting guidance on January 1, 2018 using the modified retrospective method. Prior period amounts have not been adjusted under the modified retrospective method. See Note (1) Basis of Presentation to our unaudited condensed consolidated financial statements for further information.

We continue to invest in our product portfolio by refreshing our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Maintenance and technical support services revenue for the six months ended June 30, 2018 decreased to $5.9 million, compared with $8.0 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in revenue over the previous year reflects a decline in maintenance renewal revenue, as a result of customer attrition, a smaller volume of new customers, and a decline in new product license and maintenance sales.

Professional services revenue for the six months ended June 30, 2018 decreased to $0.2 million, compared with $0.3 million in the prior year period. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the six months ended June 30, 2018 decreased 57% to $1.4 million, compared with $3.2 million in the prior year period. Total gross profit decreased $1.9 million, or 20%, to $7.6 million for the six months ended June 30, 2018, compared with $9.6 million for the prior year period. Total gross margin increased to 85% for the six months ended June 30, 2018, compared with 75% for the prior year period. The decrease in our total gross profit in absolute dollars was primarily due to a decline in revenue. The increase in total gross margin was primarily driven by sales mix and cost reduction initiatives during the current year. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue for the six months ended June 30, 2018 decreased 88% to $65,890, compared with $550,684 in the prior year period. Product gross margin increased to 98% for the six months ended June 30, 2018, compared with 88% for the prior year period. The increase in product gross margin was primarily attributable to an increase in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service revenue for the six months ended June 30, 2018 decreased 51% to $1.3 million, compared with $2.7 million in the prior year period. Support and service gross margin increased to 78% for the six months ended June 30, 2018, compared with 68% for the prior year period, primarily attributable to a reduction in personnel related costs.

Operating Expenses

Our operating expenses for the six months ended June 30, 2018 decreased 31% to $7.7 million, compared with $11.2 million in the prior year period. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 76 employees as of June 30, 2018, compared with 97 employees as of June 30, 2017. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. This decline in operating expenses included $0.6 million in restructuring costs incurred in connection with our cost reduction efforts during the current period. Operating results for the six months ended June 30, 2018 and 2017 also reflect $0.0 million and $0.5 million of share-based compensation expense, respectively.

Research and Development Costs

Research and development costs decreased $2.4 million, or 55%, to $1.9 million for the six months ended June 30, 2018, from $4.3 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development expenses for the six months ended June 30, 2018 and 2017 was $0.0 million and $0.2 million, respectively.

Selling and Marketing

Selling and marketing expenses decreased $2.1 million, or 50%, to $2.1 million for the six months ended June 30, 2018, from $4.2 million in the prior year period. The decrease in selling and marketing expenses was primarily attributable to a decrease in headcount resulting from our realignment and reduction in workforce as well as continued efforts to optimize our go-to-market coverage models around the world. Share-based compensation expense included in selling and marketing expenses for the six months ended June 30, 2018 and 2017 was $0.0 million and $0.1 million, respectively.

General and Administrative

General and administrative expenses of $3.1 million for the six months ended June 30, 2018 remained consistent with general and administrative expenses of $3.0 million for the prior year period. Share-based compensation expense included in general and administrative expenses for the six months ended June 30, 2018 and 2017 was $(0.1) million and $0.2 million, respectively.

Restructuring

In the third quarter of 2013, we adopted the 2013 Plan which was intended to better align our cost structure with the skills and resources required to more effectively execute our long-term growth strategy and to support revenue levels we expect to achieve on a go forward basis (the "2013 Plan"). In connection with the 2013 Plan, we eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities.

In June 2017, the Board the 2017 Plan. The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 76 employees. These actions are anticipated to result in an annualized cost savings of approximately $10.0 million. As part of this consolidation effort the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the three months ended June 30, 2018, the Company incurred lease disposal-related costs for this property of $809,245.0 million.

 Restructuring costs increased $0.9 million for the six months ended June 30, 2018 to $0.6 million, as compared to a $(0.2) million restructuring benefit in the prior year period. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other income (loss), net, decreased $0.4 million to a loss of $0.3 million for the six months ended June 30, 2018, compared with income of $0.1 million in the prior year period. The fluctuation in interest and other income (loss) from quarter to quarter relates to foreign currency gains and losses, interest income, sublease income and the change in our embedded derivatives.
The increase in interest and other income (loss) for the six months ended June 30, 2018 as compared to the prior year period was driven in part by $0.1 million of interest expense incurred in connection with the HCP-FVA Commitment.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the six months ended June 30, 2018 and 2017, the Company recorded an income tax provision of $0.1 million and $0.2 million, respectively, consisting primarily of state and local, and foreign taxes.

As of June 30, 2018, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of June 30, 2018 and December 31, 2017 totaled $4.0 million and $1.0 million, respectively.

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

In the Financing, the Company intends to offer to FalconStor stockholders as of November 17, 2017 who are accredited investors the opportunity to purchase up to a total of 40 million Units (inclusive of subscriptions by HCP-FVA). The Financing is expected to close on or before September 23, 2018, and documentation relating to the Financing is anticipated to provided to prospective investors during the week of August 13, 2018. Any current shareholder of the Company who is an accredited investor and a shareholder of the Company prior to the stock date should contact the Company if they are interested in participating in the Financing. Each Unit consists of the following (each, a “Unit”):

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

The closing of the Commitment effectively constitutes HCP-FVA’s purchase of 30 million Units in the Financing. As a result, the maximum additional funds that the Company may receive in the Financing is $1 million through the purchase of 10 million Units by other eligible stockholders. If other eligible stockholders subscribe for more than 10 million Units, they will purchase those additional Units consisting of senior secured debt and Series A Preferred Stock directly from HCP-FVA (with the associated Financing Warrants to be issued by the Company directly to the eligible stockholders, and HCP-FVA’s Financing Warrants associated with those additional Units sold to the eligible stockholders to be cancelled in accordance with the terms of such Financing Warrants), subject to HCP-FVA maintaining at least 25% of the total Units to be issued in the Financing. HCP-FVA has agreed to subscribe for more than its pro rata portion of the Units available for purchase in the Financing (based on common stock ownership on an as-converted basis as of November 17, 2017), and if other eligible stockholders elect to subscribe for more than their pro rata share, the remaining Units shall be allocated among such stockholders (including HCP-FVA) based on their common stock ownership on an as-converted basis as of November 17, 2017 and HCP's right to purchase 25% of the units in the Financing as a result of providing the Commitment.

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

In exchange for serving as the backstop for the Financing, upon the closing of the Commitment, HCP-FVA received warrants to purchase 41,577,382 shares of the Company’s common stock for a nominal exercise price, in addition to the 13,859,128 Backstop Warrants issued to HCP-FVA in connection with the making of the Short Term Loan. If eligible stockholders (other than HCP-FVA) subscribe for and purchase more than fifty percent (50%) of the Units in the Financing on the terms and conditions set forth in Section 10.13 of the Amended and Restated Loan Agreement and Schedule 10.13 thereto, then 66.66% of the number of shares of common stock issued to HCP-FVA in respect of the Backstop Warrants issued upon the closing of the Commitment (or, if the Backstop Warrants issued upon the closing of the Commitment have not then been exercised, issuable to HCP-FVA) upon exercise of such Backstop Warrants, as determined on a post-cashless exercise basis, shall be cancelled (and, if such Backstop Warrants have been exercised on a non-cashless exercise basis, the Company shall reimburse HCP-FVA for the cash exercise price paid in respect of the cancelled warrant shares). The Backstop Warrants are in addition to the Financing Warrants issuable in the Financing. In consideration for HCP-FVA’s subscription of 3 million of Units, HCP-FVA was issued Financing Warrants to purchase 366,990,000 shares of the Company’s common stock for a nominal exercise price. The Financing Warrants are currently exercisable as stockholder approval to increase the Company's authorized capital has been obtained. On April 23, 2018, HCP-FVA exercised substantially all of it's Backstop Warrants on a cash-less basis and was issued 53,370,601 shares of the Company's common stock.

We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through 2019.

Cash Flow Analysis

Cash flow information is as follows:

	Six Months Ended June 30,
	2018	2017
Cash (used in) provided by:
Operating activities	700,456	(1,645,279)
Investing activities	(58,023)	(106,832)
Financing activities	2,354,727	(25,710)
Effect of exchange rate changes	35,036	33,988
Net increase (decrease) in cash and cash equivalents	$3,032,196	$(1,743,833)

Net cash provided by operating activities totaled $0.7 million for the six months ended June 30, 2018, compared with $1.6 million of net cash used in operating activities in the prior year period. The changes in net cash provided by operating activities for the six months ended June 30, 2018, was primarily due to our net income (loss) and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used in investing activities totaled $0.1 million for the six months ended June 30, 2018, compared with net cash used in investing activities of $0.1 million in the prior year period. Included in investing activities are purchases of property and equipment, capitalized software development costs, cash received from security deposits and purchases of intangible assets.
.
Net cash provided by financing activities totaled $2.4 million for the six months ended June 30, 2018, compared with net cash used in financing activities of $0.0 million in the prior year period. Included in financing activities for the six months ended June 30, 2018 are proceeds from the issuance of long-term debt. There were minimal financing activity cash flows during the six months ended June 30, 2017, which related to tax withholdings for employee share-based payment awards.

Total cash and cash equivalents increased $3.0 million to $4.0 million at June 30, 2018 compared to December 31, 2017.

Contractual Obligations

As of June 30, 2018, our significant commitments are related to (i) the Amended Restated Loan Agreement, (ii) our office leases, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2018:

	Operating Leases	Note Payable (c)	Interest Payments (a) (c)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption	Dividends on Series A Preferred Stock
2018	$1,003,556	$—	$86,020	$—	$—	$—
2019	1,614,843	—	172,041	—	—	—
2020	1,444,247	—	172,041	—	—	—
2021	491,020	3,000,000	86,020	—	—	5,138,673
Other	—	—	—	270,238	9,000,000	—
Total contractual obligations	$4,553,666	$3,000,000	$516,122	$270,238	$9,000,000	$5,138,673
Sublease income	$(1,177,533)	$—	$—	$—	$—	$—
Net contractual obligations	$3,376,133	$3,000,000	$516,122	$270,238	$9,000,000	$5,138,673

(a) The cash obligations for interest requirements reflect floating rate debt obligations on the balance of our Note Payable at June 30, 2018 using interest rate in effect at such time.

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

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended June 30, 2018 and 2017, approximately 77% and 71% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at June 30, 2018, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.6 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

10.2	Agreement between FalconStor Software, Inc. and Brad Wolfe, dated April 4, 2018, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed April 11, 2018. (1)

10.3	Falconstor Software Inc. 2018 Stock Incentive Plan, incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on June 5, 2018.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – June 30, 2018 and December 31, 2017.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Six Months Ended June 30, 2018 and 2017.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) – Three and Six Months Ended June 30, 2018 and 2017.

(iv)	unaudited Condensed Consolidated Statement of Cash Flows – Six Months Ended June 30, 2018 and 2017.

(v)	Notes to unaudited Condensed Consolidated Financial Statements – June 30, 2018.

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

/s/ Brad Wolfe
Brad Wolfe
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Brooks
Todd Brooks
President & Chief Executive Officer
August 14, 2018	(principal executive officer)