Form 10-Q
period 2018-09-30
FALCONSTOR SOFTWARE INC
filed 2018-11-14
CIK 922521

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                 to
Commission File Number:  000-23970

FALCONSTOR SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0216135
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Brazos Street, Suite 400, Austin, TX	78701
(Address of principal executive offices)	(Zip Code)

631-777-5188
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

The number of shares of common stock outstanding as of October 31, 2018 was 97,934,091.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,827,296	$1,011,472
Accounts receivable, net of allowances of $251,456 and $354,542, respectively	1,626,889	4,168,015
Prepaid expenses and other current assets	1,535,848	1,244,494
Contract assets, net	1,178,851	—
Total current assets	7,168,884	6,423,981
Property and equipment, net of accumulated depreciation of $18,137,451 and $17,926,959, respectively	443,145	636,112
Deferred tax assets, net	586,190	590,977
Software development costs, net	136,509	279,414
Other assets	965,932	992,760
Goodwill	4,150,339	4,150,339
Other intangible assets, net	105,375	141,631
Contract assets, net	939,930	—
Total assets	$14,496,304	$13,215,214
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$862,577	$1,092,864
Accrued expenses	2,405,103	4,376,235
Short-term loan, net of debt issuance costs and discounts	—	370,151
Deferred revenue, net	6,859,592	11,760,327
Total current liabilities	10,127,272	17,599,577
Other long-term liabilities	1,673,545	1,154,512
Notes payable, net	2,530,012	—
Deferred tax liabilities, net	85,559	85,559
Deferred revenue, net	2,712,842	6,600,363
Total liabilities	17,129,230	25,440,011
Commitments and contingencies (Note 11)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $10,831,863 and $9,000,000, respectively	9,394,412	9,000,000
Stockholders' deficit:
Common stock - $.001 par value, 800,000,000 and 100,000,000 shares authorized, respectively, 97,934,901 and 60,091,560 shares issued, respectively and 97,934,901 and 44,563,490 shares outstanding, respectively	97,932	60,090
Additional paid-in capital	112,548,108	168,637,157
Accumulated deficit	(122,829,307)	(130,930,284)
Common stock held in treasury, at cost (0 and 15,528,070 shares, respectively)	—	(57,032,917)
Accumulated other comprehensive loss, net	(1,844,071)	(1,958,843)
Total stockholders' deficit	(12,027,338)	(21,224,797)
Total liabilities and stockholders' deficit	$14,496,304	$13,215,214

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Product revenue	$1,007,915	$2,129,125	$3,925,504	$6,549,832
Support and services revenue	3,052,246	3,976,308	9,140,187	12,329,042
Total revenue	4,060,161	6,105,433	13,065,691	18,878,874
Cost of revenue:
Product	62,742	118,880	128,632	669,564
Support and service	645,700	1,115,703	1,964,897	3,788,282
Total cost of revenue	708,442	1,234,583	2,093,529	4,457,846
Gross profit	3,351,719	4,870,850	$10,972,162	$14,421,028
Operating expenses:
Research and development costs	1,065,031	1,216,663	2,997,826	5,536,658
Selling and marketing	1,144,271	1,128,850	3,209,930	5,288,991
General and administrative	1,068,754	1,163,676	4,175,578	4,130,570
Restructuring costs (benefit)	315,283	76,705	951,265	(159,597)
Total operating expenses	3,593,339	3,585,894	11,334,599	14,796,622
Operating income (loss)	(241,620)	1,284,956	(362,437)	(375,594)
Interest and other income (loss), net	(187,667)	134,321	(501,087)	260,121
Income (loss) before income taxes	(429,287)	1,419,277	(863,524)	(115,473)
Income tax expense (benefit)	(96,858)	(9,896)	(33,868)	207,352
Net income (loss)	$(332,429)	$1,429,173	$(829,656)	$(322,825)
Less: Accrual of Series A redeemable convertible preferred stock dividends	229,022	215,000	687,152	634,664
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—	2,269,042	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	124,993	—	240,743	—
Net income (loss) attributable to common stockholders	$(686,444)	$1,214,173	$(4,026,593)	$(957,489)
Basic net income (loss) per share attributable to common stockholders	$(0.01)	$0.03	$(0.05)	$(0.02)
Diluted net income (loss) per share attributable to common stockholders	$(0.01)	$0.02	$(0.05)	$(0.02)
Weighted average basic shares outstanding	97,935,348	44,552,892	75,844,719	44,362,367
Weighted average diluted shares outstanding	97,935,348	54,235,876	75,844,719	44,362,367

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(332,429)	$1,429,173	$(829,656)	$(322,825)
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation	70,061	104,917	114,772	(75,179)
Total other comprehensive income (loss), net of applicable taxes:	70,061	104,917	114,772	(75,179)
Total comprehensive income (loss)	$(262,368)	$1,534,090	$(714,884)	$(398,004)
Less: Accrual of Series A redeemable convertible preferred stock dividends	229,022	215,000	687,152	634,664
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—	2,269,042	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	124,993	—	240,743	—
Total comprehensive income (loss) attributable to common stockholders	$(616,383)	$1,319,090	$(3,911,821)	$(1,032,668)

See accompanying notes to unaudited condensed consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(829,656)	$(322,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	511,232	760,409
Share-based payment compensation	35,648	241,992
Non-cash professional services expenses	—	40,000
Loss on disposal of fixed assets	—	63,774
Provision (benefit) for returns and doubtful accounts	(42,966)	99,312
Deferred income taxes (benefit)	—	35,831
Changes in operating assets and liabilities:
Accounts receivable	2,581,079	2,820,410
Prepaid expenses and other current assets	158,024	287,844
Contract assets	1,038,473	—
Other assets	7,539	(371,543)
Accounts payable	(219,868)	710,509
Accrued expenses and other long-term liabilities	(152,018)	(940,641)
Deferred revenue	(3,419,209)	(4,976,493)
Net cash used in operating activities	(331,722)	(1,551,421)
Cash flows from investing activities:
Purchases of property and equipment	(46,494)	(9,686)
Capitalized software development costs	(32,919)	—
Security deposits	3,625	(35,028)
Purchase of intangible assets	(63,145)	(63,999)
Net cash used in investing activities	(138,933)	(108,713)
Cash flows from financing activities:
Payments for tax withholding for share-based compensation	—	(25,710)
Proceeds from issuance of long-term debt, net of issuance costs	2,328,019	—
Net cash provided by (used in) financing activities	2,328,019	(25,710)
Effect of exchange rate changes on cash and cash equivalents	(41,540)	45,626
Net increase (decrease) in cash and cash equivalents	1,815,824	(1,640,218)
Cash and cash equivalents, beginning of period	1,011,472	3,391,528
Cash and cash equivalents, end of period	$2,827,296	$1,751,310
Supplemental disclosures:
Cash paid for interest	$64,837	$—
Cash paid for income taxes, net	$—	$207,399
Non-cash investing and financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$927,895	$634,664
Warrants issued	$4,143,000	$—
Deemed dividend	$2,269,042	$—
Discount on preferred stock	$1,602,428	$—
Discount on notes payable	$288,504	$—

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

(b) Liquidity

As of September 30, 2018, we had a working capital deficiency of $3.0 million, which is inclusive of current deferred revenue of $6.9 million, and a stockholders' deficit of $12.0 million. During the three months ended September 30, 2018, we had a net loss of $0.3 million. During the nine months ended September 30, 2018, we had a net loss of $0.8 million and negative cash flow from operations of $0.3 million. Our cash and cash equivalents at September 30, 2018 was $2.8 million, an increase of $1.8 million as compared to December 31, 2017.

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

On November 17, 2017, HCP-FVA, LLC (the “Lender” or "HCP-FVA") provided a commitment letter to the Company agreeing to finance up to $3 million to the Company (the “Commitment”) on the terms, and subject to the conditions, set forth in the Commitment letter.  As part of that Commitment, on November 17, 2017, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Lender and certain other loan parties named therein, pursuant to which the Lender made a short term loan to the Company in the principal amount of $500,000 (the “Short Term Loan”).

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

(d)  Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principals ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant estimates include those related to revenue recognition, accounts receivable allowances, share-based payment compensation, valuation of derivatives, capitalizable software development costs, valuation of goodwill and other intangible assets and income taxes. During the first quarter of 2018, the Company also had significant estimates in the determination of the fair value of Series A Preferred Stock, notes payable and warrants issued. Actual results could differ from those estimates.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 30, 2018, and the results of its operations for the three and nine months ended September 30, 2018 and 2017. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K").

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

Following is a summary of the impact to the Company’s current financial results from adopting the new revenue recognition standard:

Statements of Operations	Under Previous Guidance	New Revenue Standard Adjustment	Under Current Accounting Guidance
Three Months Ended September 30, 2018
Product revenue	$1,587,748	$(579,833)	$1,007,915
Support and services revenue	3,052,246	—	3,052,246
Selling and marketing	1,132,675	11,596	1,144,271
Income tax expense (benefit)	(96,858)	—	(96,858)
Net income (loss)	259,000	(591,429)	(332,429)
Net loss attributable to common stockholders	(95,015)	(591,429)	(686,444)
Basic net income (loss) per share attributable to common stockholders	—	(0.01)	(0.01)
Diluted net income (loss) per share attributable to common stockholders	—	(0.01)	(0.01)

Statements of Operations	Under Previous Guidance	New Revenue Standard Adjustment	Under Current Accounting Guidance
Nine Months Ended September 30, 2018
Product revenue	$5,662,884	$(1,737,380)	$3,925,504
Support and services revenue	9,140,187	—	9,140,187
Selling and marketing	3,201,380	8,550	3,209,930
Provision for income taxes	(33,868)	—	(33,868)
Net income (loss)	916,274	(1,745,930)	(829,656)
Net loss attributable to common stockholders	(2,280,663)	(1,745,930)	(4,026,593)
Basic net loss per share attributable to common stockholders	(0.03)	(0.02)	(0.05)
Diluted net loss per share attributable to common stockholders	(0.03)	(0.02)	(0.05)

Balance Sheets	Under Previous Guidance	New Revenue Standard Adjustment	Under Current Accounting Guidance
September 30, 2018
Prepaid expenses and other current assets	$1,130,598	$405,250	$1,535,848
Contract assets, net, current	—	1,178,851	1,178,851
Contract assets, net, long-term	—	939,930	939,930
Deferred revenue, net, current	10,481,791	(3,622,199)	6,859,592
Deferred tax liabilities, net	85,559	—	85,559
Deferred revenue, net, long-term	3,751,315	(1,038,473)	2,712,842
Accumulated deficit	(130,014,010)	7,184,703	(122,829,307)

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

As of September 30, 2018 and December 31, 2017, accounts receivable, net of allowance for doubtful accounts, was $1.6 million and $4.2 million, respectively. As of September 30, 2018 and December 31, 2017, short and long-term contract assets, net of allowance for doubtful accounts, was $2.1 million and $0.0 million, respectively.

The allowances for doubtful accounts reflect the Company’s best estimates of probable losses inherent in the accounts receivable and contract assets’ balances. The Company determines the allowances based on known troubled accounts, historical experience, and other currently available evidence. Write-offs in the accounts receivable and contract assets allowance accounts for the three months ended September 30, 2018 were $0.0 million and $0.0 million, respectively. Write-offs in the accounts receivable and contract assets allowance accounts for the nine months ended September 30, 2018 were $0.4 million and $0.0 million, respectively.

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

Changes in deferred revenue were as follows:

Nine Months Ended September 30, 2018
Balance at December 31, 2017	$18,360,690
Cumulative effect of applying ASC 606 under the modified retrospective method*	(5,359,579)
Deferral of revenue	9,684,556
Recognition of revenue	(13,065,691)
Change in reserves	(47,542)
Balance at September 30, 2018	$9,572,434
*See Note (1) Basis of Presentation to our unaudited condensed consolidated financial statements for further information.

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $9.6 million as of September 30, 2018, of which the Company expects to recognize approximately 72% of the revenue over the next 12 months and the remainder thereafter.

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

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options, warrants and restricted stock	370,117,830	2,309,950	370,117,830	2,786,418
Series A redeemable convertible preferred stock	8,781,516	8,781,516	8,781,516	8,781,516
Total anti-dilutive common stock equivalents	378,899,346	11,091,466	378,899,346	11,567,934

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net income (loss)	$(332,429)	$1,429,173	$(829,656)	$(322,825)
Effects of Series A redeemable convertible preferred stock:
Less: Series A redeemable convertible preferred stock dividends	229,022	215,000	687,152	634,664
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—	2,269,042	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	124,993	—	240,743	—
Net income (loss) attributable to common stockholders	$(686,444)	$1,214,173	$(4,026,593)	$(957,489)
Denominator
Weighted average basic shares outstanding	97,935,348	44,552,892	75,844,719	44,362,367
Effect of dilutive securities:
Stock options, warrants and restricted stock	—	901,468	—	—
Series A redeemable convertible preferred stock	—	8,781,516	—	—
Weighted average diluted shares outstanding	97,935,348	54,235,876	75,844,719	44,362,367

EPS
Basic net income (loss) per share attributable to common stockholders	$(0.01)	$0.03	$(0.05)	$(0.02)
Diluted net income (loss) per share attributable to common stockholders	$(0.01)	$0.02	$(0.05)	$(0.02)

(4) Property and Equipment

The gross carrying amount and accumulated depreciation of property and equipment as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Gross carrying amount	$18,580,596	$18,563,071
Accumulated depreciation	(18,137,451)	(17,926,959)
Property and Equipment, net	$443,145	$636,112

For the three months ended September 30, 2018 and 2017, depreciation expense was $77,697 and $107,813, respectively. For the nine months ended September 30, 2018 and 2017, depreciation expense was $236,007 and $429,567, respectively.

(5) Software Development Costs

The gross carrying amount and accumulated amortization of software development costs as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Gross carrying amount	$2,950,134	$2,917,215
Accumulated amortization	(2,813,625)	(2,637,801)
Software development costs, net	$136,509	$279,414

During the three months ended September 30, 2018 and 2017, the Company recorded $58,608 and $58,608, respectively, of amortization expense related to capitalized software costs. During the nine months ended September 30, 2018 and 2017, the Company recorded $175,824 and $209,536, respectively, of amortization expense related to capitalized software costs.

(6) Goodwill and Other Intangible Assets

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,879,547	$3,816,402
Accumulated amortization	(3,774,172)	(3,674,771)
Net carrying amount	$105,375	$141,631

For the three months ended September 30, 2018 and 2017, amortization expense was $28,581 and $40,533, respectively. For the nine months ended September 30, 2018 and 2017, amortization expense was $99,401 and $121,306, respectively.

(7) Share-Based Payment Arrangements

On June 22, 2018, the Company's stockholders adopted the FalconStor Software, Inc. 2018 Incentive Stock Plan (the "2018 Plan"). The 2018 Plan is administered by the Compensation Committee and provides for the issuance of up to 147,199,698 shares of the Company's common stock upon the grant of shares with such restrictions as determined by the Compensation Committee to the employees and directors of, and consultants providing services to, the Company or its affiliates. Exercise prices of the options will be determined by the Compensation Committee, subject to the consent of Hale Capital. The vesting terms shall be performance based and determined by the Committee, subject to the consent of Hale Capital, based on various factors, including (i) the return of capital to the holders of the Series A Preferred Stock and the Company’s Common Stock in the event of a Change of Control, (ii) the repayment of the Company’s obligations under its senior secured debt, and (iii) the Company’s free cash flow. Seventy percent (70%) of the Shares issuable under the 2018 Plan shall be granted as stock options. The remaining thirty percent (30%) of the shares subject to the Plan plus any returned shares will be reserved for future grants of awards to new hires.

The 2016 Incentive Stock Plan (the "2016 Plan") was terminated in April 2018.

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of September 30, 2018:

	Shares	Shares Available	Shares
Name of Plan	Authorized	for Grant	Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	147,199,698	147,199,698	—

The following table summarizes the Company’s equity plans that have terminated or expired but that still have equity awards outstanding as of September 30, 2018:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	505,000
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	1,074,700
FalconStor Software, Inc., 2000 Stock Option Plan	—	4,500

Related to the 2016 Plan, many share-based compensation awards were forfeited and the related expense reversed accordingly, resulting in negative expense in the period. The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue - Support and Service	6,314	(9,752)	19,889	55,533
Research and development costs	17,883	28,382	59,233	212,910
Selling and marketing	3,579	(23,560)	16,036	40,178
General and administrative	1,248	(255,647)	(59,510)	(26,629)
	$29,024	$(260,577)	$35,648	$281,992

(8) Income Taxes

The Company’s provision for income taxes consists principally of state and local, and foreign taxes, as applicable, in amounts necessary to align the Company’s year-to-date tax provision with the effective rate that it expects to achieve for the full year.

For the nine months ended September 30, 2018, the Company recorded an income tax provision of $(33,868). The effective tax rate for the nine months ended September 30, 2018 was 3.9%. The effective tax rate differs from the statutory rate of 21% primarily related to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses. During the quarter ended September 30, 2018, the Company recorded an income tax benefit of $0.1 million related to the reversal of uncertain tax positions. As of September 30, 2018, the Company’s conclusion did not change with respect to the realizability of its domestic deferred tax assets and therefore, the Company has not recorded any income tax expense as such amounts are fully offset with a valuation allowance.

For the nine months ended September 30, 2017, the Company recorded an income tax provision of $207,352. The effective tax rate for the nine months ended September 30, 2017 was (179.6%). The effective tax rate differs from the statutory rate of 35% primarily related to the mix of foreign and domestic earnings as no tax expense or benefit is being recognized on domestic earnings or losses.

The Company’s total unrecognized tax benefits, excluding interest, at September 30, 2018 and December 31, 2017 were $137,927 and 180,202, respectively. As of September 30, 2018 and December 31, 2017, the Company had $61,242 and $82,508, respectively, of accrued interest.

On December 22, 2017 the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 118, which provides guidance on accounting for the tax effects of 2017 Tax Cuts and Jobs Act ("TCJA"). The purpose of SAB No. 118 was to address any uncertainty or diversity of view in applying ASC Topic 740, Income Taxes in the reporting period in which the TCJA was enacted. SAB No. 118 addresses situations where the accounting is incomplete for certain income tax effects of the TJCA upon issuance of a company’s financial statements for the reporting period that includes the enactment date. SAB No. 118 allows for a provisional amount to be recorded if it is a reasonable estimate of the impact of the TCJA. Additionally, SAB No. 118 allows for a measurement period to finalize the impacts of the TCJA, not to extend beyond one year from the date of enactment.

The Company’s accounting for certain elements of the TCJA was incomplete as of the period ended December 31, 2017, and remains incomplete as of September 30, 2018. However, the Company was able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items at December 31, 2017 and June 30, 2018.

(9) Notes Payable and Stock Warrants

As previously disclosed in the Company’s filings with the Securities and Exchange Commission, the Company was actively seeking financing in order to meet the Company’s operating cash flow needs.

On November 17, 2017, HCP-FVA provided the Commitment, whereby it agreed to finance up to $3 million to the Company on the terms, and subject to the conditions, set forth in the Commitment letter.  As part of the commitment, on November 17, 2017, the Company entered into a Loan Agreement with Lender and certain other loan parties named therein, pursuant to which the Lender made a Short Term Loan to the Company in the principal amount of $500,000.  Pursuant to the Short Term Loan, HCP-FVA received warrants to purchase13,859,128 shares of the Company's common stock at a nominal exercise price ("Backstop Warrants").

The Short Term Loan was secured by all of the assets of the Company and guaranteed by each of the Company’s domestic subsidiaries.  The Short Term Loan bore interest at a rate equal to the prime rate plus 0.75%.  The Short Term Loan was due and payable on May 17, 2018, unless prepaid or satisfied through the issuance by the Company of Units (as defined below) in a proposed private placement (the "Financing") offered to certain eligible stockholders who were stockholders of the Company on November 17, 2017, as described below.

On February 23, 2018, the Company closed on the Commitment from HCP-FVA to purchase up to $3 million of Units. HCP-FVA subscribed for the full $3 million of Units (at the Company’s election) in the Commitment by payment of $2.5 million in cash and the conversion of the $500,000 Short-Term Loan into Units. In consideration for HCP-FVA’s subscription of 3 million of Units, HCP-FVA was issued Financing Warrants (as hereinafter defined) to purchase 366,990,000 shares of the Company’s common stock for a nominal exercise price.

In the Financing, the Company agreed to offer FalconStor stockholders as of November 17, 2017 who were accredited investors the opportunity to purchase up to a total of 40 million Units (inclusive of subscriptions by HCP-FVA). Each Unit had a purchase price of $0.371063 and consisted of the following (each, a “Unit”):

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
0.0225 shares of Series A Preferred Stock at a per Unit price of $0.271063 (subject to increase to take into account accretion of the Series A Preferred Stock after September 30, 2018), all such shares to be acquired directly from their current holder, HCP-FVA.

The closing of the Commitment effectively constituted HCP-FVA’s purchase of 30 million Units in the Financing. As a result, the maximum additional funds that the Company could receive in the Financing was $1 million through the purchase of 10 million Units by other eligible stockholders. If other eligible stockholders subscribed for more than 10 million Units, they would purchase those additional Units consisting of senior secured debt and Series A Preferred Stock directly from HCP-FVA (with the associated Financing Warrants to be issued by the Company directly to the eligible stockholders, and HCP-FVA’s Financing Warrants associated with those additional Units sold to the eligible stockholders to be cancelled in accordance with the terms of such Financing Warrants), subject to HCP-FVA maintaining at least 25% of the total Units to be issued in the Financing. HCP-FVA also agreed to subscribe for more than its pro rata portion of the Units available for purchase in the Financing (based on common stock ownership on an as-converted basis as of November 17, 2017), and if other eligible stockholders elected to subscribe for more than their pro rata share, the remaining Units will be allocated among such stockholders (including HCP-FVA) based on their common stock ownership on an as-converted basis as of November 17, 2017 and HCP-FVA's right to purchase 25% of the total units in the Financing. In exchange for serving as the backstop for the Financing, upon the closing of the Commitment, HCP-FVA received additional Backstop Warrants to purchase 41,577,382 shares of the Company’s common stock for a nominal exercise price, in addition to the 13,859,128 Backstop Warrants issued to HCP-FVA in connection with the making of the Short Term Loan.

On February 23, 2018, in connection with HCP-FVA’s subscription in the Financing, the Company entered into an Amended and Restated Term Loan Credit Agreement, dated as of the same date (the “Amended and Restated Loan Agreement”), with HCP-FVA and certain other loan parties named therein setting forth the terms of the Term Loan. The Amended and Restated Loan Agreement amended and restated the Loan Agreement.

Under the Amended and Restated Loan Agreement, in the event the Term Loan is prepaid for any reason, such prepayment will be subject to the payment of a premium in an amount equal to 5% of the principal amount prepaid. The Term Loan is required to be prepaid upon the occurrence of certain events, including but not limited to certain asset dispositions, the incurrence of additional indebtedness, the receipt of insurance proceeds, and a change of control, subject to certain exceptions.

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

On October 9, 2018, FalconStor closed on the final tranche of its private placement offering of Units to certain eligible stockholders of the Company. For further information, refer to Note (18) Subsequent Events, to our unaudited condensed consolidated financial statements.

During the fiscal year-ended December 31, 2017 and nine months ended September 30, 2018, FalconStor was unable to make its Series A Preferred Stock quarterly dividend payments, and was subject to mandatory redemption under the Series A Preferred Stock purchase agreement. In conjunction with the Commitment, Hale Capital agreed to postpone the date of the mandatory redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a mandatory redemption right (“Series A Mandatory Redemption Extension”). Accordingly, as a result of these changes, for accounting purposes, the Series A Preferred Stock is considered new Series A Preferred Stock.

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

When multiple instruments are issued in a single transaction, the total proceeds from the transaction should be allocated among the individual freestanding instruments identified. Since Hale Capital held all of the debt and Series A Preferred Stock, the restructuring is considered to be a capital transaction as of September 30, 2018. As such the gain or loss is recorded in equity.
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

The initial transaction was recorded as follows:

At Inception	February 23, 2018
	Basis	Fair Value
Series A redeemable convertible preferred stock, net	$10,312,113	$8,709,684
Notes payable, net	2,728,778	2,457,249
Warrant liability	—	4,143,000
Total	$13,040,891	$15,309,933

Deemed dividend	$2,269,042

The Series A Preferred Stock consists of the following:

Series A redeemable convertible preferred stock principal balance	$9,000,000
Accrued dividends	1,312,112
Discount	(1,602,428)
Total Series A redeemable convertible preferred stock, net at inception on February 23, 2018	8,709,684
Accrued dividends	445,887
Accretion of preferred stock	238,841
Total Series A redeemable convertible preferred stock, net at September 30, 2018	$9,394,412

The notes payable balance consists of the following:

Notes payable principal balance	$3,000,000
Deferred issuance costs	(254,247)
Discount	(288,504)
Total notes payable, net at inception on February 23, 2018	2,457,249
Accretion of discount	103,372
Deferred issuance costs	(30,609)
Total notes payable, net at September 30, 2018	$2,530,012

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

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At September 30, 2018, the Company did not have any Level 1 category assets included in the condensed consolidated balance sheets. At December 31, 2017, the Level 1 category included money market funds, which are included within cash and cash equivalents in the condensed consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. At September 30, 2018 and December 31, 2017, the Company did not have any Level 2 category assets included in the condensed consolidated balance sheets.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At September 30, 2018 and December 31, 2017, the Level 3 category included derivatives, which are included within other long-term liabilities in the condensed consolidated balance sheets. The Company did not hold any cash and cash equivalents categorized as Level 3 as of September 30, 2018 or December 31, 2017.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	498,086	—	—	498,086
Total derivative liabilities	498,086	—	—	498,086

Total assets and liabilities measured at fair value	$498,086	$—	$—	$498,086

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liabilities:
Derivative Instruments	445,838	—	—	445,838
Total derivative liabilities	445,838	—	—	445,838

Total assets and liabilities measured at fair value	$445,838	$—	$—	$445,838

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

The fair value of the Company's Series A Preferred Stock is based on its future cash flows discounted at a 15% yield. The fair value of the Company's note payable is based on its future cash flows discounted at 12%. The fair value of the Backstop Warrants and Financing Warrants to purchase approximately 422 million shares of the Company's common stock, was based on the enterprise value of the Company calculated by a third party appraiser less the preferred stock and preferred stock accrued dividends that have a preference over common shares. These warrants were then valued based on a Black Scholes value using volatility of 60% and resulted in a fair value of approximately $0.01 per share.

The following table presents a reconciliation of the beginning and ending balances of the Company's liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning Balance	$482,871	$419,560	$445,838	$336,862
Total loss recognized in earnings	15,215	5,076	52,248	87,774
Ending Balance	$498,086	$424,636	$498,086	$424,636

(11) Commitments and Contingencies

The Company’s headquarters are located in Austin, Texas.  The Company has an operating lease covering its Melville, N.Y. office facility that expires in April 2021. The Company has sublet a portion of this lease. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2018 through 2021. The following is a schedule of future minimum lease payments for all operating leases as of September 30, 2018:

	Payments	Sublease Income	Net Commitments
2018	508,144	(107,048)	401,096
2019	1,756,507	(428,194)	1,328,313
2020	1,567,637	(428,194)	1,139,443
2021	491,020	(142,731)	348,289
Thereafter	—	—	—
	$4,323,308	$(1,106,167)	$3,217,141

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the three and nine months ended September 30, 2018, the Company has not incurred any costs related to warranty obligations.

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

As described under Note 12, the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of September 30, 2018, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

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

In connection with Mr. Wolfe’s appointment as Chief Financial Officer, the Board approved an offer letter to Mr. Wolfe (the “Wolfe Offer Letter”), which was executed on April 4, 2018. The Wolfe Offer Letter provides that Mr. Wolfe is entitled to receive an annualized base salary of $240,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Wolfe will also be eligible for a cash bonus of $10,000 for any quarter which has net working capital cash in excess of $27,500 and additional incentive compensation of an annual bonus of up to $70,000, subject to attainment of performance objectives to be mutually agreed upon and established.

As described under Note 17, the Company has incurred certain restructuring costs in connection with restructuring plans adopted in 2013 and 2017.

In addition, as of September 30, 2018, the Company's liability for uncertain tax positions totaled $199,169. At this time, the settlement period for this liability, including related accrued interest, cannot be determined.

(12) Series A Redeemable Convertible Preferred Stock

The Company has 900,000 shares of Series A Preferred Stock outstanding . Pursuant to the Amended and Restated  Certificate of Designations, Preferences and Rights  for the Series A Preferred Stock (the ”Certificate of Designations”), each share of Series A Preferred Stock can be converted into shares of the Company’s Common Stock, at an initial conversion price equal to $1.02488 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction, (i) at any time at the option of the holder or (ii) by the Company if, following the first anniversary of the issuance of the Series A Preferred Stock (subject to extension under certain circumstances), the volume weighted average trading price per share of the Company’s Common Stock for sixty (60) consecutive trading days exceeds 250% of the conversion price and continues to exceed 225% of the conversion price through the conversion date, subject at all times to the satisfaction of, and the limitations imposed by, the equity conditions set forth in the Certificate of Designations (including, without limitation, the volume limitations set forth therein).
Pursuant to the Certificate of Designations, the holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the prime rate (provided in the Wall Street Journal Eastern Edition) plus 5% (up to a maximum dividend rate of 10%), payable in cash or in kind (i.e., through the issuance of additional shares of Series A Preferred Stock), except that the Company is not permitted to pay such dividends in cash while any indebtedness and the Company’s Amendment and Restated Loan Agreement remains outstanding without the consent of the holders of the Series A Preferred Stock. In addition, the declaration and payment of dividends is subject to compliance with applicable law and unpaid dividends will accrue. A holder’s right to convert its shares of Series A Preferred Stock and receive dividends in the form of Common Stock is subject to certain limitations including, among other things, that the shares of Common Stock issuable upon conversion or as dividends will not, prior to receipt of stockholder approval, result in any holder beneficially owning greater than 19.99% of the Company’s currently outstanding shares of Common Stock.
The Series A Preferred dividends shall accrue whether or not the declaration or payment of such Series A Preferred dividends are prohibited by applicable law, whether or not the Company has earnings, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are authorized or declared.
Upon certain triggering events, such as bankruptcy, insolvency or a material adverse effect or failure of the Company to issue shares of Common Stock upon conversion of the Series A Preferred Stock in accordance with its obligations, the holders may require the Company to redeem all or some of the Series A Preferred Stock at a price per share equal to the greater of (i) the sum of 100% of the stated value of a share of Series A Preferred Stock plus accrued and unpaid dividends with respect thereto, and (ii) the product of the number of shares of Common Stock underlying a share of Series A Preferred Stock and the closing price as of the occurrence of the triggering event. On or after July 30, 2021, each holder of Series A Preferred Stock can also require the Company to redeem its Series A Preferred Stock in cash at a per share price equal to 100% of the stated value of a share of Series A Preferred Stock plus accrued and unpaid dividends with respect thereto. Notwithstanding the forgoing, no holder of Series A Preferred Stock is permitted to exercise any rights or remedies upon a Breach Event or to exercise any redemption rights under the Certificate of Designations, unless approved by the holders of a majority of the then outstanding shares of Series A Preferred Stock.
Upon consummation of a fundamental sale transaction, the Series A Preferred Stock shall be redeemed at a per share redemption price equal to the greater of (y) 250% of the per share purchase price of the Series A Preferred Stock and (z) the price payable in respect of such share of Series A Preferred Stock if such share of Series A Preferred Stock had been converted into such number of shares of Common Stock in accordance with the Certificate of Designations (but without giving effect to any limitations or restrictions contained therein) immediately prior to such fundamental sale transaction;  provided however that the 250% threshold is changed to 100% if the fundamental sale transaction is approved by the two Series A Directors (as defined in the Certificate of

Designations). In addition, if the Company consummates an equity or debt financing that results in more than $5.0 million of net proceeds to the Company and/or its subsidiaries, the holders of Series A Preferred Stock will have the right, but not the obligation, to require the Company to use the net proceeds in excess of $5.0 million to repurchase all or a portion of the Series A Preferred Stock at a per share price equal to the greater of (i) the sum of 100% of the stated value of such share of Series A Preferred Stock plus accrued and unpaid dividends with respect thereto, and (ii) the number of shares of Common Stock into which such share of Series A Preferred Stock is then convertible multiplied by the greater of (y) the closing price of the Common Stock on the date of announcement of such financing or (z) the closing price of the Common Stock on the date of consummation of such financing.
Each holder of Series A Preferred Stock has a vote equal to the number of shares of Common Stock into which its Series A Preferred Stock would be convertible as of the record date. In addition, the holders of a majority of the Series A Preferred Stock must approve certain actions, including approving any amendments to the Company’s Charter or Bylaws that adversely affects the voting powers, preferences or other rights of the Series A Preferred Stock; payment of dividends or distributions; any liquidation, capitalization, reorganization or any other fundamental transaction of the Company; issuance of any equity security senior to or on parity with the Series A Preferred Stock as to dividend rights, redemption rights, liquidation preference and other rights; issuances of equity below the conversion price; any liens or borrowings other than non-convertible indebtedness from standard commercial lenders which does not exceed 80% of the Company’s accounts receivable; and the redemption or purchase of any of the capital stock of the Company.
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

As of September 30, 2018 and December 31, 2017 the fair value of these derivative instruments was $498,086 and $445,838, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for the nine months ended September 30, 2018 and September 30, 2017 of $52,248 and $87,774, respectively, were included in “interest and other loss, net” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the three and nine months ended September 30, 2018 and 2017, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning Balance	$482,871	$419,560	$445,838	$336,862
Total loss recognized in earnings	15,215	5,076	52,248	87,774
Ending Balance	$498,086	$424,636	$498,086	$424,636

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. In connection with the Commitment, Hale agreed to the Series A mandatory extension and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net income (loss) attributable to common stockholders on the statement of operations and in determining income (loss) per share for the three and nine months ended September 30, 2018 and 2017, respectively. The following represents a reconciliation of net loss attributable to common stockholders for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$(332,429)	$1,429,173	$(829,656)	$(322,825)
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	229,022	215,000	687,152	634,664
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—	2,269,042	—
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	124,993	—	240,743	—
Net income (loss) attributable to common stockholders	$(686,444)	$1,214,173	$(4,026,593)	$(957,489)

(13) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended September 30, 2018 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at June 30, 2018	$(1,936,229)	$—	$22,097	$(1,914,132)
Other comprehensive income (loss)
Other comprehensive income before reclassifications	70,061	—	—	70,061
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income	70,061	—	—	70,061
Accumulated other comprehensive income (loss) at September 30, 2018	$(1,866,168)	$—	$22,097	$(1,844,071)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the nine months ended September 30, 2018 are as follows:

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2017	$(1,980,940)	$—	$22,097	$(1,958,843)
Other comprehensive income (loss)
Other comprehensive income before reclassifications	114,772	—	—	114,772
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income	114,772	—	—	114,772
Accumulated other comprehensive income (loss) at September 30, 2018	$(1,866,168)	$—	$22,097	$(1,844,071)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the three months ended September 30, 2017 are as follows:

	Foreign Currency Translation	Net Unrealized Gains (Losses) on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at June 30, 2017	$(2,046,484)	$—	$28,675	$(2,017,809)
Other comprehensive income (loss)
Other comprehensive income before reclassifications	104,917	—	—	104,917
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income	104,917	—	—	104,917
Accumulated other comprehensive income (loss) at September 30, 2017	$(1,941,567)	$—	$28,675	$(1,912,892)

The changes in Accumulated Other Comprehensive Loss, net of tax, for the nine months ended September 30, 2017 are as follows:

	Foreign Currency Translation	Net Unrealized (Losses) Gains on Marketable Securities	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2016	$(1,866,388)	$—	$28,675	$(1,837,713)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(75,179)	—	—	(75,179)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive income (loss)	(75,179)	—	—	(75,179)
Accumulated other comprehensive income (loss) at September 30, 2017	$(1,941,567)	$—	$28,675	$(1,912,892)

For the three and nine months ended September 30, 2018, the amounts reclassified to net income (loss) related to the Company’s defined benefit plan and maturity of marketable securities. These amounts are included within “Operating income (loss)” within the condensed consolidated statements of operations.

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

Stock Repurchase Activity

During the three and nine months ended September 30, 2018 and 2017, the Company did not repurchase any shares of its common stock. As of September 30, 2018, the Company had the authorization under previous Board approved stock repurchase plans to repurchase 4,907,839 shares of its common stock based upon its judgment and market conditions.

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

(16) Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenue from the United States to customers in the following geographical areas for the three and nine months ended September 30, 2018 and 2017, and the location of long-lived assets as of September 30, 2018 and December 31, 2017, are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Americas	$1,585,465	$1,742,556	$3,648,360	$5,384,051
Asia Pacific	961,632	2,243,820	4,541,966	6,940,306
Europe, Middle East, Africa and Other	1,513,064	2,119,057	4,875,365	6,554,517
Total Revenue	$4,060,161	$6,105,433	$13,065,691	$18,878,874

	September 30, 2018	December 31, 2017
Long-lived assets:
Americas	$6,391,673	$5,754,977
Asia Pacific	755,907	822,885
Europe, Middle East, Africa and Other	179,840	213,371
Total long-lived assets	$7,327,420	$6,791,233

For the three and nine months ended September 30, 2018, the Company had one customer that accounted for 10% or more of total revenue. For the three and nine months ended September 30, 2017, the Company had no customers that accounted for 10% of total revenue.

As of September 30, 2018, the Company had no customers that accounted for 10% or more of the gross accounts receivable balance. As of December 31, 2017, the Company had one customer that accounted for 23% of the gross accounts receivable balance.

(17) Restructuring Costs

In the third quarter of 2013, the Company adopted a plan to better align the Company’s cost structure with the skills and resources required to more effectively execute the Company’s long-term growth strategy and to support revenue levels the Company expected to achieve on a go forward basis (the "2013 Plan").  In connection with the 2013 Plan, the Company eliminated over 100 positions worldwide, implemented tighter expense controls, ceased non-core activities and closed or downsized several facilities. The 2013 Plan was substantially completed by December 31, 2014; however, we expect the majority of the remaining severance related costs to be paid once final settlement litigation is completed, which can be at various times over the next six months.

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of the Company’s fiscal year ended December 31, 2017, and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced the Company’s workforce to approximately 81 employees at December 31, 2017. In connection with the 2017 Plan, the Company incurred severance expense of $1.2 million for the fiscal year ended December 31, 2017. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources, allowing the Company to focus on the install base and develop alternate channels to the market. As part of this consolidation effort the Company vacated a portion of the Mellville, NY office space during the nine months ended September 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the nine months ended September 30, 2018, the Company incurred lease disposal-related costs for this property of $1.1 million.

The following table summarizes the activity during 2018 related to restructuring liabilities recorded in connection with the 2013 and 2017 Plans:

	Severance Related Costs	Facility and Other Costs	Total
Balance at December 31, 2017	$648,399	$—	$648,399
Additions (Reductions)	(173,263)	—	(173,263)
Utilized/Paid	(13,774)	—	(13,774)
Balance at March 31, 2018	$461,362	$—	$461,362
Additions (Reductions)	—	809,245	809,245
Utilized/Paid	—	(312,507)	(312,507)
Balance at June 30, 2018	$461,362	$496,738	$958,100
Additions (Reductions)	—	315,283	315,283
Utilized/Paid	—	(331,405)	(331,405)
Balance at September 30, 2018	$461,362	$480,616	$941,978

The severance and facility related liabilities are included within “accrued expenses” in the accompanying condensed consolidated balance sheets. The expenses under the 2013 and 2017 Plans are included within “restructuring costs” in the accompanying condensed consolidated statements of operations.

(18) Subsequent Events

On October 9, 2018, FalconStor closed on the final tranche of its previously-announced Financing of Units to certain eligible stockholders of the Company. As a result, the Company received an additional $1,000,000 of gross proceeds from new investors (the “New Investors”) which is in addition to the $3,000,000 of gross proceeds previously received from HCP-FVA through the subscription of 30,000,000 Units pursuant to the Commitment on February 23, 2018.

In addition to providing the Company with $1,000,000 of gross proceeds, the New Investors purchased $520,000 of the Term Loan held by HCP-FVA and 342,000 of the 900,000 shares of Series A Preferred Stock held by HCP-FVA. Financing Warrants to purchase 63,610,935 shares of Common Stock held by HCP-FVA were also cancelled. Accordingly, the New Investors hold Financing Warrants to purchase 185,942,007 shares of Common Stock and HCP-FVA now holds Financing Warrants to purchase 303,379,065 shares of Common Stock. The transfer of securities by HCP-FVA to New Investors was subject to certain transfer limitations to ensure the preservation of the Company’s net operating loss carry forward.

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

OVERVIEW

The three months ended September 30, 2018 marked our fifth consecutive quarter of operational profitability before restructuring charges. The operational efficiencies achieved during the current year are part of a strategy which we feel will better position us for improved profitability and growth as we approach the final three months of 2018. As part of this plan, on October 9th, we closed on the final tranche of our previously-announced private placement. As a result, we received an additional $1.0 million of gross proceeds from new investors which is in addition to the $3.0 million of gross proceeds previously received through our recently completed financing with HCP-FVA, LLC (“HCP-FVA”). Given our improved financial stability, our focus for the balance of the year will shift to product innovation and strategic expansion.

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

Our net loss for the three months ended September 30, 2018 decreased to $0.3 million, as compared with net income of $1.4 million for the same period of the previous year, in part as a result of the impact of this newly adopted accounting standard, in addition to other non cash restructuring charges incurred in connection with our cost reduction efforts.

While our net loss increased as compared to the prior year period, net cash used by operations decreased by $1.2 million to $(0.3) million for the nine months ended September 30, 2018, as compared to $1.6 million of net cash used by operations for the nine months ended September 30, 2017. As a result of improved operational efficiencies and the closing of the commitment from HCP-FVA to provide $3.0 million in financing (the “Commitment”), we ended the quarter with $2.8 million of cash and cash equivalents, as compared to $1.0 million at December 31, 2017.

Deferred revenue as of September 30, 2018 totaled $9.6 million, compared with $18.4 million as of December 31, 2017. The decrease is primarily attributable to our adoption of new revenue recognition accounting guidance on January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. For further information, refer to Note (1) Basis of Presentation, to our unaudited condensed consolidated financial statements.

Overall, total revenue for the three months ended September 30, 2018 decreased 33% to $4.1 million, compared with $6.1 million in the prior year period. This decline in revenue was significantly impacted by our adoption of the new revenue recognition guidance on January 1, 2018 using the modified retrospective transition method which resulted in a $0.6 million decrease in revenue. The remaining decrease in revenue was driven by several factors. First, the volume of new product licenses and maintenance sales, both for expansion of our existing installed base and in the acquisition of new customers declined from the prior year. Second, customer attrition continued which decreased maintenance renewal revenue.
Total cost of revenue for the three months ended September 30, 2018 decreased 43% to $0.7 million, compared with $1.2 million in the prior year period. Total gross profit decreased $1.5 million, or 31%, to $3.4 million for the three months ended September 30, 2018, compared with $4.9 million for the prior year period. Total gross margin increased to 83% for the three months ended September 30, 2018, compared with 80% for the prior year period. The decrease in our total gross profit in absolute dollars was primarily due to the decrease in revenue. The increase in total gross margin was primarily due to the mix of sales and our cost reduction initiatives. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Overall, our total operating expenses for the three months ended September 30, 2018 remained constant, at $3.6 million, year over year.
RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2017.

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations and their corresponding percentage of total revenue for the three months ended September 30, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Three Months Ended September 30,				Change Period to Period
	2018		2017
Revenue:
Product revenue	$1,007,915	25%	$2,129,125	35%	$(1,121,210)	(53)%
Support and services revenue	3,052,246	75%	3,976,308	65%	(924,062)	(23)%
Total revenue	4,060,161	100%	6,105,433	100%	(2,045,272)	(33)%
Cost of revenue:
Product	62,742	2%	118,880	2%	(56,138)	(47)%
Support and service	645,700	16%	1,115,703	18%	(470,003)	(42)%
Total cost of revenue	708,442	17%	1,234,583	20%	(526,141)	(43)%
Gross profit	3,351,719	83%	4,870,850	80%	(1,519,131)	(31)%
Operating expenses:
Research and development costs	1,065,031	26%	1,216,663	20%	(151,632)	(12)%
Selling and marketing	1,144,271	28%	1,128,850	18%	15,421	1%
General and administrative	1,068,754	26%	1,163,676	19%	(94,922)	(8)%
Restructuring costs	315,283	8%	76,705	1%	238,578	311%
Total operating expenses	3,593,339	89%	3,585,894	59%	7,445	—%
Operating income (loss)	(241,620)	(6)%	1,284,956	21%	(1,526,576)	*
Interest and other income (loss), net	(187,667)	(5)%	134,321	2%	(321,988)	*
Income (loss) before income taxes	(429,287)	(11)%	1,419,277	23%	(1,848,564)	*
Income tax benefit	(96,858)	(2)%	(9,896)	—%	(86,962)	879%
Net income (loss)	$(332,429)	(8)%	$1,429,173	23%	$(1,761,602)	*
Less: Accrual of Series A redeemable convertible preferred stock dividends	229,022	6%	215,000	4%	14,022	7%
Less: Deemed dividend on Series A redeemable convertible preferred stock	—	—%	—	—%	—	—%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	124,993	3%	—	—%	124,993	—%
Net income (loss) attributable to common stockholders	$(686,444)	(17)%	$1,214,173	20%	$(1,900,617)	*

 Revenue

Our primary sales focus is on selling software solutions and platforms which includes stand-alone software applications, software integrated with industry standard hardware and sold as one complete integrated solution or sold on a subscription or consumption basis. As a result, our revenue is classified as either: (i) product revenue, or (ii) support and services revenue. Total revenue for the three months ended September 30, 2018 decreased 33% to $4.1 million, compared with $6.1 million in the prior year period.

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

Product revenue of $1.0 million for the three months ended September 30, 2018 decreased $1.1 million from $2.1 million in the prior year period. Product revenue represented 25% and 35% of our total revenue for the three months ended September 30, 2018 and 2017, respectively. Product revenue decreased $0.6 million for the three months ended September 30, 2018 due to the adoption of new revenue accounting guidance on January 1, 2018 using the modified retrospective method. Prior period amounts have not been adjusted under the modified retrospective method. See Note (1) Basis of Presentation to our unaudited condensed consolidated financial statements for further information.

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

Maintenance and technical support services revenue for the three months ended September 30, 2018 decreased to $3.0 million, compared with $3.8 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in revenue over the previous year reflects a decline in maintenance renewal revenue, as a result of customer attrition, a smaller volume of new customers, and a decline in new product license and maintenance sales.

Professional services revenue for the three months ended September 30, 2018 remained constant, at $0.1 million, year over year. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the three months ended September 30, 2018 decreased 43% to $0.7 million, compared with $1.2 million in the prior year period. Total gross profit decreased $1.5 million, or 31%, to $3.4 million for the three months ended September 30, 2018, compared with $4.9 million for the prior year period. Total gross margin increased to 83% for the three months ended September 30, 2018, compared with 80% for the prior year period. The decrease in our total gross profit, in absolute dollars, was primarily due to the decrease in revenue. The increase in total gross margin was driven by cost reduction initiatives and sales mix during the current reporting period. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue consists primarily of industry standard hardware we purchase and integrate with our software for turn-key integrated solutions, personnel costs, amortization of capitalized software and shipping and logistics costs. Cost of product revenue for the three months ended September 30, 2018 decreased 47% to $62,742, compared with $118,880 in the prior year period. Product gross margin for the three months ended September 30, 2018 remained constant year over year at 94% . The decrease in product gross margin in absolute dollars was primarily attributable to a decline in product sales revenue, year over year.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service consists primarily of personnel and other costs associated with providing software implementations, technical support under maintenance contracts and training. Cost of support and service revenue for the three months ended September 30, 2018 decreased 42% to $0.6 million, compared with $1.1 million in the prior year period. Support and service gross margin increased to 79% for the three months ended September 30, 2018, compared with 72% for the prior year period, primarily attributable to a reduction in personnel related costs.

Operating Expenses

Our operating expenses for the three months ended September 30, 2018 remained constant at $3.6 million, year over year. Operating expenses include $0.3 million of restructuring costs incurred in connection with our cost reduction efforts during the current period. Excluding restructuring charges, operating expenses declined $0.2 million, as compared to the same period of the previous year. This decline was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 88 employees as of September 30, 2018, compared with 83 employees as of September 30, 2017. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. Our operating results for the three months ended September 30, 2018 and 2017 also reflect $0.0 million and $0.3 million of share-based compensation expense, respectively.

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $0.2 million, or 12%, to $1.1 million for the three months ended September 30, 2018, from $1.2 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses remained constant at $1.1 million, year over year.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors’ and officers’ insurance, legal and professional fees, and other general corporate overhead costs. General and administrative expenses of $1.1 million for the three months ended September 30, 2018 remained consistent with general and administrative expenses of $1.2 million for the prior year period. Share-based compensation expense included in general and administrative expenses for the three months ended September 30, 2018 and 2017 was $0.0 million and $(0.3) million, respectively.

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

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. These actions are anticipated to result in an annualized cost savings of approximately $10.0 million. As part of this consolidation effort, the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the three months ended September 30, 2018, the Company incurred lease disposal-related costs for this property of $0.3 million.

Restructuring expense increased $0.2 million for the three months ended September 30, 2018 to $0.3 million, compared to $0.1 million in the prior year period. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other income (loss), net, decreased $0.3 million to a loss of $0.2 million for the three months ended September 30, 2018, compared with income of $0.1 million in the prior year period. The fluctuation in interest and other income (loss) from quarter to quarter relates to foreign currency gains and losses, interest income, sublease income and the change in fair value of our embedded derivatives. The decrease in interest and other income (loss) for the three months ended September 30, 2018 as compared to the prior year period was driven in part by $0.1 million of interest expense incurred in connection with the HCP-FVA Commitment.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the three months ended September 30, 2018 and 2017, the Company recorded an income tax benefit of $0.1 million and a provision of $0.0 million, respectively, consisting primarily of state and local, and foreign taxes.

As of September 30, 2018, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

RESULTS OF OPERATIONS – FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2017.

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations and their corresponding percentage of total revenue for the nine months ended September 30, 2018 and 2017 and the period-over-period dollar and percentage changes for those line items. Our results of operations are reported as one business segment, represented by our single operating segment.

	Nine Months Ended September 30,				Change Period to Period
(amounts in dollars)	2018		2017
Revenue:
Product revenue	$3,925,504	30%	$6,549,832	35%	$(2,624,328)	(40)%
Support and services revenue	9,140,187	70%	12,329,042	65%	(3,188,855)	(26)%
Total revenue	13,065,691	100%	18,878,874	100%	(5,813,183)	(31)%
Cost of revenue:
Product	128,632	1%	669,564	4%	(540,932)	(81)%
Support and service	1,964,897	15%	3,788,282	20%	(1,823,385)	(48)%
Total cost of revenue	2,093,529	16%	4,457,846	24%	(2,364,317)	(53)%
Gross profit	10,972,162	84%	14,421,028	76%	(3,448,866)	(24)%
Operating expenses:
Research and development costs	2,997,826	23%	5,536,658	29%	(2,538,832)	(46)%
Selling and marketing	3,209,930	25%	5,288,991	28%	(2,079,061)	(39)%
General and administrative	4,175,578	32%	4,130,570	22%	45,008	1%
Investigation, litigation, and settlement related costs	—	—%	—	—%	—	—%
Restructuring costs (benefit)	951,265	7%	(159,597)	(1)%	1,110,862	*
Total operating expenses	11,334,599	87%	14,796,622	78%	(3,462,023)	(23)%
Operating loss	(362,437)	(3)%	(375,594)	(2)%	13,157	(4)%
Interest and other income (loss), net	(501,087)	(4)%	260,121	1%	(761,208)	*
Loss before income taxes	(863,524)	(7)%	(115,473)	(1)%	(748,051)	648%
Income tax expense (benefit)	(33,868)	—%	207,352	1%	(241,220)	*
Net loss	$(829,656)	(6)%	$(322,825)	(2)%	$(506,831)	157%
Less: Accrual of Series A redeemable convertible preferred stock dividends	687,152	5%	634,664	3%	52,488	8%
Less: Deemed dividend on Series A redeemable convertible preferred stock	2,269,042	17%	—	—%	2,269,042	—%
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	240,743	2%	—	—%	240,743	—%
Net loss attributable to common stockholders	$(4,026,593)	(31)%	$(957,489)	(5)%	$(3,069,104)	321%

Total revenue for the nine months ended September 30, 2018 decreased 31% to $13.1 million, compared with $18.9 million in the prior year period.

Product revenue

Product revenue decreased $2.6 million to $3.9 million for the nine months ended September 30, 2018 from $6.5 million for nine months ended September 30, 2017. Product revenue represented 30% and 35% of our total revenue for the nine months ended September 30, 2018 and 2017, respectively. Product revenue decreased $1.7 million for the nine months ended September 30, 2018 due to the adoption of new revenue accounting guidance on January 1, 2018 using the modified retrospective method. Prior period amounts have not been adjusted under the modified retrospective method. See Note (1) Basis of Presentation to our unaudited condensed consolidated financial statements for further information.

We continue to invest in our product portfolio by refreshing our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Maintenance and technical support services revenue for the nine months ended September 30, 2018 decreased to $8.9 million, compared with $11.9 million in the prior year period. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. The decrease in revenue over the previous year reflects a decline in maintenance renewal revenue, as a result of customer attrition, a smaller volume of new customers, and a decline in new product license and maintenance sales.

Professional services revenue for the nine months ended September 30, 2018 decreased to $0.3 million, compared with $0.5 million in the prior year period. Professional services revenue can vary from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of our customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services.

Cost of Revenue, Gross Profit and Gross Margin

Total cost of revenue for the nine months ended September 30, 2018 decreased 53% to $2.1 million, compared with $4.5 million in the prior year period. Total gross profit decreased $3.4 million, or 24%, to $11.0 million for the nine months ended September 30, 2018, compared with $14.4 million for the prior year period. Total gross margin increased to 84% for the nine months ended September 30, 2018, compared with 76% for the prior year period. The decrease in our total gross profit in absolute dollars was primarily due to a decline in revenue. The increase in total gross margin was primarily driven by sales mix and cost reduction initiatives during the current year. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Cost of Product Revenue, Gross Profit and Gross Margin

Cost of product revenue for the nine months ended September 30, 2018 decreased 81% to $128,632, compared with $669,564 in the prior year period. Product gross margin increased to 97% for the nine months ended September 30, 2018, compared with 90% for the prior year period. The increase in product gross margin was primarily attributable to an increase in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances.

Cost of Support and Service Revenue, Gross Profit and Gross Margin

Cost of support and service revenue for the nine months ended September 30, 2018 decreased 48% to $2.0 million, compared with $3.8 million in the prior year period. Support and service gross margin increased to 79% for the nine months ended September 30, 2018, compared with 69% for the prior year period, primarily attributable to a reduction in personnel related costs.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2018 decreased 23% to $11.3 million, compared with $14.8 million in the prior year period. This decrease was primarily attributable to tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. Our worldwide headcount was 88 employees as of September 30, 2018, compared with 83 employees as of September 30, 2017. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing. This decline in operating expenses included $1.0 million in restructuring costs incurred in connection with our cost reduction efforts during the current period. Operating results for the nine months ended September 30, 2018 and 2017 also reflect $0.0 million and $0.2 million of share-based compensation expense, respectively.

Research and Development Costs

Research and development costs decreased $2.5 million, or 46%, to $3.0 million for the nine months ended September 30, 2018, from $5.5 million in the prior year period. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. Share-based compensation expense included in research and development expenses for the nine months ended September 30, 2018 and 2017 was $0.1 million and $0.2 million, respectively.

Selling and Marketing

Selling and marketing expenses decreased $2.1 million, or 39%, to $3.2 million for the nine months ended September 30, 2018, from $5.3 million in the prior year period. The decrease in selling and marketing expenses was primarily attributable to a decrease in headcount resulting from our realignment and reduction in workforce as well as continued efforts to optimize our go-to-market coverage models around the world. Share-based compensation expense included in selling and marketing expenses for the nine months ended September 30, 2018 and 2017 was $0.0 million and $0.0 million, respectively.

General and Administrative

General and administrative expenses of $4.2 million for the nine months ended September 30, 2018 remained consistent with general and administrative expenses of $4.1 million for the prior year period. Share-based compensation expense included in general and administrative expenses for the nine months ended September 30, 2018 and 2017 was $(0.1) million and $0.0 million, respectively.

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

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. These actions are anticipated to result in an annualized cost savings of approximately $10.0 million. As part of this consolidation effort, the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the nine months ended September 30, 2018, the Company incurred lease disposal-related costs for this property of $1.1 million.

 Restructuring costs increased $1.1 million for the nine months ended September 30, 2018 to $1.0 million, as compared to a $(0.2) million restructuring benefit in the prior year period. For further information, refer to Note (17) Restructuring Costs, to our unaudited condensed consolidated financial statements.

Interest and other (loss) income, net

Interest and other income (loss), net, decreased $0.8 million to a loss of $0.5 million for the nine months ended September 30, 2018, compared with income of $0.3 million in the prior year period. The fluctuation in interest and other income (loss) from quarter to quarter relates to foreign currency gains and losses, interest expense and the change in fair value our embedded derivatives.
The decrease in interest and other income (loss) for the nine months ended September 30, 2018, as compared to the prior year period, was driven in primarily by foreign exchange losses, and $0.2 million of interest expense incurred in connection with the HCP-FVA Commitment.

Income Taxes

Our provision for income taxes consists of state and local, and foreign taxes. For the nine months ended September 30, 2018 and 2017, the Company recorded an income tax provision of $0.0 million and $0.2 million, respectively, consisting primarily of state and local, and foreign taxes.

As of September 30, 2018, our conclusion regarding the realizability of our US deferred tax assets did not change and we have recorded a full valuation allowance against them.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances generated from operating, investing and financing activities. Our cash and cash equivalents balance as of September 30, 2018 and December 31, 2017 totaled $2.8 million and $1.0 million, respectively.

On February 23, 2018, we closed on our previously-announced Commitment from HCP-FVA to purchase up to $3 million of Units (as hereinafter defined) to backstop a proposed private placement of Units to certain eligible stockholders of the Company (the “Financing”). HCP-FVA subscribed for the full $3 million of Units (at the Company’s election) in the Commitment by payment of $2.5 million in cash and the conversion of a $500,000 short-term loan provided by HCP-FVA to the Company in November 2017 (the “Short Term Loan”) into Units. HCP-FVA is an affiliate of Hale Capital Partners, LP (together with HCP-FVA, “Hale Capital”), the Company’s largest stockholder through its ownership of the Company’s Series A Redeemable Preferred Stock (the “Series A Preferred Stock”), and an affiliate of FalconStor director, Martin Hale.

In the Financing, the Company agreed to offer FalconStor stockholders as of November 17, 2017 who are accredited investors the opportunity to purchase up to a total of 40 million Units (inclusive of subscriptions by HCP-FVA). Each Unit had a purchase price of $0.371063 and consisted of the following (each, a “Unit”):

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
0.0225 shares of Series A Preferred Stock at a per Unit price of $0.271063 (subject to increase to take into account accretion of the Series A Preferred Stock after September 30, 2018), all such shares to be acquired directly from their current holder, HCP-FVA.

The closing of the Commitment effectively constituted HCP-FVA’s purchase of 30 million Units in the Financing. As a result, the maximum additional funds that the Company could receive in the Financing was $1 million through the purchase of 10 million Units by other eligible stockholders. If other eligible stockholders subscribed for more than 10 million Units, they purchased those additional Units consisting of senior secured debt and Series A Preferred Stock directly from HCP-FVA (with the associated Financing Warrants to be issued by the Company directly to the eligible stockholders, and HCP-FVA’s Financing Warrants associated with those additional Units sold to the eligible stockholders to be cancelled in accordance with the terms of such Financing Warrants), subject to HCP-FVA maintaining at least 25% of the total Units to be issued in the Financing. HCP-FVA agreed to subscribe for more than its pro rata portion of the Units available for purchase in the Financing (based on common stock ownership on an as-converted basis as of November 17, 2017), and the remaining Units were allocated among such stockholders (including HCP-FVA) based on their common stock ownership on an as-converted basis as of November 17, 2017 and HCP's right to purchase 25% of the units in the Financing as a result of providing the Commitment.

On October 9, 2018, FalconStor closed on the final tranche of its private placement offering of Units to certain eligible stockholders of the Company. For further information, refer to Note (18) Subsequent Events, to our unaudited condensed consolidated financial statements.

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

In exchange for serving as the backstop for the Financing, upon the closing of the Commitment, HCP-FVA received Backstop Warrants to purchase 41,577,382 shares of the Company’s common stock for a nominal exercise price, in addition to the 13,859,128 Backstop Warrants issued to HCP-FVA in connection with the making of the Short Term Loan. The Backstop Warrants are in addition to the Financing Warrants issuable in the Financing. In consideration for HCP-FVA’s subscription of 3 million of Units, HCP-FVA was issued Financing Warrants to purchase 366,990,000 shares of the Company’s common stock for a nominal exercise price, of which Financing Warrants to purchase 63,610,935 shares of Common Stock were cancelled in connection with the closing of the final tranche of the Financing on October 9, 2018. The Financing Warrants are currently exercisable as stockholder approval to increase the Company's authorized capital has been obtained. On April 23, 2018, HCP-FVA exercised substantially all of it's Backstop Warrants on a cash-less basis and was issued 53,370,601 shares of the Company's common stock.

We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through 2019.

Cash Flow Analysis

Cash flow information is as follows:

	Nine Months Ended September 30,
	2018	2017
Cash (used in) provided by:
Operating activities	(331,722)	(1,551,421)
Investing activities	(138,933)	(108,713)
Financing activities	2,328,019	(25,710)
Effect of exchange rate changes	(41,540)	45,626
Net increase (decrease) in cash and cash equivalents	$1,815,824	$(1,640,218)

Net cash used in operating activities totaled $0.3 million for the nine months ended September 30, 2018, compared with $1.6 million of net cash used in operating activities in the prior year period. The changes in net cash used in operating activities for the nine months ended September 30, 2018, was primarily due to our net income (loss) and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, accrued expenses and other long-term liabilities contributed to the decrease.

Net cash used in investing activities totaled $0.1 million for the nine months ended September 30, 2018, compared with net cash used in investing activities of $0.1 million in the prior year period. Included in investing activities are purchases of property and equipment, capitalized software development costs, cash received from security deposits and purchases of intangible assets.
.
Net cash provided by financing activities totaled $2.3 million for the nine months ended September 30, 2018, compared with net cash used in financing activities of $0.0 million in the prior year period. Included in financing activities for the nine months ended September 30, 2018 are proceeds from the issuance of long-term debt. There were minimal financing activity cash flows during the nine months ended September 30, 2017, which related to tax withholdings for employee share-based payment awards.

Total cash and cash equivalents increased $1.8 million to $2.8 million at September 30, 2018 compared to December 31, 2017.

Contractual Obligations

As of September 30, 2018, our significant commitments are related to (i) the Amended Restated Loan Agreement, (ii) our office leases, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A Preferred Stock as discussed above.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2018:

	Operating Leases	Note Payable (c)	Interest Payments (a) (c)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption	Dividends on Series A Preferred Stock
2018	$508,144	$—	$43,125	$—	$—	$—
2019	1,756,507	—	172,500	—	—	—
2020	1,567,637	—	172,500	—	—	—
2021	491,020	3,000,000	86,250	—	—	5,244,240
Other	—	—	—	199,169	9,000,000	—
Total contractual obligations	$4,323,308	$3,000,000	$474,375	$199,169	$9,000,000	$5,244,240
Sublease income	$(1,106,167)	$—	$—	$—	$—	$—
Net contractual obligations	$3,217,141	$3,000,000	$474,375	$199,169	$9,000,000	$5,244,240

(a) The cash obligations for interest requirements reflect floating rate debt obligations on the balance of our Note Payable at September 30, 2018 using interest rate in effect at such time.

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

Impact of Recently Issued Accounting Pronouncements

See Item 1 of Part 1, Condensed Consolidated Financial Statements – Note (1) Basis of Presentation.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk.

We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the three months ended September 30, 2018 and 2017, approximately 76% and 71% of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at September 30, 2018, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.6 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 4.     Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. No changes in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

101.1
The following financial statements from FalconStor Software, Inc’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language):

(i)	unaudited Condensed Consolidated Balance Sheets – September 30, 2018 and December 31, 2017.

(ii)	unaudited Condensed Consolidated Statement of Operations – Three and Nine Months Ended September 30, 2018 and 2017.

(iii)	unaudited Condensed Consolidated Statement of Comprehensive Income (Loss) – Three and Nine Months Ended September 30, 2018 and 2017.

(iv)	unaudited Condensed Consolidated Statement of Cash Flows – Nine Months Ended September 30, 2018 and 2017.

(v)	Notes to unaudited Condensed Consolidated Financial Statements – September 30, 2018.
.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FALCONSTOR SOFTWARE, INC.
(Registrant)

/s/ Brad Wolfe
Brad Wolfe
Executive Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

/s/ Todd Brooks
Todd Brooks
President & Chief Executive Officer
November 14, 2018	(principal executive officer)