Form 10-K
period 2018-12-31
FALCONSTOR SOFTWARE INC
filed 2019-03-27
CIK 922521

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018.
OR

☐	TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission file number 0-23970

FALCONSTOR SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0216135
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701 Brazos Street, Suite 400	78701
Austin, Texas	(Zip code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2018 was $2,768,372 which value, solely for the purposes of this calculation excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of February 28, 2019 was 587,255,165.

Documents Incorporated by Reference:

The information required by Part III of Form 10-K will be incorporated by reference to certain portions of a definitive proxy statement which is expected to be filed by the Company pursuant to Regulation 14A within 120 days after the close of its fiscal year.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

2018 ANNUAL REPORT ON FORM 10-K

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

FalconStor was incorporated in Delaware as Network Peripherals, Inc., in 1994. Pursuant to a merger with FalconStor Inc., in 2001, the former business of Network Peripherals, Inc., was discontinued, and the newly re-named FalconStor Software, Inc., continued the storage software business started in 2000 by FalconStor, Inc. FalconStor’s headquarters are now located at 701 Brazos Street, Suite 400, Austin, TX 78701. The Company also maintains offices in Melville, N.Y., and throughout Europe and Asia Pacific.

FALCONSTOR DATA MASTERY PLATFORM

FalconStor® Data Mastery Platform (FDMP) is FalconStor’s flagship product with what we believe to be the most complete, software-defined, hardware agnostic platform to deliver a truly heterogeneous data services approach. While virtualization has streamlined some common tasks associated with managing data resources, the introduction of a virtualization layer can introduce a whole new level of complexity to the protection, recovery and integration of both virtual and non-virtualized resources. FDMP helps IT organizations minimize and eliminate that complexity with the availability of four specific use cases which include; migration, continuity, protection/recovery and optimization for any storage environment through a single management interface with "Edge-to-Core" analytics.

FalconStor accomplishes this through its Intelligent Abstraction® core, which provides a scalable storage hypervisor, coupled with a data services engine and automation, to ease the provisioning and management of storage resources with the right level of performance, protection and recovery. The Intelligent Abstraction core optimizes storage resources regardless of type, connectivity, brand or speed, into a storage resource pool that can be provisioned to physical or virtual applications, along with common, unified data services across that pool. FDMP is designed to reduce the complexity and time involved in managing disparate underlying storage found in today’s enterprises.

PRODUCT STRATEGY

FalconStor’s strategy is to focus on the development of the advanced FDMP platform to further leverage the company’s industry point solutions as core building blocks. Our existing point products can be utilized via the FDMP platform or as stand-alone products. Our Business Continuity and Disaster Recovery products, Network Storage Server (NSS) and Continuous Data Protector (CDP), feature RecoverTrac, which we believe is the industry’s most automated and complete recovery tool. Our solutions support physical, virtual, hybrid and private cloud environments. We believe a key differentiator is our ability to allow users to manage and to convert across these environments dynamically, giving them the freedom to optimize their IT infrastructure and to eliminate costly vendor and form-factor lock-in. Our Optimized Backup and Deduplication (OBD) product merges our industry-leading Virtual Tape Library (VTL) and File-interface Deduplication System (FDS) solutions to help customers optimize the performance of their existing backup infrastructure, while reducing the cost of underlying storage and data replication. From Fortune 100 enterprises to medium-size businesses, customers across a vast range of industries worldwide have implemented FalconStor solutions in their production IT environments. Whether it is to meet their recovery time objectives (RTO) or their recovery point objectives (RPO), FalconStor helps end users manage their storage infrastructures with minimal total cost of ownership (TCO) and with optimal return on investment (ROI).

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

Our core point solution products enable these solutions as follows:

•
FalconStor® Data Mastery Platform (FDMP) - An integrated software-defined platform that provides, migration, continuity, protection/recovery and optimization for any storage environment through a single management interface which contains analytics from

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

FDMP

FDMP is an industry leading software-defined, hardware agnostic platform that delivers a heterogeneous data services approach. FDMP helps IT organizations minimize and eliminate the complexity with the delivery of migration, continuity, protection/recovery and optimization services for any storage environment through a single management interface.

This is accomplished through its Intelligent Abstraction core IO engine, which provides a scalable storage hypervisor, coupled with a data services engine and automation, to ease the provisioning and management of storage resources with the right level of performance, protection and recovery. The Intelligent Abstraction core optimizes storage resources regardless of type, connectivity, brand or speed, into a storage resource pool that can be provisioned to physical or virtual applications, along with common, unified data services across that pool. FDMP is designed to reduce the complexity and time involved in managing disparate underlying storage found in today’s enterprise.

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

Modernize Existing Enterprise Storage Environments While Protecting Investments

As IT organizations look to modernize existing infrastructure (either refreshing existing technology or introducing new technologies such as All Flash Arrays (AFAs) and Cloud), they are challenged by the cost, risk, and the disruption upgrades and migrations can cause. Because FDMP abstracts the data services from the physical storage infrastructure, additional capabilities can be added to legacy hardware, eliminating the need and cost to replace that hardware. This delivers discrete value in terms of lowering capital and operational costs, reduced risk and disruption and significantly faster time to deployment. For IT organizations needing to deploy new hardware or storage paradigms such as all AFAs and Cloud, FDMP enables the migration of data and workloads to those new platforms, versus being forced to start with a new or “greenfield” deployment required by many of the new HW vendors. FDMP offers these organizations a path forward with an approach that minimizes or eliminates risk and disruption to business processes and workflows, while lowering both capital and operational costs.

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

Enable Service Providers

As the service provider segment continues to grow, they increasingly have a need to support heterogeneous storage environments across their own datacenters and their customer’s environments. Further, they often have different hardware and software capabilities, making it significantly challenging to offer consistent data services across these environments. We believe FDMP offers several strategic benefits for service providers:

•	Seamlessly and non-disruptively move data from the customer premise to the service provider’s hosted environment;

•	Offers common data services across customer’s environments regardless of underlying hardware or technology;

•	Allows for the introduction and ability to monetize additional data services they may not have previously been able to offer;

•	Provides a low-cost growth opportunity due to the flexibility of FDMP licensing, while eliminating the need to have multiple feature licenses array by array;

•	Realize reduced storage management complexity and costs within their own infrastructure by eliminating silos, reducing licensing costs and optimizing hardware with FDMP;

•	Optimize storage hardware based on price/performance needs of customers; and

•	Analytics provide the necessary real-time and historical information to achieve SLA's and make economic decisions.

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

Expanded Existing Product Offerings

During 2018, we continued to enhance our products to address the ever changing market dynamics to ensure that FalconStor continues to be a leader in the SDS market place.

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

MARKETING

We re-focused our efforts to increase awareness and demand for FalconStor products during 2018 by targeting our efforts at our extensive installed base. Partner and end-user re-engagement was encouraging during the second half of 2018 and we believe it will serve to create momentum for our growth and product innovation efforts.

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

INTELLECTUAL PROPERTY

FalconStor’s success is dependent in part upon its proprietary technology. The IPStor platform forms the core of this proprietary technology. FalconStor currently has twenty-seven patents and numerous pending patent applications. The Company has multiple registered trademarks - including “FalconStor Software”, “IPStor”, “FDMP” and “Intelligent Abstraction” - as well as pending trademark applications related to FalconStor and its products.

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

MAJOR CUSTOMERS

For the years ended December 31, 2018 and 2017, we had no customers that accounted for 10% or more of total revenue.

As of December 31, 2018, one customer accounted for 17% of our gross accounts receivable balance. As of December 31, 2017, one customer accounted for 23% of our gross accounts receivable balance.

EMPLOYEES

As of December 31, 2018, we had 86 full-time and part-time employees, consisting of 27 in research & development, 22 in sales & marketing, 20 in service, and 17 in general and administrative. We are not subject to any collective bargaining agreements and we believe that our employee relations are good.

INTERNET ADDRESS AND AVAILABILTY OF FILINGS

Our internet address is www.falconstor.com. The Company makes available free of charge, on or through its Internet website, the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or (15)(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company complied with this policy for every Securities Exchange Act of 1934, as amended, report filed during the year ended December 31, 2018.

RECENT DEVELOPMENTS

On October 9, 2018, we closed on the final tranche of our previously-announced private placement of Units (as hereinafter defined) to certain eligible stockholders of the Company (the “Financing”). As a result, the Company received an additional $1,000,000 of gross proceeds from new investors (the “New Investors”) which is in addition to the $3,000,000 of gross proceeds previously received from HCP-FVA, LLC (“HCP-FVA”) pursuant to a commitment (the “Commitment”) through the subscription of 30,000,000 Units. HCP-FVA is an affiliate of Hale Capital Partners, LP (together with HCP-FVA, “Hale Capital”), the Company’s largest stockholder through its ownership of the Company’s Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) Common Stock, $.001 par value (the “Common Stock”), and an affiliate of FalconStor director, Martin Hale

In the Financing, the Company offered to FalconStor stockholders as of November 17, 2017 who are accredited investors the opportunity to purchase up to a total of 40 million Units (inclusive of subscriptions by HCP-FVA). Each Unit consisted of the following (each, a “Unit”) for a per Unit offering price of $0.371063:

(i)	$0.10 in senior secured debt (for a total of $4 million of senior secured debt assuming full subscription of the

Financing), secured by all of the assets of the Company and guaranteed by each of the Company’s domestic subsidiaries, having an interest rate of prime plus 0.75% and a maturity date of June 30, 2021 (the “Term Loan”);

(ii)
warrants to purchase 12.233 shares of the Company’s Common Stock for a nominal exercise price (for a total of approximately 489.32 million shares assuming full subscription of the Financing) (the “Financing Warrants”); and

(iii)	0.0225 shares of Series A Preferred Stock at a per Unit price of $0.271063, all such shares to be acquired directly from their current holder, HCP-FVA.

In addition to providing the Company with $1,000,000 of financing, the New Investors purchased $520,000 of the Term Loan held by HCP-FVA and 342,000 of the 900,000 shares of Series A Preferred Stock held by HCP-FVA. Financing Warrants to purchase 63,610,935 shares of Common Stock held by HCP-FVA were also cancelled. Accordingly, the New Investors hold Financing Warrants to purchase 185,942,009 shares of Common Stock and HCP- FVA now holds Financing Warrants to purchase 303,379,065 shares of Common Stock. The transfer of securities by HCP-FVA to New Investors was subject to certain transfer limitations to ensure the preservation of the Company’s net operating loss carry forward.

All New Investors executed a joinder to the Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018 (the “Amended and Restated Loan Agreement”), with HCP-FVA, the Company and certain other loan parties named therein setting forth the terms of the Term Loan. The terms and conditions of the Amended and Restated Loan Agreement have been previously described in the Company’s SEC filings

As part of the Commitment, Hale Capital also agreed to postpone the date of the mandatory redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a mandatory redemption right.

In connection with the Commitment and providing initial bridge financing, HCP-FVA received Warrants to purchase an aggregate of 55,436,510 shares (the “Backstop Warrants”) of which 53,892,880 Backstop Warrants have been exercised. The Backstop Warrants and the Financing Warrants are sometimes collectively referred to herein as the “Warrants."

The Financing was approved by the Company’s Board of Directors, based on a recommendation of a special committee of independent directors, with Mr. Hale recusing himself.

As previously disclosed in the Company’s filings with the Securities and Exchange Commission, the Company was actively seeking financing in order to meet the Company’s operating cash flow needs.

In December 2018,  outstanding Financing Warrants to purchase 489,321,074 were exercised resulting in the issuance of 489,321,074 shares of Common Stock (the “Warrant Exercise”). In connection with the Warrant Exercise, the Company received proceeds of approximately $489,321 which was used to reduce the outstanding principal due on Amended and Restated Loan Agreement.

Item 1A.  Risk Factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are set forth below.

Risks Related to Our Financial Condition

We have had limited liquidity as evidenced by our working capital deficiency of $1.1 million at December 31, 2018 and our future prospects are dependent on our ability to execute our business plan of which there can be no assurance.

We have incurred operating losses in nine of the previous ten years and negative cash flow from operations in six of the previous ten years. As of December 31, 2018, we had a working capital deficiency of $1.1 million, which is inclusive of current deferred revenue of $6.9 million, and a stockholders' deficit of $11.6 million. During the year ended December 31, 2018, we had a net loss of $0.9 million and negative cash flow from operations of $1.5 million. Our cash and cash equivalents at December 31, 2018 was $3.1 million, an increase of $2.0 million as compared to December 31, 2017 and such amount at December 31, 2018 includes net proceeds that we received from our previously announced Financing of Units to certain eligible shareholders of the Company and the Warrant Exercise. As of December 31, 2017, the holders of our Series Preferred Stock also had the right to request a redemption of the Series A Preferred Stock. Accordingly, to ensure that the Company could meet its operating cash needs and continue as a going concern, we closed on the Commitment on February 23, 2018. As part of the Commitment, Hale Capital agreed to postpone the date that an option redemption of the Series A Preferred Stock could be requested from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a redemption right.

While the Commitment and the postponement of the date of the optional redemption facilitate our ability to meet our operating cash needs and continue as a going concern, our ability to continue as a going concern ultimately depends on whether we execute our business plan. During 2018, we continued to focus on aligning our expense structure with revenue expectations which included tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include streamlined personnel related costs and global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. However, the decline in revenue combined with the separation costs related to the headcount reductions have reduced the impact of these reductions in operating expenses and the reduction in our cash burn rate resulting from these reductions was lower than our expectations. Accordingly, our operating cash requirements have been higher than what we expected.

There is no assurance that we will be successful in executing our business plan either through generating sufficient revenue or continuing to reduce operating costs. The failure to execute our business plan would have a material adverse effect on our results of operations. In addition, to the extent that we continue to incur losses or want to expand our operations, we may need to seek additional financing. There can be no assurance that we will be able to obtain additional financing. Moreover, it is likely that the terms of the Amended and Restated Loan Agreement and Series A Preferred Stock will make it more difficult for us to obtain additional financing and any additional financing could be dilutive to our stockholders.

We have had a history of losses since 2008 and our revenues significantly decreased in 2018 as compared to 2017. There is no guarantee that we will be able or to maintain, profitability.
While we had net income in the fiscal year ended December 31,2017, our cash and cash equivalents decreased during that such year, and we have had a history of losses. For the fiscal year ended December 31, 2018, we had a net loss of approximately $0.9 million, and our revenues decreased to $17.8 million for the year ended December 31, 2018, as compared with $25.2 million for the year ended December 31, 2017. If we are unable to stabilize or increase revenue, we will be unable to maintain profitability, we will deplete our available cash and we may not be able to continue to fund effective sales and marketing or research and development activities on which we are dependent.

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

We have spent considerable resources, both financially and in our research and development efforts, developing CDP/NSS 9.0 and FreeStor. Bookings for FreeStor during the year ended December 31, 2018 exceeded the bookings for this product for the year ended December 31, 2017. However, the bookings associated with our FreeStor platform failed to make up for declines in our traditional product lines. We currently do not have any other products in our pipeline with the same expectations that we had or which we believe have the same potential for market acceptance as CDP/NSS 9.0 and FreeStor. If (i) either CDP/NSS 9.0 or FreeStor do not gain additional market acceptance, (ii) sales of either CDP/NSS 9.0 or FreeStor do not increase, or (iii) the ongoing future feature/functionality sets of both products are delayed, our results may suffer and it could have a material adverse effect on our business, financial condition and operating results.

We continue to have turnover in our senior management.
In August 2017, Todd Brooks became our President and Chief Operating Officer, and in April 2018 Brad Wofe became our Executive Vice President, Chief Financial Officer. In the one year prior to the appointments of Messrs. Brooks and Wolfe, we had two different Chief Executive Officers and Chief Financial Officers.
In addition to these changes, in the past few years we have also had turnover in other senior positions. We have filled these positions with highly qualified individuals with extensive storage and software company experience. However, there can be no guarantee that the new senior management will be able to get up to speed and successfully manage the Company. In addition, with the exception of Messrs. Brooks and Wolfe, we have no employment agreements with any of our senior management and there can be no assurance that we will be able to retain any or all of the members of the senior management team.
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
Our future growth will depend on our ability to enter into successful strategic relationships with third parties. For example, our strategic relationships with DSI, Fujitsu, Hitachi Data Systems, Huawei and X-IO are intended for the Flash/SSD market targeting customers wanting to integrate new Flash/SSD technology into existing IT environments and OEMs needing to enhance their software stack in order to offer data movement and protection services on their platform. In addition, we work with global distributors to streamline and grow our sales channel. These relationships may not result in additional customers or enable us to generate significant revenue. These relationships are typically non-exclusive and do not prohibit the other party from working with our competitors or from offering competing services. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer.
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
Fluctuations in the value of the U.S. dollar may adversely affect our results of operations. Because our consolidated financial results are reported in U.S. dollars, translation of sales or earnings generated in other currencies into U.S. dollars can result in a significant increase or decrease in the reported amount of those sales or earnings. Significant changes in the value of these foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition or results of operations. For example, the U.S. dollar has weakened against the Japanese Yen by 3% from December 31, 2017 to December 31, 2018.
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
China is a significant market for our products. We have an OEM agreement with Huawei which has historically provided us with significant revenue. As of December 31, 2018 we have 6 employees in China. Our operations in China are subject to a number of risks relating to China’s economic and political systems, including:

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
Our Board of Directors has the authority, without further action by our common stockholders, to issue up to an additional 1,100,000 shares of preferred stock on such terms and with such rights, preferences and designations, including, without limitation restricting dividends on our common stock, dilution of the voting power of our common stock and impairing the liquidation rights of the holders of our common stock, as the Board may determine without any vote of our common stockholders. Issuance of such preferred stock, depending upon the rights, preferences and designations thereof may have the effect of delaying, deterring or preventing a change in control. Moreover, our outstanding Series A Preferred Stock provides the holders with certain rights in the event of a merger with a third party and if we are unable to redeem the Series A Preferred Stock prior to July 30, 2021 or if the holders of the Series A Preferred Stock elect to exercise their rights to require the Company to redeem the Series A Preferred Stock due to the failure of the Company to comply with the financial covenants covering the Series A Preferred Stock. Certain “antitakeover” provisions of the Delaware General Corporation Law, among other things, may restrict the ability of our stockholders to authorize a merger, business combination or change of control. Further, we have a staggered Board of Directors and have entered into change of control agreements through employment agreements with certain executives. In addition, generally proceeds received upon a change of control will be used first to repay outstanding principal and interest on the Term Loan and then to the holders of the Series A Preferred Stock, prior to the holders of the common stock, in an amount equal to the amount of unpaid principal and interest on the Term Loan and 100% of the stated value plus accrued and unpaid dividends with respect to the Series A Preferred Stock. As a result of the foregoing, our stockholders may lose opportunities to dispose of their shares at favorable prices generally available in takeover attempts or that may be available under a merger proposal and the market price of our common stock and the voting and other rights of our stockholders may also be affected.

The conversion and exercise of our outstanding securities and the anticipated grant of restricted stock to our employees will dilute the then-existing stockholders’ percentage ownership of our common stock.
We have outstanding warrants to purchase 1,543,630 shares, options to purchase 1,353,700 shares of our common stock, an aggregate of 100,000 outstanding unvested restricted shares and outstanding Series A Preferred Stock convertible into 8,781,516 shares of our common stock. Over the next several years a significant number of shares of common stock are potentially issuable as dividends with respect to the Series A Preferred Stock (including 435,438 share of common stock reserved for issuance related to the accrued dividend as of December 31, 2018). We also intend to grant employees up to 15% of the equity of the Company on a fully diluted basis, plus potentially two additional tranches of 2.5% of the equity of the Company on a fully diluted basis.
The exercise of all of the outstanding warrants, options and/or the vesting of all outstanding restricted shares, the conversion of our outstanding Series A Preferred Stock into common stock, the payment of dividends on our Series A Preferred Stock through the issuance of common stock and/or the grant and exercise of additional options and/or the grant and vesting of restricted stock and restricted stock units to our employees would dilute the then-existing stockholders’ percentage ownership of common stock, and any sales in the public market of the common stock issuable upon such exercise could adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected because the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable than those provided by such securities.
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
Our stock price may be volatile.
The market price of our common stock has been volatile in the past and may be volatile in the future. For example, during the twelve months ended December 31, 2018, the closing market price of our common stock as quoted on the OTC MKTS fluctuated between $0.04 and $0.20 and recently the closing trading price has been around $0.05. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results, including changes in the timing of when we recognize revenue;

•	failure to meet financial estimates;

•	changes in market valuations of other technology companies, particularly those in the network storage software market;

•	the announcement of any strategic alternatives;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, strategic alternatives, joint ventures or capital commitments;

•	loss of one or more key customers;

•	the conversion or exercise into common stock of Backstop Warrants, Series A Preferred Stock or stock options, the vesting of restricted stock and the anticipated grant of equity to employees;

•	the issuance of additional shares of the Series A Preferred Stock pursuant to dividend rights; and

•	departures of key personnel.

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.
Our agreements with the holders of the Series A Preferred Stock and/or the Term Loan contain covenants that could limit our ability to obtain financing using our equity. In addition, if we engage in future financings, we may have to use the proceeds to redeem the preferred stock held by such holders. This could cause us to have difficulty in obtaining capital necessary to run our business.

Our agreements with the holders of the Series A Preferred Stock and /or the Term Loan give such holders veto power over certain future financings, and give such holders certain rights to participate in any subsequent financing, whether through debt or equity (subject to certain exclusions). These participation rights could discourage a potential investor or a potential lender from making financing available to us on favorable terms. Because of these covenants, if we determine that we are in need of additional capital, we might not be able to obtain it. In addition, our agreements with the holders of the Series A Preferred Stock provide that if, at the time of certain future debt or equity financings, the proceeds of which exceed $5 million, the holders of the Series A Preferred Stock still have outstanding Series A Preferred Stock, then we must offer to repurchase their Series A Preferred Stock. The holders of the Series A Preferred Stock have the right to accept the offer or to retain their Series A Preferred Stock. If we do a financing, and the holders of the Series A Preferred Stock elect to have their Series A Preferred Stock repurchased, then the capital raised in excess of $5 million will go to repurchase the holders’ Series A Preferred Stock, instead of being able to be used for our business.
Our agreements with the holders of the Series A Preferred Stock and/or the Term Loan prevent us from undertaking certain transactions or incurring certain indebtedness without such holders’ consent or unless the Series A Preferred Stock held by such holders is repurchased and or the Term Loan is repaid. This could hurt our ability to sell underperforming assets or lines of business or to obtain financing.
Our agreements with the holders of the Series A Preferred Stock and/or the Term Loan prevent us from undertaking certain transactions or incurring certain debt without such holders’ consent or unless the Series A Preferred Stock held by such holders’ is repurchased and or the Term Loan is repaid. These transactions include, but are not limited to:
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
Our agreements with the holders of the Series A Preferred Stock provide that such holders will receive quarterly dividends on the Series A Preferred Stock at prime rate plus 5%, subject to a maximum dividend rate of 10%. We also have the ability to accrue and roll over dividends. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then. As of December 31, 2018, the Company’s liability for dividends to the holders of the Series A Preferred Stock totaled $2.1 million. While the Term Loan is outstanding, we are only permitted to pay in-kind dividends on the Series A Preferred Stock. If in the future we pay cash dividends on the Series A Preferred Stock, it will reduce the cash that we have available to invest in our business. There can be no assurance that we will have enough cash to pay future dividends in cash. If future dividends are paid in kind, it will dilute the holdings of all other stockholders.
The potential concentration of equity ownership by Hale Capital and ESW Capital LLC may limit your ability to influence corporate matters.
Hale Capital currently owns approximately 60.9% of our outstanding Common Stock and ESW Capital LLC currently owns approximately 24.1% of our outstanding Common Stock. In addition, the beneficial ownership of Hale Capital and ESW Capital LLC is higher when calculated in accordance with Section 13(d) due to their ownership of derivative securities.
Such ownership could enable Hale Capital and ESW Capital LLC to exert significant influence over all corporate activities, including the election or removal of directors and the outcome of tender offers, mergers, proxy contests or other purchases of common stock that could give our stockholders the opportunity to realize a premium over the then-prevailing market price for their shares of common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. In addition, such concentrated control could discourage others from initiating changes of control. In such cases, the perception of our prospects in the market may be adversely affected and the market price of our common stock may decline.

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
The Amended and Restated Loan Agreement has customary representations, warranties and affirmative and negative covenants. The negative covenants include financial covenants by the Company to maintain minimum cash denominated in U.S. dollars plus accounts receivable outstanding for less than 90 days of $2 million. The Amended and Restated Loan Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants, bankruptcy events and a change of control. In the case of an event of default, as administrative agent under the Loan Agreement, HCP-FVA may (and upon the written request of lenders holding in excess of 50% of the Term Loan, which must include HCP-FVA, is required to) accelerate payment of all obligations under the Loan Agreement, and seek other available remedies.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

The Company’s headquarters are located in an approximately 3,711 square foot facility in Austin, Texas.  Offices are also leased for development, support, and sales and marketing personnel, which total an aggregate of approximately 75,465 square feet in Melville, N.Y.,; Munich, Germany; Taichung, Taiwan; Tokyo, Japan; and Beijing, China. Initial lease terms range from one to six years.

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

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on the OTC Markets’ OTCQB under the symbol “FALC”.
Holders

We had approximately 341 holders of record of Common Stock as of February 28, 2019. This does not reflect persons or entities that hold Common Stock in nominee or “street” name through various brokerage firms.

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

Holders of the Series A Preferred Stock are entitled to receive quarterly dividends at the Prime Rate (Wall Street Journal Eastern Edition) plus 5% (up to a maximum amount of 10%), payable in cash, provided, that if we will not have at least $1.0 million in positive cash flow for any calendar quarter after giving effect to the payment of such dividends, we, at our election, can pay such dividends in whole or in part in cash, provided that cash flow from operations is not negative, and the remainder can be accrued or paid in common stock to the extent certain equity conditions are satisfied. Due to the lack of sufficient surplus to pay dividends as required by the Delaware General Business Corporation Law, the Company was not permitted to pay the fourth quarter 2016 dividend in cash or common stock and has been accruing its quarterly dividends since then. As of December 31, 2018, the Company’s liability for dividends to the holders of the Series A Preferred Stock totaled $2.1 million. While the Term Loan is outstanding, we are only permitted to pay in-kind dividends on the Series A Preferred Stock.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,997,330	$0.69	150,197,028

(1)
As of December 31, 2018 we had 150,197,028 shares of our common stock reserved for issuance under our stock plans with respect to outstanding options and warrants and options (or restricted stock or restricted stock units) that have not been granted. See Note (10) Share-Based Payment Arrangements to our consolidated financial statements for further information.

Issuer Purchases of Equity Securities

None

Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Financing, the New Investors received 185,942,009 Financing Warrants. The Financing Warrants issued by the Company were issued in accordance with the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

In December 2018,  outstanding Financing Warrants to purchase 489,321,074 were exercised resulting in the issuance of 489,321,074 shares of Common Stock (the “Warrant Exercise”).  The Common Stock issuable pursuant to the Warrant Exercise was issued in accordance with the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

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

OVERVIEW

During 2018, we continued to innovate and enhance our flagship product, FalconStor® Data Mastery Platform (FDMP), and each of our core point solution products, NSS, CDP, and OBD.

FDMP leverages our core NSS, CDP, and OBD technology to give customers the ability to move workloads to the right destination, on-premise or in the cloud, with advanced insight. FalconStor Data Mastery Platform is designed for organizations with complex, heterogeneous IT environments and the full spectrum of data management use cases, including but not limited to large enterprises, universities, health care entities and governmental institutions. The platform is a modern, comprehensive and easy-to-use software solution that enables IT professionals to do what the name suggests - always have complete insight into and control over, or mastery of, their organization’s data. Data is an organization’s most precious resource which, if managed and protected properly, can help an enterprise unlock competitive advantage, whether by gaining a better understanding of customers, uncovering ways to improve operations and reduce costs, or inventing new products, services and business models.

FDMP provides a central data management console for a holistic view of an enterprise’s entire environment - whether legacy data centers, hyper-converged infrastructure, cloud and/or hybrids. With this view, users can easily protect, optimize, recover, locate, analyze and scale resources across their systems. Regarding data recovery, FalconStor gives IT professionals unmatched capabilities on-premises and in the public cloud due to its patented RecoverTrac™ Technology, which includes real-time and continuous data recording for superior RPO (Recovery Point Objective) to a specific micro-second in time. Moreover, FalconStor products are vendor- and hardware-agnostic - the only such offering on the market - so they work with an organization’s existing IT investments and solve the problems inherent in products from both legacy and narrowly-focused niche vendors.

Legacy hardware vendors lock customers into complicated, rigid and expensive proprietary platforms that require them to rip-and-replace existing technology investments, drain budgets from other priorities, silo their data and use embedded, subpar software. Niche vendors address only a fraction of the data mastery stack which results in fractured data management, multiple vendor relationships and also silo propagation. With the FalconStor Data Mastery Platform, a customer can strengthen data protection while also easily adding and leveraging newer technologies - such as the public cloud - as they become available.

Over the past four years, we have continued to drive FDMP sales through our originally targeted routes to market which included OEMs, Managed Service Providers and Enterprise customers. We have achieved critical customer and marketplace credibility with the early adopter OEMs and Managed Service Providers. Since the introduction and release of FDMP in mid-2015, FDMP has won 11 software-defined storage (SDS) product-of-the-year awards at various leading industry publications, including three publications servicing the Asia markets and six publications servicing the European marketplace and two publications in the Americas.

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
We offer flexibility in licensing, payment structures and subscription-based offerings, and believe this practice has made and will continue to make us more competitive in the marketplace by allowing us more flexibility to work with partners and customers to design licensing and payment terms that meet their needs. We expect to continue this flexibility going forward, and also expect that the number of transactions with flexible sales terms will increase over time, which could result in variable periods for recognizing the revenue.
Prevailing accounting guidance can also drive fluctuation in reported revenue. Effective January 1, 2018 we adopted the new accounting revenue standard for revenue recognition using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under this new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous revenue guidance. See Note (1) Summary of Significant Accounting Policies.

Fluctuation in revenue is also driven by our volume and mix of sales from period to period. Revenue allocated to perpetual and term software licenses are recognized at a point in time upon electronic delivery of the download link and the license keys, as these products have significant standalone functionality. Product maintenance and support services are satisfied over time as they are stand-ready obligations throughout the support period. As a result, revenues associated with maintenance services are deferred and recognized as revenue ratably over the term of the contract. Revenues associated with professional services are recognized at a point in time upon customer acceptance.

RESULTS OF OPERATIONS – FOR THE YEAR ENDED DECEMBER 31, 2018 COMPARED WITH THE YEAR ENDED DECEMBER 31, 2017

We adopted the new accounting standard for revenue recognition effective January 1, 2018 using the modified retrospective transition method. This new standard had a material impact on our consolidated financial statements. Beginning in fiscal year 2018, our financial results reflect adoption of the standard including a cumulative effect adjustment on January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for that period. Refer to Note (1) Summary of Significant Accounting Principles of our consolidated financial statements for further information.

Our net loss for the year ended December 31, 2018 was $0.9 million, as compared with net income of $1.1 million for the previous year, in part as a result of the impact of this newly adopted accounting standard, in addition to other non cash restructuring charges incurred in connection with our cost reduction efforts. Under previous accounting guidance, the Company delivered net income of $2.6 million for the year ended December 31, 2018. See Note (1) Summary of Significant Accounting Principles, to our consolidated financial statements for further information.

While our net loss increased as compared to the prior year period, net cash used by operations decreased by $1.1 million to $1.5 million for the year ended December 31, 2018, as compared to $2.6 million of net cash used by operations for the previous year. As a result of improved operational efficiencies, the closing of the commitment from HCP-FVA to provide $3.0 million in financing (the “Commitment”) and $1.0 million of gross proceeds received in connection with our previously announced private placement and approximately $0.5 million we received from the warrants exercised in connection with these events, we ended the quarter with $3.1 million of cash and cash equivalents, as compared to $1.0 million at December 31, 2017.

Deferred revenue as of December 31, 2018 totaled $9.4 million, compared with $18.4 million as of December 31, 2017. This decrease is primarily attributable to our adoption of new revenue recognition accounting guidance on January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. For further information, refer to Note (1) Summary of Significant Accounting Principles, to our consolidated financial statements.

Overall, total revenue for the year ended December 31, 2018 decreased 29.1% to $17.8 million, compared with $25.2 million for the year ended December 31, 2017. This decline in revenue was significantly impacted by our adoption of the new revenue recognition guidance on January 1, 2018 using the modified retrospective transition method which resulted in a $3.5 million decrease in revenue. The remaining decrease in revenue was driven by several factors. First, the volume of new product licenses and maintenance sales, both for expansion of our existing installed base and in the acquisition of new customers declined from the prior year. Second, customer attrition continued which decreased maintenance renewal revenue.

Total cost of revenue for the year ended December 31, 2018 decreased 46% to $3.0 million for the year ended December 31, 2018, compared with $5.5 million for the year ended December 31, 2017. Total gross profit decreased $4.8 million, or 24.3%, to $14.9 million for the current year, compared with $19.6 million for 2017. Total gross margin increased to 83% for the current year, compared with 78% for 2017. The decrease in our total gross profit in absolute dollars was primarily due to the decrease in revenue. The increase in total gross margin was primarily due to the mix of sales and our cost reduction initiatives. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Our total operating expenses decreased 19.8% from $18.6 million for the year ended December 31, 2017 to $14.9 million for the year ended December 31, 2018. This increase was primarily attributable to our tighter expense controls and overall operational efficiencies which better align our current business plan on a run-rate basis. These efficiencies include among other items, stream-lined personnel related costs, global overhead costs and efficiencies realized on our redesigned go-to-market coverage models. We will continue to evaluate the appropriate headcount levels to properly align our resources with our current and long-term outlook and to take actions in areas of the Company that are not performing.

Net loss attributable to common stockholders, which includes the effects of the Series A redeemable convertible preferred stock dividends (including accrued dividends) and accretion, was $4.5 million for the year ended December 31, 2018, compared with a net income of $0.2 million for the year ended December 31, 2017.

Revenue

	Year ended December 31,
	2018	2017
Revenue:
Product revenue	$5,766,532	$8,972,112
Support and services revenue	12,071,374	16,188,451
Total Revenue	$17,837,906	$25,160,563
Year-over-year percentage change
Product revenue	(36)%	(11)%
Support and services revenue	(25)%	(20)%
Total percentage change	(29)%	(17)%

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

Product revenue decreased 36% from $9.0 million for the year ended December 31, 2017 to $5.8 million for the year ended December 31, 2018. This decline in revenue reflects our adoption of the new revenue recognition guidance on January 1, 2018 using the modified retrospective transition method which resulted in a $3.5 million decrease in product revenue. Under legacy accounting guidance, product revenue increased $0.3 million, year over year. See Note (1) Summary of Significant Accounting Policies. Product revenue represented 32% and 36% of our total revenue for the years ended December 31, 2018 and 2017, respectively.

We continue to invest in our product portfolio by refreshing and updating our existing product lines and developing our next generation of innovative product offerings to drive our sales volume in support of our long-term outlook.

Support and services revenue

Support and services revenue is comprised of revenue from (i) maintenance and technical support services, (ii) professional services primarily related to the implementation of our software, and (iii) engineering services. Revenue derived from maintenance and technical support contracts are deferred and recognized ratably over the contractual maintenance term. Revenues associated with professional and engineering services are recognized at a point in time upon customer acceptance. Support and services revenue decreased 25% from $16.2 million for the year ended December 31, 2017 to $12.1 million for the year ended December 31, 2018. The decrease in support and services revenue was attributable to decreases in both maintenance and technical support services revenue and professional services revenue.

Maintenance and technical support services revenue decreased from $15.6 million for the year ended December 31, 2017 to $11.8 million for the same period in 2018. Our maintenance and technical support service revenue results primarily from (i) the purchase of maintenance and support contracts by our customers, and (ii) the renewal of maintenance and support contracts by our existing and new customers after their initial contracts expire. Reductions in maintenance and technical support revenue are due to declines product sales which resulted in lower renewal revenue. Additionally, the conversion of existing customers using our legacy products to our FDMP subscription product has resulted and will continue to result in a shift of revenue from maintenance and technical support services revenue to product revenue.

Professional services revenue decreased from $0.6 million for the year ended December 31, 2017 to $0.3 million million for the year ended December 31, 2018. Professional services revenue varies from period to period based upon (i) the number of solutions sold during the existing and previous periods, (ii) the number of customers who elect to purchase professional services, (iii) the number of professional services contracts that are performed during the period, and (iv) the number of customers who elect to purchase engineering services and the timing of acceptance from the customer. We expect professional services revenue to continue to vary from period to period based upon the number of customers who elect to utilize our professional services upon purchasing any of our solutions.

Cost of revenue

	Year ended December 31,
	2018	2017
Cost of revenue:
Product	$414,149	$785,535
Support and service	2,563,755	4,755,464
Total cost of revenue	$2,977,904	$5,540,999
Total Gross Profit	$14,860,002	$19,619,564
Gross Margin:
Product	93%	91%
Support and service	79%	71%
Total gross margin	83%	78%

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

Cost of product revenue for the year ended December 31, 2018 decreased $0.4 million, or 47%, to $0.4 million, compared with $0.8 million for the same period in 2017. Product gross margin increased to 93% for the year ended December 31, 2018, compared with 91.2% for the same period in 2017. The increase in product gross margin was primarily attributable to an increase in the percentage of our product revenue from sales of our stand-alone software applications, which have higher gross margins than sales of our fully integrated solutions with hardware appliances, compared with the same period in 2017. Our FDMP product is a subscription-based product offering and is primarily sold as a software only solution, which we anticipate will continue to drive higher product gross margins in the future. Our cost of support and service revenue for the year ended December 31, 2018 decreased $2.2 million, or 46%, to $2.6 million, compared with $4.8 million for the same period in 2017. Support and service gross margin increased to 79% for the year ended December 31, 2018 from 71% for the same period in 2017. The increase in support and service gross margin was primarily attributable to a reduction in personnel related costs resulting from our realignment and reduction in workforce and a severance benefit recorded as a result of litigation settlement with a former employee compared with the prior year period.

Total gross profit decreased $4.8 million, or 24%, from $19.6 million for the year ended December 31, 2017, to $14.9 million for the year ended December 31, 2018. However, total gross margin increased to 83% for the year ended December 31, 2018, compared with 78% for the year ended December 31, 2017. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales. The decrease in our total gross profit in absolute dollars was primarily due to the decrease in revenue. The increase in total gross margin was primarily due to the mix of sales and our cost reduction initiatives. Generally, our total gross profits and total gross margins fluctuate based on several factors, including (i) revenue growth levels, (ii) changes in personnel headcount and related costs, and (iii) our product offerings and mix of sales.

Operating Expenses

Research and Development Costs

Research and development costs consist primarily of personnel costs for product development, share-based compensation expense, and other related costs associated with the development of new products, enhancements to existing products, quality assurance and testing. Research and development costs decreased $2.6 million, or 40%, to $3.9 million for the year ended December 31, 2018, from $6.5 million in 2017. The decrease was primarily related to a decrease in personnel related costs resulting from our realignment and reduction in workforce and continued efforts to allocate the appropriate level of resources based upon the product development roadmap schedule. We continue to provide substantial resources in support of our research and development activities to continue to enhance and to test our core products and in the development of new innovative products, features and options. The decrease is also due to a reduction in share-based compensation expense included in research and development costs.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing personnel and related costs, share-based compensation expense, travel, public relations expense, marketing literature and promotions, commissions, trade show expenses, and the costs associated with our foreign sales offices. Selling and marketing expenses decreased $1.7 million, or 27%, to $4.5 million for the year ended December 31, 2018, from $6.1 million for the year ended December 31, 2017. The decrease in selling and marketing expenses was primarily attributable to a decrease in headcount resulting from our realignment and reduction in workforce as well as continued efforts to optimize our go-to-market coverage models around the world.

General and Administrative

General and administrative expenses consist primarily of personnel costs of general and administrative functions, share-based compensation expense, public company related costs, directors and officers insurance, legal and professional fees and other general corporate overhead costs. General and administrative expenses decreased $0.8 million, or 14%, to $5.3 million for the year ended December 31, 2018, from $6.1 million for the year ended December 31, 2017. The decrease in general and administrative expenses was primarily attributable to a decrease in headcount resulting from our realignment and reduction in workforce and continuing to optimize personnel costs, professional fees and other various general and administrative costs within the Company.

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

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of our fiscal year ended December 31, 2017 and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced our workforce to approximately 81 employees at December 31, 2017. These actions are anticipated to result in an annualized cost savings of approximately $10.0 million. As part of this consolidation effort, the Company vacated a portion of the Mellville, NY office space during the three months ended June 30, 2018. In accordance with accounting standards governing costs associated with exit or disposal activities, expenses related to future rental payments for which the Company no longer intends to receive any economic benefit are accrued, net of any anticipated sublease income, when the Company ceases use of the leased space. During the year ended December 31, 2018, the Company incurred lease disposal-related costs for this property of $1.4 million.

Restructuring expense increased $1.4 million for the the year ended December 31, 2018 to $1.3 million, compared to a $0.2 million restructuring benefit in the prior year period. For further information, refer to Note (14) Restructuring Costs, to our consolidated financial statements.

Interest and Other Loss, Net

Interest and other income (loss), net, decreased $0.7 million to a loss of $0.6 million for the year ended December 31, 2018, compared with income of $38,064 in the prior year period. The fluctuation in interest and other income (loss) year over year relates to foreign currency gains and losses, interest expense and the change in fair value our embedded derivatives. The decrease in interest and other income (loss) for the year ended December 31, 2018, as compared to the prior year, was driven primarily by foreign exchange losses, and $0.4 million of interest expense incurred in connection with our Term Loan.

Income Taxes

On December 22, 2017 the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  Among other things, the TCJA (1) reduces the US statutory corporate income tax rate from 35% to 21% effective January 1, 2018 (2) eliminates the corporate alternative minimum tax (3) requires companies to record/pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred (4) creates new taxes on certain foreign sourced earnings (5) changes rules related to uses and limitations of net operating loss carryforwards beginning after December 31, 2017.
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
For the year ended December 31, 2018, we recorded an income tax provision of $0.2 million, consisting of federal, state and local and foreign taxes. Our effective tax rate for the year ended December 31, 2018 was 34.6%.

LIQUIDITY AND CAPITAL RESOURCES

Principal Sources of Liquidity

Our principal sources of liquidity are our cash, cash equivalents generated from operating, investing and financing activities. Our cash and cash equivalents balance as of December 31, 2018 totaled $3.1 million, compared with $1.0 million as of December 31, 2017.

Recent Developments

On October 9, 2018, we closed on the final tranche of our previously-announced private placement of Units (as hereinafter defined) to certain eligible stockholders of the Company (the “Financing”). As a result, the Company received an additional

$1,000,000 of gross proceeds from new investors (the “New Investors”) which is in addition to the $3,000,000 of gross proceeds previously received from HCP-FVA, LLC (“HCP-FVA”) pursuant to a commitment (the “Commitment”) through the subscription of 30,000,000 Units. HCP-FVA is an affiliate of Hale Capital Partners, LP (together with HCP-FVA, “Hale Capital”), the Company’s largest stockholder through its ownership of the Company’s Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) Common Stock, $.001 par value (the “Common Stock”), and an affiliate of FalconStor director, Martin Hale.

In the Financing, the Company offered to FalconStor stockholders as of November 17, 2017 who are accredited investors the opportunity to purchase up to a total of 40 million Units (inclusive of subscriptions by HCP-FVA). Each Unit consisted of the following (each, a “Unit”) for a per Unit offering price of $0.371063:

(i)
$0.10 in senior secured debt (for a total of $4 million of senior secured debt assuming full subscription of the Financing), secured by all of the assets of the Company and guaranteed by each of the Company’s domestic subsidiaries, having an interest rate of prime plus 0.75% and a maturity date of June 30, 2021 (the “Term Loan”);

(ii)
warrants to purchase 12.233 shares of the Company’s Common Stock for a nominal exercise price (for a total of approximately 489.32 million shares assuming full subscription of the Financing) (the “Financing Warrants”); and

(iii)	0.0225 shares of Series A Preferred Stock at a per Unit price of $0.271063, all such shares to be acquired directly from their current holder, HCP-FVA.

In addition to providing the Company with $1,000,000 of financing, the New Investors purchased $520,000 of the Term Loan held by HCP-FVA and 342,000 of the 900,000 shares of Series A Preferred Stock held by HCP-FVA. Financing Warrants to purchase 63,610,935 shares of Common Stock held by HCP-FVA were also cancelled. Accordingly, the New Investors hold Financing Warrants to purchase 185,942,009 shares of Common Stock and HCP- FVA now holds Financing Warrants to purchase 303,379,065 shares of Common Stock. The transfer of securities by HCP-FVA to New Investors was subject to certain transfer limitations to ensure the preservation of the Company’s net operating loss carry forward.

All New Investors executed a joinder to the Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018 (the “Amended and Restated Loan Agreement”), with HCP-FVA, the Company and certain other loan parties named therein setting forth the terms of the Term Loan. The terms and conditions of the Amended and Restated Loan Agreement have been previously described in the Company’s SEC filings

As part of the Commitment, Hale Capital also agreed to postpone the date of the mandatory redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a mandatory redemption right.

In December 2018,  outstanding Financing Warrants to purchase 489,321,074 were exercised resulting in the issuance of 489,321,074 shares of Common Stock (the “Warrant Exercise”). In connection with the Warrant Exercise, the Company received proceeds of approximately $489,321 which was used to reduce the outstanding principal due on Amended and Restated Loan Agreement.
We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through April 2, 2020.

Cash Flow Analysis

Cash flow information is as follows:

	Years Ended December 31,
	2018	2017
Cash (used in) provided by:
Operating activities	$(1,510,967)	$(2,574,420)
Investing activities	(145,081)	(183,718)
Financing activities	3,760,340	325,945
Effect of exchange rate changes	(56,087)	52,137
Net increase (decrease) in cash and cash equivalents	$2,048,205	$(2,380,056)

Net cash used in operating activities totaled $1.5 million and $2.6 million for the years ended December 31, 2018 and 2017, respectively. The changes in net cash used in operating activities for each of the years ended December 31, 2018 and 2017, was primarily due to our net loss and adjustments for net changes in operating assets and liabilities, primarily changes in our accounts receivable, deferred revenue, prepaid expenses, inventory, other assets, accounts payable, and other accrued expenses.

Net cash used by investing activities totaled $0.1 million and $0.2 million for the years ended December 31, 2018 and 2017, respectively. Included in investing activities for the years ended December 31, 2018 and 2017 are purchases of property and equipment, intangible assets and cash received from security deposits.

Net cash provided by financing activities totaled $3.8 million for the year ended December 31, 2018 compared with net cash provided by financing activities of $0.3 million for the prior year period. Included in financing activities for the year ended December 31, 2018 are proceeds from the issuance of long-term debt and the exercise of warrants. Financing activities for the year ended 2017 include proceeds from the Bridge Loan less cash paid for Bridge Loan issuance costs and tax withholdings for employee share-based payment awards.

Contractual Obligations

As of December 31, 2018, our significant commitments related to (i) the Amended and Restated Loan Agreement, (ii) our office leases, (iii) dividends (including accrued dividends) on our Series A Preferred Stock, and (iv) the potential redemption of the Series A redeemable convertible preferred stock as discussed above.

The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2018 (at such date, the holder of the Series A Preferred Stock had not exercised their redemption rights):

	Operating Leases	Note Payable (c)	Interest Payments (a) (c)	Long-Term Income Tax Payable (b)	Series A Preferred Stock Mandatory Redemption	Dividends on Series A Preferred Stock
2019	$1,734,523	$—	$250,000	$—	$—	$—
2020	1,567,637	—	250,000	—	—	—
2021	596,475	4,000,000	125,000	—	—	—
Other (b)	—	—	—	297,890	9,000,000	5,244,240
Total contractual obligations	$3,898,635	$4,000,000	$625,000	$297,890	$9,000,000	$5,244,240
Sublease income	(1,312,746)	—	—	—	—	—
Net contractual obligations	$2,585,889	$4,000,000	$625,000	$297,890	$9,000,000	$5,244,240

(a) The cash obligations for interest requirements reflect floating rate debt obligations on the balance of our Note Payable at December 31, 2018 using the interest rate in effect at such time.

(b) Represents our liability for uncertain tax positions. We are unable to make a reasonably reliable estimate of the timing of payments due to uncertainties in the timing of tax audit outcomes.

(c) See Note (7) Notes Payable and Stock Warrants to our consolidated financial statements for further information.

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are those related to revenue recognition, accounts receivable allowances, deferred income taxes, accounting for share-based payments, goodwill and other intangible assets, software development costs, fair value measurements and litigation.

Revenue Recognition. We adopted the new accounting revenue standard for revenue recognition effective January 1, 2018 using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under this new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under previous revenue guidance. See Note (1) Summary of Significant Accounting Policies.

We recognize revenue in accordance with the authoritative guidance issued by the FASB on revenue recognition when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, and collection of the resulting receivable is deemed probable. Products delivered to a customer on a trial basis are not recognized as revenue until the trial period has ended and acceptance has occurred by the customer. Reseller and distributor customers typically send us a purchase order when they have an end user identified.

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

Accounts Receivable. We review accounts receivable to determine which receivables are doubtful of collection. In making the determination of the appropriate allowance for uncollectible accounts and returns, we consider (i) historical return rates, (ii) specific past due accounts, (iii) analysis of our accounts receivable aging, (iv) customer payment terms, (v) historical collections, write-offs and returns, (vi) changes in customer demand and relationships, (vii) actual cash collections on our accounts receivables and (viii) concentrations of credit risk and customer credit worthiness. When determining the appropriate allowance for uncollectable accounts and returns each period, the actual customer collections of outstanding account receivable balances impact the required allowance for returns. We recorded an expense of $0.0 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively. These amounts are included within our consolidated statement of operations in each respective year. Changes in the product return rates, credit worthiness of customers, general economic conditions and other factors may impact the level of future write-offs, revenue and our general and administrative expenses.

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

We have used and expect to continue to use the Black-Scholes option-pricing model to compute the estimated fair value of share-based compensation expense. We have used the Monte Carlo simulation model to compute the estimated fair value of share-based compensation expense for awards with a market condition. The Black-Scholes option-pricing model includes assumptions regarding dividend yields, expected volatility, expected option term and risk-free interest rates. The Monte Carlo simulation model includes assumptions regarding expected volatility, expected option term and risk-free interest rates. The assumptions used in computing the fair value of share-based compensation expense reflect our best estimates, but involve uncertainties relating to market and other conditions, many of which are outside of our control. We estimate expected volatility based primarily on historical daily price changes of our stock and other factors. The expected option term is the number of years that we estimate that the stock options will be outstanding prior to exercise. The estimated expected term of the stock awards issued has been determined pursuant to SEC Staff Accounting Bulletin SAB No. 110. If other assumptions or estimates had been used, the share-based compensation expense that was recorded for the years ended December 31, 2018 and 2017 could have been materially different. Furthermore, if different assumptions or estimates are used in future periods, share-based compensation expense could be materially impacted in the future.

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

As of both December 31, 2018 and 2017, we had $4.2 million of goodwill. As of both December 31, 2018 and 2017, we had $0.1 million and $0.1 million (net of accumulated amortization), respectively, of other identifiable intangible assets. We do not amortize goodwill, but we assess for impairment at least annually on December 31st and more often if a trigger event occurs. The Company has early adopted the provisions of ASU 2017-4, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the second step of the goodwill impairment test. As a result, the Company's goodwill impairment test as of December 31, 2018 included only one step, which is a comparison of the carrying value of its one reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired. This new accounting pronouncement also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The Company has determined there to be no impairment for any of the periods presented. At December 31, 2018 and 2017, the Company's single reporting unit for purposes of its goodwill impairment test had a negative carrying value and thus the Company determined there was no impairment of goodwill.

Software Development Costs. As discussed further in Note (1) Summary of Significant Accounting Policies, to our consolidated financial statements, we account for software development costs in accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased or marketed.

As of December 31, 2018 and 2017, we had $0.1 million and $0.3 million, respectively, of software development costs, net of amortization. The authoritative guidance requires that the costs associated with the development of new software products and enhancements to existing software products be expensed as incurred until technological feasibility of the product has been established. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established and assumptions are used that reflect our best estimates. If other assumptions had been used in the current period to estimate technological feasibility, the reported product development and enhancement expense could have been affected. Annual amortization of capitalized software costs is the greater of the amount computed using the ratio that current gross revenue for a product bear to the total of current and anticipated future gross revenue for that product or the straight-line method over the remaining estimated economic life of the software product, generally estimated to be five years from the date the product became available for general release to customers. Software development costs are reported at the lower of amortized cost or net realizable value. Net realizable value is computed as the estimated gross future revenue from each software solution less the amount of estimated future costs of completing and disposing of that product. Because the development of projected net future revenue related to our software solutions used in our net realizable value computation is based on estimates, a significant reduction in our future revenue could impact the recovery of our capitalized software development costs.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk. We have several offices outside the United States. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. For the years ended December 31, 2018 and 2017, approximately 78%, and 70%, respectively, of our sales were from outside North America. Not all of these transactions were made in foreign currencies. Our primary exposure is to fluctuations in exchange rates for the U.S. Dollar versus the Euro and the Japanese Yen, and to a lesser extent the Canadian Dollar, the Korean Won and the British Pound. Changes in exchange rates in the functional currency for each geographic area’s revenues are primarily offset by the related expenses associated with such revenues. However, changes in exchange rates of a particular currency could impact the re-measurement of such balances on our balance sheets.

If foreign currency exchange rates were to change adversely by 10% from the levels at December 31, 2018, the effect on our results before taxes from foreign currency fluctuations on our balance sheet would be approximately $1.6 million. The above analysis disregards the possibility that rates for different foreign currencies can move in opposite directions and that losses from one currency may be offset by gains from another currency.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Falconstor Software, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Falconstor Software, Inc. (the Company) as of December 31, 2018, and the related consolidated statements of comprehensive income (loss), stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial positions of the Company as of December 31, 2018, and the consolidated results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/RBSM LLP

RBSM LLP

March 27, 2019

Larkspur, CA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
FalconStor Software, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of FalconStor Software, Inc. and subsidiaries as of December 31, 2017 and the related statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the year then ended. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit includes performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures within the consolidated financial statements. Our audit also includes evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

Melville, New York
April 2, 2018

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$3,059,677	$1,011,472
Accounts receivable, net of allowances of $162,112 and $354,542, respectively	3,605,411	4,168,015
Prepaid expenses and other current assets	1,909,846	1,244,494
Inventory	14,885	—
Deferred tax assets, net	—	—
Contract assets, net	637,179	—
Total current assets	9,226,998	6,423,981
Property and equipment, net of accumulated depreciation of $18,194,827 and $17,926,959, respectively	433,935	636,112
Deferred tax assets, net	545,044	590,977
Software development costs, net	88,769	279,414
Other assets	919,609	992,760
Goodwill	4,150,339	4,150,339
Other intangible assets, net	91,334	141,631
Contract assets, net	516,643	—
Total assets	$15,972,671	$13,215,214
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$551,389	$1,092,864
Accrued expenses	2,879,473	4,376,235
Short-term loan, net of debt issuance costs and discounts	—	370,151
Deferred revenue, net	6,859,592	11,760,327
Total current liabilities	10,290,454	17,599,577
Other long-term liabilities	1,549,692	1,154,512
Notes payable, net	3,124,827	—
Deferred tax liabilities, net	297,890	85,559
Deferred revenue, net	2,506,898	6,600,363
Total liabilities	17,769,761	25,440,011
Commitments and contingencies (Note 12)
Series A redeemable convertible preferred stock, $.001 par value, 2,000,000 shares authorized, 900,000 shares issued and outstanding, redemption value of $11,104,923 and $9,000,000, respectively	9,756,706	9,000,000
Stockholders' equity:
Common stock - $.001 par value, 800,000,000 and 100,000,000 shares authorized, respectively, 587,255,165 and 60,091,560 shares issued, respectively, and 587,255,165 and 44,563,490 shares outstanding, respectively	587,254	60,090
Additional paid-in capital	112,661,846	168,637,157
Accumulated deficit	(122,907,794)	(130,930,284)
Common stock held in treasury, at cost (0 and 15,528,070 shares, respectively)	—	(57,032,917)
Accumulated other comprehensive loss, net	(1,895,102)	(1,958,843)
Total stockholders' deficit	(11,553,796)	(21,224,797)
Total liabilities and stockholders' deficit	$15,972,671	$13,215,214

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017
Revenue:
Product revenue	$5,766,532	$8,972,112
Support and services revenue	12,071,374	16,188,451
Total revenue	17,837,906	25,160,563
Cost of revenue:
Product	414,149	785,535
Support and service	2,563,755	4,755,464
Total cost of revenue	2,977,904	5,540,999
Gross profit	$14,860,002	$19,619,564
Operating expenses:
Research and development costs	3,913,337	6,517,050
Selling and marketing	4,453,697	6,120,655
General and administrative	5,278,768	6,119,513
Restructuring costs (benefit)	1,261,578	(159,597)
Total operating expenses	14,907,380	18,597,621
Operating income (loss)	(47,378)	1,021,943
Interest and other income (loss), net	(626,048)	38,064
Income (loss) before income taxes	(673,426)	1,060,007
Income tax expense	233,288	7,606
Net income (loss)	$(906,714)	$1,052,401
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,035,977	873,043
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	254,212	—
Less: Deemed dividend on Series A redeemable convertible preferred stock	2,269,042	—
Net income (loss) attributable to common stockholders	$(4,465,945)	$179,358
Basic net income (loss) per share attributable to common stockholders	$(0.05)	$—
Diluted net income (loss) per share attributable to common stockholders	$(0.05)	$—
Weighted average basic shares outstanding	93,330,146	44,413,061
Weighted average diluted shares outstanding	93,330,146	46,999,327

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2018	2017
Net income (loss)	$(906,714)	$1,052,401
Other comprehensive income (loss), net of applicable taxes:
Foreign currency translation	59,035	(114,552)
Net minimum pension liability	4,706	(6,578)
Total comprehensive income (loss), net of applicable taxes	63,741	(121,130)
Total comprehensive income (loss)	$(842,973)	$931,271
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,035,977	873,043
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	254,212	—
Less: Deemed dividend on Series A redeemable convertible preferred stock	2,269,042	—
Total comprehensive income (loss) attributable to common stockholders	$(4,402,204)	$58,228

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss, Net	Total Stockholders' Deficit
Balance at December 31, 2016	$59,483	$169,091,255	$(131,982,685)	$(57,032,917)	$(1,837,713)	$(21,702,577)
Net income	—	—	1,052,401	—	—	1,052,401
Restricted stock issued	607	(26,318)				(25,711)
Warrants issued		22,310				22,310
Share-based compensation to non-employees		141,159				141,159
Share-based compensation to employees		281,794				281,794
Dividends on Series A redeemable convertible preferred stock		(873,043)				(873,043)
Foreign currency translation					(114,552)	(114,552)
Net minimum pension liability					(6,578)	(6,578)
Balance at December 31, 2017	$60,090	$168,637,157	$(130,930,284)	$(57,032,917)	$(1,958,843)	$(21,224,797)
Net loss	—	—	(906,714)	—	—	(906,714)
Warrants issued		5,213,928				5,213,928
Warrants cancelled		(623,920)				(623,920)
Warrants exercised	527,164	(57,070,760)		57,032,917		489,321
Share-based compensation to employees		64,672				64,672
Accretion of Series A redeemable convertible preferred stock		(254,212)				(254,212)
Dividends on Series A redeemable convertible preferred stock		(1,035,977)				(1,035,977)
Deemed dividends on Series A redeemable convertible preferred stock		(2,269,042)				(2,269,042)
Foreign currency translation					59,035	59,035
Net minimum pension liability					4,706	4,706
Modified retrospective opening balance adjustment			8,929,204			8,929,204
Balance at December 31, 2018	$587,254	$112,661,846	$(122,907,794)	$—	$(1,895,102)	$(11,553,796)

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(906,714)	$1,052,401
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	643,639	1,029,481
Share-based payment compensation	64,672	281,794
Non-cash professional services expenses	—	141,159
Loss on disposal of fixed assets	—	64,307
Provision for returns and doubtful accounts	(192,430)	93,816
Deferred income tax provision	267,760	(147,791)
Changes in operating assets and liabilities:
Accounts receivable	834,038	1,014,594
Prepaid expenses and other current assets	(250,662)	44,488
Contract assets	2,003,433	—
Inventory	(15,093)	6,181
Other assets	6,045	(787,527)
Accounts payable	(505,724)	728,260
Accrued expenses and other long-term liabilities	194,253	(694,418)
Deferred revenue	(3,654,184)	(5,401,165)
Net cash used in operating activities	(1,510,967)	(2,574,420)
Cash flows from investing activities:
Purchases of property and equipment	(95,873)	(94,805)
Capitalized software development costs	(32,919)	—
Security deposits	58,551	2,052
Purchase of intangible assets	(74,840)	(90,965)
Net cash used in investing activities	(145,081)	(183,718)
Cash flows from financing activities:
Proceeds from exercise of stock warrants	489,321	—
Payments for tax withholding for share-based compensation	—	(25,711)
Proceeds from issuance of short-term debt, net of issuance costs	—	351,656
Proceeds from issuance of long-term debt, net of issuance costs	3,271,019	—
Net cash provided by financing activities	3,760,340	325,945
Effect of exchange rate changes on cash and cash equivalents	(56,087)	52,137
Net increase (decrease) in cash and cash equivalents	2,048,205	(2,380,056)
Cash and cash equivalents, beginning of year	1,011,472	3,391,528
Cash and cash equivalents, end of year	$3,059,677	$1,011,472
Supplemental Disclosures:
Cash paid for income taxes, net	$—	$209,267
Non-cash financing activities:
Undistributed Series A redeemable convertible preferred stock dividends	$1,290,189	$873,043
Detachable stock warrants issued with short-term debt	$—	$(22,310)
Discount on Preferred Stock	$1,602,429	$—
Cash paid for interest	$103,818	$—
Discount on Notes Payable	$735,512	$—
Deemed dividend	$2,269,042	$—
Warrants issued	$4,590,008	$—

See accompanying notes to consolidated financial statements.

FALCONSTOR SOFTWARE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2018

(1)  Summary of Significant Accounting Policies

(a)	The Company and Nature of Operations

FalconStor Software, Inc., a Delaware Corporation (the "Company" or "FalconStor"), is a leading storage software company offering a converged data services software platform that is hardware agnostic. The Company develops, manufactures and sells data migration, business continuity, disaster recovery, optimized backup and de-duplication solutions and provides the related maintenance, implementation and engineering services.

(b)	Liquidity
As of December 31, 2018, we had a working capital deficiency of $1.1 million, which is inclusive of current deferred revenue of $6.9 million, and a stockholders' deficit of $11.6 million. During the year ended December 31, 2018, while we had net loss of $0.9 million and negative cash flow from operations of $1.5 million. Our cash and cash equivalents at December 31, 2018 was $3.1 million, an increase of $2.0 million as compared to December 31, 2017.
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
On October 9, 2018, FalconStor closed on the final tranche of its previously-announced Financing of Units (see Note (7) Short-Term Loan and Commitment) to certain eligible stockholders of the Company. As a result, the Company received an additional $1,000,000 of gross proceeds from new investors (the “New Investors”) which is in addition to the $3,000,000 of gross proceeds previously received from HCP-FVA through the subscription of 30,000,000 Units pursuant to the Commitment on February 23, 2018.
In December 2018,  outstanding  Warrants to purchase 489,321,074 were exercised resulting in the issuance of 489,321,074 shares of Common Stock (the “Warrant Exercise”). In connection with the Warrant Exercise, the Company received proceeds of approximately $489,321, which was used to reduce the outstanding principal due on Amended and Restated Loan Agreement.
We believe that our cash flows from operations and existing cash on hand are sufficient to conduct our planned operations and meet our contractual requirements through April 2, 2020.

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

As of December 31, 2018 and 2017, the fair value of the Company’s financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated carrying value due to the short maturity of these instruments. See Note (3) Fair Value Measurements for additional information.

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

(g)	Revenue from Contracts with Customers and Associated Balances

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

As of December 31, 2018 and 2017, accounts receivable, net of allowance for doubtful accounts, was $3.6 million and $4.2 million, respectively. As of December 31, 2018 and 2017, short and long-term contract assets, net of allowance for doubtful accounts, was $1.2 million and $0.0 million, respectively.

The allowances for doubtful accounts reflect the Company’s best estimates of probable losses inherent in the accounts receivable and contract assets’ balances. The Company determines the allowances based on known troubled accounts, historical experience, and other currently available evidence. Write-offs in the accounts receivable and contract assets allowance accounts during the years ended December 31, 2018 and 2017 were $0.1 million and $0.1 million, respectively.

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

Changes in deferred revenue were as follows:

Twelve Months Ended December 31, 2018
Balance at December 31, 2017	18,360,690
Cumulative effect of applying ASC 606 under the modified retrospective method*	(5,359,579)
Deferral of revenue	14,249,597
Recognition of revenue	(17,837,906)
Change in reserves	(46,312)
Balance at December 31, 2018	$9,366,490
*See Note (1) Summary of Significant Accounting Policies, section (s) to our Consolidated Financial Statements for further information.

Deferred revenue includes invoiced revenue allocated to remaining performance obligations that has not yet been recognized and will be recognized as revenue in future periods. Deferred revenue was $9.4 million as of December 31, 2018, of which the Company expects to recognize approximately 73.2% of the revenue over the next 12 months and the remainder thereafter.

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

The Company’s annual impairment assessment is performed at December 31st of each year, and the Company has determined there to be no impairment for any of the periods presented. The Company has adopted the provisions of ASU 2017-4, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. " The new accounting pronouncement eliminates the second step of the goodwill impairment test. As a result, the Company's goodwill impairment test as of December 31, 2018 and December 31, 2017 included only one step, which is a comparison of the carrying value of its one reporting unit to its fair value, and any excess carrying value, up to the amount of goodwill allocated to that reporting unit, is impaired. This new accounting pronouncement also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. The fair value of the Company's single reporting unit for purposes of its goodwill impairment test exceeded its carrying value as of December 31, 2018 and thus the Company determined there was no impairment of goodwill. As of December 31, 2017, the Company's single reporting unit for purposes of its goodwill impairment test had a negative carrying value and thus the Company determined there was no impairment of goodwill.

Identifiable intangible assets include (i) assets acquired through business combinations, which include customer contracts and intellectual property, and (ii) patents amortized over three years using the straight-line method.

The gross carrying amount and accumulated amortization of goodwill and other intangible assets as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Goodwill	$4,150,339	$4,150,339
Other intangible assets:
Gross carrying amount	$3,891,241	$3,816,402
Accumulated amortization	(3,799,907)	(3,674,771)
Net carrying amount	$91,334	$141,631

For the years ended December 31, 2018 and 2017, amortization expense was $125,136 and $158,789, respectively. As of December 31, 2018, amortization expense for existing identifiable intangible assets is expected to be $42,814, $38,485 and $10,035 for the years ended December 31, 2019, 2020 and 2021, respectively.  Such assets will be fully amortized at December 31, 2021.

(j)	Software Development Costs and Purchased Software Technology

In accordance with the authoritative guidance issued by the FASB on costs of software to be sold, leased, or marketed, costs associated with the development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility of the product has been established. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. Amortization of software development costs is recorded at the greater of the straight-line basis over the product’s estimated life, or the ratio of current period revenue of the related products to total current and anticipated future revenue of these products. The gross carrying amount and accumulated amortization of software development costs as of December 31, 2018 and 2017 are as follows:

	December 31, 2018	December 31, 2017
Software development costs:
Gross carrying amount	$2,950,132	$2,917,215
Accumulated amortization	(2,861,363)	(2,637,801)
Software development costs, net	$88,769	$279,414

During the years ended December 31, 2018 and 2017, the Company recorded $223,564 and $268,144, respectively, of amortization expense related to capitalized software costs. As of December 31, 2018, amortization expense for software development costs is expected to be $55,174 and $1,146 for the years ended December 31, 2019 and 2020, respectively.  Such assets will be fully amortized at December 31, 2020.

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

Assets and liabilities of foreign operations are translated at rates of exchange at the end of the period, while results of operations are translated at average exchange rates in effect for the period. Gains and losses from the translation of foreign assets and liabilities from the functional currency of the Company’s subsidiaries into the U.S. dollar are classified as accumulated other comprehensive loss in stockholders’ deficit. Gains and losses from foreign currency transactions are included in the consolidated statements of operations within interest and other loss, net. During the years ended December 31, 2018 and 2017, foreign currency transactional gains (loss) totaled approximately $(207,242) and $72,167, respectively.

(o)	Earnings Per Share (EPS)

Basic EPS is computed based on the weighted average number of shares of common stock outstanding. Diluted EPS is computed based on the weighted average number of common shares outstanding increased by dilutive common stock equivalents, attributable to stock option awards, restricted stock awards and Series A redeemable convertible preferred stock outstanding.

The following represents the common stock equivalents that were excluded from the computation of diluted shares outstanding because their effect would have been anti-dilutive for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Stock options, warrants and restricted stock	2,997,330	16,434,296
Series A redeemable convertible preferred stock	8,781,516	8,781,516
Total anti-dilutive common stock equivalents	11,778,846	25,215,812

The following represents a reconciliation of the numerators and denominators of the basic and diluted EPS computation:

	Year Ended December 31,
	2018	2017
Numerator:
Net income (loss)	$(906,714)	$1,052,401
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,035,977	873,043
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	254,212	—
Less: Deemed dividend on Series A redeemable convertible preferred stock	$2,269,042	$—
Net income (loss) attributable to common stockholders	$(4,465,945)	$179,358

Denominator:
Weighted average basic shares outstanding	93,330,146	44,413,061
Effect of dilutive securities:
Stock options, warrants and restricted stock	—	2,586,266
Series A redeemable convertible preferred stock	—	—
Weighted average diluted shares outstanding	93,330,146	46,999,327

EPS:
Basic net income (loss) per share attributable to common stockholders	$(0.05)	$—
Diluted net income (loss) per share attributable to common stockholders	$(0.05)	$—

(p)	Investments

As of December 31, 2018 and 2017, the Company did not have any cost-method investments.

(q)	Treasury Stock

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

Following is a summary of the impact to the Company’s current financial results from adopting the new revenue recognition standard:

Statements of Operations	Under Previous Guidance	New Revenue Standard Adjustment	Under Current Accounting Guidance
Year Ended December 31, 2018
Product revenue	9,250,082	(3,483,550)	5,766,532
Support and services revenue	12,071,374	—	12,071,374
Selling and marketing	4,461,572	(7,875)	4,453,697
Income tax expense (benefit)	233,288	—	233,288
Net income (loss)	2,568,961	(3,475,675)	(906,714)
Net loss attributable to common stockholders	(990,270)	(3,475,675)	(4,465,945)
Basic net loss per share attributable to common stockholders	(0.01)	(0.04)	(0.05)
Diluted net loss per share attributable to common stockholders	(0.01)	(0.04)	(0.05)

Balance Sheets	Under Previous Guidance	New Revenue Standard Adjustment	Under Current Accounting Guidance
December 31, 2018
Prepaid expenses and other current assets	1,488,171	421,675	1,909,846
Contract assets, net, current	—	637,179	637,179
Contract assets, net, long-term	—	516,643	516,643
Deferred revenue, net, current	8,735,622	(1,876,030)	6,859,592
Deferred tax liabilities, net	297,890	—	297,890
Deferred revenue, net, long-term	4,510,331	(2,003,433)	2,506,898
Accumulated deficit	(128,362,754)	5,454,960	(122,907,794)

The adoption of the revenue recognition standard had no impact to cash from or used in operating, financing, or investing on our condensed consolidated statements of cash flows.

(t)  Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The objective of the guidance is to improve the effectiveness of disclosure requirements on defined benefit pension plans and other postretirement plans. The guidance is effective for fiscal years beginning after December 15, 2020. The Company does not expect adoption of the new standard will have a material impact on its Condensed Consolidated Financial Statements..

In July 2018, the FASB issued ASU 2018-10 Leases (Topic 842),Codification Improvements and ASU 2018-11 Leases (Topic 842), Targeted Improvements, to provide additional guidance for the adoption of Topic 842. ASU 2018-10 clarifies certain provisions and correct unintended applications of the guidance such as the application of implicit rate, lessee reassessment of lease classification, and certain transition adjustments that should be recognized to earnings rather than to stockholders' equity. ASU 2018-11 provides an alternative transition method and practical expedient for separating contract components for the adoption of Topic 842. In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) which requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases with terms greater than 12 months. ASU 2018-11, ASU 2018-10, and ASU 2016-02 (collectively, "the new lease standards") are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We plan to adopt the standard effective January 1, 2019, applying the package of practical expedients to leases that commenced before the effective date whereby we will elect to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We expect to record lease right of use assets of $2.9 million and related liabilities of $3.6 million on our balance sheet related to our operating leases. We have no financing leases. We expect no change to our consolidated statements of operations or cash flows.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the 2017 Tax Cuts and Jobs Act (the "TCJA”) to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this accounting standard to have a material impact on our financial position, results of operations, cash flows, or presentation thereof.

(2)  Property and Equipment

Property and equipment consist of the following:

	December 31, 2018	December 31, 2017
Computer hardware and software	$16,345,218	$16,304,037
Furniture and equipment	601,938	571,004
Leasehold improvements	1,681,606	1,688,030
Property and equipment, gross	18,628,762	18,563,071
Less accumulated depreciation	(18,194,827)	(17,926,959)
Property and equipment, net	$433,935	$636,112

 During the year ended December 31, 2018, the Company wrote off approximately $0 of fixed assets and $0 related accumulated depreciation related to assets that were no longer in use. During the year ended December 31, 2017, the Company wrote off $1,392,453 of fixed assets and $1,301,408 of related accumulated depreciation related to assets that were no longer in use.

Depreciation expense was $294,939 and $602,548 in 2018 and 2017, respectively.

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

Fair Value Hierarchy

The methodology for measuring fair value specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs) or reflect the Company’s own assumptions of market participant valuation (unobservable inputs). As a result, observable and unobservable inputs have created the following fair value hierarchy:

•
Level 1 – Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities. At December 31, 2018 and 2017, the Level 1 category included money market funds and commercial paper, which are included within “cash and cash equivalents” in the consolidated balance sheets.

•
Level 2 – Quoted prices for identical assets and liabilities in markets that are not active, quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly. The Company had no Level 2 securities at December 31, 2018 and 2017.

•
Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable. At December 31, 2018 and 2017, the Level 3 category included derivatives, which are included in "other long-term liabilities" in the consolidated balance sheets with the change in fair value from the period included in "interest and other loss, net" in the consolidated statement of operations. The Company did not hold any cash, cash equivalents or marketable securities categorized as Level 3 as of December 31, 2018 or 2017.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2018:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds	$—	$—	$—	$—
Total cash equivalents	—	—	—	—
Derivative liabilities:
Derivative Instruments	498,086	—	—	498,086
Total derivative liabilities	498,086	—	—	498,086

Total assets and liabilities measured at fair value	$498,086	$—	$—	$498,086

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2017:

		Fair Value Measurements at Reporting Date Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents:
Money market funds and commercial paper	$—	$—	$—	$—
Total cash equivalents	—	—	—	—
Derivative liabilities:
Derivative Instruments	445,838	—	—	445,838
Total derivative liabilities	445,838	—	—	445,838

Total assets and liabilities measured at fair value	$445,838	$—	$—	$445,838

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

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of each of the years ended December 31, 2018 and 2017:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	December 31, 2018	December 31, 2017
Beginning Balance	$445,838	$336,862
Total loss recognized in earnings	52,248	108,976
Ending Balance	$498,086	$445,838

(4)  Accrued Expenses

Accrued expenses are comprised of the following:

	December 31, 2018	December 31, 2017
Accrued compensation	$136,446	$522,057
Accrued consulting and professional fees	1,749,108	1,207,061
Accrued marketing and promotion	—	—
Other accrued expenses	64,775	259,579
Accrued income taxes	47,088	306,419
Accrued other taxes	420,695	378,374
Accrued hardware purchases	—	31,499
Accrued restructuring costs	461,361	602,299
Accrued Series A redeemable convertible preferred stock dividends	—	1,068,947
	$2,879,473	$4,376,235

(5)  Income Taxes

Information pertaining to the Company’s income (loss) before income taxes and the applicable provision for income taxes is as follows:

	December 31,
	2018	2017
Income (loss) before income taxes:
Domestic income (loss)	$(1,105,447)	$590,660
Foreign income	432,021	469,347
Total income (loss) before income taxes:	(673,426)	1,060,007
Provision (benefit) for income taxes:
Current:
Federal	$(231,564)	$2,640
State and local	(47,304)	(85,972)
Foreign	244,396	238,729
	(34,472)	155,397
Deferred:
Federal	$208,709	$(530,478)
State and local	308	(8,215)
Foreign	58,743	390,902
	267,760	(147,791)
Total provision for income taxes:	$233,288	$7,606

During 2018 and 2017, the Company recorded a tax provision of $233,288 and $7,606, respectively, related to federal, state and local and foreign income taxes. The tax provisions include a tax benefit related to our Minimum Tax Credit carryforwards which are now realizable on a more-likely-than-not basis as such amounts will be refundable under the TCJA, partially offset with the accrual of foreign withholding taxes as the Company is no longer permanently reinvesting its foreign earnings.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
Deferred Tax Assets:
Allowance for receivables	$35,218	$76,266
Deferred revenue	852,015	1,970,216
Share-based compensation	21,940	517,841
Accrued expenses and other liabilities	341,553	404,316
Domestic net operating loss carryforwards	19,405,651	19,572,148
Foreign net operating loss carryforwards	198,017	17,997
Tax credit carryforwards	3,106,022	3,106,022
AMT tax credit carryforwards	233,007	464,571
Capital loss carryforwards	31,466	57,768
Fixed assets	178,502	218,412
Interest expense carryforwards	63,823	—
Intangibles	287,547	625,126
Sub-total	24,754,761	27,030,683
Valuation allowance	(22,424,261)	(25,602,357)
Total Deferred Tax Assets	2,330,500	1,428,326
Deferred Tax Liabilities:
Prepaid commissions and other	(100,569)	—
Tax method changes	(1,227,047)	—
Deferred state income tax	(279,540)	(450,797)
Foreign withholding taxes	(481,892)	(472,112)
Total Deferred Tax Liabilities	(2,089,048)	(922,909)
Net Deferred Tax Assets	$241,452	$505,417

As of each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. In assessing the Company’s ability to recover its deferred tax assets, the Company evaluated whether it is more likely than not that some portion or the entire deferred tax asset will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in those periods in which temporary differences become deductible and/or net operating losses can be utilized. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income. Based on these factors the Company determined that its U.S. deferred tax assets with the exception of its Minimum Tax Credit are not realizable on a more-likely-than-not basis and has recorded a full valuation allowance against such net deferred tax assets. The Company’s valuation allowance decreased by $1.2 million due to operations and an additional $2.0 million primarily related to the adoption of ASC 606.

As of December 31, 2018, the Company had federal net operating loss carry forwards of approximately $86.1 million which are set to expire beginning in 2030, if not utilized. As of December 31, 2018, the Company had approximately $3.1 million of research and development tax credit carryforwards which expire at various dates beginning in 2023, if not utilized.

For U.S. purposes, the Company has not completed its evaluation of net operating losses and credit carryforwards utilization limitations under Internal Revenue Code, as amended (the “Code”), Section 382/383, change of ownership rules. If the Company has had a change in ownership, the net operating losses and credit carryforwards would be limited as to the amount that could be utilized each year and could be eliminated, based on the Code.

The effective tax rate before income taxes varies from the current statutory federal income tax rate as follows:

	December 31,
	2018	2017
Tax at Federal statutory rate	$(141,419)	$371,003
Increase (reduction) in income taxes resulting from:
State and local taxes	543,278	355,888
Non-deductible expenses	200,464	(50,579)
Stock compensation	509,951	1,273,956
Net effect of foreign operations	79,607	(14,022)
Uncertain tax positions	(60,994)	(41,482)
Impact of U.S tax reform	—	14,295,386
Change in valuation allowance	(1,241,052)	(15,072,298)
Foreign withholding taxes	143,120	468,376
Decrease in unrecognized tax benefits	—	(1,427,906)
Other	200,333	(150,716)
	$233,288	$7,606

On December 22, 2017 the U.S. government enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (“TCJA”).  Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted.  Among other things, the TCJA (1) reduces the US statutory corporate income tax rate from 35% to 21% effective January 1, 2018 (2) eliminates the corporate alternative minimum tax (3) requires companies to record/pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred (4) creates new taxes on certain foreign sourced earnings (5) changes rules related to uses and limitations of net operating loss carryforwards beginning after December 31, 2017.

While the TCJA provides for a modified territorial tax system, beginning in 2018, global intangible low-taxed income (“GILTI”) provisions will be applied providing an incremental tax on low taxed foreign income. The GILTI provisions require inclusions in U.S. taxable income related to foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income elated to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has selected the “period cost method” as its accounting policy with respect to the new GILTI tax rules.
The TCJA reduces the corporate tax rate to 21% effective January 1, 2018.  The Company remeasured its U.S. deferred tax assets and liabilities based on the lower federal rate and recorded a provisional income tax benefit of $13.5 million, offset by change in its valuation allowance of $13.6 million. The TCJA also enacted a one-time transition tax, which is based on the Company’s total post-1986 earnings and profits (“E&P”) that were previously deferred from U.S. income taxes. The Company recorded a provisional amount for the one-time transition tax liability for all of its foreign subsidiaries resulting in an income tax expense of $0.7 million, offset by valuation allowance. The Company has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries as certain information is not readily available. As of December 31, 2018, the Company has completed its 2017 income tax returns and its accounting for the enactment-date income tax effects of the TCJA with no material adjustments to the provisional amounts recorded at December 31, 2017.

Due to the change in U.S. federal tax law, the Company does not intend to indefinitely reinvest any of its unremitted foreign earnings. As of December 31, 2018, the Company has provided for additional foreign withholding taxes totaling approximately $0.5 million on approximately $3.4 million of undistributed earnings of its subsidiaries operating outside of the United States for which withholding tax applies.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest and penalties, is as follows:

	2018	2017
Balance at January 1,	$180,202	$217,461
Increases to tax positions taken in prior years	—	10,104
Expiration of statutes of limitation	(42,275)	(53,169)
Translation	(3,681)	5,806
Balance at December 31,	$134,246	$180,202

At December 31, 2018, $192,106 including interest, if recognized, would reduce the Company’s annual effective tax rate. As of December 31, 2018, the Company had approximately $57,860 of accrued interest. The Company believes it is reasonably possible that $77,548 of its unrecognized tax benefits will reverse within the next 12 months due to expiring statute of limitations. The Company records any interest and penalties related to unrecognized tax benefits in income tax expense.

The Company files federal, state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2015 through 2018 tax years generally remain subject to examination by federal and most state tax authorities. In addition to the U.S., the Company’s major taxing jurisdictions include China, Taiwan, Japan, France and Germany.

(6) Accumulated Other Comprehensive Loss

The changes in Accumulated Other Comprehensive Loss, net of applicable tax, for December 31, 2018 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2017	$(1,980,940)	$22,097	$(1,958,843)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	59,035	(743)	58,292
Amounts reclassified from accumulated other comprehensive income	—	5,449	5,449
Total other comprehensive income	59,035	4,706	63,741
Accumulated other comprehensive income (loss) at December 31, 2018	$(1,921,905)	$26,803	$(1,895,102)

The changes in Accumulated Other Comprehensive Loss, net of applicable tax, for December 31, 2017 are as follows:

	Foreign Currency Translation	Net Minimum Pension Liability	Total
Accumulated other comprehensive income (loss) at December 31, 2016	$(1,866,388)	$28,675	$(1,837,713)
Other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications	(114,552)	(12,022)	(126,574)
Amounts reclassified from accumulated other comprehensive income (loss)	—	5,444	5,444
Total other comprehensive income (loss)	(114,552)	(6,578)	(121,130)
Accumulated other comprehensive income (loss) at December 31, 2017	$(1,980,940)	$22,097	$(1,958,843)

For the year ended December 31, 2018 and 2017, the amounts reclassified to net income (loss) related to the Company’s defined benefit plan and maturities of marketable securities. These amounts are included within “Operating income (loss)" within the consolidated statement of operations.

(7) Notes Payable and Stock Warrants

As previously disclosed in the Company’s filings with the Securities and Exchange Commission, the Company was actively seeking financing in order to meet the Company’s operating cash flow needs.

On November 17, 2017, HCP-FVA provided the Commitment, whereby it agreed to finance up to $3 million to the Company on the terms, and subject to the conditions, set forth in the Commitment letter.  As part of the commitment, on November 17, 2017, the Company entered into a Loan Agreement with Lender and certain other loan parties named therein, pursuant to which the Lender made a Short Term Loan to the Company in the principal amount of $500,000. Pursuant to the Short Term Loan, HCP-FVA received warrants to purchase 13,859,128 shares of the Company's common stock at a nominal exercise price ("Backstop Warrants").

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
0.0225 shares of Series A Preferred Stock at a per Unit price of $0.271063 (subject to increase to take into account accretion of the Series A Preferred Stock after December 31, 2018), all such shares to be acquired directly from their current holder, HCP-FVA.

The closing of the Commitment effectively constituted HCP-FVA’s purchase of 30 million Units in the Financing. As a result, the maximum additional funds that the Company could receive in the Financing was $1,000,000 through the purchase of 10 million Units by other eligible stockholders. In exchange for serving as the backstop for the Financing, upon the closing of the Commitment, HCP-FVA received additional Backstop Warrants to purchase 41,577,382 shares of the Company’s common stock for a nominal exercise price, in addition to the 13,859,128 Backstop Warrants issued to HCP-FVA in connection with the making of the Short Term Loan.

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

The Amended and Restated Loan Agreement has customary representations, warranties and affirmative and negative covenants. The negative covenants include financial covenants by the Company to maintain minimum cash denominated in U.S. dollars plus accounts receivable outstanding for less than 90 days of $2 million. The Amended and Restated Loan Agreement also contains customary events of default, including but not limited to payment defaults, cross defaults with certain other indebtedness, breaches of covenants, bankruptcy events and a change of control. In the case of an event of default, as administrative agent under the Loan Agreement, HCP-FVA may (and upon the written request of lenders holding in excess of 50% of the Term Loan, which must include HCP-FVA, is required to accelerate payment of all obligations under the Loan Agreement, and seek other available remedies).

On April 23, 2018, HCP-FVA exercised most of its Backstop Warrants on a cash-less basis and was issued 53,370,601 shares of the Company's common stock. HCP-FVA continues to hold Backstop Warrants to purchase 1,543,630 shares of common stock.

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

In addition to providing the Company with $1,000,000 of gross proceeds, the New Investors purchased $520,000 of the Term Loan held by HCP-FVA and 342,000 of the 900,000 shares of Series A Preferred Stock held by HCP-FVA. Financing Warrants to purchase 63,610,935 shares of Common Stock held by HCP-FVA were also cancelled. Accordingly, the New Investors hold Financing Warrants to purchase 185,942,009 shares of Common Stock and HCP-FVA now holds Financing Warrants to purchase 303,379,065 shares of Common Stock. The transfer of securities by HCP-FVA to New Investors was subject to certain transfer limitations to ensure the preservation of the Company’s net operating loss carry forward.

In December 2018, the Company received proceeds of approximately $489,321 from the exercise of Financing Warrants.

During the fiscal years-ended December 31, 2018 and December 31, 2017, FalconStor was unable to make its Series A Preferred Stock quarterly dividend payments, and was subject to mandatory redemption under the Series A Preferred Stock purchase agreement. In conjunction with the Commitment, Hale Capital agreed to postpone the date of the mandatory redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a mandatory redemption right (“Series A Mandatory Redemption Extension”). Accordingly, as a result of these changes, for accounting purposes, the Series A Preferred Stock is considered new Series A Preferred Stock.

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

When multiple instruments are issued in a single transaction, the total proceeds from the transaction should be allocated among the individual freestanding instruments identified. Since Hale Capital previously held all of the debt and Series A Preferred Stock, the restructuring is considered to be a capital transaction as of December 31, 2018. As such the gain or loss was recorded in equity.
ASC 470-20-25-2 requires that debt or stock with detachable warrants issued in a bundled transaction with debt and equity proceeds be accounted for separately, based on the relative fair values of each instrument. The proceeds allocated to the Backstop Warrants and Financing Warrants were valued at $4,143,000.

Derivative treatment did not apply to the warrants issued in association with the restructuring based upon the warrants being penny warrants (pre-paid stock).

Warrants should be considered outstanding in earnings per share calculation if the Company is profitable to common shareholders; otherwise, warrants should be excluded as the effect would be antidilutive.
At the time of the grant of Warrants in February 2017, the Company had insufficient shares outstanding to accommodate the exercise of the Financing Warrants granted as detailed in the Background section above. ASC 480 "Distinguishing Liabilities from Equity" is referenced below to determine whether such warrants need to be recorded as liabilities or equity.
Warrant grants that do not have associated outstanding common shares should be recorded as liabilities as the Company would be required to settle such obligations using cash settlement (deficient by 368,533,620 shares). Changes in the fair value of the liability from period to period should be reflected within earnings. On June 22, 2018, the Company filed a certificate of amendment to the Company’s Restated Certificate of Incorporation to increase the authorized shares of common stock to 800,000,000. As a result, the fair value of these Warrants have been reclassified to equity. The Warrants contain standard antidilution language; therefore, they do not prevent a freestanding instrument from being considered indexed to the issuer’s own stock.

The initial transaction was recorded as follows:

At Inception	February 23, 2018
	Basis	Fair Value
Series A redeemable convertible preferred stock, net	$10,312,113	$8,709,684
Notes payable, net	2,728,778	2,457,249
Warrant liability	—	4,143,000
Total	$13,040,891	$15,309,933

Deemed dividend	$2,269,042

The Series A Preferred Stock consists of the following:

Series A redeemable convertible preferred stock principal balance	$9,000,000
Accrued dividends	1,312,112
Discount	(1,602,428)
Total Series A redeemable convertible preferred stock, net at inception on February 23, 2018	8,709,684
Accrued dividends	683,742
Accretion of preferred stock	363,280
Total Series A redeemable convertible preferred stock, net at December 31, 2018	$9,756,706

The notes payable balance consists of the following:

Notes payable principal balance	$3,000,000
Deferred issuance costs	(254,247)
Discount	(288,504)
Total notes payable, net at inception on February 23, 2018	2,457,249
Proceeds from issuance of long-term debt	1,000,000
Revaluation of long-term debt	(447,008)
Accretion of discount	202,195
Deferred issuance costs	(87,609)
Total notes payable, net at December 31, 2018	$3,124,827

(8) Series A Redeemable Convertible Preferred Stock

The Company has 900,000 shares of Series A Preferred Stock outstanding. Pursuant to the Amended and Restated  Certificate of Designations, Preferences and Rights  for the Series A Preferred Stock (the ”Certificate of Designations”), each share of Series A Preferred Stock can be converted into shares of the Company’s Common Stock, at an initial conversion price equal to $1.02488 per share, subject to appropriate adjustments for any stock dividend, stock split, stock combination, reclassification or similar transaction, (i) at any time at the option of the holder or (ii) by the Company if, following the first anniversary of the issuance of the Series A Preferred Stock (subject to extension under certain circumstances), the volume weighted average trading price per share of the Company’s Common Stock for sixty (60) consecutive trading days exceeds 250% of the conversion price and continues to exceed 225% of the conversion price through the conversion date, subject at all times to the satisfaction of, and the limitations imposed by, the equity conditions set forth in the Certificate of Designations (including, without limitation, the volume limitations set forth therein).
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

As of December 31, 2018 and December 31, 2017 the fair value of these derivative instruments was $498,086 and $445,838, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for the twelve months ended December 31, 2018 and December 31, 2017 of 52,248 and $108,976, respectively, were included in “interest and other loss, net” within the consolidated statement of operations.

The fair value of these derivative instruments and the loss recorded on the change in the fair value of these derivative instruments, which was included in “Interest and other income, net” within the condensed consolidated statement of operations, for the twelve months ended December 31, 2018 and 2017, were as follows:

	Years Ended December 31,
	2018	2017
Beginning Balance	$445,838	$336,862
Total loss recognized in earnings	52,248	108,976
Ending Balance	$498,086	$445,838

At the time of issuance, the Company recorded transaction costs, a beneficial conversion feature and the fair value allocated to the embedded derivatives as discounts to the Series A Preferred Stock. These costs were being accreted to the Series A Preferred Stock using the effective interest method through the stated redemption date of August 5, 2017, which represents the earliest redemption date of the instrument. This accretion was accelerated as of December 31, 2016 due to the failure of the financial covenants and the redemption right of the holders at that time. In connection with the Commitment, Hale agreed to the Series A mandatory extension and waived prior breaches of the terms of the Series A Preferred Stock. The Company included deductions for accretion, deemed and accrued dividends on the Series A Preferred Stock as adjustments to net income (loss) attributable to common stockholders on the statement of operations and in determining income (loss) per share for the twelve months ended December 31, 2018 and 2017, respectively. The following represents a reconciliation of net loss attributable to common stockholders for the twelve months ended December 31, 2018 and 2017, respectively:

	Years Ended December 31,
	2018	2017
Net income (loss)	$(906,714)	$1,052,401
Effects of Series A redeemable convertible preferred stock:
Less: Accrual of Series A redeemable convertible preferred stock dividends	1,035,977	873,043
Less: Accretion to redemption value of Series A redeemable convertible preferred stock	254,212	—
Less: Deemed dividend on Series A redeemable convertible preferred stock	2,269,042	—
Net income (loss) attributable to common stockholders	$(4,465,945)	$179,358

(9)  Stockholders’ Equity

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

Stock Repurchase Activity

During the year ended December 31, 2018 and December 31, 2017, the Company repurchased no shares of its common stock. As of December 31, 2018, the Company had the authorization to repurchase 4,907,839 shares of its common stock based upon its judgment and market conditions.

(10)  Share-Based Payment Arrangements

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

The 2016 Incentive Stock Plan (the "2016 Plan") was terminated in April 2018.

The following table summarizes the 2018 Plan, which was the only plan under which the Company was able to grant equity compensation as of December 31, 2018:

Name of Plan	Shares Authorized	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc. 2018 Incentive Stock Plan	147,199,698	147,199,698	—

The following table summarizes the Company’s equity plans that have expired but that still have equity awards outstanding as of December 31, 2018:

Name of Plan	Shares Available for Grant	Shares Outstanding
FalconStor Software, Inc., 2016 Incentive Stock Plan	—	505,000
FalconStor Software, Inc., 2006 Incentive Stock Plan	—	944,200
FalconStor Software, Inc., 2000 Stock Option Plan	—	4,500

All outstanding options granted under the Company’s equity plans have terms of ten years.

A summary of the Company’s stock option activity for 2018 is as follows:

	Number of Options	Weighted Average Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Options Outstanding at December 31, 2017	2,026,200	$2.14	5.32	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(451,000)	$2.55
Expired	(221,500)	$5.82
Options Outstanding at December 31, 2018	1,353,700	$1.40	5.60	$—
Options Exercisable at December 31, 2018	1,031,500	$1.63	4.90	$—
Options Expected to Vest after December 31, 2018	322,200	$0.67	7.47	$—

Stock option exercises are fulfilled with new shares of common stock.

Related to the 2016 Plan, many share-based compensation awards were forfeited and the related expense reversed accordingly, resulting in negative expense in the period. The following table summarizes the share-based compensation expense for all awards issued under the Company’s stock equity plans in the following line items in the consolidated statements of operations:

	Years ended December 31,
	2018	2017
Cost of revenue - Support and Service	26,203	64,427
Research and development costs	77,116	233,955
Selling and marketing	19,615	48,286
General and administrative	(58,262)	76,285
	$64,672	$422,953

The Company did not recognize any tax benefits related to share-based compensation expense during the years ended December 31, 2018 and 2017.

The Company has the ability to issue both restricted stock and restricted stock units. The fair value of the restricted stock awards and restricted stock units are expensed at the fair value per share at date of grant for directors, officers and employees. A summary of the total stock-based compensation expense related to restricted stock awards and restricted stock units, which is included in the Company’s total share-based compensation expense for each respective year, is as follows:

	Years ended December 31,
	2018	2017
Directors, officers and employees	$(49,289)	$167,369

A summary of the Company’s restricted stock activity for 2018 is as follows:

Number of Restricted Stock Awards
Non-Vested at December 31, 2017	548,968
Granted	—
Vested	(32,300)
Forfeited	(416,668)
Non-Vested at December 31, 2018	100,000

Restricted stock and restricted stock units are fulfilled with new shares of common stock. The total intrinsic value of restricted stock for which the restrictions lapsed during the years ended December 31, 2018 and 2017 was $0.

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

	Years ended December 31,
	2018	2017
Non-qualified stock options	$—	$41,159
Restricted stock awards	—	—
	$—	$41,159

The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model. For awards with market conditions the Company utilizes the Monte Carlo simulation model to estimate the fair value. The Company believes that these valuation techniques and the approach utilized to develop the underlying assumptions are appropriate in estimating the fair value of the Company’s share-based payments granted during the years ended December 31, 2018 and 2017. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by the employees who receive equity awards.

No awards were granted during the year ended December 31, 2018. The per share weighted average fair value of share-based payments granted during the years ended December 31, 2017 was $0.23. In addition to the exercise and grant date prices of the awards, certain weighted average assumptions were used to estimate the fair value of share-based payment grants in the respective periods are listed in the table below:

	Years ended December 31,
	2018	2017
Expected dividend yield	N/A	0%
Expected volatility	N/A	57% - 59%
Risk-free interest rate	N/A	1.94% - 2.02%
Expected term (years)	N/A	5.5
Discount for post-vesting restrictions	N/A	N/A

Options granted to officers, employees and directors during fiscal 2017 have exercise prices equal to the fair market value of the stock on the date of grant, a contractual term of ten years, and a vesting period generally of three years.

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

As of December 31, 2018, there was approximately $0.0 million total unrecognized compensation cost related to the Company’s unvested stock options, restricted stock and restricted stock unit awards granted under the Company’s stock plans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 0.25 years.

As of December 31, 2018, the Company had 150,197,028 shares of common stock reserved for issuance upon the exercise or vesting of stock options, restricted stock, restricted stock units and warrants.

(11)  Commitments and Contingencies

The Company’s headquarters are located in Austin, Texas.  The Company has an operating lease covering its Melville, N.Y. office facility that expires in April 2021. The Company also has several additional operating leases related to offices in foreign countries. The expiration dates for these leases range from 2018 through 2021. The following is a schedule of future minimum lease payments for all operating leases as of December 31, 2018:

2019	$1,734,523
2020	1,567,637
2021	596,475
2022	—
Thereafter	—
$3,898,635

These leases require the Company to pay its proportionate share of real estate taxes and other common charges. Total rent expense for operating leases was $1.1 million and $2.0 million for the years ended December 31, 2018 and 2017, respectively.

The Company typically provides its customers a warranty on its software products for a period of no more than 90 days. Such warranties are accounted for in accordance with the authoritative guidance issued by the FASB on contingencies. For the year ended December 31, 2018, the Company has not incurred any costs related to warranty obligations.

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

As described under Note 8, the holders of the Series A Preferred Stock have redemption rights upon certain triggering events. As of December 31, 2018, the Company did not fail any non-financial covenants related to the Company's Series A Preferred Stock.

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

As described under Note 14, the Company has incurred certain restructuring costs in connection with restructuring plans adopted in 2013 and 2017.

In addition, as of December 31, 2018, our liability for uncertain tax positions totaled $262,711. At this time, the settlement period for the positions, including related accrued interest, cannot be determined.

(12)  Derivative Financial Instruments

The Company does not use derivative financial instruments for trading or speculative purposes. As of December 31, 2018 and 2017, the Company had no foreign currency forward contracts outstanding. The Company did not utilize foreign currency forward contracts during the years ended December 31, 2018 and 2017.

As a result of the Company’s analysis of all the embedded conversion and put features within its Series A redeemable convertible preferred stock, the contingent redemption put options in the Series A redeemable convertible preferred stock were determined to not be clearly and closely related to the debt-type host and also did not meet any other scope exceptions for derivative accounting. Therefore the contingent redemption put options are being accounted for as derivative instruments and the fair value of these derivative instruments were bifurcated from the Series A redeemable convertible preferred stock and recorded as a liability. At the time of issuance of the Series A redeemable convertible preferred stock the fair value of these derivative instruments were recorded as a reduction to preferred stock. As of December 31, 2018 and 2017, the fair value of these derivative instruments was $498,086 and $445,838, respectively, and were included in "other long-term liabilities" within the consolidated balance sheets. The loss on the change in fair value of these derivative instruments for 2018 of $52,248 and the loss on the change in fair value of these derivative instruments for 2017 of $108,976, were included in “interest and other loss, net” within the consolidated statement of operations.

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

In June 2017, the Board approved a comprehensive plan to increase operating performance (the “2017 Plan”). The 2017 Plan resulted in a realignment and reduction in workforce. The 2017 Plan was substantially completed by the end of the Company’s fiscal year ending December 31, 2018, and when combined with previous workforce reductions in the second quarter of Fiscal 2017 reduced the Company’s workforce to approximately 81 employees. In connection with the 2017 Plan, the Company incurred severance expense of $1.2 million. In making these changes, the Company prioritized customer support and development while consolidating operations and streamlining direct sales resources allowing the company to focus on the install base and develop alternate channels to the market.

Accrued restructuring costs as of December 31, 2018 associated with the 2013 and 2017 Plans is as follows:

	Severance related costs	Facility and other costs	Total
Original charge	$3,179,131	$426,889	$3,606,020
Utilized/Paid	(2,067,554)	(231,973)	(2,299,527)
Balance at December 31, 2013	$1,111,577	$194,916	$1,306,493
Provisions/Additions	365,174	770,136	1,135,310
Utilized/Paid	(653,325)	(759,563)	(1,412,888)
Balance at December 31, 2014	$823,426	$205,489	$1,028,915
Provisions/Additions	55,527	117,468	172,995
Utilized/Paid	(161,313)	(307,935)	(469,248)
Balance at December 31, 2015	$717,640	$15,022	$732,662
Provisions/Additions	165,228	12,161	177,389
Utilized/Paid	(36,531)	(27,183)	(63,714)
Balance at December 31, 2016	$846,337	$—	$846,337
Provisions/Additions	(159,597)	—	(159,597)
Utilized/Paid	(38,341)	—	(38,341)
Balance at December 31, 2017	$648,399	$—	$648,399
Provisions/Additions	(173,265)	1,434,843	1,261,578
Utilized/Paid	(13,773)	(981,396)	(995,169)
Balance at December 31, 2018	$461,361	$453,447	$914,808

The severance related liabilities and facility and other liabilities are included within “accrued expenses” and "accounts payable" in the accompanying consolidated balance sheets. The expenses under the 2013 and 2017 Plans are included within “restructuring costs” in the accompanying consolidated statements of operations.

(15)  Employee Benefit Plans

Defined Contribution Plan

Effective July 2002, the Company established a voluntary savings and defined contribution plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. This Plan covers all U.S. employees meeting certain eligibility requirements and allows participants to contribute a portion of their annual compensation. Employees are 100% vested in their own contributions. For the years ended December 31, 2018 and 2017, the Company did not make any contributions to the Plan.

Effective July 1, 2007, the Company, in accordance with the labor pension system in Taiwan, contributes 6% of salaries to individual pension accounts managed by the Bureau of Labor Insurance. The plan covers all Taiwan employees that elect the new pension system and all employees hired after July 1, 2005. For the years ended December 31, 2018 and 2017, the Company contributed approximately $5,000 and $39,000, respectively.

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

At December 31, 2018 and 2017, $26,802 and $22,096, respectively, is included in accumulated other comprehensive (loss) income for amounts that have not yet been recognized in net periodic pension cost. These amounts include the following: unrecognized transition obligation of $0 and $5,778 at December 31, 2018 and 2017, respectively, and unrecognized actuarial gains of $26,802 and $33,545 at December 31, 2018 and 2017, respectively. During 2018, the total amount recorded in other comprehensive (loss) income related to the pension plan was $4,706 (net of tax), which consisted of an actuarial loss of $983 and the recognition of $5,689 of transition obligations recognized during 2018 as a component of net periodic pension cost. The transition obligation and actuarial gain included in accumulated other comprehensive (loss) income and expected to be recognized in net periodic pension cost for the year ended December 31, 2019, is $5,689 and $594 respectively.

Pension information for the years ended December 31, 2018 and 2017, is as follows:

	2018	2017
Accumulated benefit obligation	$165,031	$222,113
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	231,618	203,168
Interest cost	2,509	3,242
Actuarial loss	10,248	7,050
Benefits paid	(64,016)	—
Service cost	—	—
Currency translation	(6,098)	18,158
Projected benefit obligation at end of year	$174,261	$231,618
Changes in plan assets:
Fair value of plan assets at beginning of year	$190,950	$136,902
Actual return on plan assets	7,161	1,486
Benefits paid	(64,016)	—
Employer contributions	5,148	39,547
Currency translation	(4,892)	13,015
Fair value of plan assets at end of year	$134,351	$190,950
Funded status	$(39,910)	$(40,668)

Components of net periodic pension cost:
Interest cost	$2,509	$3,242
Expected return on plan assets	(2,068)	(2,185)
Amortization of net loss	5,008	4,387
Service cost	—	—
Net periodic pension cost	$5,449	$5,444

 The Company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Company contributions of approximately $5,000 are expected to be made during 2019. Benefit payments of $177,000 are expected to be paid through 2028.

The Company utilized the following assumptions in computing the benefit obligation at December 31, 2018 and 2017 as follows:

	Years ended December 31,
	2018	2017
Discount rate	0.85%	1.10%
Rate of increase in compensation levels	1.00%	1.00%
Expected long-term rate of return on plan assets	0.85%	1.10%

(16)  Segment Reporting and Concentrations

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. Revenues from the United States to customers in the following geographical areas for the years ended December 31, 2018 and 2017, and the location of long-lived assets as of December 31, 2018 and 2017, are summarized as follows:

	Years ended December 31,
	2018	2017
Revenues:
Americas	$3,997,620	$7,629,508
Asia Pacific	6,867,306	9,147,888
Europe, Middle East, Africa and Other	6,972,980	8,383,167
Total Revenues	$17,837,906	$25,160,563

	December 31,
	2018	2017
Long-lived assets:
Americas	$5,852,995	$5,754,977
Asia Pacific	736,970	822,885
Europe, Middle East, Africa and Other	155,708	213,371
Total long-lived assets	$6,745,673	$6,791,233

For the years ended December 31, 2018 and 2017, the Company had no customers that accounted for more than 10% of total revenue.

As of December 31, 2018, the Company had one customer that accounted for 17% of the gross accounts receivable balance. As of December 31, 2017, the Company had one customer that accounted for 23% of the gross accounts receivable balance, respectively.

(17)  Valuation and Qualifying Accounts – Allowance for Returns and Doubtful Accounts

Period Ended	Balance at Beginning of Period	Charges / (Benefits) to Revenue	(Increases) Deductions	Balance at End of Period
December 31, 2018	$354,542	(23,080)	169,350	$162,112
December 31, 2017	$260,676	141,234	47,368	$354,542

Note: Charges/benefits to the allowance for doubtful accounts are recorded within “general and administrative expenses” within the consolidated statements of operations. Charges/benefits to the return reserve for product and service are recorded within “product revenue” within the consolidated statements of operations.

(18) Related Party Transactions
William Miller, a member of the Company's Board of Directors, is the Chairman and Chief Executive Officer of X-IO Technologies, Inc. (“X-IO Technologies”), an enterprise storage company. For the year ended December 31, 2018, the Company sold product to X-IO Technologies totaling $40,519.

Martin M. Hale, Jr., a member of the Company's Board of Directors, is a general partner of HCP-FVA, the holder in excess of 50% of the Company’s Series A redeemable convertible preferred stock. The Series A redeemable convertible preferred stock was purchased by Hale Capital Partners, LP, of which Mr. Hale is a general partner, pursuant to a September 16, 2013 stock purchase agreement with the Company at a time when Mr. Hale was not a director of the Company. Hale Capital Partners, LP subsequently assigned all of its rights in the Series A redeemable convertible preferred stock to HCP-FVA. Under the terms of the Certificate of Designations, the holders of the Series A convertible preferred stock are entitled, as a group, to nominate and to elect up to two directors so long as at least 85% of the Company's Series A redeemable convertible preferred stock is outstanding. HCP-FVA, the sole holder of the Series a convertible preferred stock, nominated and elected Mr. Hale in September 2013 and Michael P. Kelly on October 29, 2014, to the Company’s Board of Directors.

On November 17, 2017, HCP-FVA provided a commitment letter to the Company agreeing to finance up to $3 million to the Company (the “Commitment”) on the terms, and subject to the conditions, set forth in that certain commitment letter. As part of that Commitment, on November 17, 2017, the Company entered into a Loan and Security Agreement with Lender and certain other loan parties named therein, pursuant to which the Lender made a short term loan to the Company in the principal amount of $500,000 payable on May 17, 2018. In connection with the Bridge Loan, the Company issued HCP-FVA Backstop Warrants to purchase 13,859,128 shares of Common Stock. See Note (7) Notes Payable and Stock Warrants for more information.

On February 23, 2018, we closed on the Commitment whereby HCP-FVA purchased $3 million of Units (as defined in Note (7) Notes Payable and Stock Warrants) to backstop a proposed private placement of Units to certain eligible stockholders of the Company. HCP-FVA subscribed for the full $3 million of Units (at the Company’s election) in the Commitment by payment of $2.5 million in cash and the conversion of the $500,000 Bridge Loan In connection therewith, the Company issued HCP-FVA additional BackStop Warrants to purchase 41,577,383 shares of Common Stock and Financing Warrants to purchase 366,990,000 shares of Common Stock.
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

In addition to providing the Company with $1,000,000 of gross proceeds, the New Investors purchased $520,000 of the Term Loan held by HCP-FVA and 342,000 of the 900,000 shares of Series A Preferred Stock held by HCP-FVA. Financing Warrants to purchase 63,610,935 shares of Common Stock held by HCP-FVA were also cancelled. Accordingly, the New Investors hold Financing Warrants to purchase 185,942,009 shares of Common Stock and HCP-FVA now holds Financing Warrants to purchase 303,379,065 shares of Common Stock. The transfer of securities by HCP-FVA to New Investors was subject to certain transfer limitations to ensure the preservation of the Company’s net operating loss carry forward.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The required disclosure related to our previous registered public accounting firm can be found in our Current Report on Form 8-K filed with the SEC on April 23, 2018.

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

The Company’s Chief Executive Officer (its principal executive officer) and Chief Financial Officer (its principal finance officer and principal accounting officer) have evaluated the effectiveness of its “disclosure controls and procedures” as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, the principal executive officer and principal financial officer concluded that its disclosure controls and procedures are not effective as of the end of the period covered by this report. We describe this deficiency and the steps we have taken to remedy such deficiency in our discussion of internal control over financial reporting below.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, using the COSO framework (2013). The Company’s management has determined that the Company’s internal control over financial reporting is not effective as of that date because of the following deficiency:

During the twelve months ended December 31, 2018, the Company did not have all the COSO framework (2013) mandated system controls in place nor did the Company have an independent party complete testing of the controls as of December 31, 2018. The company has implemented certain mitigating controls such as secondary reviews by senior management, variance analysis reporting and cash-flow monitoring, which insured that both internal and external financial reporting included all the information and disclosures required by generally accepted accounting principles in the United States of America.

Notwithstanding the above, the Principal Executive Officer and the Principal Financial Officer believe that the consolidated financial statements and other information contained in this Annual Report present fairly, in all material respects, our business, financial condition and results of operations.

Remediation

 The Company is implementing the appropriate system controls mandated by the COSO framework (2013) for 2019 and plans to conduct independent audit testing of these controls which are implemented.

Item 9B.  Other Information

In February 2019, Todd Brooks, our President and Chief Executive Officer, was appointed to our Board of Directors to serve until our 2019 Annual Meeting of Stockholders and until his successor is duly elected and qualified.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information called for by Part III, Item 10, regarding the Registrant’s directors will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in May 2018, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Election of Directors”, “Management”, “Executive Compensation”, “Section 16 (a) Beneficial Ownership Reporting Compliance”, and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2018, our year-end.

Item 11.	Executive Compensation

Information called for by Part III, Item 11, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2019, and is incorporated herein by reference. The information appears in the Proxy Statement under the captions “Executive Compensation”, “Director Compensation”, “Compensation Committee Interlocks and Insider Participation”, Compensation Committee Report” and “Committees of the Board of Directors.” The Proxy Statement will be filed within 120 days of December 31, 2018, our year-end.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding Securities Authorized for Issuance Under Equity Compensation Plans is included in Item 4 and is incorporated herein by reference. All other information called for by Part III, Item 12, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2019, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Beneficial Ownership of Shares.” The Proxy Statement will be filed within 120 days of December 31, 2018, our year-end.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding our relationships and related transactions will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2019, and is incorporated by reference. The information appears in the Proxy Statement under the caption “Certain Relationships and Related Transactions.” The Proxy Statement will be filed within 120 days of December 31, 2018, our year-end.

Item 14.	Principal Accountant Fees and Services

Information called for by Part III, Item 14, will be included in our Proxy Statement relating to our annual meeting of stockholders scheduled to be held in June 2019, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Principal Accountant Fees and Services.” The Proxy Statement will be filed within 120 days of December 31, 2018, our year-end.

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

3.6	Certificate of Amendment of the Restated Certificate of Incorporation of FalconStor Software, Inc,, incorporated by reference to Exhibit 3.1 to the Registrant’s report on Form 8-K dated June 25,2018.

3.7
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of FalconStor Software, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s report on Form 8-K dated June 25, 2018.

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

4.5s	FalconStor Software, Inc. 2016 Incentive Stock Plan, incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A dated March 18, 2016.

10.1	Intentionally omitted.

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

10.4	Intentionally omitted.

10.5s	Agreement between FalconStor Software, Inc. and Todd Brooks, dated August 14, 2017,incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed August 17,2017.

10.6	Intentionally omitted.

10.7s	Agreement between FalconStor Software, Inc. and Patrick McClain, dated August 17, 2017, incorporated by reference to Exhibit 10.4 to the Registrant’s current report on Form 8-K filed August 17, 2017.

10.8	Intentionally omitted.

10.9	Intentionally omitted.

10.10	Intentionally omitted.

10.11
Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, by and among FalconStor Software, Inc., HCP-FVA, LLC, as Administrative Agent and as a Lender, and the other Loan Parties named therein, incorporated herein by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K filed on February 26, 2018).

10.12	Intentionally omitted.

10.13
Backstop Warrant, dated February 23, 2018 issued by FalconStor Software, Inc. to HCP-FVA, LLC, incorporated herein by reference to Exhibit 10.3 to Registrant’s current report on Form 8-K filed on February 26, 2018.

10.14	Agreement between FalconStor Software, Inc. and Brad Wolfe, dated April 4, 2018, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed April 11, 2018.

10.15	Falconstor Software Inc. 2018 Stock Incentive Plan, incorporated by reference to the Definitive Proxy Statement on Schedule 14A filed on June 5, 2018.

10.16
Joinder to Amended and Restated Term Loan Credit Agreement, dated as of February 23, 2018, by and among FalconStor Software, Inc., HCP-FVA, LLC, as Administrative Agent and as a Lender, and the other Loan Parties named therein, incorporated by reference to Exhibit 10.2 to the Registrant’s current report on Form 8-K filed October 11, 2018.

21.1	Subsidiaries of Registrant – FalconStor, Inc., FalconStor AC, Inc., FalconStor Software (Korea), Inc.

23.1*	Consent of RBSM LLP

23.2*	Consent of BDO USA, LLP

31.1*	Certification of the Chief Executive Officer

31.2*	Certification of the Chief Financial Officer

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. § 1350)

101.1	The following financial statements from FalconStor Software, Inc’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBLR (eXtensible Business Reporting Language):

(i)  Consolidated Balance Sheets – December 31, 2018 and December 31, 2017

(ii)  Consolidated Statements of Operations – Years Ended December 31, 2018 and 2017

(iii)  Consolidated Statements of Comprehensive Income (Loss) – Years Ended December 31, 2018 and 2017

(iv)  Consolidated Statements of Stockholders’ Deficit – Years Ended December 31, 2018 and 2017

(v)  Consolidated Statements of Cash Flows – Years Ended December 31, 2018 and 2017

(vi)  Notes to Consolidated Financial Statements – December 31, 2018

*- Filed herewith.

s- Denotes management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Melville, State of New York on March 27, 2019.

FALCONSTOR SOFTWARE, INC.

By:	/s/ Brad Wolfe	March 27, 2019
	Executive Vice President, Chief Financial Officer and Treasurer	Date
(principal financial and accounting officer)

POWER OF ATTORNEY
FalconStor Software, Inc. and each of the undersigned do hereby appoint Todd Brooks and Brad Wolfe, and each of them severally, its or his true and lawful attorney to execute on behalf of FalconStor Software, Inc. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Todd Brooks	March 27, 2019
	Todd Brooks, President & Chief Executive Officer and Director (principal executive officer)	Date

By:	/s/ Brad Wolfe	March 27, 2019
	Brad Wolfe, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	Date

By:	/s/ Martin Hale Jr.	March 27, 2019
	Martin Hale Jr., Director	Date

By:	/s/ Michael Kelly	March 27, 2019
	Michael Kelly, Director	Date

By:	/s/ Barry A. Rudolph	March 27, 2019
	Barry A. Rudolph, Director	Date

By:	/s/ William D. Miller	March 27, 2019
	William D. Miller, Director	Date