Form 10-K/A
period 2018-12-31
FALCONSTOR SOFTWARE INC
filed 2019-04-30
CIK 922521

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant as of June 30, 2018 was $2,768,372 which value, solely for the purposes of this calculation excludes shares held by Registrant's officers and directors. Such exclusion should not be deemed a determination by Registrant that all such individuals are, in fact, affiliates of the Registrant. The number of shares of Common Stock issued and outstanding as of April 30, 2019 was 587,255,165.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None.

EXPLANATORY NOTE

On March 27, 2019, FalconStor Software, Inc., a Delaware corporation, filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Filing”). Certain Part III information was omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that a registrant may incorporate by reference certain information from a definitive proxy statement which involves the election of directors, if such definitive proxy statement is filed with the Securities and Exchange Commission (the “Commission”) no later than 120 days after the end of the registrant’s fiscal year. Alternatively, the registrant may provide this information in an amendment to the Form 10-K, if such amendment is filed with the Commission no later than 120 days after the end of the registrant’s fiscal year. Accordingly, this Amendment No. 1 on Form 10-K/A (this “Amendment”) supplements our Original Filing by amending and restating Part III, Items 10 through 14 of our Original Filing.

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

Pursuant to the Certificate of Designations, so long as at least 85% of the originally issued Series A Redeemable Preferred Stock (the “Series A Preferred Stock”) remains outstanding, the holders of a majority of the then outstanding shares of Series A Preferred Stock (the “Majority Holders”) have the right, voting separately as a class, to elect two directors. The Majority Holders have, as of the date hereof, elected two directors, Martin M. Hale, Jr. and Michael Kelly. Messrs. Rudolph and Miller were elected by the Board to fill vacancies created by the resignation of other directors. Mr. Brooks was appointed to the Board in February 2019. The Company currently has five directors.

The names of the directors are set forth below:

Name	Position	Age	Director Since
Martin M. Hale, Jr.	Director	47	2013
Michael P. Kelly	Director	71	2014
William D. Miller	Director	58	2016
Barry A. Rudolph	Director	65	2016
Todd Brooks	Director	54	2019

Martin M. Hale, Jr. has served as the founder and CEO of Hale Capital Partners, LP, an investment firm that applies a private equity skill set and focus to investing in small and micro-cap public companies, since 2007. Mr. Hale has 20 years of experience in venture capital and private equity as a board member and an investor helping public and private companies grow. Mr. Hale currently serves as a director of Top Image Systems, Ltd., Lantronix Corporation, and Patch Media. Mr. Hale has also served as a director of publicly-traded technology companies including Adept Technology, Inc. (acquired by Omron Global), Analex Corporation (acquired by QinetiQ North America), Paradigm Holdings (acquired by CACI International, Inc.), and Telanetix, Inc. (acquired by Intermedia). Before joining Hale Capital Partners, Mr. Hale was a Managing Director and member of the founding team of Pequot Ventures, an associate at Geocapital Partners, and an analyst with Broadview International. Mr. Hale received a B.A. from Yale University. Mr. Hale has been a director of the Company since September 2013.

Mr. Hale was elected as a director by the Majority Holders of the outstanding Series A Preferred Stock. Mr. Hale’s Board qualifications include extensive experience helping small public companies grow to become larger and more successful. Such experience is helpful in expanding the Company’s leadership and strategic growth initiatives.

Michael P. Kelly served as a director at Adept Technology, Inc. from April 1997 to October 22, 2015 and also served as Chairman of the Board of Adept from November 2008 to October 22, 2015. Mr. Kelly has also served as Chief Executive Officer of merchant bank, Kinsale Associates, Inc., since October 2005. From July 2005 to October 2005, he was the Chief Executive Officer of Cape Semiconductor Inc., a fabless semiconductor company. From 1994 to 2005, Mr. Kelly held the positions of Vice-Chairman and Senior Managing Director of Broadview International, LLC, an international merger and acquisitions advisory firm and a division of Jefferies Inc. Additionally, he has served as a director of Epicor Software Corporation (EPIC), a provider of enterprise business software solutions, since September 2005. Mr. Kelly received a B.A. in Accounting from Western Illinois University, a M.B.A. from St. Louis University, and is also a Certified Public Accountant. Mr. Kelly has been a director of the Company since October 2014 and our Chairman of the Board since March 2018.

Mr. Kelly was selected as a director by the Majority Holders of the outstanding Series A Preferred Stock. Mr. Kelly’s qualifications to serve on the Board include his experience as an investment banker specializing in technology industries, which provides the Board and the Company with unique and relevant expertise in areas including capital markets, mergers and acquisitions and financing.

William D. Miller has served as Chairman and Chief Executive Officer of Axellio Inc. an edge computing systems company, since November 2018 and has been General Partner of FirstMile Ventures (previously Miller Investment Management), a venture capital fund manager making investments in early stage companies, since 2010. He previously served as CEO of X-IO Technologies, Inc., an enterprise storage company, from February 2015 to October 2018. Mr. Miller is a Director of the following private entities: Axellio Inc., Violin Systems LLC, Chromatic Technologies, Inc., New Planet Technologies, Inc., Wanamaker Corp., BurstIQ Inc., and Altia Inc. Mr. Miller was a cofounder and Chief Technology Officer of StorageNetworks. Mr. Miller holds a B.S. in Chemistry from University of Illinois. Mr. Miller has been a director of the Company since December 2016 and his term expires at the Company’s 2021 Annual Meeting of Stockholders and until a successor is elected and qualified.

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

Todd Brooks is the Company’s Chief Executive Officer. Prior to joining the Company, Mr. Brooks was the Chief Operating Officer at Aurea Software, and Chief Executive Officer of Update Software, a publicly traded company in Europe.  Previously, Mr. Brooks was the Chief Operating Officer at Trilogy where he was responsible for the strategic and operational leadership of the firm’s Automotive, Financial Services and Telecom, Technology & Media business units.  Earlier in his career, Mr. Brooks co-founded and managed two technology consulting firms, including eFuel, an early innovator and leader in logistics optimization software for the automotive industry. In addition, Mr. Brooks held leadership roles at FedEx. Mr. Brooks earned a Bachelor’s of Science degree in Aerospace and Ocean Engineering from Virginia Tech, and currently serves on the Advisory Board at Virginia Tech’s Apex Center for Innovation and Entrepreneurship. Mr. Brooks is currently serving for a term which will expire at the Company’s 2019 Annual Meeting of Stockholders.

The following experience, qualifications, attributes and/or skills led the Board to conclude that Mr. Brooks should serve as a director: his leadership role at the Company; his performance at the Company; and his past success in the technology field.

Independence

In accordance with the Company’s Corporate Governance Guidelines, and the Nasdaq Stock Market corporate governance listing standards (the “Nasdaq Standards”), a majority of the Company’s directors must be independent as determined by the Board. While the Company’s Common Stock, $0.001 par value (the “Common Stock”) is currently traded on the OTC markets, in making its independence determinations for directors, the Board looks to the Nasdaq Standards.

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

The Board currently consists of five directors, all of whom are independent except for Mr. Brooks.

Board Leadership Structure

Our governance documents provide the Board with flexibility to select the appropriate leadership structure for the Company.

The Company’s policy is to have the positions of Chairman of the Board and Chief Executive Officer split. Todd Brooks serves as Chief Executive Officer and Michael Kelly serves as Chairman of the Board.

Several factors ensure that we have a strong and independent Board. The Audit Committee of our Board is composed entirely of independent directors. In addition, the Nominating and Corporate Governance Committee and our Board have assembled a Board comprised of talented and dedicated directors with a wide range of expertise and skills. The Board regularly meets in executive session without management present.

Attendance at Annual Meetings

The Company’s policy is that, except for unusual circumstances, all Board members should attend the Company’s annual meetings of stockholders. All Board members serving on the Board at the time of the 2018 Annual Meeting of Stockholders attended the Company’s 2018 Annual Meeting of Stockholders.

Diversity

The Nominating and Corporate Governance Committee’s evaluation of director nominees takes into account their ability to contribute to the diversity of, background, experience and point of views represented on the Board, and the committee will review its effectiveness in balancing these considerations when assessing the composition of the Board.

Role in Risk Management

The Board oversees that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that the Company’s business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the Board’s oversight of the various risks facing the Company. In this regard, the Board seeks to understand and oversee critical business risks. The Board does not view risk in isolation. Risks are considered in virtually every business decision and as part of the Company’s business strategy. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis. The Board has implemented a risk governance framework to:

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

While the Board oversees risk management, Company management is charged with managing risk. The Company has robust internal processes and a strong internal control environment to identify and manage risks and to communicate with the Board. These include a Code of Business Conduct, regular training of salespeople on risks and appropriate conduct, and a comprehensive internal and external audit process. The Board and the Audit Committee monitor and evaluate the effectiveness of the internal controls and the risk management program at least annually. Management communicates routinely with the Board, Board committees and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management. The Board implements its risk oversight function both as a whole and through committees. Much of the work is delegated to various committees, which meet regularly and report back to the full Board. All committees play significant roles in carrying out the risk oversight function. In particular:

•	The Audit Committee oversees risks related to the Company’s financial statements, the financial reporting process, accounting and legal matters, currency fluctuation and hedging, and investments. The Audit Committee oversees the internal audit function and the Company’s ethics programs, including the Code of Business Conduct. The Audit Committee members meet separately with the independent auditing firm.
•	The Compensation Committee evaluates the risks and rewards associated with the Company’s compensation philosophy and programs. Management discusses with the Compensation Committee the procedures that have been put in place to identify and mitigate potential risks in compensation.

Meetings

The Board met on twenty three (23) occasions during the fiscal year ended December 31, 2018. All directors attended at least 75% of the meetings of the Board during the times they were directors.

Committees

The Board currently has three standing committees: the Audit Committee; the Compensation Committee; and the Nominating and Corporate Governance Committee. Each of these committees has a charter. These charters are available on the Company’s website at:

www.falconstor.com/page/545/board-committees.

Audit Committee

The Audit Committee consists of Messrs. Kelly (Chair), Rudolph and Miller. The Audit Committee is appointed by the Board to assist the Board in monitoring (i) the integrity of the financial statements of the Company, (ii) the qualifications and independence of the independent registered public accounting firm engaged to audit the Company’s consolidated financial statements, (iii) the performance of the Company’s internal audit function and independent auditors, (iv) the integrity of management and information systems and internal controls, and (v) the compliance by the Company with legal and regulatory requirements.

Each member of the Audit Committee is required to be “independent” as defined in the Nasdaq Standards and in Section 301 of the Sarbanes-Oxley Act of 2002 (the “Act”) and Rule 10A-3 of the Exchange Act. The Board has determined that each member of the Audit Committee is “independent” under these standards. In addition, the Board has determined that, as required by the Nasdaq Standards, each member of the Audit Committee was able to read and to understand financial statements at the time of his appointment to the Audit Committee.

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

The Audit Committee met four (4) times during the fiscal year ended December 31, 2018. All members of the Audit Committee attended at least 75% of the meetings of the committee during the fiscal year ended December 31, 2018.

The Company’s Board has adopted, and annually reviews, an Audit Committee Charter and Guidelines for Pre-Approval of Independent Auditor Services. As indicated above, a copy of the Company’s Audit Committee Charter is available on the Company’s website at:

www.falconstor.com/page/545/board-committees.

Compensation Committee

The Compensation Committee currently consists of Messrs. Hale (Chair), Kelly and Rudolph. The Compensation Committee is appointed by the Board (i) to discharge the responsibilities of the Board relating to compensation of the Company’s executives, and (ii) to administer, and to approve awards under, the Company’s equity-based compensation plans for employees.

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

The Compensation Committee met five (5) times during the fiscal year ended December 31, 2018. All members of the Compensation Committee attended at least 75% of the meetings of the committee during the fiscal year ended December 31, 2018.

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

The Nominating and Corporate Governance Committee did not meet during the fiscal year ended December 31, 2018 and, instead, the full Board acted on behalf of the Nominating and Corporate Governance Committee.

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

To propose a nominee, a stockholder must provide the following information:

1.	The stockholder’s name and, if different, the name of the holder of record of the shares.
2.	The stockholder’s address and telephone number.
3.	The name of the proposed nominee.
4.	The address and phone number of the proposed nominee.
5.	A listing of the proposed nominee’s qualifications.
6.	A statement by the stockholder revealing whether the proposed nominee has assented to the submission of her/his name by the stockholder.
7.	A statement from the stockholder describing any business or other relationship with the nominee.
8.	A statement from the stockholder stating why the stockholder believes the nominee would be a valuable addition to the Company’s Board.

The stockholder should submit the required information to:

Nominating and Corporate Governance Committee
c/o Chief Financial Officer
FalconStor Software, Inc.
701 Brazos Street
Suite 400
Austin, TX 78701

With a copy to:

Director Human Resources
FalconStor Software, Inc.
701 Brazos Street
Suite 400
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

At any time, the Committee may be looking for director candidates with certain qualifications or skills to replace departing directors or to complement the skills of existing directors and to add to the value of the Board.

III.	Identification and Evaluation of Candidates

Candidates for director may come from many different sources including, among others, recommendations from current directors, recommendations from management, third-party search organizations, and stockholders.

In each instance, the Committee will perform a thorough examination of the candidate. An initial screening will be performed to ensure that the candidate meets the minimum qualifications set forth above and has skills that would enhance the Board. Following the initial screening, if the candidate is still viewed as a potential nominee, the Committee will perform additional evaluations including, among other things, some or all of the following: detailed resume review; personal interviews; interviews with employer(s); and interviews with peer(s).

All candidates will be reviewed to determine whether they meet the independence standards of the Nasdaq Standards. Failure to meet the independence standards may be a disqualifying factor based on the Board of Director’s composition at the time. Even if failure to meet the independence standards is not by itself disqualifying, it will be taken into account by the Committee in determining whether the candidate would make a valuable contribution to the Board.

Contacting the Board of Directors

Stockholders and others may contact the Company’s Board by sending a letter to:

Board of Directors
FalconStor Software, Inc.
701 Brazos Street
Suite 400
Austin, TX 78701

or by clicking on the “Contact FalconStor’s Board of Directors” link on the Company Corporate Governance home page at:

www.falconstor.com/page/540/board-of-directors.

Communications directed to the Board are screened by the Company’s Finance and/or Investor Relations departments. Routine requests for Company information are handled by the appropriate Company department. Other communications are reviewed to determine if forwarding to the Board is necessary or appropriate. The Board receives a quarterly summary of all communications that are not forwarded to the Board’s attention. All communications are kept on file for one year for any director who wishes to view them.

MANAGEMENT

Executive Officers of the Company

The following table contains the names, positions and ages of the executive officers of the Company who are not directors.

Name	Position	Age
Brad Wolfe	Chief Financial Officer	59

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of Forms 3, 4, and 5, and amendments thereto furnished to the Company during the fiscal year ended December 31, 2018, the Company is not aware of any director, officer, or beneficial owner of more than 10 percent of any class of Company equities who failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the fiscal year ended December 31, 2018, except for one Form 4 reporting two transactions filed by HCP-FVA, LLC, one Form 4 reporting seven transactions and one Form 4 reporting two transactions filed by Michael P. Kelly.

Item 11.	Executive Compensation

This section discusses the compensation for our Chief Executive Officer and our current and former Chief Financial Officers (each a “Named Executive Officer” or “NEO”). We had no other Named Executive Officers during the fiscal year ended December 31, 2018.

Summary Compensation Table

The following table sets forth certain compensation paid or accrued during the Company’s past two fiscal years for the Company’s (i) President and Chief Executive Officer, (ii) Executive Vice President, Chief Financial Officer and Treasurer, and (iii) former Executive Vice President, Chief Financial Officer and Treasurer. “All Other Compensation” below consists of certain tax benefits paid by the Company on behalf of the NEOs. There were no stock awards or option awards granted to the NEOs in 2018 and 2019.

Name	Year	Salary	Bonus	All Other Compensation	Total
Todd Brooks	2018	$350,000	$52,782	$—	$402,782
President and Chief Executive Officer (Principal Executive Officer)	2017	$132,238	$17,500	$518	$150,256
Brad Wolfe	2018	$189,192	$—	$—	$189,192
Executive Vice President, Chief Financial Officer and Treasurer	2017	$—	$—	$—	$—
Patrick McClain	2018	$177,624	$7,862	$—	$185,486
Former Executive Vice President, Chief Financial Officer and Treasurer (1)	2017	$91,845	$10,000	$1,336	$103,181

(1)	Mr. McClain resigned as Chief Financial Officer of the Company effective as of April 9, 2018 and transitioned into a senior advisor role in continued support of the Company’s strategic plan execution.

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

Brad Wolfe

In connection with Mr. Wolfe’s appointment as Executive Vice President, Chief Financial Officer and Treasurer, the Board approved an offer letter to Mr. Wolfe (the “Wolfe Offer Letter”), which was executed on April 4, 2018. The Wolfe Offer Letter provides that Mr. Wolfe is entitled to receive an annualized base salary of $240,000, payable in regular installments in accordance with the Company’s general payroll practices. Mr. Wolfe will also be eligible for a cash bonus of $10,000 for any quarter has net working capital – cash in excess of $27,500 and additional incentive compensation of an annual bonus of up to $70,000, subject to attainment of performance objectives to be mutually agreed upon and established.

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

Patrick McClain

Prior to his resignation, we had an employment agreement with Mr. McClain. Such employment agreement was used by the Company to establish key elements of the agreement between the Company and Mr. McClain, including the proposed minimum period of employment and the fundamental elements of compensation. The agreement also facilitated the creation of covenants, such as those regarding competition during and after the employment period or limitations on the reasons for which Mr. McClain could have been terminated, that would not otherwise be part of the employment relationship.

Outstanding Equity Awards at Fiscal Year End 2018

There were no equity awards to the Company’s NEOs outstanding as of December 31, 2018.

Payments Upon Severance or Change in Control

Severance Agreements

On April 5, 2018, the Company accepted the resignation of Patrick McClain from his positions as Executive Vice President, Chief Financial Officer and Treasurer of the Company effective April 9, 2018. Mr. McClain transitioned into a senior advisor role in the Company. In connection with Mr. McClain’s departure, on April 11, 2018 the Company and Mr. McClain entered into a Separation and Transition Agreement and General Release pursuant to which the Company paid Mr. McClain his then-current salary until August 31, 2018 and any COBRA expenses until December 31, 2018 to the extent that Mr. McClain’s health insurance was not covered by the health insurance plan of another entity.

Report on Repricing of Options.

None of the stock options granted under any of the Company’s plans were repriced in the fiscal year ended December 31, 2018.

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

Director Compensation

Directors who are also employees receive no compensation for serving on the Company’s Board. Non-employee directors are reimbursed for all travel and other expenses incurred in connection with attending Board and Committee meetings.

Messrs. Kelly, Miller and Rudolph received $32,975, $25,975, and $27,100 in directors fees, respectively, in 2019 in connection with their service as a director in 2018. The Company has not paid Mr. Hale any fees in connection with his service as a director in 2018. The cash compensation includes a retainer for all directors plus additional amounts based on service on Board committees, and additional amounts payable to Mr. Kelly for serving as Chairman of the Board and Chairman of the Audit Committee. Based on this compensation plan and assuming continued service as a director in 2019 (including the fees from serving on a committee), Messrs. Hale, Kelly, Miller and Rudolph are entitled to quarterly fees of $12,125 (or $48,500 annually), $32,475 (or $129,900 annually), $25,975 (or $103,000 annually) and $27,100 (or $108,400 annually), respectively.

2018 Management Incentive Plan

On February 3, 2018, the Company’s Board approved a Management Incentive Plan (“2018 MIP”). The 2018 MIP pays cash bonuses to, among others, the Company’s Chief Executive Officer and Chief Financial Officer. The intent of the Compensation Committee in crafting the 2018 MIP was to further incentivize the Company’s executives to achieve the corporate goals set out by the Company’s Board and to further align their interests with stockholder interest. The Compensation Committee believes that the 2018 MIP reflected those goals.

If all of the goals were achieved, the named officers would have received the following payments:

Name	Title	Payment at 100% Achievement
Todd Brooks	Chief Executive Officer	$270,000
Brad Wolfe	Chief Financial Officer	$110,000

The goals, and the percentage of bonus available for the achievement of each goal, were as follows:

Goal – Quarterly Performance	CEO Bonus	CFO Bonus
Net Working Capital plus cash > $27,500	$17,500	$10,000
Net Working Capital plus cash > EOQ Target	$12,500	$5,000
ARR Billings – ACV	$3,750	$1,000
Total Billings – ACV	$3,750	$1,000
OPEX < Target	$—	$1,000
Achievement of various MBO’s	$5,000	$2,000

Goal – Annual Performance	CEO Bonus	CFO Bonus
Net Working Capital plus cash > EOQ Target	$50,000	$20,000
ARR Billings – ACV	$15,000	$4,000
Total Billings – ACV	$15,000	$4,000
OPEX < Target	$—	$4,000
Achievement of various MBO’s	$20,000	$8,000

The 2018 MIP did not contain any payments for over-achievement or underachievement of goals. For 2018, Mr. Brooks received a bonus of $52,782.

2019 Management Incentive Plan

In March, 2019, the Company’s Board approved a Management Incentive Plan (“2019 MIP”). The 2019 MIP pays cash bonuses to, among others, the Company’s Chief Executive Officer and Chief Financial Officer. The intent of the Compensation Committee in crafting the 2019 MIP was to further incentivize the Company’s executives to achieve the corporate goals set out by the Company’s Board and to further align their interests with stockholder interest. The Compensation Committee believes that the 2019 MIP reflects those goals. The 2019 MIP reflects both quarterly and annual goals. In addition to the categories below, the payment of a bonus is contingent on the Company having a targeted amount each quarter of net working capital and available cash.

If all of the goals are achieved, the named officers would receive the following payments:

Name	Title	Payment at 100% Achievement
Todd Brooks	Chief Executive Officer	$200,000
Brad Wolfe	Chief Financial Officer	$80,000

The goals, and the percentage of bonus available for the achievement of each goal, were as follows:

Name	Category	Description	Weighting
Todd Brooks, CEO	Corporate	Total Billings	25%
		Total Maintenance Renewal Billings	10%
		Total New Customer Billings	15%
		Total Expansion Billings	10%
	Individual (Key Standards)	Weekly leadership team meeting	10%
		Weekly 1:1 with each direct report	10%
		Weekly corporate-wide OKR usage	10%
		Quarterly communication with each Platinum Partner	10%
Brad Wolfe, CFO	Corporate	Total Billings	20%
		Total Maintenance Renewal Billings	10%
		Total New Customer Billings	10%
		Total Expansion Billings	10%
	Individual (Key Standards)	Weekly OKR usage within entire Finance team	10%
		Weekly 1:1 with each direct report	10%
		Monthly budget review with each functional leader	10%
		Accurate monthly close by 10th of each month following	10%
		Complete all SEC filings and associated audits on time	10%

The Company’s Compensation Committee retains the discretion to modify the terms of the 2019 MIP.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information concerning ownership of the Company’s Common Stock outstanding at April 30, 2019, by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock, (ii) each director and nominee for director, (iii) each of the Named Executive Officers identified in the summary compensation table, and (iv) all directors, nominees for director and executive officers of the Company as a group.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Class (2)
Martin Hale, Hale Fund Management, LLC Hale Capital Management, LP, Hale Capital Partners, LP, HCP-FVA, LLC (3)	364,351,087	61.4%
Nantahala Capital Management, LLC (4)	58,079,272	9.9%
ESW Capital, LLC (5)	131,321,546	22.2%
Michael P. Kelly (6)	763,915	*
Barry Rudolph (7)	35,963	*
William Miller (8)	35,331	*
Todd Brooks	—	0%
Brad Wolfe	—	0%
All Directors, Nominees for Director and Executive Officers as a Group (9) (7 persons)	365,186,296	61.5%
Patrick McClain (10)	—	0%

*Less than one percent

(1)	A person is deemed to be the beneficial owner of voting securities over which the person has voting power or that can be acquired by such person within 60 days after April 30, 2019 upon the exercise of options, warrants or convertible securities, or upon the lapse or the removal of all restrictions on shares of restricted stock. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and that are currently exercisable (i.e., that are exercisable within 60 days from April 30, 2019) have been exercised. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them.
(2)	Based upon shares of Common Stock outstanding at April 30, 2019, of 587,255,165.
15

(3)	Based on information contained in Forms 4 and a report on Schedule 13D/A filed by Mr. Hale, Hale Fund Management, LLC (“Fund Management”), Hale Capital Management, LP (“Capital Management”), Hale Capital Partners, LP (“Hale Capital”), and HCP-FVA, LLC (“HCP-FVA”) on December 31, 2018. Consists of (i) 358,200,057 shares of Common Stock held by Hale Capital and HCP-FVA, (ii) 70,815 shares of restricted stock held by Mr. Hale for the benefit of Hale Capital, (iii) 558,000 shares of Series A Preferred Stock held by HCP-FVA, which equates to 4,536,585 shares of Common Stock on an as-converted basis (without giving effect to the 9.99% blocker contained in the Certificate of Designations), held by HCP-FVA, and (iv) 1,543,630 shares of Common Stock issuable upon the exercise of warrants held by HCP-FVA. Each of Mr. Hale, Fund Management, Capital Management and Hale Capital disclaims beneficial ownership of such shares of Common Stock except to the extent of his or its pecuniary interest. The address of Mr. Hale, Fund Management, Capital Management, Hale Capital and HCP-FVA is 17 State Street, Suite 3230, New York, NY 10004.
(4)	Based on information contained in a report on Schedule 13G/A filed by Nantahala Capital Management, LLC (“Nantahala”), Wilmot B. Harkey and Daniel Mack on February 14, 2019. Consists of (i) [57,105,431] shares of Common Stock and (ii) 99,807 shares of Series A Preferred Stock that may be converted for 973,841 shares of Common Stock within 60 days of the Record Date. Messrs. Harkey and Mack are the managing members of Nantahala and disclaim beneficial ownership of such shares of Common Stock except to the extent of their pecuniary interest. The address of Messrs. Harkey and Mack and Nantahala is 19 Old Kings Highway S, Suite 200, Darien, CT 06820.
(5)	Based on information contained in a report on Schedule 13D/A filed by ESW Capital, LLC and Joseph A. Liemandt on December 31, 2018. Consists of 128,613,493 shares of Common Stock and 2,708,053 shares of Common Stock that may be issued upon conversion of Series A Preferred Stock. ESW Capital, LLC and Mr. Liemandt disclaim Section 13(d) beneficial ownership with respect to 2,708,053 shares of Common Stock issuable upon conversion of Series A Preferred Stock as a result of the application of the 9.99% blocker contained in the Company’s Amended and Restated Certificate of Designations, Preferences and Rights of the Series A Convertible Preferred Stock. Mr. Liemandt is the sole voting member of ESW Capital, LLC and disclaims beneficial ownership of such shares of Common Stock except to the extent of his pecuniary interest. The address of Mr. Liemandt and ESW Capital, LLC is 401 Congress Ave., Suite 2650, Austin, TX 78701.
(6)	Based on information contained in Forms 3 and 4 filed by Mr. Kelly and certain other information. Consists of 763,915 shares of Common Stock held by Mr. Kelly.
(7)	Based on information contained in Forms 3, 4 and 5 filed by Mr. Rudolph and certain other information. Consists of 35,963 shares of Common Stock held by Mr. Rudolph.
(8)	Based on information contained in Forms 3, 4 and 5 filed by Mr. Miller and certain other information. Consists of (i) 32,731 shares of Common Stock held by Mr. Miller and (ii) 2,600 shares of Common Stock held by PV Strategies LLC, a hedge fund managed by Miller Investment Management LLC, a registered investment adviser of which Mr. Miller is a principal. Mr. Miller, as a principal of Miller Investment Management LLC, may be deemed the beneficial owner of shares owned by PV Strategies LLC. Mr. Miller disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.
(9)	Consists of shares of Common Stock held by all directors and executive officers as a group and 54,891,807 shares held by HCP-FVA.
16

(10)	Mr. McClain resigned as Chief Financial Officer effective April 9, 2018 and transitioned into a senior advisor role in continued support of the Company’s strategic plan execution.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company’s Board has recognized that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof). The Board therefore adopted a policy to be followed in connection with all related party transactions involving the Company.

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
2.	the transaction is approved by the disinterested members of the Board; or
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

B.       Audit Committee Approval

The Board determined that the Audit Committee of the Board is best suited to review and approve Related Party Transactions. Accordingly, at each calendar year’s first regularly scheduled Audit Committee meeting, management recommends Related Party Transactions to be entered into by the Company for that calendar year, including the proposed aggregate value of such transactions if applicable. After review, the Audit Committee approves or disapproves such transactions and at each subsequently scheduled meeting, management updates the Audit Committee as to any material change to those proposed transactions.

In the event management recommends any further Related Party Transactions subsequent to the first calendar year meeting, such transactions may be presented to the Audit Committee for approval or preliminarily entered into by management subject to ratification by the Audit Committee; provided that if ratification is not forthcoming, management shall make all reasonable efforts to cancel or annul such transaction.

C.       Corporate Opportunity

The Board recognizes that situations may exist where a significant opportunity may be presented to management or a member of the Board that may equally be available to the Company, either directly or via referral. Before such opportunity may be consummated by a Related Party (other than an otherwise unaffiliated 5% stockholder), such opportunity shall be presented to the Board of the Company for consideration.

D.       Disclosure

All Related Party Transactions are to be disclosed in the Company’s applicable filings as required by the Securities Act of 1933 and the Exchange Act and related rules. Furthermore, all Related Party Transactions shall be disclosed to the Audit Committee of the Board and any material Related Party Transaction shall be disclosed to the full Board.

E.       Other Agreements

Management assures that all Related Party Transactions are approved in accordance with any requirements of the Company’s financing agreements.

Please see “Item 10. – Directors, Executive Officers and Corporate Governance” for a discussion of Director independence.

Related Party Transactions Reviewed During 2017 and 2018

William Miller, a director of the Company, previously served as the Chairman and Chief Executive Officer of X-IO Technologies, Inc. (“X-IO Technologies”), an enterprise storage company. For the years ended December 31, 2017 and 2018, the Company sold product to X-IO Technologies totaling $45,865 and $40,519, respectively.

Martin M. Hale, Jr., a member of the Company’s Board, is the sole owner and Chief Executive Officer of the entity that is the general partner of HCP-FVA, the holder in excess of 50% of the Company’s Series A Preferred Stock. The Series A Preferred Stock was initially purchased by Hale Capital, of which Mr. Hale is the Chief Executive Officer, pursuant to a September 16, 2013 stock purchase agreement with the Company (the “Purchase Agreement”) at a time when Mr. Hale was not a director of the Company. Under the terms of the Certificate of Designations, the Majority Holders of the Series A Preferred Stock are entitled, as a group, to nominate and to elect up to two directors so long as at least 85% of the Company’s Series A Preferred Stock is outstanding. HCP-FVA, at the time the sole holder of the Series A Preferred Stock, nominated and elected Mr. Hale in September 2013 and Michael P. Kelly on October 29, 2014, to the Company’s Board.

On November 17, 2017, HCP-FVA provided a commitment letter to the Company agreeing to finance up to $3 million to the Company (the “Commitment”) on the terms, and subject to the conditions, set forth in that certain commitment letter. As part of that Commitment, on November 17, 2017, the Company entered into a Loan and Security Agreement with HCP-FVA and certain other loan parties named therein, pursuant to which HCP-FVA made a short term loan to the Company in the principal amount of $500,000 payable on May 17, 2018 (the “Bridge Loan”). In connection with the Bridge Loan, the Company issued HCP-FVA Backstop Warrants to purchase 13,859,128 shares of Common Stock for a nominal exercise price (the “Backstop Warrants”).

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

In the Financing, the Company offered to the Company’s stockholders as of November 17, 2017 who are accredited investors the opportunity to purchase up to a total of 40 million Units (inclusive of subscriptions by HCP-FVA). Each Unit consisted of the following (each, a “Unit”) for a per Unit offering price of $0.371063:

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

On February 23, 2018, in connection with HCP-FVA’s subscription in the Financing, the Company entered into an Amended and Restated Term Loan Credit Agreement (the “Amended and Restated Loan Agreement”), with HCP-FVA and certain other loan parties named therein setting forth the terms of the Term Loan. The Amended and Restated Loan Agreement amended and restated that certain Loan and Security Agreement, dated as of November 17, 2017, by and among the parties, pursuant to which HCP-FVA made the Bridge Loan.

As part of the Commitment, Hale Capital also agreed to postpone the date of the optional redemption of the Series A Preferred Stock from August 5, 2017 to July 30, 2021, and to waive prior breaches of the terms of the Series A Preferred Stock which had also triggered a redemption right.

In exchange for serving as the backstop for the Financing, upon the closing of the Commitment, HCP-FVA received additional Backstop Warrants to purchase 41,577,382 shares of the Company’s Common Stock. HCP-FVA subsequently exercised 53,892,880 Backstop Warrants. In consideration for HCP-FVA’s subscription of $3 million of Units, HCP-FVA was also issued Financing Warrants to purchase 366,990,000 shares of the Company’s Common Stock for a nominal exercise price.

On October 9, 2018, we closed on the final tranche of the Financing. As a result, the Company received an additional $1 million of gross proceeds from new investors (the “New Investors”), which is in addition to the $3 million of gross proceeds previously received from HCP-FVA pursuant to the Commitment. All New Investors executed a joinder to the Amended and Restated Loan Agreement.

In addition to providing the Company with $1,000,000 of financing, the New Investors purchased $520,000 of the Term Loan held by HCP-FVA and 342,000 of the 900,000 shares of Series A Preferred Stock held by HCP-FVA. The New Investors included ESW Capital, LLC, a greater than 5% stockholder of the Company, which purchased $999,051 of the Term Loan, entities affiliated with Nantahala, a greater than 5% stockholder of the Company, which purchased $443,587 of the Term Loan, and Michael Kelly, a director of the Company, who purchased $6,244 of the Term Loan. Financing Warrants to purchase 63,610,935 shares of Common Stock held by HCP-FVA were also cancelled. Accordingly, following the closing of the Financing, the New Investors held Financing Warrants to purchase 185,942,009 shares of Common Stock and HCP- FVA held Financing Warrants to purchase 303,379,065 shares of Common Stock. The transfer of securities by HCP-FVA to New Investors was subject to certain transfer limitations to ensure the preservation of the Company’s net operating loss carry forward.

In December 2018, outstanding Financing Warrants to purchase 489,321,074 were exercised resulting in the issuance of 489,321,074 shares of Common Stock (the “Warrant Exercise”). In connection with the Warrant Exercise, the Company received proceeds of approximately $489,321 which was used to reduce the outstanding principal due on Amended and Restated Loan Agreement. Such amounts repaid included $303,379.07 to HCP-FVA, $122,214.13 to ESW Capital LLC, $54,264.08 to Nantahala and $763.92 to Mr. Kelly.

Item 14.	Principal Accounting Fees and Services

Principal Accountant Fees and Services

Fees for services rendered by RBSM LLP (“RBSM”) for the year 2018 and BDO USA, LLP (“BDO”) for the year 2017 are as follows:

Audit Fees: Fees billed for professional services rendered by (i) RBSM for the audit of the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2017 and the reviews of the interim condensed consolidated financial statements included in the Company’s Form 10-Qs during such fiscal year and (ii) BDO for the audit of the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2017 and the reviews of the interim condensed consolidated financial statements included in the Company’s Form 10-Qs during such fiscal year. These fees also include (i) statutory audits of certain Company subsidiaries, (ii) audit of internal control over financial reporting, required under Section 404 of the Act, and (iii) consent fees. In April 2019, the Audit Committee of the Board of Directors of the Company approved the engagement of Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2019. Marcum did not provide any audit services during 2018 or 2017.

Audit Related Fees: None.

Tax Fees: Fees billed for tax-related services for certain Company subsidiaries rendered by (i) RBSM in 2018 and (ii) BDO in 2017 to the Company. Marcum did not provide any tax services during 2018 or 2017.

All Other Fees: Fees billed for professional services rendered by RBSM and BDO related to certain proxy disclosure calculations for 2018 and 2017. Marcum did not provide any other professional services during 2018 or 2017.

The approximate fees for each category were as follows:

Years Ended December 31,
Description	2018 (RBSM Fees)	2017 (BDO Fees)
Audit Fees	$189,650	$368,910
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

The Audit Committee has considered whether the provision by RBSM of the services covered by the fees other than the audit fees was compatible with maintaining RBSM’s independence and believes that it was compatible.

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

Date: April 30, 2019

INDEX TO EXHIBITS

The Index to Exhibits previously filed in the Original Filing remains in effect with the exception of the addition of the following exhibits, filed herewith:

Exhibit No.	Exhibit
31.3*	Certification of the Chief Executive Officer
31.4*	Certification of the Chief Financial Officer

*	Filed herewith.